Form 10-K
period 2011-11-30
KB HOME
filed 2012-01-30
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑     Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2011

or

☐     Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the transition period from                 to                 .

Commission File No. 001-09195

KB HOME

(Exact name of registrant as specified in its charter)

Delaware	95-3666267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10990 Wilshire Boulevard, Los Angeles, California 90024

(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 231-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange

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

Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on May 31, 2011 was $1,081,292,301, including 11,048,044 shares held by the registrant’s grantor stock ownership trust and excluding 27,095,467 shares held in treasury.

There were 77,092,268 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2011. The registrant’s grantor stock ownership trust held an additional 10,864,251 shares of the registrant’s common stock on that date.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME

FORM 10-K

FOR THE YEAR ENDED NOVEMBER 30, 2011

PART I

Item 1.	BUSINESS

General

KB Home is one of the largest and most recognized homebuilding companies in the United States and has been building homes for more than 50 years. We construct and sell homes through our operating divisions under the name KB Home. Unless the context indicates otherwise, the terms “the Company,” “we,” “our” and “us” used in this report refer to KB Home, a Delaware corporation, and its predecessors and subsidiaries.

Beginning in 1957 and continuing until 1986, our business was conducted by various subsidiaries of Kaufman and Broad, Inc. (“KBI”) and its predecessors. In 1986, KBI transferred all of its homebuilding and mortgage banking operations to us. Shortly after the transfer, we completed an initial public offering of 8% of our common stock and began operating under the name Kaufman and Broad Home Corporation. In 1989, we were spun-off from KBI, which then changed its name to Broad Inc., and we became an independent public company, operating primarily in California and France. In 2001, we changed our name to KB Home. Today, having sold our French operations in 2007, we operate a homebuilding and financial services business serving homebuyers in various markets across the United States.

Our homebuilding operations, which are divided into four geographically defined segments for reporting purposes, offer a variety of new homes designed primarily for first-time, move-up and active adult homebuyers, including attached and detached single-family residential homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. In this report, we use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which homes are constructed as part of an integrated plan.

Through our homebuilding reporting segments, we delivered 5,812 homes at an average selling price of $224,600 during the year ended November 30, 2011, compared to 7,346 homes delivered at an average selling price of $214,500 during the year ended November 30, 2010. Our homebuilding operations represent most of our business, accounting for 99.2% and 99.5% of our total revenues in 2011 and 2010, respectively.

Our financial services reporting segment provides title and insurance services to our homebuyers. This segment also provided mortgage banking services to our homebuyers indirectly through KBA Mortgage, LLC (“KBA Mortgage”), a former unconsolidated joint venture of a subsidiary of ours and a subsidiary of Bank of America, N.A., from the venture’s formation in 2005 until June 30, 2011, when it ceased offering mortgage banking services. Effective June 27, 2011, we entered into a marketing services agreement with MetLife Home Loans, a division of MetLife Bank, N.A. Under the agreement, MetLife Home Loans’ personnel, located on site at several of our new home communities, can offer financing options and residential consumer mortgage loan products to our homebuyers, and originate residential consumer mortgage loans for homebuyers who elect to use MetLife Home Loans. Our homebuyers may also elect to use other providers of mortgage banking services. Our financial services operations accounted for .8% and .5% of our total revenues in 2011 and 2010, respectively.

In 2011, we generated total revenues of $1.32 billion and a net loss of $178.8 million, compared to total revenues of $1.59 billion and a net loss of $69.4 million in 2010. Our financial results for 2011 and 2010 reflect challenging operating conditions that have persisted in the homebuilding industry to varying degrees during the housing downturn that generally began in mid-2006.

Our principal executive offices are located at 10990 Wilshire Boulevard, Los Angeles, California 90024. The telephone number of our corporate headquarters is (310) 231-4000 and our website address is http://kbhome.com. In addition, community location and information is available at (888) KB-HOMES.

Markets

Reflecting the geographic reach of our homebuilding business, as of the date of this report, our principal operations are in the nine states and 32 major markets presented below. For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

Segment	State(s)	Major Market(s)
West Coast	California	Fresno, Los Angeles, Madera, Oakland, Orange County, Riverside, Sacramento, San Bernardino, San Diego, San Jose, Santa Rosa-Petaluma, Stockton, Ventura and Yuba City
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas and Reno
Central	Colorado	Denver
	Texas	Austin, Dallas/Fort Worth, Houston and San Antonio
Southeast	Florida	Daytona Beach, Fort Myers, Jacksonville, Lakeland, Orlando, Sarasota and Tampa
	Maryland	Washington, D.C.
	North Carolina	Raleigh
	Virginia	Washington, D.C.

Segment Operating Information. The following table presents certain operating information for our homebuilding reporting segments for the years ended November 30, 2011, 2010 and 2009:

	Years Ended November 30,
	2011	2010	2009
West Coast:
Homes delivered	1,757	2,023	2,453
Percentage of total homes delivered	30%	27%	29%
Average selling price	$335,500	$346,300	$315,100
Total revenues (in millions) (a)	$589.4	$700.7	$812.2
Southwest:
Homes delivered	843	1,150	1,202
Percentage of total homes delivered	15%	16%	14%
Average selling price	$165,800	$158,200	$172,000
Total revenues (in millions) (a)	$139.9	$187.7	$218.1
Central:
Homes delivered	2,155	2,663	2,771
Percentage of total homes delivered	37%	36%	33%
Average selling price	$171,500	$163,700	$155,500
Total revenues (in millions) (a)	$369.7	$436.4	$434.4
Southeast:
Homes delivered	1,057	1,510	2,062
Percentage of total homes delivered	18%	21%	24%
Average selling price	$195,500	$170,200	$168,600
Total revenues (in millions) (a)	$206.6	$257.0	$351.7
Total:
Homes delivered	5,812	7,346	8,488
Average selling price	$224,600	$214,500	$207,100
Total revenues (in millions) (a)	$1,305.6	$1,581.8	$1,816.4

(a)	Total revenues include revenues from housing and land sales.

Unconsolidated Joint Ventures. The above table does not include homes delivered from unconsolidated joint ventures in which we participate. These unconsolidated joint ventures acquire and develop land and, in some cases, build and deliver homes on developed land. Our unconsolidated joint ventures delivered one home in 2011, 102 homes in 2010, and 141 homes in 2009.

Strategy

To varying degrees since mid-2006, housing markets across the United States, including those we serve, have experienced a prolonged downturn compared to the period from 2000 through 2005 due to a persistent oversupply of homes available for sale and weak consumer demand for housing. Since 2008, a generally poor domestic economic and employment environment as well as turbulence in financial and credit markets worldwide have worsened these conditions, resulting in declining home sales activity and falling home prices in many areas. Although housing affordability has been at historically high levels in the past few years due to lower selling prices and relatively low residential consumer mortgage interest rates, the negative supply and demand dynamics during the housing downturn have severely constrained our net orders, revenues and our ability to generate profits.

We believe housing markets will likely remain volatile and generally weak in 2012, and that our business and the homebuilding industry will experience uneven results before a sustained recovery takes hold. At this time, we cannot predict when such a recovery might occur. Based on this view, we intend to continue to execute on three primary and integrated strategic goals:

•	achieving and maintaining profitability at the scale of prevailing market conditions;

•	generating cash and maintaining a strong balance sheet; and

•	positioning our business to capitalize on future growth opportunities.

In pursuing these goals during the period from mid-2006 through 2009, we reduced our overhead, inventory and community count levels to better align our operations with diminished home sales activity compared to the peak levels reached in the period from 2000 through 2005. (In this report, we use the term “community count” to refer to the number of new home communities that are open for sales.) Consequently, we exited or reduced our investments in underperforming markets, disposed of land and interests in land, unwound our participation in certain unconsolidated joint ventures, and experienced a sharp decline in our backlog and homes delivered compared to our peak period performance primarily due to decreased demand and because we had fewer communities from which we sold homes. During this period, we also focused on improving our operating efficiencies, shifting resources and investing selectively in preferred markets with perceived strong growth prospects, and redesigning and re-engineering our product offerings to meet consumer demand for more affordable and energy efficient homes and to lower our direct construction costs compared to our previous product.

In late 2009 and continuing through 2011, building on our financial position and the earlier operational re-positioning we had implemented, and seeing a number of attractive opportunities becoming available, we launched a targeted land acquisition initiative. Under this initiative, we concentrated on acquiring ownership or control of well-priced developed land parcels that met our investment and marketing standards in preferred locations in or near our existing markets, particularly in California and Texas. This tactical shift was designed to help us achieve and maintain profitability — currently, our highest priority — by increasing our future revenues through a larger inventory base in healthier markets from which to sell our higher-margin new product. It was also designed to help us maintain a three-to-five year supply of developed or developable land. While the inventory and community count reductions and other land portfolio and operational adjustments we made between 2006 and 2009 resulted in fewer homes delivered in 2011 on a year-over-year basis, we anticipate that our land investment activities in 2010 and 2011 and recent and planned new home community openings will improve such comparisons in 2012. As a result, we believe that our land acquisition initiative in combination with the other actions we have taken in pursuing our primary strategic goals during the housing downturn have established a solid foundation for us to eventually achieve sustainable growth and profitability as and to the extent housing markets improve.

While market conditions in 2012 will determine the degree to which we acquire or dispose of land assets in managing our inventory, the pace with which we open new home communities for sales, and the manner in which we pursue and refine our execution on our primary integrated strategic goals, we intend to continue to operate in accordance with the principles of our core operational business model, KBnxt.

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

•

managing our working capital and reducing our operating risks by acquiring primarily developed and entitled land at reasonable prices in preferred markets with perceived high growth potential, and disposing of land and interests in land that no longer meet our investment or marketing standards;

•	using our knowledge of consumer preferences to design, construct and deliver the products homebuyers desire;

•	in general, commencing construction of a home only after a purchase contract has been signed;

•	building a backlog of net orders and minimizing the time from initial construction to delivery of homes to customers;

•	establishing an even flow of production of high-quality homes at the lowest possible cost; and

•	offering customers affordable base prices and the opportunity to customize their homes through choice of location, floor plans and interior design options.

Through its disciplines and standards, our KBnxt operational business model provides a framework under which we seek to build and maintain a leading position in our existing markets; opportunistically expand our business into attractive new areas or preferred markets within or near our existing operations; exit investments that no longer meet our return or marketing standards; calibrate our product designs to consumer preferences; and achieve lower costs and economies of scale in acquiring and developing land, purchasing building materials, subcontracting trade labor, and providing home design and product options to customers. Due to market conditions during the housing downturn, however, there have been instances in which we have found it necessary to temporarily deviate in certain respects from the principles of our KBnxt operational business model, and such instances may arise in 2012.

Our expansion into a new area or market and our withdrawal from an existing market depend on our assessment of the area’s or market’s viability and our ability to develop and/or sustain operations at a level that meets our investment standards. Similar considerations apply to potential asset acquisitions or dispositions in our existing markets.

Operational Objectives. Guided by the principles of our KBnxt operational business model, our main operational objectives currently include:

•

Positioning our operations to maintain ownership or control over a forecasted three-to-five year supply of developed or developable land and concentrating on healthier locations in or near our existing markets. We believe this approach enables us to capitalize on the different rates at which we expect housing markets to stabilize and recover from the housing downturn. In addition, keeping our land inventory at what we believe is a prudent and manageable level and in line with our future sales expectations maximizes the use of our working capital, enhances our liquidity and helps us maintain a balance sheet that supports strategic investments for future growth.

•

Providing the best value and choice in homes and options for our core customers — first-time, move-up and active adult homebuyers. By promoting value and choice through an affordable base price and product customization through options, including many environmentally conscious options, we believe we stand out from other homebuilders and sellers of existing homes (including lender-owned homes acquired through foreclosures or short sales), and can generate higher revenues.

•

Enhancing the affordability of our homes by designing and engineering our homes with flexible layouts, reducing cycle times (i.e., the time between the sale of a home and its delivery to a homebuyer), and lowering our direct construction costs. By making our homes more affordable for our value-conscious core homebuyers while lowering our production costs, we believe we can compete effectively with sellers of existing homes

(including lender-owned homes acquired through foreclosures or short sales), which we see as our primary competition, generate revenues and drive sustainable earnings over the long term.

•

Generating high levels of customer satisfaction and producing high-quality homes as a complement to providing the best value and choice for homebuyers. We believe achieving high customer satisfaction levels is key to our long-term performance, and delivering quality homes is critical to achieving high customer satisfaction.

•

Achieving and maintaining profitability by continuing to align our operational cost structure (including overhead) with the expected size and growth of our business, generating and preserving cash, and maximizing the performance of our invested capital.

Marketing Strategy. During 2011, we continued to focus our promotional marketing efforts on first-time, move-up and active adult homebuyers. These homebuyers historically have been our core customers and it is among these groups that we see the greatest potential for future home sales. Also, beginning in 2010, we have made a regional shift in our overall market positioning and operational platform to emphasize healthier markets in California and Texas. As a result, we have focused our recent community count growth efforts in preferred locations within key strategic markets in those states. In this report, depending on the context, we describe the positioning and structure of our operations in housing markets across the country as our marketing strategy.

Our promotional marketing efforts are directed at differentiating the KB Home brand from resale homes and from homes sold through foreclosures, short sales and by other homebuilders. We believe that our Built to OrderTM message and approach generate a high perceived value for our products and our company among consumers and are unique among large-production homebuilders. Built to Order emphasizes that we partner with our homebuyers to create a home built to their individual preferences in design, layout, square footage and homesite location, and to personalize their home with features and amenities that meet their needs and interests. Built to Order serves as the consumer face of core elements of our KBnxt operational business model and is designed to ensure that our promotional marketing strategy and advertising campaigns are closely aligned with our overall operational focus. For greater consistency with our promotional marketing messages and in the execution of our Built to Order approach, sales of our homes are carried out by in-house teams of sales representatives and other personnel who work personally with each homebuyer to create a home that meets the homebuyer’s preferences and budget.

Our KB Home Studios are an integral component of the Built to Order experience we offer to homebuyers and help increase the revenues we generate from home sales. These showrooms, which are generally located close to our new home communities, allow our homebuyers to select from thousands of product and design options and amenities, including several environmentally conscious options, that are available for purchase as part of the original construction of their homes. The coordinated efforts of our sales representatives and KB Home Studio consultants are intended to provide high levels of customer satisfaction and lead to enhanced customer retention and referrals.

My Home. My Earth.TM We have made a dedicated effort to further differentiate ourselves from other homebuilders and sellers of existing homes through our ongoing commitment to become a leading national company in environmental sustainability. This commitment, organized under our My Home. My Earth. initiative, stems from growing sensitivities and regulatory attention to the potential impact that the construction and use of our homes can have on the environment, including on global average temperatures and associated climate change, and from our homebuyers’ interest in reducing this impact in the most cost-effective way possible. This commitment also stems from our strategic goal to maintain a strong balance sheet by minimizing expenses, waste and inefficiencies in our operations. Under our My Home. My Earth. programs:

•	we became the first national homebuilder to commit to installing exclusively ENERGY STAR® appliances in all of our homes built in 2008 and beyond;

•

we engineer and continually refine our products to reduce the amount of building materials necessary to construct them, and have developed or adopted production methods that help minimize our use of materials and the generation of construction-related debris;

•

we became the first national homebuilder to commit to building homes that are designed to meet the U.S. Environmental Protection Agency’s (“EPA”) ENERGY STAR guidelines in all of our new home communities opened in 2009 and beyond;

•

in 2010, we became the first homebuilder in the country to construct homes to meet the EPA’s WaterSense® specifications. The ENERGY STAR and WaterSense programs require that our homes meet high standards for energy and water efficiency and performance, respectively, compared to standard new or typical existing homes;

•	in 2010, we became a partner in the EPA’s WasteWise® program and have voluntarily undertaken to reduce the amount of solid construction waste sent to landfills;

•	in 2011, we made solar power systems a standard feature of homes in nearly all of our communities across Southern California;

•

in 2011, we introduced our EPG™, or Energy Performance Guide™, which is provided with every new home we deliver and informs prospective buyers about the relative energy efficiency of our new homes compared to a typical new or resale home;

•

in 2011, we announced our planned nationwide rollout of our next-generation of energy efficient home designs, a net-zero energy home we have named ZeroHouse 2.0™, and began offering these home designs as options in select communities; and

•

since 2007, we have published an annual sustainability report on our website. The report outlines our accomplishments and objectives as we work towards our goal of minimizing the impact our operations and homes can have on the environment, while continuing to make the dream of homeownership attainable for our homebuyers.

In many instances, we have been able to implement our My Home. My Earth. programs at minimal or no additional cost to us or to our homebuyers, while giving our homebuyers the opportunity to lower their home ownership costs over the long term. Along with the standard home designs and amenities we offer pursuant to our My Home. My Earth. programs, we also offer our homebuyers several options through our KB Home Studios that can help them to further lower their consumption of energy and water resources and to reduce their utility bills. As we see environmental issues related to housing becoming increasingly important to consumers and government authorities at all levels, we intend to continue to research, evaluate and utilize new or improved products and construction and business practices consistent with the goals of our My Home. My Earth. programs. In addition to making good business sense, we believe our My Home. My Earth. programs can help put us in a better position, compared to homebuilders with less-developed programs, to comply with evolving local, state and federal rules and regulations intended to protect natural resources and to address climate change and similar environmental concerns.

Customer Service and Quality Control

Customer satisfaction is a high priority for us. Our goal is for our customers to be 100% satisfied with their new homes. Our on-site construction supervisors perform regular pre-closing quality checks and our sales representatives maintain regular contact with our homebuyers during the construction process in an effort to ensure our homes meet our standards and our homebuyers’ expectations. We believe our prompt and courteous responses to homebuyers’ needs throughout the homebuying process help reduce post-closing repair costs, enhance our reputation for quality and service, and help encourage repeat and referral business from homebuyers and the real estate community. We also have employees who are responsible for responding to homebuyers’ post-closing needs, including warranty claims.

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

Local Expertise

To maximize our KBnxt operational business model’s effectiveness and help ensure its consistent execution, our employees are continuously trained on KBnxt principles and are evaluated based on their achievement of relevant KBnxt operational objectives. We also believe that our business requires in-depth knowledge of local markets in order to acquire land in preferred locations and on favorable terms, to engage subcontractors, to plan communities that meet local demand, to anticipate consumer tastes in specific markets, and to assess local regulatory environments. Accordingly, we operate our business through divisions with trained personnel who have local market expertise. We have experienced management teams in each of our divisions. Though we centralize certain functions (such as promotional marketing, legal, materials purchasing, purchasing administration, product development, architecture and accounting) to benefit from economies of scale, our local management exercises considerable autonomy in identifying land acquisition opportunities, developing and implementing product and sales strategies, and controlling costs.

Community Development and Land Inventory Management

Our community development process generally consists of four phases: land acquisition, land development, home construction and sale. Historically, the completion time of our community development process has ranged from six to 24 months in our West Coast segment to a somewhat shorter duration in our other homebuilding segments. The duration of the community development process varies based on, among other things, the extent of government approvals required, the overall size of a particular community, necessary site preparation activities, weather conditions, promotional marketing results, consumer demand and local and general economic and housing market conditions.

Although they vary significantly, our communities typically consist of 50 to 250 lots ranging in size from 1,000 to 13,000 square feet. In our communities, we typically offer from three to 15 home designs for homebuyers to choose from. We also generally build one to four model homes at each community so that prospective buyers can preview various home designs. Depending on the community, we may offer premium lots containing more square footage, better views and/or location benefits.

Land Acquisition and Land Development. We continuously evaluate land acquisition opportunities as they arise against our investment and marketing standards, balancing competing needs for financial strength, liquidity and land inventory for future growth. When we acquire land, we generally focus on land parcels containing fewer than 250 lots that are fully entitled for residential construction and are either physically developed to start home construction (referred to as “finished lots”) or partially finished. Acquiring finished or partially finished lots enables us to construct and deliver homes with minimal additional development work or expenditures. We believe this is a more efficient way to use our working capital and reduces the operating risks associated with having to develop and/or entitle land, such as unforeseen improvement costs and/or changes in market conditions. However, depending on market conditions and available opportunities, we may acquire undeveloped and/or unentitled land. We expect that the overall balance of undeveloped, unentitled, entitled and finished lots in our inventory will vary over time.

Consistent with our KBnxt operational business model, we target geographic areas for potential land acquisitions and community development and assess the viability of our current inventory, based on the results of periodic surveys of both new and resale homebuyers in particular markets, prevailing local economic conditions, the supply and type of homes available for sale, and other research activities. Local, in-house land acquisition specialists conduct site selection analysis in targeted geographic areas to identify desirable land acquisition targets or to evaluate whether to dispose of an existing land interest. We also use studies performed by third-party specialists. Using this internal and external data, some of the factors we consider in evaluating land acquisition targets and assessing the viability of our current inventory are consumer preferences; general economic conditions; local housing market conditions, with an emphasis on the prices and pricing trends of comparable new and resale homes in the market; expected sales rates; proximity to metropolitan areas and employment centers; population, household formation and commercial growth patterns; estimated costs of completing land development; and environmental compliance matters.

We generally structure our land purchases and development activities to minimize or to defer the timing of expenditures, which enhances returns associated with new land investments. While we use a variety of techniques to accomplish this, we typically use agreements that give us an option right to purchase land at a future date, usually at a predetermined price and for a small initial deposit payment. These agreements may also permit us to partially develop the land prior to our purchase. We refer to land subject to such option rights as being “controlled.” Our decision to exercise a particular land option right is based on the results of due diligence and continued market viability analyses we conduct after entering into an agreement. In some cases, our decision to exercise a land option may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the land by a pre-determined date. Depending on the circumstances, our initial deposit payment for a land option right may or may not be refundable to us if we abandon the land option contract and do not purchase the underlying land.

In addition to acquiring land under option agreements, we may acquire land under contracts that condition our purchase obligation on our satisfaction with the feasibility of developing the land and selling homes on the land by a certain future date, consistent with our investment and marketing standards. Our land option contracts and other similar contracts may also allow us to phase our land purchases and/or land development over a period of time and/or upon the satisfaction of certain conditions. We may also acquire land with seller financing that is non-recourse to us, or by working in conjunction with third-party land developers. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

Before we commit to any land purchase or dispose of any land interest, our senior corporate and regional management evaluates the asset based on the results of our local specialists’ due diligence, third-party data and a set of defined financial measures, including, but not limited to, gross margin analyses and specific discounted, after-tax cash flow internal rate of return requirements. The criteria guiding our land acquisition and disposition decisions have resulted in our maintaining inventory in areas that we believe generally offer better returns for lower risk and lower investment in inventory.

In recent years, in light of difficult market conditions, we have sold some of our land and interests in land and have abandoned a portion of our rights to acquire land under land option contracts and other similar contracts. We determined that these properties no longer met our investment or marketing standards. Although we shifted our strategic focus in late 2009 to acquiring land assets in preferred locations in which to open new home communities and increase our revenues, if market conditions remain challenging, we may sell more of our land and interests in land, and we may abandon or try to sell more of our rights to acquire land under land option contracts or other similar contracts.

Our inventories include land we are holding for future development, which is comprised of land where we have suspended development activity for a period of time due to building permit moratorium or regulatory restrictions that hinder our ability to move forward with the development of the community. It also includes large land parcels that we plan to build out over several years and/or parcels that have not yet been entitled and, therefore, have an extended development timeline. Land we are holding for future development also includes land where we have deferred development activity based on our belief that we can generate greater returns and/or maximize the economic performance of a community by delaying improvements for a period of time to allow earlier phases of a long-term, multi-phase community or a neighboring community to generate sales momentum or for market conditions to improve. We resume development activity when we believe our investment in this inventory will be optimized.

The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts and other similar contracts in our homebuilding reporting segments as of November 30, 2011 and 2010. The table does not include approximately 326 acres owned as of November 30, 2011 and approximately 316 acres owned and 64 acres under option as of November 30, 2010 that is not expected to be approved for subdivision into lots.

	Homes Under Construction and Land Under Development		Land Held for Future Development		Land Under Option		Total Land Owned or Under Option
	2011	2010	2011	2010	2011	2010	2011	2010
West Coast	3,424	4,467	4,102	3,862	1,491	1,396	9,017	9,725
Southwest	1,013	1,904	8,219	3,292	33	3,864	9,265	9,060
Central	7,681	7,649	1,837	1,097	3,215	2,227	12,733	10,973
Southeast	1,123	1,542	5,567	6,414	2,465	1,826	9,155	9,782

Total	13,241	15,562	19,725	14,665	7,204	9,313	40,170	39,540

Reflecting our geographic diversity and relatively balanced operational footprint, as of November 30, 2011, 22% of the inventory lots we owned or controlled were located in our West Coast homebuilding reporting segment, 23% were in our Southwest homebuilding reporting segment, 32% were in our Central homebuilding reporting segment and 23% were in our Southeast homebuilding reporting segment.

The following table presents the carrying value of inventory we owned, in various stages of development, or controlled under land option contracts and other similar contracts in our homebuilding reporting segments as of November 30, 2011 and 2010 (in thousands):

	Homes Under Construction and Land Under Development		Land Held for Future Development		Land Under Option		Total Land Owned or Under Option
	2011	2010	2011	2010	2011	2010	2011	2010
West Coast	$508,731	$509,346	$344,702	$289,041	$62,370	$30,766	$915,803	$829,153
Southwest	66,770	86,101	163,413	142,566	307	3,716	230,490	232,383
Central	265,946	259,492	23,086	14,636	2,834	10,469	291,866	284,597
Southeast	87,144	155,102	195,542	185,124	10,784	10,362	293,470	350,588

Total	$928,591	$1,010,041	$726,743	$631,367	$76,295	$55,313	$1,731,629	$1,696,721

Home Construction and Sale. Following the purchase of land and, if necessary, the development of land into finished lots, we typically begin marketing homes for sale and constructing model homes. The time required for construction of our homes depends on the weather, time of year, local labor supply, availability of materials and supplies and other factors. To minimize the costs and risks of unsold completed or partially completed homes in production (which we refer to as “standing inventory”), we generally begin construction of a home only when we have a signed purchase contract with a homebuyer. However, cancellations of home purchase contracts prior to the delivery of the underlying homes, or specific strategic considerations, may cause us to have standing inventory.

During the housing downturn, we have experienced more volatility in our cancellation rates than in the years immediately before the downturn began. Also, in the first half of 2010, we strategically deviated from our KBnxt operational business model and, in some communities, built or partially built homes before they were sold to help meet increased demand motivated by the April 30, 2010 expiration of a federal homebuyer tax credit (the “Tax Credit”). As a result, at times during 2010, we had slightly more standing inventory than we have had historically. In 2011, we made a dedicated effort to reduce the amount of standing inventory from the previous year. Market conditions and strategic considerations will determine our standing inventory levels in 2012.

We act as the general contractor for the majority of our communities and hire experienced subcontractors for all production activities. Our contracts with our subcontractors require that they comply with all laws applicable to their work, including labor laws, meet performance standards, and follow local building codes and permits. We have developed programs for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs through improved pricing and, where available, participate in manufacturers’ or suppliers’ rebate programs. At all stages of production, our administrative and on-site supervisory personnel coordinate the activities of subcontractors and oversee that the work subcontractors perform meets quality and cost standards.

Backlog

We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing. The amount of the deposit required varies among markets and communities. Homebuyers also may be required to pay additional deposits when they select options or upgrades for their homes. Most of our home purchase contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer’s deposits. However, we generally permit our homebuyers to cancel their obligations and obtain refunds of all or a portion of their deposits in the event mortgage financing cannot be obtained within a certain period of time, as specified in their contract. Since 2008, tightened residential consumer mortgage lending standards have led to higher cancellation rates than those experienced before then, and we expect these standards to continue to have a negative impact on our cancellation rates and our standing inventory levels in 2012.

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

Establishing an adequate backlog to optimize the execution of our KBnxt operational business model has been challenging during the housing downturn. In 2011, we opened 123 new home communities for sales and took strategic and proactive steps to increase our backlog, which helped us to establish a sales pace that led us to close the year with the highest year-end backlog we have had since 2008.

Our backlog at November 30, 2011 consisted of 2,156 homes, an increase of 61% from the 1,336 homes in backlog at November 30, 2010. The higher backlog level at November 30, 2011 reflected a 39% increase in net orders in the latter half of 2011 compared to the year-earlier period. Our backlog at November 30, 2011 represented potential future housing revenues of approximately $459.0 million, a 74% increase from potential future housing revenues of approximately $263.8 million at November 30, 2010, resulting from the higher number of homes in backlog and a higher overall average selling price. Our backlog ratio, defined as homes delivered in the quarter as a percentage of backlog at the beginning of the quarter, was 75% for the quarter ended November 30, 2011 and 88% for the quarter ended November 30, 2010. The year-over-year decline in this ratio was partly due to tightened residential consumer mortgage lending standards and slower processing and closing of residential consumer mortgage loans for our homebuyers by the providers of such loans.

Our net orders for the year ended November 30, 2011 increased to 6,632 from 6,556 in 2010, representing the first increase in full year net orders in two years. Our average cancellation rate based on gross orders was 29% in 2011, compared to an average cancellation rate of 28% in 2010. Our cancellation rate based on gross orders was 34% in the fourth quarter of 2011, compared to 37% in the fourth quarter of 2010.

The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by homebuilding reporting segment and with respect to our unconsolidated joint ventures for each quarter during the years ended November 30, 2011 and 2010, and our ending backlog at the end of each quarter within those years:

	West Coast	Southwest	Central	Southeast	Total	Unconsolidated Joint Ventures
Homes delivered
2011
First	224	158	363	204	949	1
Second	353	183	475	254	1,265	—
Third	524	232	611	236	1,603	—
Fourth	656	270	706	363	1,995	—

Total	1,757	843	2,155	1,057	5,812	1

2010
First	340	216	529	241	1,326	21
Second	500	359	550	373	1,782	34
Third	600	337	855	528	2,320	24
Fourth	583	238	729	368	1,918	23

Total	2,023	1,150	2,663	1,510	7,346	102

Net orders
2011
First	404	206	448	244	1,302	—
Second	542	270	838	348	1,998	—
Third	581	259	677	321	1,838	—
Fourth	490	172	517	315	1,494	—

Total	2,017	907	2,480	1,228	6,632	—

2010
First	429	313	715	456	1,913	19
Second	608	351	796	489	2,244	27
Third	335	186	556	237	1,314	16
Fourth	331	157	370	227	1,085	4

Total	1,703	1,007	2,437	1,409	6,556	66

	West Coast	Southwest	Central	Southeast	Total	Unconsolidated Joint Ventures
Cancellation rates
2011
First	15%	18%	39%	33%	29%	—%
Second	22	18	29	24	25	—
Third	27	20	34	30	29	—
Fourth	28	27	41	33	34	—

Total	24%	21%	35%	30%	29%	—%

2010
First	17%	14%	29%	21%	22%	21%
Second	15	16	31	26	24	—
Third	23	26	37	40	33	—
Fourth	23	26	49	35	37	33

Total	19%	19%	36%	29%	28%	10%

Ending backlog — homes
2011
First	383	187	778	341	1,689	—
Second	572	274	1,141	435	2,422	—
Third	629	301	1,207	520	2,657	—
Fourth	463	203	1,018	472	2,156	—

2010
First	612	379	1,105	617	2,713	35
Second	720	371	1,351	733	3,175	28
Third	455	220	1,052	442	2,169	20
Fourth	203	139	693	301	1,336	1

Ending backlog — value, in thousands
2011
First	$126,258	$27,970	$132,164	$67,242	$353,634	$—
Second	172,147	43,572	199,350	86,475	501,544	—
Third	211,360	51,262	199,503	97,205	559,330	—
Fourth	161,987	37,071	168,512	91,380	458,950	—

2010
First	$193,938	$59,439	$172,068	$98,305	$523,750	$13,825
Second	241,383	60,278	224,212	122,365	648,238	11,760
Third	165,546	34,490	171,577	83,703	455,316	7,480
Fourth	74,816	21,306	113,155	54,517	263,794	511

Land and Raw Materials

We currently own or control enough land to meet our forecasted production goals for the next three to five years. Depending on market conditions and our marketing strategy, we may in 2012 continue to acquire land assets and/or sell certain land or land interests. In 2011, we invested approximately $478 million in land and land development, and our land sales generated $.3 million of revenues and $.1 million of income, including $.1 million of pretax, noncash impairment charges. In 2010, we invested approximately $560 million in land and land development, and our land sales generated $6.3 million of revenues and $.3 million of losses, including $.3 million of pretax, noncash impairment charges. Our land option contract abandonments resulted in pretax, noncash charges of $3.1 million in 2011 and $10.1 million in 2010.

The principal raw materials used in the construction of our homes are concrete and forest products. In addition, we use a variety of other construction materials in the homebuilding process, including drywall and plumbing and electrical items. We attempt to enhance the efficiency of our operations by using, where practical, pre-made, standardized materials that are commercially available on competitive terms from a variety of sources. In addition, our centralized and/or regionalized purchasing of certain building materials, appliances and fixtures allows us to benefit from large quantity purchase discounts and, where available, manufacturer or supplier rebates. When possible, we arrange for bulk purchases of these products at favorable prices from manufacturers and suppliers.

Customer Financing

Our homebuyers may obtain mortgage financing from any provider of their choice. From its formation in 2005 until June 30, 2011, KBA Mortgage had representatives on site at our new home communities who provided mortgage banking services to our homebuyers through the former unconsolidated joint venture. KBA Mortgage ceased offering mortgage banking services after June 30, 2011. KBA Mortgage originated residential consumer mortgage loans for 67% of our customers who obtained mortgage financing during the period the unconsolidated joint venture operated in 2011. In 2010, KBA Mortgage originated such loans for 82% of our customers who obtained mortgage financing during that year.

Under our marketing services agreement, which became effective on June 27, 2011, MetLife Home Loans’ personnel, located on site at several of our new home communities, can offer (i) financing options and mortgage loan products to our homebuyers, (ii) to prequalify homebuyers for residential consumer mortgage loans, and (iii) to commence the loan origination process for homebuyers who elect to use MetLife Home Loans. MetLife Home Loans and its parent company, MetLife Bank, N.A., are not affiliates of ours or any of our subsidiaries. We do not have any ownership, joint venture or other interests in or with MetLife Home Loans or MetLife Bank, N.A. or with respect to the revenues or income that may be generated from MetLife Home Loans providing mortgage banking services to, or originating residential consumer mortgage loans for, our homebuyers.

MetLife Bank, N.A. recently announced that it will cease offering forward mortgage banking services as part of its business. While we are evaluating various options, our strategic intention is to reestablish a mortgage banking joint venture or marketing relationship with a financial institution or other mortgage banking services provider, but we can offer no assurance that we will be able to do so.

Employees

We employ a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel, and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of our communities from their conception through the promotional marketing and delivery of completed homes.

At December 31, 2011, we had approximately 1,200 full-time employees, compared to approximately 1,300 at December 31, 2010. None of our employees are represented by a collective bargaining agreement.

Competition and Other Factors

We believe our KBnxt operational business model, particularly the aspects that involve gaining a deeper understanding of customer interests and needs and offering a wide range of choices to homebuyers, provides us with long-term competitive advantages. The homebuilding industry and housing market are highly competitive, and we compete with numerous homebuilders ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, we compete with housing alternatives other than new homes, including resale homes, foreclosed and short sale homes, apartments and rental housing. In certain markets and at times when housing demand is high, we also compete with other builders to hire subcontractors.

During 2011, operating conditions in most housing markets across the United States remained difficult, reflecting the impact of the housing downturn and the weak economy. We believe the heightened competition for homebuyers stemming from these conditions will continue and may intensify in 2012.

Financing

We do not generally finance the development of our communities with project financing. By “project financing,” we mean proceeds of loans from parties other than land sellers that are specifically obtained for, or secured by, particular communities or other inventory assets. Instead, our operations have historically been funded by results of operations, public debt and equity financing, and borrowings under an unsecured revolving credit facility with various financial institutions (the “Credit Facility”). In 2010, however, anticipating that we would not need to borrow any funds under the Credit Facility before its scheduled maturity in November 2010, we voluntarily terminated the Credit Facility effective March 31, 2010 to eliminate the costs of maintaining it. Depending on market conditions in 2012, we may obtain project financing, or secure external financing with community or other inventory assets that we own or control. We may also undertake to enter into a new credit facility.

Environmental Compliance Matters

As part of our due diligence process for land acquisitions, we often use third-party environmental consultants to investigate potential environmental risks, and we require disclosures and representations and warranties from land sellers regarding environmental risks. Despite these efforts, there can be no assurance that we will avoid material liabilities relating to the existence or removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned or controlled by us. No estimate of any potential liabilities can be made although we may, from time to time, purchase property that requires us to incur environmental clean-up costs after conducting appropriate due diligence, including, but not limited to, using detailed investigations performed by environmental consultants. In such instances, we take steps prior to acquisition of the land to gain reasonable assurance as to the precise scope of work required and the costs associated with removal, site restoration and/or monitoring. To the extent contamination or other environmental issues have occurred in the past, we will attempt to recover restoration costs from third parties, such as the generators of hazardous waste, land sellers or others in the prior chain of title and/or their insurers. Based on these practices, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our future consolidated financial statements. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the EPA as being a “Superfund” clean-up site requiring remediation, which could have a material effect on our future consolidated financial statements. Costs associated with the use of environmental consultants are not material to our consolidated financial statements.

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

The following important factors could adversely impact our business. These factors could cause our actual results to differ materially from the forward-looking and other statements (i) that we make in registration statements, periodic reports and other filings with the SEC and from time to time in our news releases, annual reports and other written reports or communications, (ii) that we post on or make available through our website, and (iii) that our personnel and representatives make orally from time to time.

The homebuilding industry is experiencing a prolonged and severe downturn that may continue for an indefinite period and materially and adversely affect our business and consolidated financial statements.

Since mid-2006, many of our served markets and the United States homebuilding industry as a whole have experienced low demand for new homes and an oversupply of new and existing homes available for sale. As a result, compared to the period from 2000 through 2005, we and other homebuilders have generally experienced fewer home sales and greater volatility in the cancellations of home purchase contracts by homebuyers, higher inventories of unsold homes and the increased use of discounts, incentives, price concessions and other marketing efforts by sellers of new and existing homes to close sales, putting downward pressure on home selling prices, revenues and profitability. These negative supply and demand trends have been exacerbated since 2008 by a number of factors, including (a) a severe and persistent downturn in general economic and employment conditions that, among other things, has further tempered consumer demand and confidence for buying new homes; (b) sustained elevated levels of residential consumer mortgage loan foreclosures and short sales activity and sales of lender-owned homes; (c) volatility and uncertainty in financial, credit and consumer lending markets worldwide, including from voluntary and involuntary delays by financial institutions in finalizing residential consumer mortgage loan foreclosures and increasing demands from investors for lenders and other mortgage banking services providers, residential consumer mortgage loan brokers and other institutions, or their agents, to repurchase the residential consumer mortgage loans or securities backed by residential consumer mortgage loans that they originated, issued or administer; (d) generally tighter lending standards for residential consumer mortgage loans, including higher credit score requirements, credit risk/mortgage loan insurance premiums and required down payment amounts, and more stringent standards for appraisals, loan-to-value ratios and buyer income and asset documentation; and (e) the termination, expiration or scaling back of government programs and incentives supportive of homeownership and/or home purchases. It is uncertain when, and to what extent, these housing industry trends and factors might reverse or improve.

Reflecting this difficult operating environment, we, like many other homebuilders, have experienced to varying degrees since the housing downturn began, declines in net orders, decreases in the average selling price of new homes we have sold and delivered, and reduced revenues and margins relative to the period from 2000 through 2005, and we have generated operating losses. Though we increased both our net orders and overall average selling price in the second half of our 2011 fiscal year compared to the same period in 2010, and housing affordability is currently at historically high levels overall, we can provide no assurances that the homebuilding industry or our business will improve substantially or at all in 2012. If economic conditions, employment, personal income growth and consumer confidence were to remain weak and residential consumer mortgage loan foreclosures, delinquencies, short sales and sales of lender-owned homes rise in future periods, there would likely be a corresponding adverse effect on our business and our consolidated financial statements, including, but not limited to, the number of homes we deliver, the amount of revenues we generate and our ability to achieve or maintain profitability.

Further tightening of residential consumer mortgage lending or mortgage financing requirements or further volatility in credit and consumer lending markets could adversely affect the availability of residential consumer mortgage loans for some potential purchasers of our homes and thereby reduce our sales.

Since 2008, the residential consumer mortgage lending and mortgage finance industries have experienced significant instability due to, among other things, relatively high rates of delinquencies, defaults and foreclosures on residential consumer mortgage loans and a resulting decline in their market value and the market value of securities backed by such loans. The delinquencies, defaults and foreclosures have been driven in part by persistent poor economic and employment conditions, which have negatively affected borrowers’ incomes, and by a decline in the values of many existing homes in various markets below the principal balance of the residential consumer mortgage loans secured by such homes. A number of providers, purchasers and insurers of residential consumer mortgage loans and residential consumer mortgage-backed securities have gone out of business or exited the market, and lenders, investors, regulators and others have questioned the oversight and the adequacy of lending standards for several residential consumer mortgage loan programs made available to borrowers in recent years, including programs offered or supported by the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”) and the federal government sponsored enterprises — the Federal National Mortgage Association (also known as “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (also known as “Freddie Mac”). Compared to prior periods, this has led to reduced investor demand for residential consumer mortgage loans and residential consumer mortgage-backed securities, tightened credit requirements, reduced the liquidity and availability of residential consumer mortgage loan products (particularly subprime and nonconforming loans), heightened income and asset documentation requirements, and increased down payment requirements and credit risk/mortgage loan insurance premiums related to home purchases. Further, in 2011, the maximum limits for conforming Fannie Mae and Freddie Mac residential consumer mortgage loans dropped when temporary increases that were enacted in 2008 expired, reducing the availability to homebuyers of Fannie Mae- and Freddie Mac-backed financing in relatively high cost areas, including some of our served markets in California. In addition, new increases in Fannie Mae and Freddie Mac lender fees were mandated by Congress to offset a temporary reduction in federal payroll taxes. There have also been enhanced regulatory and legislative actions, and a few government programs focused on modifying the principal balances, interest rates and/or payment terms of existing residential consumer mortgage loans and preventing residential consumer mortgage loan foreclosures, which have achieved mixed results and may have hindered the resumption of a more stable residential consumer mortgage lending environment.

The reduction in the availability of residential consumer mortgage loan products and providers, the decrease in 2011 in Fannie Mae and Freddie Mac conforming residential consumer mortgage loan limits, and the tightening residential consumer mortgage loan qualifications and down payment requirements have made it more difficult for some categories of borrowers to finance the purchase of our homes or the purchase of existing homes from potential move-up buyers who may wish to purchase our homes. Overall, these factors have slowed any general improvement in the housing market, and they have resulted in volatile home purchase cancellation rates and reduced demand for our homes. These reductions in demand had a materially adverse effect on our business and our consolidated financial statements in 2011 that is expected to continue in 2012.

Potentially exacerbating the foregoing trends, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law and established several new standards and requirements (including risk retention obligations) relating to the origination, securitizing and servicing of, and consumer disclosures for, residential consumer mortgage loans. In addition, United States and international banking regulators have proposed or enacted higher capital standards and requirements for financial institutions. These standards and requirements, as and when implemented, are expected to further reduce the availability of and/or increase the costs to borrowers to obtain such loans. Federal regulators and legislators are also discussing steps that may significantly reduce the ability or authority of the FHA, Fannie Mae and Freddie Mac to purchase or insure residential consumer mortgage loans (with the decrease in 2011 in Fannie Mae- and Freddie Mac-conforming residential consumer mortgage loan limits having been one such step). In the last few years, the FHA, Fannie Mae and Freddie Mac have purchased or insured substantially all new residential consumer mortgage loans originated by lenders and other mortgage banking services providers. Also since 2010, and as noted above, investors in residential consumer mortgage-backed securities, as well as the FHA, Fannie Mae and Freddie Mac, have increasingly demanded that lenders and other mortgage banking services providers, brokers and other institutions, or their agents, repurchase the loans underlying the securities based on alleged breaches of underwriting standards or of representations and warranties made in connection with transferring the loans. These “put-back” demands are expected to continue into 2012 and, to the extent successful, could cause lenders and other mortgage banking services providers and brokers to further curtail their residential consumer mortgage loan origination activities due to reduced liquidity. Concerns about the soundness of the residential consumer mortgage lending and mortgage finance industries have also been heightened due to allegedly widespread errors by lenders and other mortgage banking services providers or brokers, or their agents, in the processing of residential consumer mortgage loan foreclosures and sales of foreclosed homes, leading to voluntary or involuntary delays and higher costs to finalize foreclosures and foreclosed home sales, and greater court and regulatory scrutiny. In addition to having a potential negative impact on the origination of new residential consumer mortgage loans, these disruptions in residential consumer mortgage loan foreclosures and lender-owned home sales can make it more difficult for us to accurately assess the supply of and prevailing prices for unsold homes and/or the overall health of particular housing markets.

Our homebuyers may obtain mortgage financing for their home purchases from any provider of their choice. If, due to credit market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or new operating restrictions or regulatory reforms related to or arising from compliance with the Dodd-Frank Act or other regulations, residential consumer mortgage loan put-back demands or internal or external reviews of the industry’s residential consumer mortgage loan foreclosure processes, or other factors or business decisions, these lenders refuse or are unable to make loan products available to our homebuyers, the number of homes we deliver and our consolidated financial statements may be materially and adversely affected. For instance, stricter lending standards have in recent periods led to significant delays in closing home sales and/or have caused some potential homebuyers to cancel their home purchase contracts with us. We can provide no assurance that the trend of tighter residential consumer mortgage lending standards will slow or reverse in the foreseeable future. In addition, compared to prior periods, these risks to our business associated with such tighter residential consumer mortgage lending standards have been heightened somewhat by the unwinding in 2011 of our former unconsolidated mortgage banking joint venture with a subsidiary of Bank of America, N.A., which had provided residential consumer mortgage loans to a significant proportion of our homebuyers from its formation in 2005. In June 2011, we entered into a marketing services agreement with MetLife Home Loans, a division of MetLife Bank, N.A., under which MetLife Home Loans can offer residential consumer mortgage loans and other mortgage banking services to our homebuyers. Although we believe our agreement with MetLife Home Loans has helped provide our homebuyers with access to reliable mortgage banking services to purchase a home, MetLife Home Loans is not closely integrated with our operations as our former unconsolidated mortgage banking joint venture had been, and a lower percentage of our homebuyers have obtained a residential consumer mortgage loan from MetLife Home Loans as compared to the percentage that obtained financing from our former unconsolidated mortgage banking joint venture before its business operations were unwound. As a result, we have relatively less visibility with respect to the progress with which our homebuyers obtain financing for home purchases. This may continue in 2012, as MetLife Bank, N.A. recently announced that it will cease offering forward mortgage banking services as part of its business. While we are evaluating various options, our strategic intention is to reestablish a mortgage banking joint venture or marketing relationship with a financial institution or other mortgage banking services provider, but we can provide no assurance that we will be able to do so.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success, and the continued implementation of these and other strategies may not be successful.

Many of our strategic initiatives to generate cash and improve our operating efficiency during the housing downturn have involved lowering overhead through workforce reductions, for which we incurred significant costs, and reducing our community count through strategic wind downs, reduced or reallocated investments or market exits, curbs in development and sales of land interests. These strategic steps have resulted in our generating to varying degrees fewer net orders, homes delivered and revenues compared to periods before the housing downturn began, and have contributed to the net losses we have recognized in recent years.

In an effort to generate higher revenues and achieve and maintain profitability, beginning in late 2008 and continuing through 2011, we rolled out new, value-engineered product designs, reduced our selling, general and administrative expenses, and redeployed and invested capital and other resources into land acquisitions and development in preferred locations within key strategic markets with perceived higher future growth prospects, largely in California and Texas. In addition, in 2011, we opened 123 new home communities for sales, expanding the number of locations from which we can sell homes.

We believe these integrated strategic steps helped us increase our net orders in the latter half of 2011 by 39% compared to the prior-year period, and increase the number of homes in our backlog at November 30, 2011 by 61% compared to our backlog at November 30, 2010. However, there can be no assurance that these trends will continue in 2012 or at all, that we will successfully increase our sales from our new home communities at satisfactory margins, expand the number of our new home communities open for sales, continue to attract homebuyers with our current or new product designs and/or new home community locations, improve our operational efficiency through effective overhead reductions and/or other measures, invest our capital and other resources productively and/or further grow our inventory base with desirable land assets at a reasonable cost, or that we will achieve or maintain profitability in 2012. A lack of success in one or more of the foregoing areas would have an adverse effect both on our ability to grow our business and on our consolidated financial statements, including on our overall liquidity and earnings results, and the effect could be material.

In addition, notwithstanding our sales strategies, we have experienced volatility in our net orders and in cancellations of home purchase contracts by buyers throughout the housing downturn, including in 2011. We believe that our volatile net order and cancellation levels have largely reflected weak homebuyer confidence due to sustained home selling price declines, increased offerings of sales incentives by other parties in the marketplace for both new and existing homes, tightened residential consumer mortgage lending standards, a greater interest in housing alternatives such as apartments and rental housing among certain consumers, and generally poor economic and employment conditions, all of which have prompted homebuyers to forgo or delay home purchases. Additional volatility arose with the expiration of the Tax Credit, which likely pulled demand forward to the first two quarters of 2010 and led to a drop in net orders and customer traffic in the periods that followed, including the first half of 2011. The relatively tight consumer mortgage lending environment and the inability of some homebuyers to sell their existing homes have also led to lower demand for new homes and to volatility in home purchase contract cancellations for us and the homebuilding industry. Many of these factors are beyond our control. It is uncertain how long and to what degree these factors, and the volatility in net orders and home purchase contract cancellations we have experienced, will continue. To the extent these factors continue, and to the extent that they depress our average selling prices, we expect that they will have a negative effect on our business and our consolidated financial statements, and the effect could be material.

Our business is cyclical and is significantly affected by changes in general and local economic conditions.

Our operations and consolidated financial statements can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	employment levels and job and personal income growth;

•	housing demand from population growth, household formation and other demographic changes, among other factors;

•	the availability and pricing of financing for homebuyers;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	United States and global financial system and credit market stability;

•

private party and government residential consumer mortgage loan programs (including changes in FHA, Fannie Mae- and Freddie Mac-conforming residential consumer mortgage loan limits, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of residential consumer mortgage loan interest payments and other expenses;

•

the supply of and prices for available new or existing homes (including lender-owned homes acquired through foreclosures or short sales) and other housing alternatives, such as apartments and rental housing;

•	homebuyer interest in our current or new product designs and new home community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and

•	real estate taxes.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. In recent years, unfavorable changes in many of these factors negatively affected all of our served markets, and although some housing markets are showing signs of stability, we expect the widespread nature of the housing downturn to continue to varying degrees into 2012. Continued weakness in the economy, employment levels and consumer confidence would likely exacerbate the unfavorable trends the housing market has experienced since mid-2006.

Inclement weather, natural disasters, such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business.

The potential difficulties described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because of market conditions and because the price of each home we sell is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction begins. The potential difficulties could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether. Reflecting the difficult conditions in our served markets and the impact of the termination, expiration or scaling back of homebuyer tax credits, including the Tax Credit, and other government programs and incentives supportive of homeownership and/or home purchases, we have experienced volatility in our net orders and in home purchase contract cancellations in recent years, and we may experience similar or increased volatility in 2012.

Supply shortages and other risks related to demand for building materials and/or skilled labor could increase costs and delay deliveries.

There is a high level of competition in the homebuilding industry for skilled labor and building materials. Increased costs or shortages or other disruptions in the supply of building materials or skilled labor such as carpenters, roofers, electricians and plumbers, could cause increases in construction costs and construction delays. Shortages or price fluctuations in lumber and other commodities can also have an adverse effect on our business. We generally are unable to pass on increases in construction costs to homebuyers who have already entered into home purchase contracts, as the purchase contracts generally fix the price of the home at the time the contract is signed, and may be signed well in advance of when construction commences. Further, we may not be able to pass on increases in construction costs because of market conditions. Sustained increases in construction costs due to competition for materials and skilled labor and higher commodity prices (including prices for metals and other building material inputs), among other things, may decrease our margins.

Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future residential development activities.

There is growing concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of natural disasters. An increased frequency or duration of extreme weather conditions and environmental events could limit, delay and/or increase the costs to build new homes and reduce the value of our land and housing inventory in locations that become less desirable to consumers or blocked to development. Projected climate change, if it occurs, may exacerbate the scarcity of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy, transportation and raw material costs that make building materials less available or more expensive, or cause us to incur compliance expenses and other financial obligations to meet permitting or development- or construction-related requirements that we will be unable to fully recover (due to market conditions or other factors), and reduce our margins. As a result, climate change impacts, and laws and construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change impacts, could increase our costs and have a long-term adverse impact on our business and our consolidated financial statements. This is a particular concern with respect to our key West Coast homebuilding reporting segment, as California has instituted some of the most extensive and stringent environmental laws and residential building construction standards in the country.

Inflation may adversely affect us by increasing costs that we may not be able to recover, particularly if selling prices decrease.

Inflation can have an adverse impact on our consolidated financial statements because increasing costs for land, building materials or skilled labor could require us to increase our home selling prices in an effort to maintain satisfactory margins. In 2010 and 2011, worldwide demand for certain commodities and monetary policy actions led to price increases and price volatility for raw materials that are used in construction, including lumber and metals. These pricing trends are expected to continue into 2012 and, in combination with United States and international central bank and governmental policies and programs designed to boost economic growth, may lead to a general increase in inflation. However, if the current challenging and highly competitive conditions in the housing market persist, we may not be able to increase, and may need to decrease, our home selling prices to help stimulate sales. If determined necessary, our lowering of home selling prices, in addition to impacting our margins, may also reduce the value of our land inventory, including the assets we purchased in 2010 and 2011 pursuant to our strategic land acquisition initiative, and make it more difficult for us to recover the full cost of previously purchased land with our home selling prices or, if we choose, in disposing of land assets. In addition, depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. We may incur noncash charges against our earnings for inventory impairments if the value of our owned inventory is reduced or for land option contract abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial as has occurred in certain periods during the housing downturn. Inflation may also increase interest rates for residential consumer mortgage loans and thereby reduce demand for our homes and lead to lower revenues, as well as increase the interest rates for our external financing and thereby increase our interest expense.

Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.

We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when acquired, such costs may include costs of preparing land; finishing and entitling lots; installing roads, sewers, water systems and other utilities; taxes and other costs related to ownership of the land on which we plan to build homes; and promotional marketing and overhead expenses to prepare for the opening of a new home community for sales. In addition, local municipalities may impose requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, or if we delay the opening of new home communities for sales due to adjustments in our marketing strategy or other reasons, each of which has occurred throughout the housing downturn, we may incur additional costs and it will take a longer period of time for us to recover our costs, including the costs we incurred in 2010 and 2011 to purchase assets pursuant to our strategic land acquisition initiative. Furthermore, due to market conditions during the housing downturn, we have abandoned some land option contracts and other similar contracts to purchase land, resulting in the forfeiture of deposits and unrecoverable pre-acquisition costs.

The value of the land and housing inventory we own or control may fall significantly.

The value of the inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, this inventory. The market value of our inventory can vary considerably because there is often a significant amount of time between our acquiring control or taking ownership of land and the delivery of homes on that land. The housing downturn, which has generally depressed home sales and selling prices, has caused the fair value of certain of our owned or controlled inventory to fall, in some cases well below the estimated fair value at the time we acquired ownership or control. As a result of our periodic assessments of fair value, we have written down the carrying value of certain of our inventory, including inventory that we have previously written down, and recorded corresponding noncash charges against our earnings to reflect the impaired value. We have also taken noncash charges in connection with abandoning our interests in certain land controlled under land option contracts and other similar contracts that no longer met our investment or marketing standards. If the housing downturn continues, we may need to take additional charges against our earnings for inventory impairments or land option contract abandonments, or both. Any such noncash charges would have an adverse effect on our consolidated financial statements, including our ability to achieve or maintain profitability, and the effect may be material.

Some homebuyers may cancel their home purchases because the required deposits are small and sometimes refundable.

Our backlog information reflects the number of homes for which we have entered into a purchase contract with a homebuyer, but not yet delivered the home. Our home purchase contracts typically require only a small deposit, and in some circumstances, the deposit is refundable prior to closing. If the prices for new homes decline, competitors increase their use of sales incentives, lenders and others increase their efforts to sell homes they have acquired through foreclosures and short sales, interest rates increase, the availability of residential consumer mortgage financing diminishes or there is continued weakness or a further downturn in local or regional economies or the national economy and in consumer confidence, customers may terminate their existing home purchase contracts with us because they have been unable to finalize their mortgage financing for the purchase, or in order to attempt to negotiate for a lower price, explore other options or for other reasons they are unable or unwilling to complete the purchase. In recent years, we have experienced volatile home purchase contract cancellations, in part due to these reasons and, as discussed above, in part due to the expiration of the Tax Credit. To the extent they continue, volatile home purchase contract cancellations resulting from these conditions, or otherwise, could have an adverse effect on our business and our consolidated financial statements.

Our long-term success depends on the availability of finished lots and undeveloped land that meet our land investment criteria.

The availability of finished and partially finished lots and undeveloped land assets that meet our investment and marketing standards depends on a number of factors outside of our control, including land availability in general, climate conditions, competition with other homebuilders and land buyers for desirable property, credit market conditions, legal or government agency processes (particularly for land assets that are part of bankruptcy estates or are held by financial institutions taken over by government agencies), inflation in land prices, zoning, allowable housing density, our ability and the costs to obtain building permits, the amount of environmental impact fees, property tax rates and other regulatory requirements. Should suitable lots or land become less available, the number of homes that we may be able to build and sell could be reduced, and the cost of attractive land could increase, perhaps substantially, which could adversely impact our consolidated financial statements including, but not limited to, our margins, and our ability to maintain ownership or control of a sufficient supply of developed or developable land inventory. The availability of suitable land assets could also affect the success of our strategic land acquisition initiative, and if we decide to reduce our acquisition of new land in 2012 due to a lack of available assets that meet our standards, our ability to increase the number of our new home communities open for sales, to grow our revenues and margins, and to achieve or maintain profitability would likely be constrained.

Home prices and sales activity in the particular markets and regions in which we do business affect our consolidated financial statements because our business is concentrated in these markets.

Home selling prices and sales activity in some of our key served markets have declined from time to time for market-specific reasons, including adverse weather, high levels of foreclosures, short sales and sales of lender-owned homes, and lack of affordability or economic contraction due to, among other things, the departure or decline of key industries and employers. If home selling prices or sales activity decline in one or more of our key served markets, including California, Florida, Nevada or Texas, our costs may not decline at all or at the same rate and, as a result, our consolidated financial statements may be materially and adversely affected. Compared to prior periods, adverse conditions in California and Texas would have a particularly significant effect on our consolidated financial statements as the majority of our investments in land acquisition and development in 2010 and 2011 were made in California and Texas, and we expect to continue to target most of our inventory-related investments and new home community openings in those two states in 2012.

Interest rate increases or changes in federal lending programs or regulations could lower demand for our homes.

Nearly all of our customers finance the purchase of their homes. Before the housing downturn began, historically low interest rates and the increased availability of specialized residential consumer mortgage loan products, including products requiring no or low down payments, and interest-only and adjustable-rate residential consumer mortgage loans, made purchasing a home more affordable for a number of customers and more available to customers with lower credit scores. Increases in interest rates or decreases in the availability of residential consumer mortgage loan financing or of certain residential consumer mortgage loan products or programs may, as discussed above, lead to fewer residential consumer mortgage loans being provided, higher down payment and documentation requirements or borrower costs, loan origination processing, or a combination of the foregoing, and, as a result, reduce demand for our homes and increase our home purchase contract cancellation rates.

As a result of the volatility and uncertainty in the credit markets and in the residential consumer mortgage lending and mortgage finance industries since 2008, the federal government has taken on a significant role in supporting residential consumer mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase or insure residential consumer mortgage loans and residential consumer mortgage-backed securities, and its insurance of residential consumer mortgage loans through the FHA and the VA. FHA backing of residential consumer mortgage loans has been particularly important to the residential consumer mortgage finance industry and to our business. The availability and affordability of residential consumer mortgage loans, including interest rates for such loans, could be adversely affected by a scaling back or termination of the federal government’s mortgage-related programs or policies. For example, in October 2010, the FHA instituted higher credit risk/mortgage loan insurance premiums to help address its low cash reserves and imposed new minimum credit scores and higher down payment requirements for borrowers with lower credit scores for the residential consumer mortgage loans it insures. In October 2011, the maximum limit for conforming Fannie Mae- and Freddie Mac-residential consumer mortgage loans dropped when temporary increases that were enacted in 2008 expired, reducing the availability to homebuyers of Fannie Mae- and Freddie Mac-backed financing in relatively high cost areas, including some of our served markets in California. In addition, due to growing federal budget deficits, the United States Treasury may not be able to continue supporting the residential consumer mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels.

Because Fannie Mae-, Freddie Mac-, FHA- and VA-backed residential consumer mortgage loan financing has been an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of such government-backed financing could reduce our home sales and adversely affect our consolidated financial statements.

Tax law changes could make home ownership more expensive or less attractive.

Under current tax law and policy, significant expenses of owning a home, including residential consumer mortgage loan interest costs and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations. If the federal government or a state government changes its income tax laws, as some policy makers have proposed, by eliminating or substantially reducing these income tax benefits, the after-tax cost of owning a home could increase substantially. This could adversely impact demand for and/or selling prices of new homes, including our homes, as could increases in personal income tax rates.

Moreover, in early 2010, our home sales increased in part because of the Tax Credit. The expiration of the Tax Credit adversely affected our net orders, home purchase contract cancellation rates, customer traffic levels and revenues in subsequent periods of 2010 and the first half of 2011, as weak consumer confidence and unfavorable economic and employment conditions caused many potential homebuyers to delay or forgo the purchase of a home without the support of the Tax Credit. It is uncertain whether and to what degree the higher demand might return, if at all.

We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, which can cause us to suffer delays and incur costs associated with compliance and which can prohibit or restrict homebuilding activity in some regions or areas.

Our homebuilding business is heavily regulated and subject to a significant amount of local, state and federal regulation concerning zoning, natural and other resource protection, building designs, construction methods and similar matters. These regulations often provide broad discretion to government authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of a specified development project or a number of projects in particular markets. We may also experience periodic delays due to building permit moratorium or regulatory restrictions in any of the locations in which we operate.

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

As discussed above under “Environmental Compliance Matters,” environmental laws may also impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of those substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on properties and lots that we have sold in the past.

Further, a significant portion of our business is conducted in California, one of the most highly regulated and litigious states in the country. Therefore, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than other homebuilders with a less significant California presence.

The homebuilding industry and housing market are very competitive, and competitive conditions could adversely affect our business or our consolidated financial statements.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for land assets, financing, building materials, and skilled management talent and trade labor. We compete in each of our served markets with other local, regional and national homebuilders, including within larger subdivisions containing sections designed, planned and developed by such homebuilders. Other homebuilders may also have long-standing relationships with local labor, materials suppliers or land sellers in certain areas, which may provide an advantage in their respective regions or local markets. We also compete with other housing alternatives, such as existing home sales (including lender-owned homes acquired through foreclosure or short sales), apartments and rental housing. The competitive conditions in the homebuilding industry can result in:

•	our delivering fewer homes;

•	our selling homes at lower prices;

•	our offering or increasing sales incentives, discounts or price concessions for our homes;

•	our experiencing lower margins;

•	our selling fewer homes or experiencing a higher number of home purchase contract cancellations by buyers;

•	impairments in the value of our inventory and other assets;

•	difficulty in acquiring desirable land assets that meet our investment return criteria, and in selling our interests in land assets that no longer meet such criteria on favorable terms;

•	difficulty in our acquiring raw materials and skilled management and trade labor at acceptable prices;

•	delays in the construction of our homes; and/or

•	difficulty in securing external financing, performance bonds or letters of credit facilities on favorable terms.

These competitive conditions may adversely affect our business and consolidated financial statements by decreasing our revenues, impairing our ability to successfully execute our land acquisition and land asset management strategies, increasing our costs and/or diminishing growth in our local or regional homebuilding businesses. In the housing downturn, actions taken by our new home and housing alternative competitors are reducing the effectiveness of our efforts to achieve stability or increases in home selling prices, to generate higher home sales, revenues and margins, and to achieve and maintain profitability.

Our ability to attract and retain talent is critical to the success of our business and a failure to do so may materially adversely affect our performance.

Our officers and employees are an important resource, and we see attracting and retaining a dedicated and talented team to execute our KBnxt operational business model as crucial to our ability to achieve and maintain an advantage over other homebuilders. We face intense competition for qualified personnel, particularly at senior management levels, from other homebuilders, from other companies in the housing and real estate industries, and from companies in various other industries with respect to certain roles or functions. Moreover, the prolonged housing downturn and the decline in the market value of our common stock during the housing downturn have made it relatively more difficult for us to attract and retain talent compared to the 2000 to 2005 period. If we are unable to continue to retain and attract qualified employees, or if we are required or believe it is appropriate to reduce our overhead expenses through significant personnel reductions, our performance, our ability to achieve and maintain a competitive advantage and our consolidated financial statements could be materially and adversely affected.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

In the ordinary course of our homebuilding business, we are subject to home warranty and construction defect claims. We record warranty and other liabilities for the homes we deliver based primarily on historical experience in our served markets and our judgment of the risks associated with the types of homes we build. We have, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. Through our captive insurance subsidiary, we record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above our coverage limits or that are not covered by our policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our liabilities will be adequate to address all our warranty and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our consolidated financial statements. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. There can be no assurance that coverage will not be further restricted, increasing our risks, and/or become more costly.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

We have experienced seasonal fluctuations in our quarterly operating results. We typically do not commence construction on a home before a home purchase contract has been signed with a homebuyer. Historically, a significant percentage of our home purchase contracts are entered into in the spring and summer months, and we deliver a corresponding significant percentage of our homes in the fall and winter months. Construction of our homes typically requires approximately three to four months and weather delays that often occur in late winter and early spring may extend this period. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and second quarters of the year. During the housing downturn, however, our sales have not consistently followed such a seasonal pattern. Moreover, our normal selling patterns were disrupted to a significant extent in 2011 and 2010 by the Tax Credit. The increased demand motivated by the Tax Credit in early 2010 resulted in our delivering more homes in the third quarter of 2010 and experiencing lower net orders and higher home purchase contract cancellations in our 2010 fiscal third and fourth quarters and our 2011 fiscal first and second quarters, in each case compared to a more typical seasonal pattern. With the current difficult market conditions expected to continue into 2012, we can make no assurances that our historical seasonal patterns will return in the near future, if at all.

Failure to comply with the covenants and conditions imposed by the agreements governing our indebtedness could restrict future borrowing or cause our debt to become immediately due and payable.

The indenture governing our outstanding senior notes imposes restrictions on our business operations and activities. Though it does not contain any financial maintenance covenants, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, to engage in sale-leaseback transactions involving property or assets above a specified value, and, as in the case of one of our outstanding senior notes, to engage in mergers, consolidations, and sales of assets. Due to financial and credit market conditions, we may also need to include additional covenants, obligations or restrictions in our indenture or with respect to a specific issuance of securities or to our currently outstanding securities. If we fail to comply with these covenants, obligations or restrictions, the holders of our senior notes could cause our debt to become due and payable prior to maturity or could demand that we compensate them for waiving instances of noncompliance. In addition, a default under any series of our senior notes could cause a default with respect to our other senior notes and result in the acceleration of the maturity of all such defaulted indebtedness and other debt obligations, as well as penalties or additional fees.

The housing downturn and the continuation of the disruptions in the credit markets could limit our ability to access capital and increase our costs of capital or stockholder dilution.

We have historically funded our homebuilding and financial services operations with internally generated cash flows and external sources of debt and equity financing. However, during the housing downturn, we have relied primarily on the positive operating cash flow we have generated to meet our working capital needs and repay outstanding indebtedness. While we generated positive operating cash flow to varying degrees in recent years, principally through the receipt of federal income tax refunds, and from home and land sales and our efforts to reduce our overhead and operating expenses, the persistent weakness in the housing markets and the disruption in the credit markets worldwide since 2008 have reduced the availability and increased the costs to us of other sources of liquidity.

Market conditions may significantly limit our ability to replace or refinance indebtedness, particularly given the ratings of our senior notes by the three principal nationally recognized registered credit rating agencies, as discussed further below. The terms of potential future issuances of indebtedness by us may be more restrictive than the terms governing our current indebtedness, and the issuance, interest and debt service expenses are likely to be higher. Moreover, due to the deterioration and volatility in the financial and credit markets and the uncertainties that exist in the general economy and for homebuilders in particular, we cannot be certain that we would be able to replace existing financing or secure additional sources of financing, if necessary, on terms satisfactory to us or at all. In addition, the significant decline in our stock price since 2006, the ongoing volatility in the stock markets, the reduction in our stockholders’ equity relative to our debt, and our unrestricted cash balance could also impede our access to the equity markets or increase the amount of dilution our stockholders would experience should we seek or need to raise capital through the issuance of equity.

While we believe we can meet our forecasted capital requirements from our cash resources, expected future cash flow and the sources of financing that we anticipate will be available to us, we can provide no assurance that we will be able to do so, or do so without incurring substantially higher costs, particularly if current difficult housing or credit market or economic conditions continue or deteriorate further. The effects of these conditions on our business, liquidity and consolidated financial statements could be material and adverse to us.

We may not realize our deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Since the end of our 2007 fiscal year, we have generated significant net operating losses (“NOLs”), and we may generate additional NOLs in 2012. Under federal tax laws, we can use our NOLs (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOLs (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years, and we have recorded a valuation allowance against net deferred tax assets representing the NOLs (and certain related tax credits) that we have generated but have not yet realized. At November 30, 2011, we had net deferred tax assets totaling $848.9 million against which we have provided a valuation allowance of $847.8 million. Our ability to realize our net deferred tax assets is based on the extent to which we generate sustained profits and we cannot provide any assurances as to when and to what extent we will generate sufficient future taxable income to realize our net deferred tax assets, whether in whole or in part.

In addition, the benefits of our NOLs, built-in losses and tax credits would be reduced or eliminated if we experience an “ownership change,” as determined under Internal Revenue Code Section 382 (“Section 382”). A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change were to occur, Section 382 would impose an annual limit on the amount of NOLs we could use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply in calculating this annual limit.

While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly-traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred. However, if an ownership change were to occur, the annual limit Section 382 may impose could result in a material amount of our NOLs expiring unused. This would significantly impair the value of our NOLs and, as a result, have a negative impact on our consolidated financial statements.

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

We have a substantial amount of indebtedness in relation to our tangible net worth and unrestricted cash balance, which may restrict our ability to meet our operational and strategic goals.

As of November 30, 2011, we had total outstanding debt of $1.58 billion, total stockholders’ equity of $442.7 million, and an unrestricted cash balance of $415.1 million. The amount of our debt overall and relative to our total stockholders’ equity and unrestricted cash balance could have important consequences. For example, it could:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other business needs;

•

limit our ability to renew or, if necessary or desirable, expand the capacity of any letter of credit facilities, to obtain a new credit facility, and to obtain performance bonds in the ordinary course of our business;

•	require us to dedicate a substantial portion of our cash flow from operations to the collateralization or payment of our debt and reduce our ability to use our cash flow for other purposes;

•	impact our flexibility in planning for, or reacting to, changes in our business;

•	place us at a competitive disadvantage because we have more debt or debt-related restrictions than some of our competitors; and

•	make us more vulnerable in the event of continued weakness or a further downturn in our business or in general economic or housing market conditions.

Our ability to meet our debt service and other obligations will depend on our future performance. Our business is substantially affected by changes in economic cycles. Our revenues, earnings and cash flows vary with the level of general economic activity and competition in the markets in which we operate. Our business could also be affected by financial, political, regulatory, environmental and other factors, many of which are beyond our control. A higher interest rate on our debt could adversely affect our consolidated financial statements.

Our business may not generate sufficient cash flow from operations and external financing at reasonable cost may not be available to us in an amount sufficient to meet our debt service obligations, fulfill the financial or operational obligations we may have under certain unconsolidated joint venture transactions, support our letter of credit facilities (including our cash-collateralized letter of credit facilities with various financial institutions (the “LOC Facilities”)), or to fund our other liquidity or operational needs. Further, if a change of control were to occur as defined in the instrument governing our $265.0 million of 9.1% senior notes due 2017 (the “$265 Million Senior Notes”), we would be required to offer to purchase these notes (but not our other outstanding senior notes) at 101% of their principal amount, together with all accrued and unpaid interest, if any. If we are unable to generate sufficient cash flow from operations or have external financing available to us, we may, given our unrestricted cash balance, need to refinance all or a portion of our debt obligations on or before maturity, which we may not be able to do on favorable terms or at all, or raise capital through equity issuances that would dilute existing stockholders’ interests.

Our ability to obtain external financing could be adversely affected by a negative change in our credit rating by a third-party rating agency.

Our ability to access external sources of financing on favorable terms is a key factor in our ability to fund our operations and to grow our business. As of the date of this report, our credit rating by Fitch Ratings is B+, with a negative outlook, our credit rating by Moody’s Investor Services is B2, with a stable outlook, and our credit rating by Standard and Poor’s Financial Services is B+, with a negative outlook. Downgrades of our credit rating by any of these principal nationally recognized registered credit rating agencies may make it more difficult and costly for us to access external financing.

We may have difficulty in continuing to obtain the additional financing required to operate and develop our business.

Our homebuilding operations require significant amounts of cash and/or the availability of external financing. While we terminated the Credit Facility in 2010, we established the LOC Facilities in order to support certain aspects of our operations in the ordinary course of our business, including our acquisition of land assets and our development of communities. We anticipate that we will need to maintain these facilities in 2012, and, if necessary or desirable, we may in the future seek to expand their capacities or enter into additional such facilities, or enter into a new credit facility. It is not possible to predict the future terms or availability of additional external capital or for maintaining or, if necessary or desirable, expanding the capacity of the LOC Facilities or entering into additional such facilities, or entering into a new credit facility. Moreover, our outstanding senior notes contain provisions that may restrict the amount and nature of debt we may incur in the future. As the financial and credit markets worldwide have been experiencing and may continue to experience extreme volatility and disruption, there can be no assurance that we can at reasonable cost actually borrow additional funds, raise additional capital through other means, or successfully maintain or, if necessary or desirable, expand the capacity of the LOC Facilities or enter into additional such facilities or enter into a new credit facility, each of which depends, among other factors, on conditions in the capital markets and our perceived credit worthiness, as discussed above. If conditions in the capital markets continue to be volatile or worsen, it could reduce our ability to generate sales and may hinder our future growth and consolidated financial statements. Potential federal and state regulations limiting the investment activities of financial institutions, including regulations that have been or may be issued under the Dodd-Frank Act, could also impact our ability to obtain additional financing and to maintain or, if necessary or desirable, expand the LOC Facilities or enter into additional such facilities or enter into a new credit facility, in each case on acceptable terms or at all.

Our consolidated financial statements could be adversely affected if we are unable to obtain performance bonds.

In the course of developing our communities, we are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. Our ability to obtain such bonds and the cost to do so depend on our credit rating, overall market capitalization, available capital, past operational and financial performance, management expertise and other factors, including prevailing surety market conditions, which tightened in 2010 and remained tight in 2011 with certain providers exiting the market or substantially reducing their issuances of performance bonds, and the underwriting practices and resources of performance bond issuers. If we are unable to obtain performance bonds when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly in 2012 or later, we may not be able to develop or we may be significantly delayed in developing a community or communities and/or we may incur significant additional expenses, and, as a result, our consolidated financial statements, cash flows and/or liquidity could be materially and adversely affected.

Information technology failures and data security breaches could harm our business.

We use information technology, digital telecommunications and other computer resources to carry out important operational and marketing activities and to maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources, including our website, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources, including our website, could damage our reputation and cause us to lose customers, sales and revenue, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.

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

Nevada Development Contract Litigation

On November 4, 2011, the Eighth Judicial District Court, Clark County, Nevada set for trial a consolidated action against KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), in a case entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et. al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleges that KB Nevada breached the development agreement, and also alleges that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs seek rescission of the agreements or a rescissory measure of damages or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages (the “Claimed Damages”). KB Nevada denies the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages and could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the plaintiffs’ claims and that the plaintiffs will not be awarded recission or damages. The trial is currently set for September 2012.

In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2011, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Item 4.	REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents certain information regarding our executive officers as of December 31, 2011:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home		Other Positions and Other Business Experience within the Last Five Years (a)	From – To

Jeffrey T. Mezger	56	President and Chief Executive Officer (b)	2006	18

Jeff J. Kaminski	50	Executive Vice President and Chief Financial Officer	2010	1

Senior Vice President, Chief Financial Officer and Strategy Board member, Federal-Mogul Corporation (a global supplier of component parts and systems to the automotive, heavy-duty, industrial and transport markets)

							2008- 2010
						Senior Vice President, Global Purchasing and Strategy Board Member, Federal-Mogul Corporation	2005- 2008

Albert Z. Praw	63	Executive Vice President, Real Estate and Business Development	2011	15	(c)	Chief Executive Officer, Landstone Communities, LLC (a real estate development company)	2006- 2011

Brian J. Woram	51	Executive Vice President, General Counsel and Secretary	2010	1		Senior Vice President and Chief Legal Officer, H&R Block, Inc. (a provider of tax, banking and business and consulting services)	2009- 2010
						Senior Vice President, Chief Legal Officer and Chief Compliance Officer, Centex Corporation (a homebuilder and provider of mortgage banking services)	2005- 2009

William R. Hollinger	53	Senior Vice President and Chief Accounting Officer	2007	24

Thomas F. Norton	41	Senior Vice President, Human Resources	2009	3		Chief Human Resources Officer, BJ’s Restaurants, Inc. (an owner and operator of national full service restaurants)	2006- 2009

Tom Silk	43	Senior Vice President, Marketing and Communications	2011	—		Vice President of Marketing for Hydration and Juice Brands, PepsiCo Beverages Americas (a beverage marketing and distribution company)	2009- 2011
						Senior Director, Global Brand Management, Activision Blizzard, Inc. (a game publisher of interactive entertainment software)	2006- 2009

(a)	All positions described were with us, unless otherwise indicated.

(b)	Mr. Mezger has served as a director since 2006.

(c)	Mr. Praw was employed by us from 1989-1992 and from 1994-2006. He was elected to his present position in October 2011.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2011, there were 726 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” The following table presents, for the periods indicated, the price ranges of our common stock, and cash dividends declared and paid per share:

	Year Ended November 30, 2011				Year Ended November 30, 2010
	High	Low	Dividends Declared	Dividends Paid	High	Low	Dividends Declared	Dividends Paid

First Quarter	$16.11	$11.41	$.0625	$.0625	$17.30	$12.54	$.0625	$.0625
Second Quarter	13.67	10.86	.0625	.0625	20.13	14.07	.0625	.0625
Third Quarter	12.27	5.09	.0625	.0625	14.41	9.43	.0625	.0625
Fourth Quarter	8.00	5.02	.0625	.0625	13.16	10.28	.0625	.0625

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

We did not repurchase any of our equity securities during the fourth quarter of 2011.

Stock Performance Graph

The graph below compares the cumulative total return of KB Home common stock, the S&P 500 Index, the S&P Homebuilding Index and the Dow Jones Home Construction Index for the last five year-end periods ended November 30.

Comparison of Five-Year Cumulative Total Return

Among KB Home, S&P 500 Index, S&P Homebuilding

Index and Dow Jones Home Construction Index

The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. As of November 30, 2011, the closing price of KB Home common stock on the New York Stock Exchange was $7.35 per share. The performance of our common stock depicted in the graphs above represents past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2006 in KB Home common stock, the S&P 500 Index, the S&P Homebuilding Index and the Dow Jones Home Construction Index including reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

The data in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto. Both are included later in this report.

KB HOME

SELECTED FINANCIAL INFORMATION

(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2011	2010	2009	2008	2007
Homebuilding:
Revenues	$1,305,562	$1,581,763	$1,816,415	$3,023,169	$6,400,591
Operating loss	(103,074)	(16,045)	(236,520)	(860,643)	(1,358,335)
Total assets	2,480,369	3,080,306	3,402,565	3,992,148	5,661,564
Mortgages and notes payable	1,583,571	1,775,529	1,820,370	1,941,537	2,161,794

Financial services:
Revenues	$10,304	$8,233	$8,435	$10,767	$15,935
Operating income	6,792	5,114	5,184	6,278	11,139
Total assets	32,173	29,443	33,424	52,152	44,392

Consolidated:
Revenues	$1,315,866	$1,589,996	$1,824,850	$3,033,936	$6,416,526
Operating loss	(96,282)	(10,931)	(231,336)	(854,365)	(1,347,196)
Loss from continuing operations	(178,768)	(69,368)	(101,784)	(976,131)	(1,414,770)
Income from discontinued operations, net of income taxes (a)	—	—	—	—	485,356
Net loss	(178,768)	(69,368)	(101,784)	(976,131)	(929,414)
Total assets	2,512,542	3,109,749	3,435,989	4,044,300	5,705,956
Mortgages and notes payable	1,583,571	1,775,529	1,820,370	1,941,537	2,161,794
Stockholders’ equity	442,657	631,878	707,224	830,605	1,850,687

Basic and diluted earnings (loss) per share:
Continuing operations	$(2.32)	$(.90)	$(1.33)	$(12.59)	$(18.33)
Discontinued operations	—	—	—	—	6.29

Basic loss per share	$(2.32)	$(.90)	$(1.33)	$(12.59)	$(12.04)

Cash dividends declared per common share	$.25	$.25	$.25	$.8125	$1.00

(a)	Discontinued operations consist only of our former French operations, which were sold in 2007. Income from discontinued operations, net of income taxes, in 2007 includes a gain of $438.1 million realized on the sale.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview. Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations for the years ended November 30, 2011, 2010 and 2009 (in thousands, except per share amounts):

	Years Ended November 30,
	2011	2010	2009
Revenues:
Homebuilding	$1,305,562	$1,581,763	$1,816,415
Financial services	10,304	8,233	8,435

Total	$1,315,866	$1,589,996	$1,824,850

Pretax income (loss):
Homebuilding	$(207,246)	$(88,511)	$(330,383)
Financial services	26,078	12,143	19,199

Total pretax loss	(181,168)	(76,368)	(311,184)
Income tax benefit	2,400	7,000	209,400

Net loss	$(178,768)	$(69,368)	$(101,784)

Basic and diluted loss per share	$(2.32)	$(.90)	$(1.33)

Despite historically high housing affordability and low interest rates for residential consumer mortgage loans, housing market conditions remained challenging in 2011, largely due to a persistent oversupply of homes available for sale and significantly restrained consumer demand for housing. The oversupply of homes available for sale, which has persisted since the housing downturn began in mid-2006, was amplified by an increase in the already sizeable inventory of lender-owned homes acquired through foreclosures or short sales — a trend that is expected to continue, and possibly accelerate, in 2012. Meanwhile, consumer demand was tempered by several factors, including turbulent macroeconomic conditions, the reduction in or unwinding of government programs and incentives supportive of homeownership and/or home purchases, generally poor and uncertain employment conditions, low consumer confidence levels, tight residential consumer mortgage lending standards and reduced credit availability for residential consumer mortgage loans. These negative market conditions were compounded by intense competition for home sales among homebuilders and sellers of resale homes, including lender-owned homes acquired through foreclosures or short sales. Although we have seen signs of stability in certain markets for new home sales, we believe a full housing recovery can occur only if there is broad, sustainable employment growth and improved consumer confidence.

Over the past five years, we have used the principles of our KBnxt operational business model as a framework for adapting our operations to the conditions created by the housing downturn. We have focused our efforts on three primary and integrated strategic goals: achieve and maintain profitability at the scale of prevailing market conditions; generate cash and maintain a strong balance sheet; and position our business to capitalize on future growth opportunities. Under this strategic framework, we have improved and refined our product offerings to compete with resale homes and to meet the affordability demands and energy efficiency concerns of our core customers — first-time, move-up and active adult homebuyers; aligned our overhead to relevant market activity levels through a dedicated effort to control costs while maintaining a solid growth platform; improved our operating efficiencies; shifted resources from underperforming areas and made opportunistic investments in our business; and acquired new land interests meeting our investment and marketing standards in preferred locations within key markets with perceived strong growth prospects. We expect to continue to refine these initiatives during 2012.

For the year ended November 30, 2011, we delivered fewer homes, experienced decreases in our revenues and our housing gross margin on a year-over-year basis, and posted a net loss — largely reflecting prevailing market conditions. However, we believe we made meaningful progress toward our primary strategic goals and produced improvements during the year in certain key operational and financial metrics. For instance, in each of the last three quarters of 2011, we generated sequential improvement in the number of homes we delivered, our revenues, and our selling, general and administrative expenses as a percentage of housing revenues. We also substantially reduced our selling, general and administrative expenses and increased our net orders compared to the previous year, ending 2011 with the highest year-end backlog that we have had since 2008. In addition, we invested in land and land development, mainly in preferred markets within California and Texas, to support future growth in our new home communities, deliveries and revenues. While the scope and timing of a sustained housing market recovery remains uncertain, we believe that our efforts throughout 2011 to expand the number of new home communities open for sales in relatively healthy housing markets and to execute on our three strategic goals have positioned us operationally and financially to advance our business in 2012 and to capitalize on opportunities in housing markets as they arise.

Our total revenues of $1.32 billion for the year ended November 30, 2011 decreased 17% from $1.59 billion in 2010, which had declined 13% from $1.82 billion in 2009. Revenues decreased in 2011 and 2010 primarily due to lower housing and land sale revenues. The year-over-year decreases in housing revenues in 2011 and 2010 reflected fewer homes delivered, partly offset by a higher overall average selling price. We delivered 21% fewer homes in 2011 compared to 2010, primarily due to a relatively low number of homes in backlog at the beginning of 2011. Our backlog entering 2011 reflected softness in net orders in the third and fourth quarters of 2010 due to generally weak housing market conditions and depressed demand and sales activity following a temporary surge in demand in the first two quarters of 2010 that was motivated by the expiration of the Tax Credit. To a lesser extent, the number of homes in our backlog at the beginning of 2011 was also negatively affected by strategic community count reductions we had made in underperforming markets in prior years to align our operations with prevailing housing market activity. However, in light of our more recent investments in land and land development and new home community openings to support future growth, we ended 2011 with an overall community count that was 12% higher than the prior year. Homes delivered decreased 13% in 2010 from 2009 mainly due to our strategically lower overall community count compared to the previous year.

Our overall average selling price increased 5% in 2011 and 4% in 2010 compared to the corresponding prior years, primarily due to changes in community and product mix, as we delivered more homes from markets that supported larger home sizes and higher selling prices. The year-over-year increase in our 2011 overall average selling price reflected increases of 5% in both our Southwest and Central homebuilding reporting segments and 15% in our Southeast homebuilding reporting segment, partially offset by a 3% decrease in our West Coast homebuilding reporting segment.

Land sale revenues totaled $.3 million in 2011 compared to $6.3 million in 2010 and $58.3 million in 2009, reflecting a reduced volume of land sales activity.

Included in our total revenues were financial services revenues of $10.3 million in 2011, $8.2 million in 2010 and $8.4 million in 2009. The year-over-year increase in financial services revenues in 2011 was largely due to revenues associated with our marketing services agreement with MetLife Home Loans and higher title services revenues. The revenues associated with our marketing services agreement represent the fair market value of the services we provided in 2011 in connection with the agreement. Financial services revenues decreased in 2010 from 2009, reflecting fewer homes delivered by our homebuilding operations.

We generated a net loss of $178.8 million, or $2.32 per diluted share, in 2011, compared to $69.4 million, or $.90 per diluted share, in 2010. Our 2011 net loss included pretax, noncash charges of $25.8 million for inventory impairments and land option contract abandonments, mainly in our Southwest homebuilding reporting segment, and a pretax, noncash joint venture impairment charge of $53.7 million and a loss on loan guaranty of $30.8 million, both related to our investment in South Edge, LLC (“South Edge”). South Edge was a residential development joint venture located near Las Vegas, Nevada in which KB Nevada participated along with other unrelated homebuilders and a third-party property development firm. South Edge underwent a bankruptcy reorganization in 2011. Our net loss for 2011 also included a gain of $19.8 million associated with the wind down of KBA Mortgage, which ceased offering mortgage banking services in late June 2011, an after-tax valuation allowance charge of $76.7 million against net deferred tax assets to fully reserve the tax benefits from our net loss for the year, and an income tax benefit of $2.4 million.

We posted a net loss of $69.4 million, or $.90 per diluted share, in 2010, which narrowed from our net loss of $101.8 million, or $1.33 per diluted share, in 2009. In 2010, our net loss included pretax, noncash charges of

$19.9 million for inventory impairments and land option contract abandonments, an after-tax valuation allowance charge of $26.6 million against net deferred tax assets to fully reserve the tax benefits generated from our net loss for the year, and an income tax benefit of $7.0 million, primarily associated with an increase in the carryback of our 2009 NOLs to offset earnings we generated in 2004 and 2005. The majority of the inventory impairments and land option contract abandonments in 2010 were recognized in our Central and Southeast homebuilding reporting segments.

In 2009, our net loss of $101.8 million, or $1.33 per diluted share, was largely due to pretax, noncash charges of $206.7 million for inventory and joint venture impairments and land option contract abandonments. These charges reflected the ongoing weakness in housing market conditions, which depressed asset values. The majority of these charges were associated with our West Coast and Southeast homebuilding reporting segments. The net loss in 2009 also included an income tax benefit of $209.4 million, which primarily resulted from federal tax legislation enacted in the fourth quarter of 2009 that allowed us to carry back our 2009 NOLs to offset earnings we generated in 2004 and 2005. As a result, we received a federal tax refund of $190.7 million in the first quarter of 2010.

Our housing gross margin was 13.4% in 2011, 17.4% in 2010 and 6.5% in 2009. The year-over-year decrease in 2011 reflected reduced operating leverage from the lower volume of homes delivered; comparatively fewer homes delivered from higher-margin communities, largely as a result of higher-margin communities that were closed out in the prior year; and a shift in product mix. The improvement in our housing gross margin in 2010 compared to 2009 primarily reflected improved operating efficiencies; an increase in the number of homes delivered from our new, value-engineered products, which are designed to be built with lower direct construction costs; a decrease in inventory impairment and land option contract abandonment charges; and the impact of inventory impairment charges incurred in prior years, which lowered our land cost basis with respect to the relevant communities. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges (a calculation that is described below under “Non-GAAP Financial Measures”), was 15.4% in 2011, compared to 18.6% in 2010 and 15.5% in 2009.

Our backlog at November 30, 2011 was comprised of 2,156 homes, representing potential future housing revenues of approximately $459.0 million, compared to a backlog at November 30, 2010 of 1,336 homes, representing potential future housing revenues of approximately $263.8 million. The number of homes in backlog rose 61% year over year, primarily due to a 39% increase in net orders in the latter half of 2011, compared to the year-earlier period. The favorable year-over-year net order comparison in the latter half of 2011 partly reflected activity from recently opened new home communities as well as depressed net orders in the corresponding period of 2010 stemming in part from reduced demand and sales activity following the expiration of the Tax Credit. The potential future housing revenues in backlog at November 30, 2011 increased 74% year over year, reflecting the higher number of homes in backlog and a higher overall average selling price. Our backlog levels were up year over year in each of our homebuilding reporting segments at November 30, 2011. Net orders from our homebuilding operations rose to 6,632 in 2011 from 6,556 in 2010, representing the first increase in full year net orders in two years. Leveraging the land and land development investments we have made under our land acquisition initiative, we opened 123 new home communities for sales in 2011. We anticipate delivering homes and realizing revenues from the net orders generated in these newly opened communities in the coming quarters. Our cancellation rate as a percentage of gross orders was 29% in 2011 and 28% in 2010.

Our cash, cash equivalents and restricted cash totaled $479.5 million at November 30, 2011, down from $1.02 billion at November 30, 2010, mainly due to $251.9 million in payments made in the 2011 fourth quarter in connection with the bankruptcy reorganization and the resolution of other matters surrounding South Edge, the repayment of the remaining $100.0 million in aggregate principal amount of our $350.0 million of 6 3/8% senior notes due 2011 (the “$350 Million Senior Notes”) at their August 15, 2011 maturity, and the repayment of $89.5 million of mortgages and land contracts due to land sellers and other loans. Of the cash, cash equivalents and restricted cash totals reported at November 30, 2011 and 2010, $415.1 million and $904.4 million, respectively, were unrestricted. Our debt balance at November 30, 2011 was $1.58 billion, down from $1.78 billion at November 30, 2010, reflecting the debt repayments made in 2011. At November 30, 2011, our ratio of debt to total capital was 78.2%, compared to 73.8% at November 30, 2010. Our ratio of net debt to total capital (a calculation that is described below under “Non-GAAP Financial Measures”) was 71.4% at November 30, 2011 and 54.5% at November 30, 2010.

Our inventory balance of $1.73 billion at November 30, 2011 was 2% higher than the $1.70 billion balance at November 30, 2010. This increase primarily reflected our investments in land and land development and new home community openings in 2011. Reflecting these investments, we ended our 2011 fiscal year with a land inventory portfolio comprised of 40,170 lots owned or controlled, compared to 39,540 lots owned or controlled at November 30, 2010.

HOMEBUILDING

We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of November 30, 2011, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina, and Virginia.

The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2011	2010	2009
Revenues:
Housing	$1,305,299	$1,575,487	$1,758,157
Land	263	6,276	58,258

Total	1,305,562	1,581,763	1,816,415

Costs and expenses:
Construction and land costs
Housing	(1,129,785)	(1,301,677)	(1,643,757)
Land	(200)	(6,611)	(106,154)

Total	(1,129,985)	(1,308,288)	(1,749,911)
Selling, general and administrative expenses	(247,886)	(289,520)	(303,024)
Loss on loan guaranty	(30,765)	—	—

Total	(1,408,636)	(1,597,808)	(2,052,935)

Operating loss	$(103,074)	$(16,045)	$(236,520)

Homes delivered	5,812	7,346	8,488

Average selling price	$224,600	$214,500	$207,100

Housing gross margin	13.4%	17.4%	6.5%
Selling, general and administrative expenses as a percentage of housing revenues	19.0%	18.4%	17.2%
Operating loss as a percentage of homebuilding revenues	(7.9)%	(1.0)%	(13.0)%

Revenues.    Homebuilding revenues totaled $1.31 billion in 2011, decreasing 17% from $1.58 billion in 2010, which had decreased 13% from $1.82 billion in 2009. The year-over-year decreases in 2011 and 2010 reflected lower housing and land sale revenues.

Housing revenues decreased to $1.31 billion in 2011, compared to $1.58 billion in 2010 and $1.76 billion in 2009. Housing revenues declined 17% in 2011 from the previous year due to a 21% decrease in the number of homes delivered, partly offset by a 5% increase in the overall average selling price. In 2010, housing revenues fell 10% from 2009 due to a 13% decrease in homes delivered, partly offset by a 4% increase in the overall average selling price.

In 2011, we delivered 5,812 homes, down from 7,346 homes delivered in 2010. The decrease in the number of homes delivered was partly due to our relatively low backlog level at the beginning of 2011, which was down 37% on a year-over-year basis. The lower beginning backlog reflected softness in net orders in the third and fourth quarters of 2010 due to generally weak housing market conditions, depressed demand and sales activity following a temporary surge in demand in the first two quarters of 2010 that was motivated by the expiration of the Tax Credit, and, to a lesser extent, the strategic community count reductions we made in select underperforming markets in prior periods to align our operations with prevailing housing market activity. Each of our homebuilding reporting segments delivered fewer homes in 2011 compared to 2010, with decreases ranging from 13% in our West Coast homebuilding reporting segment to 30% in our Southeast homebuilding reporting segment.

In 2010, we delivered 7,346 homes, down from 8,488 homes in 2009. The year-over-year decline in the total number of homes delivered in 2010 was principally due to strategic community count reductions we made in 2010 and in prior periods and weak demand for new homes.

The overall average selling price of our homes increased to $224,600 in 2011, as average selling prices rose in three of our four homebuilding reporting segments. Year over year, average selling prices increased 5% in both our Southwest and Central homebuilding reporting segments and 15% in our Southeast homebuilding reporting segment. In our West Coast homebuilding reporting segment, the average selling price decreased 3% in 2011 from the prior year. The increase in our overall average selling price was mainly due to changes in the proportion of homes delivered from communities with higher-priced homes, and a shift in product mix to larger homes.

Our 2010 overall average selling price rose to $214,500 from $207,100 in 2009, reflecting higher average selling prices in three of our four homebuilding reporting segments. Year over year, average selling prices increased 10%, 5% and 1% in our West Coast, Central and Southeast homebuilding reporting segments, respectively. In our Southwest homebuilding reporting segment, the average selling price in 2010 decreased 8% from 2009. The increase in our overall average selling price in 2010 was primarily due to changes in our community and product mix, as we delivered more homes from markets that supported larger homes and higher selling prices.

Land sale revenues totaled $.3 million in 2011, $6.3 million in 2010 and $58.3 million in 2009. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land at reasonable prices, and prevailing market conditions. Land sale revenues were less significant in 2011 and 2010 compared to 2009 because we sold a greater volume of land in 2009, rather than hold it for future development, as the prolonged housing downturn persisted and the land no longer fit our marketing strategy.

Operating Loss. Our homebuilding business generated operating losses of $103.1 million in 2011, $16.0 million in 2010 and $236.5 million in 2009. Our homebuilding operating loss as a percentage of homebuilding revenues was 7.9% in 2011, 1.0% in 2010, and 13.0% in 2009.

The year-over-year increase in our operating loss in 2011 reflected lower gross profits compared to 2010 and a $30.8 million loss on loan guaranty, partly offset by reduced selling, general and administrative expenses. The decrease in gross profits in 2011 resulted from fewer homes delivered and a lower housing gross margin.

Our housing gross margin was 13.4% in 2011, compared to 17.4% in 2010. In 2011, our housing gross margin included $25.8 million of inventory impairment and land option contract abandonment charges, which were partly offset by $7.4 million of favorable warranty adjustments that were made based on downward trends in our overall warranty claims experience on homes previously delivered. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was 15.4% in 2011, compared to 18.6% in 2010. This year-over-year decrease reflected reduced operating leverage from the lower volume of homes delivered; comparatively fewer homes delivered from higher-margin communities, largely as a result of higher-margin communities that were closed out in the prior year; and a shift in product mix.

In 2010, the year-over-year decrease in our operating loss was primarily due to higher gross profits compared to 2009, reflecting the impact of a higher gross margin, partly offset by fewer homes delivered. Our housing gross margin improved to 17.4% in 2010 from 6.5% in 2009. In 2010, our housing gross margin included $19.9 million of inventory impairment and land option contract abandonment charges, compared to $157.6 million of similar charges in 2009. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, increased to 18.6% in 2010 from 15.5% in 2009. The year-over-year improvement in our housing gross margin, excluding inventory impairment and land option contract abandonment charges, reflected an increase in homes delivered from our new, value-engineered products, which are designed to be built with lower direct construction costs, and improved operating efficiencies. Value-engineering encompasses measures such as simplifying the location and installation of internal plumbing and electrical systems, using prefabricated wall panels, flooring systems, roof trusses and other building components, and generally employing construction techniques that minimize costs and maximize efficiencies. It also includes working continuously with our trade partners and materials suppliers to reduce direct construction costs and construction cycle times. Our housing gross margin in 2010 was also favorably impacted by an increase in homes delivered from communities newly opened during the year that had a lower land cost basis compared to many of our older communities, an increase in homes delivered from markets that supported higher selling prices, and the impact of inventory impairment charges incurred in prior years, which lowered our land cost basis with respect to the relevant communities.

Our land sales generated income of $.1 million in 2011, compared to losses of $.3 million in 2010 and $47.9 million in 2009. The land sale results in 2011, 2010 and 2009 included impairment charges of $.1 million, $.3 million and $10.5 million, respectively, related to planned future land sales.

We evaluate our land and housing inventory for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”), whenever indicators of potential impairment exist. Based on our evaluations, we recognized pretax, noncash charges for inventory impairments of $22.7 million in 2011, $9.8 million in 2010 and $120.8 million in 2009. In 2011, the inventory impairment charges included an $18.1 million adjustment to the fair value of real estate collateral that we recorded upon the foreclosure of a note receivable. The inventory impairment charges in all three years reflected declining asset values in certain markets due to the challenging economic and housing market conditions. Further deterioration in housing market supply and demand factors may lead to additional impairment charges or cause us to reevaluate our marketing strategy concerning certain assets that could result in future charges associated with land sales or the abandonment of land option contracts.

When we decide not to exercise certain land option contracts or other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and pre-acquisition costs. We recognized abandonment charges associated with land option contracts and other similar contracts of $3.1 million in 2011, $10.1 million in 2010 and $47.3 million in 2009. Inventory impairment and land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.

Selling, general and administrative expenses totaled $247.9 million in 2011, down from $289.5 million in 2010, which had decreased from $303.0 million in 2009. The year-over-year decrease in each period reflected ongoing actions we have taken to streamline our organizational structure and reduce overhead costs. Such actions have included consolidating certain homebuilding operations, strategically exiting or winding down activity in underperforming markets, and reducing our workforce in order to adjust the size of our operations in line with market conditions. A portion of these cost reductions were related to lower salary and other payroll-related expenses stemming from year-over-year decreases in our personnel count. Our selling, general and administrative expenses also decreased in 2011 and 2010 due to the lower volume of homes delivered. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses were 19.0% in 2011, 18.4% in 2010 and 17.2% in 2009. The percentages increased in 2011 and 2010 as the year-over-year decreases in our housing revenues were larger than the corresponding reductions in our expenses.

The loss on loan guaranty of $30.8 million in 2011 related to South Edge and reflected the consummation of a consensual plan of reorganization of South Edge that was confirmed by a bankruptcy court in November 2011 (the “South Edge Plan”) and included, among other things, the elimination of a limited several repayment guaranty (the “Springing Guaranty”) that we had provided to the administrative agent for the lenders to South Edge (the “Administrative Agent”). In connection with the South Edge Plan and the resolution of other matters surrounding South Edge, we made payments of $251.9 million in the fourth quarter.

Interest Income.    Interest income, which is generated from short-term investments and mortgages receivable, totaled $.9 million in 2011, $2.1 million in 2010 and $7.5 million in 2009. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates. Mortgages receivable are primarily related to land sales. In 2011, the year-over-year decline in interest income reflected a decrease in the average balance of cash and cash equivalents we maintained and lower interest rates. The year-over-year decrease in interest income in 2010 was mainly due to lower interest rates.

Interest Expense.    Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $49.2 million in 2011, $68.3 million in 2010 and $51.8 million in 2009. Interest expense for 2011 included a $3.6 million gain on the early extinguishment of secured debt. In 2010, interest expense included $1.8 million of debt issuance costs written off in connection with our voluntary reduction of the aggregate commitment under the Credit Facility and our subsequent voluntary termination of the Credit Facility. In 2009, interest expense included a loss on early redemption of debt of $1.0 million. This amount represented a $3.7 million loss associated with our early redemption of $250.0 million in aggregate principal amount of the $350 Million Senior Notes, partly offset by a gain of $2.7 million associated with our early extinguishment of mortgages and land contracts due to land sellers and other loans. The percentage of interest capitalized was 54% in 2011, 45% in 2010 and 57% in 2009. The percentage of interest capitalized in 2011 rose from 2010 due to an increase in the amount of inventory qualifying for interest capitalization. The percentage for 2010 decreased from 2009 due to a decrease in the amount of inventory qualifying for interest capitalization. Gross interest incurred during 2011 decreased by $10.2 million to $112.0 million, from $122.2 million in 2010 as a result of a lower average debt level in 2011 and the $3.6 million gain on the early extinguishment of secured debt included in 2011, compared to the write off of $1.8 million of debt issuance costs included in 2010. Gross interest incurred during 2010 increased by $2.6 million from $119.6 million in 2009, primarily due to the write-off of debt issuance costs and a higher overall average interest rate for borrowings in 2010.

Equity in Loss of Unconsolidated Joint Ventures.    Our unconsolidated joint ventures operate in various markets, typically where our homebuilding operations are located. These unconsolidated joint ventures posted combined revenues of $.2 million in 2011, $122.2 million in 2010 and $60.8 million in 2009. The marked year-over-year decrease in unconsolidated joint venture revenues in 2011 primarily reflected substantially fewer homes delivered and no land sales from our unconsolidated joint ventures during 2011. In 2010, combined revenues from our unconsolidated joint ventures increased from 2009 largely due to the sale of land from an unconsolidated joint venture in our Southeast homebuilding reporting segment. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures delivered one home in 2011, 102 homes in 2010 and 141 homes in 2009, reflecting in part the lower number of unconsolidated joint venture investments that delivered homes in each year. Our unconsolidated joint ventures generated combined losses of $4.3 million in 2011, $17.2 million in 2010 and $102.9 million in 2009. Our equity in loss of unconsolidated joint ventures totaled $55.8 million in 2011, $6.3 million in 2010 and $49.6 million in 2009. In 2011, our equity in loss of unconsolidated joint ventures included a charge of $53.7 million to write off our remaining investment in South Edge, as discussed below under “Off-Balance Sheet Arrangements.” In 2009, our equity in loss of unconsolidated joint ventures included a charge of $38.5 million to recognize the impairment of certain unconsolidated joint ventures primarily in our West Coast, Southwest and Southeast homebuilding reporting segments. There were no such charges in 2010.

Non-GAAP Financial Measures

This report contains information about our housing gross margin, excluding inventory impairment and land option contract abandonment charges, and our ratio of net debt to total capital, both of which are not calculated in accordance with generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because the housing gross margin, excluding inventory impairment and land option contract abandonment charges, and the ratio of net debt to total capital are not calculated in accordance with GAAP, these financial measures may not be completely comparable to other companies in the homebuilding industry and thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.

Housing Gross Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges. The following table reconciles our housing gross margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Years Ended November 30,
	2011	2010	2009
Housing revenues	$1,305,299	$1,575,487	$1,758,157
Housing construction and land costs	(1,129,785)	(1,301,677)	(1,643,757)

Housing gross margin	175,514	273,810	114,400
Add: Inventory impairment and land option contract abandonment charges	25,740	19,577	157,641

Housing gross margin, excluding inventory impairment and land option contract abandonment charges	$201,254	$293,387	$272,041

Housing gross margin as a percentage of housing revenues	13.4%	17.4%	6.5%
Housing gross margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	15.4%	18.6%	15.5%

Housing gross margin, excluding inventory impairment and land option contract abandonment charges, is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs before pretax, noncash inventory impairment and land option contract abandonment charges associated with housing operations recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross margin. We believe housing gross margin, excluding inventory impairment and land option contract abandonment charges, is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profit we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross margin between periods. This financial measure assists us in making strategic decisions regarding product mix, product pricing and construction pace. We also believe investors will find housing gross margin, excluding inventory impairment and land option contract abandonment charges, relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of pretax, noncash charges for inventory impairments or land option contract abandonments.

Ratio of Net Debt to Total Capital.    The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	November 30,
	2011	2010
Mortgages and notes payable	$1,583,571	$1,775,529
Stockholders’ equity	442,657	631,878

Total capital	$2,026,228	$2,407,407

Ratio of debt to capital	78.2%	73.8%

Mortgages and notes payable	$1,583,571	$1,775,529
Less: Cash and cash equivalents and restricted cash	(479,531)	(1,019,878)

Net debt	1,104,040	755,651
Stockholders’ equity	442,657	631,878

Total capital	$1,546,697	$1,387,529

Ratio of net debt to total capital	71.4%	54.5%

The ratio of net debt to total capital is a non-GAAP financial measure, which we calculate by dividing mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, by total capital (mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, plus stockholders’ equity). The most directly comparable GAAP financial measure is the ratio of debt to capital. We believe the ratio of net debt to total capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations.

HOMEBUILDING SEGMENTS

The following table presents financial information related to our homebuilding reporting segments for the years indicated (in thousands):

	Years Ended November 30,
	2011	2010	2009
West Coast:
Revenues	$589,387	$700,645	$812,207
Construction and land costs	(488,883)	(545,983)	(792,182)
Selling, general and administrative expenses	(56,616)	(64,459)	(79,659)

Operating income (loss)	43,888	90,203	(59,634)
Other, net	(24,249)	(29,953)	(28,808)

Pretax income (loss)	$19,639	$60,250	$(88,442)

Southwest:
Revenues	$139,872	$187,736	$218,096
Construction and land costs	(129,468)	(141,883)	(210,268)
Selling, general and administrative expenses	(29,402)	(45,463)	(35,485)
Loss on loan guaranty	(30,765)	—	—

Operating income (loss)	(49,763)	390	(27,657)
Other, net	(58,502)	(16,192)	(20,915)

Pretax loss	$(108,265)	$(15,802)	$(48,572)

Central:
Revenues	$369,705	$436,404	$434,400
Construction and land costs	(316,408)	(364,736)	(391,274)
Selling, general and administrative expenses	(59,709)	(62,550)	(62,645)

Operating income (loss)	(6,412)	9,118	(19,519)
Other, net	(6,512)	(10,890)	(9,863)

Pretax loss	$(12,924)	$(1,772)	$(29,382)

Southeast:
Revenues	$206,598	$256,978	$351,712
Construction and land costs	(189,221)	(245,416)	(346,728)
Selling, general and administrative expenses	(39,347)	(36,055)	(40,092)

Operating loss	(21,970)	(24,493)	(35,108)
Other, net	(16,013)	(18,308)	(43,306)

Pretax loss	$(37,983)	$(42,801)	$(78,414)

The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

Years Ended November 30,	Housing Revenues	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
	(in thousands)
2011
West Coast	$589,387	45%	1,757	30%	$335,500
Southwest	139,762	11	843	15	165,800
Central	369,552	28	2,155	37	171,500
Southeast	206,598	16	1,057	18	195,500

Total	$1,305,299	100%	5,812	100%	$224,600

2010
West Coast	$700,645	44%	2,023	27%	$346,300
Southwest	181,917	12	1,150	16	158,200
Central	435,947	28	2,663	36	163,700
Southeast	256,978	16	1,510	21	170,200

Total	$1,575,487	100%	7,346	100%	$214,500

2009
West Coast	$772,886	44%	2,453	29%	$315,100
Southwest	206,747	12	1,202	14	172,000
Central	430,799	24	2,771	33	155,500
Southeast	347,725	20	2,062	24	168,600

Total	$1,758,157	100%	8,488	100%	$207,100

West Coast.    Our West Coast homebuilding reporting segment produced total revenues of $589.4 million in 2011 and $700.7 million in 2010, all of which were generated entirely from housing operations. Housing revenues in 2011 declined 16% from 2010 due to a 13% decrease in the number of homes delivered and a 3% decline in the average selling price. Homes delivered decreased to 1,757 in 2011 from 2,023 homes in 2010, largely due to the lower backlog level at the beginning of 2011, compared to the prior year, reflecting the after effects of the expiration of the Tax Credit and generally weak housing market conditions. The average selling price declined to $335,500 in 2011 from $346,300 in 2010.

This segment posted pretax income of $19.6 million in 2011 and $60.3 million in 2010. The year-over-year decrease in pretax income was primarily due to lower gross profits, partly offset by a decrease in selling, general and administrative expenses. The gross margin decreased to 17.1% in 2011 from 22.1% in 2010. This decrease was primarily due to comparatively fewer homes delivered from higher-margin communities, largely as a result of higher-margin communities that were closed out in the prior year, and reduced leverage from the lower volume of homes delivered, partially offset by favorable warranty adjustments. Pretax, noncash charges for inventory impairments and land option contract abandonments totaled $3.3 million in 2011 and $4.6 million in 2010. These charges represented less than 1% of segment total revenues in both 2011 and 2010. Selling, general and administrative expenses decreased by $7.9 million, or 12%, to $56.6 million in 2011 from $64.5 million in 2010, due to a gain on the sale of a multi-level residential building we had operated as a rental property, partly offset by increased legal expenses in 2011.

In 2010, revenues from this segment decreased 14% to $700.7 million from $812.2 million in 2009 due to lower housing and land sale revenues. Housing revenues decreased by 9% in 2010 from $772.9 million in 2009 as a result of an 18% decrease in homes delivered, partially offset by a 10% increase in the average selling price. We delivered 2,023 homes at an average selling price of $346,300 in 2010 and 2,453 homes at an average selling price of $315,100 in 2009. The increase in the average selling price in 2010 was mainly due to a shift in product mix to larger homes, somewhat improved operating conditions, and an increase in homes delivered from certain markets within this segment that supported higher selling prices. There were no land sale revenues from this segment in 2010. Land sale revenues totaled $39.3 million in 2009.

This segment generated pretax income of $60.3 million in 2010, compared to a pretax loss of $88.4 million in 2009. Pretax results improved in 2010 compared to 2009 primarily due to a reduction in pretax, noncash charges for inventory impairments and land option contract abandonments and lower selling, general and administrative expenses. Pretax, noncash charges for inventory impairments and land option contract abandonments decreased to $4.6 million in 2010 from $77.6 million in 2009, and were less than 1% of segment total revenues in 2010, compared to 10% of segment total revenues in 2009. The gross margin improved to 22.1% in 2010 from 2.5% in 2009, reflecting an increase in the average selling price, a decrease in direct construction costs and lower inventory-related impairment and abandonment charges in 2010. Selling, general and administrative expenses of $64.5 million in 2010 decreased by $15.2 million, or 19%, from $79.7 million in 2009, primarily due to cost reduction initiatives and the lower number of homes delivered. Other, net expenses included no joint venture impairment charges in 2010 and $7.2 million of such charges in 2009.

Southwest.    Total revenues from our Southwest homebuilding reporting segment decreased 26% to $139.9 million in 2011 from $187.7 million in 2010, reflecting lower housing and land sale revenues. Housing revenues declined 23% to $139.8 million in 2011 from $181.9 million in 2010 due to a 27% decrease in the number of homes delivered, partially offset by a 5% increase in the average selling price. We delivered 843 homes in 2011 compared to 1,150 homes delivered in 2010, reflecting lower backlog levels at the beginning of 2011 due to generally weak housing market demand and the after effects of the expiration of the Tax Credit. The average selling price of $165,800 in 2011 increased from $158,200 in 2010 mainly due to a shift in community and product mix. This segment generated land sale revenues of $.1 million in 2011 and $5.8 million in 2010.

Pretax losses from this segment increased to $108.3 million in 2011 from $15.8 million in 2010, largely due to the $53.7 million noncash joint venture impairment charge we incurred in writing off our remaining investment in South Edge and a $30.8 million loss on loan guaranty also related to South Edge. The gross margin decreased to 7.4% in 2011 from 24.4% in 2010, primarily reflecting pretax, noncash inventory impairment and land option contract abandonment charges, and reduced operating leverage from the lower volume of homes delivered, partially offset by favorable warranty adjustments. These charges totaled $19.0 million in 2011 compared to $1.0 million of such charges in the year-earlier period, primarily due to an $18.1 million adjustment to the fair value of real estate collateral that we recorded upon the foreclosure of a note receivable in 2011. Inventory impairment and land option contract abandonment charges represented 14% of segment total revenues in 2011 and less than 1% of segment total revenues in 2010. Selling, general and administrative expenses decreased by $16.1 million, or 35%, to $29.4 million in 2011 from $45.5 million in 2010, as a result of ongoing overhead cost reductions, lower legal expenses and the lower volume of homes delivered. Other, net expenses in 2011 included the $53.7 million joint venture impairment charge. There were no such charges in 2010.

In 2010, total revenues from this segment decreased 14% to $187.7 million from $218.1 million in 2009, mainly due to lower housing revenues. Housing revenues decreased 12% to $181.9 million in 2010 from $206.7 million in 2009, reflecting a 4% decrease in the number of homes delivered and an 8% decline in the average selling price. We delivered 1,150 homes in 2010, compared to 1,202 homes delivered in 2009, principally due to our operating strategically fewer communities in this segment year over year. The average selling price decreased to $158,200 in 2010 from $172,000 in 2009 due to downward pricing pressures from intense competition and our continued rollout of new product at lower price points compared to our previous product. Land sale revenues totaled $5.8 million in 2010 compared to $11.4 million in 2009.

Pretax losses from this segment narrowed to $15.8 million in 2010 from $48.6 million in 2009, largely due to a decrease in pretax, noncash charges for inventory impairments. These charges decreased to $1.0 million in 2010 and represented less than 1% of segment total revenues. In 2009, pretax, noncash inventory impairment charges totaled $28.8 million and represented 13% of segment total revenues. The gross margin improved to 24.4% in 2010 from 3.6% in 2009, reflecting a decrease in direct construction costs and the reduction in inventory impairment charges. Selling, general and administrative expenses increased by $10.0 million, or 28%, to $45.5 million in 2010 from $35.5 million in 2009, mainly due to a charge associated with the writedown of a note receivable, and higher legal and advertising expenses. Other, net expenses included no joint venture impairment charges in 2010 and $5.4 million of such charges in 2009.

Central.    Total revenues from our Central homebuilding reporting segment decreased 15% to $369.7 million in 2011 from $436.4 million in 2010, due to a decline in housing revenues. Housing revenues decreased 15% to

$369.5 million in 2011 from $435.9 million in 2010 as a result of a 19% decrease in the number of homes delivered, partly offset by a 5% increase in the average selling price. Homes delivered decreased to 2,155 in 2011 from 2,663 in 2010, reflecting the lower backlog level at the start of 2011 due largely to the generally weak housing market conditions, the after effects of the expiration of the Tax Credit, and the strategic community count reductions we made in prior periods to align our operations in this segment with prevailing housing market activity. The average selling price rose to $171,500 in 2011 from $163,700 in 2010, primarily due to a shift in community and product mix to larger homes. This segment generated land sale revenues of $.2 million in 2011 and $.5 million in 2010.

Pretax losses from this segment totaled $12.9 million in 2011 and $1.8 million in 2010. The pretax loss for 2011 included $1.4 million of pretax, noncash inventory impairment and land option contract abandonment charges, compared to $6.9 million of pretax, noncash land option contract abandonment charges in 2010. As a percentage of segment total revenues, these charges were less than 1% in 2011 and 2% in 2010. The gross margin decreased to 14.4% in 2011 from 16.4% in 2010, primarily reflecting reduced operating leverage from the lower volume of homes delivered. Selling, general and administrative expenses of $59.7 million in 2011 decreased by $2.9 million, or 5%, from $62.6 million in 2010.

In 2010, this segment generated total revenues of $436.4 million, up slightly from $434.4 million in 2009, reflecting higher housing revenues. Housing revenues rose 1% to $435.9 million in 2010 from $430.8 million in 2009, mainly due to a 5% increase in the average selling price, partly offset by a 4% decline in the number of homes delivered. Homes delivered decreased to 2,663 in 2010 from 2,771 in 2009. The average selling price rose to $163,700 in 2010 from $155,500 in 2009, primarily due to favorable changes in community and product mix, with a greater number of homes delivered from locations supporting higher selling prices, and somewhat improved operating conditions in certain markets within this segment. Land sale revenues totaled $.5 million in 2010 and $3.6 million in 2009.

This segment posted pretax losses of $1.8 million in 2010 and $29.4 million in 2009. These pretax results improved in 2010 compared to 2009 largely due to lower pretax, noncash inventory-related charges. The pretax loss in 2010 included $6.9 million of pretax, noncash land option contract abandonment charges, compared to $23.9 million of pretax, noncash inventory impairment charges in 2009. As a percentage of segment total revenues, these pretax, noncash charges were 2% in 2010 and 5% in 2009. The gross margin improved to 16.4% in 2010 from 9.9% in 2009, mainly due to an increase in the average selling price, a decrease in direct construction costs and lower inventory-related charges. Selling, general and administrative expenses totaled $62.6 million in both 2010 and 2009.

Southeast.    Our Southeast homebuilding reporting segment generated total revenues of $206.6 million in 2011, down 20% from $257.0 million in 2010. Revenues in each year were generated solely from housing operations. In 2011, housing revenues decreased from the previous year due to a 30% decrease in the number of homes delivered, partly offset by a 15% increase in the average selling price. We delivered 1,057 homes in 2011 compared to 1,510 homes in 2010, largely due to the lower backlog levels at the beginning of 2011, mainly due to depressed net order activity following the expiration of the Tax Credit, and the strategic community count reductions we made in prior periods to align our operations in this segment with prevailing housing market activity. The average selling price rose to $195,500 in 2011 from $170,200 in 2010, reflecting a change in product mix to larger homes and a higher number of homes delivered from markets that supported higher selling prices in 2011.

This segment posted pretax losses of $38.0 million in 2011 and $42.8 million in 2010. The pretax loss narrowed on a year-over-year basis due to an increase in the gross margin, and a decrease in selling, general and administrative expenses. The gross margin improved to 8.4% in 2011 from 4.5% in 2010, largely due to the reduction in pretax, noncash charges for inventory impairments and land option contract abandonments and the increase in the average selling price. In 2011, pretax, noncash charges for inventory impairments and land option contract abandonments totaled $2.1 million, compared to $7.5 million in 2010. As a percentage of segment total revenues, these charges were 1% in 2011 and 3% in 2010. Selling, general and administrative expenses increased by $3.3 million, or 9%, to $39.4 million in 2011 from $36.1 million in 2010.

In 2010, this segment generated total revenues of $257.0 million, down 27% from $351.7 million in 2009, primarily due to lower housing revenues. Housing revenues declined 26% to $257.0 million in 2010 from $347.7 million in 2009 due to a 27% decrease in homes delivered, partly offset by a 1% increase in the average selling price. We delivered 1,510 homes in 2010 compared to 2,062 homes in 2009, reflecting our operating a strategically lower number of communities in this segment. The average selling price rose to $170,200 in 2010 from $168,600 in 2009, principally due to a change in community and product mix. There were no land sale revenues in 2010. Land sale revenues totaled $4.0 million in 2009.

This segment posted pretax losses of $42.8 million in 2010 and $78.4 million in 2009. The pretax loss narrowed on a year-over-year basis, primarily due to the decline in total pretax, noncash charges for inventory impairments and land option contract abandonments, which decreased to $7.5 million in 2010 from $37.8 million in 2009. As a percentage of segment total revenues, these charges were 3% in 2010 and 11% in 2009. The gross margin improved to 4.5% in 2010 from 1.4% in 2009, largely due to the reduction in pretax, noncash charges for inventory impairments and land option contract abandonments and the slight increase in the average selling price. Selling, general and administrative expenses decreased by $4.0 million, or 10%, to $36.1 million in 2010 from $40.1 million in 2009 as a result of our efforts to reduce overhead in this segment in line with prevailing market conditions. Other, net expenses included no joint venture impairment charges in 2010 and $25.9 million of such charges in 2009.

FINANCIAL SERVICES SEGMENT

Our financial services reporting segment provides title and insurance services to our homebuyers. Until late June 2011, this segment also provided mortgage banking services to a significant proportion of our homebuyers indirectly through KBA Mortgage, a former unconsolidated joint venture of a subsidiary of ours and a subsidiary of Bank of America, N.A., with each partner having had a 50% ownership interest in the venture. The Bank of America, N.A. subsidiary partner operated KBA Mortgage. We accounted for KBA Mortgage as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements. Our financial services reporting segment conducts operations in the same markets as our homebuilding reporting segments.

During the first quarter of 2011, the Bank of America, N.A. subsidiary partner in KBA Mortgage approached us about exiting the unconsolidated joint venture due to the desire of Bank of America, N.A. to cease participating in joint venture structures in its business. As a result, KBA Mortgage ceased offering mortgage banking services after June 30, 2011, and the unconsolidated joint venture’s business operations were subsequently unwound. After June 30, 2011, Bank of America, N.A. processed and closed only the residential consumer mortgage loans that KBA Mortgage had originated for our homebuyers on or before June 26, 2011. KBA Mortgage originated residential consumer mortgage loans for 67% of our customers who obtained mortgage financing during the period the former unconsolidated joint venture operated in 2011. In 2010, KBA Mortgage originated such loans for 82% of our customers who obtained mortgage financing during that year; in 2009, the percentage was 84%.

We entered into a marketing services agreement with MetLife Home Loans, a division of MetLife Bank, N.A., effective June 27, 2011. Under the agreement, MetLife Home Loans’ personnel, located on site at several of our new home communities, can offer (i) financing options and mortgage loan products to our homebuyers, (ii) to prequalify homebuyers for residential consumer mortgage loans, and (iii) to commence the loan origination process for homebuyers who elect to use MetLife Home Loans. We make marketing materials and other information regarding MetLife Home Loans’ financing options and mortgage loan products available to our homebuyers and are compensated solely for the fair market value of these services. MetLife Home Loans and its parent company, MetLife Bank, N.A., are not affiliates of ours or any of our subsidiaries. Our homebuyers are under no obligation to use MetLife Home Loans and may select any provider of their choice to obtain mortgage financing for the purchase of a home. We do not have any ownership, joint venture or other interests in or with MetLife Home Loans or MetLife Bank, N.A. or with respect to the revenues or income that may be generated from MetLife Home Loans providing mortgage banking services to, or originating residential consumer mortgage loans for, our homebuyers.

MetLife Bank, N.A. recently announced that it will cease offering forward mortgage banking services as part of its business. While we are evaluating various options, our strategic intention is to reestablish a mortgage banking joint venture or marketing relationship with a financial institution or other mortgage banking services provider, but we can provide no assurance that we will be able to do so.

The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Years Ended November 30,
	2011	2010	2009
Revenues	$10,304	$8,233	$8,435
Expenses	(3,512)	(3,119)	(3,251)
Equity in income/gain on wind down of unconsolidated joint venture	19,286	7,029	14,015

Pretax income	$26,078	$12,143	$19,199

Total originations (a):
Loans	1,633	5,706	7,170
Principal	$315,899	$1,092,508	$1,317,904
Percentage of homebuyers using KBA Mortgage	67%	82%	84%
Loans sold to third parties (a):
Loans	1,862	5,850	6,967
Principal	$370,599	$1,092,739	$1,275,688

(a)	Loan originations and sales occurred within KBA Mortgage, which ceased offering mortgage banking services after June 30, 2011.

Revenues.    Our financial services operations generate revenues primarily from insurance commissions, title services, marketing services fees and interest income. Financial services revenues totaled $10.3 million in 2011, $8.2 million in 2010 and $8.4 million in 2009. The year-over-year increase in financial services revenues in 2011 resulted mainly from the revenues associated with our marketing services agreement with MetLife Home Loans, and higher revenues from title services.

Financial services revenues included revenues from title services and insurance commissions totaling $9.2 million in 2011, $8.2 million in 2010 and $8.4 million in 2009, and a nominal amount of interest income in each year, which was earned primarily from money market deposits. In 2011, financial services revenues also included $1.1 million of revenues from marketing services fees. These fees are associated with the marketing services agreement and represent the fair value of the services we provided in connection with the agreement.

Expenses.    General and administrative expenses totaled $3.5 million in 2011, $3.1 million in 2010 and $3.2 million in 2009.

Equity in Income/Gain on Wind Down of Unconsolidated Joint Venture.    The equity in income/gain on wind down of unconsolidated joint venture of $19.3 million in 2011, $7.0 million in 2010 and $14.0 million in 2009 related to our 50% interest in KBA Mortgage. The amount for 2011 included a gain of $19.8 million recorded in the fourth quarter in connection with the wind down of KBA Mortgage. We received the cash associated with the gain in early December 2011. Excluding the gain on the wind down of KBA Mortgage in 2011, our equity in the loss of the former unconsolidated mortgage banking joint venture (i.e., KBA Mortgage) was $.5 million in 2011, compared to equity in income of the former unconsolidated mortgage banking joint venture of $7.0 million in 2010 as a result of KBA Mortgage ceasing operations in late June 2011. KBA Mortgage originated 1,633 loans in 2011, 5,706 loans in 2010 and 7,170 loans in 2009. The year-over-year decrease in unconsolidated joint venture income in 2010 was mainly due to a decline in the number of loans originated by KBA Mortgage, reflecting in large part the lower volume of homes we delivered.

Our marketing services agreement with MetLife Home Loans did not result in any income for us based on an equity interest, as we are compensated solely for the fair market value of the services we provide.

INCOME TAXES

We recognized income tax benefits of $2.4 million in 2011, $7.0 million in 2010, and $209.4 million in 2009. The income tax benefit in 2011 reflected the reversal of a $2.6 million liability for unrecognized tax benefits due to the status of federal and state tax audits. The income tax benefit in 2010 reflected the recognition of a $5.4 million federal income tax benefit from an additional carryback of our 2009 NOLs to offset earnings we generated in 2004 and 2005, and the reversal of a $1.6 million liability for unrecognized tax benefits due to the status of federal and state tax audits. The income tax benefit in 2009 resulted primarily from the recognition of a $190.7 million federal income tax benefit based on the carryback of our 2009 NOLs to offset earnings we generated in 2004 and 2005, and the reversal of a $16.3 million liability for unrecognized federal and state tax benefits due to the status of federal and state tax audits. Due to the effects of our deferred tax asset valuation allowance, carryback of our NOLs, and changes in our unrecognized tax benefits, our effective tax rates in 2011, 2010 and 2009 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.

Due to the prolonged housing downturn, the asset impairment and land option contract abandonment charges we have incurred and the NOLs we have posted, we have generated substantial deferred tax assets and established a corresponding valuation allowance against certain of those deferred tax assets. In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. During 2011, we recorded a valuation allowance of $76.7 million against net deferred tax assets generated from the loss for the year. During 2010, we recorded a net increase of $21.1 million to the valuation allowance against net deferred tax assets, reflecting a $26.6 million valuation allowance recorded against the net deferred tax assets generated from the loss for the year that was partially offset by the $5.4 million federal income tax benefit from the additional carryback of our 2009 NOLs.

During 2009, we recognized a net decrease of $128.8 million in the valuation allowance, reflecting the net impact of a $67.5 million increase in the valuation allowance recorded during the first nine months of 2009 that was more than offset by a decrease in the valuation allowance of $196.3 million, primarily due to the benefit derived from the carryback of our 2009 NOLs. The decrease in the valuation allowance was reflected as a noncash income tax benefit of $130.7 million and a noncash charge of $1.9 million to accumulated other comprehensive loss. The majority of the tax benefits associated with our net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income.

Our net deferred tax assets totaled $1.1 million at both November 30, 2011 and 2010. The deferred tax asset valuation allowance increased to $847.8 million at November 30, 2011 from $771.1 million at November 30, 2010, reflecting the net impact of the $76.7 million valuation allowance recorded in 2011.

The benefits of our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2011, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

LIQUIDITY AND CAPITAL RESOURCES

Overview.    We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.

During the period from mid-2006 through 2009, amid the housing downturn, we focused on generating cash by exiting or reducing our investments in certain underperforming markets, selling land positions and interests, and improving the financial performance of our homebuilding operations. The cash generated from these efforts improved our liquidity, enabled us to reduce our debt levels and strengthened our consolidated financial position. We continue to manage our use of cash in the operation of our business. In addition, in order to position our operations to capitalize on future growth opportunities, from late 2009 through 2011, we have also made strategic acquisitions of attractive land assets that met our investment and marketing standards, and invested in land and land development to maintain a solid growth platform in our targeted markets. We invested approximately $478 million in land and land development in 2011, and approximately $560 million in 2010. We ended our 2011 fiscal year with $479.5 million of cash and cash equivalents and restricted cash, compared to $1.02 billion at November 30, 2010. The year-over-year decrease in our total cash, cash equivalents and restricted cash was mainly due to payments of $251.9 million made in the fourth quarter of 2011 in connection with the South Edge Plan and the resolution of other matters surrounding South Edge, the repayment of the remaining $100.0 million in aggregate principal amount of the $350 Million Senior Notes at their

August 15, 2011 maturity, and the repayment of $89.5 million of mortgages and land contracts due to land sellers and other loans. The majority of our cash and cash equivalents at November 30, 2011 and 2010 were invested in money market accounts and U.S. government securities.

Capital Resources.    At November 30, 2011, we had $1.58 billion of mortgages and notes payable outstanding compared to $1.78 billion outstanding at November 30, 2010, reflecting the repayment of the remaining $100.0 million in aggregate principal amount of the $350 Million Senior Notes at their August 15, 2011 maturity, and the repayment of $89.5 million of mortgages and land contracts due to land sellers and other loans during 2011.

Our financial leverage, as measured by the ratio of debt to total capital, was 78.2% at November 30, 2011, compared to 73.8% at November 30, 2010. The increase in our financial leverage primarily reflected the decrease in our stockholders’ equity as a result of net losses and asset impairment and land option contract abandonment charges we incurred in 2011. Our ratio of net debt to total capital at November 30, 2011 was 71.4%, compared to 54.5% at November 30, 2010.

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

Following our voluntary termination of the Credit Facility, we entered into the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of November 30, 2011 and 2010, we had $63.8 million and $87.5 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for the LOC Facilities totaled $64.5 million at November 30, 2011 and $88.7 million at November 30, 2010, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities or other similar facility arrangements or a new credit facility with the same or other financial institutions.

Under the terms of the Credit Facility, we were required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and were subject to limitations on acquisitions, inventories and indebtedness. As a result of the Credit Facility’s termination, these restrictions and requirements are no longer in effect.

In addition to the cash deposits maintained for the LOC Facilities, restricted cash on our consolidated balance sheet at November 30, 2010 included $26.8 million of cash in an escrow account required as collateral for a surety bond. As of November 30, 2011, the surety provider no longer required cash collateral on this bond.

The indenture governing our senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing our $265 Million Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets. Under the terms of the indenture, we must cause any subsidiary of ours that is or becomes a “significant subsidiary,” as defined under Rule 1-02(w) of Regulation S-X, to provide a guarantee with respect to our senior notes (the “Guarantor Subsidiaries”). In addition, we may cause other subsidiaries of ours to provide such a guarantee if we believe it to be in our or the relevant subsidiary’s best interests. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 21. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.

As of November 30, 2011, we were in compliance with the applicable terms of all of our covenants under our senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.

As discussed further below under “Off-Balance Sheet Arrangements,” during the fourth quarter of 2011, we made payments of $251.9 million in connection with the South Edge Plan and the resolution of other matters surrounding South Edge, which included, among other things, the elimination of a Springing Guaranty we had provided to the Administrative Agent.

By maintaining a disciplined approach to land and land development investments, we ended our 2011 fiscal year with a balance of cash and cash equivalents and restricted cash of $479.5 million after making the South Edge-related payments, paying down debt and funding our 2011 operating needs. We will continue to evaluate our future cash requirements and financing opportunities available in the capital and bank loan markets. Depending on economic, housing and capital market conditions and resource allocation priorities, we plan to use a portion of our unrestricted cash and cash equivalents in 2012 to acquire additional land assets and open new home communities to support our primary strategic goal of achieving and maintaining profitability. Our land acquisition and new home community opening plans for 2012 are further discussed below under “Outlook.”

Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2011, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $25.0 million, secured primarily by the underlying property, which had a carrying value of $62.3 million.

Consolidated Cash Flows.    Operating, investing and financing activities used net cash of $490.4 million in 2011 and $269.5 million in 2010. These activities provided net cash of $36.4 million in 2009.

Operating Activities.    Operating activities used net cash of $347.6 million in 2011 and $133.9 million in 2010, and provided net cash of $349.9 million in 2009. The year-over-year change in net operating cash flows in 2011 largely reflected the $190.7 million federal income tax refund we received during 2010 as there was no such refund received in 2011. In 2010, the year-over-year change in net operating cash was primarily due to an increase in inventories, reflecting our land acquisition initiative.

Our uses of cash for operating activities in 2011 included a net loss of $178.8 million, a net decrease in accounts payable, accrued expenses and other liabilities of $253.5 million, a net increase in inventories of $12.3 million (excluding the real estate collateral in our Southwest homebuilding reporting segment that we recorded upon the foreclosure of a $40.0 million note receivable, inventory impairment and land option contract abandonment charges, and an increase of $8.4 million in consolidated inventories not owned), a net increase in receivables of $2.2 million and other operating uses of $2.3 million. The net decrease in accounts payable, accrued expenses and other liabilities was largely due to payments we made in connection with the South Edge Plan and in resolving other matters surrounding South Edge.

In 2010, our uses of operating cash included a net decrease in accounts payable, accrued expenses and other liabilities of $199.2 million, a net increase in inventories of $129.3 million (excluding inventory impairments and land option contract abandonments, $55.2 million of inventories acquired through seller financing and a decrease of $41.6 million in consolidated inventories not owned) in conjunction with our land acquisition initiative, a net loss of $69.4 million, and other operating uses of $1.7 million. Partially offsetting the cash used was a decrease in receivables of $211.3 million, mainly due to the $190.7 million federal income tax refund we received during the first quarter as a result of the carryback of our 2009 NOLs to offset earnings we generated in 2004 and 2005.

Operating cash in 2009 was provided by a net decrease in inventories of $433.1 million (excluding inventory impairments and land option contract abandonments, $16.2 million of inventories acquired through seller financing, a decrease of $45.3 million in consolidated inventories not owned, and an increase of $97.6 million in inventories in connection with the consolidation of certain previously unconsolidated joint ventures), other operating sources of $8.3 million and various noncash items added to the net loss for the year. The cash provided in 2009 was partly offset by a decrease in accounts payable, accrued expenses and other liabilities of $252.6 million and a net loss of $101.8 million.

Investing Activities.    Investing activities provided net cash of $13.1 million in 2011, and used net cash of $16.1 million in 2010 and $21.3 million in 2009. The year-over-year change in net investing cash flows in 2011 was primarily due to proceeds of $80.6 million received in 2011 from the sale of a multi-level residential building we had operated as a rental property in our West Coast homebuilding reporting segment. The cash provided was partly offset by $67.2 million used for investments in unconsolidated joint ventures and $.3 million used for net purchases of property and equipment. In 2010, cash of $15.7 million was used for investments in unconsolidated joint ventures and $.4 million was used for net purchases of property and equipment. The year-over-year decrease in cash used for investing activities in 2010 was primarily due to a reduction in our investments and participation in unconsolidated joint ventures compared to the prior year. In 2009, $19.9 million of cash was used for investments in unconsolidated joint ventures and $1.4 million of cash was used for net purchases of property and equipment.

Financing Activities.    Net cash used for financing activities totaled $155.9 million in 2011, $119.5 million in 2010 and $292.2 million in 2009. The year-over-year increase in 2011 was largely due to the repayment of debt, partly offset by a decrease in restricted cash. We used a larger amount of cash for financing activities in 2009 than in 2010 primarily due to our repayment of $200.0 million in aggregate principal amount of 8 5/8% senior subordinated notes at their scheduled maturity in December 2008.

In 2011, cash was used for the repayment of the remaining $100.0 million in aggregate principal amount of the $350 Million Senior Notes at their August 15, 2011 maturity, and for net payments on mortgages and land contracts due to land sellers and other loans of $89.5 million, primarily related to the repayment of debt secured by the multi-level residential building we sold during the year. Uses of cash in 2011 also included dividend payments on our common stock of $19.2 million. The cash used was partially offset by a $51.0 million decrease in our restricted cash balance, of which $26.8 million related to cash collateral no longer required on a surety bond, and $1.8 million of cash provided from the issuance of common stock under employee stock plans.

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

Our board of directors declared four quarterly cash dividends of $.0625 per share of common stock during both 2011 and 2010. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

In 2009, cash was used for the repayment of $250.0 million in aggregate principal amount of the $350 Million Senior Notes and the $200.0 million in aggregate principal amount of 8 5/8% senior subordinated notes due December 15, 2008 at their maturity, payments of $79.0 million on mortgages and land contracts due to land sellers and other loans, dividend payments on our common stock of $19.1 million, payment of senior notes issuance costs of $4.3 million, and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $259.7 million of cash provided from the issuance of the $265 Million Senior Notes, $3.1 million of cash provided from the issuance of common stock under employee stock plans and $1.1 million of cash provided from a reduction in the balance of cash deposited in an interest reserve account we established in connection with the Credit Facility (which was restricted cash).

Shelf Registration Statement. We have an automatically effective universal shelf registration statement on file with the SEC, which was filed on September 20, 2011 (the “2011 Shelf Registration”). The 2011 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.

Share Repurchase Program. As of November 30, 2011, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in 2011. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.

In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe we will have adequate resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital assets and land, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business. Our intent is to manage our business to a cash neutral position for 2012, as further described below under “Outlook.” Although our land acquisition and land development activities in 2012 will remain subject to market conditions, we are analyzing potential asset acquisitions and are likely to use a portion of our unrestricted cash resources to purchase assets that meet our investment and marketing standards. In 2012, we may also use or redeploy our unrestricted cash and cash equivalents or engage in other financial transactions, including capital markets, bank loan or credit facility or project or other financing transactions. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through tender offers, exchange offers, open market purchases or other means, and may include potential new issuances of senior notes or other debt through public offerings, private placements or other arrangements. Our ability to engage in such financial transactions, however, may be constrained by economic or capital markets or bank lending conditions, and/or our current leverage ratios and we can provide no assurance of the success of any such financial transactions.

On January 19, 2012, we announced the commencement of cash tender offers for up to $250 million in aggregate principal amount of our 5 3/4% senior notes due 2014 and of our 5 7/8% senior notes due 2015 and 6 1/4% senior notes due 2015. The tender offers are being made pursuant to an Offer to Purchase dated January 19, 2012 and a related Letter of Transmittal, which set forth a more detailed description of the tender offers. Upon the terms and subject to the conditions described in the Offer to Purchase, the Letter of Transmittal and any amendments or supplements to the foregoing, we are offering to purchase for cash up to $100 million in aggregate principal amount (the “Maximum 2014 Amount”) of the 5 3/4% senior notes due 2014 (the “2014 Note Tender Offer”), and up to $250 million in aggregate principal amount, less any amount accepted in the 2014 Note Tender Offer, (the “Maximum 2015 Amount” and together with the Maximum 2014 Amount, the “Maximum Tender Amounts”) of the 5 7/8% senior notes due 2015 and 6 1/4% senior notes due 2015 (the “2015 Note Tender Offers”). We reserve the right to increase or waive either or both of the Maximum Tender Amounts subject to compliance with applicable law. These tender offers will expire at 11:59 p.m., New York City time, on February 15, 2012, unless extended or earlier terminated. Our obligation to accept for purchase and to pay for each series validly tendered in the applicable tender offer is subject to the satisfaction or waiver of a number of conditions, including our completion of a proposed offer and sale of unsecured senior debt securities on terms reasonably satisfactory to us. We intend to offer the unsecured senior debt securities under our 2011 Shelf Registration.

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. We enter into these unconsolidated joint ventures primarily to reduce or share market and development risks and to increase the number of our owned and controlled homesites. In some instances, participating in unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While we consider our participation in unconsolidated joint ventures as potentially beneficial to our homebuilding activities, we do not view such participation as essential and have unwound our participation in a number of these unconsolidated joint ventures in the past few years.

We typically have obtained rights to purchase portions of the land held by the unconsolidated joint ventures in which we participate. When an unconsolidated joint venture sells land to our homebuilding operations, we defer recognition of our share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.

We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis equal to our respective equity interests. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $396.9 million at November 30, 2011 and $789.4 million at November 30, 2010. The decrease primarily relates to South Edge. Due to a bankruptcy-court approved disposition of the land previously owned by South Edge, pursuant to the South Edge Plan, to Inspirada Builders, LLC in the fourth quarter of 2011, South Edge had no assets or liabilities at November 30, 2011. Inspirada Builders, LLC is an unconsolidated joint venture formed in connection with the South Edge Plan in which a wholly owned subsidiary of ours is a member. Our investment in unconsolidated joint ventures totaled $127.9 million at November 30, 2011 and $105.6 million at November 30, 2010.

Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements. To finance their respective land acquisition and development activities, certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. None of our unconsolidated joint ventures had outstanding debt at November 30, 2011. Of our unconsolidated joint ventures at November 30, 2010, only South Edge had outstanding debt, which was secured by a lien on South Edge’s assets, with a principal balance of $327.9 million.

In certain instances, we and/or our partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guarantees to the unconsolidated joint venture’s lenders. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. Our potential responsibility under our completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty generally refers to the payment of losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project. We do not believe that we currently have exposure with respect to any of our completion or carve-out guarantees.

In addition to completion and carve-out guarantees, we provided the Springing Guaranty to the Administrative Agent in connection with secured loans made to South Edge. On February 3, 2011, a bankruptcy court entered an order for relief on a Chapter 11 involuntary bankruptcy petition (the “Petition”) filed against South Edge and appointed a Chapter 11 trustee for South Edge. Although we believed that there were potential offsets or defenses to prevent or minimize the enforcement of the Springing Guaranty, as a result of the February 3, 2011 order for relief on the Petition, we considered it probable, based on the terms of the Springing Guaranty, that we became responsible to pay certain amounts to the Administrative Agent related to the Springing Guaranty. Therefore, beginning in the first quarter of 2011, our consolidated financial statements reflected a net payment obligation, representing our estimate of the probable amount that we would pay to the Administrative Agent (on behalf of the South Edge lenders) related to the Springing Guaranty and to pay for certain fees, expenses and charges and for certain allowed general unsecured claims in the South Edge bankruptcy case. This estimate was evaluated at the end of each subsequent quarterly period and updated to reflect our belief of our probable net payment obligation at the time. In connection with the South Edge Plan and the resolution of other matters surrounding South Edge, we made payments of $251.9 million in the fourth quarter of 2011, including a payment to the Administrative Agent, which satisfied the respective liens of the Administrative Agent and most of the South Edge lenders on the land South Edge owned. As a result of consummating the South Edge Plan and (a) taking into account accruals we had previously established through inventory impairments with respect to our estimated losses related to our share of the land previously owned by South Edge anticipated to be acquired in connection with the South Edge Plan and (b) factoring in an offset for the estimated fair value of such South Edge land (as discussed below), we recognized a loss on loan guaranty charge of $30.8 million in our consolidated statements of operations for the year ended November 30, 2011. This charge was in addition to the joint venture impairment charge of $53.7 million that we recognized in 2011 to write off our remaining investment in South Edge.

Based on the terms of the South Edge Plan, the land previously owned by South Edge, including our share that consists of approximately 600 developable acres, was acquired by Inspirada Builders, LLC. We estimated the fair value of our share of the land to be $75.2 million at November 30, 2011. We calculated this estimated fair value using a present value methodology and assumed that we would develop the land, build and sell homes on most of the land, and sell the remainder of the developed land. This fair value estimate at November 30, 2011 reflected our expectations of the price we would receive for our share of the land in the land’s then-current state in an orderly (not a forced) transaction under then-prevailing market conditions. Our fair value estimate was corroborated by a third-party appraisal conducted in the fourth quarter of 2011.

Our fair value estimate reflected judgments and key assumptions concerning (a) housing market supply and demand conditions, including estimates of average selling prices; (b) estimates of potential future home sales and cancellation rates; (c) anticipated entitlements and development plans for the land; (d) anticipated land development, construction and overhead costs to be incurred; and (e) a risk-free rate of return and an expected risk premium, in each case in relation to an expected 15-year life for the project. These key assumptions and other factors applied to our fair value estimation are discussed in Note 9. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report. Due to the judgment and assumptions applied in the fair value estimation process at November 30, 2011, it is possible that actual results could differ substantially from those estimated.

We believe that we will realize the value of our share of the land previously owned by South Edge and anticipate that we will acquire our share of the land from Inspirada Builders, LLC through a future distribution of the land.

Our investments in joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with Accounting Standards Codification No. 810, “Consolidation” (“ASC 810”) to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at November 30, 2011 and 2010 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs or, if they were VIEs, we were not the primary beneficiary of the VIEs.

In the ordinary course of our business, we enter into land option contracts and other similar contracts to procure rights to land parcels for the construction of homes. The use of such land option contracts and other similar contracts generally allows us to reduce the market risks associated with direct land ownership and development, and to reduce our capital and financial commitments, including interest and other carrying costs. Under such contracts, we typically pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for us, with the land seller being identified as a VIE.

In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of our analyses, we determined that as of November 30, 2011 and 2010 we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts and other similar contracts.

As of November 30, 2011, we had cash deposits totaling $8.1 million associated with land option contracts and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $122.1 million, and had cash deposits totaling $12.8 million associated with land option contracts and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $223.0 million. As of November 30, 2010, we had cash deposits totaling $2.6 million associated with land option contracts and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $86.1 million, and had cash deposits totaling $12.2 million associated with land option contracts and other similar contracts that we determined were not VIEs having an aggregate purchase price of $274.3 million.

We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $23.9 million at November 30, 2011 and $15.5 million at November 30, 2010.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents our future cash requirements under contractual obligations as of November 30, 2011 (in millions):

	Payments due by Period
	Total	2012	2013-2014	2015-2016	Thereafter
Contractual obligations:
Long-term debt	$1,583.6	$25.0	$249.6	$749.1	$559.9
Interest	467.8	106.0	200.0	109.2	52.6
Operating lease obligations	20.2	7.0	10.7	2.5	—
Inventory-related obligations (a)	33.9	18.8	6.6	1.1	7.4

Total (b)	$2,105.5	$156.8	$466.9	$861.9	$619.9

(a)	Represents liabilities related to inventory not owned and liabilities for fixed or determinable amounts associated with debt of a tax increment financing entity (TIFE). As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each lot is transferred to the homebuyer. As such, the TIFE debt will be paid by us only to the extent we do not deliver the applicable homes before the debt matures.

(b)	Total contractual obligations exclude our accrual for uncertain tax positions recorded for financial reporting purposes as of November 30, 2011 because we are unable to make a reasonable estimate of cash settlements with the respective taxing authorities for all periods presented. We anticipate these potential cash settlement requirements for 2012 to range from $1.0 million to $1.5 million.

We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2011, we had $361.6 million of performance bonds and $63.8 million of letters of credit outstanding. At November 30, 2010, we had $414.3 million of performance bonds and $87.5 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligation is completed.

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

Inventories and Cost of Sales. As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, housing and land inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques. Due to uncertainties in the estimation process and other factors beyond our control, it is possible that actual results could differ from those estimated. Our inventories typically do not consist of completed unsold homes. However, order cancellations or strategic considerations may result in our having a relatively small amount of inventory of unsold completed or partially completed homes.

Our inventories include land we are holding for future development, which is comprised of land where we have suspended development activity for a period of time due to building permit moratorium or regulatory restrictions that hinder our ability to move forward with the development of the community. It also includes large land parcels that we plan to build out over several years and/or parcels that have not yet been entitled and, therefore, have an extended development timeline. Land we are holding for future development also includes land where we have deferred development activity based on our belief that we can generate greater returns and/or maximize the economic performance of a community by delaying improvements for a period of time to allow earlier phases of a long-term, multi-phase community or a neighboring community to generate sales momentum or for market conditions to improve. We resume development activity when we believe our investment in this inventory will be optimized. Interest is not capitalized on land held for future development. As discussed in Note 5. Inventories in the Notes to Consolidated Financial Statements in this report, for those communities for which development activity has been suspended, applicable interest is expensed as incurred.

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

In determining a portion of the construction and land costs recognized for each period, we rely on project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, labor or materials shortages, increases in costs that have not yet been committed, changes in governmental requirements, unforeseen environmental hazard discoveries or other unanticipated issues encountered during construction and other factors beyond our control. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and homebuilding gross margins in a particular reporting period. To reduce the potential for such distortion, we have set forth procedures that collectively comprise a “critical accounting policy.” These procedures, which we have applied on a consistent basis, include assessing, updating and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most current information available to estimate construction and land costs to be charged to expense. The variances between budgeted and actual costs have historically not had a material impact on our consolidated financial statements. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.

Inventory Impairments and Land Option Contract Abandonments. As discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, each land parcel or community in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified asset is evaluated for recoverability in accordance with ASC 360. We evaluated 138, 118 and 281 land parcels or communities for recoverability during the years ended November 30, 2011, 2010 and 2009, respectively. Some of the land parcels or communities evaluated during the years ended November 30, 2011, 2010 and 2009 may have been evaluated in more than one quarterly period.

When an indicator of potential impairment is identified for a land parcel or community, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which an asset is located as well as factors known to us at the time the cash flows are calculated. The undiscounted future net cash flows consider recent trends in our sales, backlog and cancellation rates. Also taken into account are our future expectations related to the following: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. With respect to the year ended November 30, 2011, these expectations reflected our experience that market conditions for our assets in inventory where impairment indicators were identified have been generally stable in 2010 and 2011, with no significant deterioration or improvement identified as to revenue and cost drivers, excluding the temporary, though significant impact of the expiration of the Tax Credit. In our inventory assessments during 2011 and 2010, we determined that the declines in our sales and backlog levels that we experienced in the latter half of 2010 and in the first half of 2011 did not reflect a sustained change in market conditions preventing recoverability. Rather, we considered that they reflected the after effects of the Tax Credit. Strategic community count reductions we made in select markets in prior periods to align our operations with market activity levels also contributed to the declines in sales and backlog levels. Based on this experience, and taking into account the year-over-year increase in net orders in the latter half of 2011 and the number of new home communities open for sales, and signs of stability in certain markets for new home sales, our inventory assessments as of November 30, 2011 considered an expected overall improved sales pace for 2012.

Given the inherent challenges and uncertainties in forecasting future results, our inventory assessments at the time they are made generally assume the continuation of then-current market conditions, subject to identifying information suggesting a sustained deterioration or improvement in such conditions or other significant changes. Therefore, our inventory assessments, at the time made, anticipate sales rates, average selling prices and costs to generally continue at or near then-current levels through the affected asset’s estimated remaining life. For our land held for future development, our inventory assessments also incorporate highly subjective forecasts for future performance, including the timing of development, the product to be offered, the sales rates and selling prices of the product when the community is anticipated to open for sales, and the projected costs to develop and construct the community. We evaluate various factors to develop our forecasts, including the availability of and demand for homes and finished lots within the marketplace; historical, current and future sales trends; and third-party data, if available. Based on these factors, we formulate reasonable assumptions for future performance based on our judgment. These estimates, trends and expectations used in our inventory assessments are specific to each land parcel or community and may vary among land parcels or communities.

A real estate asset is considered impaired when its carrying value is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rates used in our estimated discounted cash flows ranged from 17% to 20% during 2011 and 2010 and ranged from 12% to 21% during 2009. These discount rates and related discounted cash flows are impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.

Based on the results of our evaluations, we recognized pretax, noncash inventory impairment charges of $22.7 million in 2011 associated with 12 land parcels or communities with a post-impairment fair value of $34.0 million. These charges included an $18.1 million adjustment to the fair value of real estate collateral in our Southwest homebuilding reporting segment that we recorded upon the foreclosure of a note receivable in 2011. In 2010, we recognized $9.8 million of pretax, noncash inventory impairment charges associated with eight land parcels or communities with a post-impairment fair value of $11.6 million. In 2009, we recognized pretax, noncash inventory impairment charges of $120.8 million associated with 61 land parcels or communities with a post-impairment fair value of $129.0 million. The inventory impairments we recorded during 2011, 2010 and 2009 reflected declining asset values in certain markets due to unfavorable economic and competitive conditions. In some cases, we have recognized impairment charges for particular land parcels or communities in multiple years.

As of November 30, 2011, the aggregate carrying value of our inventory that had been impacted by pretax, noncash inventory impairment charges was $338.5 million, representing 53 land parcels or communities. As of November 30, 2010, the aggregate carrying value of our inventory that had been impacted by pretax, noncash inventory impairment charges was $418.5 million, representing 72 land parcels or communities.

Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and pre-acquisition costs. Based on the results of our assessments, we recognized pretax, noncash land option contract abandonment charges of $3.1 million corresponding to 830 lots in 2011, $10.1 million corresponding to 1,007 lots in 2010, and $47.3 million corresponding to 1,362 lots in 2009. Inventory impairment and land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.

The estimated remaining life of each land parcel or community in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future sales and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and expected delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance in three to five years. The following table presents our inventory balance as of November 30, 2011, based on our current estimated timeframe as to the delivery of the last home within an applicable land parcel or community (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories as of November 30, 2011	$643.7	$533.6	$330.2	$224.1	$1,731.6

The inventory in the six to 10 years category was located throughout all of our homebuilding segments, with the majority in our West Coast and Southwest homebuilding reporting segments. The inventory in the greater than 10 years category was located in our West Coast, Southwest, and Southeast homebuilding reporting segments. The inventory balances in the six to 10 years and greater than 10 years categories, which collectively represented 32% of our total inventory at November 30, 2011, were primarily comprised of inventory located in various submarkets where conditions do not justify further investment at this time; inventory subject to building permit moratorium or regulatory restrictions; large land parcels that we plan to build out over several years and/or parcels that have not yet been entitled and therefore, have an extended development timeline; and inventory that is part of a long-term, multi-phase community.

Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated.

As of this reporting date, we believe that the carrying value of our inventory balance is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes (including lender-owned homes), and the local economic conditions where an asset is located. However, if conditions in the overall housing market or in specific markets worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our fair value calculations, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize pretax, noncash charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such pretax, noncash charges could be material to our consolidated financial statements.

Fair Value Measurements. As discussed in Note 7. Fair Value Disclosures in the Notes to Consolidated Financial Statements in this report, Accounting Standards Codification Topic No. 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) defines fair value, provides a framework for measuring the fair value of assets and liabilities under GAAP, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that the carrying value may not be recoverable. The fair values for our long-lived assets held and used that were determined using Level 2 inputs were based on an executed contract. The fair values for our long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discount rates and related discounted cash flows were impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors were specific to each land parcel or community and may have varied among land parcels or communities. Due to uncertainties in the estimation process, it is possible that actual results could differ from those estimates.

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

Warranty Costs. As discussed in Note 13. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we provide a limited warranty on all of our homes. The specific terms and conditions of these limited warranties vary depending upon the market in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our expense associated with the issuance of these warranties totaled $4.9 million in 2011, $5.2 million in 2010 and $6.8 million in 2009.

Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. We periodically assess the adequacy of our recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjust the amounts as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our construction quality and customer service initiatives and outside events. Based on the trends in our actual warranty costs incurred, our assessments in 2011 resulted in the recording of warranty adjustments of $7.4 million as reductions to construction and land costs. In 2009, we incurred a charge of $5.7 million associated with the repair of allegedly defective drywall. While we believe the warranty liability reflected in our consolidated balance sheets to be adequate, unanticipated changes in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on our actual warranty costs in the future and such amounts could differ from our estimates. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.

Insurance. As discussed in Note 13. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we have, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and

Nevada, our general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and on the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. Our estimated liabilities for such items were $94.9 million at November 30, 2011 and $95.7 million at November 30, 2010. These amounts are included in accrued expenses and other liabilities in our consolidated balance sheets. Our expenses associated with self-insurance totaled $7.2 million in 2011, $7.4 million in 2010 and $9.8 million in 2009. These expenses were largely offset by contributions from subcontractors participating in the wrap-up policy.

We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims liabilities for the risks that we are assuming under the self-insured portion of our general liability insurance. Projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, claim settlement patterns, insurance industry practices and legal or regulatory interpretations, among other factors. Because of the degree of judgment required and the potential for variability in the underlying assumptions used in determining these estimated liability amounts, actual future costs could differ from our estimated amounts and have a material impact on our consolidated financial statements.

Stock-Based Compensation. As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, we measure and recognize compensation expense associated with our grant of equity-based awards in accordance with Accounting Standards Codification Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. We have provided some compensation benefits to certain of our employees in the form of stock options, restricted stock, phantom shares and stock appreciation rights (“SARs”). Determining the fair value of share-based awards requires judgment to identify the appropriate valuation model and develop the assumptions, including the expected term of the stock options or SARs, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options and SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. The expected volatility factor was based on a combination of the historical volatility of our common stock and the implied volatility of publicly traded options on our common stock. If actual results differ significantly from these estimates, stock-based compensation expense and our consolidated financial statements could be materially impacted.

Income Taxes. As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, we account for income taxes in accordance with ASC 740. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements.

As discussed in Note 15. Income Taxes in the Notes to Consolidated Financial Statements in this report, we recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes. Our liability for unrecognized tax benefits, combined with accrued interest and penalties, is reflected as a component of accrued expenses and other liabilities in our consolidated balance sheets. Judgment is required in evaluating uncertain tax positions. We evaluate our uncertain tax positions quarterly based on various factors, including changes in facts or circumstances, tax laws or the status of audits by tax authorities. Changes in the recognition or measurement of uncertain tax positions could have a material impact on our consolidated results of operations in the period in which we make the change.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for us in the second quarter of 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS” (“ASU 2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and IFRS. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial position and results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

OUTLOOK

At November 30, 2011, our backlog totaled 2,156 homes, representing potential future housing revenues of approximately $459.0 million. By comparison, at November 30, 2010, our backlog totaled 1,336 homes, representing potential future housing revenues of approximately $263.8 million. The 61% year-over-year increase in the number of homes in our backlog was primarily due to a 39% increase in our net orders in the latter half of 2011. The 74% year-over-year increase in potential future housing revenues in our backlog at November 30, 2011 reflected the higher number of homes in backlog, which occurred across all our homebuilding reporting segments, and a higher overall average selling price. These substantial improvements reflected strategic steps we took throughout 2011 to increase our backlog. By offering innovative product lines, opening new home communities for sales, heightening our emphasis on our Built to Order process, and implementing industry-leading energy efficiency initiatives, we established a sales pace that led us to the highest year-end backlog we have achieved since 2008. Part of our strategy was to open new communities for sales in preferred locations within key markets that support higher price points and sales, with less new and resale inventory and less competition. This is a strategy we will continue to pursue in 2012.

We believe our higher backlog will facilitate evenflow production, improve the predictability of our deliveries and increase our housing gross margin going forward, largely through realizing overhead and cost-to-build efficiencies.

Our homebuilding operations generated 1,494 net orders in the fourth quarter of 2011, up 38% from 1,085 net orders generated in the corresponding quarter of 2010. Net orders rose in each of our four homebuilding reporting segments, with increases ranging from 10% in our Southwest homebuilding reporting segment to 48% in our West Coast homebuilding reporting segment. The year-over-year improvement in net orders partly resulted from our recently opened new home communities as well as the depressed net order level in the year-earlier quarter stemming in part from the expiration of the Tax Credit. As a percentage of gross orders, our fourth quarter cancellation rate was 34% in 2011 and 37% in 2010.

During 2011, we and the homebuilding industry continued to face difficult market conditions that have persisted to varying degrees since the housing downturn began in 2006. We believe it is likely that market conditions will remain challenging in 2012. Although turbulent macroeconomic conditions, weak growth in employment and low consumer confidence are currently hindering a broader housing market recovery, we are seeing some signs of stability for new home sales in markets that are located close to active employment centers, that feature a relative balance of housing supply and demand, and that offer historically high affordability levels, particularly in parts of California and Texas. In the short term, we are managing our business to these market realities, while positioning our operations to capitalize on potential future growth in demand and to establish a foundation for long-term business success.

Moving into 2012, we will continue to focus on the integrated strategic actions we have taken in the past few years to adapt our business to changing housing market dynamics. These include following the strategic framework provided by the principles of our KBnxt operational business model; increasing the number of our new home communities open for sales; making targeted inventory investments in preferred markets; driving additional operational efficiencies and overhead cost reductions; maintaining a strong balance sheet; and remaining attentive to market conditions and the needs of our core customers. We believe that our year-over-year growth in net orders and backlog in the latter half of 2011, and the sequential improvement we posted in the most recent three consecutive quarters in the number of homes delivered, revenues, and in selling, general and administrative expenses as a percentage of housing revenues, demonstrate that our strategic actions are working and that we are making tangible progress towards our top priority of achieving and maintaining profitability.

Presently, we are focused on owning or controlling well-priced finished or partially finished lots in select locations that meet our investment and marketing standards and on leveraging our geographically diverse operational platform through opening new home communities for sales. We invested approximately $478 million in land and land development in 2011, and expect that our total land and land development investment for our 2012 fiscal year will be in the range of $400 million to $600 million, depending in large part on market conditions and our financial condition as the year progresses. We opened 123 new home communities in 2011, bringing our total community count, net of communities closed out, at the end of the year to 234, a 12% increase from 2010. We expect to open approximately 25 new home communities for sales in the first half of 2012. During 2011, the majority of our land and land development investments and many of our new home community openings were in California and Texas, which we see as having relatively stronger growth prospects than other areas of the country. We expect this regional concentration of our recent business investments to continue, if not increase, in 2012.

Substantially all of the new home communities we opened for sales in 2011 and the communities we expect to open for sales in 2012 feature our value-engineered product. With the improved operating efficiencies we have implemented and our anticipated overall improved sales and evenflow production pace, we expect these communities to generate revenues at a lower cost basis than our older communities, helping us to reach our top strategic priority of achieving and maintaining profitability. In addition, we have seen our homebuyer profile at several of the new home communities we have opened for sales this year shift to higher income first-time and move-up consumers who demand and can afford larger home sizes and more options and upgrades, which has resulted in our generating increased revenues from homes delivered from these new home communities relative to our older communities.

Despite the progress we have made over the past several quarters and some signs of stability in certain markets for new homes, our ability to generate positive results from our strategic initiatives, including achieving and maintaining profitability and increasing the number of homes delivered, remains constrained by several factors. These include, among other things, the current unbalanced supply and demand conditions in many housing markets, which are unlikely to abate soon given the present economic and employment environment; by low levels of consumer confidence; by the cautiousness of qualified homebuyers in making home purchase decisions, which we believe is, among other things, moderating the pace of sales at our new home communities; by tight residential consumer mortgage lending standards; and by the reduction in or unwinding of government programs and incentives supportive of homeownership and/or home purchases, including as to applicable limits, fees and standards for government-insured residential consumer mortgage loans. The pace and the extent to which we acquire new land interests, invest in land development and open new home communities for sales will depend in large part on housing market and business conditions, including actual and expected sales rates, and the availability of desirable land assets at reasonable prices. It will also depend on how we use or redeploy our unrestricted cash and cash equivalents, and our ability to engage in capital markets, bank loan or credit facility or project or other financing transactions, which can be affected by our financial condition as well as several economic, policy and/or political factors outside of our control.

We had a balance of cash and cash equivalents and restricted cash of $479.5 million at November 30, 2011, after making the South Edge-related payments, paying down debt and funding our 2011 operating needs. We will continue to evaluate our future cash requirements and financing opportunities available in the capital and lending markets, as discussed in this report.

We continue to believe that a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, selling price stabilization, reduced mortgage delinquency and foreclosure rates, and a significantly improved economic climate, particularly with respect to job growth and consumer and credit market confidence that support a decision to buy a home. We cannot predict when or the extent to which these events may occur. Moreover, if conditions in our served markets decline further, we may need to take additional pretax, noncash charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to reduce, slow or even abandon our present strategic growth plans for those markets. Our results could also be adversely affected if general economic conditions do not notably improve or actually decline, if job losses increase or weak employment levels persist, if residential consumer mortgage delinquencies, short sales and foreclosures, and sales of lender-owned homes increase, if residential consumer mortgage lending becomes less available or more expensive for our homebuyers, if competition for home sales intensifies, or if consumer confidence weakens, any one or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions. Despite these difficulties and risks, we believe that we are favorably positioned financially and operationally to succeed in advancing our primary strategic goals, particularly in view of longer-term demographic and population-growth trends that we expect will once again drive future demand for homeownership.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic, employment and business conditions; adverse market conditions that could result in additional impairments or land option contract abandonment charges and operating losses, including an oversupply of unsold homes, declining home prices and increased foreclosure and short sale activity, among other things; conditions in the capital and credit markets (including residential consumer mortgage lending standards, the availability of residential consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level, including our ratio of debt to total capital, and our ability to adjust our debt level and structure and to access the credit, capital or other financial markets or other external financing sources; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and existing homes, including sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for residential consumer mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; the availability and cost of land in desirable areas; our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred; legal or regulatory proceedings or claims; our ability to access capital; our ability to use/realize the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count and open new communities, and our increasing operational and investment concentration in markets in California and Texas), revenue growth and overhead and other cost reduction strategies; consumer traffic to our new home communities and consumer interest in our product designs; the impact of our former unconsolidated mortgage banking joint venture ceasing to offer mortgage banking services after June 30, 2011; the manner in which our homebuyers are offered and obtain residential consumer mortgage loans and mortgage banking services; our ability to establish a joint venture or marketing relationship with a financial institution or other mortgage banking services provider; information technology failures and data security breaches; the possibility that the proposed offer and sale of unsecured senior debt securities to fund the purchase of the 5 3/4% senior notes due 2014, 5 7/8% senior notes due 2015 and 6 1/4% senior notes due 2015 in the applicable tender offers will not timely close; the possibility that any or all of the tender offers will be undersubscribed; and other events outside of our control.

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

The following tables present principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term fixed rate debt obligations as of November 30, 2011 and November 30, 2010 (dollars in thousands):

	As of November 30, 2011 for the Years Ended November 30,							Fair Value at November 30, 2011

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt
Fixed Rate	$—	$—	$249,647	$749,068	$—	$559,872	$1,558,587	$1,391,269
Weighted Average Interest Rate	—%	—%	5.8%	6.1%	—%	8.1%	6.8%

	As of November 30, 2010 for the Years Ended November 30,							Fair Value at November 30, 2010

	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt
Fixed Rate	$99,916	$—	$—	$249,498	$748,813	$559,245	$1,657,472	$1,638,700
Weighted Average Interest Rate	6.4%	—%	—%	5.8%	6.1%	8.1%	6.7%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2011	2010	2009
Total revenues	$1,315,866	$1,589,996	$1,824,850

Homebuilding:
Revenues	$1,305,562	$1,581,763	$1,816,415
Construction and land costs	(1,129,985)	(1,308,288)	(1,749,911)
Selling, general and administrative expenses	(247,886)	(289,520)	(303,024)
Loss on loan guaranty	(30,765)	—	—

Operating loss	(103,074)	(16,045)	(236,520)
Interest income	871	2,098	7,515
Interest expense	(49,204)	(68,307)	(51,763)
Equity in loss of unconsolidated joint ventures	(55,839)	(6,257)	(49,615)

Homebuilding pretax loss	(207,246)	(88,511)	(330,383)

Financial services:
Revenues	10,304	8,233	8,435
Expenses	(3,512)	(3,119)	(3,251)
Equity in income/gain on wind down of unconsolidated joint venture	19,286	7,029	14,015

Financial services pretax income	26,078	12,143	19,199

Total pretax loss	(181,168)	(76,368)	(311,184)
Income tax benefit	2,400	7,000	209,400

Net loss	$(178,768)	$(69,368)	$(101,784)

Basic and diluted loss per share	$(2.32)	$(.90)	$(1.33)

Basic and diluted average shares outstanding	77,043	76,889	76,660

See accompanying notes.

KB HOME

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	November 30,
	2011	2010
Assets
Homebuilding:
Cash and cash equivalents	$415,050	$904,401
Restricted cash	64,481	115,477
Receivables	66,179	108,048
Inventories	1,731,629	1,696,721
Investments in unconsolidated joint ventures	127,926	105,583
Other assets	75,104	150,076

	2,480,369	3,080,306
Financial services	32,173	29,443

Total assets	$2,512,542	$3,109,749

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$104,414	$233,217
Accrued expenses and other liabilities	374,406	466,505
Mortgages and notes payable	1,583,571	1,775,529

	2,062,391	2,475,251

Financial services	7,494	2,620
Stockholders’ equity:
Preferred stock — $1.00 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock — $1.00 par value; authorized, 290,000,000 shares at November 30, 2011 and 2010; 115,170,693 and 115,148,586 shares issued at November 30, 2011 and 2010, respectively	115,171	115,149
Paid-in capital	884,190	873,519
Retained earnings	519,844	717,852
Accumulated other comprehensive loss	(26,152)	(22,657)
Grantor stock ownership trust, at cost: 10,884,151 and 11,082,723 shares at November 30, 2011 and 2010, respectively	(118,059)	(120,442)
Treasury stock, at cost: 27,214,174 and 27,095,467 shares at November 30, 2011 and 2010, respectively	(932,337)	(931,543)

Total stockholders’ equity	442,657	631,878

Total liabilities and stockholders’ equity	$2,512,542	$3,109,749

See accompanying notes.

KB HOME

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Years Ended November 30, 2011, 2010 and 2009
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2008	115,120	(11,901)	(25,512)	$115,120	$865,123	$927,324	$(17,402)	$(129,326)	$(930,234)	$830,605
Comprehensive loss:
Net loss	—	—	—	—	—	(101,784)	—	—	—	(101,784)
Postretirement benefits adjustment	—	—	—	—	—	—	(4,842)	—	—	(4,842)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(106,626)
Dividends on common stock	—	—	—	—	—	(19,097)	—	—	—	(19,097)
Employee stock options and other	—	—	—	—	(4,093)	—	—	—	—	(4,093)
Restricted stock awards	—	—	—	—	(4,846)	—	—	4,846	—	—
Restricted stock amortization	—	—	—	—	1,390	—	—	—	—	1,390
Stock-based compensation	—	—	—	—	2,587	—	—	—	—	2,587
Grantor stock ownership trust	—	672	—	—	611	—	—	2,463	—	3,074
Treasury stock	—	—	(1,535)	—	—	—	—	—	(616)	(616)

Balance at November 30, 2009	115,120	(11,229)	(27,047)	115,120	860,772	806,443	(22,244)	(122,017)	(930,850)	707,224
Comprehensive loss:
Net loss	—	—	—	—	—	(69,368)	—	—	—	(69,368)
Postretirement benefits adjustment	—	—	—	—	—	—	(413)	—	—	(413)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(69,781)
Dividends on common stock	—	—	—	—	—	(19,223)	—	—	—	(19,223)
Employee stock options and other	29	—	—	29	2,074	—	—	—	—	2,103
Restricted stock awards	—	—	—	—	(307)	—	—	307	—	—
Restricted stock amortization	—	—	—	—	2,297	—	—	—	—	2,297
Stock-based compensation	—	—	—	—	5,777	—	—	—	—	5,777
Cash-settled stock appreciation rights exchange	—	—	—	—	2,348	—	—	—	—	2,348
Grantor stock ownership trust	—	146	—	—	215	—	—	1,268	—	1,483
Treasury stock	—	—	(48)	—	343	—	—	—	(693)	(350)

Balance at November 30, 2010	115,149	(11,083)	(27,095)	115,149	873,519	717,852	(22,657)	(120,442)	(931,543)	631,878
Comprehensive loss:
Net loss	—	—	—	—	—	(178,768)	—	—	—	(178,768)
Postretirement benefits adjustment	—	—	—	—	—	—	(3,495)	—	—	(3,495)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(182,263)
Dividends on common stock	—	—	—	—	—	(19,240)	—	—	—	(19,240)
Employee stock options and other	22	—	—	22	2,410	—	—	—	—	2,432
Restricted stock amortization	—	—	—	—	2,154	—	—	—	—	2,154
Forfeited restricted stock	—	—	(119)	—	794	—	—	—	(794)	—
Stock-based compensation	—	—	—	—	5,900	—	—	—	—	5,900
Grantor stock ownership trust	—	199	—	—	(587)	—	—	2,383	—	1,796

Balance at November 30, 2011	115,171	(10,884)	(27,214)	$115,171	$884,190	$519,844	$(26,152)	$(118,059)	$(932,337)	$442,657

See accompanying notes.

KB HOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended November 30,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(178,768)	$(69,368)	$(101,784)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in (income) loss/(gain) on wind down of unconsolidated joint ventures	36,553	(772)	35,600
Distributions of earnings from unconsolidated joint ventures	8,703	20,410	7,662
Loss on loan guaranty	30,765	—	—
Gain on sale of operating property	(8,825)	—	—
Amortization of discounts and issuance costs	2,150	2,149	1,586
Depreciation and amortization	2,031	3,289	5,235
Loss (gain) on early extinguishment of debt/loss on voluntary termination of revolving credit facility	(3,612)	1,802	976
Tax benefits from stock-based compensation	—	(583)	4,093
Stock-based compensation	8,054	8,074	3,977
Inventory impairments and land option contract abandonments	25,791	19,925	168,149
Changes in assets and liabilities:
Receivables	(2,220)	211,318	35,667
Inventories	(12,345)	(129,334)	433,075
Accounts payable, accrued expenses and other liabilities	(253,547)	(199,205)	(252,620)
Other, net	(2,275)	(1,669)	8,296

Net cash provided (used) by operating activities	(347,545)	(133,964)	349,912

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(67,260)	(15,669)	(19,922)
Proceeds from sale of operating property	80,600	—	—
Purchases of property and equipment, net	(242)	(420)	(1,375)

Net cash provided (used) by investing activities	13,098	(16,089)	(21,297)

Cash flows from financing activities:
Change in restricted cash	50,996	(1,185)	1,112
Proceeds from issuance of senior notes	—	—	259,737
Payment of senior notes issuance costs	—	—	(4,294)
Repayment of senior and senior subordinated notes	(100,000)	—	(453,105)
Payments on mortgages and land contracts due to land sellers and other loans	(89,461)	(101,154)	(78,983)
Issuance of common stock under employee stock plans	1,796	1,851	3,074
Excess tax benefit associated with exercise of stock options	—	583	—
Payments of cash dividends	(19,240)	(19,223)	(19,097)
Repurchases of common stock	—	(350)	(616)

Net cash used by financing activities	(155,909)	(119,478)	(292,172)

Net increase (decrease) in cash and cash equivalents	(490,356)	(269,531)	36,443
Cash and cash equivalents at beginning of year	908,430	1,177,961	1,141,518

Cash and cash equivalents at end of year	$418,074	$908,430	$1,177,961

See accompanying notes.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Operations. KB Home is a builder of single-family residential homes, townhomes and condominiums. The Company had ongoing operations in Arizona, California, Colorado, Florida, Maryland, Nevada, North Carolina, Texas and Virginia as of November 30, 2011. The Company offers title and insurance services to its homebuyers through its financial services subsidiary, KB Home Mortgage Company (“KBHMC”). From 2005 until June 30, 2011, the Company also offered mortgage banking services to its homebuyers indirectly through KBA Mortgage, a former unconsolidated joint venture of a subsidiary of the Company and a subsidiary of Bank of America, N.A. KBA Mortgage ceased offering mortgage banking services after June 30, 2011. KBA Mortgage was accounted for as an unconsolidated joint venture within the Company’s financial services reporting segment.

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

Cash and Cash Equivalents and Restricted Cash. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents totaled $212.8 million at November 30, 2011 and $797.2 million at November 30, 2010. The majority of the Company’s cash and cash equivalents were invested in money market accounts and United States government securities.

Restricted cash of $64.5 million at November 30, 2011 consisted of cash deposited with various financial institutions that was required as collateral for the LOC Facilities. Restricted cash of $115.5 million at November 30, 2010 consisted of $88.7 million of cash collateral for the LOC Facilities and $26.8 million of cash in an escrow account required as collateral for a surety bond.

Property and Equipment, Operating Properties and Depreciation. Property and equipment are recorded at cost and are depreciated over their estimated useful lives, which generally range from two to 10 years, using the straight-line method. Operating properties are recorded at cost and are depreciated over their estimated useful lives of 39 years, using the straight-line method. Repair and maintenance costs are charged to earnings as incurred. Property and equipment and operating properties are included in other assets on the consolidated balance sheets. Property and equipment totaled $7.8 million, net of accumulated depreciation of $18.0 million, at November 30, 2011, and $9.6 million, net of accumulated depreciation of $27.1 million, at November 30, 2010. Depreciation expense totaled $2.0 million in 2011, $3.3 million in 2010 and $5.2 million in 2009.

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

Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are generally allocated on a relative fair value basis to homes within a land parcel or community. Land and land development costs include related interest and real estate taxes.

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

Fair Value Measurements. ASC 820 provides a framework for measuring the fair value of assets and liabilities under GAAP and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Financial Services Operations. Revenues from the Company’s financial services segment are generated primarily from interest income, title services, insurance commissions and, in 2011, marketing services fees. Interest income is accrued as earned. Title services revenues are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously at the time each home is closed. Insurance commissions are recognized when policies are issued, while marketing services fees are recognized when earned.

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

The Company engages a third-party actuary that uses the Company’s historical claim and expense data, as well as industry data, to estimate its unpaid claims, claim adjustment expenses and incurred but not reported claims liabilities for the risks that the Company is assuming under the self-insured portion of its general liability insurance. Projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to the Company’s markets and the types of product it builds, claim settlement patterns, insurance industry practices and legal or regulatory interpretations, among other factors. Because of the degree of judgment required and the potential for variability in the underlying assumptions used in determining these estimated liability amounts, actual future costs could differ from the Company’s estimated amounts.

Advertising Costs. The Company expenses advertising costs as incurred. The Company incurred advertising costs of $32.4 million in 2011, $25.9 million in 2010 and $16.5 million in 2009.

Legal Fees. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with asset acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized as incurred in the Company’s consolidated balance sheets. The Company expensed legal fees of $16.9 million in 2011, $33.7 million in 2010 and $25.7 million in 2009.

Stock-Based Compensation. With the approval of the management development and compensation committee, consisting entirely of independent members of the Company’s board of directors, the Company has provided compensation benefits to certain of its employees in the form of stock options, restricted stock, phantom shares and SARs.

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

Income Taxes. Income taxes are accounted for in accordance with ASC 740. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. In accordance with ASC 740, the Company assesses whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial statements.

Accumulated Other Comprehensive Loss. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2011 and 2010 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation — Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).

Loss Per Share. Basic and diluted loss per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2011	2010	2009
Numerator:
Net loss	$(178,768)	$(69,368)	$(101,784)

Denominator:
Basic and diluted average shares outstanding	77,043	76,889	76,660

Basic and diluted loss per share	$(2.32)	$(.90)	$(1.33)

All outstanding stock options were excluded from the diluted loss per share calculations for the years ended November 30, 2011, 2010 and 2009 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

Recent Accounting Pronouncements. In January 2010, the FASB issued ASU 2010-06, which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for the Company in the second quarter of 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance concerns disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and IFRS. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, in December 2011, the FASB issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance concerns disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

Reclassifications.  Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2011 presentation.

Note 2.    Segment Information

As of November 30, 2011, the Company had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of November 30, 2011, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:

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

The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers. Until late June 2011, this segment also provided mortgage banking services to a significant proportion of the Company’s homebuyers indirectly through KBA Mortgage, a former unconsolidated joint venture of a subsidiary of the Company and a subsidiary of Bank of America, N.A., with each partner having had a 50% ownership interest in the venture. The Bank of America, N.A. subsidiary partner operated KBA Mortgage. The Company accounted for KBA Mortgage as an unconsolidated joint venture in the financial services reporting segment of its consolidated financial statements. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments.

During the first quarter of 2011, the Bank of America, N.A. subsidiary partner in KBA Mortgage approached the Company about exiting the unconsolidated joint venture due to the desire of Bank of America, N.A. to cease participating in joint venture structures in its business. As a result, KBA Mortgage ceased offering mortgage banking services after June 30, 2011, and the unconsolidated joint venture’s business operations were subsequently unwound. After June 30, 2011, Bank of America, N.A. processed and closed only the residential consumer mortgage loans that KBA Mortgage had originated for the Company’s homebuyers on or before June 26, 2011.

The Company entered into a marketing services agreement with MetLife Home Loans, a division of MetLife Bank, N.A., effective June 27, 2011. Under the agreement, MetLife Home Loans’ personnel, located on site at several of the Company’s new home communities, can offer (i) financing options and mortgage loan products to the Company’s homebuyers, (ii) to prequalify homebuyers for residential consumer mortgage loans, and (iii) to commence the loan origination process for homebuyers who elect to use MetLife Home Loans. The Company makes marketing materials and other information regarding MetLife Home Loans’ financing options and mortgage loan products available to its homebuyers and is compensated solely for the fair market value of these services. MetLife Home Loans and its parent company, MetLife Bank, N.A., are not affiliates of the Company or any of its subsidiaries. The Company’s homebuyers are under no obligation to use MetLife Home Loans and may select any provider of their choice to obtain mortgage financing for the purchase of a home. The Company does not have any ownership, joint venture or other interests in or with MetLife Home Loans or MetLife Bank, N.A. or with respect to the revenues or income that may be generated from MetLife Home Loans providing mortgage banking services to, or originating residential consumer mortgage loans for, the Company’s homebuyers.

MetLife Bank, N.A. recently announced that it will cease offering forward mortgage banking services as part of its business. While the Company is evaluating various options, its strategic intention is to reestablish a mortgage banking joint venture or marketing relationship with a financial institution or other mortgage banking services provider, but the Company can provide no assurance that it will be able to do so.

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

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Years Ended November 30,
	2011	2010	2009
Revenues:
West Coast	$589,387	$700,645	$812,207
Southwest	139,872	187,736	218,096
Central	369,705	436,404	434,400
Southeast	206,598	256,978	351,712

Total homebuilding revenues	1,305,562	1,581,763	1,816,415
Financial services	10,304	8,233	8,435

Total revenues	$1,315,866	$1,589,996	$1,824,850

Pretax income (loss):
West Coast	$19,639	$60,250	$(88,442)
Southwest	(108,265)	(15,802)	(48,572)
Central	(12,924)	(1,772)	(29,382)
Southeast	(37,983)	(42,801)	(78,414)
Corporate and other (a)	(67,713)	(88,386)	(85,573)

Total homebuilding loss	(207,246)	(88,511)	(330,383)
Financial services	26,078	12,143	19,199

Total pretax loss	$(181,168)	$(76,368)	$(311,184)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$68	$1,476	$(7,761)
Southwest	(55,902)	(8,631)	(15,509)
Central	—	—	506
Southeast	(5)	898	(26,851)

Total	$(55,839)	$(6,257)	$(49,615)

Inventory impairments:
West Coast	$2,598	$3,828	$44,895
Southwest	18,715	962	28,833
Central	51	348	23,891
Southeast	1,366	4,677	23,229

Total	$22,730	$9,815	$120,848

Land option contract abandonments:
West Coast	$704	$797	$32,679
Southwest	296	—	—
Central	1,310	6,511	—
Southeast	751	2,802	14,622

Total	$3,061	$10,110	$47,301

Joint venture impairments:
West Coast	$—	$—	$7,190
Southwest	53,727	—	5,426
Southeast	—	—	25,915

Total	$53,727	$—	$38,531

(a)	Corporate and other includes corporate general and administrative expenses.

	November 30,
	2011	2010
Assets:
West Coast	$995,888	$965,323
Southwest	338,586	376,234
Central	336,553	328,938
Southeast	317,308	372,611
Corporate and other	492,034	1,037,200

Total homebuilding assets	2,480,369	3,080,306
Financial services	32,173	29,443

Total assets	$2,512,542	$3,109,749

Investments in unconsolidated joint ventures:
West Coast	$38,405	$37,830
Southwest	80,194	59,191
Southeast	9,327	8,562

Total	$127,926	$105,583

Note 3.    Financial Services

The following tables present financial information relating to the Company’s financial services reporting segment (in thousands):

	Years Ended November 30,
	2011	2010	2009
Revenues
Insurance commissions	$7,188	$7,235	$7,220
Title services	1,983	992	1,184
Marketing services fees	1,125	—	—
Interest income	8	6	31

Total	10,304	8,233	8,435
Expenses
General and administrative	(3,512)	(3,119)	(3,251)

Operating income	6,792	5,114	5,184
Equity in income/gain on wind down of unconsolidated joint venture	19,286	7,029	14,015

Pretax income	$26,078	$12,143	$19,199

	November 30,
	2011	2010
Assets
Cash and cash equivalents	$3,024	$4,029
Receivables	25,495	1,607
Investment in unconsolidated joint venture	3,639	23,777
Other assets	15	30

Total assets	$32,173	$29,443

Liabilities
Accounts payable and accrued expenses	$7,494	$2,620

Total liabilities	$7,494	$2,620

In the fourth quarter of 2011, the Company received a distribution of $13.8 million and established a receivable of $23.5 million in connection with the wind down of KBA Mortgage. The Company recorded a gain of $19.8 million in the fourth quarter of 2011 that is included in equity in income/gain on wind down of unconsolidated joint venture. The receivable was collected in December 2011.

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

Note 4.    Receivables

Mortgages and notes receivable totaled $.3 million at November 30, 2011 and $40.5 million at November 30, 2010. Mortgages and notes receivable are primarily related to land sales. Interest rates on mortgages and notes receivable were 3% at November 30, 2011 and ranged from 3% to 8% at November 30, 2010. Included in mortgages and notes receivable at November 30, 2010 was a note receivable of $40.0 million on which the Company foreclosed on the underlying real estate collateral in the second quarter of 2011.

Other receivables of $65.9 million at November 30, 2011 and $67.5 million at November 30, 2010 included amounts due from municipalities and utility companies, federal and state income taxes receivable, and escrow deposits. Other receivables were net of allowances for doubtful accounts of $23.7 million in 2011 and $31.2 million in 2010.

Note 5.    Inventories

Inventories consisted of the following (in thousands):

	November 30,
	2011	2010
Homes under construction	$417,304	$363,719
Land under development	587,582	701,636
Land held for future development	726,743	631,367

Total	$1,731,629	$1,696,721

Homes under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land and land development costs. Land under development primarily consists of land, land development costs, capitalized interest and real estate taxes associated with land undergoing improvement activity. Land held for future development principally reflects land and land development costs related to land where development activity has been suspended but is expected to resume in the future. The Company may suspend development activity due to building permit moratorium or regulatory restrictions, or on large land parcels that it plans to build out over several years and/or parcels that have not yet been entitled. The Company may also defer development activity if it believes such a deferral will result in greater returns and/or maximize the economic performance of a community.

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized in construction and land costs as the related inventories are delivered to homebuyers. For those communities for which development activity has been suspended, applicable interest is expensed as incurred. The Company’s interest costs are as follows (in thousands):

	Years Ended November 30,
	2011	2010	2009
Capitalized interest at beginning of year	$249,966	$291,279	$361,619
Capitalized interest related to consolidation of previously unconsolidated joint ventures	—	9,914	—
Interest incurred (a)	112,037	122,230	119,602
Interest expensed (a)	(49,204)	(68,307)	(51,763)
Interest amortized to construction and land costs	(79,338)	(105,150)	(138,179)

Capitalized interest at end of year (b)	$233,461	$249,966	$291,279

(a)	Amounts for the year ended November 30, 2011 include a $3.6 million gain on the early extinguishment of secured debt. Amounts for the year ended November 30, 2010 include a total of $1.8 million of debt issuance costs written off in connection with the Company’s voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million and the voluntary termination of the Credit Facility effective March 31, 2010. Amounts for the year ended November 30, 2009 include losses on the early redemption of debt of $1.0 million.

(b)	Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest as impairment charges recognized are not generally allocated to specific components of inventory.

Note 6.    Inventory Impairments and Land Option Contract Abandonments

Each land parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified asset is evaluated for recoverability in accordance with ASC 360. The Company evaluated 138, 118 and 281 land parcels or communities for recoverability during the years ended November 30, 2011, 2010 and 2009, respectively. Some of the land parcels or communities evaluated during the years ended November 30, 2011, 2010 and 2009 may have been evaluated in more than one quarterly period.

When an indicator of potential impairment is identified for a land parcel or community, the Company tests the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to the Company at the time the cash flows are calculated. The undiscounted future net cash flows consider recent trends in the Company’s sales, backlog and cancellation rates. Also taken into account are the Company’s future expectations related to the following: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. With respect to the year ended November 30, 2011, these expectations reflected the Company’s experience that market conditions for its assets in inventory where impairment indicators were identified have been generally stable in 2010 and 2011, with no significant deterioration or improvement identified as to revenue and cost drivers, excluding the temporary, though significant impact of the expiration of the Tax Credit. In its inventory assessments during 2011 and 2010, the Company determined that the declines in its sales and backlog levels that it experienced in the latter half of 2010 and in the first half of 2011 did not reflect a sustained change in market conditions preventing recoverability. Rather, the Company considered that they reflected the after effects of the Tax Credit. Strategic community count reductions the Company made in select markets in prior periods to align its operations with market activity levels also contributed to the declines in sales and backlog levels. Based on this experience, and taking into account the year-over-year increase in net orders in the latter half of 2011 and the number of new home communities open for sales, and signs of stability in certain markets for new home sales, the Company’s inventory assessments as of November 30, 2011 considered an expected overall improved sales pace for 2012.

Given the inherent challenges and uncertainties in forecasting future results, the Company’s inventory assessments at the time they are made generally assume the continuation of then-current market conditions, subject to identifying information suggesting a sustained deterioration or improvement in such conditions or other significant changes. Therefore, the Company’s inventory assessments, at the time made, anticipate sales rates, average selling prices and costs to generally continue at or near then-current levels through the affected asset’s estimated remaining life. For the Company’s land held for future development, its inventory assessments also incorporate highly subjective forecasts for future performance, including the timing of development, the product to be offered, the sales rates and selling prices of the product when the community is anticipated to open for sales, and the projected costs to develop and construct the community. The Company evaluates various factors to develop its forecasts, including the availability of and demand for homes and finished lots within the marketplace; historical, current and future sales trends; and third-party data, if available. Based on these factors, the Company formulates reasonable assumptions for future performance based on its judgment. These estimates, trends and expectations used in the Company’s inventory assessments are specific to each land parcel or community and may vary among land parcels or communities.

A real estate asset is considered impaired when its carrying value is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rates used in the Company’s estimated discounted cash flows ranged from 17% to 20% during 2011 and 2010 and ranged from 12% to 21% during 2009. These discount rates and related discounted cash flows are impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.

Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $22.7 million in 2011 associated with 12 land parcels or communities with a post-impairment fair value of $34.0 million. These charges included an $18.1 million adjustment to the fair value of real estate collateral in the Company’s Southwest homebuilding reporting segment that the Company recorded upon the foreclosure of a note receivable in 2011. In 2010, the Company recognized $9.8 million of pretax, noncash inventory impairment charges associated with eight land parcels or communities with a post-impairment fair value of $11.6 million. In 2009, the Company recognized pretax, noncash inventory impairment charges of $120.8 million associated with 61 land parcels or communities with a post-impairment fair value of $129.0 million. The inventory impairments the Company recorded during 2011, 2010 and 2009 reflected declining asset values in certain markets due to unfavorable economic and competitive conditions. In some cases, the Company has recognized impairment charges for particular land parcels or communities in multiple years.

As of November 30, 2011, the aggregate carrying value of the Company’s inventory that had been impacted by pretax, noncash inventory impairment charges was $338.5 million, representing 53 land parcels or communities. As of November 30, 2010, the aggregate carrying value of the Company’s inventory that had been impacted by pretax, noncash inventory impairment charges was $418.5 million, representing 72 land parcels or communities.

The Company’s inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet the Company’s internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in its marketing strategy, the Company writes off the related inventory costs, including non-refundable deposits and pre-acquisition costs. Based on the results of its assessments, the Company recognized pretax, noncash land option contract abandonment charges of $3.1 million corresponding to 830 lots in 2011, $10.1 million corresponding to 1,007 lots in 2010, and $47.3 million corresponding to 1,362 lots in 2009. Inventory impairment and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.

The estimated remaining life of each land parcel or community in the Company’s inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future sales and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, the Company estimates its inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and expected delivery timelines, the Company expects to realize, on an overall basis, the majority of its current inventory balance in three to five years.

Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of the Company’s inventory assets and the realization of its inventory balances, it is possible that actual results could differ substantially from those estimated.

Note 7.    Fair Value Disclosures

ASC 820 defines fair value, provides a framework for measuring the fair value of assets and liabilities under GAAP, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that the carrying value may not be recoverable. The following table presents the Company’s assets measured at fair value on a nonrecurring basis (in thousands):

	Fair Value
Description	Hierarchy	November 30, 2011 (a)	November 30, 2010 (a)
Long-lived assets held and used	Level 2	$75	$—
Long-lived assets held and used	Level 3	33,947	11,570

Total		$34,022	$11,570

(a)	Amount represents the aggregate fair values for land parcels or communities for which the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these land parcels and communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying value of $56.7 million were written down to their fair value of $34.0 million during the year ended November 30, 2011, resulting in noncash inventory impairment charges of $22.7 million. Long-lived assets held and used with a carrying value of $21.4 million were written down to their fair value of $11.6 million during the year ended November 30, 2010.

The fair values for the Company’s long-lived assets held and used that were determined using Level 2 inputs were based on an executed contract. The fair values for the Company’s long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discount rates and related discounted cash flows were impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors were specific to each land parcel or community and may have varied among land parcels or communities.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values (in thousands):

	November 30,
	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes due 2011 at 6 3/8%	$—	$—	$99,916	$101,500
Senior notes due 2014 at 5 3/4%	249,647	232,500	249,498	246,250
Senior notes due 2015 at 5 7/8%	299,273	270,000	299,068	289,500
Senior notes due 2015 at 6 1/4%	449,795	401,625	449,745	435,375
Senior notes due 2017 at 9.1%	260,865	235,519	260,352	279,575
Senior notes due 2018 at 7 1/4%	299,007	251,625	298,893	286,500

The fair values of the Company’s senior notes are estimated based on quoted market prices. The Company repaid the remaining $100.0 million in aggregate principal amount of the $350 Million Senior Notes at their August 15, 2011 maturity.

The carrying amounts reported for cash and cash equivalents, restricted cash, mortgages and notes receivable, and mortgages and land contracts due to land sellers and other loans approximate fair values.

Note 8.    Variable Interest Entities

The Company participates in joint ventures from time to time that conduct land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary. All of the Company’s joint ventures at November 30, 2011 and 2010 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

In the ordinary course of its business, the Company enters into land option contracts and other similar contracts to procure rights to land parcels for the construction of homes. The use of such land option contracts and other similar contracts generally allows the Company to reduce the market risks associated with direct land ownership and development, and to reduce the Company’s capital and financial commitments, including interest and other carrying costs. Under such contracts, the Company typically pays a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for the Company, with the land seller being identified as a VIE.

In compliance with ASC 810, the Company analyzes its land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of November 30, 2011 and 2010 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option contracts and other similar contracts.

As of November 30, 2011, the Company had cash deposits totaling $8.1 million associated with land option contracts and other similar contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $122.1 million, and had cash deposits totaling $12.8 million associated with land option contracts and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $223.0 million. As of November 30, 2010, the Company had cash deposits totaling $2.6 million associated with land option contracts and other similar contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $86.1 million, and had cash deposits totaling $12.2 million associated with land option contracts and other similar contracts that the Company determined were not VIEs having an aggregate purchase price of $274.3 million.

The Company’s exposure to loss related to its land option contracts and other similar contracts with third parties and unconsolidated entities consisted of its cash deposits, which totaled $20.9 million at November 30, 2011 and $14.8 million at November 30, 2010, and are included in inventories in the Company’s consolidated balance sheets. In addition, the Company had outstanding letters of credit of $1.7 million at November 30, 2011 and $4.2 million at November 30, 2010 in lieu of cash deposits under certain land option contracts or other similar contracts.

The Company also evaluates its land option contracts and other similar contracts for financing arrangements in accordance with ASC 470, and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in its consolidated balance sheets by $23.9 million at November 30, 2011 and $15.5 million at November 30, 2010.

Note 9.    Investments in Unconsolidated Joint Ventures

The Company has investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where the Company’s homebuilding operations are located. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. The Company enters into these unconsolidated joint ventures primarily to reduce or share market and development risks and to increase the number of its owned and controlled homesites. In some instances, participating in unconsolidated joint ventures has enabled the Company to acquire and develop land that it might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While the Company considers its participation in unconsolidated joint ventures as potentially beneficial to its homebuilding activities, it does not view such participation as essential and has unwound its participation in a number of these unconsolidated joint ventures in the past few years.

The Company typically has obtained rights to purchase portions of the land held by the unconsolidated joint ventures in which it participates. When an unconsolidated joint venture sells land to the Company’s homebuilding operations, the Company defers recognition of its share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.

The Company and its unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis equal to their respective equity interests. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related governing documents.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. The Company shares in profits and losses of these unconsolidated joint ventures generally in accordance with its respective equity interests. In some instances, the Company recognizes profits and losses related to its investment in an unconsolidated joint venture that differ from its equity interest in the unconsolidated joint venture. This may arise from impairments recognized by the Company related to its investment that differ from the recognition of impairments by the unconsolidated joint venture with respect to the unconsolidated joint venture’s assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items.

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $53.7 million in 2011 and $38.5 million in 2009. There were no such impairment charges in 2010. In 2011, the impairment charge reflected the write off of the Company’s remaining investment in South Edge. The Company wrote off its remaining investment in South Edge following a court decision in the first quarter of 2011. Due to a bankruptcy-court approved disposition of the land previously owned by South Edge, pursuant to the South Edge Plan, to Inspirada Builders, LLC in the fourth quarter of 2011, South Edge had no assets or liabilities at November 30, 2011.

The following table presents information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2011	2010	2009
Revenues	$230	$122,200	$60,790
Construction and land costs	(54)	(120,010)	(117,255)
Other expenses, net	(4,506)	(19,362)	(46,432)

Loss	$(4,330)	$(17,172)	$(102,897)

The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	November 30,
	2011	2010
Assets
Cash	$8,923	$14,947
Receivables	19,503	147,025
Inventories	368,306	575,632
Other assets	151	51,755

Total assets	$396,883	$789,359

Liabilities and equity
Accounts payable and other liabilities	$96,981	$113,478
Mortgages and notes payable	—	327,856
Equity	299,902	348,025

Total liabilities and equity	$396,883	$789,359

The following tables present information relating to the Company’s investments in unconsolidated joint ventures and the outstanding debt of unconsolidated joint ventures as of the dates specified (dollars in thousands):

	November 30,
	2011	2010
Number of investments in unconsolidated joint ventures:
South Edge (a)	—	1
Other (b)	8	9

Total	8	10

Investments in unconsolidated joint ventures:
South Edge (a)	$—	$55,269
Other (b)	127,926	50,314

Total	$127,926	$105,583

Outstanding debt of unconsolidated joint ventures:
South Edge (a)	$—	$327,856

(a)	During the first quarter of 2011, the Company wrote off its remaining investment in South Edge. The Company also recorded an estimate of the probable net payment obligation it would pay to the Administrative Agent (on behalf of the South Edge lenders) related to the Springing Guaranty. The Company updated its estimate in each subsequent quarter of 2011, and paid its obligation in the fourth quarter of 2011 in connection with the South Edge Plan. Therefore, data related to South Edge is not reflected in the table as of November 30, 2011.

(b)	The Company’s investments in unconsolidated joint ventures as of November 30, 2011 includes Inspirada Builders, LLC. The Company’s investment of $75.5 million in this unconsolidated joint venture consists of $75.2 million, the estimated fair value as of November 30, 2011 of the Company’s share of the land the venture holds, and a $.3 million initial capital contribution to fund the venture’s operations.

The Company’s unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements. To finance their respective land acquisition and development activities, certain of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. None of the Company’s unconsolidated joint ventures had outstanding debt at November 30, 2011. Of the Company’s unconsolidated joint ventures at November 30, 2010, only South Edge had outstanding debt, which was secured by a lien on South Edge’s assets, with a principal balance of $327.9 million.

In certain instances, the Company and/or its partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guarantees to the unconsolidated joint venture’s lenders. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. The Company’s potential responsibility under its completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty generally refers to the payment of losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project. The Company does not believe it currently has exposure with respect to any of its completion or carve-out guarantees.

In addition to completion and carve-out guarantees, the Company provided the Springing Guaranty to the Administrative Agent in connection with secured loans made to South Edge. On February 3, 2011, a bankruptcy court entered an order for relief on the Petition filed against South Edge and appointed a Chapter 11 trustee for South Edge. Although the Company believed that there were potential offsets or defenses to prevent or minimize the enforcement of the Springing Guaranty, as a result of the February 3, 2011 order for relief on the Petition, the Company considered it probable, based on the terms of the Springing Guaranty, that it became responsible to pay certain amounts to the Administrative Agent related to the Springing Guaranty. Therefore, beginning in the first quarter of 2011, the Company’s consolidated financial statements reflected a net payment obligation, representing the Company’s estimate of the probable amount that it would pay to the Administrative Agent (on behalf of the South Edge lenders) related to the Springing Guaranty and to pay for certain fees, expenses and charges and for certain allowed general unsecured claims in the South Edge bankruptcy case. This estimate was evaluated at the end of each subsequent quarterly period and updated to reflect the Company’s belief of its probable net payment obligation at the time. In connection with the South Edge Plan and the resolution of other matters surrounding South Edge, the Company made payments of $251.9 million in the fourth quarter of 2011, including a payment to the Administrative Agent, which satisfied the respective liens of the Administrative Agent and most of the South Edge lenders on the land South Edge owned. As a result of consummating the South Edge Plan and (a) taking into account accruals the Company had previously established through inventory impairments with respect to the Company’s estimated losses related to its share of the land previously owned by South Edge anticipated to be acquired in connection with the South Edge Plan and (b) factoring in an offset for the estimated fair value of such South Edge land (as discussed below), the Company recognized a loss on loan guaranty charge of $30.8 million in its consolidated statements of operations for the year ended November 30, 2011. This charge was in addition to the joint venture impairment charge of $53.7 million that the Company recognized in 2011 to write off its remaining investment in South Edge.

Based on the terms of the South Edge Plan, the land previously owned by South Edge, including the Company’s share that consists of approximately 600 developable acres, was acquired by Inspirada Builders, LLC. The Company estimated the fair value of its share of the land to be $75.2 million at November 30, 2011. The Company calculated this estimated fair value using a present value methodology and assumed that it would develop the land, build and sell homes on most of the land, and sell the remainder of the developed land. This fair value estimate at November 30, 2011 reflected the Company’s expectations of the price it would receive for its share of the land in the land’s then-current state in an orderly (not a forced) transaction under then-prevailing market conditions. The Company’s fair value estimate was corroborated by a third-party appraisal conducted in the fourth quarter of 2011.

The Company’s fair value estimate reflected judgments and key assumptions concerning (a) housing market supply and demand conditions, including estimates of average selling prices; (b) estimates of potential future home sales and cancellation rates; (c) anticipated entitlements and development plans for the land; (d) anticipated land development, construction and overhead costs to be incurred; and (e) a risk-free rate of return and an expected risk premium, in each case in relation to an expected 15-year life for the project.

Among the key assumptions used in the present value methodology were the anticipated appreciation in revenues and costs over the expected life of the project. For revenues, the Company applied an annual appreciation factor of 5% to the average selling prices, based on current market activity, for its homes to be delivered at the project to estimate the average selling prices of homes expected to be sold during the relevant 15-year period. This appreciation factor reflected the following considerations: that average selling prices in the southern Nevada market will increase over the period within a range of long-term historical trends; that average selling prices will rebound from the current depressed levels; that negative media coverage of the bankruptcy process and of other legal and development matters involving South Edge have depressed selling prices at the project relative to the Company’s experience at communities located nearby; that the project is a premium master planned community in the land-constrained southern Nevada market, factors that are anticipated to increase the average selling prices of homes at the project at a rate greater than other homes in the area over the life of the project; and that the nature of the project in the southern Nevada market and the size of the Company’s share of the South Edge land can be leveraged to effectively manage home sales and pricing strategies to maximize revenues and profits. The following appreciation considerations were applied to costs: a factor of 10% was applied to the cost estimates for the development work expected to be completed over the life of the project, representing the potential cost increases and other uncertainties inherent in estimating development costs; and a factor of 1% was applied to home construction costs for anticipated inflation of such costs, taking into account historical trends and current market conditions. In addition, incremental increases in overhead costs that would be incurred in connection with the sale of each home were assessed as a function of the 5% appreciation factor applied to the average selling prices. These revenue and cost appreciation factors were determined using judgment and assumptions believed to be appropriate based on the information known to the Company at the time. Due to the judgment and assumptions applied in the fair value estimation process at November 30, 2011, it is possible that actual results could differ substantially from those estimated.

The Company believes that it will realize the value of its share of the land previously owned by South Edge and anticipates that it will acquire its share of the land from Inspirada Builders, LLC through a future distribution of the land.

Note 10.    Other Assets

Other assets consisted of the following (in thousands):

	November 30,
	2011	2010
Operating properties, net (a)	$—	$71,938
Cash surrender value of insurance contracts	59,718	59,103
Property and equipment, net	7,801	9,596
Debt issuance costs	4,219	5,254
Prepaid expenses	2,214	3,033
Net deferred tax assets	1,152	1,152

Total	$75,104	$150,076

(a)	On December 16, 2010, the Company sold a multi-level residential building the Company operated as a rental property for net proceeds of $80.6 million and recognized a gain of $8.8 million on the sale, which was recorded as a component of selling, general and administrative expenses in the consolidated statements of operations.

Note 11.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2011	2010
Construction defect and other litigation liabilities	$101,017	$124,853
Employee compensation and related benefits	76,960	76,477
Warranty liability	67,693	93,988
Accrued interest payable	43,129	42,963
Liabilities related to inventory not owned	23,903	15,549
Real estate and business taxes	10,770	8,220
Other	50,934	104,455

Total	$374,406	$466,505

Note 12.    Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands, interest rates are as of November 30):

	November 30,
	2011	2010
Mortgages and land contracts due to land sellers and other loans (6% to 7% in 2011 and 3% to 7% in 2010)	$24,984	$118,057
Senior notes due 2011 at 6 3/8%	—	99,916
Senior notes due 2014 at 5 3/4%	249,647	249,498
Senior notes due 2015 at 5 7/8%	299,273	299,068
Senior notes due 2015 at 6 1/4%	449,795	449,745
Senior notes due 2017 at 9.1%	260,865	260,352
Senior notes due 2018 at 7 1/4%	299,007	298,893

Total	$1,583,571	$1,775,529

During 2011, the Company repaid debt that was secured by a multi-level residential building the Company operated as a rental property, which the Company sold during the year. As the secured debt was repaid at a discount prior to its scheduled maturity, the Company recognized a gain of $3.6 million on the early extinguishment of secured debt in 2011.

Following its voluntary termination of the Credit Facility effective March 31, 2010, the Company entered into the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating its business. As of November 30, 2011 and 2010, $63.8 million and $87.5 million, respectively, of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require the Company to deposit and maintain cash with the issuing financial institutions as collateral for its letters of credit outstanding. As of November 30, 2011 and 2010, the amount of cash maintained for the LOC Facilities totaled $64.5 million and $88.7 million, respectively, and was included in restricted cash on the Company’s consolidated balance sheets as of those dates. The Company may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.

The indenture governing the Company’s senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike the Company’s other senior notes, the terms governing the Company’s $265 Million Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.

As of November 30, 2011, the Company was in compliance with the applicable terms of all of its covenants under the Company’s senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to secure future debt financing may depend in part on its ability to remain in such compliance.

On September 20, 2011, the Company filed the 2011 Shelf Registration with the SEC, registering debt and equity securities that it may issue from time to time in amounts to be determined. The 2011 Shelf Registration replaced the Company’s previously effective shelf registration statement filed with the SEC on October 17, 2008 (the “2008 Shelf Registration”). The Company has not issued any securities under the 2011 Shelf Registration, but it intends to offer senior unsecured debt securities under the 2011 Shelf Registration in connection with the 2014 Note Tender Offer and/or the 2015 Note Tender Offers.

On June 30, 2004, the Company issued the $350 Million Senior Notes at 99.3% of the principal amount of the notes in a private placement. The $350 Million Senior Notes, which were due August 15, 2011, with interest payable semi-annually, represented senior unsecured obligations of the Company and ranked equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. On December 3, 2004, the Company exchanged all of the privately placed $350 Million Senior Notes for notes that were substantially identical except that the new $350 Million Senior Notes were registered under the Securities Act of 1933. The $350 Million Senior Notes were unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis.

On July 30, 2009, the Company purchased $250.0 million in aggregate principal amount of the $350 Million Senior Notes pursuant to a tender offer simultaneous with the issuance of the $265 Million Senior Notes. The total consideration paid to purchase the notes was $252.5 million. The Company incurred a loss of $3.7 million in the third quarter of 2009 related to the early redemption of debt due to the tender offer premium and the unamortized original issue discount. This loss, which was included in interest expense in the consolidated statements of operations, was partly offset by a gain of $2.7 million on the early extinguishment of mortgages and land contracts due to land sellers and other loans.

On August 15, 2011, the Company repaid the remaining $100.0 million in aggregate principal amount of the $350 Million Senior Notes at their maturity.

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

On December 15, 2004, pursuant to the shelf registration statement filed with the SEC on November 12, 2004 (the “2004 Shelf Registration”), the Company issued $300.0 million of 5 7/8% senior notes due 2015 (the “$300 Million 5 7/8% Senior Notes”) at 99.357% of the principal amount of the notes. The $300 Million 5 7/8% Senior Notes, which are due January 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million 5 7/8% Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis.

On June 2, 2005, pursuant to the 2004 Shelf Registration, the Company issued $450.0 million of 6 1/4% senior notes due 2015 (the “$450 Million Senior Notes”) at 100.614% of the principal amount of the notes. The $450 Million Senior Notes, which are due June 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $450 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis.

On July 30, 2009, pursuant to the 2008 Shelf Registration, the Company issued the $265 Million Senior Notes at 98.014% of the principal amount of the notes. The $265 Million Senior Notes, which are due on September 15, 2017, with interest payable semiannually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $265 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. If a change in control occurs as defined in the instruments governing the $265 Million Senior Notes, the Company would be required to offer to purchase the $265 Million Senior Notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used substantially all of the net proceeds from the issuance of the $265 Million Senior Notes to purchase, pursuant to a simultaneous tender offer, $250.0 million in aggregate principal amount of the $350 Million Senior Notes.

On April 3, 2006, pursuant to the 2004 Shelf Registration, the Company issued $300.0 million of 7 1/4% senior notes due 2018 (the “$300 Million 7 1/4% Senior Notes”) at 99.486% of the principal amount of the notes. The $300 Million 7 1/4% Senior Notes, which are due June 15, 2018, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million 7 1/4% Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis.

Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2012 — $25.0 million; 2013 — $0; 2014 — $249.6 million; 2015 — $749.1 million; 2016 — $0; and thereafter — $559.9 million.

Assets (primarily inventories) having a carrying value of $62.3 million as of November 30, 2011 are pledged to collateralize mortgages and land contracts due to land sellers and other loans.

Note 13.    Commitments and Contingencies

Commitments and contingencies include typical obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business.

Warranty. The Company provides a limited warranty on all of its homes. The specific terms and conditions of these limited warranties vary depending upon the market in which the Company does business. The Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. The Company’s primary assumption in estimating the amounts it accrues for warranty costs is that historical claims experience is a strong indicator of future claims experience. The Company periodically assesses the adequacy of its recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjusts the amounts as necessary based on its assessment. The Company’s assessment includes the review of its actual warranty costs incurred to identify trends and changes in its warranty claims experience, and considers the Company’s construction quality and customer service initiatives and outside events. While the Company believes the warranty liability reflected in its consolidated balance sheets to be adequate, unanticipated changes in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on its actual warranty costs in the future and such amounts could differ from the Company’s estimates.

The changes in the Company’s warranty liability are as follows (in thousands):

	Years Ended November 30,
	2011	2010	2009
Balance at beginning of year	$93,988	$135,749	$145,369
Warranties issued	4,852	5,173	6,846
Payments	(25,024)	(44,973)	(24,690)
Adjustments	(6,123)	(1,961)	8,224

Balance at end of year	$67,693	$93,988	$135,749

The Company’s warranty adjustments for the year ended November 30, 2011 include $7.4 million of adjustments that were recorded as reductions to construction and land costs in the consolidated statements of operations, and mainly resulted from the Company’s assessment of trends in its overall warranty claims experience on homes previously delivered. In addition, for the year ended November 30, 2009, the Company incurred a charge of $5.7 million associated with the repair of allegedly defective drywall.

The Company’s overall warranty liability of $67.7 million at November 30, 2011 included $4.8 million for estimated remaining repair costs associated with 87 homes that have been identified as containing or suspected of containing allegedly defective drywall manufactured in China. These homes are located in Florida and were primarily delivered in 2006 and 2007. The Company’s overall warranty liability of $94.0 million at November 30, 2010 included $11.3 million for estimated remaining repair costs associated with 296 such identified affected homes, and its overall warranty liability of $135.7 million at November 30, 2009 included $14.4 million for estimated remaining repair costs associated with 229 such identified affected homes. The decreases in the liability for estimated repair costs associated with identified affected homes during the years ended November 30, 2011 and 2010 reflected the lower number of identified affected homes with unresolved repairs at each date compared to the previous year. During the years ended November 30, 2011, 2010 and 2009, repairs were resolved on 239, 141 and zero identified affected homes, respectively, and the Company identified 30, 208 and 229 additional affected homes, respectively. For these purposes, the Company considers repairs for identified affected homes to be “resolved” when all repairs are complete and all repair costs are fully paid. Repairs for identified affected homes are considered “unresolved” if repairs are not complete and/or there are repair costs remaining to be paid.

The drywall used in the construction of the Company’s homes is purchased and installed by subcontractors. The Company’s subcontractors obtained drywall material from multiple domestic and foreign sources through late 2008. In late 2008, the Company directed its subcontractors to obtain only domestically sourced drywall. The Company has identified homes that contain or may contain allegedly defective drywall manufactured in China primarily by responding to homeowner-initiated warranty claims or customer service questions regarding such material or regarding conditions or items in a home that may be affected by such material. Additionally, in certain communities where there had been a high number of affected homes identified through the warranty/customer service process, the Company proactively undertook community-wide reviews that identified more affected homes. The Company completed all such community-wide reviews at the end of May 2011. The Company’s customer service personnel or, in some instances, third-party consultants handled these matters. Because of the testing process required to determine the origin of drywall material obtained before December 2008, the source of drywall for homes that have not been the subject of a customer service/warranty request or community-wide review is unknown. As a result, the Company is unable to readily identify the total number of homes that may contain the allegedly defective drywall material manufactured in China.

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

During the years ended November 30, 2011, 2010 and 2009, the Company paid $13.7 million, $25.5 million and $1.3 million, respectively, to repair identified affected homes, and estimated its additional repair costs with respect to the newly identified affected homes to be $7.1 million, $22.4 million and $15.7 million, respectively. Since first identifying affected homes in 2009, the Company has identified a total of 467 affected homes and has resolved repairs on 380 of those homes through November 30, 2011. As of November 30, 2011, the Company has paid $40.5 million of the total estimated repair costs of $45.3 million associated with the identified affected homes.

In assessing its overall warranty liability, the Company evaluates the costs related to identified homes affected by the allegedly defective drywall material and other home warranty-related items on a combined basis. While the Company has considered the repair costs related to the identified affected homes in conjunction with its quarterly assessments of its overall warranty liability since the third quarter of 2009, the Company has experienced favorable trends in its actual warranty costs incurred with respect to other home warranty-related items. These favorable trends reflect the Company’s ongoing focus on construction quality and customer service, among other things. Based on its assessments, the Company determined that its overall warranty liability at each reporting date was sufficient with respect to the Company’s then-estimated remaining repair costs associated with identified affected homes and its overall warranty obligations on homes delivered. In light of these assessments, the Company did not incur charges in its consolidated statements of operations for the years ended November 30, 2011 or 2010 with respect to repair costs associated with the identified affected homes. Additionally, based on the trends in the Company’s actual warranty costs incurred, the Company’s assessments in 2011 resulted in the recording of warranty adjustments of $7.4 million as reductions to construction and land costs. The overall warranty liability has decreased since 2009 in part because of the payments the Company has made to resolve repairs on identified affected homes and in part due to the decrease in the number of homes the Company has delivered over the past several years.

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

As of November 30, 2011, the Company has been named as a defendant in 11 lawsuits relating to the allegedly defective drywall material, and it may in the future be subject to other similar litigation or claims that could cause the Company to incur significant costs. Given the preliminary stages of the proceedings, the Company has not concluded whether the outcome of any of these lawsuits will be material to its consolidated financial statements.

The Company intends to seek and is undertaking efforts, including legal proceedings, to obtain reimbursement from various sources for the costs it has incurred or expects to incur to investigate and complete repairs and to defend itself in litigation associated with this drywall material. The Company has not recorded any amounts for potential future recoveries as of November 30, 2011.

Guarantees. In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales and land sales that may be affected by Accounting Standards Codification Topic No. 460, “Guarantees.” Based on historical evidence, the Company does not believe any of these representations, warranties or guarantees would be material to its consolidated financial statements.

Insurance. The Company has, and requires the majority of its subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the estimated costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses that are above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $94.9 million at November 30, 2011 and $95.7 million at November 30, 2010. These amounts are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company’s expenses associated with self-insurance totaled $7.2 million in 2011, $7.4 million in 2010 and $9.8 million in 2009. These expenses were largely offset by contributions from subcontractors participating in the wrap-up policy.

Performance Bonds and Letters of Credit. The Company is often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of its projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of its unconsolidated joint ventures. At November 30, 2011, the Company had $361.6 million of performance bonds and $63.8 million of letters of credit outstanding. At November 30, 2010, the Company had $414.3 million of performance bonds and $87.5 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. The Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligation is completed.

Land Option Contracts. In the ordinary course of business, the Company enters into land option contracts and other similar contracts to procure rights to land parcels for the construction of homes. At November 30, 2011, the Company had total deposits of $22.6 million, comprised of $20.9 million of cash deposits and $1.7 million of letters of credit, to purchase land having an aggregate purchase price of $345.1 million. The Company’s land option contracts and other similar contracts generally do not contain provisions requiring the Company’s specific performance.

Leases. The Company leases certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year, are as follows: 2012 — $7.0 million; 2013 — $6.2 million; 2014 — $4.5 million; 2015 — $2.3 million; 2016 — $.2 million; and thereafter — $0. Rental expense on these operating leases was $6.7 million in 2011, $8.5 million in 2010 and $10.3 million in 2009.

Note 14.    Legal Matters

Nevada Development Contract Litigation. On November 4, 2011, the Eighth Judicial District Court, Clark County, Nevada set for trial a consolidated action against KB Nevada, in a case entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et. al. v. KB HOME Nevada Inc. In 2007, LVDA agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex. KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleges that KB Nevada breached the development agreement, and also alleges that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs seek rescission of the agreements or a rescissory measure of damages or, in the alternative, the Claimed Damages. KB Nevada denies the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. While the ultimate outcome is uncertain — the Company believes it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages and could be material to its consolidated financial statements — KB Nevada believes it will be successful in defending against the plaintiffs’ claims and that the plaintiffs will not be awarded rescission or damages. The trial is currently set for September 2012.

Southern California Project Development Case. On December 27, 2011, the jury in a case entitled KB HOME Coastal Inc. et al. adv. Estancia Coastal, returned a verdict against KB HOME Coastal Inc., a wholly owned subsidiary, and the Company for $9.8 million, excluding legal fees and interest. The case related to a land option contract and a construction agreement between KB HOME Coastal Inc. and the plaintiff. Based on pre-trial analysis, the verdict was not expected, and KB HOME Coastal Inc. and the Company intend to file a motion for judgment notwithstanding the verdict and a motion for a new trial, ahead of a possible appeal of what they believe was an incorrect result. While the ultimate outcome is uncertain, KB HOME Coastal Inc. and the Company believe they will be successful in resolving the matter for an amount less than the jury’s verdict. The ultimate loss for this matter is estimated to range from $4 million to $12 million, including legal fees and interest. In accordance with Accounting Standards Codification Topic No. 450, “Contingencies,” as no amount in that range appears to be a better estimate than any other amount, the Company’s consolidated financial statements at November 30, 2011 included an accrual of $4.0 million for this matter. However, it is reasonably possible that the loss could exceed the amount accrued within the estimated range described above.

In addition to the specific proceedings described above, the Company is involved in other litigation and regulatory proceedings incidental to its business that are in various procedural stages. The Company believes that the accruals it has recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2011, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on the Company’s consolidated financial statements. The Company evaluates its accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjusts them to reflect (i) the facts and circumstances known to the Company at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on its experience, the Company believes that the amounts that may be claimed or alleged against it in these proceedings are not a meaningful indicator of its potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses the Company may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to the Company’s consolidated financial statements.

Note 15.    Income Taxes

The components of income tax benefit (expense) in the consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2011
Current	$2,600	$(200)	$2,400
Deferred	—	—	—

Income tax benefit (expense)	$2,600	$(200)	$2,400

2010
Current	$6,500	$500	$7,000
Deferred	—	—	—

Income tax benefit	$6,500	$500	$7,000

2009
Current	$207,900	$1,500	$209,400
Deferred	—	—	—

Income tax benefit	$207,900	$1,500	$209,400

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2011	2010
Deferred tax liabilities:
Capitalized expenses	$98,677	$106,800
State taxes	61,550	56,915
Other	190	177

Total	$160,417	$163,892

Deferred tax assets:
Inventory impairments and land option contract abandonments	$219,457	$275,640
2011, 2010, 2009 and 2008 NOLs	412,901	277,089
Warranty, legal and other accruals	61,189	103,359
Employee benefits	57,699	51,335
Partnerships and joint ventures	83,693	49,339
Depreciation and amortization	13,577	22,830
Capitalized expenses	6,233	5,927
Tax credits	151,300	145,643
Deferred income	830	1,219
Other	2,517	3,743

Total	1,009,396	936,124
Valuation allowance	(847,827)	(771,080)

Total	161,569	165,044

Net deferred tax assets	$1,152	$1,152

The income tax benefit computed at the statutory United States federal income tax rate and the income tax benefit provided in the consolidated statements of operations differ as follows (in thousands):

	Years Ended November 30,
	2011	2010	2009
Income tax benefit computed at statutory rate	$63,397	$26,729	$108,914
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	4,691	4,010	11,079
Reserve and deferred income	(1,161)	1,204	(11,075)
Capitalized expenses	(3,589)	—	—
Basis in joint ventures	4,401	13,729	(3,336)
NOLs reconciliation	715	(24,749)	(36,941)
Recognition of federal tax benefits	2,600	1,621	16,411
Tax credits	5,477	5,384	203
Valuation allowance for deferred tax assets	(76,747)	(21,115)	128,813
Other, net	2,616	187	(4,668)

Income tax benefit	$2,400	$7,000	$209,400

The Company recognized income tax benefits of $2.4 million in 2011, $7.0 million in 2010 and $209.4 million in 2009. The income tax benefit in 2011 reflected the reversal of a $2.6 million liability for unrecognized tax benefits due to the status of federal and state tax audits. The income tax benefit in 2010 reflected the recognition of a $5.4 million federal income tax benefit from an additional carryback of the Company’s 2009 NOLs to offset earnings the Company generated in 2004 and 2005, and the reversal of a $1.6 million liability for unrecognized tax benefits due to the status of federal and state tax audits. The income tax benefit in 2009 resulted primarily from the recognition of a $190.7 million federal income tax benefit based on the carryback of the Company’s 2009 NOLs to offset earnings the Company generated in 2004 and 2005, and the reversal of a $16.3 million liability for unrecognized federal and state tax benefits due to the status of federal and state tax audits. Due to the effects of its deferred tax asset valuation allowances, carrybacks of its NOLs, and changes in its unrecognized tax benefits, the Company’s effective tax rates in 2011, 2010 and 2009 are not meaningful items as the Company’s income tax amounts are not directly correlated to the amount of its pretax losses for those periods.

In accordance with ASC 740, the Company evaluates its deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. During 2011, the Company recorded a valuation allowance of $76.7 million against net deferred tax assets generated from the loss for the year. During 2010, the Company recorded a net increase of $21.1 million to the valuation allowance against net deferred tax assets, reflecting a $26.6 million valuation allowance recorded against the net deferred tax assets generated from the loss for the year that was partially offset by the $5.4 million federal income tax benefit from the additional carryback of the Company’s 2009 NOLs.

During 2009, the Company recognized a net decrease of $128.8 million in the valuation allowance, reflecting the net impact of a $67.5 million increase in the valuation allowance recorded during the first nine months of 2009 that was more than offset by a decrease in the valuation allowance of $196.3 million, primarily due to the benefit derived from the carryback of its 2009 NOLs. The decrease in the valuation allowance was reflected as a noncash income tax benefit of $130.7 million and a noncash charge of $1.9 million to accumulated other comprehensive loss.

The majority of the tax benefits associated with the Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. The federal NOL carryforwards, if not utilized, will begin to expire in 2030, and the various state NOLs will expire within the next two to 20 years. In addition, some of the Company’s tax credits, if not utilized, will expire within five to 20 years.

The Company’s net deferred tax assets totaled $1.1 million at both November 30, 2011 and 2010. The deferred tax asset valuation allowance increased to $847.8 million at November 30, 2011 from $771.1 million at November 30, 2010, reflecting the net impact of the $76.7 million valuation allowance recorded in 2011. The Company’s deferred tax assets for which it did not establish a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2007 year. To the extent the Company generates sufficient taxable income in the future to fully utilize the tax benefits of the related deferred tax assets, the Company expects its effective tax rate to decrease as the valuation allowance is reversed.

Gross unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2011	2010	2009
Balance at beginning of year	$11,308	$11,024	$18,332
Additions for tax positions related to prior years	5	1,720	4,230
Reductions for tax positions related to prior years	—	(1,183)	(270)
Reductions related to settlement	(264)	—	—
Reductions due to lapse of statute of limitations	(2,476)	—	(1,277)
Reductions due to resolution of federal and state audits	(6,674)	(253)	(9,991)

Balance at end of year	$1,899	$11,308	$11,024

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its consolidated financial statements as a component of the provision for income taxes. As of November 30, 2011, 2010 and 2009, there were $.9 million, $.9 million and $1.3 million, respectively, of unrecognized tax benefits that if recognized would affect the Company’s annual effective tax rate. The Company’s total accrued interest and penalties related to unrecognized income tax benefits was $.9 million at November 30, 2011 and $3.5 million at November 30, 2010. The Company’s liabilities for unrecognized tax benefits at November 30, 2011 and 2010 are included in accrued expenses and other liabilities in its consolidated balance sheets.

Included in the balance of gross unrecognized tax benefits at November 30, 2011 and 2010 are tax positions of $1.0 million and $7.9 million, respectively, for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to a tax authority to an earlier period.

As of November 30, 2011, the Company’s gross unrecognized tax benefits (including interest and penalties) totaled $2.8 million. The Company anticipates that these gross unrecognized tax benefits will decrease by an amount ranging from $1.0 million to $1.5 million during the 12 months from this reporting date due to various state filings associated with the resolution of a federal audit.

The fiscal years ending after 2005 remain open to federal examination and fiscal years after 2004 remain open to examination by various state taxing jurisdictions.

The benefits of the Company’s NOLs, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Section 382. Based on the Company’s analysis performed as of November 30, 2011, the Company does not believe that it has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.

Note 16.    Stockholders’ Equity

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

Common Stock. As of November 30, 2011, the Company was authorized to repurchase four million shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any of its common stock under this program in 2011, 2010 or 2009. The Company has not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of the Company’s board of directors.

During 2011, 2010 and 2009, the Company’s board of directors declared four quarterly dividends of $.0625 per share of common stock that were also paid during those years.

Treasury Stock. The Company did not acquire any shares of its common stock in 2011. The Company acquired $.4 million of its common stock in 2010 and $.6 million in 2009, which were previously issued shares delivered to the Company by employees to satisfy their withholding tax obligations on the vesting of restricted stock awards or forfeitures of previous restricted stock awards. Treasury stock is recorded at cost. Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital. These transactions are not considered repurchases under the share repurchase program.

Note 17.    Employee Benefit and Stock Plans

Most of the Company’s employees are eligible to participate in the KB Home 401(k) Savings Plan (the “401(k) Plan”) under which contributions by employees are partially matched by the Company. The aggregate cost of the 401(k) Plan to the Company was $2.8 million in 2011, $3.2 million in 2010 and $3.2 million in 2009. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. A fund consisting of the Company’s common stock is one of the investment choices available to participants. As of November 30, 2011, 2010 and 2009, approximately 4%, 5% and 6%, respectively, of the 401(k) Plan’s net assets were invested in the fund consisting of the Company’s common stock.

At the Company’s Annual Meeting of Stockholders held on April 1, 2010, the Company’s stockholders approved the KB Home 2010 Equity Incentive Plan (the “2010 Plan”), authorizing, among other things, the issuance of up to 3,500,000 shares of the Company’s common stock for grants of stock-based awards to employees, non-employee directors and consultants of the Company. This pool of shares includes all of the shares that were available for grant as of April 1, 2010 under the Company’s 2001 Stock Incentive Plan, under which no new awards may be made. Accordingly, as of April 1, 2010, the 2010 Plan became the Company’s only active equity compensation plan. Under the 2010 Plan, grants of stock options and other similar awards reduce the 2010 Plan’s share capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the 2010 Plan’s share capacity on a 1.78-for-1 basis. In addition, subject to the 2010 Plan’s terms and conditions, a stock-based award may also be granted under the 2010 Plan to replace an outstanding award granted under another Company plan (subject to the terms of such other plan) with terms substantially identical to those of the award being replaced.

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

Stock Options. Stock option transactions are summarized as follows:

	Years Ended November 30,
	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	8,798,613	$24.19	5,711,701	$27.39	7,847,402	$30.11
Granted	1,716,000	6.36	3,572,237	18.71	1,403,141	15.44
Exercised	—	—	(28,281)	13.00	—	—
Cancelled	(354,217)	21.47	(457,044)	22.05	(3,538,842)	28.69

Options outstanding at end of year	10,160,396	$21.27	8,798,613	$24.19	5,711,701	$27.39

Options exercisable at end of year	7,142,568	$26.43	6,146,605	$28.73	4,046,027	$31.05

Options available for grant at end of year	2,477,219		21,703		1,714,650

The total intrinsic value of stock options exercised during the year ended November 30, 2010 was $.1 million. There were no stock options exercised during the years ended November 30, 2011 and 2009. The aggregate intrinsic value of stock options outstanding was $1.7 million, $.3 million and $.1 million at November 30, 2011, 2010 and 2009, respectively. Stock options exercisable had no intrinsic value at November 30, 2011. The intrinsic value of stock options exercisable was less than $.1 million at November 30, 2010 and $.1 million at November 30, 2009. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option. In 2009, in connection with the settlement of certain stockholder derivative litigation, the Company’s former chairman and chief executive officer relinquished 3,011,452 stock options to the Company and those stock options were cancelled.

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

On October 6, 2011, the Company’s president and chief executive officer was granted an award of performance-based stock options to purchase an aggregate of 365,000 shares of the Company’s common stock at the purchase price of $6.32 per share. The performance-based stock options shall vest and become exercisable if the Company’s president and chief executive officer does not experience a termination of service prior to the applicable dates described in his performance option agreement, and if the performance goal, as set forth in that agreement, has been satisfied. The number of performance-based stock options that ultimately vests depends on the achievement of one of the following three performance metrics: positive cumulative operating margin; relative operating margin; and customer satisfaction, as set forth in the agreement. In accordance with ASC 718, the Company used the Black-Scholes option-pricing model to estimate the grant-date fair value per performance-based stock option of $2.54.

On October 7, 2010, the Company’s president and chief executive officer was granted an award of performance-based stock options to purchase an aggregate of 260,000 shares of the Company’s common stock at the purchase price of $11.06 per share. The performance-based stock options shall vest and become exercisable if the Company’s president and chief executive officer does not experience a termination of service prior to the applicable dates described in his performance option agreement, and if the performance goal, as set forth in that agreement, has been satisfied. The number of performance-based stock options that ultimately vests depends on the achievement of one of the following three performance metrics: positive cumulative operating margin; relative operating margin; and relative customer satisfaction, as set forth in the agreement. In accordance with ASC 718, the Company used the Black-Scholes option-pricing model to estimate the grant-date fair value per performance-based stock option of $4.59.

Stock options outstanding and stock options exercisable at November 30, 2011 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 6.32 to $10.54	1,699,998	$6.38	9.8	13,998	$9.47
$10.55 to $14.96	2,057,882	12.06	7.6	1,070,462	12.64
$14.97 to $20.08	2,220,510	17.68	7.3	1,876,102	18.09
$20.09 to $33.92	2,035,785	27.35	6.1	2,035,785	27.35
$33.93 to $69.63	2,146,221	39.85	6.4	2,146,221	39.85

$ 6.32 to $69.63	10,160,396	$21.27	7.3	7,142,568	$26.43	6.5

The weighted average fair value of stock options granted in 2011, 2010 and 2009 was $2.56, $2.81 and $7.16, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended November 30,
	2011	2010	2009
Risk-free interest rate	.9%	.7%	1.9%
Expected volatility factor	65.6%	61.7%	64.3%
Expected dividend yield	3.9%	2.2%	1.6%
Expected term	5 years	3 years	4 years

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

The Company’s stock-based compensation expense related to stock option grants was $5.9 million in 2011, $5.8 million in 2010 and $2.6 million in 2009. As of November 30, 2011, there was $5.7 million of total unrecognized stock-based compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.6 years.

The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. As there were no stock option exercises in 2011, the Company realized no tax deduction. A tax shortfall of $1.0 million in 2011, $2.8 million in 2010 and $4.1 million in 2009 was reflected in paid-in capital from the cancellation of stock awards. In 2011 and 2009, the consolidated statement of cash flows reflected no excess tax benefit associated with the exercise of stock options since December 1, 2005, in accordance with the cash flow classification requirements of ASC 718. In 2010, the consolidated statement of cash flows reflected $.6 million of excess tax benefit associated with the exercise of stock options.

Other Stock-Based Awards. From time to time, the Company grants restricted common stock to various employees as a compensation benefit. During the restriction periods, the employees are entitled to vote and receive dividends on such shares. The restrictions imposed with respect to the shares granted lapse over periods of three or eight years if certain conditions are met.

Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2011		2010
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	402,477	$15.09	445,831	$15.44
Granted	—	—	51,023	12.58
Vested	(10,930)	13.49	—	—
Cancelled	(52,635)	15.44	(94,377)	15.36

Outstanding at end of year	338,912	$15.03	402,477	$15.09

On July 12, 2007, the Company awarded 54,000 shares of restricted common stock that was subject to a market condition (“Performance Shares”) to its president and chief executive officer subject to the terms of the 1999 Plan, the president and chief executive officer’s Performance Stock Agreement dated July 12, 2007 and his Employment Agreement dated February 28, 2007. Depending on the Company’s total shareholder return over the three-year period ending on November 30, 2009 relative to a group of peer companies, zero to 150% of the Performance Shares would vest and become unrestricted. In accordance with ASC 718, the Company used a Monte Carlo simulation model to estimate the grant-date fair value of the Performance Shares. The total grant-date fair value of $2.0 million was recognized over the requisite service period. On January 21, 2010, the management development and compensation committee of the Company’s board of directors certified the Company’s relative total shareholder return over the performance period associated with the Performance Shares and determined that the vesting restrictions lapsed with respect to 48,492 Performance Shares effective on that date.

In 2009 and 2008, the Company granted phantom shares to various employees. In 2008, the Company also granted SARs to various employees. Both phantom shares and SARs are accounted for as liabilities in the Company’s consolidated financial statements because such awards provide for settlement in cash. Each phantom share represents the right to receive a cash payment equal to the closing price of the Company’s common stock on the applicable vesting date. Each SAR represents a right to receive a cash payment equal to the positive difference, if any, between the grant price and the market value of a share of the Company’s common stock on the date of exercise. The phantom shares vest in full at the end of three years, while the SARs vest in equal annual installments over three years. As of November 30, 2011, there were 5,556 phantom shares and 29,939 SARs outstanding, compared to 268,762 phantom shares and 37,517 SARs outstanding as of November 30, 2010 and 926,705 phantom shares and 2,292,537 SARs outstanding as of November 30, 2009. The year-over-year decrease in the number of outstanding SARs in 2010 from 2009 reflects the impact of the August 2010 Exchange Offer and the November 2010 Exchange Offer.

The Company recognized total compensation expense of $1.2 million in 2011, $.7 million in 2010 and $8.9 million in 2009 related to restricted common stock, the Performance Shares, phantom shares and SARs.

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

For financial reporting purposes, the Trust is consolidated with the Company, and therefore any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings (loss) per share. The Trust held 10,884,151 and 11,082,723 shares of common stock at November 30, 2011 and 2010, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 18.    Postretirement Benefits

The Company has a supplemental non-qualified, unfunded retirement plan, the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which the Company pays supplemental pension benefits to certain employees upon retirement. In connection with the plan, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such contracts. The amount of the insurance coverage is designed to provide sufficient revenues to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $41.7 million at November 30, 2011 and $41.4 million at November 30, 2010.

The Company also has an unfunded death benefit plan, the KB Home Death Benefit Only Plan, implemented on November 1, 2001, for certain key management employees. In connection with the plan, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such contracts. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $13.7 million at November 30, 2011 and $13.6 million at November 30, 2010.

The net periodic benefit cost of the Company’s postretirement benefit plans for the year ended November 30, 2011 was $5.5 million, which included service costs of $1.2 million, interest costs of $2.3 million, amortization of unrecognized loss of $.6 million and amortization of prior service costs of $1.5 million, partly offset by other income of $.1 million. The net periodic benefit cost of these plans for the year ended November 30, 2010 was $5.5 million, which included service costs of $1.2 million, interest costs of $2.2 million, amortization of unrecognized loss of $.3 million, amortization of prior service costs of $1.6 million and other costs of $.2 million. For the year ended November 30, 2009, the net periodic benefit cost of these plans was $5.6 million, which included service costs of $1.1 million, interest costs of $2.4 million, amortization of prior service costs of $1.5 million and a charge of $.8 million due to plan settlements, partly offset by other income of $.2 million. In 2009, in connection with the settlement of certain stockholder derivative litigation, the Company paid $22.2 million to its former chairman and chief executive officer with respect to supplemental, unfunded retirement plan balances. The liabilities related to the postretirement benefit plans were $53.1 million at November 30, 2011 and $44.1 million at November 30, 2010, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2011 and 2010, the discount rates used for the plans were 4.4% and 5.2%, respectively.

Benefit payments under the Company’s postretirement benefit plans are expected to be paid as follows: 2012 — $.3 million; 2013 — $1.0 million; 2014 — $1.5 million; 2015 — $1.6 million; 2016 — $2.4 million; and for the five years ended November 30, 2021 — $16.6 million in the aggregate.

Note 19.    Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2011	2010	2009
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$415,050	$904,401	$1,174,715
Financial services	3,024	4,029	3,246

Total	$418,074	$908,430	$1,177,961

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$48,038	$71,647	$55,892
Income taxes paid	335	807	7,145
Income taxes refunded	213	196,868	242,418

Supplemental disclosure of noncash activities:
Increase in inventories in connection with consolidation of joint ventures	$—	$72,300	$97,550
Increase in secured debt in connection with consolidation of joint ventures	—	—	133,051
Increase in accounts payable, accrued expenses and other liabilities in connection with consolidation of joint ventures	—	38,861	—
Stock appreciation rights exchanged for stock options	—	2,348	—
Reclassification from inventory to operating properties	—	—	72,548
Reclassification from accounts payable to investments in unconsolidated joint ventures	—	—	50,626
Cost of inventories acquired through seller financing	—	55,244	16,240
Increase (decrease) in consolidated inventories not owned	8,354	(41,626)	(45,340)
Acquired property securing note receivable	40,000	—	—

Note 20.     Quarterly Results (unaudited)

The following tables present consolidated quarterly results for the Company for the years ended November 30, 2011 and 2010 (in thousands, except per share amounts):

	First	Second	Third	Fourth
2011
Revenues	$196,940	$271,738	$367,316	$479,872
Gross profit	25,279	20,570	63,579	72,941
Pretax income (loss)	(114,126)	(68,804)	(9,649)	11,411
Net income (loss)	(114,526)	(68,504)	(9,649)	13,911

Basic and diluted earnings (loss) per share	$(1.49)	$(.89)	$(.13)	$.18

2010
Revenues	$263,978	$374,052	$501,003	$450,963
Gross profit	36,545	66,217	88,436	87,391
Pretax income (loss)	(54,504)	(30,609)	(6,697)	15,442
Net income (loss)	(54,704)	(30,709)	(1,397)	17,442

Basic and diluted earnings (loss) per share	$(.71)	$(.40)	$(.02)	$.23

Included in gross profit in the first, second, third and fourth quarters of 2011 were pretax, noncash inventory impairment charges of $1.0 million, $20.1 million, $.3 million and $1.3 million, respectively, and pretax, noncash charges for land option contract abandonments of $.8 million, $.5 million, $.8 million and $1.0 million, respectively.

Included in gross profit in the first, third and fourth quarters of 2010 were pretax, noncash inventory impairment charges of $6.8 million, $1.4 million and $1.6 million, respectively, and pretax, noncash charges for land option contract abandonments of $6.5 million, $2.0 million and $1.6 million, respectively. There were no pretax noncash inventory impairment and land option contract abandonment charges in the second quarter of 2010.

The pretax loss in the first and second quarters of 2011 included a loss on loan guaranty of $22.8 million and $14.6 million, respectively. The pretax income in the fourth quarter of 2011 included a gain on loan guaranty of $6.6 million. The pretax loss in the first quarter of 2011 also included a joint venture impairment charge of $53.7 million.

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

The supplemental financial information for the periods presented below reflects the relevant subsidiaries of the Company considered to be Guarantor Subsidiaries as of and for the respective periods then ended. Accordingly, information for any period presented does not reflect subsequent changes, if any, in those subsidiaries of the Company considered to be Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In Thousands)

	Year Ended November 30, 2011
	KB Home Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$745,965	$569,901	$—	$1,315,866

Homebuilding:
Revenues	$—	$745,965	$559,597	$—	$1,305,562
Construction and land costs	—	(638,802)	(491,183)	—	(1,129,985)
Selling, general and administrative expenses	(52,784)	(93,288)	(101,814)	—	(247,886)
Loss on loan guaranty	—	(30,765)	—	—	(30,765)

Operating loss	(52,784)	(16,890)	(33,400)	—	(103,074)
Interest income	715	36	120	—	871
Interest expense	51,957	(69,309)	(31,852)	—	(49,204)
Equity in loss of unconsolidated joint ventures	—	(55,831)	(8)	—	(55,839)

Homebuilding pretax loss	(112)	(141,994)	(65,140)	—	(207,246)
Financial services pretax income	—	—	26,078	—	26,078

Total pretax loss	(112)	(141,994)	(39,062)	—	(181,168)
Income tax benefit	—	1,900	500	—	2,400
Equity in net loss of subsidiaries	(178,656)	—	—	178,656	—

Net loss	$(178,768)	$(140,094)	$(38,562)	$178,656	$(178,768)

	Year Ended November 30, 2010
	KB Home Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$429,917	$1,160,079	$—	$1,589,996

Homebuilding:
Revenues	$—	$429,917	$1,151,846	$—	$1,581,763
Construction and land costs	—	(360,450)	(947,838)	—	(1,308,288)
Selling, general and administrative expenses	(68,149)	(48,233)	(173,138)	—	(289,520)

Operating income (loss)	(68,149)	21,234	30,870	—	(16,045)
Interest income	1,770	30	298	—	2,098
Interest expense	20,353	(41,686)	(46,974)	—	(68,307)
Equity in loss of unconsolidated joint ventures	—	(186)	(6,071)	—	(6,257)

Homebuilding pretax loss	(46,026)	(20,608)	(21,877)	—	(88,511)
Financial services pretax income	—	—	12,143	—	12,143

Total pretax loss	(46,026)	(20,608)	(9,734)	—	(76,368)
Income tax benefit	4,200	1,900	900	—	7,000
Equity in net loss of subsidiaries	(27,542)	—	—	27,542	—

Net loss	$(69,368)	$(18,708)	$(8,834)	$27,542	$(69,368)

	Year Ended November 30, 2009
	KB Home Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,608,533	$216,317	$—	$1,824,850

Homebuilding:
Revenues	$—	$1,608,533	$207,882	$—	$1,816,415
Construction and land costs	—	(1,548,678)	(201,233)	—	(1,749,911)
Selling, general and administrative expenses	(71,181)	(198,964)	(32,879)	—	(303,024)

Operating loss	(71,181)	(139,109)	(26,230)	—	(236,520)
Interest income	5,965	887	663	—	7,515
Interest expense	31,442	(74,946)	(8,259)	—	(51,763)
Equity in loss of unconsolidated joint ventures	—	(22,840)	(26,775)	—	(49,615)

Homebuilding pretax loss	(33,774)	(236,008)	(60,601)	—	(330,383)
Financial services pretax income	—	—	19,199	—	19,199

Total pretax loss	(33,774)	(236,008)	(41,402)	—	(311,184)
Income tax benefit	22,700	158,800	27,900	—	209,400
Equity in net loss of subsidiaries	(90,710)	—	—	90,710	—

Net loss	$(101,784)	$(77,208)	$(13,502)	$90,710	$(101,784)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In Thousands)

	November 30, 2011
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$340,957	$32,876	$41,217	$—	$415,050
Restricted cash	64,475	6	—	—	64,481
Receivables	801	29,250	36,128	—	66,179
Inventories	—	1,256,468	475,161	—	1,731,629
Investments in unconsolidated joint ventures	—	113,921	14,005	—	127,926
Other assets	67,059	730	7,315	—	75,104

	473,292	1,433,251	573,826	—	2,480,369
Financial services	—	—	32,173	—	32,173
Investments in subsidiaries	34,235	—	—	(34,235)	—

Total assets	$507,527	$1,433,251	$605,999	$(34,235)	$2,512,542

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$121,572	$181,835	$175,413	$—	$478,820
Mortgages and notes payable	1,533,477	45,925	4,169	—	1,583,571

	1,655,049	227,760	179,582	—	2,062,391
Financial services	—	—	7,494	—	7,494
Intercompany	(1,590,179)	1,205,491	384,688	—	—
Stockholders’ equity	442,657	—	34,235	(34,235)	442,657

Total liabilities and stockholders’ equity	$507,527	$1,433,251	$605,999	$(34,235)	$2,512,542

	November 30, 2010
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$770,603	$3,619	$130,179	$—	$904,401
Restricted cash	88,714	—	26,763	—	115,477
Receivables	4,205	6,271	97,572	—	108,048
Inventories	—	774,102	922,619	—	1,696,721
Investments in unconsolidated joint ventures	—	37,007	68,576	—	105,583
Other assets	68,166	72,805	9,105	—	150,076

	931,688	893,804	1,254,814	—	3,080,306
Financial services	—	—	29,443	—	29,443
Investments in subsidiaries	36,279	—	—	(36,279)	—

Total assets	$967,967	$893,804	$1,284,257	$(36,279)	$3,109,749

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$124,609	$150,260	$424,853	$—	$699,722
Mortgages and notes payable	1,632,362	112,368	30,799	—	1,775,529

	1,756,971	262,628	455,652	—	2,475,251
Financial services	—	—	2,620	—	2,620
Intercompany	(1,420,882)	631,176	789,706	—	—
Stockholders’ equity	631,878	—	36,279	(36,279)	631,878

Total liabilities and stockholders’ equity	$967,967	$893,804	$1,284,257	$(36,279)	$3,109,749

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended November 30, 2011
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(178,768)	$(140,094)	$(38,562)	$178,656	$(178,768)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (income) loss/gain on wind down of unconsolidated joint ventures	—	55,831	(19,278)	—	36,553
Loss on loan guaranty	—	30,765	—	—	30,765
Gain on sale of operating property	—	(8,825)	—	—	(8,825)
Inventory impairments and land option contract abandonments	—	21,511	4,280	—	25,791
Changes in assets and liabilities:
Receivables	3,404	(9,726)	4,102	—	(2,220)
Inventories	—	(40,973)	28,628	—	(12,345)
Accounts payable, accrued expenses and other liabilities	(3,035)	(247,292)	(3,220)	—	(253,547)
Other, net	9,186	4,277	1,588	—	15,051

Net cash used by operating activities	(169,213)	(334,526)	(22,462)	178,656	(347,545)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(77,090)	9,830	—	(67,260)
Proceeds from sale of operating property	—	80,600	—	—	80,600
Sales (purchases) of property and equipment, net	(200)	(202)	160	—	(242)

Net cash provided (used) by investing activities	(200)	3,308	9,990	—	13,098

Cash flows from financing activities:
Change in restricted cash	24,239	26,757	—	—	50,996
Repayment of senior subordinated notes	(100,000)	—	—	—	(100,000)
Payments on mortgages and land contracts due to land sellers and other loans	3,397	(87,941)	(4,917)	—	(89,461)
Issuance of common stock under employee stock plans	1,796	—	—	—	1,796
Payments of cash dividends	(19,240)	—	—	—	(19,240)
Intercompany	(170,425)	411,309	(62,228)	(178,656)	—

Net cash provided (used) by financing activities	(260,233)	350,125	(67,145)	(178,656)	(155,909)

Net increase (decrease) in cash and cash equivalents	(429,646)	18,907	(79,617)	—	(490,356)
Cash and cash equivalents at beginning of year	770,603	13,969	123,858	—	908,430

Cash and cash equivalents at end of year	$340,957	$32,876	$44,241	$—	$418,074

	Year Ended November 30, 2010
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(69,368)	$(18,708)	$(8,834)	$27,542	$(69,368)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	186	(958)	—	(772)
Inventory impairments and land option contract abandonments	—	1,980	17,945	—	19,925
Changes in assets and liabilities:
Receivables	187,542	3,557	20,219	—	211,318
Inventories	—	(99,216)	(30,118)	—	(129,334)
Accounts payable, accrued expenses and other liabilities	(16,973)	(65,878)	(116,354)	—	(199,205)
Other, net	(8,461)	1,608	40,325	—	33,472

Net cash provided (used) by operating activities	92,740	(176,471)	(77,775)	27,542	(133,964)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(517)	(15,152)	—	(15,669)
Purchases of property and equipment, net	(229)	(70)	(121)	—	(420)

Net cash used by investing activities	(229)	(587)	(15,273)	—	(16,089)

Cash flows from financing activities:
Change in restricted cash	25,578	—	(26,763)	—	(1,185)
Payments on mortgages and land contracts due to land sellers and other loans	—	(81,041)	(20,113)	—	(101,154)
Issuance of common stock under employee stock plans	1,851	—	—	—	1,851
Excess tax benefit associated with exercise of stock options	583	—	—	—	583
Payments of cash dividends	(19,223)	—	—	—	(19,223)
Repurchases of common stock	(350)	—	—	—	(350)
Intercompany	(325,469)	217,240	135,771	(27,542)	—

Net cash provided (used) by financing activities	(317,030)	136,199	88,895	(27,542)	(119,478)

Net decrease in cash and cash equivalents	(224,519)	(40,859)	(4,153)	—	(269,531)
Cash and cash equivalents at beginning of year	995,122	44,478	138,361	—	1,177,961

Cash and cash equivalents at end of year	$770,603	$3,619	$134,208	$—	$908,430

	Year Ended November 30, 2009
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(101,784)	$(77,208)	$(13,502)	$90,710	$(101,784)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in loss of unconsolidated joint ventures	—	22,840	12,760	—	35,600
Inventory impairments and land option contract abandonments	—	153,294	14,855	—	168,149
Changes in assets and liabilities:
Receivables	26,853	33,210	(24,396)	—	35,667
Inventories	—	216,554	216,521	—	433,075
Accounts payable, accrued expenses and other liabilities	(47,284)	(83,316)	(122,020)	—	(252,620)
Other, net	22,313	1,571	7,941	—	31,825

Net cash provided (used) by operating activities	(99,902)	266,945	92,159	90,710	349,912

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(14,517)	(5,405)	—	(19,922)
Sales (purchases) of property and equipment, net	(142)	(1,497)	264	—	(1,375)

Net cash used by investing activities	(142)	(16,014)	(5,141)	—	(21,297)

Cash flows from financing activities:
Change in restricted cash	1,112	—	—	—	1,112
Proceeds from issuance of senior notes	259,737	—	—	—	259,737
Payment of senior notes issuance costs	(4,294)	—	—	—	(4,294)
Repayment of senior and senior subordinated notes	(453,105)	—	—	—	(453,105)
Payments on mortgages and land contracts due to land sellers and other loans	—	(78,983)	—	—	(78,983)
Issuance of common stock under employee stock plans	3,074	—	—	—	3,074
Payments of cash dividends	(19,097)	—	—	—	(19,097)
Repurchases of common stock	(616)	—	—	—	(616)
Intercompany	321,298	(140,046)	(90,542)	(90,710)	—

Net cash provided (used) by financing activities	108,109	(219,029)	(90,542)	(90,710)	(292,172)

Net increase (decrease) in cash and cash equivalents	8,065	31,902	(3,524)	—	36,443
Cash and cash equivalents at beginning of year	987,057	25,067	129,394	—	1,141,518

Cash and cash equivalents at end of year	$995,122	$56,969	$125,870	$—	$1,177,961

Note 22.    Subsequent Event

On January 19, 2012, the Company announced the commencement of cash tender offers for up to $250 million in aggregate principal amount of its 5¾% senior notes due 2014 and of its 5 7/8% senior notes due 2015 and 6¼% senior notes due 2015. The tender offers are being made pursuant to an Offer to Purchase dated January 19, 2012 and a related Letter of Transmittal, which set forth a more detailed description of the tender offers. Upon the terms and subject to the conditions described in the Offer to Purchase, the Letter of Transmittal and any amendments or supplements to the foregoing, the Company is offering to purchase for cash up to the applicable Maximum Tender Amounts for the 2014 Note Tender Offer, and the 2015 Note Tender Offers. The Company reserves the right to increase or waive either or both of the Maximum Tender Amounts subject to compliance with applicable law. These tender offers will expire at 11:59 p.m., New York City time, on February 15, 2012, unless extended or earlier terminated. The Company’s obligation to accept for purchase and to pay for each series validly tendered in the applicable tender offer is subject to the satisfaction or waiver of a number of conditions, including its completion of a proposed offer and sale of unsecured senior debt securities on terms reasonably satisfactory to the Company. Additional information about the tender offers is set forth in the Company’s Current Report on Form 8-K dated January 19, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of KB Home:

We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KB Home’s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2012 expressed an unqualified opinion thereon.

Los Angeles, California

January 27, 2012

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2011.

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2011.

(b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of KB Home:

We have audited KB Home’s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2011 and our report dated January 27, 2012 expressed an unqualified opinion thereon.

Los Angeles, California

January 27, 2012

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for executive officers is set forth under “Executive Officers of the Registrant” in Part I. Except as set forth below, the other information called for by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Proposal 1: Election of Directors” sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), which will be filed with the SEC not later than March 29, 2012 (120 days after the end of our fiscal year).

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

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Executive Compensation” sections of the 2012 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Ownership of KB Home Securities” section of the 2012 Proxy Statement, except for the information required by Item 201(d) of Regulation S-K, which is provided below.

The following table presents information as of November 30, 2011 with respect to shares of our common stock that may be issued under our existing compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	10,160,396	$21.27	2,477,219
Equity compensation plans not approved by stockholders	—	—	—	(1)

Total	10,160,396	$21.27	2,477,219

(1)	Represents our current compensation plan for our non-employee directors that provides for grants of deferred common stock units or stock options. These stock units and options are described in the “Director Compensation” section of our 2012 Proxy Statement, which is incorporated herein. Although we may purchase shares of our common stock on the open market to satisfy the payment of these stock units and options, to date, all of them have been settled in cash. Further, under the non-employee directors’ current compensation plan, our non-employee directors cannot receive shares of our common stock in satisfaction of their stock units or options unless and until approved by our stockholders. Therefore, we consider the non-employee directors compensation plans as having no available capacity to issue shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Other Matters” sections of our 2012 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the “Independent Auditor Fees and Services” section of our 2012 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

Reference is made to the index set forth on page 63 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2009, is incorporated by reference herein.

3.2	By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.

4.1	Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.

4.2	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.

4.3	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s Registration Statement No. 333-119228 on Form S-4, is incorporated by reference herein.

4.4	Third Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.

4.5	Fourth Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.

4.6	Fifth Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Notes by and between the Company, the Guarantors, and the Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.

4.7	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.

4.8	Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.

4.9	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.

Exhibit Number	Description

4.10	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.

4.11	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.

4.12	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.

4.13	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.

4.14	Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.

4.15	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.

4.16	Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.

4.17	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.

10.1*	Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.

10.2*	Amendment to Kaufman and Broad, Inc. Executive Deferred Compensation Plan for amounts earned or vested on or after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.3*	KB Home 1988 Employee Stock Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.4*	Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.

10.5*	KB Home Performance-Based Incentive Plan for Senior Management, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.6*	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.

10.7*	KB Home 1998 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.8	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.

10.9	Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.

Exhibit Number	Description

10.10*	Amended and Restated KB Home 1999 Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.11*†	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan.

10.12*†	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Incentive Plan.

10.13*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.14*†	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan.

10.15*†	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan.

10.16*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals prior to January 1, 2005, effective March 1, 2001, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.

10.17*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals on and after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on
Form 10-K, is incorporated by reference herein.

10.18*	KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.19*	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.

10.20*	Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.21*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.22*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2007, is incorporated by reference herein.

10.23*	Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.24*	Form of Stock Option Agreement under the Employment Agreement between the Company and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.

10.25*	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, is incorporated by reference herein.

10.26*	Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 15, 2008, is incorporated by reference herein.

10.27*	KB Home Executive Severance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008, is incorporated by reference herein.

10.28*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.

Exhibit Number	Description

10.29*	KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to the Company’s Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders, is incorporated by reference herein.

10.30	Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, is incorporated by reference herein.

10.31	Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 9, 2009, filed as an exhibit to the Company’s 2009 Annual Report on Form 10-K, is incorporated by reference herein.

10.32	Form of Indemnification Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 2, 2010, is incorporated by reference herein.

10.33*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, is incorporated by reference herein.

10.34*	Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.

10.35*	Form of Restricted Stock Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.

10.36*	Form of Fiscal Year 2011 Restricted Cash Award Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 13, 2010, is incorporated by reference herein.

10.37*	KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s 2010 Annual Report on Form 10-K, is incorporated by reference herein.

10.38*	Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, is incorporated by reference herein.

10.39*	Executive Severance Benefit Decisions, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, is incorporated by reference herein.

10.40	Consensual agreement effective June 10, 2011, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, is incorporated by reference herein.

10.41*	Form of 2010 Equity Incentive Plan Performance Cash Award Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 12, 2011, is incorporated by reference herein.

10.42*†	KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger.

12.1†	Computation of Ratio of Earnings to Fixed Charges.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

†	Document filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KB Home

	By:	/S/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer
Date: January 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY T. MEZGER Jeffrey T. Mezger	Director, President and Chief Executive Officer (Principal Executive Officer)	January 26, 2012

/S/ JEFF J. KAMINSKI Jeff J. Kaminski	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 26, 2012

/S/ WILLIAM R. HOLLINGER William R. Hollinger	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 26, 2012

/S/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Chairman of the Board and Director	January 26, 2012

/S/ BARBARA T. ALEXANDER Barbara T. Alexander	Director	January 26, 2012

/S/ TIMOTHY W. FINCHEM Timothy W. Finchem	Director	January 26, 2012

/S/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	January 26, 2012

/S/ ROBERT L. JOHNSON Robert L. Johnson	Director	January 26, 2012

/S/ MELISSA LORA Melissa Lora	Director	January 26, 2012

/S/ MICHAEL G. MCCAFFERY Michael G. McCaffery	Director	January 26, 2012

/S/ LESLIE MOONVES Leslie Moonves	Director	January 26, 2012

/S/ LUIS G. NOGALES Luis G. Nogales	Director	January 26, 2012

LIST OF EXHIBITS FILED

Exhibit Number	Description	Sequential Page Number

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2009, is incorporated by reference herein.

3.2	By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.

4.1	Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.

4.2	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.

4.3	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s Registration Statement No. 333-119228 on Form S-4, is incorporated by reference herein.

4.4	Third Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.

4.5	Fourth Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.

4.6	Fifth Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Notes by and between the Company, the Guarantors, and the Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.

4.7	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.

4.8	Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.

4.9	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.

4.10	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.

4.11	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.

4.12	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number

4.13	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.

4.14	Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.

4.15	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.

4.16	Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.

4.17	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.

10.1*	Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.

10.2*	Amendment to Kaufman and Broad, Inc. Executive Deferred Compensation Plan for amounts earned or vested on or after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.3*	KB Home 1988 Employee Stock Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.4*	Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.

10.5*	KB Home Performance-Based Incentive Plan for Senior Management, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.6*	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.

10.7*	KB Home 1998 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.8	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.

10.9	Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.

10.10*	Amended and Restated KB Home 1999 Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number

10.11*†	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan.

10.12*†	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Incentive Plan.

10.13*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.14*†	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan.

10.15*†	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan.

10.16*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals prior to January 1, 2005, effective March 1, 2001, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.

10.17*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals on and after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.18*	KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.19*	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.

10.20*	Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.21*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.22*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2007, is incorporated by reference herein.

10.23*	Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.24*	Form of Stock Option Agreement under the Employment Agreement between the Company and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.

10.25*	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, is incorporated by reference herein.

10.26*	Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 15, 2008, is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number

10.27*	KB Home Executive Severance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008, is incorporated by reference herein.

10.28*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.

10.29*	KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to the Company’s Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders, is incorporated by reference herein.

10.30	Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, is incorporated by reference herein.

10.31	Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 9, 2009, filed as an exhibit to the Company’s 2009 Annual Report on Form 10-K, is incorporated by reference herein.

10.32	Form of Indemnification Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 2, 2010, is incorporated by reference herein.

10.33*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, is incorporated by reference herein.

10.34*	Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.

10.35*	Form of Restricted Stock Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.

10.36*	Form of Fiscal Year 2011 Restricted Cash Award Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 13, 2010, is incorporated by reference herein.

10.37*	KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s 2010 Annual Report on Form 10-K, is incorporated by reference herein.

10.38*	Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, is incorporated by reference herein.

10.39*	Executive Severance Benefit Decisions, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, is incorporated by reference herein.

10.40	Consensual agreement effective June 10, 2011, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, is incorporated by reference herein.

10.41*	Form of 2010 Equity Incentive Plan Performance Cash Award Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 12, 2011, is incorporated by reference herein.

10.42*†	KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger.

Exhibit Number	Description	Sequential Page Number

12.1†	Computation of Ratio of Earnings to Fixed Charges.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

* Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

† Document filed with this Form 10-K.