Form 10-Q
period 2012-02-29
KB HOME
filed 2012-04-09
CIK 795266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☒         Accelerated filer    ☐    Non-accelerated filer        ☐              Smaller reporting company    ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 29, 2012.

There were 77,095,968 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 29, 2012. The registrant’s grantor stock ownership trust held an additional 10,860,551 shares of the registrant’s common stock on that date.

KB HOME

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011
Total revenues	$254,558	$196,940

Homebuilding:
Revenues	$251,895	$195,301
Construction and land costs	(227,358)	(170,796)
Selling, general and administrative expenses	(55,686)	(49,605)
Loss on loan guaranty	—	(22,758)

Operating loss	(31,149)	(47,858)
Interest income	135	383
Interest expense	(16,286)	(11,439)
Equity in loss of unconsolidated joint ventures	(72)	(55,837)

Homebuilding pretax loss	(47,372)	(114,751)

Financial services:
Revenues	2,663	1,639
Expenses	(835)	(865)
Equity in income (loss) of unconsolidated joint venture	142	(149)

Financial services pretax income	1,970	625

Total pretax loss	(45,402)	(114,126)
Income tax expense	(400)	(400)

Net loss	$(45,802)	$(114,526)

Basic and diluted loss per share	$(.59)	$(1.49)

Basic and diluted average shares outstanding	77,090	76,974

Cash dividends declared per common share	$.0625	$.0625

See accompanying notes.

KB HOME

CONSOLIDATED BALANCE SHEETS

(In Thousands – Unaudited)

	February 29, 2012	November 30, 2011
Assets
Homebuilding:
Cash and cash equivalents	$304,171	$415,050
Restricted cash	63,890	64,481
Receivables	72,442	66,179
Inventories	1,748,377	1,731,629
Investments in unconsolidated joint ventures	121,307	127,926
Other assets	87,948	75,104

	2,398,135	2,480,369
Financial services	7,938	32,173

Total assets	$2,406,073	$2,512,542

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$80,900	$104,414
Accrued expenses and other liabilities	337,786	374,406
Mortgages and notes payable	1,587,414	1,583,571

	2,006,100	2,062,391

Financial services	6,105	7,494
Common stock	115,171	115,171
Paid-in capital	885,765	884,190
Retained earnings	469,224	519,844
Accumulated other comprehensive loss	(26,152)	(26,152)
Grantor stock ownership trust, at cost	(117,803)	(118,059)
Treasury stock, at cost	(932,337)	(932,337)

Total stockholders’ equity	393,868	442,657

Total liabilities and stockholders’ equity	$2,406,073	$2,512,542

See accompanying notes.

KB HOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands – Unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net loss	$(45,802)	$(114,526)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (income) loss of unconsolidated joint ventures	(70)	55,987
Distributions of earnings from unconsolidated joint ventures	—	186
Loss on loan guaranty	—	22,758
Gain on sale of operating property	—	(8,825)
Amortization of discounts and issuance costs	579	552
Depreciation and amortization	392	596
Loss (gain) on early extinguishment of debt	2,003	(3,612)
Stock-based compensation expense	1,656	1,980
Inventory impairments and land option contract abandonments	6,572	1,754
Change in assets and liabilities:
Receivables	18,293	4,627
Inventories	(25,856)	(64,940)
Accounts payable, accrued expenses and other liabilities	(60,621)	(55,472)
Other, net	(6,730)	(5,964)

Net cash used by operating activities	(109,584)	(164,899)

Cash flows from investing activities:
Return of investment in (contributions to) unconsolidated joint ventures	6,547	(611)
Proceeds from sale of operating property	—	80,600
Purchases of property and equipment, net	(429)	(74)

Net cash provided by investing activities	6,118	79,915

Cash flows from financing activities:
Change in restricted cash	591	(5,710)
Proceeds from issuance of senior notes	344,831	—
Payment of senior notes issuance costs	(5,816)	—
Repayment of senior notes	(340,481)	—
Payments on mortgages and land contracts due to land sellers and other loans	(1,715)	(70,501)
Issuance of common stock under employee stock plans	175	69
Payments of cash dividends	(4,818)	(4,806)

Net cash used by financing activities	(7,233)	(80,948)

Net decrease in cash and cash equivalents	(110,699)	(165,932)
Cash and cash equivalents at beginning of period	418,074	908,430

Cash and cash equivalents at end of period	$307,375	$742,498

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

In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of February 29, 2012, the results of its consolidated operations for the three months ended February 29, 2012 and February 28, 2011, and its consolidated cash flows for the three months ended February 29, 2012 and February 28, 2011. The results of consolidated operations for the three months ended February 29, 2012 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2011 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2011, which are contained in the Company’s Annual Report on Form 10-K for that period.

Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents totaled $217.8 million at February 29, 2012 and $212.8 million at November 30, 2011. The majority of the Company’s cash and cash equivalents were invested in money market accounts and U.S. government securities.

Restricted cash of $63.9 million at February 29, 2012 and $64.5 million at November 30, 2011 consisted of cash deposited with various financial institutions that was required as collateral for the Company’s cash-collateralized letter of credit facilities (the “LOC Facilities”).

Loss Per Share

Basic and diluted loss per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	February 29, 2012	February 28, 2011
Numerator:
Net loss	$(45,802)	$(114,526)

Denominator:
Basic and diluted average shares outstanding	77,090	76,974

Basic and diluted loss per share	$(.59)	$(1.49)

All outstanding stock options were excluded from the diluted loss per share calculations for the three months ended February 29, 2012 and February 28, 2011 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies (continued)

Comprehensive Loss

The Company’s comprehensive loss was $45.8 million for the three months ended February 29, 2012 and $114.5 million for the three months ended February 28, 2011. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of February 29, 2012 and November 30, 2011 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation – Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).

2.	Stock-Based Compensation

The Company measures and recognizes compensation expense associated with its grant of equity-based awards in accordance with Accounting Standards Codification Topic No. 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period.

Stock Options

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of February 29, 2012, as well as stock options activity during the three months then ended:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	10,160,396	$21.27
Granted	15,000	9.70
Exercised	—	—
Cancelled	(6,000)	16.83

Options outstanding at end of period	10,169,396	21.26

Options exercisable at end of period	7,241,732	26.27

As of February 29, 2012, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 7.1 years and 6.3 years, respectively. There was $4.6 million of total unrecognized compensation cost related to unvested stock option awards as of February 29, 2012. For the three months ended February 29, 2012 and February 28, 2011, stock-based compensation expense associated with stock options totaled $1.2 million and $1.4 million, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable was $9.0 million and $.2 million, respectively, as of February 29, 2012. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)

Other Stock-Based Awards

From time to time, the Company grants restricted common stock, phantom shares and stock appreciation rights (“SARs”) to various employees. In some cases, the Company has granted phantom shares and SARs that can be

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Stock-Based Compensation (continued)

settled only in cash and are therefore accounted for as liability awards. The Company recognized total compensation expense of $.4 million in the three months ended February 29, 2012 and $1.0 million in the three months ended February 28, 2011 related to restricted common stock, phantom shares and SARs awards.

3.	Segment Information

As of February 29, 2012, the Company had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of February 29, 2012, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:

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

The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers in the same markets as the Company’s homebuilding reporting segments. In addition, since the third quarter of 2011, this segment has earned revenues pursuant to the terms of a marketing services agreement with a preferred mortgage lender that offers mortgage banking services, including residential consumer mortgage loan originations, to the Company’s homebuyers who elect to use the lender. The Company’s homebuyers are under no obligation to use the Company’s preferred mortgage lender and may select any lender of their choice to obtain mortgage financing for the purchase of a home. The Company makes available to its homebuyers marketing materials and other information regarding its preferred mortgage lender’s financing options and mortgage loan products, and is compensated solely for the fair market value of these services. Prior to late June 2011, this segment provided mortgage banking services to the Company’s homebuyers indirectly through KBA Mortgage, LLC (“KBA Mortgage”), a former unconsolidated joint venture of a subsidiary of the Company and a subsidiary of Bank of America, N.A., with each partner having had a 50% interest in the joint venture.

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

The following tables present financial information relating to the Company’s reporting segments (in thousands):

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Segment Information (continued)

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenues:
West Coast	$105,233	$71,771
Southwest	31,584	23,300
Central	80,274	60,589
Southeast	34,804	39,641

Total homebuilding revenues	251,895	195,301
Financial services	2,663	1,639

Total	$254,558	$196,940

Pretax income (loss):
West Coast	$(18,760)	$8,865
Southwest	(5,043)	(80,329)
Central	(3,507)	(6,709)
Southeast	(4,259)	(14,028)
Corporate and other (a)	(15,803)	(22,550)

Total homebuilding loss	(47,372)	(114,751)
Financial services	1,970	625

Total	$(45,402)	$(114,126)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(45)	$63
Southwest	(8)	(55,900)
Central	—	—
Southeast	(19)	—

Total	$(72)	$(55,837)

Inventory impairments:
West Coast	$6,572	$—
Southwest	—	391
Central	—	51
Southeast	—	550

Total	$6,572	$992

Land option contract abandonments:
West Coast	$—	$112
Southwest	—	—
Central	—	240
Southeast	—	410

Total	$—	$762

(a)	Corporate and other includes corporate general and administrative expenses.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Segment Information (continued)

	Three Months Ended
	February 29, 2012	February 28, 2011
Joint venture impairments:
West Coast	$—	$—
Southwest	—	53,727
Central	—	—
Southeast	—	—

Total	$—	$53,727

	February 29, 2012	November 30, 2011
Assets:
West Coast	$1,000,608	$995,888
Southwest	319,642	338,586
Central	324,600	336,553
Southeast	332,566	317,308
Corporate and other	420,719	492,034

Total homebuilding assets	2,398,135	2,480,369
Financial services	7,938	32,173

Total	$2,406,073	$2,512,542

Investments in unconsolidated joint ventures:
West Coast	$38,360	$38,405
Southwest	73,638	80,194
Central	—	—
Southeast	9,309	9,327

Total	$121,307	$127,926

4.	Financial Services

The following tables present financial information relating to the Company’s financial services reporting segment (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenues
Insurance commissions	$1,600	$1,253
Title services	386	384
Marketing services fees	675	—
Interest income	2	2

Total	2,663	1,639
Expenses
General and administrative	(835)	(865)

Operating income	1,828	774
Equity in income (loss) of unconsolidated joint venture	142	(149)

Pretax income	$1,970	$625

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Financial Services (continued)

	February 29, 2012	November 30, 2011
Assets
Cash and cash equivalents	$3,204	$3,024
Receivables (a)	939	25,495
Investment in unconsolidated joint venture	3,781	3,639
Other assets	14	15

Total assets	$7,938	$32,173

Liabilities
Accounts payable and accrued expenses	$6,105	$7,494

Total liabilities	$6,105	$7,494

(a)	In December 2011, the Company collected a $23.5 million receivable it established in the fourth quarter of 2011 in connection with the wind down of KBA Mortgage’s business operations.

5.	Inventories

Inventories consisted of the following (in thousands):

	February 29, 2012	November 30, 2011
Homes under construction	$402,077	$417,304
Land under development	608,695	587,582
Land held for future development	737,605	726,743

Total	$1,748,377	$1,731,629

The Company’s interest costs are as follows (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Capitalized interest at beginning of period	$233,461	$249,966
Interest incurred (a)	30,411	25,937
Interest expensed (a)	(16,286)	(11,439)
Interest amortized to construction and land costs	(12,669)	(11,424)

Capitalized interest at end of period (b)	$234,917	$253,040

(a)	Amounts for the three months ended February 29, 2012 include a $2.0 million loss on early extinguishment of debt. Amounts for the three months ended February 28, 2011 include a $3.6 million gain on the early extinguishment of secured debt.
(b)	Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest as impairment charges recognized are not generally allocated to specific components of inventory.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Inventory Impairments and Land Option Contract Abandonments

Each land parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified asset is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). The Company evaluated 37 land parcels or communities for recoverability during the three months ended February 29, 2012, and evaluated 31 land parcels or communities for recoverability during the three months ended February 28, 2011.

When an indicator of potential impairment is identified for a land parcel or community, the Company tests the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to the Company at the time the cash flows are calculated. The undiscounted future net cash flows consider recent trends in the Company’s sales, backlog and cancellation rates. Also taken into account are the Company’s future expectations related to the following: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. With respect to the three-month periods ended February 29, 2012 and February 28, 2011, these expectations reflected the Company’s experience that market conditions for its assets in inventory where impairment indicators were identified have been generally stable in 2011 and into 2012, with no significant deterioration or improvement identified as to revenue and cost drivers. In the Company’s assessments during the first quarter of 2012, the Company determined that the year-over-year decline in net orders in the period did not reflect a sustained change in market conditions preventing recoverability. Rather, the Company considered that the decline primarily reflected higher home purchase contract cancellation rates stemming from period-specific residential consumer mortgage loan funding issues, which the Company believes will be mitigated in future periods with a new preferred mortgage lender relationship it established in March 2012. In addition, with respect to recoverability, the impact of the decline in net orders was generally offset by a higher average selling price. Based on this experience, and taking into account the signs of stability in certain markets for new home sales, the Company’s inventory assessments as of February 29, 2012 considered an expected steady, if slightly improved, overall sales pace for the remainder of 2012.

Given the inherent challenges and uncertainties in forecasting future results, the Company’s inventory assessments at the time they are made generally assume the continuation of then-current market conditions, subject to identifying information suggesting a significant sustained deterioration or improvement, or other changes, in such conditions. Therefore, the Company’s inventory assessments, at the time made, anticipate sales rates, average selling prices and costs to generally continue at or near then-current levels through the affected asset’s estimated remaining life. Inventory assessments for the Company’s land held for future development also incorporate highly subjective forecasts for future performance, including the timing and projected costs of development and construction, the product to be offered, and the sales rates and selling prices of the product when an associated community is anticipated to open for sales. The Company evaluates various factors to develop these forecasts, including the availability of and demand for homes and finished lots within the relevant marketplace; historical, current and future sales trends for the marketplace; and third-party data, if available. Based on these factors, the Company formulates assumptions for future performance that it believes are reasonable. These various estimates, trends and expectations used in the Company’s inventory assessments are specific to each land parcel or community and may vary among land parcels or communities.

A real estate asset is considered impaired when its carrying value is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rate used in the Company’s estimated discounted cash flows was 17% during the three-month periods ended February 29, 2012 and February 28, 2011. The discount rate used and related discounted cash flows are

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

Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $6.6 million in the three months ended February 29, 2012 associated with two communities with a post-impairment fair value of $12.2 million. In the three months ended February 28, 2011, the Company recognized $1.0 million of pretax, noncash inventory impairment charges associated with three land parcels or communities with a post-impairment fair value of $1.2 million. As of February 29, 2012, the aggregate carrying value of the Company’s inventory that had been impacted by pretax, noncash inventory impairment charges was $341.7 million, representing 52 land parcels or communities. As of November 30, 2011, the aggregate carrying value of the Company’s inventory that had been impacted by pretax, noncash inventory impairment charges was $338.5 million, representing 53 land parcels or communities.

The Company’s inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet the Company’s internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors, among others: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in its marketing strategy, the Company writes off the related inventory costs, including non-refundable deposits and pre-acquisition costs. Based on the results of its assessments, the Company recognized no pretax, noncash land option contract abandonment charges in the three months ended February 29, 2012. In the three months ended February 28, 2011, the Company recognized $.8 million of such charges corresponding to 141 lots. Inventory impairment and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.

The estimated remaining life of each land parcel or community in the Company’s inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future sales and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, the Company estimates its inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and expected delivery timelines, the Company expects to realize, on an overall basis, the majority of its current inventory balance within five years.

Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of the Company’s inventory assets and the realization of its inventory balances, it is possible that actual results could differ substantially from those estimated.

7.	Fair Value Disclosures

Accounting Standards Codification Topic No. 820, “Fair Value Measurements and Disclosures,” defines fair value, provides a framework for measuring the fair value of assets and liabilities under GAAP, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value may not be recoverable. The following table presents the Company’s assets measured at fair value on a nonrecurring basis during the three months ended February 29, 2012 and the year ended November 30, 2011 (in thousands):

	Fair Value
Description	Hierarchy	February 29, 2012 (a)	November 30, 2011 (a)
Long-lived assets held and used	Level 2	$—	$75
Long-lived assets held and used	Level 3	12,239	33,947
Total		$12,239	$34,022

(a)	Amounts represent the aggregate fair values for land parcels or communities for which the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these land parcels and communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying value of $18.8 million were written down to their fair value of $12.2 million during the three months ended February 29, 2012, resulting in noncash inventory impairment charges of $6.6 million. Long-lived assets held and used with a carrying value of $56.7 million were written down to their fair value of $34.0 million during the year ended November 30, 2011, resulting in noncash inventory impairment charges of $22.7 million.

The fair values for the Company’s long-lived assets held and used that were determined using Level 2 inputs were based on an executed contract. The fair values for the Company’s long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rates used and related discounted cash flows were impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors were specific to each land parcel or community and may have varied among land parcels or communities.

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

The following table presents the carrying value and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair value (in thousands):

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value Disclosures (continued)

	February 29, 2012		November 30, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes due 2014 at 5 3/4%	$193,452	$195,633	$249,647	$232,500
Senior notes due 2015 at 5 7/8%	169,626	170,007	299,273	270,000
Senior notes due 2015 at 6 1/4%	296,171	297,038	449,795	401,625
Senior notes due 2017 at 9.10%	261,001	278,250	260,865	235,519
Senior notes due 2018 at 7 1/4%	299,037	297,000	299,007	251,625
Senior notes due 2020 at 8.00%	344,858	351,750	—	—

The fair values of the Company’s senior notes are estimated based on quoted market prices.

The carrying values reported for cash and cash equivalents, restricted cash, mortgages and notes receivable, and mortgages and land contracts due to land sellers and other loans approximate fair values.

8.	Variable Interest Entities

The Company participates in joint ventures from time to time that conduct land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary. All of the Company’s joint ventures at February 29, 2012 and November 30, 2011 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

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

In compliance with ASC 810, the Company analyzes its land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of February 29, 2012 and November 30, 2011 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option contracts and other similar contracts.

As of February 29, 2012, the Company had cash deposits totaling $2.2 million associated with land option contracts and other similar contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $298.1 million, and had cash deposits totaling $18.5 million associated with land option contracts and other similar contracts that the Company determined were not VIEs, having an aggregate

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Variable Interest Entities (continued)

purchase price of $298.9 million. As of November 30, 2011, the Company had cash deposits totaling $8.1 million associated with land option contracts and other similar contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $122.1 million, and had cash deposits totaling $12.8 million associated with land option contracts and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $223.0 million.

The Company’s exposure to loss related to its land option contracts and other similar contracts with third parties and unconsolidated entities consisted of its deposits, which totaled $20.7 million at February 29, 2012 and $20.9 million at November 30, 2011, and are included in inventories in the Company’s consolidated balance sheets. In addition, the Company had outstanding letters of credit of $.2 million at February 29, 2012 and $1.7 million at November 30, 2011 in lieu of cash deposits under certain land option contracts or other similar contracts.

The Company also evaluates its land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in its consolidated balance sheets by $21.4 million at February 29, 2012 and $23.9 million at November 30, 2011.

9.	Investments in Unconsolidated Joint Ventures

The Company has investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where the Company’s homebuilding operations are located. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. These investments are designed primarily to reduce market and development risks and to increase the number of homesites owned and controlled by the Company. In some instances, participating in unconsolidated joint ventures has enabled the Company to acquire and develop land that it might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While the Company considers its participation in unconsolidated joint ventures as potentially beneficial to its homebuilding activities, it does not view such participation as essential and has unwound its participation in a number of unconsolidated joint ventures in the past few years.

The Company typically has obtained rights to purchase portions of the land held by the unconsolidated joint ventures in which it currently participates. When an unconsolidated joint venture sells land to the Company’s homebuilding operations, the Company defers recognition of its share of such unconsolidated joint venture’s earnings until a home sale is closed and title passes to a homebuyer, at which time the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.

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

With respect to the Company’s investments in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included no pretax, noncash impairment charges for the three months ended February 29, 2012 and $53.7 million of such charges for the three months ended February 28, 2011. The impairment charges for the three months ended February 28, 2011 reflected the write off of the Company’s remaining investment in South Edge, LLC (“South Edge”). South Edge was a residential development joint venture in the Company’s Southwest reporting segment. The Company wrote off its remaining investment in South Edge based on the Company’s determination that South Edge was no longer able to perform its activities as originally intended following a court decision in the first quarter of 2011 to enter an order for relief on a Chapter 11 involuntary bankruptcy petition filed against the joint venture.

The following table presents information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenues	$—	$230
Construction and land costs	6	(222)
Other expenses, net	(461)	(4,367)

Loss	$(455)	$(4,359)

The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	February 29, 2012	November 30, 2011
Assets
Cash	$21,614	$8,923
Receivables	14,125	19,503
Inventories	353,522	368,306
Other assets	151	151

Total assets	$389,412	$396,883

Liabilities and equity
Accounts payable and other liabilities	$91,825	$96,981
Equity	297,587	299,902

Total liabilities and equity	$389,412	$396,883

The following table presents information relating to the Company’s investments in unconsolidated joint ventures as of the dates specified (dollars in thousands):

	February 29, 2012	November 30, 2011
Number of investments in unconsolidated joint ventures (a)	8	8

Investments in unconsolidated joint ventures (a)	$121,307	$127,926

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Investments in Unconsolidated Joint Ventures (continued)

(a)	The Company’s investments in unconsolidated joint ventures as of February 29, 2012 and November 30, 2011 include Inspirada Builders, LLC, an unconsolidated joint venture that was formed in 2011 in connection with the South Edge Plan (as defined below) and in which a wholly owned subsidiary of the Company is a member. As part of the South Edge Plan, land previously owned by South Edge was transferred to Inspirada Builders, LLC in November 2011. The Company anticipates that it will acquire its share of the land from Inspirada Builders, LLC through a future distribution.

The Company’s unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements. To finance their respective land acquisition and development activities, certain of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. None of the Company’s unconsolidated joint ventures had outstanding debt at February 29, 2012 or November 30, 2011.

In certain instances, the Company and/or its partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guarantees to the unconsolidated joint venture’s lenders. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute capital to an unconsolidated joint venture to enable it to fund its completion obligations. The Company’s potential responsibility under its completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty refers to the payment of losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project. The Company does not believe it currently has exposure with respect to any of its completion or carve-out guarantees.

In the first quarter of 2011, as a result of recording a probable obligation related to a limited several repayment guaranty (the “Springing Guaranty”) that the Company had provided to the administrative agent for the lenders to South Edge, and taking into account accruals it had previously established with respect to its investment in South Edge, the Company recognized a charge of $22.8 million that was reflected as a loss on loan guaranty in its consolidated statements of operations. This charge was in addition to the joint venture impairment charge of $53.7 million to write off the Company’s remaining investment in South Edge. South Edge underwent and completed a bankruptcy reorganization in 2011. In connection with a consensual plan of reorganization for South Edge that was confirmed by a bankruptcy court in November 2011 (the “South Edge Plan”) and the resolution of other matters concerning South Edge, the Company’s obligations under the Springing Guaranty were eliminated in the fourth quarter of 2011.

10.	Other Assets

Other assets consisted of the following (in thousands):

	February 29, 2012	November 30, 2011
Cash surrender value of insurance contracts	$63,069	$59,718
Debt issuance costs	10,295	4,219
Property and equipment, net	7,839	7,801
Prepaid expenses	5,593	2,214
Net deferred tax assets	1,152	1,152

Total	$87,948	$75,104

11.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Accrued Expenses and Other Liabilities (continued)

	February 29, 2012	November 30, 2011
Construction defect and other litigation liabilities	$99,610	$101,017
Employee compensation and related benefits	72,327	76,960
Warranty liability	64,607	67,693
Accrued interest payable	28,080	43,129
Liabilities related to inventory not owned	21,368	23,903
Real estate and business taxes	4,850	10,770
Other	46,944	50,934

Total	$337,786	$374,406

12.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands):

	February 29, 2012	November 30, 2011
Mortgages and land contracts due to land sellers and other loans	$23,269	$24,984
Senior notes due 2014 at 5 3/4%	193,452	249,647
Senior notes due 2015 at 5 7/8%	169,626	299,273
Senior notes due 2015 at 6 1/4%	296,171	449,795
Senior notes due 2017 at 9.10%	261,001	260,865
Senior notes due 2018 at 7 1/4%	299,037	299,007
Senior notes due 2020 at 8.00%	344,858	—

Total	$1,587,414	$1,583,571

The Company maintains the LOC Facilities to provide letters of credit in the ordinary course of operating its business. As of February 29, 2012 and November 30, 2011, $61.8 million and $63.8 million, respectively, of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require the Company to deposit and maintain cash with the issuing financial institutions as collateral for its letters of credit outstanding. The Company may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.

On February 7, 2012, pursuant to its universal shelf registration statement filed with the SEC on September 20, 2011 (the “2011 Shelf Registration”), the Company issued $350.0 million in aggregate principal amount of 8.00% senior notes due 2020 (the “$350 Million Senior Notes”). The $350 Million Senior Notes, which are due on March 15, 2020, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. If a change in control occurs as defined in the instruments governing the $350 Million Senior Notes, the Company would be required to offer to purchase the $350 Million Senior Notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. The $350 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. The Company used substantially all of the net proceeds from the issuance of the $350 Million Senior Notes to purchase, pursuant to the terms of tender offers that were initially made on January 19, 2012 (the “Tender Offers”), $56.3 million in

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Mortgages and Notes Payable (continued)

aggregate principal amount of its 5  3/4% senior notes due 2014, $130.0 million in aggregate principal amount of its 5  7/8% senior notes due 2015 and $153.7 million in aggregate principal amount of its 6  1/4% senior notes due 2015. The applicable Tender Offers expired on February 15, 2012. The total amount paid to purchase these senior notes was $340.5 million. The Company incurred a loss of $2.0 million in the first quarter of 2012 related to the early redemption of debt due to a premium paid under the applicable Tender Offers and the unamortized original issue discount.

The indenture governing the Company’s senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike the Company’s other senior notes, the terms governing both the Company’s $265.0 million in aggregate principal amount of 9.10% senior notes due 2017 (the “$265 Million Senior Notes”) and the $350 Million Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.

As of February 29, 2012, the Company was in compliance with the applicable terms of all of its covenants under the Company’s senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to secure future debt financing may depend in part on its ability to remain in such compliance.

Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2012 – $23.3 million; 2013 – $0; 2014 – $193.4 million; 2015 – $465.8 million; 2016 – $0; and thereafter – $904.9 million.

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

The changes in the Company’s warranty liability are as follows (in thousands):

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Commitments and Contingencies (continued)

	Three Months Ended
	February 29, 2012	February 28, 2011
Balance at beginning of period	$67,693	$93,988
Warranties issued	1,317	848
Payments	(4,436)	(7,809)
Adjustments	33	34

Balance at end of period	$64,607	$87,061

The Company’s overall warranty liability of $64.6 million at February 29, 2012 included $3.9 million for estimated remaining repair costs associated with 73 homes that have been identified as containing or suspected of containing allegedly defective drywall manufactured in China. These homes are located in Florida and were primarily delivered in 2006 and 2007. The Company’s overall warranty liability of $67.7 million at November 30, 2011 included $4.8 million for the estimated remaining repair costs associated with 87 such identified affected homes. The decrease in the liability for estimated repair costs associated with identified affected homes during the three months ended February 29, 2012 reflected the lower number of identified affected homes with unresolved repairs at February 29, 2012 compared to November 30, 2011. During the three months ended February 29, 2012, repairs were resolved on 15 identified affected homes, and the Company identified one additional affected home. For these purposes, the Company considers repairs for identified affected homes to be “resolved” when all repairs are complete and all repair costs are fully paid. Repairs for identified affected homes are considered “unresolved” if repairs are not complete and/or there are repair costs remaining to be paid.

During the three months ended February 29, 2012 and February 28, 2011, the Company paid $1.3 million and $5.4 million, respectively, to repair identified affected homes, and estimated its additional repair costs with respect to the identified affected homes to be $.4 million and $3.7 million, respectively. Since first identifying affected homes in 2009, the Company has identified a total of 468 affected homes and has resolved repairs on 395 of those homes through February 29, 2012. As of February 29, 2012, the Company has paid $41.8 million of the total estimated repair costs of $45.7 million associated with the identified affected homes. The Company believes that it has identified substantially all potentially affected homes and anticipates it will receive only nominal additional claims in future periods.

In assessing its overall warranty liability, the Company evaluates the costs related to identified homes affected by the allegedly defective drywall material and other home warranty-related items on a combined basis. Based on its assessments, the Company determined that its overall warranty liability at each reporting date was sufficient with respect to the Company’s then-estimated remaining repair costs associated with identified affected homes and its overall warranty obligations on homes delivered. In light of these assessments, the Company did not incur charges in its consolidated statements of operations for the three months ended February 29, 2012 or February 28, 2011 with respect to repair costs associated with the identified affected homes. The overall warranty liability has decreased in part because of the payments the Company has made to resolve repairs on identified affected homes and in part due to the decrease in the number of homes the Company has delivered over the past several years.

As of February 29, 2012, the Company has been named as a defendant in 11 lawsuits relating to the allegedly defective drywall material, and it may in the future be subject to other similar litigation or claims that could cause the Company to incur significant costs. Given the preliminary stages of the proceedings, the Company has not concluded whether the outcome of any of these lawsuits will be material to its consolidated financial statements.

The Company intends to seek and is undertaking efforts, including legal proceedings, to obtain reimbursement from various sources, including suppliers and insurers, for the costs it has incurred or expects to incur to investigate and complete repairs and to defend itself in litigation associated with this drywall material. Given

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Commitments and Contingencies (continued)

uncertainties in the potential outcomes of these efforts, some of which may involve pursuing claims in international forums, the Company has not recorded any amounts for potential future recoveries as of February 29, 2012.

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

Insurance. The Company has, and requires the majority of its subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the estimated costs required to cover its self-insured retention and deductible amounts under its insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $92.1 million at February 29, 2012 and $94.9 million at November 30, 2011. These amounts are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company’s expenses associated with self-insurance totaled $2.3 million for each of the three-month periods ended February 29, 2012 and February 28, 2011. These expenses were largely offset by contributions from subcontractors participating in the wrap-up policy.

Performance Bonds and Letters of Credit. The Company is often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of its projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of its unconsolidated joint ventures. At February 29, 2012, the Company had $330.0 million of performance bonds and $61.8 million of letters of credit outstanding. At November 30, 2011, the Company had $361.6 million of performance bonds and $63.8 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. The Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.

Land Option Contracts. In the ordinary course of business, the Company enters into land option contracts and other similar contracts to procure rights to land parcels for the construction of homes. At February 29, 2012, the Company had total deposits of $20.9 million, comprised of $20.7 million of cash deposits and $.2 million of letters of credit, to purchase land having an aggregate purchase price of $597.0 million. The Company’s land option contracts and other similar contracts generally do not contain provisions requiring the Company’s specific performance.

14.	Legal Matters

Nevada Development Contract Litigation

On November 4, 2011, the Eighth Judicial District Court, Clark County, Nevada set for trial a consolidated

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Legal Matters (continued)

action against KB HOME Nevada Inc., a wholly owned subsidiary of the Company (“KB Nevada”), in a case entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et. al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleges that KB Nevada breached the development agreement, and also alleges that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs seek rescission of the agreements or a rescissory measure of damages or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages (the “Claimed Damages”). KB Nevada denies the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. While the ultimate outcome is uncertain — the Company believes it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages and could be material to the Company’s consolidated financial statements — KB Nevada believes it will be successful in defending against the plaintiffs’ claims and that the plaintiffs will not be awarded recission or damages. The trial is currently set for September 2012.

Southern California Project Development Case

On December 27, 2011, the jury in a case entitled KB HOME Coastal Inc. et al. v. Estancia Coastal, returned a verdict against KB HOME Coastal Inc., a wholly owned subsidiary, and the Company for $9.8 million, excluding legal fees and interest. The case related to a land option contract and a construction agreement between KB HOME Coastal Inc. and the plaintiff. Based on pre-trial analysis, the verdict was not expected, and KB HOME Coastal Inc. and the Company intend to file a motion for judgment notwithstanding the verdict and a motion for a new trial, ahead of a possible appeal of what they believe was an incorrect result. While the ultimate outcome is uncertain, KB HOME Coastal Inc. and the Company believe they will be successful in resolving the matter for an amount less than the jury’s verdict. The ultimate loss for this matter is estimated to range from $2.9 million to $13 million, including legal fees and interest. In accordance with Accounting Standards Codification Topic No. 450, “Contingencies,” as no amount in that range appears to be a better estimate than any other amount, the Company’s consolidated financial statements at February 29, 2012 included an accrual of $2.9 million for this matter. However, it is reasonably possible that the loss could exceed the amount accrued within the estimated range described above.

Other Matters

In addition to the specific proceedings described above, the Company is involved in other litigation and regulatory proceedings incidental to its business that are in various procedural stages. The Company believes that the accruals it has recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 29, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on the Company’s consolidated financial statements. The Company evaluates its accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjusts them to reflect (i) the facts and circumstances known to the Company at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on its experience, the Company believes that the amounts that may be claimed or alleged against it in these proceedings are not a meaningful indicator of its potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses the Company may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to the Company’s consolidated financial statements.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Stockholders’ Equity

As of February 29, 2012, the Company was authorized to repurchase four million shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any of its common stock under this program in the three months ended February 29, 2012. The Company has not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of the Company’s board of directors.

During the three months ended February 29, 2012, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 16, 2012 to stockholders of record on February 7, 2012. A cash dividend of $.0625 per share of common stock was also declared and paid during the three months ended February 28, 2011.

16.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS” (“ASU 2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance concerns disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	Income Taxes

The Company’s income tax expense totaled $.4 million for each of the three-month periods ended February 29, 2012 and February 28, 2011. Due to the effects of its deferred tax asset valuation allowances and changes in its unrecognized tax benefits, the Company’s effective tax rates for the three months ended February 29, 2012 and February 28, 2011 are not meaningful items as the Company’s income tax amounts are not directly correlated to the amount of its pretax losses for those periods.

In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), the Company evaluates its deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The realization of deferred tax assets depends primarily on the Company’s ability to generate sustained profitability. During the three months ended February 29, 2012, the Company recorded a valuation allowance of $18.3 million against net deferred tax assets generated from the loss for the period. During the three months ended February 28, 2011, the Company recorded a similar valuation allowance of $45.1 million against net deferred tax assets. The Company’s net deferred tax assets totaled $1.1 million at both February 29, 2012 and November 30, 2011. The deferred tax asset valuation allowance increased to $866.1 million at February 29, 2012 from $847.8 million at November 30, 2011. This increase reflected the impact of the $18.3 million valuation allowance recorded during the three months ended February 29, 2012.

During the three months ended February 29, 2012, the Company had no additions to its total gross unrecognized tax benefits as a result of the current status of federal and state audits. The total amount of unrecognized tax benefits, including interest and penalties, that would affect the effective tax rate was $1.9 million as of February 29, 2012. The Company anticipates that total unrecognized tax benefits will decrease by approximately $.5 million during the 12 months from this reporting date due to various state filings associated with the resolution of the federal audit.

The benefits of the Company’s net operating losses (“NOLs”), built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on the Company’s analysis performed as of February 29, 2012, the Company does not believe it has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Summary of cash and cash equivalents at end of period:
Homebuilding	$304,171	$735,766
Financial services	3,204	6,732

Total	$307,375	$742,498

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$31,334	$26,430
Income taxes paid	174	67
Income taxes refunded	58	—

Supplemental disclosure of noncash activities:
Increase (decrease) in consolidated inventories not owned	$(2,536)	$14,493

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Supplemental Guarantor Information

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

The supplemental financial information for the periods presented below reflects the relevant subsidiaries of the Company that were Guarantor Subsidiaries as of and for the respective periods then ended. Accordingly, information for any period presented does not reflect subsequent changes, if any, in the subsidiaries of the Company considered to be Guarantor Subsidiaries.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Operations

Three Months Ended February 29, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$146,489	$108,069	$—	$254,558

Homebuilding:
Revenues	$—	$146,489	$105,406	$—	$251,895
Construction and land costs	—	(134,982)	(92,376)	—	(227,358)
Selling, general and administrative expenses	(14,000)	(21,172)	(20,514)	—	(55,686)

Operating loss	(14,000)	(9,665)	(7,484)	—	(31,149)
Interest income	125	1	9	—	135
Interest expense	14,120	(23,882)	(6,524)	—	(16,286)
Equity in loss of unconsolidated joint ventures	—	(51)	(21)	—	(72)

Homebuilding pretax income (loss)	245	(33,597)	(14,020)	—	(47,372)
Financial services pretax income	—	—	1,970	—	1,970

Total pretax income (loss)	245	(33,597)	(12,050)	—	(45,402)
Income tax expense	—	(300)	(100)	—	(400)
Equity in net loss of subsidiaries	(46,047)	—	—	46,047	—

Net loss	$(45,802)	$(33,897)	$(12,150)	$46,047	$(45,802)

Three Months Ended February 28, 2011 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$49,207	$147,733	$—	$196,940

Homebuilding:
Revenues	$—	$49,207	$146,094	$—	$195,301
Construction and land costs	—	(46,577)	(124,219)	—	(170,796)
Selling, general and administrative expenses	(18,670)	1,125	(32,060)	—	(49,605)
Loss on loan guaranty	—	—	(22,758)	—	(22,758)

Operating income (loss)	(18,670)	3,755	(32,943)	—	(47,858)
Interest income	313	4	66	—	383
Interest expense	9,850	(8,307)	(12,982)	—	(11,439)
Equity in loss of unconsolidated joint ventures	—	(43)	(55,794)	—	(55,837)

Homebuilding pretax loss	(8,507)	(4,591)	(101,653)	—	(114,751)
Financial services pretax income	—	—	625	—	625

Total pretax loss	(8,507)	(4,591)	(101,028)	—	(114,126)
Income tax expense	—	—	(400)	—	(400)
Equity in net loss of subsidiaries	(106,019)	—	—	106,019	—

Net loss	$(114,526)	$(4,591)	$(101,428)	$106,019	$(114,526)

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Balance Sheets

February 29, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$259,419	$24,385	$20,367	$—	$304,171
Restricted cash	63,884	6	—	—	63,890
Receivables	820	31,369	40,253	—	72,442
Inventories	—	1,260,358	488,019	—	1,748,377
Investments in unconsolidated joint ventures	—	107,321	13,986	—	121,307
Other assets	79,414	690	7,844	—	87,948

	403,537	1,424,129	570,469	—	2,398,135
Financial services	—	—	7,938	—	7,938
Investments in subsidiaries	(35,592)	—	—	35,592	—

Total assets	$367,945	$1,424,129	$578,407	$35,592	$2,406,073

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$113,316	$147,364	$158,006	$—	$418,686
Mortgages and notes payable	1,539,035	44,281	4,098	—	1,587,414

	1,652,351	191,645	162,104	—	2,006,100
Financial services	—	—	6,105	—	6,105
Intercompany	(1,678,274)	1,266,081	412,193	—	—
Stockholders’ equity	393,868	(33,597)	(1,995)	35,592	393,868

Total liabilities and stockholders’ equity	$367,945	$1,424,129	$578,407	$35,592	$2,406,073

November 30, 2011 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$340,957	$32,876	$41,217	$—	$415,050
Restricted cash	64,475	6	—	—	64,481
Receivables	801	29,250	36,128	—	66,179
Inventories	—	1,256,468	475,161	—	1,731,629
Investments in unconsolidated joint ventures	—	113,921	14,005	—	127,926
Other assets	67,059	730	7,315	—	75,104

	473,292	1,433,251	573,826	—	2,480,369
Financial services	—	—	32,173	—	32,173
Investments in subsidiaries	34,235	—	—	(34,235)	—

Total assets	$507,527	$1,433,251	$605,999	$(34,235)	$2,512,542

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$121,572	$181,835	$175,413	$—	$478,820
Mortgages and notes payable	1,533,477	45,925	4,169	—	1,583,571

	1,655,049	227,760	179,582	—	2,062,391
Financial services	—	—	7,494	—	7,494
Intercompany	(1,590,179)	1,205,491	384,688	—	—
Stockholders’ equity	442,657	—	34,235	(34,235)	442,657

Total liabilities and stockholders’ equity	$507,527	$1,433,251	$605,999	$(34,235)	$2,512,542

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Cash Flows

Three Months Ended February 29, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(45,802)	$(33,897)	$(12,150)	$46,047	$(45,802)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	51	(121)	—	(70)
Inventory impairments and land option contract abandonments	—	6,572	—	—	6,572
Changes in assets and liabilities:
Receivables	(19)	(2,119)	20,431	—	18,293
Inventories	—	(12,997)	(12,859)	—	(25,856)
Accounts payable, accrued expenses and other liabilities	(9,889)	(31,936)	(18,796)	—	(60,621)
Other, net	(5,390)	189	3,101	—	(2,100)

Net cash used by operating activities	(61,100)	(74,137)	(20,394)	46,047	(109,584)

Cash flows from investing activities:
Return of investment in (contributions to) unconsolidated joint ventures	—	6,549	(2)	—	6,547
Purchases of property and equipment, net	(21)	(149)	(259)	—	(429)

Net cash provided (used) by investing activities	(21)	6,400	(261)	—	6,118

Cash flows from financing activities:
Change in restricted cash	591	—	—	—	591
Proceeds from issuance of senior notes	344,831	—	—	—	344,831
Payment of senior notes issuance costs	(5,816)	—	—	—	(5,816)
Repayment of senior notes	(340,481)	—	—	—	(340,481)
Payments on mortgages and land contracts due to land sellers and other loans	—	(1,644)	(71)	—	(1,715)
Issuance of common stock under employee stock plans	175	—	—	—	175
Payments of cash dividends	(4,818)	—	—	—	(4,818)
Intercompany	(14,899)	60,890	56	(46,047)	—

Net cash provided (used) by financing activities	(20,417)	59,246	(15)	(46,047)	(7,233)

Net decrease in cash and cash equivalents	(81,538)	(8,491)	(20,670)	—	(110,699)
Cash and cash equivalents at beginning of period	340,957	32,876	44,241	—	418,074

Cash and cash equivalents at end of period	$259,419	$24,385	$23,571	$—	$307,375

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Supplemental Guarantor Information (continued)

Three Months Ended February 28, 2011 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(114,526)	$(4,591)	$(101,428)	$106,019	$(114,526)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in loss of unconsolidated joint ventures	—	43	55,944	—	55,987
Loss on loan guaranty	—	—	22,758	—	22,758
Gain on sale of operating property	—	(8,825)	—	—	(8,825)
Inventory impairments and land option contract abandonments	—	112	1,642	—	1,754
Changes in assets and liabilities:
Receivables	307	(743)	5,063	—	4,627
Inventories	—	(15,946)	(48,994)	—	(64,940)
Accounts payable, accrued expenses and other liabilities	(12,135)	(11,222)	(32,115)	—	(55,472)
Other, net	(4,259)	(3,160)	1,157	—	(6,262)

Net cash used by operating activities	(130,613)	(44,332)	(95,973)	106,019	(164,899)

Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(101)	(510)	—	(611)
Proceeds from sale of operating property	—	80,600	—	—	80,600
Sales (purchase) of property and equipment, net	(240)	(18)	184	—	(74)

Net cash provided (used) by investing activities	(240)	80,481	(326)	—	79,915

Cash flows from financing activities:
Change in restricted cash	(5,710)	—	—	—	(5,710)
Payments on mortgages and land contracts due to land sellers and other loans	—	(70,501)	—	—	(70,501)
Issuance of common stock under employee stock plans	69	—	—	—	69
Payments of cash dividends	(4,806)	—	—	—	(4,806)
Intercompany	(18,352)	34,114	90,257	(106,019)	—

Net cash provided (used) by financing activities	(28,799)	(36,387)	90,257	(106,019)	(80,948)

Net decrease in cash and cash equivalents	(159,652)	(238)	(6,042)	—	(165,932)
Cash and cash equivalents at beginning of period	770,603	3,619	134,208	—	908,430

Cash and cash equivalents at end of period	$610,951	$3,381	$128,166	$—	$742,498

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our consolidated results of operations for the three months ended February 29, 2012 and February 28, 2011 (in thousands, except per share amounts):

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenues:
Homebuilding	$251,895	$195,301
Financial services	2,663	1,639

Total	$254,558	$196,940

Pretax income (loss):
Homebuilding	$(47,372)	$(114,751)
Financial services	1,970	625

Total pretax loss	(45,402)	(114,126)
Income tax expense	(400)	(400)

Net loss	$(45,802)	$(114,526)

Basic and diluted loss per share	$(.59)	$(1.49)

In the first quarter of 2012, reflecting improving trends in the overall economy, including recent job growth and higher consumer confidence, the overall housing market showed signs that it is stabilizing and beginning to recover from the severe housing downturn that began in mid-2006. Along with the more favorable economic conditions, housing affordability remains historically high, particularly compared to rising rental costs, and interest rates for residential consumer mortgage loans are relatively low. The pace of recovery is uneven, however, with some markets exhibiting relative strength, while other areas will likely take longer for a rebound to manifest, and with greater sales activity for existing homes than for new homes. In addition, and notwithstanding the modestly improved environment, the homebuilding industry still faces significant challenges from a persistent oversupply of homes available for sale, including a sizeable inventory of lender-owned homes acquired through foreclosures and short sales, and restrained consumer demand for housing. Although consumer confidence has revived somewhat, consumer demand remains tempered by several factors, including turbulent macroeconomic conditions, uncertainty as to whether recent employment growth can be sustained, tight residential consumer mortgage lending standards and reduced credit availability for residential consumer mortgage loans. While it is unclear if the recent upturn in business conditions marks the bottoming of the housing downturn, we anticipate that the housing market in general will gradually strengthen to the extent the economy continues to advance.

In the three months ended February 29, 2012, we continued to make progress on our primary strategic goals — to achieve and maintain profitability at the scale of prevailing market conditions; to generate cash and maintain a strong balance sheet; and to position our business to capitalize on future growth opportunities — but our financial and operational results were mixed. We ended the 2012 first quarter with both the number of homes and potential future housing revenues in backlog up 30% from a year ago, although our net orders moderated during the quarter both sequentially and compared to the year-earlier quarter. At the same time, we generated year-over-year growth in homes delivered and revenues, and reduced our net loss significantly from the first quarter of 2011. While our net orders did not meet expectations — and we do not see them as necessarily reflecting current market conditions — we believe that the actions we took in the first quarter of 2012 to put in place a new preferred mortgage lender relationship, as further described below; to further invest in land and land development in desirable locations within our served markets; to extend our senior debt maturity schedule through the issuance of the $350 Million Senior Notes and the related completion of the applicable Tender Offers; and to continue the implementation of initiatives that support our three primary goals, helped to strengthen our underlying business and will, in conjunction with improved economic conditions, enable us to take advantage of any future improvements in housing markets as they occur.

Our total revenues of $254.6 million for the three months ended February 29, 2012 increased 29% from $196.9 million for the year-earlier period, mainly due to higher housing revenues. Housing revenues totaled $251.9 million for the first quarter of 2012, up 29% from $195.2 million for the first quarter of 2011, reflecting a 21% increase in the number of homes delivered and a 6% increase in the average selling price. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 1,150 homes in the first quarter of 2012 at an average selling price of $219,000, compared with 949 homes delivered at an average selling price of $205,700 in the year-earlier quarter.

The year-over-year increase in the number of homes delivered in the first quarter of 2012 reflected our relatively higher backlog level at the beginning of the year. At the start of our 2012 fiscal year, the number of homes in our backlog was up 61% on a year-over-year basis, primarily due to a 39% increase in net orders in the latter half of 2011.

Our overall average selling price for the three months ended February 29, 2012 increased from the year-earlier period mainly due to changes in community and product mix, as we delivered more homes from markets with economic and consumer demand dynamics that supported larger home sizes and higher selling prices. The year-over-year increase in our overall average selling price reflected increases of 6% and 26% in our West Coast and Southwest homebuilding reporting segments, respectively, partly offset by decreases of 1% and 3% in our Central and Southeast homebuilding reporting segments, respectively.

Included in our total revenues were financial services revenues of $2.7 million for the three months ended February 29, 2012 and $1.6 million for the three months ended February 28, 2011. Financial services revenues increased in the first quarter of 2012 compared to a year ago, primarily due to revenues associated with a marketing services agreement with our preferred mortgage lender, which is further described below, and higher revenues from insurance commissions.

We generated a net loss of $45.8 million, or $.59 per diluted share, for the three months ended February 29, 2012, compared to a net loss of $114.5 million, or $1.49 per diluted share, for the three months ended February 28, 2011. Our 2012 first quarter net loss included pretax, noncash charges of $6.6 million for inventory impairments and a $2.0 million loss on the early extinguishment of debt. Our net loss for the quarter ended February 28, 2011 included pretax, noncash charges of $1.8 million for inventory impairments and land option contract abandonments, as well as a joint venture impairment charge of $53.7 million and a loss on loan guaranty of $22.8 million, both related to our investment in South Edge. South Edge was a residential development joint venture located near Las Vegas, Nevada in which one of our wholly owned subsidiaries participated along with other unrelated homebuilders and a third-party property development firm. South Edge underwent and completed a bankruptcy reorganization in 2011, a process that commenced in the first quarter of that year. The charges included in the 2011 first quarter were partly offset by a $3.6 million gain on the early extinguishment of secured debt.

Our homebuilding operations generated operating losses of $31.1 million for the three months ended February 29, 2012 and $47.9 million for the three months ended February 28, 2011. The homebuilding operating loss decreased in the first quarter of 2012 primarily due to the loss on loan guaranty that was included in the year-earlier quarter, though the impact of its absence in the 2012 first quarter was partly offset by higher current quarter selling, general and administrative expenses.

Gross profits of $24.5 million in the three months ended February 29, 2012 were flat with the year-earlier period as the increase in homes delivered was offset by a decrease in the housing gross profit margin. Our housing gross profit margin decreased to 9.7% in the first quarter of 2012 from 12.6% in the first quarter of 2011. Our housing gross profits in the 2012 first quarter included $6.6 million of inventory impairment charges. In the year-earlier quarter, the housing gross profits included $1.7 million of inventory impairment and land option contract abandonment charges. Our housing gross profit margin, excluding inventory impairment charges, was 12.3% in the first quarter of 2012, compared to a housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, of 13.4% in the year-earlier quarter. The calculation of this measure of housing gross profit margin is described below under “Non-GAAP Financial Measures.” The year-over-year decline in the housing gross profit margin was primarily driven by a lower proportion of deliveries from higher-margin communities in various markets, including one particular community in Northern California with an average selling price and housing gross profit margin that were substantially higher than our company-wide averages, and a change in the product mix of homes delivered. Our selling, general and administrative expenses of $55.7 million in the three months ended February 29, 2012 increased 12% from $49.6 million in the year-earlier period, mainly due to the higher volume of homes delivered. In addition, selling, general and administrative expenses in the first quarter of 2011 reflected a gain on the sale of a multi-level residential building we operated as a rental property, which was largely offset by a legal settlement. As a percentage of housing revenues, selling, general and administrative expenses were 22.1% for the three months ended February 29, 2012, compared to 25.4% for the year-earlier period, reflecting the impact of higher housing revenues from the increased volume of homes delivered.

We ended the first quarter of 2012 with $368.1 million of cash and cash equivalents and restricted cash. Our balance of unrestricted cash at the end of the first quarter of 2012 was $304.2 million. Our debt balance of $1.59 billion at February 29, 2012 increased from $1.58 billion at November 30, 2011, reflecting the issuance of the $350 Million Senior Notes, which was largely offset by the purchase of $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable Tender Offers. Our ratio of debt to total capital was 80.1% at February 29, 2012, compared to 78.2% at November 30, 2011. Our ratio of net debt to total capital (a calculation that is described below under “Non-GAAP Financial Measures”) was 75.6% at February 29, 2012, compared to 71.4% at November 30, 2011.

Our total backlog at February 29, 2012 was comprised of 2,203 homes, representing potential future housing revenues of approximately $460.0 million, compared to a backlog at February 28, 2011 of 1,689 homes, representing potential future housing revenues of approximately $353.6 million. Both the number of homes and potential future housing revenues in backlog increased 30% year over year due to a higher number of homes in backlog at the beginning of 2012, partly offset by a decrease in our net orders in the first quarter of 2012. Net orders from our homebuilding operations declined 8% to 1,197 in the first quarter of 2012 from 1,302 in the first quarter of 2011. Though gross orders in the 2012 first quarter were up 3% from the year-earlier quarter, net orders decreased during this same period primarily due to a higher cancellation rate. Our 2012 first quarter net orders were also lower due to diminished sales from our Southwest and Southeast homebuilding reporting segments, which reflects a strategic reduction in our investments in certain underperforming locations in those segments, and our deliberate efforts to prioritize gross profit margin improvement over sales pace, a focus that we intend to maintain in 2012. Our cancellation rate as a percentage of gross orders rose to 36% in the first quarter of 2012 from 29% in the year-earlier quarter. The increase in our cancellation rate stemmed in large part from a greater proportion of our potential homebuyers electing to use lenders that, in some instances, ultimately did not fund residential consumer mortgage loans that the lenders had preliminarily approved. These residential consumer mortgage loan funding issues contributed to the cancellation of home purchase contracts. We believe that a new preferred mortgage lender relationship we established in March 2012, as further described below, will mitigate the impact of this factor on cancellation rates after a transition process to this lender is completed. The strategic reduction in our investments in our Southwest and Southeast reporting segments, mainly exiting South Carolina in 2011 and significantly downsizing our business in Arizona and in Charlotte, North Carolina during 2011 and into 2012, is part of an ongoing redirection of our operational footprint towards better-performing markets.

HOMEBUILDING

The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenues:
Housing	$251,895	$195,223
Land	—	78

Total	251,895	195,301

	Three Months Ended
	February 29, 2012	February 28, 2011
Costs and expenses:
Construction and land costs
Housing	$227,358	$170,671
Land	—	125

Total	227,358	170,796
Selling, general and administrative expenses	55,686	49,605
Loss on loan guaranty	—	22,758

Total	283,044	243,159

Operating loss	$(31,149)	$(47,858)

Homes delivered	1,150	949
Average selling price	$219,000	$205,700
Housing gross profit margin as a percentage of housing revenues	9.7%	12.6%
Selling, general and administrative expenses as a percentage of housing revenues	22.1%	25.4%
Operating loss as a percentage of homebuilding revenues	-12.4%	-24.5%

We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of February 29, 2012, our reportable homebuilding segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by reporting segment and with respect to our unconsolidated joint ventures for the three-month periods ended February 29, 2012 and February 28, 2011, and our ending backlog at February 29, 2012 and February 28, 2011:

	Homes Delivered		Net Orders		Cancellation Rates
Segment	2012	2011	2012	2011	2012	2011
West Coast	309	224	289	404	34%	15%
Southwest	170	158	140	206	24	18
Central	487	363	547	448	39	39
Southeast	184	204	221	244	37	33

Total	1,150	949	1,197	1,302	36%	29%

Unconsolidated joint ventures	—	1	—	—	—	—

	Backlog – Homes		Backlog – Value (In Thousands)
Segment	2012	2011	2012	2011
West Coast	443	383	$150,638	$126,258
Southwest	173	187	32,139	27,970
Central	1,078	778	177,998	132,164
Southeast	509	341	99,176	67,242

Total	2,203	1,689	$459,951	$353,634

Unconsolidated joint ventures	—	—	$—	$—

Revenues. Homebuilding revenues totaled $251.9 million for the three months ended February 29, 2012, increasing 29% from $195.3 million for the corresponding period of 2011, primarily due to higher housing revenues. In the first quarter of 2012, all of our homebuilding revenues were generated entirely from housing operations. Housing revenues for the three months ended February 29, 2012 improved by $56.7 million, or 29%, from $195.2 million for the year-earlier period, due to a 21% increase in homes delivered and a 6% increase in the average selling price. We delivered 1,150 homes in the first quarter of 2012, up from 949 homes delivered in the year-earlier quarter. The increase in homes delivered was primarily due to our relatively higher backlog level at the beginning of our 2012 fiscal year, which was up 61% on a year-over-year basis largely due to a 39% year-over-year increase in net orders in the latter half of 2011.

Our overall average selling price of $219,000 for the quarter ended February 29, 2012 rose from $205,700 in the year-earlier quarter, reflecting higher average selling prices in two of our four homebuilding reporting segments. Year over year, average selling prices increased 6% in our West Coast reporting segment and 26% in our Southwest reporting segment. In our Central and Southeast reporting segments, the average selling prices for the three months ended February 29, 2012 decreased 1% and 3%, respectively, from the corresponding period of 2011. The increase in our overall average selling price was mainly due to changes in community and product mix, as we delivered more homes from markets with economic and consumer demand dynamics that supported larger home sizes and higher selling prices.

We had no land sale revenues in the three months ended February 29, 2012, compared to $.1 million in the year-earlier period. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions.

Operating Loss. Our homebuilding operations generated operating losses of $31.1 million for the three months ended February 29, 2012 and $47.9 million for the three months ended February 28, 2011, due to losses from housing operations. Our 2012 first quarter operating loss improved by $16.8 million from the year-earlier quarter, with the first quarter of 2011 negatively impacted by a $22.8 million loss on loan guaranty related to our investment in South Edge. This impact was partly offset by a year-over-year increase in selling, general and administrative expenses in the 2012 first quarter. Gross profits of $24.5 million from our homebuilding operations in the first quarter of 2012 were flat with the year-earlier period as the impact of the higher number of homes delivered was offset by a lower gross profit margin.

In the first three months of 2012, our housing gross profit margin decreased by 2.9 percentage points to 9.7% from 12.6% in the year-earlier quarter. Our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, was 12.3% in the first quarter of 2012 and 13.4% in the first quarter of 2011. The year-over-year decline in our housing gross profit margin was driven by a lower proportion of deliveries from higher-margin communities in various markets, including one particular community in Northern California with an average selling price and housing gross profit margin that were substantially higher than our company-wide averages, and a change in the product mix of homes delivered.

For the three months ended February 29, 2012, our housing gross profits included $6.6 million of inventory impairments. For the three months ended February 28, 2011, our housing gross profits included $1.7 million of inventory impairments and land option contract abandonments. Each land parcel or community in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified asset is evaluated for recoverability in accordance with ASC 360. We evaluated 37 land parcels or communities for recoverability during the three months ended February 29, 2012, and evaluated 31 land parcels or communities for recoverability during the three months ended February 28, 2011.

When an indicator of potential impairment is identified for a land parcel or community, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. The undiscounted future net cash flows consider recent trends in our sales, backlog and cancellation rates. Also taken into account are our future expectations related to the following: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. With respect to the three-month periods ended February 29, 2012 and February 28, 2011, these expectations reflected our experience that market conditions for our assets in inventory where impairment indicators were identified have been generally stable in 2011 and into 2012, with no significant deterioration or improvement identified as to revenue and cost drivers. In our assessments during the first quarter of 2012, we determined that the year-over-year decline in net orders in the period did not reflect a sustained change in market conditions preventing recoverability. Rather, we considered that the decline primarily reflected higher home purchase contract cancellation rates stemming from period-specific residential consumer mortgage loan funding issues, which we believe will be mitigated in future periods with a new preferred mortgage lender relationship we established in March 2012. In addition, with respect to recoverability, the impact of the decline in net orders was generally offset by a higher average selling price. Based on this experience, and taking into account the signs of stability in certain markets for new home sales, our inventory assessments as of February 29, 2012 considered an expected steady, if slightly improved, overall sales pace for the remainder of 2012.

Given the inherent challenges and uncertainties in forecasting future results, our inventory assessments at the time they are made generally assume the continuation of then-current market conditions, subject to identifying information suggesting a significant sustained deterioration or improvement, or other changes, in such conditions. Therefore, our inventory assessments, at the time made, anticipate sales rates, average selling prices and costs to generally continue at or near then-current levels through the affected asset’s estimated remaining life. Inventory assessments for our land held for future development also incorporate highly subjective forecasts for future performance, including the timing and projected costs of development and construction, the product to be offered, and the sales rates and selling prices of the product when an associated community is anticipated to open for sales. We evaluate various factors to develop these forecasts, including the availability of and demand for homes and finished lots within the relevant marketplace; historical, current and future sales trends for the marketplace; and third-party data, if available. Based on these factors, we formulate assumptions for future performance that we believe are reasonable. These various estimates, trends and expectations used in our inventory assessments are specific to each land parcel or community and may vary among land parcels or communities.

A real estate asset is considered impaired when its carrying value is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rate used in our estimated discounted cash flows was 17% during the three-month periods ended February 29, 2012 and February 28, 2011.

Based on the results of our evaluations, we recognized pretax, noncash inventory impairment charges of $6.6 million in the three months ended February 29, 2012 associated with two communities with a post-impairment fair value of $12.2 million. In the three months ended February 28, 2011, we recognized $1.0 million of pretax, noncash inventory impairment charges associated with three land parcels or communities with a post-impairment fair value of $1.2 million. As of February 29, 2012, the aggregate carrying value of our inventory that had been impacted by pretax, noncash inventory impairment charges was $341.7 million, representing 52 land parcels or communities. As of November 30, 2011, the aggregate carrying value of our inventory that had been impacted by pretax, noncash inventory impairment charges was $338.5 million, representing 53 land parcels or communities.

Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors, among others: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and pre-acquisition costs. Based on the results of our assessments, we recognized no pretax, noncash land option contract abandonment charges in the three months ended February 29, 2012. In the three months ended February 28, 2011, we recognized $.8 million of such charges corresponding to 141 lots. Inventory impairment and land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.

The estimated remaining life of each land parcel or community in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future sales and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and expected delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years.

The following table presents our inventory balance as of February 29, 2012, based on our current estimated timeframe as to the delivery of the last home within an applicable land parcel or community (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories as of February 29, 2012	$604.3	$533.4	$372.5	$238.2	$1,748.4

The inventory balance in the six to 10 years category as of February 29, 2012 was located throughout all of our homebuilding segments, though mostly in our West Coast and Southeast homebuilding reporting segments. The inventory balance in the greater than 10 years category as of February 29, 2012 was mainly located in various markets in our West Coast and Southwest homebuilding reporting segments. The inventory balances in the six to 10 years and greater than 10 years categories, which collectively represented 35% of our total inventory at February 29, 2012, were primarily comprised of inventory located in various submarkets where conditions do not justify further investment at this time; inventory subject to building permit moratorium or regulatory restrictions; large land parcels that we plan to build out over several years and/or parcels that have not yet been entitled and therefore, have an extended development timeline; and inventory that is part of a long-term, multi-phase community.

Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated.

As of this reporting date, we believe that the carrying value of our inventory is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes (including lender-owned homes), and the local economic conditions where an asset is located. However, if conditions in the overall housing market or in specific markets worsen in the future, if future changes in our marketing strategy significantly affect any key assumptions used in our fair value calculations, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize pretax, noncash charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets, including assets previously impaired. Any such pretax, noncash charges could be material to our consolidated financial statements.

We had no land sales in the three months ended February 29, 2012. Our land sales generated break-even results in the three months ended February 28, 2011.

Selling, general and administrative expenses totaled $55.7 million in the first quarter of 2012, increasing by $6.1 million, or 12%, from $49.6 million in the year-earlier quarter. The year-over-year increase was mainly due to the higher volume of homes delivered in the first quarter of 2012. Selling, general and administrative expenses in the first quarter of 2011 included a gain on the sale of a multi-level residential building, which was largely offset by a legal settlement. As a percentage of housing revenues, selling, general and administrative expenses improved to 22.1% in the first quarter of 2012 from 25.4% in the first quarter of 2011, reflecting the higher housing revenues from the increased volume of homes delivered.

Loss on Loan Guaranty. In the first quarter of 2011, as a result of recording a probable obligation related to the Springing Guaranty that we had provided to the administrative agent for the lenders to South Edge, and taking into account accruals we had previously established with respect to our investment in South Edge, we recognized a charge of $22.8 million that was reflected as a loss on loan guaranty in our consolidated statements of operations. South Edge underwent and completed a bankruptcy reorganization in 2011. In connection with a bankruptcy court’s confirmation in November 2011 of the South Edge Plan and the resolution of other matters concerning South Edge, our obligations under the Springing Guaranty were eliminated in the fourth quarter of 2011.

Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $.1 million in the three months ended February 29, 2012 and $.4 million in the three months ended February 28, 2011. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates. Mortgages receivable are primarily related to land sales. The year-over-year decline in interest income in the three months ended February 29, 2012 primarily reflected a decrease in the average balance of cash and cash equivalents we maintained.

Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $16.3 million for the three months ended February 29, 2012 and $11.4 million for the three months ended February 28, 2011. Interest expense for the three months ended February 29, 2012 included a $2.0 million loss on the early extinguishment of debt associated with the completion of the applicable Tender Offers. Interest expense for the three months ended February 28, 2011 included a $3.6 million gain on the early extinguishment of secured debt. The percentage of interest capitalized rose to 50% in the first quarter of 2012 from 49% in the year-earlier quarter due to an increase in the amount of inventory qualifying for interest capitalization. Gross interest incurred increased to $30.4 million in the first quarter of 2012 from $25.9 million in the corresponding quarter of 2011 as a result of the $2.0 million loss on the early extinguishment of debt in 2012, compared to the $3.6 million gain on the early extinguishment of secured debt in 2011.

Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures decreased to $.1 million for the three months ended February 29, 2012 compared to $55.8 million for the three months ended February 28, 2011. The loss in the three months ended February 29, 2012 was substantially lower than the loss in the year-earlier period due to a charge of $53.7 million we recognized in the three months ended February 28, 2011 to write off our remaining investment in South Edge. We wrote off our remaining investment in South Edge based on our determination that South Edge was no longer able to perform its activities as originally intended due to a court decision in the first quarter of 2011 to enter an order for relief on a Chapter 11 involuntary bankruptcy petition filed against the joint venture.

Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. There were no homes delivered or revenues generated by our unconsolidated joint ventures in the three months ended February 29, 2012. Our unconsolidated joint ventures delivered one home and posted combined revenues of $.2 million in the three months ended February 28, 2011. Our unconsolidated joint ventures generated combined losses of $.5 million in the first quarter of 2012 and $4.4 million in the corresponding quarter of 2011.

NON-GAAP FINANCIAL MEASURES

This report contains information about our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, and our ratio of net debt to total capital, both of which are not calculated in accordance with GAAP. We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because the housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, and the ratio of net debt to total capital are not calculated in accordance with GAAP, these financial measures may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.

Housing Gross Profit Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Housing revenues	$251,895	$195,223
Housing construction and land costs	(227,358)	(170,671)

Housing gross profits	24,537	24,552
Add: Inventory impairment and land option contract abandonment charges	6,572	1,703

Housing gross profits, excluding inventory impairment and land option contract abandonment charges	$31,109	$26,255

Housing gross profit margin as a percentage of housing revenues	9.7%	12.6%

Housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	12.3%	13.4%

Housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs before pretax, noncash inventory impairment and land option contract abandonment charges (as applicable) associated with housing operations recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profit we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross profit margin between periods. This financial measure assists us in making strategic decisions regarding product mix, product pricing and construction pace. We also believe investors will find housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of pretax, noncash charges for inventory impairments or land option contract abandonments.

Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	February 29, 2012	November 30, 2011
Mortgages and notes payable	$1,587,414	$1,583,571
Stockholders’ equity	393,868	442,657

Total capital	$1,981,282	$2,026,228

Ratio of debt to total capital	80.1%	78.2%

Mortgages and notes payable	$1,587,414	$1,583,571
Less: Cash and cash equivalents and restricted cash	(368,061)	(479,531)

Net debt	1,219,353	1,104,040
Stockholders’ equity	393,868	442,657

Total capital	$1,613,221	$1,546,697

Ratio of net debt to total capital	75.6%	71.4%

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

HOMEBUILDING SEGMENTS

The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
West Coast:
Revenues	$105,233	$71,771
Construction and land costs	(101,721)	(58,279)
Selling, general and administrative expenses	(14,146)	(1,139)

Operating income (loss)	(10,634)	12,353
Other, net	(8,126)	(3,488)

Pretax income (loss)	$(18,760)	$8,865

Southwest:
Revenues	$31,584	$23,300
Construction and land costs	(27,139)	(16,818)
Selling, general and administrative expenses	(5,087)	(6,295)
Loss on loan guaranty	—	(22,758)

Operating loss	(642)	(22,571)
Other, net	(4,401)	(57,758)

Pretax loss	$(5,043)	$(80,329)

Central:
Revenues	$80,274	$60,589
Construction and land costs	(69,067)	(53,251)
Selling, general and administrative expenses	(13,426)	(11,893)

Operating loss	(2,219)	(4,555)
Other, net	(1,288)	(2,154)

Pretax loss	$(3,507)	$(6,709)

Southeast:
Revenues	$34,804	$39,641
Construction and land costs	(28,369)	(41,161)
Selling, general and administrative expenses	(7,080)	(8,524)

Operating loss	(645)	(10,044)
Other, net	(3,614)	(3,984)

Pretax loss	$(4,259)	$(14,028)

West Coast. Our West Coast reporting segment generated total revenues of $105.2 million in the first quarter of 2012, up from $71.8 million in the year-earlier quarter. All of this segment’s revenues in each period were generated from housing operations. Housing revenues for the first quarter of 2012 improved 47% from the first quarter of 2011 due to a 38% increase in homes delivered and a 6% increase in the average selling price. We delivered 309 homes in the first quarter of 2012, up from 224 homes delivered in the year-earlier quarter, primarily due to this segment having 128% more homes in backlog at the beginning of the 2012 fiscal year, on a year-over-year basis, as net orders improved in the latter half of 2011. The average selling price increased to $340,600 in the quarter ended February 29, 2012 from $320,400 in the year-earlier quarter due to a greater proportion of homes delivered from higher-priced communities and a change in product mix to larger home sizes.

This segment posted a pretax loss of $18.8 million for the three months ended February 29, 2012 compared to pretax income of $8.9 million for the three months ended February 28, 2011. Pretax results declined in the first quarter of 2012 compared to the year-earlier quarter due to a decrease in gross profits and an increase in selling, general and administrative expenses and other expenses. The gross profit margin decreased to 3.3% in the first quarter of 2012 from 18.8% in the year-earlier quarter, reflecting $6.6 million of noncash charges for inventory impairments in the first quarter of 2012, compared to $.1 million of noncash charges for land option contract abandonments in the year-earlier quarter. The decrease in the gross profit margin was also due to a change in product mix of homes delivered and a lower proportion of deliveries from higher-margin communities, including one particular community in Northern California with an average selling price and housing gross profit margin that were substantially higher than our company-wide averages. Selling, general and administrative expenses increased by $13.0 million to $14.1 million in the first quarter of 2012 from $1.1 million in the first quarter of 2011. This increase largely reflected a 2011 first-quarter gain on the sale of a multi-level residential building that we had operated as a rental property, and the increase in the number of homes delivered in the first quarter of 2012.

Southwest. Total revenues from our Southwest reporting segment increased 36% to $31.6 million in the first quarter of 2012 from $23.3 million in the year-earlier quarter. All of this segment’s revenues in each period were generated from housing operations. Housing revenues rose year over year due to an 8% increase in the number of homes delivered and a 26% increase in the average selling price. We delivered 170 homes at an average selling price of $185,800 in the first quarter of 2012 compared to 158 homes delivered at an average selling price of $147,500 in the year-earlier period. The year-over-year increase in homes delivered reflected 46% more homes in backlog at the beginning of the 2012 fiscal year compared to the year-earlier period, which resulted from higher net orders in the latter half of 2011. The year-over-year increase in the average selling price in the first quarter of 2012 was mainly due to a change in community and product mix of homes delivered, reflecting consumer demand that supported larger home sizes and our transition to higher-priced communities.

This segment posted pretax losses of $5.0 million in the three months ended February 29, 2012 and $80.3 million in the year-earlier period. The pretax loss was lower in the first quarter of 2012 compared to the first quarter of 2011, largely due to the $53.7 million noncash joint venture impairment charge we incurred and a $22.8 million loss on loan guaranty we recorded in 2011, both of which were related to our investment in South Edge. The gross profit margin decreased to 14.1% in the first quarter of 2012 from 27.8% in the first quarter of 2011. There were no pretax, noncash inventory impairment charges in the first quarter of 2012, compared to $.4 million of such charges in the year-earlier quarter. Selling, general and administrative expenses decreased by $1.2 million, or 19%, to $5.1 million in the quarter ended February 29, 2012 from $6.3 million in the year-earlier quarter, mainly due to overhead reductions and other cost-saving initiatives, partly offset by the impact of the increased number of homes delivered. Other, net expenses in the first quarter of 2011 included the $53.7 million noncash joint venture impairment charge. There were no such charges in the first quarter of 2012.

Central. Our Central reporting segment generated total revenues of $80.3 million for the three months ended February 29, 2012, up 32% from $60.6 million for the three months ended February 28, 2011, mainly due to an increase in housing revenues. All of this segment’s revenues in 2012 were generated from housing operations. Housing revenues in the 2012 first quarter rose from $60.5 million in the year-earlier quarter as a result of a 34% increase in homes delivered partly offset by a 1% decrease in the average selling price. In the first quarter of 2012, we delivered 487 homes at an average selling price of $164,800, compared to 363 homes delivered at an average selling price of $166,700 in the first quarter of 2011. The increased number of homes delivered was primarily due to the 47% higher backlog level at the beginning of the 2012 fiscal year compared to the previous year, which reflected an increase in net orders in the second half of 2011. There were no land sale revenues in the three months ended February 29, 2012. Land sale revenues totaled $.1 million in the three months ended February 28, 2011.

Pretax losses from this segment totaled $3.5 million in the first quarter of 2012 and $6.7 million in the year-earlier quarter. In the first quarter of 2012, the pretax loss narrowed by $3.2 million from the first quarter of 2011, mainly due to higher gross profits reflecting an increase in homes delivered and a higher gross profit margin in this segment. The gross profit margin increased to 14.0% in the first quarter of 2012 from 12.1% in the first quarter of 2011, reflecting no inventory impairment and land option contract abandonment charges in the first quarter of 2012, compared to $.3 million of such charges in the year-earlier quarter, and improved operating leverage from the higher volume of homes delivered. Selling, general and administrative expenses of $13.4 million in the first quarter of 2012 increased 13% from $11.9 million in the first quarter of 2011 primarily due to the increase in the number of homes delivered, partly offset by overhead reductions and other cost-saving initiatives.

Southeast. Total revenues from our Southeast reporting segment were $34.8 million for the three months ended February 29, 2012 and $39.6 million for the three months ended February 28, 2011. There were no land sale revenues in this segment in either period. In the first quarter of 2012, housing revenues declined 12% year over year due to a 10% decrease in homes delivered and a 3% decrease in the average selling price. We delivered 184 homes in the first quarter of 2012, down from 204 homes delivered in the year-earlier quarter. The average selling price decreased to $189,200 in the first quarter of 2012 from $194,300 in the year-earlier quarter, reflecting changes in community and product mix of homes delivered.

Pretax losses from this segment totaled $4.3 million for the three months ended February 29, 2012 and $14.0 million in the year-earlier period. The loss from this segment narrowed in the first three months of 2012 from the year-earlier period, reflecting higher gross profits and reduced selling, general and administrative expenses. The gross profit margin improved to 18.5% in the first quarter of 2012 from negative 3.8% in the first quarter of 2011. The improvement in the gross profit margin was largely due to insurance reimbursements for warranty repairs, and changes in community and product mix. In addition, there were no pretax, noncash inventory impairment and land option contract abandonment charges in the first quarter of 2012, compared to $1.0 million of such charges in the first quarter of 2011. Selling, general and administrative expenses decreased by $1.4 million, or 17%, to $7.1 million in the first quarter of 2012 from $8.5 million in the year-earlier quarter, reflecting the decrease in the number of homes delivered and the results of our efforts to reduce overhead costs.

FINANCIAL SERVICES

Our financial services reporting segment provides title and insurance services to our homebuyers in the same markets as our homebuilding reporting segments. In addition, since the third quarter of 2011, this segment has earned revenues pursuant to the terms of a marketing services agreement with a preferred mortgage lender that offers mortgage banking services, including residential consumer mortgage loan originations, to our homebuyers who elect to use the lender. Our homebuyers are under no obligation to use our preferred mortgage lender and may select any lender of their choice to obtain mortgage financing for the purchase of a home. Prior to late June 2011, this segment provided mortgage banking services to our homebuyers indirectly through KBA Mortgage, a former unconsolidated joint venture of a subsidiary of ours and a subsidiary of Bank of America, N.A., with each partner having had a 50% interest in the joint venture.

Effective June 27, 2011 and through the first quarter of 2012, our preferred mortgage lender relationship was with MetLife Home Loans, a division of MetLife Bank, N.A. Under the relationship, MetLife Home Loans’ personnel, located on site at several of our new home communities, could offer (i) financing options and mortgage loan products to our homebuyers, (ii) to prequalify homebuyers for residential consumer mortgage loans, and (iii) to commence the loan origination process for homebuyers electing to use MetLife Home Loans. We made available to our homebuyers marketing materials and other information regarding MetLife Home Loans’ financing options and mortgage loan products, and were compensated solely for the fair market value of these services. MetLife Home Loans and its parent company, MetLife Bank, N.A., are not affiliates of us or any of our subsidiaries. We had no ownership, joint venture or other interests in or with MetLife Home Loans or MetLife Bank, N.A. or with respect to the revenues or income that may be generated from MetLife Home Loans’ provision of mortgage banking services to, or origination of residential consumer mortgage loans for, our homebuyers. The residential consumer mortgage loan funding issues discussed above under “Overview” did not involve MetLife Home Loans.

Following MetLife Bank, N.A.’s announcement in January 2012 that it would cease offering forward mortgage banking services as part of its business, we evaluated various options and, in March 2012, we entered into an agreement with Nationstar Mortgage LLC (“Nationstar”), a subsidiary of Nationstar Mortgage Holdings Inc., under which Nationstar will become our preferred mortgage lender and will offer mortgage banking services to our homebuyers at our new home communities. The terms of our relationship with Nationstar are substantially similar to the terms of our prior relationship with MetLife Home Loans. Nationstar and Nationstar Mortgage Holdings Inc. are not affiliates of us or any of our subsidiaries. We have no ownership, joint venture or other interests in or with Nationstar or Nationstar Mortgage Holdings Inc. or with respect to the revenues or income that may be generated from Nationstar’s provision of mortgage banking services to, or origination of residential consumer mortgage loans for, our homebuyers. The transition from MetLife Home Loans to Nationstar will occur during the second quarter of 2012, though we believe it will take additional time for our working relationship with Nationstar to mature. Our strategic intention remains to establish a long-term mortgage banking joint venture that is more closely integrated with our operations.

The following table presents a summary of selected financial and operational data for our financial services segment (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenues	$2,663	$1,639
Expenses	(835)	(865)
Equity in income (loss) of unconsolidated joint venture	142	(149)

Pretax income	$1,970	$625

Revenues. Our financial services operations generate revenues primarily from insurance commissions, title services, marketing services fees and interest income. Financial services revenues totaled $2.7 million for the three months ended February 29, 2012 and $1.6 million for the three months ended February 28, 2011. The year-over-year increase in financial services revenues in the first quarter of 2012 was primarily due to revenues associated with our marketing services agreement with MetLife Home Loans, and higher revenues from insurance commissions.

Expenses. General and administrative expenses totaled $.8 million in the first quarter of 2012 and $.9 million in the first quarter of 2011.

Equity in Income (Loss) of Unconsolidated Joint Venture. The equity in income of unconsolidated joint venture of $.1 million in the first three months of 2012 and equity in loss of unconsolidated joint venture of $.1 million in the first three months of 2011 related to our 50% interest in KBA Mortgage, which ceased offering mortgage banking services after June 30, 2011.

INCOME TAXES

Our income tax expense totaled $.4 million for each of the three-month periods ended February 29, 2012 and February 28, 2011. Due to the effects of our deferred tax asset valuation allowances and changes in our unrecognized tax benefits, our effective tax rates for the three months ended February 29, 2012 and February 28, 2011 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. During the three months ended February 29, 2012, we recorded a valuation allowance of $18.3 million against net deferred tax assets generated from the loss for the period. During the three months ended February 28, 2011, we recorded a similar valuation allowance of $45.1 million against net deferred tax assets. Our net deferred tax assets totaled $1.1 million at both February 29, 2012 and November 30, 2011. The deferred tax asset valuation allowance increased to $866.1 million at February 29, 2012 from $847.8 million at November 30, 2011. This increase reflected the impact of the $18.3 million valuation allowance recorded during the three months ended February 29, 2012.

The benefits of our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of February 29, 2012, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Liquidity and Capital Resources

We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.

Through the housing downturn, we have managed our use of cash in the operation of our business to support our execution on our primary strategic goals. In order to position our operations to capitalize on future growth opportunities, from late 2009 and continuing into 2012, we have used our unrestricted cash balance to make strategic acquisitions of attractive land assets that meet our investment and marketing standards and to invest in land development in preferred locations within key strategic markets — many of which are in California and Texas. Our total land and land development investments in the first quarter of 2012 were approximately $113.0 million. Our investment in land and land development for the remainder of 2012 will depend significantly on market conditions over the course of the year. We ended our 2012 first quarter with $368.1 million of cash and cash equivalents and restricted cash, compared to $479.5 million at November 30, 2011. Our balance of unrestricted cash at the end of the first quarter of 2012 was $304.2 million. The majority of our cash and cash equivalents at February 29, 2012 and November 30, 2011 were invested in money market accounts and U.S. government securities.

Capital Resources. At February 29, 2012, we had $1.59 billion of mortgages and notes payable outstanding compared to $1.58 billion outstanding at November 30, 2011. The increase in our debt balance was mainly due to the issuance of the $350 Million Senior Notes, which was largely offset by the purchase of $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable Tender Offers. Terms of the $350 Million Senior Notes are described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. These two transactions effectively extended the maturity of $340.0 million of our senior debt by more than five years, enhancing the maturity schedule of our outstanding public debt. The next scheduled public debt maturity is in 2014 when the remaining $193.4 million in aggregate principal amount of our 5  3/4% senior notes becomes due.

Our financial leverage, as measured by the ratio of debt to total capital, was 80.1% at February 29, 2012, compared to 78.2% at November 30, 2011. The increase in our financial leverage was mainly due to the decrease in our stockholders’ equity as a result of the net losses and asset impairment charges we incurred during the three months ended February 29, 2012. Our ratio of net debt to total capital at February 29, 2012 was 75.6%, compared to 71.4% at November 30, 2011.

We maintain the LOC Facilities to provide letters of credit in the ordinary course of operating our business. As of February 29, 2012 and November 30, 2011, $61.8 million and $63.8 million, respectively, of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. As of February 29, 2012 and November 30, 2011, the amount of cash maintained for the LOC Facilities totaled $63.9 million and $64.5 million, respectively, and was included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.

The indenture governing our senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing both our $265 Million Senior Notes and the $350 Million Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.

As of February 29, 2012, we were in compliance with the applicable terms of all of our covenants under our senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.

Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 29, 2012, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $23.3 million, secured primarily by the underlying property.

Consolidated Cash Flows. Operating, investing and financing activities used net cash of $110.7 million in the three months ended February 29, 2012 and $165.9 million in the three months ended February 28, 2011.

Operating Activities. Operating activities used net cash of $109.6 million in the three months ended February 29, 2012 and $164.9 million in the corresponding period of 2011. The year-over-year change in net operating cash flows was primarily due to a decrease in the cash used for land and land development in 2012.

Our uses of operating cash in the first three months of 2012 included a net decrease in accounts payable, accrued expenses and other liabilities of $60.6 million, a net loss of $45.8 million and a net increase in inventories of $25.9 million (excluding inventory impairment charges of $6.6 million and a decrease of $2.5 million in consolidated inventories not owned) in conjunction with our land investment and development activities. Partially offsetting the cash used was a decrease in receivables of $18.3 million, largely due to the collection of a receivable we established in the fourth quarter of 2011 in connection with the wind down of KBA Mortgage’s business operations.

Our uses of operating cash in the first three months of 2011 included a net loss of $114.5 million, a net increase in inventories of $64.9 million (excluding inventory impairment and land option contract abandonment charges, and an increase of $14.5 million in consolidated inventories not owned) in conjunction with our land investment and development activities, and a net decrease in accounts payable, accrued expenses and other liabilities of $55.5 million. Partially offsetting the cash used in the first three months of 2011 was a net decrease in receivables of $4.6 million.

Investing Activities. Investing activities provided net cash of $6.1 million in the three months ended February 29, 2012 and $79.9 million in the year-earlier period. The year-over-year change in net investing cash flows was primarily due to proceeds of $80.6 million received in the first three months of 2011 from the sale of a multi-level residential building.

In the first three months of 2012, $6.5 million of cash was provided by a return of investment in unconsolidated joint ventures. The cash provided was partly offset by $.4 million used for net purchases of property and equipment. In the three months ended February 28, 2011, $80.6 million of cash was provided from the sale of a multi-level residential building we operated as a rental property. The cash provided was partly offset by $.6 million of contributions to unconsolidated joint ventures and $.1 million used for net purchases of property and equipment.

Financing Activities. Financing activities used net cash of $7.2 million in the first three months of 2012 and $80.9 million in the first three months of 2011. The year-over-year change resulted primarily from a larger amount of cash used for net payments on mortgages and land contracts due to land sellers and other loans in 2011, and the fluctuation in our restricted cash balance.

In the three months ended February 29, 2012, $340.5 million of cash was used to purchase $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable Tender Offers. Uses of cash in the first three months of 2012 also included the payment of senior note issuance costs of $5.8 million, dividend payments on our common stock of $4.8 million and payments on mortgages and land contracts due to land sellers and other loans of $1.7 million. The cash used was partly offset by net proceeds of $344.8 million from the issuance of the $350 Million Senior Notes, a decrease of $.6 million in our restricted cash balance and $.2 million of cash provided from the issuance of common stock under employee stock plans.

In the three months ended February 28, 2011, cash was used for net payments on mortgages and land contracts due to land sellers and other loans of $70.5 million, primarily related to the repayment of debt secured by the multi-level residential building we sold during the period. Uses of cash in the first three months of 2011 also included an increase in our restricted cash balance of $5.7 million and dividend payments on our common stock of $4.8 million. The cash used was partially offset by $.1 million of cash provided from the issuance of common stock under employee stock plans.

During the three months ended February 29, 2012, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 16, 2012 to stockholders of record on February 7, 2012. A cash dividend of $.0625 per share of common stock was also declared and paid during the three months ended February 28, 2011. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

Shelf Registration Statement. We have an automatically effective universal shelf registration statement on file with the SEC. The 2011 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined. In the first quarter of 2012, we issued the $350 Million Senior Notes under the 2011 Shelf Registration.

Share Repurchase Program. As of February 29, 2012, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program during the three months ended February 29, 2012. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.

In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe we will have adequate resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital assets and land, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business. Our intent is to manage our business to a cash neutral position for our 2012 fiscal year relative to the beginning of the year. Although our land acquisition and land development activities for the remainder of 2012 will continue to be subject to market conditions, we are analyzing potential acquisitions and are likely to use a portion of our unrestricted cash resources to purchase assets that meet our investment and marketing standards. Our land acquisition and development plans for 2012 are discussed further below under “Outlook.” In the remainder of 2012, we may also use or redeploy our unrestricted cash and cash equivalents or engage in other financial transactions including capital markets, bank loan, credit facility, or project or other financing transactions. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through tender offers, exchange offers, open market purchases or other means, and may include potential new issuances of senior notes or other debt through public offerings, private placement or other arrangements. Our ability to engage in such financial transactions, however, may be constrained by economic or capital markets or bank lending conditions, and/or our current leverage ratios and we can provide no assurance of the success of any such transactions.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We have investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. These investments are designed primarily to reduce market and development risks and to increase the number of homesites owned and controlled by us. In some instances, participating in unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While we consider our participation in unconsolidated joint ventures as potentially beneficial to our homebuilding activities, we do not view such participation as essential and have unwound our participation in a number of these unconsolidated joint ventures in the past few years.

We typically have obtained rights to purchase portions of the land held by the unconsolidated joint ventures in which we currently participate. When an unconsolidated joint venture sells land to our homebuilding operations, we defer recognition of our share of such unconsolidated joint venture’s earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.

We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis equal to our respective equity interests. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related governing documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $389.4 million at February 29, 2012 and $396.9 million at November 30, 2011. Our investments in unconsolidated joint ventures totaled $121.3 million at February 29, 2012 and $127.9 million at November 30, 2011.

Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements. To finance their respective land acquisition and development activities, certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. None of our unconsolidated joint ventures had outstanding debt at February 29, 2012 or November 30, 2011.

In certain instances, we and/or our partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guarantees to the unconsolidated joint venture’s lenders. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute capital to an unconsolidated joint venture to enable it to fund its completion obligations. Our potential responsibility under our completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty refers to the payment of losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project. We do not believe that we currently have exposure with respect to any of our completion or carve-out guarantees.

Our investments in joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810, to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at February 29, 2012 and November 30, 2011 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs or, if they were VIEs, we were not the primary beneficiary of the VIEs.

In the ordinary course of our business, we enter into land option contracts and other similar contracts to procure rights to land parcels for the construction of homes. The use of such land option contracts and other similar contracts generally allows us to reduce the market risks associated with direct land ownership and development, and to reduce our capital and financial commitments, including interest and other carrying costs. Under such contracts, we will typically pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for us, with the land seller being identified as a VIE.

In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of our analyses, we determined that as of February 29, 2012 and November 30, 2011 we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts and other similar contracts.

As of February 29, 2012, we had cash deposits totaling $2.2 million associated with land option contracts and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $298.1 million, and had cash deposits totaling $18.5 million associated with land option contracts and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $298.9 million. As of November 30, 2011, we had cash deposits totaling $8.1 million associated with land option contracts and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $122.1 million, and had cash deposits totaling $12.8 million associated with land option contracts and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $223.0 million.

We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $21.4 million at February 29, 2012 and $23.9 million at November 30, 2011.

Due to the issuance of the $350 Million Senior Notes and the purchase of $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable Tender Offers, our contractual obligations have changed materially from those reported in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended November 30, 2011. The following table sets forth the contractual obligations of our senior notes and related interest as of February 29, 2012 after these transactions (in thousands):

	Total	2012	2013-2014	2015-2016	Thereafter
Contractual obligations:
Long-term debt	$1,587,414	$23,269	$193,452	$465,797	$904,896
Interest	603,509	82,020	217,737	159,009	144,743

Total	$2,190,923	$105,289	$411,189	$624,806	$1,049,639

There have been no other significant changes in our contractual obligations other than those set forth above from those reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2011.

Critical Accounting Policies

The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 29, 2012 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2011.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed above at Note 16. Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements in this report.

Outlook

Our backlog at February 29, 2012 totaled 2,203 homes, representing potential future housing revenues of approximately $460.0 million. By comparison, at February 28, 2011, our backlog totaled 1,689 homes, representing potential future housing revenues of approximately $353.6 million. The 30% year-over-year increase in the number of homes in our backlog at February 29, 2012 was largely due to the higher number of homes in backlog at the beginning of our 2012 fiscal year compared to the previous year, partly offset by a decrease in our net orders in the first quarter of 2012. At the start of our 2012 fiscal year, our backlog was up 61% on a year-over-year basis, primarily due to a 39% increase in net orders in the latter half of 2011. The year-over-year growth of 30% in the potential future housing revenues in our backlog reflected the higher number of homes in backlog.

While our net orders generated by our homebuilding operations decreased 8% to 1,197 in the first quarter of 2012 from the 1,302 net orders generated in the corresponding quarter of 2011 for the reasons discussed above under “Overview,” our gross orders were up 3% during this same period. In addition, our traffic levels were higher than in the year-earlier quarter. Our homebuyers are also increasingly selecting larger home sizes and more upgrades and options with their home purchases, including many of our options that help increase the energy efficiency of their new homes. We believe these positive trends in gross orders, traffic and consumer confidence are a better reflection of the improving conditions in the national economy and their potential impact on the housing market. However, the significant headwinds that we and the homebuilding industry have confronted during the prolonged housing downturn — an oversupply of homes available for sale, high levels of mortgage delinquencies and foreclosures and short sales that add to a sizeable inventory of lender-owned homes, tight residential consumer mortgage lending standards and intense competition for home sales — are likely to abate slowly, if at all, over the next several quarters, assuming the economy continues to advance. Therefore, we believe that most housing markets will recover gradually with the broader economy, though with significant variability in local market performance, and that it will take some time for many of them to return to a more typical operating environment.

Moving through 2012, we will continue to focus on the integrated strategic actions we have taken in the past few years to adapt our business to changing housing market dynamics and to the level of prevailing sales activity within our targeted markets. This includes leveraging the geographically diverse operational platform we have built and the value-engineered product designs and operating efficiencies we have implemented over the past few years, and making additional investments in land and land development in preferred market locations that meet our investment and marketing standards. We opened eight new home communities in the first quarter of 2012, bringing our total community count, net of communities closed out, at the end of the quarter to 229, which was nearly flat with the end of our 2011 fiscal year. While we still expect to open approximately 25 new home communities for sales during the first half of 2012, as a result of close-outs, we anticipate that our total community count at the end of the second quarter will be flat or slightly below our first quarter, and that this and an expected continuation of the residential consumer mortgage loan funding issues discussed above under “Overview” will temper our net order results. We believe that our new preferred mortgage lender relationship with Nationstar will help address the residential consumer mortgage loan funding issues after a transition process to Nationstar is completed.

We expect that the majority of our land and land development investments and many of our new home community openings in 2012 will continue to be in California and Texas, which we believe have relatively stronger growth prospects than other areas of the country. The pace and the extent to which we invest in land and land development and open new home communities for sales will depend in large part on housing market and business conditions, including actual and expected sales rates, and the availability of desirable land assets at reasonable prices. It will also depend on how we decide to use or redeploy our unrestricted cash and cash equivalents, and our ability to engage in capital markets, bank loan, credit facility, or project or other financing transactions, which can be affected by our financial condition as well as several economic, policy and/or political factors outside of our control.

From the ongoing execution of our present strategy and attentiveness to market conditions and consumer demand, we expect year-over-year improvement in the second half of 2012 in our volume of homes delivered, average selling price, gross profit margin, and selling, general and administrative expense ratio relative to housing revenues, all of which should contribute to better financial and operational results in the third and fourth quarters of 2012. We also anticipate that we will have positive operating income for the year, and achieve profitability later in the year as the impact of our strategic initiatives, including the benefits of working with Nationstar, and a more favorable economic environment become more pronounced.

We continue to believe that a meaningful improvement in housing market conditions will require a significant decrease in unsold homes, widespread selling price stabilization, reduced mortgage delinquency and foreclosure rates, and a sustained improvement in the economic climate, particularly with respect to job growth and consumer and credit market confidence that support a decision to buy a home. We cannot predict the extent to which these events may occur, nor can we offer any assurance that they will occur. If general economic conditions or conditions in our served markets do not progress as currently expected or actually decline, we may need to take additional pretax, noncash charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to reduce, slow or even abandon our present strategic growth plans for those markets, any or all of which could negatively and materially impact our consolidated financial statements. Despite these risks, we believe that we are favorably positioned financially and operationally to succeed in advancing our primary strategic goals, particularly in view of longer-term demographic and population-growth trends that we expect will drive future demand for homeownership.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, homes delivered, net orders, selling prices, expenses, expense ratios, gross profit margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog (including amounts that we expect to realize upon delivery of homes included in backlog and the timing of those deliveries), potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic, employment and business conditions; adverse market conditions that could result in additional impairments or land option contract abandonment charges and operating losses, including an oversupply of unsold homes, declining home prices and increased foreclosure and short sale activity, among other things; conditions in the capital and credit markets (including residential consumer mortgage lending standards, the availability of residential consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level, including our ratio of debt to total capital, and our ability to adjust our debt level and structure and to access the credit, capital or other financial markets or other external financing sources; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and existing homes, including lenders and other sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for residential consumer mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; the availability and cost of land in desirable areas; our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred; our ability to obtain reimbursement and/or recoveries for the costs incurred in connection with resolving claims and undertaking repairs related to allegedly defective drywall material in homes previously delivered and other warranty-related obligations; legal or regulatory proceedings or claims; our ability to use/realize the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count and open new communities, and our increasing operational and investment concentration in markets in California and Texas), revenue growth and overhead and other cost reduction strategies; consumer traffic to our new home communities and consumer interest in our product designs; the manner in which our homebuyers are offered and whether they are able to obtain residential consumer mortgage loans and mortgage banking services, including from our preferred mortgage lender, Nationstar; the process of transitioning our preferred mortgage lending relationship to Nationstar and the performance of Nationstar with respect to that relationship; information technology failures and data security breaches; and other events outside of our control. Please see our periodic reports and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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

The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of February 29, 2012 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Interest Rate
2012	$—	—%
2013	—	—
2014	193,452	5.8
2015	465,797	6.1
2016	—	—
Thereafter	904,896	8.1

Total	$1,564,145	7.2%

Fair value at February 29, 2012	$1,589,678

For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2011.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2012.

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Nevada Development Contract Litigation

On November 4, 2011, the Eighth Judicial District Court, Clark County, Nevada set for trial a consolidated action against KB Nevada, in a case entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et. al. v. KB HOME Nevada Inc. In 2007, LVDA agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex. KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleges that KB Nevada breached the development agreement, and also alleges that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs seek rescission of the agreements or a rescissory measure of damages or, in the alternative, Claimed Damages. KB Nevada denies the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages and could be material to the Company’s consolidated financial statements — KB Nevada believes it will be successful in defending against the plaintiffs’ claims and that the plaintiffs will not be awarded recission or damages. The trial is currently set for September 2012.

Other Matters

In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 29, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to the Company at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2011.

Item 6.	Exhibits

Exhibits

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME
Registrant

Dated April 6, 2012	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated April 6, 2012	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.