Form 10-Q
period 2012-05-31
KB HOME
filed 2012-07-10
CIK 795266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2012.

There were 77,117,168 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2012. The registrant’s grantor stock ownership trust held an additional 10,839,351 shares of the registrant’s common stock on that date.

KB HOME

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts – Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Total revenues	$557,410	$468,678	$302,852	$271,738

Homebuilding:
Revenues	$552,500	$465,284	$300,605	$269,983
Construction and land costs	(477,027)	(421,177)	(249,669)	(250,381)
Selling, general and administrative expenses	(122,158)	(112,125)	(66,472)	(62,520)
Loss on loan guaranty	—	(37,330)	—	(14,572)

Operating loss	(46,685)	(105,348)	(15,536)	(57,490)

Interest income	246	653	111	270
Interest expense	(30,755)	(24,560)	(14,469)	(13,121)
Equity in loss of unconsolidated joint ventures	(315)	(55,929)	(243)	(92)

Homebuilding pretax loss	(77,509)	(185,184)	(30,137)	(70,433)

Financial services:
Revenues	4,910	3,394	2,247	1,755
Expenses	(1,528)	(1,652)	(693)	(787)
Equity in income (loss) of unconsolidated joint venture	89	512	(53)	661

Financial services pretax income	3,471	2,254	1,501	1,629

Total pretax loss	(74,038)	(182,930)	(28,636)	(68,804)
Income tax benefit (expense)	4,100	(100)	4,500	300

Net loss	$(69,938)	$(183,030)	$(24,136)	$(68,504)

Basic and diluted loss per share	$(.91)	$(2.38)	$(.31)	$(.89)

Basic and diluted average shares outstanding	77,097	76,983	77,105	76,991

Cash dividends declared per common share	$.0875	$.1250	$.0250	$.0625

See accompanying notes.

KB HOME

CONSOLIDATED BALANCE SHEETS

(In Thousands – Unaudited)

	May 31, 2012	November 30, 2011
Assets

Homebuilding:
Cash and cash equivalents	$314,258	$415,050
Restricted cash	63,182	64,481
Receivables	74,028	66,179
Inventories	1,727,640	1,731,629
Investments in unconsolidated joint ventures	121,408	127,926
Other assets	85,197	75,104

	2,385,713	2,480,369

Financial services	8,292	32,173

Total assets	$2,394,005	$2,512,542

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$91,805	$104,414
Accrued expenses and other liabilities	344,380	374,406
Mortgages and notes payable	1,582,788	1,583,571

	2,018,973	2,062,391

Financial services	5,501	7,494

Common stock	115,171	115,171
Paid-in capital	887,262	884,190
Retained earnings	443,160	519,844
Accumulated other comprehensive loss	(26,152)	(26,152)
Grantor stock ownership trust, at cost	(117,573)	(118,059)
Treasury stock, at cost	(932,337)	(932,337)

Total stockholders’ equity	369,531	442,657

Total liabilities and stockholders’ equity	$2,394,005	$2,512,542

See accompanying notes.

KB HOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands – Unaudited)

	Six Months Ended May 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(69,938)	$(183,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated joint ventures	226	55,417
Distributions of earnings from unconsolidated joint ventures	—	6,313
Loss on loan guaranty	—	37,330
Gain on sale of operating property	—	(8,825)
Amortization of discounts and issuance costs	1,347	1,108
Depreciation and amortization	781	1,160
Loss (gain) on early extinguishment of debt	2,003	(3,612)
Stock-based compensation expense	3,205	3,775
Inventory impairments and land option contract abandonments	16,509	22,345
Change in assets and liabilities:
Receivables	16,795	(1,443)
Inventories	(16,131)	(167,792)
Accounts payable, accrued expenses and other liabilities	(40,214)	(28,080)
Other, net	(4,464)	(5,990)

Net cash used in operating activities	(89,881)	(271,324)

Cash flows from investing activities:
Return of investment in (contributions to) unconsolidated joint ventures	4,550	(1,919)
Proceeds from sale of operating property	—	80,600
Purchases of property and equipment, net	(592)	(108)

Net cash provided by investing activities	3,958	78,573

Cash flows from financing activities:
Change in restricted cash	1,299	1,514
Proceeds from issuance of senior notes	344,831	—
Payment of senior notes issuance costs	(6,751)	—
Repayment of senior notes	(340,481)	—
Payments on mortgages and land contracts due to land sellers and other loans	(6,695)	(80,826)
Issuance of common stock under employee stock plans	353	442
Payments of cash dividends	(6,746)	(9,613)

Net cash used in financing activities	(14,190)	(88,483)

Net decrease in cash and cash equivalents	(100,113)	(281,234)
Cash and cash equivalents at beginning of period	418,074	908,430

Cash and cash equivalents at end of period	$317,961	$627,196

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

In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of May 31, 2012, the results of its consolidated operations for the six months and three months ended May 31, 2012 and 2011, and its consolidated cash flows for the six months ended May 31, 2012 and 2011. The results of consolidated operations for the six months and three months ended May 31, 2012 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2011 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2011, which are contained in the Company’s Annual Report on Form 10-K for that period.

Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents totaled $197.6 million at May 31, 2012 and $212.8 million at November 30, 2011. The majority of the Company’s cash and cash equivalents were invested in money market accounts and U.S. government securities.

Restricted cash of $63.2 million at May 31, 2012 and $64.5 million at November 30, 2011 consisted of cash deposited with various financial institutions that was required as collateral for the Company’s cash-collateralized letter of credit facilities (the “LOC Facilities”).

Loss Per Share

Basic and diluted loss per share were calculated as follows (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Numerator:
Net loss	$(69,938)	$(183,030)	$(24,136)	$(68,504)

Denominator:
Basic and diluted average shares outstanding	77,097	76,983	77,105	76,991

Basic and diluted loss per share	$(.91)	$(2.38)	$(.31)	$(.89)

All outstanding stock options were excluded from the diluted loss per share calculations for the six months and three months ended May 31, 2012 and 2011 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies (continued)

Comprehensive Loss

The Company’s comprehensive loss was $24.1 million for the three months ended May 31, 2012 and $68.5 million for the three months ended May 31, 2011. The Company’s comprehensive loss was $69.9 million for the six months ended May 31, 2012 and $183.0 million for the six months ended May 31, 2011. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of May 31, 2012 and November 30, 2011 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation – Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).

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

Stock Options

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of May 31, 2012, as well as stock options activity during the six months then ended:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	10,160,396	$21.27
Granted	30,000	9.08
Exercised	—	—
Cancelled	(7,000)	20.95

Options outstanding at end of period	10,183,396	21.24

Options exercisable at end of period	7,240,732	26.27

As of May 31, 2012, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 6.8 years and 6.1 years, respectively. There was $3.5 million of total unrecognized compensation cost related to unvested stock option awards as of May 31, 2012. For the three months ended May 31, 2012 and 2011, stock-based compensation expense associated with stock options totaled $1.2 million and $1.3 million, respectively. For the six months ended May 31, 2012 and 2011, stock-based compensation expense associated with stock options totaled $2.4 million and $2.7 million, respectively. The aggregate intrinsic value of stock options outstanding was $1.5 million at May 31, 2012. Stock options exercisable had no aggregate intrinsic value at May 31, 2012. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Stock-Based Compensation (continued)

Other Stock-Based Awards

From time to time, the Company grants restricted common stock, phantom shares and stock appreciation rights (“SARs”) to various employees. In some cases, the Company has granted phantom shares and SARs that can be settled only in cash and are therefore accounted for as liability awards. The Company recognized total compensation expense of $.4 million in each of the three months ended May 31, 2012 and 2011 related to restricted common stock and phantom shares. The Company recognized total compensation expense of $.8 million in the six months ended May 31, 2012 and $1.4 million in the six months ended May 31, 2011 related to these stock-based awards.

3.	Segment Information

As of May 31, 2012, the Company had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of May 31, 2012, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:

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

The following tables present financial information relating to the Company’s reporting segments (in thousands):

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Segment Information (continued)

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Revenues:
West Coast	$237,884	$178,914	$132,651	$107,143
Southwest	59,493	51,932	27,909	28,632
Central	168,030	144,790	87,756	84,201
Southeast	87,093	89,648	52,289	50,007

Total homebuilding revenues	552,500	465,284	300,605	269,983
Financial services	4,910	3,394	2,247	1,755

Total	$557,410	$468,678	$302,852	$271,738

Pretax income (loss):
West Coast	$(33,454)	$6,591	$(14,694)	$(2,274)
Southwest	(7,182)	(116,821)	(2,139)	(36,492)
Central	(4,138)	(10,202)	(631)	(3,493)
Southeast	320	(23,021)	4,579	(8,993)
Corporate and other (a)	(33,055)	(41,731)	(17,252)	(19,181)

Total homebuilding loss	(77,509)	(185,184)	(30,137)	(70,433)
Financial services	3,471	2,254	1,501	1,629

Total	$(74,038)	$(182,930)	$(28,636)	$(68,804)

Equity in loss of unconsolidated joint ventures:
West Coast	$(77)	$(17)	$(32)	$(80)
Southwest	(217)	(55,902)	(209)	(2)
Central	—	—	—	—
Southeast	(21)	(10)	(2)	(10)

Total	$(315)	$(55,929)	$(243)	$(92)

Inventory impairments:
West Coast	$13,107	$1,351	$6,535	$1,351
Southwest	2,135	18,715	2,135	18,324
Central	1,267	51	1,267	—
Southeast	—	969	—	419

Total	$16,509	$21,086	$9,937	$20,094

Land option contract abandonments:
West Coast	$—	$112	$—	$—
Southwest	—	296	—	296
Central	—	240	—	—
Southeast	—	611	—	201

Total	$—	$1,259	$—	$497

(a)	Corporate and other includes corporate general and administrative expenses.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Segment Information (continued)

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Joint venture impairments:
West Coast	$—	$—	$—	$—
Southwest	—	53,727	—	—
Central	—	—	—	—
Southeast	—	—	—	—

Total	$—	$53,727	$—	$—

	May 31, 2012	November 30, 2011
Assets:
West Coast	$968,793	$995,888
Southwest	311,475	338,586
Central	339,314	336,553
Southeast	333,548	317,308
Corporate and other	432,583	492,034

Total homebuilding assets	2,385,713	2,480,369
Financial services	8,292	32,173

Total assets	$2,394,005	$2,512,542

Investments in unconsolidated joint ventures:
West Coast	$38,328	$38,405
Southwest	73,439	80,194
Central	—	—
Southeast	9,641	9,327

Total	$121,408	$127,926

4.	Financial Services

The following tables present financial information relating to the Company’s financial services reporting segment (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Revenues
Insurance commissions	$2,754	$2,586	$1,154	$1,333
Title services	878	803	492	419
Marketing services fees	1,275	—	600	—
Interest income	3	5	1	3

Total	4,910	3,394	2,247	1,755

Expenses
General and administrative	(1,528)	(1,652)	(693)	(787)

Operating income	3,382	1,742	1,554	968
Equity in income (loss) of unconsolidated joint venture	89	512	(53)	661

Pretax income	$3,471	$2,254	$1,501	$1,629

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Financial Services (continued)

	May 31, 2012	November 30, 2011
Assets
Cash and cash equivalents	$3,703	$3,024
Receivables (a)	851	25,495
Investment in unconsolidated joint venture	3,728	3,639
Other assets	10	15

Total assets	$8,292	$32,173

Liabilities
Accounts payable and accrued expenses	$5,501	$7,494

Total liabilities	$5,501	$7,494

(a)	In December 2011, the Company collected a $23.5 million receivable it established in the fourth quarter of 2011 in connection with the wind down of KBA Mortgage’s business operations.

5.	Inventories

Inventories consisted of the following (in thousands):

	May 31, 2012	November 30, 2011
Homes under construction	$469,880	$417,304
Land under development	532,520	587,582
Land held for future development	725,240	726,743

Total	$1,727,640	$1,731,629

The Company’s interest costs are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Capitalized interest at beginning of period	$233,461	$249,966	$234,917	$253,040
Interest incurred (a)	60,020	55,399	29,609	29,462
Interest expensed (a)	(30,755)	(24,560)	(14,469)	(13,121)
Interest amortized to construction and land costs	(27,694)	(31,013)	(15,025)	(19,589)

Capitalized interest at end of period (b)	$235,032	$249,792	$235,032	$249,792

(a)	Amounts for the six months ended May 31, 2012 include a $2.0 million loss on early extinguishment of debt. Amounts for the six months ended May 31, 2011 include a $3.6 million gain on the early extinguishment of secured debt.
(b)

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land development, cost of home construction and capitalized interest. Capitalized interest amounts presented

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Inventories (continued)

in the table reflect the gross amount of capitalized interest as impairment charges recognized are not generally allocated to specific components of inventory.

6.	Inventory Impairments and Land Option Contract Abandonments

Each community or land parcel in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). The Company evaluated 39 and 33 communities or land parcels for recoverability during the three months ended May 31, 2012 and 2011, respectively. The Company evaluated 76 and 64 communities or land parcels for recoverability during the six months ended May 31, 2012 and 2011, respectively. Some of the communities or land parcels evaluated during the six months ended May 31, 2012 and 2011 were evaluated in more than one quarterly period.

When an indicator of potential impairment is identified for a community or land parcel, the Company tests the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to the Company at the time the cash flows are calculated. The undiscounted future net cash flows consider recent trends in the Company’s sales, backlog and cancellation rates. Also taken into account are the Company’s future expectations related to the following: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. With respect to the three months and six months ended May 31, 2012 and 2011, these expectations reflected the Company’s experience that market conditions for its assets in inventory where impairment indicators were identified have been generally stable in 2011 and into 2012, with no significant deterioration or improvement identified as to revenue and cost drivers. In the Company’s assessments during the first half of 2012, the Company determined that the year-over-year decrease in net orders in the first quarter of 2012 and modest increase in net orders in the second quarter of 2012 did not reflect a sustained change in market conditions preventing recoverability. Rather, the Company considered that the changes reflected period-specific residential consumer mortgage loan funding issues arising from a change in the nature of the Company’s relationships with mortgage lenders during the period. The Company believes such issues will be mitigated in future periods as a result of an operational transition to its new preferred mortgage lender, as well as the Company’s expected ability to continue to generate a consistent or higher average selling price. The Company’s year-over-year net order comparison for the first half of 2012 also reflected a lower number of new home communities open for sales. Based on this experience, and taking into account the signs of stability in many markets for new home sales, the Company’s inventory assessments as of May 31, 2012 considered an expected steady, if slightly improved, overall sales pace for the remainder of 2012 relative to the pace in the second half of 2011.

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

Based on these factors, the Company formulates assumptions for future performance that it believes are reasonable. These various estimates, trends, expectations and assumptions used in the Company’s inventory assessments are specific to each community or land parcel and may vary among communities or land parcels and over time.

The Company records an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. Inputs used in the estimated discounted future net cash flows are specific to each affected community or land parcel and are based on expectations of the Company’s local management teams for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and delivery rates. The discount rates used are impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made.

The following table summarizes ranges for significant quantitative unobservable inputs the Company utilized in its fair value measurements with respect to the impaired communities or land parcels written down to fair value during the six months and three months ended May 31, 2012:

Unobservable Input	Six Months Ended May 31, 2012	Three Months Ended May 31, 2012
Average selling price	$115,200 - $498,000	$115,200 - $487,300
Deliveries per month	1 - 6	1 - 6
Discount rate	17% - 20%	17% - 20%

Based on the results of its evaluations, the Company recognized inventory impairment charges of $9.9 million in the three months ended May 31, 2012 associated with five communities with a post-impairment fair value of $15.2 million. In the three months ended May 31, 2011, the Company recognized $20.1 million of such charges associated with five communities with a post-impairment fair value of $27.6 million. These charges included an $18.1 million adjustment to the fair value of real estate collateral in the Company’s Southwest homebuilding reporting segment that the Company took back on a note receivable. In the six months ended May 31, 2012, the Company recognized inventory impairment charges of $16.5 million associated with seven communities with a post-impairment fair value of $27.4 million. In the six months ended May 31, 2011, the Company recognized $21.1 million of such charges associated with eight communities or land parcels with a post-impairment fair value of $28.8 million.

As of May 31, 2012, the aggregate carrying value of the Company’s inventory that had been impacted by inventory impairment charges was $351.2 million, representing 50 communities and various other land parcels. As of November 30, 2011, the aggregate carrying value of the Company’s inventory that had been impacted by inventory impairment charges was $338.5 million, representing 53 communities and various other land parcels.

The Company’s inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet the Company’s internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors, among others: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in its marketing strategy, the Company writes off the related inventory costs, including non-refundable deposits and pre-acquisition costs. Based on the results of its assessments, the Company recognized no land option contract abandonment charges in the three months or six months ended May 31, 2012. In the three months ended May 31, 2011, the Company recognized $.5 million of land option contract abandonment charges corresponding to 117 lots. In the six months ended May 31, 2011, the

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Inventory Impairments and Land Option Contract Abandonments (continued)

Company recognized $1.3 million of such charges corresponding to 258 lots. Inventory impairment and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.

The estimated remaining life of each community or land parcel in the Company’s inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future sales and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, the Company estimates its inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and expected delivery timelines, the Company expects to realize, on an overall basis, the majority of its current inventory balance within five years.

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents the Company’s assets measured at fair value on a nonrecurring basis during the six months ended May 31, 2012 and the year ended November 30, 2011 (in thousands):

	Fair Value
Description	Hierarchy	May 31, 2012 (a)	November 30, 2011 (a)
Long-lived assets held and used	Level 2	$—	$75
Long-lived assets held and used	Level 3	27,396	33,947

Total		$27,396	$34,022

(a)	Amounts represent the aggregate fair values for communities or land parcels for which the Company recognized inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these communities or land parcels may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value Disclosures (continued)

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying value of $43.9 million were written down to their fair value of $27.4 million during the six months ended May 31, 2012, resulting in inventory impairment charges of $16.5 million. Long-lived assets held and used with a carrying value of $56.7 million were written down to their fair value of $34.0 million during the year ended November 30, 2011, resulting in inventory impairment charges of $22.7 million.

The fair values for the Company’s long-lived assets held and used that were determined using Level 2 inputs were based on an executed contract. The fair values for long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future net cash flows discounted for inherent risk associated with each asset as described in Note 6. Inventory Impairments and Land Option Contract Abandonments. The discount rates used were impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset was located at the time the assessment was made. These factors were specific to each affected community or land parcel and may have varied among communities or land parcels.

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

The following table presents the fair value hierarchy, carrying values and estimated fair values of the Company’s financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2012		November 30, 2011
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes due 2014 at 5 3/4%	Level 2	$193,482	$191,033	$249,647	$232,500
Senior notes due 2015 at 5 7/8%	Level 2	169,657	163,207	299,273	270,000
Senior notes due 2015 at 6 1/4%	Level 2	296,179	285,556	449,795	401,625
Senior notes due 2017 at 9.10%	Level 2	261,141	267,650	260,865	235,519
Senior notes due 2018 at 7 1/4%	Level 2	299,067	282,000	299,007	251,625
Senior notes due 2020 at 8.00%	Level 2	344,973	339,500	—	—

The fair values of the Company’s senior notes are estimated based on quoted market prices.

The carrying values reported for cash and cash equivalents, restricted cash, mortgages and notes receivable, and mortgages and land contracts due to land sellers and other loans approximate fair values.

8.	Variable Interest Entities

The Company participates in joint ventures from time to time that conduct land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary. All of the Company’s joint ventures at May 31, 2012 and November 30, 2011 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

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

In compliance with ASC 810, the Company analyzes its land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of May 31, 2012 and November 30, 2011 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option contracts and other similar contracts.

As of May 31, 2012, the Company had cash deposits totaling $2.9 million associated with land option contracts and other similar contracts that it determined were unconsolidated VIEs, having an aggregate purchase price of $267.3 million, and had cash deposits totaling $20.9 million associated with land option contracts and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $351.9 million. As of November 30, 2011, the Company had cash deposits totaling $8.1 million associated with land option contracts and other similar contracts that it determined were unconsolidated VIEs, having an aggregate purchase price of $122.1 million, and had cash deposits totaling $12.8 million associated with land option contracts and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $223.0 million.

The Company’s exposure to loss related to its land option contracts and other similar contracts with third parties and unconsolidated entities consisted of deposits and pre-acquisition costs, which totaled $23.8 million and $27.1 million, respectively, at May 31, 2012 and $20.9 million and $31.5 million, respectively, at November 30, 2011. These amounts are included in inventories in the Company’s consolidated balance sheets. In addition, the Company had outstanding letters of credit of $.5 million at May 31, 2012 and $1.7 million at November 30, 2011 in lieu of cash deposits under certain land option contracts or other similar contracts.

The Company also evaluates its land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in its consolidated balance sheets by $20.3 million at May 31, 2012 and $23.9 million at November 30, 2011.

9.	Investments in Unconsolidated Joint Ventures

The Company has investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where its homebuilding operations are located. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. These investments are designed primarily to reduce market and development risks and to increase the number of homesites owned and controlled by the Company. In some instances, participating in unconsolidated joint ventures has enabled the Company to acquire

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

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with its respective equity interests. In some instances, the Company recognizes profits and losses related to its investment in an unconsolidated joint venture that differ from its equity interest in the unconsolidated joint venture. This may arise from impairments recognized by the Company related to its investment that differ from the recognition of impairments by the unconsolidated joint venture with respect to the unconsolidated joint venture’s assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the deferral of the unconsolidated joint venture profits from land sales to the Company; or other items.

With respect to the Company’s investments in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included no impairment charges for the six months ended May 31, 2012 and $53.7 million of such charges for the six months ended May 31, 2011. The impairment charges for the six months ended May 31, 2011 reflected the write-off of the Company’s remaining investment in South Edge, LLC (“South Edge”). South Edge was a residential development joint venture in the Company’s Southwest homebuilding reporting segment. The Company wrote off its remaining investment in South Edge based on the Company’s determination that South Edge was no longer able to perform its activities as originally intended following a court decision in the first quarter of 2011 to enter an order for relief on a Chapter 11 involuntary bankruptcy petition filed against the joint venture.

The following table presents information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Revenues	$—	$230	$—	$—
Construction and land costs	6	(201)	—	21
Other expenses, net	(749)	(4,605)	(288)	(238)

Loss	$(743)	$(4,576)	$(288)	$(217)

The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Investments in Unconsolidated Joint Ventures (continued)

	May 31, 2012	November 30, 2011
Assets
Cash	$24,060	$8,923
Receivables	12,009	19,503
Inventories	360,007	368,306
Other assets	150	151

Total assets	$396,226	$396,883

Liabilities and equity
Accounts payable and other liabilities	$93,990	$96,981
Equity	302,236	299,902

Total liabilities and equity	$396,226	$396,883

The following table presents information relating to the Company’s investments in unconsolidated joint ventures (dollars in thousands):

	May 31, 2012	November 30, 2011
Number of investments in unconsolidated joint ventures (a)	8	8

Investments in unconsolidated joint ventures (a)	$121,408	$127,926

(a)	The Company’s investments in unconsolidated joint ventures as of May 31, 2012 and November 30, 2011 include Inspirada Builders, LLC, an unconsolidated joint venture that was formed in 2011 in connection with the South Edge Plan (as defined below) and in which a wholly owned subsidiary of the Company is a member. As part of the South Edge Plan, land previously owned by South Edge was transferred to Inspirada Builders, LLC in November 2011. The Company anticipates that it will acquire its share of the land from Inspirada Builders, LLC through a future distribution.

The Company’s unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements. To finance their respective land acquisition and development activities, certain of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of the Company’s unconsolidated joint ventures had outstanding debt at May 31, 2012 or November 30, 2011.

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

to South Edge, and taking into account accruals it had previously established with respect to its investment in South Edge, the Company recognized a charge of $22.8 million that was reflected as a loss on loan guaranty in its consolidated statements of operations. This charge was in addition to the joint venture impairment charge of $53.7 million to write off the Company’s remaining investment in South Edge. In the second quarter of 2011, in updating the estimate of its probable net payment obligation to reflect the terms of an agreement regarding a proposed consensual plan of reorganization for South Edge (the “South Edge Plan”), the Company recorded an additional loss on loan guaranty of $14.6 million. South Edge underwent and completed a bankruptcy reorganization under the South Edge Plan in 2011. In connection with a bankruptcy court’s confirmation of the South Edge Plan in November 2011 and the resolution of other matters concerning South Edge, the Company’s obligations under the Springing Guaranty were eliminated in the fourth quarter of 2011.

10.	Other Assets

Other assets consisted of the following (in thousands):

	May 31, 2012	November 30, 2011
Cash surrender value of insurance contracts	$61,933	$59,718
Debt issuance costs	10,032	4,219
Property and equipment, net	7,617	7,801
Prepaid expenses	4,463	2,214
Net deferred tax assets	1,152	1,152

Total	$85,197	$75,104

11.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2012	November 30, 2011
Construction defect and other litigation liabilities	$109,953	$101,017
Employee compensation and related benefits	75,550	76,960
Warranty liability	50,866	67,693
Accrued interest payable	45,172	43,129
Liabilities related to inventory not owned	20,293	23,903
Real estate and business taxes	3,340	10,770
Other	39,206	50,934

Total	$344,380	$374,406

12.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands):

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Mortgages and Notes Payable (continued)

	May 31, 2012	November 30, 2011
Mortgages and land contracts due to land sellers and other loans	$18,289	$24,984
Senior notes due 2014 at 5 3/4%	193,482	249,647
Senior notes due 2015 at 5 7/8%	169,657	299,273
Senior notes due 2015 at 6 1/4%	296,179	449,795
Senior notes due 2017 at 9.10%	261,141	260,865
Senior notes due 2018 at 7 1/4%	299,067	299,007
Senior notes due 2020 at 8.00%	344,973	—

Total	$1,582,788	$1,583,571

The Company maintains the LOC Facilities to provide letters of credit in the ordinary course of operating its business. As of May 31, 2012 and November 30, 2011, $61.8 million and $63.8 million, respectively, of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require the Company to deposit and maintain cash with the issuing financial institutions as collateral for its letters of credit outstanding. The Company may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.

On February 7, 2012, pursuant to its universal shelf registration statement filed with the SEC on September 20, 2011 (the “2011 Shelf Registration”), the Company issued $350.0 million in aggregate principal amount of 8.00% senior notes due 2020 (the “$350 Million Senior Notes”). The $350 Million Senior Notes, which are due on March 15, 2020, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. If a change in control occurs as defined in the instruments governing the $350 Million Senior Notes, the Company would be required to offer to purchase the $350 Million Senior Notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. The $350 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. The Company used substantially all of the net proceeds from the issuance of the $350 Million Senior Notes to purchase, pursuant to the terms of tender offers that were initially made on January 19, 2012 (the “Tender Offers”), $56.3 million in aggregate principal amount of its 5  3/4% senior notes due 2014, $130.0 million in aggregate principal amount of its 5  7/8 % senior notes due 2015, and $153.7 million in aggregate principal amount of its 6  1/4% senior notes due 2015. The applicable Tender Offers expired on February 15, 2012. The total amount paid to purchase these senior notes was $340.5 million. The Company incurred a loss of $2.0 million in the first quarter of 2012 related to the early redemption of debt due to a premium paid under the Tender Offers and the unamortized original issue discount.

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

As of May 31, 2012, the Company was in compliance with the applicable terms of all of its covenants under the Company’s senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to secure future debt financing may depend in part on its ability to remain in such compliance.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Mortgages and Notes Payable (continued)

Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2012 –$15.9 million; 2013 – $2.4 million; 2014 – $193.5 million; 2015 – $465.8 million; 2016 – $0; and thereafter – $905.2 million.

13.	Commitments and Contingencies

Commitments and contingencies include typical obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business.

Warranty. The Company provides a limited warranty on all of its homes. The specific terms and conditions of these limited warranties vary depending upon the market in which the Company does business. The Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. The Company’s primary assumption in estimating the amounts it accrues for warranty costs is that historical claims experience is a strong indicator of future claims experience. The Company periodically assesses the adequacy of its accrued warranty liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and adjusts the amount as necessary based on its assessment. The Company’s assessment includes the review of its actual warranty costs incurred to identify trends and changes in its warranty claims experience, and considers the Company’s construction quality and customer service initiatives and outside events. While the Company believes the warranty liability reflected in its consolidated balance sheets to be adequate, unanticipated changes in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on its actual warranty costs in the future and such amounts could differ from the Company’s current estimates.

The changes in the Company’s warranty liability are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Balance at beginning of period	$67,693	$93,988	$64,607	$87,061
Warranties issued	2,973	1,981	1,656	1,133
Payments	(8,703)	(14,471)	(4,267)	(6,662)
Adjustments (a)	(11,097)	1,132	(11,130)	1,098

Balance at end of period	$50,866	$82,630	$50,866	$82,630

(a)	The Company’s warranty adjustments for the three months and six months ended May 31, 2012 include $11.2 million of adjustments that were recorded to reflect the Company’s assessment of trends in its overall warranty claims experience on homes previously delivered.

The Company’s overall warranty liability of $50.9 million at May 31, 2012 included $3.3 million for estimated remaining repair costs associated with 54 homes that have been identified as containing or suspected of containing allegedly defective drywall manufactured in China. These homes are located in Florida and were primarily delivered in 2006 and 2007. The Company’s overall warranty liability of $67.7 million at November 30, 2011 included $4.8 million for the estimated remaining repair costs associated with 87 such identified affected homes. The decrease in the liability for estimated remaining repair costs associated with

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Commitments and Contingencies (continued)

identified affected homes during the six months ended May 31, 2012 reflected the lower number of identified affected homes with unresolved repairs at May 31, 2012 compared to November 30, 2011. During the six months ended May 31, 2012, the Company resolved repairs on 35 identified affected homes and identified two additional affected homes. For these purposes, the Company considers repairs for identified affected homes to be “resolved” when all repairs are complete and all repair costs are fully paid. Repairs for identified affected homes are considered “unresolved” if repairs are not complete and/or there are repair costs remaining to be paid.

During the six months ended May 31, 2012 and 2011, the Company paid $2.4 million and $9.0 million, respectively, to repair identified affected homes, and estimated its additional repair costs with respect to the identified affected homes to be $.9 million and $4.7 million, respectively. Since first identifying affected homes in 2009, the Company has identified a total of 469 affected homes and has resolved repairs on 415 of those homes through May 31, 2012. As of May 31, 2012, the Company has paid $42.9 million of the total estimated repair costs of $46.2 million associated with the identified affected homes. The Company believes that it has identified substantially all potentially affected homes and anticipates it will receive only nominal additional claims in future periods.

As of May 31, 2012, the Company has been named as a defendant in 11 lawsuits relating to the allegedly defective drywall material, and it may in the future be subject to other similar litigation or claims that could cause the Company to incur significant costs. Given the preliminary stages of the proceedings, the Company has not concluded whether the outcome of any of these lawsuits will be material to its consolidated financial statements.

The Company intends to seek and is undertaking efforts, including legal proceedings, to obtain reimbursement from various sources, including suppliers and insurers, for the costs it has incurred or expects to incur to investigate and complete repairs and to defend itself in litigation associated with this allegedly defective drywall material. Given uncertainties in the potential outcomes of these efforts, some of which may involve pursuing claims in international forums, the Company has not recorded any amounts for potential future recoveries as of May 31, 2012.

In assessing its overall warranty liability, the Company evaluates the costs related to identified homes affected by the allegedly defective drywall material and other home warranty-related items on a combined basis. Based on its assessments, the Company determined that its overall warranty liability at each reporting date was sufficient with respect to the Company’s then-estimated remaining repair costs associated with identified affected homes and its overall warranty obligations on homes delivered. In light of these assessments, the Company did not incur charges in its consolidated statements of operations for the three months ended May 31, 2012 or May 31, 2011 with respect to repair costs associated with the identified affected homes. Additionally, based on the Company’s assessment of trends in its warranty claims experience, the Company recorded favorable warranty adjustments of $11.2 million as reductions to construction and land costs in its consolidated statements of operations during the three months ended May 31, 2012. The overall warranty liability has decreased in part because of the payments the Company has made to resolve repairs on identified affected homes and in part due to the decrease in the number of homes the Company has delivered over the past several years.

The Company has tendered claims with its liability insurance carriers, seeking reimbursement of costs the Company has incurred to repair construction defects on previously delivered homes, including homes affected by the allegedly defective drywall material described above. During the three months ended May 31, 2012, the Company recognized an insurance recovery of $10.0 million as a reduction to construction and land costs in its consolidated statements of operations, representing an amount the Company received from one of its insurance carriers for a portion of the claims the Company has tendered. While its discussions and negotiations with the insurance carriers are ongoing, the Company has not recorded any amounts for potential future recoveries from the carriers as of May 31, 2012.

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

Insurance. The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the estimated costs required to cover its self-insured retention and deductible amounts under its insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims experience and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $93.9 million at May 31, 2012 and $94.9 million at November 30, 2011. These amounts are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company’s expenses associated with self-insurance totaled $2.3 million for each of the three-month periods ended May 31, 2012 and May 31, 2011. For each of the six-month periods ended May 31, 2012 and 2011, the Company’s expenses associated with self-insurance totaled $4.6 million. These expenses were largely offset by contributions from subcontractors participating in the wrap-up policy.

Performance Bonds and Letters of Credit. The Company is often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of its projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of its unconsolidated joint ventures. At May 31, 2012, the Company had $282.7 million of performance bonds and $61.8 million of letters of credit outstanding. At November 30, 2011, the Company had $361.6 million of performance bonds and $63.8 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. The Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.

Land Option Contracts. In the ordinary course of its business, the Company enters into land option contracts and other similar contracts to procure rights to land parcels for the construction of homes. At May 31, 2012, the Company had total deposits of $24.3 million, comprised of $23.8 million of cash deposits and $.5 million of letters of credit, to purchase land having an aggregate purchase price of $619.2 million. The Company’s land option contracts and other similar contracts generally do not contain provisions requiring the Company’s specific performance.

14.	Legal Matters

Nevada Development Contract Litigation

On November 4, 2011, the Eighth Judicial District Court, Clark County, Nevada set for trial a consolidated action against KB HOME Nevada Inc., a wholly owned subsidiary of the Company (“KB Nevada”), in a case entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Legal Matters (continued)

Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleges that KB Nevada breached the development agreement, and also alleges that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs seek rescission of the agreements or a rescissory measure of damages or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (the “Claimed Damages”). KB Nevada denies the allegations and damages, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. While the ultimate outcome is uncertain — the Company believes it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages and could be material to the Company’s consolidated financial statements — KB Nevada believes it will be successful in defending against the plaintiffs’ claims and that the plaintiffs will not be awarded rescission or damages. The non-jury trial is currently set for September 2012.

Southern California Project Development Case

On December 27, 2011, the jury in a case entitled Estancia Coastal, LLC v. KB HOME Coastal Inc. et al. returned a verdict against KB HOME Coastal Inc., a wholly owned subsidiary, and the Company for $9.8 million, excluding legal fees and interest. The case related to a land option contract and a construction agreement between KB HOME Coastal Inc. and the plaintiff. Based on pre-trial analysis, the verdict was not expected, and KB HOME Coastal Inc. and the Company jointly filed a motion for judgment notwithstanding the verdict and a motion for a new trial, which were heard on May 18, 2012. On May 23, 2012, the trial court denied the motions and on June 4, 2012 entered a judgment in favor of the plaintiff in the amount of $9.2 million plus pre-judgment interest of approximately $.9 million. The judgment entered reflects an earlier payment by the Company to the plaintiff of a portion of the jury’s award and does not include legal fees and costs and post-judgment interest. KB HOME Coastal Inc. and the Company expect the trial court to award legal fees and costs to the plaintiff after a hearing in September 2012 in an amount less than $1.8 million. The Company had established an accrual for this matter based on its previous estimate of the probable loss. However, as a result of the trial court’s decision and probable attorney fees and costs award, the Company recorded a charge of $8.8 million in the second quarter of 2012 to increase the accrual for this matter to $11.7 million at May 31, 2012. The charge was included in selling, general and administrative expenses in the Company’s consolidated statement of operations. KB HOME Coastal Inc. and the Company have appealed the entry of judgment. While the ultimate outcome is uncertain, KB HOME Coastal Inc. and the Company believe they will be successful in resolving the matter for an amount less than the judgment.

Other Matters

In addition to the specific proceedings described above, the Company is involved in other litigation and regulatory proceedings incidental to its business that are in various procedural stages. The Company believes that the accruals it has recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on the Company’s consolidated financial statements. The Company evaluates its accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjusts them to reflect (i) the facts and circumstances known to the Company at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on its experience, the Company believes that the amounts that may be claimed or alleged against it in these proceedings are not a meaningful indicator of its potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses the Company may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to the Company’s consolidated financial statements.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Stockholders’ Equity

As of May 31, 2012, the Company was authorized to repurchase four million shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any of its common stock under this program in the six months ended May 31, 2012. The Company has not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of the Company’s board of directors.

During the three months ended May 31, 2012, the Company’s board of directors declared a cash dividend of $.025 per share of common stock, which was paid on May 17, 2012 to stockholders of record on May 3, 2012. During the three months ended February 29, 2012, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 16, 2012 to stockholders of record on February 7, 2012. A cash dividend of $.0625 per share of common stock was declared and paid during the three months ended February 28, 2011 and the three months ended May 31, 2011.

16.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS” (“ASU 2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of recurring fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance was effective for interim and annual periods beginning after December 15, 2011. The Company’s adoption of this guidance as of March 1, 2012 did not have a material impact on its consolidated financial position or results of operations.

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

The Company’s income tax benefit totaled $4.5 million for the three months ended May 31, 2012 and $.3 million for the three months ended May 31, 2011. For the six months ended May 31, 2012, the Company’s income tax benefit totaled $4.1 million, compared to income tax expense of $.1 million for the six months ended May 31, 2011. The income tax benefits recognized for the three months and six months ended May 31, 2012 primarily resulted from a $4.1 million state income tax refund received in the second quarter in connection with the resolution of a state tax audit. Due to the effects of its deferred tax asset valuation allowance, and changes in its unrecognized tax benefits, the Company’s effective tax rates for the three months and six months ended May 31, 2012 and 2011 are not meaningful items as the Company’s income tax amounts are not directly correlated to the amount of its pretax losses for those periods.

In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), the Company evaluates its deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The realization of deferred tax assets depends primarily on the Company’s ability to generate sustained profitability. During the three months ended May 31, 2012, the Company recorded a valuation allowance of $9.7 million against net deferred tax assets generated from the loss for the period. During the three months ended May 31, 2011, the Company recorded a similar valuation allowance of $25.7 million. For the six months ended May 31, 2012 and 2011, the Company recorded valuation allowances of $28.0 million and $70.8 million, respectively, against the net deferred tax assets generated from the losses for those periods. The Company’s net deferred tax assets totaled $1.1 million at both May 31, 2012 and November 30, 2011. The deferred tax asset valuation allowance increased to $875.8 million at May 31, 2012 from $847.8 million at November 30, 2011, reflecting the $28.0 million valuation allowance recorded during the six months ended May 31, 2012.

During the three months and six months ended May 31, 2012, the Company had a net reduction to its total gross unrecognized tax benefits of $.5 million as a result of the current status of federal and state tax audits. The total amount of unrecognized tax benefits, including interest and penalties, that would affect the effective tax rate was $1.4 million as of May 31, 2012. The Company anticipates that total unrecognized tax benefits will decrease by approximately $.2 million during the 12 months from this reporting date due to various state tax filings associated with the resolution of the federal tax audit.

The benefits of the Company’s net operating losses (“NOLs”), built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on the Company’s analysis performed as of May 31, 2012, the Company does not believe it has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2012	2011
Summary of cash and cash equivalents at end of period:
Homebuilding	$314,258	$621,304
Financial services	3,703	5,892

Total	$317,961	$627,196

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows (continued)

	Six Months Ended May 31,
	2012	2011
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$28,711	$22,544
Income taxes paid	647	226
Income taxes refunded	4,376	182

Supplemental disclosures of noncash activities:
Increase (decrease) in consolidated inventories not owned	$(3,611)	$12,813
Acquired property securing note receivable	—	40,000

19.	Supplemental Guarantor Information

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

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Operations

Six Months Ended May 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$322,432	$234,978	$—	$557,410

Homebuilding:
Revenues	$—	$322,432	$230,068	$—	$552,500
Construction and land costs	—	(278,469)	(198,558)	—	(477,027)
Selling, general and administrative expenses	(28,934)	(51,428)	(41,796)	—	(122,158)

Operating loss	(28,934)	(7,465)	(10,286)	—	(46,685)
Interest income	225	4	17	—	246
Interest expense	30,930	(47,517)	(14,168)	—	(30,755)
Equity in loss of unconsolidated joint ventures	—	(292)	(23)	—	(315)

Homebuilding pretax income (loss)	2,221	(55,270)	(24,460)	—	(77,509)

Financial services pretax income	—	—	3,471	—	3,471

Total pretax income (loss)	2,221	(55,270)	(20,989)	—	(74,038)
Income tax benefit (expense)	(100)	3,100	1,100	—	4,100
Equity in net loss of subsidiaries	(72,059)	—	—	72,059	—

Net loss	$(69,938)	$(52,170)	$(19,889)	$72,059	$(69,938)

Six Months Ended May 31, 2011 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$131,894	$336,784	$—	$468,678

Homebuilding:
Revenues	$—	$131,894	$333,390	$—	$465,284
Construction and land costs	—	(114,128)	(307,049)	—	(421,177)
Selling, general and administrative expenses	(33,839)	(9,935)	(68,351)	—	(112,125)
Loss on loan guaranty	—	—	(37,330)	—	(37,330)

Operating income (loss)	(33,839)	7,831	(79,340)	—	(105,348)
Interest income	534	4	115	—	653
Interest expense	23,779	(21,392)	(26,947)	—	(24,560)
Equity in loss of unconsolidated joint ventures	—	(72)	(55,857)	—	(55,929)

Homebuilding pretax loss	(9,526)	(13,629)	(162,029)	—	(185,184)

Financial services pretax income	—	—	2,254	—	2,254

Total pretax loss	(9,526)	(13,629)	(159,775)	—	(182,930)
Income tax expense	—	—	(100)	—	(100)
Equity in net loss of subsidiaries	(173,504)	—	—	173,504	—

Net loss	$(183,030)	$(13,629)	$(159,875)	$173,504	$(183,030)

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Operations

Three Months Ended May 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$175,943	$126,909	$—	$302,852

Homebuilding:
Revenues	$—	$175,943	$124,662	$—	$300,605
Construction and land costs	—	(143,487)	(106,182)	—	(249,669)
Selling, general and administrative expenses	(14,934)	(30,257)	(21,281)	—	(66,472)

Operating income (loss)	(14,934)	2,199	(2,801)	—	(15,536)
Interest income	100	3	8	—	111
Interest expense	16,810	(23,634)	(7,645)	—	(14,469)
Equity in loss of unconsolidated joint ventures	—	(241)	(2)	—	(243)

Homebuilding pretax income (loss)	1,976	(21,673)	(10,440)	—	(30,137)

Financial services pretax income	—	—	1,501	—	1,501

Total pretax income (loss)	1,976	(21,673)	(8,939)	—	(28,636)
Income tax benefit (expense)	(200)	3,400	1,300	—	4,500
Equity in net loss of subsidiaries	(25,912)	—	—	25,912	—

Net loss	$(24,136)	$(18,273)	$(7,639)	$25,912	$(24,136)

Three Months Ended May 31, 2011 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$82,687	$189,051	$—	$271,738

Homebuilding:
Revenues	$—	$82,687	$187,296	$—	$269,983
Construction and land costs	—	(67,551)	(182,830)	—	(250,381)
Selling, general and administrative expenses	(15,169)	(11,060)	(36,291)	—	(62,520)
Loss on loan guaranty	—	—	(14,572)	—	(14,572)

Operating income (loss)	(15,169)	4,076	(46,397)	—	(57,490)
Interest income	221	—	49	—	270
Interest expense	13,929	(13,085)	(13,965)	—	(13,121)
Equity in loss of unconsolidated joint ventures	—	(29)	(63)	—	(92)

Homebuilding pretax loss	(1,019)	(9,038)	(60,376)	—	(70,433)

Financial services pretax income	—	—	1,629	—	1,629

Total pretax loss	(1,019)	(9,038)	(58,747)	—	(68,804)
Income tax expense	—	100	200	—	300
Equity in net loss of subsidiaries	(67,485)	—	—	67,485	—

Net loss	$(68,504)	$(8,938)	$(58,547)	$67,485	$(68,504)

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Balance Sheets

May 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$273,312	$17,847	$23,099	$—	$314,258
Restricted cash	63,182	—	—	—	63,182
Receivables	899	29,891	43,238	—	74,028
Inventories	—	1,229,731	497,909	—	1,727,640
Investments in unconsolidated joint ventures	—	107,090	14,318	—	121,408
Other assets	76,609	846	7,742	—	85,197

	414,002	1,385,405	586,306	—	2,385,713

Financial services	—	—	8,292	—	8,292
Investments in subsidiaries	12,710	—	—	(12,710)	—

Total assets	$426,712	$1,385,405	$594,598	$(12,710)	$2,394,005

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$118,224	$154,853	$163,108	$—	$436,185
Mortgages and notes payable	1,539,389	39,348	4,051	—	1,582,788

	1,657,613	194,201	167,159	—	2,018,973
Financial services	—	—	5,501	—	5,501
Intercompany	(1,600,432)	1,191,204	409,228	—	—
Stockholders’ equity	369,531	—	12,710	(12,710)	369,531

Total liabilities and stockholders’ equity	$426,712	$1,385,405	$594,598	$(12,710)	$2,394,005

November 30, 2011 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$340,957	$32,876	$41,217	$—	$415,050
Restricted cash	64,475	6	—	—	64,481
Receivables	801	29,250	36,128	—	66,179
Inventories	—	1,256,468	475,161	—	1,731,629
Investments in unconsolidated joint ventures	—	113,921	14,005	—	127,926
Other assets	67,059	730	7,315	—	75,104

	473,292	1,433,251	573,826	—	2,480,369
Financial services	—	—	32,173	—	32,173
Investments in subsidiaries	34,235	—	—	(34,235)	—

Total assets	$507,527	$1,433,251	$605,999	$(34,235)	$2,512,542

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$121,572	$181,835	$175,413	$—	$478,820
Mortgages and notes payable	1,533,477	45,925	4,169	—	1,583,571

	1,655,049	227,760	179,582	—	2,062,391
Financial services	—	—	7,494	—	7,494
Intercompany	(1,590,179)	1,205,491	384,688	—	—
Stockholders’ equity	442,657	—	34,235	(34,235)	442,657

Total liabilities and stockholders’ equity	$507,527	$1,433,251	$605,999	$(34,235)	$2,512,542

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Cash Flows

Six Months Ended May 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(69,938)	$(52,170)	$(19,889)	$72,059	$(69,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	292	(66)	—	226
Inventory impairments and land option contract abandonments	—	8,362	8,147	—	16,509
Changes in assets and liabilities:
Receivables	(98)	(641)	17,534	—	16,795
Inventories	—	14,765	(30,896)	—	(16,131)
Accounts payable, accrued expenses and other liabilities	(4,198)	(21,719)	(14,297)	—	(40,214)
Other, net	(499)	181	3,190	—	2,872

Net cash used in operating activities	(74,733)	(50,930)	(36,277)	72,059	(89,881)

Cash flows from investing activities:
Return of investment in (contributions to) unconsolidated joint ventures	—	4,886	(336)	—	4,550
Purchases of property and equipment, net	(53)	(297)	(242)	—	(592)

Net cash provided by (used in) investing activities	(53)	4,589	(578)	—	3,958

Cash flows from financing activities:
Change in restricted cash	1,293	6	—	—	1,299
Proceeds from issuance of senior notes	344,831	—	—	—	344,831
Payment of senior notes issuance costs	(6,751)	—	—	—	(6,751)
Repayment of senior notes	(340,481)	—	—	—	(340,481)
Payments on mortgages and land contracts due to land sellers and other loans	—	(6,577)	(118)	—	(6,695)
Issuance of common stock under employee stock plans	353	—	—	—	353
Payments of cash dividends	(6,746)	—	—	—	(6,746)
Intercompany	14,642	37,883	19,534	(72,059)	—

Net cash provided by (used in) financing activities	7,141	31,312	19,416	(72,059)	(14,190)

Net decrease in cash and cash equivalents	(67,645)	(15,029)	(17,439)	—	(100,113)
Cash and cash equivalents at beginning of period	340,957	32,876	44,241	—	418,074

Cash and cash equivalents at end of period	$273,312	$17,847	$26,802	$—	$317,961

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Supplemental Guarantor Information (continued)

Six Months Ended May 31, 2011 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(183,030)	$(13,629)	$(159,875)	$173,504	$(183,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated joint ventures	—	72	55,345	—	55,417
Loss on loan guaranty	—	—	37,330	—	37,330
Gain on sale of operating property	—	(8,825)	—	—	(8,825)
Inventory impairments and land option contract abandonments	—	663	21,682	—	22,345
Changes in assets and liabilities:
Receivables	340	(3,740)	1,957	—	(1,443)
Inventories	—	(60,612)	(107,180)	—	(167,792)
Accounts payable, accrued expenses and other liabilities	4,374	(13,431)	(19,023)	—	(28,080)
Other, net	(512)	(3,007)	6,273	—	2,754

Net cash used in operating activities	(178,828)	(102,509)	(163,491)	173,504	(271,324)

Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(1,388)	(531)	—	(1,919)
Proceeds from sale of operating property	—	80,600	—	—	80,600
Sales (purchases) of property and equipment, net	(289)	(14)	195	—	(108)

Net cash provided by (used in) investing activities	(289)	79,198	(336)	—	78,573

Cash flows from financing activities:
Change in restricted cash	1,514	—	—	—	1,514
Payments on mortgages and land contracts due to land sellers and other loans	—	(79,471)	(1,355)	—	(80,826)
Issuance of common stock under employee stock plans	442	—	—	—	442
Payments of cash dividends	(9,613)	—	—	—	(9,613)
Intercompany	(92,445)	106,687	159,262	(173,504)	—

Net cash provided by (used in) financing activities	(100,102)	27,216	157,907	(173,504)	(88,483)

Net increase (decrease) in cash and cash equivalents	(279,219)	3,905	(5,920)	—	(281,234)
Cash and cash equivalents at beginning of period	770,603	3,619	134,208	—	908,430

Cash and cash equivalents at end of period	$491,384	$7,524	$128,288	$—	$627,196

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our consolidated results of operations for the six months and three months ended May 31, 2012 and 2011 (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Revenues:
Homebuilding	$552,500	$465,284	$300,605	$269,983
Financial services	4,910	3,394	2,247	1,755

Total	$557,410	$468,678	$302,852	$271,738

Pretax income (loss):
Homebuilding	$(77,509)	$(185,184)	$(30,137)	$(70,433)
Financial services	3,471	2,254	1,501	1,629

Total pretax loss	(74,038)	(182,930)	(28,636)	(68,804)
Income tax benefit (expense)	4,100	(100)	4,500	300

Net loss	$(69,938)	$(183,030)	$(24,136)	$(68,504)

Basic and diluted loss per share	$(.91)	$(2.38)	$(.31)	$(.89)

In the first six months of 2012, the overall housing market showed signs that it is stabilizing and moving into a period of recovery from the severe housing downturn that began in mid-2006. Historically high housing affordability, particularly compared to rising rental costs, with record-low interest rates for residential consumer mortgage loans helped to spur home sales activity. Meanwhile, relatively low inventories of homes available for sale in some markets helped to moderate prior downward trends in home prices and, in a few areas, push selling prices higher. Conditions are uneven, however, with local economic and employment dynamics strongly influencing the health or weakness of and within individual housing markets, and during the period there has generally been greater sales activity for existing homes than for new homes. In addition, and notwithstanding the somewhat healthier environment, the homebuilding industry still faces significant challenges from unbalanced inventories of homes available for sale in several markets; sales of distressed homes, including a sizeable number of lender-owned homes acquired through foreclosures and short sales that are currently or may soon be made available for sale; and restraints on consumer demand for housing. These restraints include variable macroeconomic conditions, uncertainty regarding job growth, tight residential consumer mortgage lending standards and reduced credit availability for residential consumer mortgage loans. Though the recent positive trends and more favorable buyer sentiment have been encouraging, continued improvement for the housing industry will depend substantially on the extent and pace of economic growth.

In the three months ended May 31, 2012, we continued to focus on our primary strategic goals — to achieve and maintain profitability at the scale of prevailing market conditions; to generate cash and strengthen our balance sheet; and to position our business to capitalize on future growth opportunities — and we generated year-over-year improvement in a number of financial and operational metrics. We ended the 2012 second quarter with the number of homes in backlog up 22% and potential future housing revenues up 38% from a year ago. In addition, while we generated only a 3% increase in net orders compared to the year-earlier quarter, reflecting in part a 4% year-over-year decrease in our number of new home communities open for sales, the value of our net orders increased 18%. We also produced year-over-year growth in homes delivered and revenues, and reduced our net loss significantly from the second quarter of 2011. Apart from our improved results in the current quarter, we believe that the actions we have taken since the beginning of 2012 have further strengthened our business and our ability to take advantage of any future improvements in housing markets as they occur. These actions included an operational transition to a new preferred mortgage lender, as further described below; investing in land and land development in desirable locations within our served markets; and extending our senior debt maturity schedule through the issuance of the $350 Million Senior Notes and the related completion of the Tender Offers.

Our total revenues of $302.9 million for the three months ended May 31, 2012 increased 11% from $271.7 million for the three months ended May 31, 2011, primarily due to higher housing revenues. Housing revenues increased 11% to $300.6 million for the second quarter of 2012 from $270.0 million for the year-earlier quarter, reflecting a 2% increase in the number of homes delivered and a 9% increase in the average selling price. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 1,290 homes at an average selling price of $233,000 in the second quarter of 2012, compared with 1,265 homes delivered at an average selling price of $213,400 in the year-earlier quarter.

The year-over-year increase in the number of homes delivered in the second quarter of 2012 was due to our relatively higher backlog level at the beginning of the quarter, which was up 30% from the prior year. Within our homebuilding reporting segments, the number of homes delivered in the three months ended May 31, 2012 increased by 13% and 5% in our Central and Southeast homebuilding reporting segments, respectively, and decreased by 7% and 14% in our West Coast and Southwest homebuilding reporting segments, respectively, compared to the year-earlier quarter.

Our overall average selling price for the three months ended May 31, 2012 increased from the corresponding period of 2011, primarily due to changes in community and product mix, as we delivered more homes from markets with economic and consumer demand dynamics that supported larger home sizes and higher selling prices, and our repositioning in stronger, highly desirable, land-constrained submarkets. Our higher average selling price in the 2012 second quarter reflected year-over-year increases of 33% and 14% in our West Coast and Southwest homebuilding reporting segments, respectively, partly offset by decreases of 8% and 1% in our Central and Southeast homebuilding reporting segments, respectively.

Included in our total revenues were financial services revenues of $2.2 million for the second quarter of 2012 and $1.8 million for the second quarter of 2011. Financial services revenues increased compared to the year-earlier period mainly due to revenues associated with a marketing services agreement with our preferred mortgage lender.

We generated a net loss of $24.1 million, or $.31 per diluted share, for the three months ended May 31, 2012, compared to a net loss of $68.5 million, or $.89 per diluted share, for the three months ended May 31, 2011. Our 2012 second quarter net loss included favorable warranty adjustments of $11.2 million that reflected trends in our overall warranty claims experience, and an insurance recovery of $10.0 million related to costs we have incurred to repair construction defects on previously delivered homes, including homes affected by allegedly defective drywall material. These items were largely offset by charges of $9.9 million for inventory impairments and a charge of $8.8 million recorded as a result of an unfavorable court decision that is being appealed, as discussed in Note 14. Legal Matters in the Notes to Consolidated Financial Statements in this report. In the 2012 second quarter, our net loss also included an income tax benefit of $4.5 million, which primarily resulted from a $4.1 million state income tax refund received in connection with the resolution of a state tax audit. Our net loss for the quarter ended May 31, 2011 included charges of $20.6 million for inventory impairments and land option contract abandonments, and a loss on loan guaranty of $14.6 million related to South Edge. South Edge was a residential development joint venture located near Las Vegas, Nevada in which one of our wholly owned subsidiaries participated along with other unrelated homebuilders and a third-party property development firm. South Edge underwent and completed a bankruptcy reorganization under the South Edge Plan in 2011, a process that commenced in the first quarter of that year. The loss on loan guaranty recorded in the 2011 second quarter resulted from our updated estimate of our probable net payment obligation to reflect the terms of the South Edge Plan.

Our homebuilding operations generated operating losses of $15.5 million for the three months ended May 31, 2012 and $57.5 million for the three months ended May 31, 2011. The homebuilding operating loss narrowed by $42.0 million in the second quarter of 2012 due to higher housing gross profits, partly offset by higher selling, general and administrative expenses in the current quarter, and the inclusion of the loss on loan guaranty in the year-earlier quarter.

Housing gross profits of $50.9 million for the three months ended May 31, 2012 increased by $31.3 million from $19.6 million for the year-earlier period. Our housing gross profit margin improved to 16.9% in the second quarter of 2012 from 7.3% in the second quarter of 2011. Our housing gross profits in the 2012 second quarter included the above-described favorable warranty adjustments and insurance recovery, which were partly offset by the current quarter inventory impairment charges. In the year-earlier quarter, our housing gross profits included the above-described inventory impairment and land option contract abandonment charges. Our housing gross profit margin, excluding inventory impairment charges, was 20.3% in the second quarter of 2012, compared to the housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, of 14.9% in the year-earlier quarter. The calculation of this measure of housing gross profit margin is described below under “Non-GAAP Financial Measures.”

Our selling, general and administrative expenses of $66.5 million in the three months ended May 31, 2012 increased 6% from $62.5 million in the year-earlier period. The year-over-year increase was primarily due to the above-described court decision charge, and was partly offset by cost-saving initiatives. As a percentage of housing revenues, selling, general and administrative expenses were 22.1% for the three months ended May 31, 2012, compared to 23.2% for the year-earlier period, reflecting the impact of higher housing revenues in the current quarter.

Total revenues for the six months ended May 31, 2012 were $557.4 million, up 19% from $468.7 million for the six months ended May 31, 2011. Included in our total revenues were financial services revenues of $4.9 million for the first six months of 2012 and $3.4 million for the year-earlier period. Our net loss for the six months ended May 31, 2012 totaled $69.9 million, or $.91 per diluted share, including charges of $16.5 million for inventory impairments and the $8.8 million court decision charge, which were partly offset by the favorable warranty adjustments and insurance recovery recorded in the three months ended May 31, 2012. The net loss for the six months ended May 31, 2012 also included the income tax benefit of $4.1 million in the second quarter of 2012. In the year-earlier period, our net loss of $183.0 million, or $2.38 per diluted share, included inventory impairment and land option contract abandonment charges of $22.3 million, and a joint venture impairment charge of $53.7 million and a loss on loan guaranty of $37.3 million, both related to South Edge.

We ended the second quarter of 2012 with $377.4 million of cash and cash equivalents and restricted cash; our balance of unrestricted cash was $314.3 million. Our debt balance was $1.58 billion at May 31, 2012 and November 30, 2011. Our debt balance at May 31, 2012 included the issuance of the $350 Million Senior Notes, which was largely offset by the purchase of $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable Tender Offers. Our ratio of debt to total capital was 81.1% at May 31, 2012, compared to 78.2% at November 30, 2011. Our ratio of net debt to total capital (a calculation that is described below under “Non-GAAP Financial Measures”) was 76.5% at May 31, 2012, compared to 71.4% at November 30, 2011.

Our backlog at May 31, 2012 totaled 2,962 homes, representing potential future housing revenues of $693.4 million, compared to a backlog at May 31, 2011 of 2,422 homes, representing projected future housing revenues of $501.5 million. The number of homes in our backlog increased 22% year over year, due to a higher number of homes in our backlog at the beginning of the 2012 second quarter and an increase in our net orders in the quarter.

Net orders from our homebuilding operations rose 3% to 2,049 in the second quarter of 2012 from 1,998 in the second quarter of 2011, despite a 4% year-over-year decrease in our number of new home communities open for sales, and were 71% higher than our 1,197 net orders in the first quarter of 2012. Within our homebuilding reporting segments, second quarter net orders, on a year-over-year basis, increased by 11% and 7% in our West Coast and Central homebuilding reporting segments, respectively, and decreased by 15% and 8% in our Southwest and Southeast homebuilding reporting segments, respectively. The lower net orders from our Southwest and Southeast homebuilding reporting segments reflected a strategic reduction in our investments in certain underperforming locations in those segments. This strategic reduction, mainly exiting South Carolina in 2011 and significantly downsizing our business in Arizona and in Charlotte, North Carolina during 2011 and into 2012, is part of an ongoing repositioning of our operational footprint to better-performing markets. In addition, our net order results were a product of our focus in 2012 to prioritize gross profit margin improvement over sales pace. Reflecting this focus, the value of the net orders we generated in the second quarter of 2012 increased 18% to $503.1 million from $427.5 million in the year-earlier quarter. Three of our four homebuilding reporting segments generated year-over-year increases in net order value, with our West Coast homebuilding reporting segment up 31% to $235.3 million, our Central homebuilding reporting segment up 12% to $155.5 million, and our Southeast homebuilding reporting segment up 6% to $67.7 million.

The value of the net orders we generated in the first six months of 2012 increased 9% to $780.6 million from $716.3 million in the prior-year period. Our cancellation rate as a percentage of gross orders was 26% in the second quarter of 2012, compared to 25% in the year-earlier quarter and 36% in the first quarter of 2012. We believe our operational transition to our new preferred mortgage lender, Nationstar Mortgage LLC (“Nationstar”), will help moderate our cancellation rate by addressing the residential consumer mortgage loan funding issues experienced in the first half of 2012 with the wind down of a prior preferred mortgage lender relationship during that period. This wind down disrupted the ability of some of our customers to obtain mortgage financing to complete home purchases and contributed to an elevated level of cancellations, particularly in the first quarter of 2012. Nationstar began accepting new mortgage loan applications from our homebuyers on May 1, 2012.

HOMEBUILDING

The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Revenues:
Housing	$552,500	$465,206	$300,605	$269,983
Land	—	78	—	—

Total	552,500	465,284	300,605	269,983

Costs and expenses:
Construction and land costs
Housing	477,027	421,052	249,669	250,381
Land	—	125	—	—

Total	477,027	421,177	249,669	250,381
Selling, general and administrative expenses	122,158	112,125	66,472	62,520
Loss on loan guaranty	—	37,330	—	14,572

Total	599,185	570,632	316,141	327,473

Operating loss	$(46,685)	$(105,348)	$(15,536)	$(57,490)

Homes delivered	2,440	2,214	1,290	1,265
Average selling price	$226,400	$210,100	$233,000	$213,400
Housing gross profit margin as a percentage of housing revenues	13.7%	9.5%	16.9%	7.3%

Selling, general and administrative expenses as a percentage of housing revenues	22.1%	24.1%	22.1%	23.2%

Operating loss as a percentage of homebuilding revenues	-8.4%	-22.6%	-5.2%	-21.3%

We have grouped our homebuilding activities into four reporting segments, which we identify in this report as West Coast, Southwest, Central and Southeast. As of May 31, 2012, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by homebuilding reporting segment for the three months and six months ended May 31, 2012 and 2011, and our ending backlog at May 31, 2012 and 2011:

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2012	2011	2012	2011	2012	2011
West Coast	330	353	600	542	24%	22%
Southwest	157	183	229	270	17	18
Central	536	475	900	838	28	29
Southeast	267	254	320	348	28	24

Total	1,290	1,265	2,049	1,998	26%	25%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2012	2011	2012	2011	2012	2011
West Coast	639	577	889	946	27%	19%
Southwest	327	341	369	476	20	18
Central	1,023	838	1,447	1,286	33	33
Southeast	451	458	541	592	32	28

Total	2,440	2,214	3,246	3,300	30%	26%

	May 31,
	Backlog - Homes		Backlog - Value (In Thousands)
Segment	2012	2011	2012	2011
West Coast	713	572	$301,652	$172,147
Southwest	245	274	43,518	43,572
Central	1,442	1,141	237,558	199,350
Southeast	562	435	110,680	86,475

Total	2,962	2,422	$693,408	$501,544

Revenues. Homebuilding revenues totaled $300.6 million for the three months ended May 31, 2012, increasing 11% from $270.0 million for the corresponding period of 2011. All of our homebuilding revenues in each period were generated entirely from housing operations. Housing revenues for the three months ended May 31, 2012 improved from the year-earlier period, due to a 2% increase in homes delivered and a 9% increase in the average selling price. We delivered 1,290 homes in the second quarter of 2012, up from 1,265 homes delivered in the year-earlier quarter. The increase in homes delivered was largely due to the relatively higher backlog level at the beginning of the 2012 second quarter, which was up 30% on a year-over-year basis. Within our homebuilding reporting segments, the number of homes delivered in the current quarter increased by 13% and 5% in our Central and Southeast homebuilding reporting segments, respectively, and decreased by 7% and 14% in our West Coast and Southwest homebuilding reporting segments, respectively, compared to the year-earlier quarter.

The second quarter of 2012 marked the eighth consecutive quarter that our average selling price has increased on a year-over-year basis. Our overall average selling price of $233,000 for the quarter ended May 31, 2012 rose from $213,400 for the year-earlier quarter, reflecting higher average selling prices in two of our four homebuilding reporting segments. Average selling prices increased 33% in our West Coast homebuilding reporting segment and 14% in our Southwest homebuilding reporting segment. In our Central and Southeast homebuilding reporting segments, the average selling prices for the three months ended May 31, 2012 decreased 8% and 1%, respectively, from the corresponding period of 2011. The increase in our overall average selling price was primarily due to changes in community and product mix, as we delivered more homes from markets with economic and consumer demand dynamics that supported larger home sizes and higher selling prices, and our repositioning in stronger, highly desirable, land-constrained submarkets.

Homebuilding revenues of $552.5 million for the six months ended May 31, 2012 increased by $87.2 million, or 19%, from $465.3 million for the year-earlier period, reflecting higher housing revenues. Housing revenues for the six months ended May 31, 2012 rose to $552.5 million, up 19% from $465.2 million for the year-earlier period, due to a 10% increase in the number of homes delivered and an 8% increase in the average selling price. We delivered 2,440 homes in the six months ended May 31, 2012, up from 2,214 homes delivered in the year-earlier period. The year-over-year increase in the number of homes delivered reflected the relatively higher backlog level at the beginning of 2012, which was up 61% on a year-over-year basis largely due to a 39% year-over-year increase in net orders in the latter half of 2011. Our average selling price for the six months ended May 31, 2012 rose to $226,400 from $210,100 for the six months ended May 31, 2011 for the reasons described above with respect to the three months ended May 31, 2012.

Operating Loss. Our homebuilding operations generated operating losses of $15.5 million for the three months ended May 31, 2012 and $57.5 million for the three months ended May 31, 2011. Our second quarter operating loss improved by $42.0 million, reflecting higher gross profits, partly offset by higher selling, general and administrative expenses in the 2012 second quarter, and the inclusion of the above-described loss on loan guaranty related to South Edge in the year-earlier quarter.

Gross profits from our homebuilding operations increased to $50.9 million in the second quarter of 2012, up $31.3 million from $19.6 million in the year-earlier period. Our housing gross profits for the three months ended May 31, 2012 included the above-described favorable warranty adjustments and insurance recovery, which were partly offset by inventory impairment charges of $9.9 million. In the prior year quarter, our housing gross profits included $20.6 million of inventory impairment and land option contract abandonment charges. In the second quarter of 2012, our housing gross profit margin improved to 16.9%, up from 7.3% in the year-earlier quarter. Our housing gross profit margin, excluding inventory impairment charges, was 20.3% in the second quarter of 2012, compared to a housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, of 14.9% in the second quarter of 2011.

Selling, general and administrative expenses totaled $66.5 million in the second quarter of 2012, increasing by $4.0 million, or 6%, from $62.5 million in the year-earlier quarter. The year-over-year increase was primarily due to the court decision charge mentioned above, and was partly offset by cost-saving initiatives. As a percentage of housing revenues, selling, general and administrative expenses in the current quarter improved to 22.1% from 23.2% in the second quarter of 2011, reflecting higher housing revenues driven by the increased volume of homes delivered and the higher average selling price.

Our homebuilding business posted operating losses of $46.7 million for the six months ended May 31, 2012 and $105.3 million for the six months ended May 31, 2011, reflecting losses from housing operations. Our operating loss for the first six months of 2012 decreased by $58.6 million from the year-earlier period, largely due to higher housing gross profits, partly offset by higher selling, general and administrative expenses in the period. The decrease also reflected the inclusion of a $37.3 million loss on loan guaranty in the six months ended May 31, 2011 related to South Edge. The loss on loan guaranty resulted from recording our estimate of our probable net payment obligation related to the Springing Guaranty during the first quarter of 2011 and updating this estimate in the second quarter of 2011 to reflect the terms of the South Edge Plan. The $37.3 million charge we recognized to reflect the loss on loan guaranty was in addition to the joint venture impairment charge we recognized in the first quarter of 2011 to write off our remaining investment in South Edge.

Our housing gross profits of $75.5 million for the six months ended May 31, 2012 increased by $31.3 million from $44.2 million for the year-earlier period. Housing gross profits for the six months ended May 31, 2012 included inventory impairment charges of $16.5 million and the above-described favorable warranty adjustments and insurance recovery. For the six months ended May 31, 2011, housing gross profits included $22.3 million of inventory impairment and land option contract abandonment charges. For the first six months of 2012, our housing gross profit margin improved by 4.2 percentage points to 13.7% from 9.5% for the year-earlier period. Our housing gross profit margin, excluding inventory impairment charges, was 16.6% for the six months ended May 31, 2012. For the six months ended May 31, 2011, our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, was 14.3%.

Selling, general and administrative expenses increased by $10.1 million, or 9%, to $122.2 million in the six months ended May 31, 2012 from $112.1 million in the corresponding period of 2011. This increase was largely due to the above-mentioned court decision charge and costs associated with the increased volume of homes delivered, partly offset by cost-saving initiatives. As a percentage of housing revenues, selling, general and administrative expenses improved to 22.1% in the first six months of 2012 from 24.1% in the year-earlier period, primarily due to the year-over-year increase in housing revenues.

Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with ASC 360. We evaluated 39 and 33 communities or land parcels for recoverability during the three months ended May 31, 2012 and 2011, respectively. We evaluated 76 and 64 communities or land parcels for recoverability during the six months ended May 31, 2012 and 2011, respectively. Some of the communities or land parcels evaluated during the six months ended May 31, 2012 and 2011 were evaluated in more than one quarterly period.

When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. The undiscounted future net cash flows consider recent trends in our sales, backlog and cancellation rates. Also taken into account are our future expectations related to the following: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. With respect to the three months and six months ended May 31, 2012 and 2011, these expectations reflected our experience that market conditions for our assets in inventory where impairment indicators were identified have been generally stable in 2011 and into 2012, with no significant deterioration or improvement identified as to revenue and cost drivers. In our assessments during the first half of 2012, we determined that the year-over-year decrease in net orders in the first quarter of 2012 and modest increase in net orders in the second quarter of 2012 did not reflect a sustained change in market conditions preventing recoverability. Rather, we considered that the changes reflected period-specific residential consumer mortgage loan funding issues arising from a change in the nature of our relationships with mortgage lenders during the period. We believe such issues will be mitigated in future periods as a result of an operational transition to our new preferred mortgage lender, as well as our expected ability to continue to generate a consistent or higher average selling price. Our year-over-year net order comparison for the first half of 2012 also reflected a lower number of new home communities open for sales. Based on this experience, and taking into account the signs of stability in many markets for new home sales, our inventory assessments as of May 31, 2012 considered an expected steady, if slightly improved, overall sales pace for the remainder of 2012 relative to the pace in the second half of 2011.

Given the inherent challenges and uncertainties in forecasting future results, our inventory assessments at the time they are made generally assume the continuation of then-current market conditions, subject to identifying information suggesting a significant sustained deterioration or improvement, or other changes, in such conditions. Therefore, our inventory assessments, at the time made, anticipate sales rates, average selling prices and costs to generally continue at or near then-current levels through the affected asset’s estimated remaining life. Inventory assessments for our land held for future development also incorporate highly subjective forecasts for future performance, including the timing and projected costs of development and construction, the product to be offered, and the sales rates and selling prices of the product when an associated community is anticipated to open for sales. We evaluate various factors to develop these forecasts, including the availability of and demand for homes and finished lots within the relevant marketplace; historical, current and future sales trends for the marketplace; and third-party data, if available. Based on these factors, we formulate assumptions for future performance that we believe are reasonable. These various estimates, trends, expectations and assumptions used in our inventory assessments are specific to each community or land parcel and may vary among communities or land parcels and over time.

We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. The discount rates used in our estimated discounted cash flows ranged from 17% to 20% during the three months and six months ended May 31, 2012 and 2011.

Based on the results of our evaluations, we recognized inventory impairment charges of $9.9 million in the three months ended May 31, 2012 associated with five communities with a post-impairment fair value of $15.2 million. In the three months ended May 31, 2011, we recognized $20.1 million of such charges associated with five communities with a post-impairment fair value of $27.6 million. These charges included an $18.1 million adjustment to the fair value of real estate collateral in our Southwest homebuilding reporting segment that we took back on a note receivable. In the six months ended May 31, 2012, we recognized inventory impairment charges of $16.5 million associated with seven communities with a post-impairment fair value of $27.4 million. In the six months ended May 31, 2011, we recognized $21.1 million of such charges associated with eight communities or land parcels with a post-impairment fair value of $28.8 million.

As of May 31, 2012, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $351.2 million, representing 50 communities and various other land parcels. As of November 30, 2011, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $338.5 million, representing 53 communities and various other land parcels.

Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors, among others: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and pre-acquisition costs. Based on the results of our assessments, we recognized no land option contract abandonment charges in the three months or six months ended May 31, 2012. In the three months ended May 31, 2011, we recognized $.5 million of land option contract abandonment charges corresponding to 117 lots. In the six months ended May 31, 2011, we recognized $1.3 million of such charges corresponding to 258 lots. Inventory impairment and land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.

The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future sales and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and expected delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years.

The following table presents our inventory balance as of May 31, 2012, based on our current estimated timeframe as to the delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories as of May 31, 2012	$716.1	$429.7	$395.0	$186.8	$1,727.6

The inventory balance in the six to 10 years category as of May 31, 2012 was located throughout all of our homebuilding reporting segments, though mostly in our West Coast and Southwest homebuilding reporting segments. The inventory balance in the greater than 10 years category as of May 31, 2012 was mainly located in our West Coast homebuilding reporting segment. The inventory balances in the six to 10 years and greater than 10 years categories, which collectively represented 34% of our total inventory at May 31, 2012, were primarily comprised of inventory located in various submarkets where conditions do not support further investment or development at this time; inventory subject to building permit moratorium or regulatory restrictions; inventory that we plan to build out over several years and/or that has not yet been entitled and therefore, has an extended development timeline; and inventory that is part of long-term, multi-phase community developments.

Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated.

We believe that the carrying value of our inventory as of May 31, 2012 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes (including lender-owned homes), and the local economic conditions where an asset is located. However, if conditions in the overall housing market or in specific markets worsen in the future, if future changes in our marketing strategy significantly affect any key assumptions used in our fair value calculations, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets, including assets previously written down. Any such charges could be material to our consolidated financial statements.

Loss on Loan Guaranty. In the first quarter of 2011, as a result of recording a probable obligation related to the Springing Guaranty that we had provided to the administrative agent for the lenders to South Edge, and taking into account accruals we had previously established with respect to our investment in South Edge, we recognized a charge of $22.8 million that was reflected as a loss on loan guaranty in our consolidated statements of operations. In the second quarter of 2011, in updating the estimate of our probable net payment obligation to reflect the terms of the South Edge Plan, we recorded an additional loss on loan guaranty of $14.6 million. South Edge underwent and completed a bankruptcy reorganization under the South Edge Plan in 2011. In connection with a bankruptcy court’s confirmation of the South Edge Plan in November 2011 and the resolution of other matters concerning South Edge, our obligations under the Springing Guaranty were eliminated in the fourth quarter of 2011.

Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $.1 million for the three months ended May 31, 2012 and $.3 million for the year-earlier period. For the six months ended May 31, 2012, interest income totaled $.2 million compared to $.7 million for the corresponding period of 2011. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates. Mortgages receivable are primarily related to land sales.

Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $14.5 million for the three months ended May 31, 2012 and $13.1 million for the three months ended May 31, 2011. For the six months ended May 31, 2012 and 2011, our interest expense, net of amounts capitalized, totaled $30.8 million and $24.6 million, respectively. Interest expense for the six months ended May 31, 2012 included a $2.0 million loss on the early extinguishment of debt as a result of completing the Tender Offers. Interest expense for the six months ended May 31, 2011 included a $3.6 million gain on the early extinguishment of secured debt. The percentage of interest capitalized was 51% in the second quarter of 2012, compared to 55% in the year-earlier quarter. For the six months ended May 31, 2012, the percentage of interest capitalized was 50%, compared to 52% in the year-earlier period. The percentage of interest capitalized decreased in both periods of 2012 due to a decrease in the amount of inventory qualifying for interest capitalization. Gross interest incurred totaled $29.6 million for the three months ended May 31, 2012 and $29.5 million for the year-earlier period. For the six months ended May 31, 2012, gross interest incurred increased to $60.0 million from $55.4 million in the corresponding period of 2011 as a result of the $2.0 million loss on the early extinguishment of debt in 2012, compared to the $3.6 million gain on the early extinguishment of secured debt in 2011.

Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.2 million for the three months ended May 31, 2012, compared to $.1 million for the three months ended May 31, 2011. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. There were no homes delivered or revenues generated by our unconsolidated joint ventures in the three months ended May 31, 2012 and 2011. Our unconsolidated joint ventures posted combined losses of $.3 million in the second quarter of 2012 and $.2 million in the second quarter of 2011.

For the six months ended May 31, 2011, our equity in loss of unconsolidated joint ventures decreased to $.3 million from $55.9 million for the corresponding period of 2011. The year-over-year improvement was due to a charge of $53.7 million we recognized in the first quarter of 2011 to write off our remaining investment in South Edge. We wrote off our remaining investment in South Edge based on our determination that South Edge was no longer able to perform its activities as originally intended following a court decision in the first quarter of 2011 to enter an order for relief on a Chapter 11 involuntary bankruptcy petition filed against the joint venture.

There were no homes delivered or revenues generated by our unconsolidated joint ventures in the six months ended May 31, 2012. Our unconsolidated joint ventures delivered one home and posted combined revenues of $.2 million in the six months ended May 31, 2011. Our unconsolidated joint ventures generated combined losses of $.8 million for the six months ended May 31, 2012 and $4.6 million for the corresponding period of 2011.

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

Housing Gross Profit Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Housing revenues	$552,500	$465,206	$300,605	$269,983
Housing construction and land costs	(477,027)	(421,052)	(249,669)	(250,381)

Housing gross profits	75,473	44,154	50,936	19,602
Add: Inventory impairment and land option contract abandonment charges	16,509	22,294	9,937	20,591

Housing gross profits, excluding inventory impairment and land option contract abandonment charges	$91,982	$66,448	$60,873	$40,193

Housing gross profit margin as a percentage of housing revenues	13.7%	9.5%	16.9%	7.3%

Housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	16.6%	14.3%	20.3%	14.9%

Housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs before inventory impairment and land option contract abandonment charges (as applicable) associated with housing operations recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profit we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross profit margin between periods. This financial measure assists us in making strategic decisions regarding product mix, product pricing and construction pace. We also believe investors will find housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of charges for inventory impairments or land option contract abandonments.

Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	May 31, 2012	November 30, 2011
Mortgages and notes payable	$1,582,788	$1,583,571
Stockholders’ equity	369,531	442,657

Total capital	$1,952,319	$2,026,228

Ratio of debt to total capital	81.1%	78.2%

Mortgages and notes payable	$1,582,788	$1,583,571
Less: Cash and cash equivalents and restricted cash	(377,440)	(479,531)

Net debt	1,205,348	1,104,040
Stockholders’ equity	369,531	442,657

Total capital	$1,574,879	$1,546,697

Ratio of net debt to total capital	76.5%	71.4%

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

HOMEBUILDING SEGMENTS

The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
West Coast:
Revenues	$237,884	$178,914	$132,651	$107,143
Construction and land costs	(218,651)	(147,630)	(116,930)	(89,351)
Selling, general and administrative expenses	(37,695)	(15,614)	(23,549)	(14,475)

Operating income (loss)	(18,462)	15,670	(7,828)	3,317
Other, net	(14,992)	(9,079)	(6,866)	(5,591)

Pretax income (loss)	$(33,454)	$6,591	$(14,694)	$(2,274)

Southwest:
Revenues	$59,493	$51,932	$27,909	$28,632
Construction and land costs	(48,434)	(59,095)	(21,295)	(42,277)
Selling, general and administrative expenses	(9,684)	(12,721)	(4,597)	(6,426)
Loss on loan guaranty	—	(37,330)	—	(14,572)

Operating income (loss)	1,375	(57,214)	2,017	(34,643)
Other, net	(8,557)	(59,607)	(4,156)	(1,849)

Pretax loss	$(7,182)	$(116,821)	$(2,139)	$(36,492)

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Central:
Revenues	$168,030	$144,790	$87,756	$84,201
Construction and land costs	(143,731)	(124,952)	(74,664)	(71,701)
Selling, general and administrative expenses	(26,799)	(26,337)	(13,373)	(14,444)

Operating loss	(2,500)	(6,499)	(281)	(1,944)
Other, net	(1,638)	(3,703)	(350)	(1,549)

Pretax loss	$(4,138)	$(10,202)	$(631)	$(3,493)

Southeast:
Revenues	$87,093	$89,648	$52,289	$50,007
Construction and land costs	(64,613)	(86,649)	(36,244)	(45,488)
Selling, general and administrative expenses	(15,269)	(18,005)	(8,189)	(9,481)

Operating income (loss)	7,211	(15,006)	7,856	(4,962)
Other, net	(6,891)	(8,015)	(3,277)	(4,031)

Pretax income (loss)	$320	$(23,021)	$4,579	$(8,993)

West Coast. Our West Coast homebuilding reporting segment posted total revenues of $132.7 million for the three months ended May 31, 2012, up 24% from $107.1 million for the year-earlier period, with revenues in each period generated entirely from housing operations. Housing revenues for the second quarter of 2012 rose from the year-earlier quarter due to a 33% increase in the average selling price, partly offset by a 7% decrease in homes delivered. This segment delivered 330 homes in the three months ended May 31, 2012 and 353 homes in the year-earlier period. The average selling price increased to $402,000 in the second quarter of 2012 from $303,500 in the second quarter of 2011, primarily due to a greater proportion of homes delivered from higher-priced communities, a repositioning in stronger, highly desirable, land-constrained submarkets, and a change in product mix to larger home sizes.

This segment posted pretax losses of $14.7 million for the three months ended May 31, 2012 and $2.3 million for the three months ended May 31, 2011. Pretax results for this segment declined in the second quarter of 2012 compared to the year-earlier quarter, largely due to a decrease in gross profits and an increase in selling, general and administrative expenses. The gross profit margin decreased to 11.9% in the second quarter of 2012 from 16.6% in the year-earlier quarter, primarily reflecting an increase in inventory impairment charges and reduced leverage from the lower volume of homes delivered, partly offset by favorable warranty adjustments. Inventory impairment charges totaled $6.5 million and $1.4 million in the second quarters of 2012 and 2011, respectively. Selling, general and administrative expenses increased by $9.1 million to $23.5 million in the second quarter of 2012 from $14.5 million in the corresponding quarter of 2011, mainly due to the court decision charge described above.

For the six months ended May 31, 2012, revenues from our West Coast homebuilding reporting segment totaled $237.9 million, up from $178.9 million for the year-earlier period. The revenues for the first six months of both 2012 and 2011 were generated solely from housing operations. For the six months ended May 31, 2012, housing revenues increased 33% from the year-earlier period due to an 11% increase in homes delivered and a 20% increase in the average selling price. Homes delivered increased to 639 in the six months ended May 31, 2012 from 577 in the six months ended May 31, 2011, reflecting a higher backlog level at the beginning of 2012 compared to the previous year. The average selling price rose to $372,300 in the first six months of 2012 from $310,100 in the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2012.

In the first six months of 2012, this segment generated a pretax loss of $33.5 million, compared to pretax income of $6.6 million posted in the year-earlier period. The decline in pretax results primarily reflected lower gross profits and higher selling, general and administrative expenses. The gross profit margin decreased to 8.1% in the first six months of 2012 from 17.5% in the year-earlier period, mainly due to higher inventory-related charges, a shift in product mix of homes delivered and a lower proportion of deliveries from higher-margin communities, partly offset by favorable warranty adjustments. Inventory impairment charges totaled $13.1 million for the six months ended May 31, 2012, compared to $1.5 million of inventory impairment and land option contract abandonment charges in the year-earlier period. Selling, general and administrative expenses increased by $22.1 million to $37.7 million in the first six months of 2012 from $15.6 million in the year-earlier period. The increase primarily reflected a gain recognized in the 2011 first quarter on the sale of a multi-level residential building that we had operated as a rental property, the court decision charge in the second quarter of 2012, and the increase in homes delivered in the first six months of 2012.

Southwest. Total revenues from our Southwest homebuilding reporting segment decreased 3% to $27.9 million for the three months ended May 31, 2012 from $28.6 million for the year-earlier period. All of the revenues for the three months ended May 31, 2012 and 2011 were generated entirely from housing operations. Housing revenues for the 2012 second quarter decreased from the year-earlier quarter due to a 14% decrease in the number of homes delivered, partly offset by a 14% increase in the average selling price. We delivered 157 homes at an average selling price of $177,800 in the second quarter of 2012 compared to 183 homes delivered at an average selling price of $156,500 in the year-earlier quarter. The decrease in the number of homes delivered was largely due to this segment having 7% fewer homes in backlog at the start of the 2012 second quarter compared to the start of the 2011 second quarter. The increase in the average selling price was mainly due to a change in community and product mix of homes delivered.

This segment posted pretax losses of $2.1 million for the three months ended May 31, 2012 and $36.5 million for the three months ended May 31, 2011. The pretax results for the second quarter of 2012 improved compared to the second quarter of 2011, primarily due to higher gross profits in the current quarter and the loss on loan guaranty recognized in the year-earlier quarter. The gross profit margin improved to 23.7% in the second quarter of 2012 from negative 47.7% in the second quarter of 2011, reflecting lower inventory-related charges and favorable warranty adjustments in the current quarter. Inventory impairment charges totaled $2.1 million for the three months ended May 31, 2012, compared to inventory impairment and land option contract abandonment charges of $18.7 million for the three months ended May 31, 2011. These charges for the second quarter of 2011 reflected an $18.1 million adjustment to the fair value of real estate collateral that we took back on a note receivable. Selling, general and administrative expenses decreased by $1.8 million to $4.6 million in the three months ended May 31, 2012, from $6.4 million in the year-earlier quarter, mainly due to overhead cost reductions and the lower volume of homes delivered. The second quarter of 2011 included a loss on loan guaranty of $14.6 million related to South Edge.

For the six months ended May 31, 2012, total revenues from our Southwest homebuilding reporting segment increased 15% to $59.5 million from $51.9 million for the year-earlier period, with revenues in both periods generated entirely from housing operations. Housing revenues increased from the year-earlier period due to a 19% increase in the average selling price, partly offset by a 4% decrease in homes delivered. We delivered 327 homes in the six months ended May 31, 2012, compared to 341 homes delivered in the year-earlier period. The average selling price of $181,900 in the first six months of 2012 increased from $152,300 for the year-earlier period for the reason described above with respect to the three-month period ended May 31, 2012.

Pretax losses from this segment totaled $7.2 million for the six months ended May 31, 2012 and $116.8 million for the corresponding period of 2011. The pretax results improved significantly in the first six months of 2012 compared to the year-earlier period, which included a $53.7 million joint venture impairment charge we incurred in writing off our investment in South Edge and a $37.3 million loss on loan guaranty also related to South Edge. The gross profit margin increased to 18.6% in the six months ended May 31, 2012 from negative 13.8% in the six months ended May 31, 2011, primarily due to a decrease in inventory-related charges. Inventory impairment charges totaled $2.1 million for the six months ended May 31, 2012. For the year-earlier period, inventory impairment and land option contract abandonment charges totaled $19.0 million. Selling, general and administrative expenses decreased by $3.0 million to $9.7 million in the first six months of 2012 from $12.7 million in the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2012.

Central. Total revenues from our Central homebuilding reporting segment increased 4% to $87.8 million for the three months ended May 31, 2012 from $84.2 million for the year-earlier period. All of the revenues in each period were generated entirely from housing operations. In the second quarter of 2012, housing revenues rose $3.6 million as a result of a 13% increase in homes delivered, partly offset by an 8% decline in the average selling price. In the second quarter of 2012, we delivered 536 homes at an average selling price of $163,700 compared to 475 homes delivered at an average selling price of $177,300 in the second quarter of 2011. The increase in the number of homes delivered was partly due to the 39% higher backlog at the start of the 2012 second quarter compared to the year-earlier quarter. The lower average selling price reflected a change in community and product mix.

This segment generated pretax losses of $.6 million for the three months ended May 31, 2012 and $3.5 million for the year-earlier period. The improvement in the pretax results in the second quarter of 2012 was partly due to lower selling, general and administrative expenses. The gross profit margin increased slightly to 14.9% in the second quarter of 2012 from 14.8% in the second quarter of 2011, reflecting favorable warranty adjustments in the current quarter, largely offset by inventory impairment charges. There were $1.3 million of inventory impairment charges in the second quarter of 2012, compared to no such charges in the year-earlier quarter. Selling, general and administrative expenses totaled $13.4 million in the three months ended May 31, 2012, down from $14.4 million in the three months ended May 31, 2011. This decrease was mainly due to overhead reductions and other cost-saving initiatives.

For the six months ended May 31, 2012, our Central homebuilding reporting segment posted total revenues of $168.0 million, up 16% from $144.8 million for the year-earlier period, reflecting higher housing revenues. Housing revenues increased to $168.0 million for the first six months of 2012 from $144.7 million for the year-earlier period, mainly due to a 22% increase in homes delivered, partly offset by a 5% decrease in the average selling price. We delivered 1,023 homes in the six months ended May 31, 2012 compared to 838 homes delivered in the year-earlier period, reflecting higher backlog levels at the start of the current period. The average selling price declined to $164,300 in the first six months of 2012 from $172,700 in the year-earlier period, primarily for the reasons described above with the respect to the three-month period ended May 31, 2012. There were no land sales in the six months ended May 31, 2012. Land sale revenues totaled $.1 million for the six months ended May 31, 2011.

Pretax losses from this segment totaled $4.1 million for the six months ended May 31, 2012 and $10.2 million for the corresponding period of 2011. The pretax results improved in the second quarter of 2012 mainly due to higher gross profits, reflecting an increase in homes delivered and a slightly higher gross profit margin. The gross profit margin increased to 14.5% in the six months ended May 31, 2012 from 13.7% in the year-earlier period, primarily due to favorable warranty adjustments recorded in the 2012 second quarter. In the first six months of 2012, inventory impairment charges totaled $1.3 million, compared to $.3 million of inventory impairment and land option contract abandonment charges in the year-earlier period. Selling, general and administrative expenses of $26.8 million in the first six months of 2012 increased slightly from $26.3 million in the corresponding period of 2011.

Southeast. Our Southeast homebuilding reporting segment posted total revenues of $52.3 million for the second quarter of 2012, up 5% from $50.0 million for the year-earlier quarter. Revenues in each period were generated solely from housing operations. The increase in housing revenues reflected a 5% increase in homes delivered, partly offset by a 1% year-over-year decrease in the average selling price. We delivered 267 homes in the second quarter of 2012, up from 254 homes delivered in the year-earlier quarter, mainly due to this segment having more homes in backlog at the start of the second quarter of 2012 as compared to the year-earlier quarter. The average selling price decreased to $195,800 in the second quarter of 2012 from $196,900 in the year-earlier quarter.

This segment generated pretax income of $4.6 million for the three months ended May 31, 2012, compared to a pretax loss of $9.0 million for the year-earlier period, primarily due to an increase in gross profits and a decrease in selling, general and administrative expenses. The gross profit margin increased to 30.7% in the second quarter of 2012 from 9.0% in the second quarter of 2011, mainly due to the $10.0 million insurance recovery. This segment had no inventory impairment or land option contract abandonment charges in the second quarter of 2012 and $.6 million of such charges in the second quarter of 2011. Selling, general and administrative expenses decreased to $8.2 million in the second quarter of 2012 from $9.5 million in the year-earlier quarter as a result of overhead cost reductions.

For the first six months of 2012, total revenues from our Southeast homebuilding reporting segment totaled $87.1 million, down 3% from $89.6 million for the year-earlier period. All of the revenues in each period were generated from housing operations. Housing revenues for the first six months of 2012 declined year over year due to a 2% decrease in the number of homes delivered and a 1% decrease in the average selling price. We delivered 451 homes in the six months ended May 31, 2012 compared to 458 homes delivered in the corresponding period of 2011. The average selling price decreased to $193,100 in the first six months of 2012 from $195,700 in the year-earlier period.

This segment posted pretax income of $.3 million for the six months ended May 31, 2012 and a pretax loss of $23.0 million for the six months ended May 31, 2011, reflecting an increase in gross profits and a decrease in selling, general and administrative expenses. The gross profit margin improved to 25.8% in the six months ended May 31, 2012 from 3.3% in the six months ended May 31, 2011, largely due to insurance recoveries and changes in community and product mix. In the six months ended May 31, 2012, there were no inventory impairment or land option contract abandonment charges, compared to $1.6 million of such charges in the year-earlier period. Selling, general and administrative expenses of $15.3 million in the first six months of 2012 decreased by $2.7 million from $18.0 million in the first six months of 2011, due to overhead cost reductions and the decrease in the number of homes delivered.

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

Effective June 27, 2011 and through the first quarter of 2012, we had a preferred mortgage lender relationship with MetLife Home Loans, a division of MetLife Bank, N.A. Under the relationship, MetLife Home Loans’ personnel, located on site at several of our new home communities, could offer (i) financing options and mortgage loan products to our homebuyers, (ii) to prequalify homebuyers for residential consumer mortgage loans, and (iii) to commence the mortgage loan origination process for homebuyers electing to use MetLife Home Loans. We made available to our homebuyers marketing materials and other information regarding MetLife Home Loans’ financing options and mortgage loan products, and were compensated solely for the fair market value of these services. MetLife Home Loans and its parent company, MetLife Bank, N.A., were not affiliates of us or any of our subsidiaries. We had no ownership, joint venture or other interests in or with MetLife Home Loans or MetLife Bank, N.A. or with respect to the revenues or income that may have been generated from MetLife Home Loans’ provision of mortgage banking services to, or origination of residential consumer mortgage loans for, our homebuyers.

Following MetLife Bank, N.A.’s announcement in January 2012 that it would cease offering forward mortgage banking services as part of its business, we evaluated various options and, in March 2012, we entered into an agreement with Nationstar, a subsidiary of Nationstar Mortgage Holdings Inc., under which Nationstar became our preferred mortgage lender, offering mortgage banking services to our homebuyers at our new home communities. The terms of our relationship with Nationstar are substantially similar to the terms of our prior relationship with MetLife Home Loans. Nationstar began accepting new mortgage loan applications from our homebuyers on May 1, 2012.

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

As the operational transition to Nationstar as our preferred mortgage lender continues to mature over the coming quarters, we expect to see improved residential consumer mortgage loan origination execution for our homebuyers compared to most of the first half of 2012, where the wind down of our relationship with MetLife Home Loans disrupted the ability of some of our customers to obtain mortgage financing to complete home purchases and contributed to an elevated level of cancellations, particularly in the first quarter. In turn, improved residential consumer mortgage loan origination execution should provide us with a more stable backlog and net order performance and a more predictable business flow for home deliveries. Our strategic intention remains to establish a long-term mortgage banking joint venture that is more closely integrated with our operations.

The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Revenues	$4,910	$3,394	$2,247	$1,755
Expenses	(1,528)	(1,652)	(693)	(787)
Equity in income (loss) of unconsolidated joint venture	89	512	(53)	661

Pretax income	$3,471	$2,254	$1,501	$1,629

Revenues. Our financial services operations generate revenues from insurance commissions, title services, marketing services fees and interest income. Financial services revenues totaled $2.2 million for the three months ended May 31, 2012 and $1.8 million for the three months ended May 31, 2011. In the first six months of 2012, financial services revenues totaled $4.9 million compared to $3.4 million in the corresponding year-earlier period. The year-over-year increase in financial services revenues for the three months and six months ended May 31, 2012 was primarily due to revenues associated with our marketing services agreements with our preferred mortgage lenders.

Expenses. General and administrative expenses totaled $.7 million in the three months ended May 31, 2012 and $.8 million in the three months ended May 31, 2011. In the first six months of 2012, general and administrative expenses totaled $1.5 million, compared to $1.7 million in the year-earlier period.

Equity in Income (Loss) of Unconsolidated Joint Venture. The equity in loss of unconsolidated joint venture totaled $.1 million for the three months ended May 31, 2012 compared to equity in income of $.7 million for the three months ended May 31, 2011. For the six months ended May 31, 2012, the equity in income of unconsolidated joint venture totaled $.1 million, compared to $.5 million for the year-earlier period. The equity in income of unconsolidated joint venture in both periods of 2012 and 2011 related to our 50% interest in KBA Mortgage, which ceased offering mortgage banking services after June 30, 2011.

INCOME TAXES

Our income tax benefit totaled $4.5 million for the three months ended May 31, 2012 and $.3 million for the three months ended May 31, 2011. For the six months ended May 31, 2012, our income tax benefit totaled $4.1 million, compared to income tax expense of $.1 million for the six months ended May 31, 2011. The income tax benefits recognized for the three months and six months ended May 31, 2012 primarily resulted from a $4.1 million state income tax refund received in the second quarter in connection with the resolution of a state tax audit. Due to the effects of our deferred tax asset valuation allowance, and changes in our unrecognized tax benefits, our effective tax rates for the three months and six months ended May 31, 2012 and 2011 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. During the three months ended May 31, 2012, we recorded a valuation allowance of $9.7 million against net deferred tax assets generated from the loss for the period. During the three months ended May 31, 2011, we recorded a similar valuation allowance of $25.7 million. For the six months ended May 31, 2012 and 2011, the Company recorded valuation allowances of $28.0 million and $70.8 million, respectively, against the net deferred tax assets generated from losses for those periods. Our net deferred tax assets totaled $1.1 million at both May 31, 2012 and November 30, 2011. The deferred tax asset valuation allowance increased to $875.8 million at May 31, 2012 from $847.8 million at November 30, 2011, reflecting the $28.0 million valuation allowance recorded during the six months ended May 31, 2012.

The benefits of our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of May 31, 2012, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Liquidity and Capital Resources

We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.

We manage our use of cash in the operation of our business to support our execution on our primary strategic goals. In order to position our operations to capitalize on future growth opportunities, from late 2009 and continuing into 2012, we have used our unrestricted cash balance to make strategic acquisitions of attractive land assets that meet our investment and marketing standards and to invest in land development in preferred locations within key strategic markets — many of which are in California and Texas. Our total investment in land and land development in the first six months of 2012 was approximately $195.5 million. Our investment in land and land development for the remainder of 2012 will depend significantly on market conditions over the course of the year. We ended our 2012 second quarter with $377.4 million of cash and cash equivalents and restricted cash, compared to $479.5 million at November 30, 2011. Our balance of unrestricted cash at the end of the second quarter of 2012 was $314.3 million. The majority of our cash and cash equivalents at May 31, 2012 and November 30, 2011 were invested in money market accounts and U.S. government securities.

Capital Resources. We had $1.58 billion of mortgages and notes payable outstanding at both May 31, 2012 and November 30, 2011. Our debt balance at May 31, 2012 reflected the issuance of the $350 Million Senior Notes, which was largely offset by the purchase of $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable Tender Offers. Terms of the $350 Million Senior Notes are described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. These two transactions effectively extended the maturity of $340.0 million of our senior debt by more than five years, enhancing the maturity schedule of our outstanding public debt. The next scheduled public debt maturity is in 2014, when the remaining $193.5 million in aggregate principal amount of our 5  3/4% senior notes becomes due.

Our financial leverage, as measured by the ratio of debt to total capital, was 81.1% at May 31, 2012, compared to 78.2% at November 30, 2011. The increase in our financial leverage was mainly due to the decrease in our stockholders’ equity as a result of the net losses, including inventory impairment charges, we incurred during the six months ended May 31, 2012. Our ratio of net debt to total capital at May 31, 2012 was 76.5%, compared to 71.4% at November 30, 2011.

We maintain the LOC Facilities to provide letters of credit in the ordinary course of operating our business. As of May 31, 2012 and November 30, 2011, $61.8 million and $63.8 million, respectively, of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. As of May 31, 2012 and November 30, 2011, the amount of cash maintained for the LOC Facilities totaled $63.2 million and $64.5 million, respectively, and was included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.

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

As of May 31, 2012, we were in compliance with the applicable terms of all of our covenants under our senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.

Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2012, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $18.3 million, secured primarily by the underlying property.

Consolidated Cash Flows. Operating, investing and financing activities used net cash of $100.1 million in the six months ended May 31, 2012 and $281.2 million in the six months ended May 31, 2011.

Operating Activities. Operating activities used net cash of $89.9 million in the six months ended May 31, 2012 and $271.3 million in the corresponding period of 2011. The year-over-year change in net operating cash flows was primarily due to a decrease in the cash used for land and land development in 2012.

Our uses of operating cash in the first six months of 2012 included a net loss of $69.9 million, a net decrease in accounts payable, accrued expenses and other liabilities of $40.2 million, and a net increase in inventories of $16.1 million (excluding inventory impairment charges of $16.5 million and a decrease of $3.6 million in consolidated inventories not owned) in conjunction with our land investment and development activities, and other operating uses of $4.5 million. Partially offsetting the cash used was a decrease in receivables of $16.8 million, largely due to the collection of a receivable we established in the fourth quarter of 2011 in connection with the wind down of KBA Mortgage’s business operations.

Our uses of operating cash in the first six months of 2011 included a net loss of $183.0 million, a net increase in inventories of $167.8 million (excluding the acquired property securing a $40.0 million note receivable; inventory impairment and land option contract abandonment charges of $22.3 million, and an increase of $12.8 million in consolidated inventories not owned) in conjunction with our land investment and development activities, a net decrease in accounts payable, accrued expenses and other liabilities of $28.1 million, other operating uses of $6.0 million and a net increase in receivables of $1.4 million.

Investing Activities. Investing activities provided net cash of $4.0 million in the six months ended May 31, 2012 and $78.6 million in the year-earlier period. The year-over-year change in net investing cash flows was primarily due to proceeds of $80.6 million received in the first six months of 2011 from the sale of a multi-level residential building that we operated as a rental property in our West Coast homebuilding reporting segment.

In the first six months of 2012, $4.6 million of cash was provided by a return of investment in unconsolidated joint ventures. The cash provided was partly offset by $.6 million used for net purchases of property and equipment. In the six months ended May 31, 2011, the $80.6 million of cash provided from the multi-level residential building we sold was partly offset by $1.9 million of contributions to unconsolidated joint ventures and $.1 million used for net purchases of property and equipment.

Financing Activities. Financing activities used net cash of $14.2 million in the first six months of 2012 and $88.5 million in the first six months of 2011. The year-over-year change resulted primarily from a larger amount of cash used for net payments on mortgages and land contracts due to land sellers and other loans in 2011.

In the six months ended May 31, 2012, $340.5 million of cash was used to purchase $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable Tender Offers. Uses of cash in the first six months of 2012 also included the payment of senior note issuance costs of $6.8 million, dividend payments on our common stock of $6.7 million and payments on mortgages and land contracts due to land sellers and other loans of $6.7 million. The cash used was partly offset by net proceeds of $344.8 million from the issuance of the $350 Million Senior Notes, a decrease of $1.3 million in our restricted cash balance and $.4 million of cash provided from the issuance of common stock under employee stock plans.

In the six months ended May 31, 2011, cash was used for net payments on mortgages and land contracts due to land sellers and other loans of $80.8 million, primarily related to the repayment of debt secured by the multi-level residential building we sold during the period. Uses of cash in the first six months of 2011 also included dividend payments on our common stock of $9.6 million. The cash used was partially offset by a $1.5 million decrease in our restricted cash balance and $.4 million of cash provided from the issuance of common stock under employee stock plans.

During the three months ended May 31, 2012, our board of directors declared a cash dividend of $.025 per share of common stock, which was paid on May 17, 2012 to stockholders of record on May 3, 2012. In the second quarter of 2012, our board of directors decided to reduce the quarterly cash dividend from $.0625 per share to enable the redeployment of our unrestricted cash to take advantage of future growth opportunities. During the three months ended February 29, 2012, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 16, 2012 to stockholders of record on February 7, 2012. A cash dividend of $.0625 per share of common stock was also declared and paid during the three months ended February 28, 2011 and the three months ended May 31, 2011. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

2011 Shelf Registration. We have an automatically effective universal shelf registration statement on file with the SEC. The 2011 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined. In the first quarter of 2012, we issued the $350 Million Senior Notes under the 2011 Shelf Registration.

Share Repurchase Program. As of May 31, 2012, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program during the six months ended May 31, 2012. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.

In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe we will have adequate resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital assets and land, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business. Our intent is to manage our business to a cash neutral position for our 2012 fiscal year relative to the beginning of the year. Although our land acquisition and land development activities for the remainder of 2012 will continue to be subject to market conditions, we are analyzing potential acquisitions and are likely to use a portion of our unrestricted cash resources to purchase assets that meet our investment and marketing standards. Our land acquisition and development plans for 2012 are discussed further below under “Outlook.” In the remainder of 2012, we may also use or redeploy our unrestricted cash resources to support other business purposes, and we may arrange or engage in capital markets, bank loan, credit facility, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through tender offers, exchange offers, private exchanges, open market purchases or other means, and may include potential new issuances of senior notes or other debt through public offerings, private placements or other arrangements to raise new capital for land acquisition, land development and other business purposes and/or to effect repurchases of our outstanding senior notes or other debt. Our ability to engage in such financial transactions, however, may be constrained by economic or capital markets or bank lending conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.

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

We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis equal to our respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $396.2 million at May 31, 2012 and $396.9 million at November 30, 2011. Our investments in unconsolidated joint ventures totaled $121.4 million at May 31, 2012 and $127.9 million at November 30, 2011.

Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements. To finance their respective land acquisition and development activities, certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of our unconsolidated joint ventures had outstanding debt at May 31, 2012 or November 30, 2011.

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

Our investments in joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at May 31, 2012 and November 30, 2011 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs or, if they were VIEs, we were not the primary beneficiary of the VIEs.

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

In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of our analyses, we determined that as of May 31, 2012 and November 30, 2011 we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts and other similar contracts.

As of May 31, 2012, we had cash deposits totaling $2.9 million associated with land option contracts and other similar contracts that we determined were unconsolidated VIEs, having an aggregate purchase price of $267.3 million, and had cash deposits totaling $20.9 million associated with land option contracts and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $351.9 million. As of November 30, 2011, we had cash deposits totaling $8.1 million associated with land option contracts and other similar contracts that we determined were unconsolidated VIEs, having an aggregate purchase price of $122.1 million, and had cash deposits totaling $12.8 million associated with land option contracts and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $223.0 million.

We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $20.3 million at May 31, 2012 and $23.9 million at November 30, 2011.

Due to the issuance of the $350 Million Senior Notes and the purchase of $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable Tender Offers, our contractual obligations have changed materially from those reported in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended November 30, 2011. The following table sets forth the contractual obligations of our mortgages and notes payable and related interest as of May 31, 2012 after these transactions (in thousands):

	Total	2012	2013-2014	2015-2016	Thereafter
Contractual obligations:
Long-term debt	$1,582,788	$15,889	$195,882	$465,836	$905,181
Interest	592,029	70,541	217,737	159,009	144,742

Total	$2,174,817	$86,430	$413,619	$624,845	$1,049,923

There have been no other significant changes in our contractual obligations other than those set forth above from those reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2011.

Critical Accounting Policies

The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2012 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2011.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed above at Note 16. Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements in this report.

Outlook

Entering the second half of 2012, we believe we are well positioned with our homes and potential future housing revenues in backlog up 22% and 38%, respectively, year-over-year. Our backlog at May 31, 2012 totaled 2,962 homes, representing potential future housing revenues of $693.4 million. By comparison, our backlog at May 31, 2011 totaled 2,422 homes, representing potential future housing revenues of $501.5 million. In the 2012 second quarter, net orders increased 3% on a year-over-year basis, despite a 4% year-over-year decrease in our number of new home communities open for sales. Our cancellation rate of 26% (based on gross orders) in the current quarter improved substantially compared to 36% in the first quarter of 2012, though it was slightly above the 25% rate in the second quarter of 2011.

Since the beginning of 2012, our customers have shown greater confidence in purchasing our homes and have been increasingly selecting larger homes. In the second quarter of 2012, this demand along with our product and submarket repositioning contributed to a 9% year-over-year increase in our overall average selling price of homes delivered to $233,000 from $213,400, and an 18% year-over-year increase in our net order value to $503.1 million from $427.5 million. It also helped to increase gross profit margins in our current backlog. We believe these positive trends in our business demonstrate that our strategic product and community repositioning in stronger, highly desirable, land-constrained submarkets is working and has put us on a course to achieve our primary strategic goal of achieving and maintaining profitability at the scale of prevailing market conditions. However, the significant headwinds that we and the homebuilding industry have confronted during the prolonged housing downturn are likely to abate slowly, if at all, over the next several quarters, which will moderate the pace of recovery and of improvement in our financial and operational results. Moreover, recent volatility and uncertainty in economic and employment conditions suggests that it will take some time before we see a return to a more historically typical operating environment in most housing markets.

Moving through 2012, we will continue to focus on the integrated strategic actions that we have taken in the past few years to adapt our business to changing housing market dynamics and to the level of prevailing sales activity within our targeted markets. This includes leveraging our geographically diverse operational platform and the value-engineered product designs and operating efficiencies that we continue to refine and implement. Further, to capitalize on the opportunities appearing in stabilizing housing markets, we intend to emphasize asset optimization by increasing our revenues per new home community open for sales, reinforcing local field management resources and activating certain inventory previously held for future development. We also intend to make additional investments of approximately $350.0 million in land and land development during the second half of 2012 to grow our number of new home communities open for sales in preferred market locations that meet our investment and marketing standards. We opened 14 new home communities in the second quarter of 2012, bringing our total count of new home communities open for sales, net of communities closed out, at the end of the quarter to 217, compared to 227 at the end of our 2011 second quarter. Although we expect to open approximately 25 new home communities for sales during the second half of 2012, as a result of close-outs and land development timelines, we anticipate that we will have fewer new home communities open for sales at the end of 2012 compared to a year ago, and that this will temper our net order results. However, we expect that the gradual maturation over the coming quarters of our new preferred mortgage lender relationship with Nationstar will help address the residential consumer mortgage loan funding issues that contributed to the relatively high cancellation rate we experienced in the 2012 first quarter and that negatively affected our net order performance in the first half of 2012. Nationstar began accepting new mortgage loan applications from our homebuyers on May 1, 2012.

We expect that the majority of our land and land development investments and many of our new home community openings in the remainder of 2012 will continue to be in California and Texas, which we believe have relatively stronger growth prospects than other areas of the country. The pace and the extent to which we invest in land and land development and open new home communities for sales will depend in large part on housing market and business conditions, including actual and expected sales rates, and the availability of desirable land assets at reasonable prices, given intensifying competition from other homebuilders and investors for such assets and tight supply in some markets, among other things. It will also depend on how we decide to use or redeploy our unrestricted cash resources, and our ability to arrange or engage in capital markets, bank loan, credit facility, project debt or other financial transactions, which can be affected by our financial condition as well as several economic, policy and/or political factors outside of our control. Our financial and operational performance would be negatively affected if we are not able to acquire new land positions, invest in land development and/or open new home communities for sales in line with our current plans.

From the ongoing execution of our present strategy, asset optimization initiative and attentiveness to market conditions and consumer demand, however, we are expecting to generate year-over-year improvements in the second half of 2012 in our volume of homes delivered, average selling price, gross profit margin, and selling, general and administrative expense ratio relative to housing revenues, all of which should contribute to better financial and operational results. Although the higher cancellation rate and associated lower net orders we experienced in the 2012 first quarter may dampen somewhat our bottom line performance in the 2012 third quarter, we anticipate that we will have positive operating income for the year and achieve profitability in the fourth quarter as the impact of our strategic initiatives, including the benefits of working with Nationstar as our preferred mortgage lender, take hold.

We believe that a meaningful improvement in housing market conditions will require a significant and persistent decrease in distressed home sales, a balanced inventory of homes available for sale, widespread selling price stabilization, reduced mortgage delinquency and foreclosure rates, and a sustained improvement in the economic climate, particularly with respect to job growth and consumer and credit market confidence that support a decision to buy a home. We cannot predict the extent to which these events may occur, nor can we offer any assurance that they will occur. If general economic conditions or conditions in our served markets do not continue to progress or actually decline, we may need to take additional charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to reduce, slow or even abandon our present strategic growth plans for those markets, including new land acquisitions and investments in land development, any or all of which could negatively and materially impact our consolidated financial statements. Despite these risks, we believe that we are favorably positioned financially and operationally to succeed in advancing our primary strategic goals, particularly in view of longer-term demographic and population growth trends that we expect will drive future demand for homeownership.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic, employment and business conditions; adverse market conditions that could result in additional impairment or land option contract abandonment charges and operating losses, including an oversupply of unsold homes, declining home prices and increased foreclosure and short sale activity, among other things; conditions in the capital and credit markets (including residential consumer mortgage lending standards, the availability of residential consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level, including our ratio of debt to total capital, and our ability to adjust our debt level and structure and to access the credit, capital or other financial markets or other external financing sources; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and existing homes, including lenders and other sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for residential consumer mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; the availability and cost of land in desirable areas; our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred; our ability to obtain reimbursement and/or recoveries for the costs incurred in connection with resolving claims and undertaking repairs related to allegedly defective drywall material in homes previously delivered and other warranty-related obligations; legal or regulatory proceedings or claims; our ability to use/realize the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open new communities for sale and sell higher-priced homes, and our increasing operational and investment concentration in markets in California and Texas), revenue growth, asset optimization, and overhead and other cost reduction strategies and initiatives; consumer traffic to our new home communities and consumer interest in our product designs; the manner in which our homebuyers are offered and whether they are able to obtain residential consumer mortgage loans and mortgage banking services, including from our preferred mortgage lender, Nationstar; the operational transition of our preferred mortgage lending relationship to Nationstar and the performance of Nationstar with respect to that relationship and in originating residential consumer mortgage loans for our homebuyers; information technology failures and data security breaches; and other events outside of our control. Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We enter into debt obligations primarily to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our senior notes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments or other hedging strategies to manage our exposure to changes in interest rates.

The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of May 31, 2012 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Interest Rate
2012	$—	—%
2013	—	—
2014	193,482	5.8
2015	465,836	6.1
2016	—	—
Thereafter	905,181	8.1

Total	$1,564,499	7.2%

Fair value at May 31, 2012	$1,528,946

For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2011.

Item 4. Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2012.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Nevada Development Contract Litigation

On November 4, 2011, the Eighth Judicial District Court, Clark County, Nevada set for trial a consolidated action against KB Nevada, in a case entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, LVDA agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex. KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleges that KB Nevada breached the development agreement, and also alleges that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs seek rescission of the agreements or a rescissory measure of damages or, in the alternative, the Claimed Damages. KB Nevada denies the allegations and damages, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages and could be material to the Company’s consolidated financial statements — KB Nevada believes it will be successful in defending against the plaintiffs’ claims and that the plaintiffs will not be awarded recission or damages. The non-jury trial is currently set for September 2012.

Other Matters

In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2011.

Item 6. Exhibits

Exhibits

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated July 9, 2012	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated July 9, 2012	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.