Form 10-Q
period 2012-08-31
KB HOME
filed 2012-10-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2012.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2012.
There were 77,129,868 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2012. The registrant’s grantor stock ownership trust held an additional 10,826,651 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Total revenues	$981,914	$835,994	$424,504	$367,316
Homebuilding:
Revenues	$974,055	$829,816	$421,555	$364,532
Construction and land costs	(824,935)	(724,085)	(347,908)	(302,908)
Selling, general and administrative expenses	(184,938)	(172,310)	(62,780)	(60,185)
Loss on loan guaranty	—	(37,330)	—	—
Operating income (loss)	(35,818)	(103,909)	10,867	1,439
Interest income	363	776	117	123
Interest expense	(53,815)	(36,902)	(23,060)	(12,342)
Equity in income (loss) of unconsolidated joint ventures	(37)	(55,865)	278	64
Homebuilding pretax loss	(89,307)	(195,900)	(11,798)	(10,716)
Financial services:
Revenues	7,859	6,178	2,949	2,784
Expenses	(2,237)	(2,481)	(709)	(829)
Equity in income (loss) of unconsolidated joint venture	2,208	(376)	2,119	(888)
Financial services pretax income	7,830	3,321	4,359	1,067
Total pretax loss	(81,477)	(192,579)	(7,439)	(9,649)
Income tax benefit (expense)	14,800	(100)	10,700	—
Net income (loss)	$(66,677)	$(192,679)	$3,261	$(9,649)
Basic earnings (loss) per share	$(.86)	$(2.50)	$.04	$(.13)
Diluted earnings (loss) per share	$(.86)	$(2.50)	$.04	$(.13)
Basic average shares outstanding	77,107	77,004	77,127	77,047
Diluted average shares outstanding	77,107	77,004	77,358	77,047
Cash dividends declared per common share	$.1125	$.1875	$.0250	$.0625
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2012	November 30, 2011
Assets
Homebuilding:
Cash and cash equivalents	$420,392	$415,050
Restricted cash	46,113	64,481
Receivables	94,832	66,179
Inventories	1,769,043	1,731,629
Investments in unconsolidated joint ventures	122,155	127,926
Other assets	91,149	75,104
	2,543,684	2,480,369
Financial services	5,780	32,173
Total assets	$2,549,464	$2,512,542

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$103,933	$104,414
Accrued expenses and other liabilities	342,142	374,406
Mortgages and notes payable	1,727,679	1,583,571
	2,173,754	2,062,391
Financial services	3,269	7,494
Common stock	115,171	115,171
Paid-in capital	888,701	884,190
Retained earnings	444,493	519,844
Accumulated other comprehensive loss	(26,152)	(26,152)
Grantor stock ownership trust, at cost	(117,435)	(118,059)
Treasury stock, at cost	(932,337)	(932,337)
Total stockholders’ equity	372,441	442,657
Total liabilities and stockholders’ equity	$2,549,464	$2,512,542
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(66,677)	$(192,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	(2,171)	56,241
Distributions of earnings from unconsolidated joint ventures	3,316	6,312
Loss on loan guaranty	—	37,330
Gain on sale of operating property	—	(8,825)
Amortization of discounts and issuance costs	2,150	1,660
Depreciation and amortization	1,147	1,636
Provision for deferred income taxes	1,152	—
Loss (gain) on early extinguishment of debt	10,278	(3,612)
Stock-based compensation expense	4,684	5,765
Inventory impairments and land option contract abandonments	22,912	23,507
Change in assets and liabilities:
Receivables	(4,502)	(10,940)
Inventories	(10,562)	(177,770)
Accounts payable, accrued expenses and other liabilities	(31,266)	(46,953)
Other, net	(6,261)	(1,611)
Net cash used in operating activities	(75,800)	(309,939)
Cash flows from investing activities:
Return of investment in (contributions to) unconsolidated joint ventures	2,865	(1,974)
Proceeds from sale of operating property	—	80,600
Purchases of property and equipment, net	(1,052)	(74)
Net cash provided by investing activities	1,813	78,552
Cash flows from financing activities:
Change in restricted cash	18,368	2,291
Proceeds from issuance of senior notes	694,831	—
Payment of senior notes issuance costs	(12,195)	—
Repayment of senior notes	(592,645)	(100,000)
Payments on mortgages and land contracts due to land sellers and other loans	(21,099)	(86,064)
Issuance of common stock under employee stock plans	451	1,426
Payments of cash dividends	(8,674)	(14,423)
Net cash provided by (used in) financing activities	79,037	(196,770)
Net increase (decrease) in cash and cash equivalents	5,050	(428,157)
Cash and cash equivalents at beginning of period	418,074	908,430
Cash and cash equivalents at end of period	$423,124	$480,273
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
In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of August 31, 2012, the results of its consolidated operations for the three months and nine months ended August 31, 2012 and 2011, and its consolidated cash flows for the nine months ended August 31, 2012 and 2011. The results of consolidated operations for the three months and nine months ended August 31, 2012 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2011 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2011, which are contained in the Company’s Annual Report on Form 10-K for that period.
Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents totaled $329.3 million at August 31, 2012 and $212.8 million at November 30, 2011. The majority of the Company’s cash and cash equivalents were invested in money market accounts.
Restricted cash of $46.1 million at August 31, 2012 and $64.5 million at November 30, 2011 consisted of cash deposited with various financial institutions that was required as collateral for the Company’s cash-collateralized letter of credit facilities (the “LOC Facilities”).
Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(66,677)	$(192,679)	$3,261	$(9,649)
Denominator:
Basic average shares outstanding	77,107	77,004	77,127	77,047
Net effect of stock options assumed to be exercised	—	—	231	—
Diluted average shares outstanding	77,107	77,004	77,358	77,047
Basic earnings (loss) per share	$(.86)	$(2.50)	$.04	$(.13)
Diluted earnings (loss) per share	$(.86)	$(2.50)	$.04	$(.13)
All outstanding stock options were excluded from the diluted loss per share calculations for the nine months ended August 31, 2012 and the three months and nine months ended August 31, 2011 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies (continued)

Comprehensive Income (Loss)
The Company had comprehensive income of $3.3 million for the three months ended August 31, 2012 and a comprehensive loss of $9.6 million for the three months ended August 31, 2011. The Company’s comprehensive loss was $66.7 million for the nine months ended August 31, 2012 and $192.7 million for the nine months ended August 31, 2011. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of August 31, 2012 and November 30, 2011 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation – Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income(loss).

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
Stock Options
In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of August 31, 2012, as well as stock options activity during the nine months then ended:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	10,160,396	$21.27
Granted	30,000	9.08
Exercised	—	—
Cancelled	(50,946)	12.18
Options outstanding at end of period	10,139,450	$21.28
Options exercisable at end of period	7,286,213	$26.16
As of August 31, 2012, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 6.6 years and 5.8 years, respectively. There was $2.4 million of total unrecognized compensation cost related to unvested stock option awards as of August 31, 2012. For the three months ended August 31, 2012 and 2011, stock-based compensation expense associated with stock options totaled $1.1 million and $1.5 million, respectively. For the nine months ended August 31, 2012 and 2011, stock-based compensation expense associated with stock options totaled $3.5 million and $4.2 million, respectively. The aggregate intrinsic value of stock options outstanding was $7.9 million at August 31, 2012. Stock options exercisable had no aggregate intrinsic value at August 31, 2012. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards
From time to time, the Company grants restricted common stock, phantom shares and stock appreciation rights (“SARs”) to various employees. In some cases, the Company has granted phantom shares and SARs that can be settled only in cash and are therefore accounted for as liability awards. The Company recognized total compensation expense of $.4 million in the three months ended August 31, 2012 and total compensation income of $.5 million in the three months ended August 31, 2011

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Stock-Based Compensation (continued)

related to restricted common stock and phantom shares. The Company recognized total compensation expense of $1.2 million in the nine months ended August 31, 2012 and $.9 million in the nine months ended August 31, 2011 related to these stock-based awards.

3.	Segment Information
As of August 31, 2012, the Company had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of August 31, 2012, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:
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
The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Operational results of each reporting segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to the Company’s reporting segments (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Segment Information (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Revenues:
West Coast	$445,123	$354,348	$207,239	$175,434
Southwest	95,127	91,411	35,634	39,479
Central	285,129	247,492	117,099	102,702
Southeast	148,676	136,565	61,583	46,917
Total homebuilding revenues	974,055	829,816	421,555	364,532
Financial services	7,859	6,178	2,949	2,784
Total	$981,914	$835,994	$424,504	$367,316

Pretax income (loss):
West Coast	$(29,019)	$9,927	$4,435	$3,336
Southwest	(10,616)	(113,620)	(3,434)	3,201
Central	(3,152)	(12,389)	986	(2,187)
Southeast	5,494	(30,177)	5,174	(7,156)
Corporate and other (a)	(52,014)	(49,641)	(18,959)	(7,910)
Total homebuilding pretax loss	(89,307)	(195,900)	(11,798)	(10,716)
Financial services	7,830	3,321	4,359	1,067
Total	$(81,477)	$(192,579)	$(7,439)	$(9,649)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(129)	$50	$(52)	$67
Southwest	(458)	(55,902)	(241)	—
Central	—	—	—	—
Southeast	550	(13)	571	(3)
Total	$(37)	$(55,865)	$278	$64

Inventory impairments:
West Coast	$14,040	$1,679	$933	$328
Southwest	2,135	18,715	—	—
Central	1,267	51	—	—
Southeast	5,470	969	5,470	—
Total	$22,912	$21,414	$6,403	$328

(a)Corporate and other includes corporate general and administrative expenses.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Segment Information (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Land option contract abandonments:
West Coast	$—	$112	$—	$—
Southwest	—	296	—	—
Central	—	1,074	—	834
Southeast	—	611	—	—
Total	$—	$2,093	$—	$834

Joint venture impairments:
West Coast	$—	$—	$—	$—
Southwest	—	53,727	—	—
Central	—	—	—	—
Southeast	—	—	—	—
Total	$—	$53,727	$—	$—

	August 31, 2012	November 30, 2011
Assets:
West Coast	$1,016,181	$995,888
Southwest	307,363	338,586
Central	351,804	336,553
Southeast	336,515	317,308
Corporate and other	531,821	492,034
Total homebuilding assets	2,543,684	2,480,369
Financial services	5,780	32,173
Total assets	$2,549,464	$2,512,542

Investments in unconsolidated joint ventures:
West Coast	$38,418	$38,405
Southwest	74,458	80,194
Central	—	—
Southeast	9,279	9,327
Total	$122,155	$127,926

4.	Financial Services
The following tables present financial information relating to the Company’s financial services reporting segment (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Financial Services (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Revenues
Insurance commissions	$4,594	$4,392	$1,840	$1,806
Title services	1,535	1,329	657	526
Marketing services fees	1,725	450	450	450
Interest income	5	7	2	2
Total	7,859	6,178	2,949	2,784
Expenses
General and administrative	(2,237)	(2,481)	(709)	(829)
Operating income	5,622	3,697	2,240	1,955
Equity in income (loss) of unconsolidated joint venture	2,208	(376)	2,119	(888)
Pretax income	$7,830	$3,321	$4,359	$1,067

	August 31, 2012	November 30, 2011
Assets
Cash and cash equivalents	$2,732	$3,024
Receivables (a)	1,344	25,495
Investment in unconsolidated joint venture	1,647	3,639
Other assets	57	15
Total assets	$5,780	$32,173
Liabilities
Accounts payable and accrued expenses	$3,269	$7,494
Total liabilities	$3,269	$7,494

(a)	In December 2011, the Company collected a $23.5 million receivable established in the fourth quarter of 2011 in connection with the wind down of KBA Mortgage’s business operations.

5.	Inventories
Inventories consisted of the following (in thousands):

	August 31, 2012	November 30, 2011
Homes under construction	$528,532	$417,304
Land under development	545,423	587,582
Land held for future development	695,088	726,743
Total	$1,769,043	$1,731,629

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories (continued)

The Company’s interest costs were as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Capitalized interest at beginning of period	$233,461	$249,966	$235,032	$249,792
Interest incurred (a)	99,552	84,489	39,532	29,090
Interest expensed (a)	(53,815)	(36,902)	(23,060)	(12,342)
Interest amortized to construction and land costs	(48,909)	(52,746)	(21,215)	(21,733)
Capitalized interest at end of period (b)	$230,289	$244,807	$230,289	$244,807

(a)
Amounts for the three months and nine months ended August 31, 2012 include losses on the early extinguishment of debt of $8.3 million and $10.3 million, respectively. Amounts for the nine months ended August 31, 2011 include a $3.6 million gain on the early extinguishment of secured debt.

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

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). The Company evaluated 33 communities or land parcels for recoverability during each of the three-month periods ended August 31, 2012 and 2011. The Company evaluated 109 and 97 communities or land parcels for recoverability during the nine months ended August 31, 2012 and 2011, respectively. Some of the communities or land parcels evaluated during the nine months ended August 31, 2012 and 2011 were evaluated in more than one quarterly period.
When an indicator of potential impairment is identified for a community or land parcel, the Company tests the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to the Company at the time the cash flows are calculated. With the undiscounted future net cash flows, the Company also considers recent trends in its sales, backlog and cancellation rates, as well as expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, construction and overhead costs to be incurred and related cost inflation. With respect to the three months and nine months ended August 31, 2012 and 2011, these expectations reflected the Company’s experience that market conditions for its assets in inventory where impairment indicators were identified have been generally stable in 2011 and 2012, with no significant deterioration or improvement identified as to revenue and cost drivers.
In the Company’s assessments during the first three quarters of 2012, the Company determined that the year-over-year decrease in net orders in the first quarter of 2012 and the modest year-over-year increases in net orders in each of the second and third quarters of 2012 did not reflect a sustained change in market conditions that could prevent recoverability. Rather, the Company considered that the changes reflected residential consumer mortgage loan funding issues arising from a change in the nature of the Company’s relationships with mortgage lenders during the period, mostly in the first half of 2012, when the Company's preferred mortgage lender ceased its forward mortgage banking operations. These issues have been mitigated since the Company began the transition to its new (and present) preferred mortgage lender, who began accepting new mortgage loan applications from the Company's homebuyers on May 1, 2012, which has resulted in more consistent execution and completion

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventory Impairments and Land Option Contract Abandonments (continued)

of residential consumer mortgage loan originations for the Company's homebuyers who choose to use the lender. Compared to the period in the first half of 2012 before May 1, this has improved the quality and stability of the Company's backlog and contributed to a more predictable business flow of converting net orders into home deliveries and revenues. The Company’s year-over-year net order comparison for the first nine months of 2012 was also impacted by a lower number of new home communities open for sales since the beginning of the year from which the Company could generate net orders, rather than an overall decline in market conditions. On a per community basis, the Company's 2012 third quarter net orders increased from the year-earlier quarter. Additionally, the Company's ability to improve its average selling prices for its homes delivered each quarter since the beginning of 2012 has helped the Company maintain and slightly improve its profitability on homes closed. Based on the Company's experience, and taking into account the signs of stability in many markets for new home sales, the Company’s inventory assessments as of August 31, 2012 considered an expected steady, if slightly improved, overall sales pace and average selling price performance for the remainder of 2012 and 2013 relative to the pace and performance in recent quarters.
Given the inherent challenges and uncertainties in forecasting future results, the Company’s inventory assessments at the time they are made take into consideration whether a community or land parcel is active, meaning it is open for sales and/or undergoing development, or whether it is being held for future development. For active communities and land parcels, due to their short-term nature as compared to land held for future development, the Company's inventory assessments generally assume the continuation of then-current market conditions, subject to identifying information suggesting a significant sustained deterioration or improvement, or other changes, in such conditions. These assessments, at the time made, generally anticipate sales rates, average selling prices and costs to continue at or near then-current levels through the affected asset’s estimated remaining life. Land held for future development consists of communities or land parcels where development activity has been suspended or has not yet begun, but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that the Company plans to build out over several years and/or that have not yet been entitled. Inventory assessments for the Company’s land held for future development consider then-current market conditions as well as subjective forecasts regarding the timing and costs of development and construction and related cost inflation; the product(s) to be offered; and the sales rates and selling prices and related price appreciation of the offered product(s) when an associated community is anticipated to open for sales. The Company evaluates various factors to develop these forecasts, including the availability of and demand for homes and finished lots within the relevant marketplace; historical, current and expected future sales trends for the marketplace; and third-party data, if available. These various estimates, trends, expectations and assumptions used in each of the Company’s inventory assessments are specific to each community or land parcel based on what the Company believes are reasonable forecasts for performance and may vary among communities or land parcels and may vary over time.
The Company records an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. Inputs used in the estimated discounted future net cash flows are specific to each affected community or land parcel and are based on expectations of the Company’s management for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and delivery rates. The discount rates used are impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made.
The following table summarizes ranges for significant quantitative unobservable inputs the Company utilized in its fair value measurements with respect to the impaired communities or land parcels written down to fair value during the periods presented:

	Nine Months Ended	Three Months Ended
Unobservable Input (a)	August 31, 2012	August 31, 2012
Average selling price	$115,200 - $497,900	$152,000 - $246,200
Deliveries per month	1 - 6	2 - 4
Discount rate	17% - 20%	17% - 20%

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventory Impairments and Land Option Contract Abandonments (continued)

(a)
The ranges of inputs used primarily reflect the underlying variability among the various housing markets where each of the impacted communities or land parcels are located, rather than changes in prevailing market conditions.

Based on the results of its evaluations, the Company recognized inventory impairment charges of $6.4 million in the three months ended August 31, 2012 associated with four communities with a post-impairment fair value of $3.2 million. In the three months ended August 31, 2011, the Company recognized $.3 million of such charges associated with one community with a post-impairment fair value of $1.1 million. In the nine months ended August 31, 2012, the Company recognized inventory impairment charges of $22.9 million associated with 11 communities with a post-impairment fair value of $30.6 million. In the nine months ended August 31, 2011, the Company recognized $21.4 million of such charges associated with nine communities or land parcels with a post-impairment fair value of $29.9 million. These charges in the 2011 period included an $18.1 million adjustment to the fair value of real estate collateral in the Company’s Southwest homebuilding reporting segment that the Company took back on a note receivable.
As of August 31, 2012, the aggregate carrying value of the Company’s inventory that had been impacted by inventory impairment charges was $334.4 million, representing 48 communities and various other land parcels. As of November 30, 2011, the aggregate carrying value of the Company’s inventory that had been impacted by inventory impairment charges was $338.5 million, representing 53 communities and various other land parcels.
The Company’s inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet the Company’s internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in its marketing strategy, the Company writes off the related inventory costs, including non-refundable deposits and pre-acquisition costs. Based on the results of its assessments, the Company recognized no land option contract abandonment charges in the three months or nine months ended August 31, 2012. In the three months ended August 31, 2011, the Company recognized $.8 million of land option contract abandonment charges corresponding to 209 lots. In the nine months ended August 31, 2011, the Company recognized $2.1 million of such charges corresponding to 467 lots. Inventory impairment and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.
The estimated remaining life of each community or land parcel in the Company’s inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future sales and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, the Company estimates its inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated delivery timelines, the Company expects to realize, on an overall basis, the majority of its current inventory balance within five years.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of the Company’s inventory assets and the realization of its inventory balances, actual results could differ substantially from those estimated.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents the Company’s assets measured at fair value on a nonrecurring basis during the nine months ended August 31, 2012 and the year ended November 30, 2011 (in thousands):

	Fair Value
Description	Hierarchy	August 31, 2012 (a)	November 30, 2011 (a)
Long-lived assets held and used	Level 2	$—	$75
Long-lived assets held and used	Level 3	30,620	33,947
Total		$30,620	$34,022

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

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying value of $53.5 million were written down to their fair value of $30.6 million during the nine months ended August 31, 2012, resulting in inventory impairment charges of $22.9 million. During the year ended November 30, 2011, long-lived assets held and used with a carrying value of $56.7 million were written down to their fair value of $34.0 million, resulting in inventory impairment charges of $22.7 million.
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Fair Value Disclosures (continued)

		August 31, 2012		November 30, 2011
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes due 2014 at 5 3/4%	Level 2	$75,898	$78,439	$249,647	$232,500
Senior notes due 2015 at 5 7/8%	Level 2	101,980	104,599	299,273	270,000
Senior notes due 2015 at 6 1/4%	Level 2	236,819	239,867	449,795	401,625
Senior notes due 2017 at 9.10%	Level 2	261,284	290,175	260,865	235,519
Senior notes due 2018 at 7 1/4%	Level 2	299,098	306,000	299,007	251,625
Senior notes due 2020 at 8.00%	Level 2	345,090	374,500	—	—
Senior notes due 2022 at 7.50%	Level 2	350,000	363,125	—	—
The carrying values reported for cash and cash equivalents, restricted cash, mortgages and notes receivable, and mortgages and land contracts due to land sellers and other loans approximate fair values.

8.	Variable Interest Entities
The Company participates in joint ventures from time to time that conduct land acquisition, development and/or other homebuilding activities in various markets where its homebuilding operations are located. Its investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary. All of the Company’s joint ventures at August 31, 2012 and November 30, 2011 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.
In the ordinary course of its business, the Company enters into land option contracts and other similar contracts to procure rights to purchase land parcels for the construction of homes. The use of such land option contracts and other similar contracts generally allows the Company to reduce the market risks associated with direct land ownership and development, and to reduce the Company’s capital and financial commitments, including interest and other carrying costs. Under such contracts, the Company typically pays a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for the Company, with the land seller being identified as a VIE.
In compliance with ASC 810, the Company analyzes its land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of August 31, 2012 and November 30, 2011 it was not the primary beneficiary of any VIEs from which it has procured rights to purchase land parcels under land option contracts and other similar contracts.
As of August 31, 2012, the Company had cash deposits totaling $6.4 million associated with land option contracts and other similar contracts that it determined were unconsolidated VIEs, having an aggregate purchase price of $316.9 million, and had cash deposits totaling $22.9 million associated with land option contracts and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $282.1 million. As of November 30, 2011, the Company had cash deposits totaling $8.1 million associated with land option contracts and other similar contracts that it determined were unconsolidated VIEs, having an aggregate purchase price of $122.1 million, and had cash deposits totaling $12.8 million associated with land option contracts and other similar contracts that the Company determined were not VIEs, having an

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Variable Interest Entities (continued)

aggregate purchase price of $223.0 million.
The Company’s exposure to loss related to its land option contracts and other similar contracts with third parties and unconsolidated entities consisted of deposits and pre-acquisition costs, which totaled $29.3 million and $27.1 million, respectively, at August 31, 2012 and $20.9 million and $31.5 million, respectively, at November 30, 2011. These amounts are included in inventories in the Company’s consolidated balance sheets. In addition, the Company had outstanding letters of credit of $.5 million at August 31, 2012 and $1.7 million at November 30, 2011 in lieu of cash deposits under certain land option contracts or other similar contracts.
The Company also evaluates its land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in its consolidated balance sheets by $20.0 million at August 31, 2012 and $23.9 million at November 30, 2011.

9.	Investments in Unconsolidated Joint Ventures
The Company has investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where its homebuilding operations are located. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. These investments are designed primarily to reduce market and development risks and to increase the number of homesites owned or controlled by the Company. In some instances, participating in unconsolidated joint ventures has enabled the Company to acquire and develop land that it might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While the Company considers its participation in unconsolidated joint ventures as potentially beneficial to its homebuilding activities, it does not view such participation as essential and has unwound its participation in a number of unconsolidated joint ventures in the past few years.
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
With respect to the Company’s investments in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included no impairment charges for the nine months ended August 31, 2012 and $53.7 million of such charges for the nine months ended August 31, 2011. The impairment charges for the nine months ended August 31, 2011 reflected the write-off of the Company’s remaining investment in South Edge, LLC (“South Edge”). South Edge was a residential development joint venture in the Company’s Southwest homebuilding reporting segment. The Company wrote off its remaining investment in South Edge based on the Company’s determination that South Edge was no longer able to perform its activities as originally intended following a court decision in the first quarter of 2011 to enter an order for relief on a Chapter 11 involuntary bankruptcy petition filed against the joint venture.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Investments in Unconsolidated Joint Ventures (continued)

The following table presents information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Revenues	$27,859	$230	$27,859	$—
Construction and land costs	(19,303)	(201)	(19,309)	—
Other income (expenses), net	(1,189)	(4,505)	(442)	101
Income (loss)	$7,367	$(4,476)	$8,108	$101
For the three months and nine months ended August 31, 2012, combined revenues, construction and land costs, and income (loss) from our unconsolidated joint ventures increased from the corresponding year-earlier periods due to a land sale completed by an unconsolidated joint venture in Maryland during the quarter ended August 31, 2012.
The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	August 31, 2012	November 30, 2011
Assets
Cash	$29,057	$8,923
Receivables	8,034	19,503
Inventories	347,460	368,306
Other assets	872	151
Total assets	$385,423	$396,883
Liabilities and equity
Accounts payable and other liabilities	$86,927	$96,981
Equity	298,496	299,902
Total liabilities and equity	$385,423	$396,883
The following table presents information relating to the Company’s investments in unconsolidated joint ventures (dollars in thousands).

	August 31, 2012	November 30, 2011
Number of investments in unconsolidated joint ventures (a)	8	8
Investments in unconsolidated joint ventures (a)	$122,155	$127,926

(a)
The Company’s investments in unconsolidated joint ventures as of August 31, 2012 and November 30, 2011 include Inspirada Builders, LLC, an unconsolidated joint venture that was formed in 2011 in connection with the South Edge Plan (as defined below) and in which a wholly owned subsidiary of the Company is a member. As part of the South Edge Plan, land previously owned by South Edge was transferred to Inspirada Builders, LLC in November 2011. The Company anticipates that it will acquire its share of the land from Inspirada Builders, LLC through a future distribution.

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

assets. However, none of the Company’s unconsolidated joint ventures had outstanding debt at August 31, 2012 or November 30, 2011.
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

10.	Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2012	November 30, 2011
Cash surrender value of insurance contracts	$63,747	$59,718
Debt issuance costs (a)	15,291	4,219
Property and equipment, net	7,709	7,801
Prepaid expenses	4,402	2,214
Net deferred tax assets	—	1,152
Total	$91,149	$75,104

(a)
The increase in debt issuance costs as of August 31, 2012 compared to November 30, 2011 primarily reflected the costs associated with the Company's issuance of $350.0 million in aggregate principal amount of 8.00% senior notes due 2020 (the “$350 Million 8.00% Senior Notes”) and $350.0 million in aggregate principal amount of 7.50% senior notes due 2022 (the “$350 Million 7.50% Senior Notes”) during the nine months ended August 31, 2012.

11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Accrued Expenses and Other Liabilities (continued)

	August 31, 2012	November 30, 2011
Construction defect and other litigation liabilities	$106,503	$101,017
Employee compensation and related benefits	85,366	76,960
Warranty liability	47,326	67,693
Accrued interest payable	43,585	43,129
Liabilities related to inventory not owned	20,043	23,903
Real estate and business taxes	6,350	10,770
Other	32,969	50,934
Total	$342,142	$374,406

12.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	August 31, 2012	November 30, 2011
Mortgages and land contracts due to land sellers and other loans	$57,510	$24,984
Senior notes due 2014 at 5 3/4%	75,898	249,647
Senior notes due 2015 at 5 7/8%	101,980	299,273
Senior notes due 2015 at 6 1/4%	236,819	449,795
Senior notes due 2017 at 9.10%	261,284	260,865
Senior notes due 2018 at 7 1/4%	299,098	299,007
Senior notes due 2020 at 8.00%	345,090	—
Senior notes due 2022 at 7.50%	350,000	—
Total	$1,727,679	$1,583,571
The Company maintains the LOC Facilities to provide letters of credit in the ordinary course of operating its business. As of August 31, 2012 and November 30, 2011, $45.2 million and $63.8 million, respectively, of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require the Company to deposit and maintain cash with the issuing financial institutions as collateral for its letters of credit outstanding. The Company may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
On February 7, 2012, pursuant to its universal shelf registration statement filed with the SEC on September 20, 2011 (the “2011 Shelf Registration”), the Company issued the $350 Million 8.00% Senior Notes. The $350 Million 8.00% Senior Notes, which are due on March 15, 2020, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million 8.00% Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. If a change in control occurs as defined in the instruments governing the $350 Million 8.00% Senior Notes, the Company would be required to offer to purchase the $350 Million 8.00% Senior Notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. The $350 Million 8.00% Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. The Company used substantially all of the net proceeds from the issuance of the $350 Million 8.00% Senior Notes to purchase, pursuant to the terms of tender offers that were initially made on January 19, 2012 (the “January

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable (continued)

2012 Tender Offers”), $56.3 million in aggregate principal amount of its 5 3/4 % senior notes due 2014, $130.0 million in aggregate principal amount of its 5 7/8% senior notes due 2015, and $153.7 million in aggregate principal amount of its 6 1/4%  senior notes due 2015. The applicable January 2012 Tender Offers expired on February 15, 2012. The total amount paid to purchase these senior notes was $340.5 million. The Company incurred a loss of $2.0 million in the first quarter of 2012 related to the early redemption of debt due to a premium paid under the January 2012 Tender Offers and the unamortized original issue discount.
On July 31, 2012, pursuant to the 2011 Shelf Registration, the Company issued the $350 Million 7.50% Senior Notes. The $350 Million 7.50% Senior Notes, which are due on September 15, 2022, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million 7.50% Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. If a change in control occurs as defined in the instruments governing the $350 Million 7.50% Senior Notes, the Company would be required to offer to purchase the $350 Million 7.50% Senior Notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. The $350 Million 7.50% Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used $252.2 million of the net proceeds from the issuance of the $350 Million 7.50% Senior Notes to purchase, pursuant to the terms of tender offers that were initially made on July 11, 2012 (the “July 2012 Tender Offers”), $117.7 million in aggregate principal amount of its 5 3/4% senior notes due 2014, $67.8 million in aggregate principal amount of its 5 7/8%  senior notes due 2015, and $59.4 million in aggregate principal amount of its 6 1/4% senior notes due 2015. The applicable July 2012 Tender Offers expired on August 7, 2012. The Company plans to use the remaining net proceeds from the issuance of the $350 Million 7.50% Senior Notes for general corporate purposes. The Company incurred a loss of $8.3 million in the third quarter of 2012 related to the early redemption of debt due to a premium paid under the July 2012 Tender Offers and the unamortized original issue discount.
The indenture governing the Company’s senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike the Company’s other senior notes, the terms governing the Company’s $265.0 million in aggregate principal amount of 9.10% senior notes due 2017 (the “$265 Million Senior Notes”), the $350 Million 8.00% Senior Notes, and the $350 Million 7.50% Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.
As of August 31, 2012, the Company was in compliance with the applicable terms of all of its covenants under the Company’s senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to secure future debt financing may depend in part on its ability to remain in such compliance.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2012 –$1.7 million; 2013 – $10.1 million; 2014 – $75.9 million; 2015 – $384.6 million; 2016 – $0; and thereafter – $1.26 billion.

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

liability, which is included in accrued expenses and other liabilities in its consolidated balance sheets, and adjusts the amount as necessary based on its assessment. The Company’s assessment includes the review of its actual warranty costs incurred to identify trends and changes in its warranty claims experience, and considers the Company’s construction quality and customer service initiatives and outside events. While the Company believes the warranty liability reflected in its consolidated balance sheets to be adequate, unanticipated changes in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of its homes, or customer service practices could have a significant impact on its actual warranty costs in the future and such amounts could differ from the Company’s current estimates.
The changes in the Company’s warranty liability were as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Balance at beginning of period	$67,693	$93,988	$50,866	$82,630
Warranties issued	5,263	3,236	2,290	1,255
Payments	(14,609)	(20,483)	(5,906)	(6,012)
Adjustments (a)	(11,021)	(6,242)	76	(7,374)
Balance at end of period	$47,326	$70,499	$47,326	$70,499

(a)
The Company’s warranty adjustments for the nine months ended August 31, 2012 include $11.2 million of adjustments that were recorded to reflect the Company’s assessment of trends in its overall warranty claims experience on homes previously delivered. The Company's warranty adjustments for the nine months and three months ended August 31, 2011 include $7.4 million of adjustments that also resulted from the Company's assessment of trends in its overall warranty claims experience on homes previously delivered.

The Company’s overall warranty liability of $47.3 million at August 31, 2012 included $3.0 million for estimated remaining repair costs associated with 33 homes that have been identified as containing or suspected of containing allegedly defective drywall manufactured in China. These homes are located in Florida and were primarily delivered in 2006 and 2007. The Company’s overall warranty liability of $67.7 million at November 30, 2011 included $4.8 million for estimated remaining repair costs associated with 87 such identified affected homes. The decrease in the liability for estimated remaining repair costs associated with identified affected homes during the nine months ended August 31, 2012 reflected the lower number of identified affected homes with unresolved repairs at August 31, 2012 compared to November 30, 2011. During the nine months ended August 31, 2012, the Company resolved repairs on 56 identified affected homes and identified two additional affected homes. For these purposes, the Company considers repairs for identified affected homes to be “resolved” when all repairs are complete and all repair costs are fully paid. Repairs for identified affected homes are considered “unresolved” if repairs are not complete and/or there are repair costs remaining to be paid.
During the nine months ended August 31, 2012 and 2011, the Company paid $2.7 million and $11.8 million, respectively, to repair identified affected homes, and estimated its additional repair costs with respect to identified affected homes to be $.9 million and $6.3 million, respectively. Since first identifying affected homes in 2009, the Company has identified a total of 469 affected homes and has resolved repairs on 436 of those homes through August 31, 2012. As of August 31, 2012, the Company has paid $43.2 million of the total estimated repair costs of $46.2 million associated with identified affected homes. The Company believes that it has identified substantially all potentially affected homes and anticipates it will receive only nominal additional claims in future periods.
As of August 31, 2012, the Company has been named as a defendant in 10 lawsuits relating to the allegedly defective drywall material. Seven of these lawsuits are “omnibus” class actions purportedly filed on behalf of numerous homeowners asserting claims for damages against drywall manufacturers, homebuilders and other parties in the supply chain of the allegedly defective drywall material. The Company is also a defendant in two lawsuits brought in Florida state court and one lawsuit brought in Louisiana federal court in each case by individual homeowners. On May 31, 2012, a global settlement of claims relating to the allegedly defective drywall material, including those brought against the Company, was preliminarily approved by the federal court judge overseeing a multidistrict litigation case — In re: Chinese Manufactured Drywall Products Liability Litigation (MDL-2047). A fairness hearing on the preliminary global settlement has been set for November 13, 2012. If the

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Commitments and Contingencies (continued)

global settlement is finally approved and is accepted by all parties in its current form, it will resolve all current claims against the Company and bar any future claims against all participating defendants, including the Company, related to the allegedly defective drywall material. In such an outcome, the Company's total costs arising from the global settlement would not be material to its consolidated financial statements, and it may be entitled to recover certain amounts for repairs it made to homes affected by the allegedly defective drywall material. If any of the plaintiffs in the current lawsuits against the Company opt out of the global settlement, the Company would continue to defend itself in those cases. Given the current stage of the proceedings, the Company has not determined whether the outcome of any such plaintiff's lawsuit would be material to the Company's consolidated financial statements.
The Company intends to seek and is undertaking efforts, including legal proceedings, to obtain reimbursement from various sources, including suppliers and insurers, for the costs it has incurred or expects to incur to investigate and complete repairs and to defend itself in litigation associated with the allegedly defective drywall material. Given uncertainties in the potential outcomes of these efforts, some of which may involve pursuing claims in international forums, the Company has not recorded any amounts for potential future recoveries as of August 31, 2012, except as described below.
In assessing its overall warranty liability, the Company evaluates the costs related to identified homes affected by the allegedly defective drywall material and other home warranty-related items on a combined basis. Based on its assessments, the Company determined that its overall warranty liability at each reporting date was sufficient with respect to the Company’s then-estimated remaining repair costs associated with identified affected homes and its overall warranty obligations on homes delivered. In light of these assessments, the Company did not incur charges in its consolidated statements of operations for the three months and nine months ended August 31, 2012 or August 31, 2011 with respect to repair costs associated with identified affected homes. Additionally, based on the Company’s assessment of trends in its warranty claims experience, the Company recorded favorable warranty adjustments of $11.2 million and $7.4 million as reductions to construction and land costs in its consolidated statements of operations during the nine months ended August 31, 2012 and August 31, 2011, respectively. The overall warranty liability has decreased in part because of the payments the Company has made to resolve repairs on identified affected homes and the Company's belief that it has identified substantially all potentially affected homes, and in part due to the decrease in the number of homes the Company has delivered over the past several years.
The Company has tendered claims with its liability insurance carriers, seeking reimbursement of costs the Company has incurred to make repairs on and to handle claims with respect to previously delivered homes, including homes affected by the allegedly defective drywall material. During the three months ended August 31, 2012, the Company recognized an insurance recovery of $16.5 million as a reduction to construction and land costs in its consolidated statements of operations, representing the probable amount the Company expects to receive from one of its insurance carriers for a portion of the claims the Company tendered to the carrier. The Company expects to receive the cash from this insurance recovery in the fourth quarter of 2012 and has reflected the $16.5 million as a receivable in its consolidated balance sheet at August 31, 2012. During the three months ended May 31, 2012, the Company recognized an insurance recovery of $10.0 million as a reduction to construction and land costs in its consolidated statements of operations, representing an amount the Company received from the insurance carrier for a portion of the claims the Company tendered to the carrier. While its discussions and negotiations with insurance carriers are ongoing, the Company has not recorded amounts for potential future recoveries from the carriers as of August 31, 2012, other than the $16.5 million.
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

limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims experience and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $93.0 million at August 31, 2012 and $94.9 million at November 30, 2011. These amounts are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company’s expenses associated with self-insurance totaled $1.2 million for the three months ended August 31, 2012 and $2.1 million for the three months ended August 31, 2011. For the nine months ended August 31, 2012 and 2011, the Company’s expenses associated with self-insurance totaled $5.8 million and $6.7 million, respectively. These expenses were largely offset by contributions from subcontractors participating in the wrap-up policy.
Performance Bonds and Letters of Credit. The Company is often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of its projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of its unconsolidated joint ventures. At August 31, 2012, the Company had $290.9 million of performance bonds and $45.2 million of letters of credit outstanding. At November 30, 2011, the Company had $361.6 million of performance bonds and $63.8 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. The Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts. In the ordinary course of its business, the Company enters into land option contracts and other similar contracts to procure rights to purchase land parcels for the construction of homes. At August 31, 2012, the Company had total deposits of $29.8 million, comprised of $29.3 million of cash deposits and $.5 million of letters of credit, to purchase land having an aggregate purchase price of $599.0 million. The Company’s land option contracts and other similar contracts generally do not contain provisions requiring the Company’s specific performance.

14.	Legal Matters
Nevada Development Contract Litigation
On November 4, 2011, the Eighth Judicial District Court, Clark County, Nevada set for trial a consolidated action against KB HOME Nevada Inc., a wholly owned subsidiary of the Company (“KB Nevada”), in a case entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleges that KB Nevada breached the development agreement, and also alleges that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs seek rescission of the agreements or a rescissory measure of damages or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (the “Claimed Damages”). KB Nevada denies the allegations and damages, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. While the ultimate outcome is uncertain — the Company believes it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages and could be material to the Company’s consolidated financial statements — KB Nevada believes it will be successful in defending against the plaintiffs’ claims and that the plaintiffs will not be awarded rescission or damages. The non-jury trial was set for September 2012, but has been continued until January 2013.
Southern California Project Development Case
On December 27, 2011, the jury in a case entitled Estancia Coastal, LLC v. KB HOME Coastal Inc. et al. returned a verdict against KB HOME Coastal Inc., a wholly owned subsidiary, and the Company for $9.8 million, excluding legal fees and

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Legal Matters (continued)

interest. The case related to a land option contract and a construction agreement between KB HOME Coastal Inc. and the plaintiff. Based on pre-trial analysis, the verdict was not expected, and KB HOME Coastal Inc. and the Company jointly filed a motion for judgment notwithstanding the verdict and a motion for a new trial, which were heard on May 18, 2012. On May 23, 2012, the trial court denied the motions and on June 4, 2012 entered a judgment in favor of the plaintiff in the amount of $9.2 million plus pre-judgment interest of approximately $.9 million. The judgment entered reflects an earlier payment by the Company to the plaintiff of a portion of the jury’s award and does not include legal fees and costs and post-judgment interest. The Company had established an accrual for this matter based on its pre-judgment estimate of the probable loss. However, as a result of the trial court’s decision and probable legal fees and costs award, the Company recorded a charge of $8.8 million in the second quarter of 2012 to increase the accrual for this matter to $11.7 million at August 31, 2012. The charge was included in selling, general and administrative expenses in the Company’s consolidated statement of operations. On September 14, 2012, following a hearing, the trial court awarded legal fees and costs to the plaintiff of approximately $1.4 million. In light of the legal fees and costs awarded on September 14, 2012, the Company continues to believe its accrual at August 31, 2012 reflects the probable outcome of the matter. KB HOME Coastal Inc. and the Company have appealed the entry of judgment. While the ultimate outcome is uncertain, KB HOME Coastal Inc. and the Company believe they will be successful in resolving the matter for an amount less than the judgment.
Other Matters
In addition to the specific proceedings described above, the Company is involved in other litigation and regulatory proceedings incidental to its business that are in various procedural stages. The Company believes that the accruals it has recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on the Company’s consolidated financial statements. The Company evaluates its accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjusts them to reflect (i) the facts and circumstances known to the Company at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on its experience, the Company believes that the amounts that may be claimed or alleged against it in these proceedings are not a meaningful indicator of its potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses the Company may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to the Company’s consolidated financial statements.

15.	Stockholders' Equity
As of August 31, 2012, the Company was authorized to repurchase four million shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any of its common stock under this program in the nine months ended August 31, 2012. The Company has not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of the Company’s board of directors.
During the three months ended August 31, 2012, the Company’s board of directors declared a cash dividend of $.025 per share of common stock, which was paid on August 16, 2012 to stockholders of record on August 2, 2012. During the three months ended May 31, 2012, the Company's board of directors declared a cash dividend of $.025 per share of common stock, which was paid on May 17, 2012 to stockholders of record on May 3, 2012. During the three months ended February 29, 2012, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 16, 2012 to stockholders of record on February 7, 2012. A cash dividend of $.0625 per share of common stock was declared and paid during each of the three months ended February 28, 2011, May 31, 2011 and August 31, 2011.

16.	Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS” (“ASU

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Recent Accounting Pronouncements (continued)

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

17.	Income Taxes
The Company’s income tax benefit totaled $10.7 million for the three months ended August 31, 2012. The income tax benefit primarily reflected the resolution of a federal tax audit, which resulted in an income tax benefit of $10.8 million and the realization of $1.1 million of deferred tax assets during the three months ended August 31, 2012. As a result of the resolution of the federal tax audit, the Company received approximately $1.8 million of income tax refunds during the third quarter of 2012, and reflected a receivable of $10.1 million on its consolidated balance sheet as of August 31, 2012. The $10.1 million was received in the fourth quarter of 2012. The Company had no income tax benefit or expense for the three months ended August 31, 2011. For the nine months ended August 31, 2012, the Company’s income tax benefit totaled $14.8 million, compared to income tax expense of $.1 million for the nine months ended August 31, 2011. The income tax benefit for the nine months ended August 31, 2012 primarily resulted from the resolution of the federal tax audit described above and a $4.1 million state income tax refund received in the second quarter in connection with the resolution of a state tax audit. Due to the effects of its deferred tax asset valuation allowance and changes in its unrecognized tax benefits, the Company’s effective tax rates for the three months and nine months ended August 31, 2012 and 2011 are not meaningful items as the Company’s income tax amounts are not directly correlated to the amount of its pretax losses for those periods.
In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), the Company evaluates its deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The realization of deferred tax assets depends primarily on the Company’s ability to generate sustained profitability. During the three months ended August 31, 2012, the Company recorded a valuation allowance of $7.1 million against net deferred tax assets generated from the pretax loss for the period and other adjustments due to the resolution of the federal tax audit. During the three months

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Income Taxes (continued)

ended August 31, 2011, the Company recorded a similar valuation allowance of $2.5 million against net deferred tax assets generated from the pretax loss for the period. For the nine months ended August 31, 2012 and 2011, the Company recorded valuation allowances of $35.1 million and $73.3 million, respectively, against the net deferred tax assets generated primarily from the pretax losses for those periods. As a result of the resolution of the federal tax audit described above, the Company had no net deferred tax assets at August 31, 2012, compared to net deferred tax assets of $1.1 million at November 30, 2011. The deferred tax asset valuation allowance increased to $882.9 million at August 31, 2012 from $847.8 million at November 30, 2011, reflecting the $35.1 million valuation allowance recorded during the nine months ended August 31, 2012.
During the three months ended August 31, 2012, the Company had no change in its total gross unrecognized tax benefits. During the nine months ended August 31, 2012, the Company had a net reduction in its total gross unrecognized tax benefits of $.4 million as a result of the current status of federal and state tax audits. The total amount of unrecognized tax benefits, including interest and penalties, that would affect the effective tax rate was $1.4 million as of August 31, 2012. The Company anticipates that total unrecognized tax benefits will decrease by approximately $.2 million during the 12 months from this reporting date due to various state tax filings associated with the resolution of the federal tax audit.
The benefits of the Company’s net operating losses (“NOLs”), built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on the Company’s analysis performed as of August 31, 2012, the Company does not believe it has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2012	2011
Summary of cash and cash equivalents at end of period:
Homebuilding	$420,392	$477,406
Financial services	2,732	2,867
Total	$423,124	$480,273

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$53,359	$52,251
Income taxes paid	723	278
Income taxes refunded	6,217	182

Supplemental disclosures of noncash activities:
Increase (decrease) in consolidated inventories not owned	$(3,861)	$9,596
Acquired property securing note receivable	—	40,000
Cost of inventories acquired through seller financing	53,625	—

19.	Supplemental Guarantor Information

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
Condensed Consolidated Statements of Operations
Nine Months Ended August 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$585,913	$396,001	$—	$981,914
Homebuilding:
Revenues	$—	$585,913	$388,142	$—	$974,055
Construction and land costs	—	(492,384)	(332,551)	—	(824,935)
Selling, general and administrative expenses	(45,480)	(75,652)	(63,806)	—	(184,938)
Operating income (loss)	(45,480)	17,877	(8,215)	—	(35,818)
Interest income	332	5	26	—	363
Interest expense	37,026	(69,599)	(21,242)	—	(53,815)
Equity in income (loss) of unconsolidated joint ventures	—	(585)	548	—	(37)
Homebuilding pretax loss	(8,122)	(52,302)	(28,883)	—	(89,307)
Financial services pretax income	—	—	7,830	—	7,830
Total pretax loss	(8,122)	(52,302)	(21,053)	—	(81,477)
Income tax benefit	1,600	9,500	3,700	—	14,800
Equity in net loss of subsidiaries	(60,155)	—	—	60,155	—
Net loss	$(66,677)	$(42,802)	$(17,353)	$60,155	$(66,677)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Nine Months Ended August 31, 2011 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$241,702	$594,292	$—	$835,994
Homebuilding:
Revenues	$—	$241,702	$588,114	$—	$829,816
Construction and land costs	—	(206,373)	(517,712)	—	(724,085)
Selling, general and administrative expenses	(39,361)	(23,735)	(109,214)	—	(172,310)
Loss on loan guaranty	—	—	(37,330)	—	(37,330)
Operating income (loss)	(39,361)	11,594	(76,142)	—	(103,909)
Interest income	631	4	141	—	776
Interest expense	37,025	(35,582)	(38,345)	—	(36,902)
Equity in loss of unconsolidated joint ventures	—	(5)	(55,860)	—	(55,865)
Homebuilding pretax loss	(1,705)	(23,989)	(170,206)	—	(195,900)
Financial services pretax income	—	—	3,321	—	3,321
Total pretax loss	(1,705)	(23,989)	(166,885)	—	(192,579)
Income tax expense	—	—	(100)	—	(100)
Equity in net loss of subsidiaries	(190,974)	—	—	190,974	—
Net loss	$(192,679)	$(23,989)	$(166,985)	$190,974	$(192,679)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Operations
Three Months Ended August 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$263,481	$161,023	$—	$424,504
Homebuilding:
Revenues	$—	$263,481	$158,074	$—	$421,555
Construction and land costs	—	(213,913)	(133,995)	—	(347,908)
Selling, general and administrative expenses	(16,546)	(24,226)	(22,008)	—	(62,780)
Operating income (loss)	(16,546)	25,342	2,071	—	10,867
Interest income	107	1	9	—	117
Interest expense	6,096	(22,082)	(7,074)	—	(23,060)
Equity in income (loss) of unconsolidated joint ventures	—	(293)	571	—	278
Homebuilding pretax income (loss)	(10,343)	2,968	(4,423)	—	(11,798)
Financial services pretax income	—	—	4,359	—	4,359
Total pretax income (loss)	(10,343)	2,968	(64)	—	(7,439)
Income tax benefit (expense)	14,900	(4,300)	100	—	10,700
Equity in net loss of subsidiaries	(1,296)	—	—	1,296	—
Net income (loss)	$3,261	$(1,332)	$36	$1,296	$3,261

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Three Months Ended August 31, 2011 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$109,808	$257,508	$—	$367,316
Homebuilding:
Revenues	$—	$109,808	$254,724	$—	$364,532
Construction and land costs	—	(92,245)	(210,663)	—	(302,908)
Selling, general and administrative expenses	(5,522)	(13,800)	(40,863)	—	(60,185)
Operating income (loss)	(5,522)	3,763	3,198	—	1,439
Interest income	97	—	26	—	123
Interest expense	13,246	(14,190)	(11,398)	—	(12,342)
Equity in income (loss) of unconsolidated joint ventures	—	67	(3)	—	64
Homebuilding pretax income (loss)	7,821	(10,360)	(8,177)	—	(10,716)
Financial services pretax income	—	—	1,067	—	1,067
Total pretax income (loss)	7,821	(10,360)	(7,110)	—	(9,649)
Income tax expense	—	—	—	—	—
Equity in net loss of subsidiaries	(17,470)	—	—	17,470	—
Net loss	$(9,649)	$(10,360)	$(7,110)	$17,470	$(9,649)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Balance Sheets
August 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$360,827	$32,562	$27,003	$—	$420,392
Restricted cash	46,113	—	—	—	46,113
Receivables	27,461	25,458	41,913	—	94,832
Inventories	—	1,257,133	511,910	—	1,769,043
Investments in unconsolidated joint ventures	—	108,199	13,956	—	122,155
Other assets	82,143	1,226	7,780	—	91,149
	516,544	1,424,578	602,562	—	2,543,684
Financial services	—	—	5,780	—	5,780
Investments in subsidiaries	11,571	—	—	(11,571)	—
Total assets	$528,115	$1,424,578	$608,342	$(11,571)	$2,549,464
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$123,134	$153,640	$169,301	$—	$446,075
Mortgages and notes payable	1,645,059	78,735	3,885	—	1,727,679
	1,768,193	232,375	173,186	—	2,173,754
Financial services	—	—	3,269	—	3,269
Intercompany	(1,612,519)	1,189,234	423,285	—	—
Stockholders’ equity	372,441	2,969	8,602	(11,571)	372,441
Total liabilities and stockholders’ equity	$528,115	$1,424,578	$608,342	$(11,571)	$2,549,464

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

November 30, 2011 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$340,957	$32,876	$41,217	$—	$415,050
Restricted cash	64,475	6	—	—	64,481
Receivables	801	29,250	36,128	—	66,179
Inventories	—	1,256,468	475,161	—	1,731,629
Investments in unconsolidated joint ventures	—	113,921	14,005	—	127,926
Other assets	67,059	730	7,315	—	75,104
	473,292	1,433,251	573,826	—	2,480,369
Financial services	—	—	32,173	—	32,173
Investments in subsidiaries	34,235	—	—	(34,235)	—
Total assets	$507,527	$1,433,251	$605,999	$(34,235)	$2,512,542
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$121,572	$181,835	$175,413	$—	$478,820
Mortgages and notes payable	1,533,477	45,925	4,169	—	1,583,571
	1,655,049	227,760	179,582	—	2,062,391
Financial services	—	—	7,494	—	7,494
Intercompany	(1,590,179)	1,205,491	384,688	—	—
Stockholders’ equity	442,657	—	34,235	(34,235)	442,657
Total liabilities and stockholders’ equity	$507,527	$1,433,251	$605,999	$(34,235)	$2,512,542

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Cash Flows
Nine Months Ended August 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(66,677)	$(42,802)	$(17,353)	$60,155	$(66,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	585	(2,756)	—	(2,171)
Inventory impairments and land option contract abandonments	—	19,510	3,402	—	22,912
Changes in assets and liabilities:
Receivables	(26,660)	3,792	18,366	—	(4,502)
Inventories	—	29,590	(40,152)	—	(10,562)
Accounts payable, accrued expenses and other liabilities	(347)	(22,682)	(8,237)	—	(31,266)
Other, net	9,796	441	6,229	—	16,466
Net cash used in operating activities	(83,888)	(11,566)	(40,501)	60,155	(75,800)

Cash flows from investing activities:
Return of investment in (contributions to) unconsolidated joint ventures	—	3,201	(336)	—	2,865
Purchases of property and equipment, net	(65)	(652)	(335)	—	(1,052)
Net cash provided by (used in) investing activities	(65)	2,549	(671)	—	1,813

Cash flows from financing activities:
Change in restricted cash	18,368	—	—	—	18,368
Proceeds from issuance of senior notes	694,831	—	—	—	694,831
Payment of senior notes issuance costs	(12,195)	—	—	—	(12,195)
Repayment of senior notes	(592,645)	—	—	—	(592,645)
Payments on mortgages and land contracts due to land sellers and other loans	—	(20,815)	(284)	—	(21,099)
Issuance of common stock under employee stock plans	451	—	—	—	451
Payments of cash dividends	(8,674)	—	—	—	(8,674)
Intercompany	3,687	29,518	26,950	(60,155)	—
Net cash provided by financing activities	103,823	8,703	26,666	(60,155)	79,037
Net increase (decrease) in cash and cash equivalents	19,870	(314)	(14,506)	—	5,050
Cash and cash equivalents at beginning of period	340,957	32,876	44,241	—	418,074
Cash and cash equivalents at end of period	$360,827	$32,562	$29,735	$—	$423,124

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Nine Months Ended August 31, 2011 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(192,679)	$(23,989)	$(166,985)	$190,974	$(192,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated joint ventures	—	5	56,236	—	56,241
Loss on loan guaranty	—	—	37,330	—	37,330
Gain on sale of operating property	—	(8,825)	—	—	(8,825)
Inventory impairments and land option contract abandonments	—	991	22,516	—	23,507
Changes in assets and liabilities:
Receivables	77,094	(4,247)	(83,787)	—	(10,940)
Inventories	—	(49,142)	(128,628)	—	(177,770)
Accounts payable, accrued expenses and other liabilities	(3,127)	(19,985)	(23,841)	—	(46,953)
Other, net	6,566	(2,989)	6,573	—	10,150
Net cash used in operating activities	(112,146)	(108,181)	(280,586)	190,974	(309,939)

Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(1,334)	(640)	—	(1,974)
Proceeds from sale of operating property	—	80,600	—	—	80,600
Sales (purchases) of property and equipment, net	(178)	(81)	185	—	(74)
Net cash provided by (used in) investing activities	(178)	79,185	(455)	—	78,552

Cash flows from financing activities:
Change in restricted cash	23,692	—	(21,401)	—	2,291
Repayments on senior notes	(100,000)	—	—	—	(100,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(84,638)	(1,426)	—	(86,064)
Issuance of common stock under employee stock plans	1,426	—	—	—	1,426
Payments of cash dividends	(14,423)	—	—	—	(14,423)
Intercompany	(146,568)	123,481	214,061	(190,974)	—
Net cash provided by (used in) financing activities	(235,873)	38,843	191,234	(190,974)	(196,770)
Net increase (decrease) in cash and cash equivalents	(348,197)	9,847	(89,807)	—	(428,157)
Cash and cash equivalents at beginning of period	770,603	3,619	134,208	—	908,430
Cash and cash equivalents at end of period	$422,406	$13,466	$44,401	$—	$480,273

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our consolidated results of operations for the nine months and three months ended August 31, 2012 and 2011 (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Revenues:
Homebuilding	$974,055	$829,816	$421,555	$364,532
Financial services	7,859	6,178	2,949	2,784
Total	$981,914	$835,994	$424,504	$367,316

Pretax income (loss):
Homebuilding	$(89,307)	$(195,900)	$(11,798)	$(10,716)
Financial services	7,830	3,321	4,359	1,067
Total pretax loss	(81,477)	(192,579)	(7,439)	(9,649)
Income tax benefit (expense)	14,800	(100)	10,700	—
Net income (loss)	$(66,677)	$(192,679)	$3,261	$(9,649)
Basic and diluted earnings (loss) per share	$(.86)	$(2.50)	$.04	$(.13)
In the first nine months of 2012, we have seen increasing signs that the overall housing market is moving into a period of recovery from the severe housing downturn that began in mid-2006, and, in a growing number of individual housing markets, gaining a certain degree of sustained momentum. Historically high housing affordability, particularly compared to rising rental costs, reflecting record-low interest rates for residential consumer mortgage loans, is motivating more consumers to buy homes. At the same time, relatively low inventories of homes available for sale in some markets has helped to moderate prior downward pricing trends and, in a few higher-demand areas, has pushed selling prices higher. Conditions are uneven, however, with local economic and employment dynamics strongly influencing the health or weakness of and within individual housing markets, and during the period there has generally been greater sales activity for existing homes than for new homes. Moreover, the homebuilding industry still faces significant challenges from an imbalance in the inventories of homes available for sale in several markets; sales of distressed homes, including lender-owned homes acquired through foreclosures and short sales that are currently or may soon be made available for sale; and various constraints on consumer demand for housing. These constraints include unsteady macroeconomic conditions, tepid job and wage growth, tight residential consumer mortgage lending standards and reduced credit availability for residential consumer mortgage loans. In addition, with the increased home sales and development activity by homebuilders in 2012, labor and some materials costs have risen compared to prior years. Though we are encouraged by the healthier housing market environment and are accelerating our investments and moving forward with operational initiatives designed to expand our business, the strength and breadth of the current recovery will primarily depend on the extent and pace of economic growth in future periods.
In the three months ended August 31, 2012, we continued to generate improvement in several key financial and operating metrics as we remained focused on our primary strategic goals — to achieve and maintain profitability at the scale of prevailing market conditions; to generate cash and strengthen our balance sheet; and to position our business to capitalize on future growth opportunities. We ended the 2012 third quarter with potential future housing revenues in backlog up 33% and the number of homes in backlog up 18% in each case from a year ago. Our net orders in the third quarter of 2012 increased 3% from our strong net order level in the third quarter of 2011, which had increased 40% from the third quarter of 2010. The year-over-year increase in our current quarter net orders occurred even though our number of new home communities open for sales at the end of the current quarter was 13% lower than at the end of the year-earlier quarter. The overall value of our third quarter 2012 net orders increased 16% year over year, reflecting a higher average selling price.
During the quarter, we also saw favorable year-over-year performance in our homes delivered; revenues; housing gross profit margin; selling, general and administrative expenses as a percentage of housing revenues; and operating income. In addition to helping to generate our improved results in the current quarter, we believe that actions we have taken since the beginning of 2012 have further strengthened our business and our ability to capitalize on any future improvements in housing markets. These actions included an operational transition to Nationstar Mortgage LLC (“Nationstar”) as our preferred mortgage lender, as further discussed below; sustained investment in inventory by spending approximately $337.0 million in the first nine months of 2012 on land and land development in desirable locations within our served markets; and the extension of our senior debt maturity schedule through the issuance of the $350 Million 8.00% Senior Notes in the first quarter and the issuance of the $350 Million 7.50% Senior Notes in the third quarter to fund the related applicable January 2012 Tender Offers and July 2012 Tender Offers, respectively.
Our total revenues of $424.5 million for the three months ended August 31, 2012 increased 16% from $367.3 million for the three months ended August 31, 2011 primarily due to higher housing revenues. Housing revenues increased 16% to $421.6 million for the third quarter of 2012 from $364.4 million for the year-earlier quarter, reflecting a 7% increase in the number of homes delivered and an 8% increase in the overall average selling price of those homes. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 1,720 homes at an overall average selling price of $245,100 in the third quarter of 2012, compared with 1,603 homes delivered at an overall average selling price of $227,400 in the year-earlier quarter.
The year-over-year increase in the number of homes delivered in the three months ended August 31, 2012 reflected our relatively higher backlog level at the beginning of the quarter, which was up 22% from the prior year. Within our homebuilding reporting segments, the number of homes delivered in the three months ended August 31, 2012 increased by 3%, 15% and 24% in our West Coast, Central and Southeast homebuilding reporting segments, respectively, and decreased by 20% in our Southwest homebuilding reporting segment, in each case as compared to the year-earlier quarter.
Our overall average selling price of homes delivered for the three months ended August 31, 2012 increased from the year-earlier period primarily due to changes in community and product mix, as we delivered more homes from markets with economic and consumer demand dynamics that supported larger home sizes and higher selling prices. These mix changes, and their associated favorable impact on our results, illustrate among other things the ongoing steps we have taken over the past several quarters to position our operations and to open more of our new home communities for sales in highly desirable, land-constrained submarkets that attract relatively more affluent consumers who are choosing larger floorplans and investing in more interior options at our KB Home Studios. These efforts have also led to our having fewer new home communities open for sales compared to a year ago, reflecting in part our selling out of older communities in relatively weaker locations more quickly than we can open new communities for sales. Nonetheless, we believe our strategic operational shift to stronger, better-performing markets that can produce higher average selling prices is working to help us accomplish our top priority of achieving and maintaining profitability at the scale of prevailing market conditions. We also expect that the number of new home communities open for sales will begin to increase in 2013. Our higher overall average selling price of homes delivered in the 2012 third quarter reflected year-over-year increases of 14%, 13% and 6% in our West Coast, Southwest and Southeast homebuilding reporting segments, respectively. In our Central homebuilding reporting segment, the average selling price of homes delivered for the 2012 third quarter remained essentially even with the year-earlier quarter.
Our total revenues included financial services revenues of $2.9 million for the three months ended August 31, 2012 and $2.8 million for the three months ended August 31, 2011.
We generated net income of $3.3 million, or $.04 per diluted share, for the three months ended August 31, 2012, compared to a net loss of $9.6 million, or $.13 per diluted share, posted for the three months ended August 31, 2011. Our 2012 third quarter net income reflected our recognition of a probable insurance recovery of $16.5 million related to costs we have incurred to make repairs on and to handle claims with respect to previously delivered homes, including homes affected by allegedly defective drywall material. Partly offsetting the favorable impact of the probable insurance recovery in the current quarter were an $8.3 million loss on the early extinguishment of debt associated with the repurchase of certain of our senior notes due 2014 and 2015 pursuant to the applicable July 2012 Tender Offers and $6.4 million of inventory impairment charges. Our 2012 third quarter net income also included an income tax benefit of $10.7 million, which primarily resulted from the resolution of a federal tax audit. The net loss for the three months ended August 31, 2011 included $7.4 million of favorable warranty adjustments that resulted from trends in our overall warranty claims experience on homes previously delivered and $8.3 million of legal expense recoveries, which were partly offset by $1.2 million of inventory impairment and land option contract abandonment charges.
Our homebuilding operations generated operating income of $10.9 million for the three months ended August 31, 2012 and $1.4 million for the three months ended August 31, 2011. The year-over-year change in our homebuilding operating results reflected higher housing gross profits, partly offset by slightly higher selling, general and administrative expenses in the current quarter.
Housing gross profits of $73.6 million for the three months ended August 31, 2012 increased by $12.0 million from $61.6 million for the year-earlier period. Our housing gross profit margin improved to 17.5% in the third quarter of 2012 from 16.9% in the third quarter of 2011. Our housing gross profits for the 2012 third quarter reflected the above-described insurance recovery, which was partly offset by the current quarter inventory impairment charges. In the year-earlier quarter, our housing gross profits included the above-described favorable warranty adjustments, which were partly offset by inventory impairment and land option contract abandonment charges. Our housing gross profit margin, excluding inventory impairment charges, was 19.0% in the third quarter of 2012, compared to the housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, of 17.2% in the year-earlier quarter. The calculation of this measure of housing gross profit margin is described below under “Non-GAAP Financial Measures.”
Although we delivered more homes on a year-over-year basis, generating higher revenues and associated selling expenses, our selling, general and administrative expenses of $62.8 million in the three months ended August 31, 2012 increased only $2.6 million, or 4%, from $60.2 million in the year-earlier period. Additionally, selling, general and administrative expenses for the three months ended August 31, 2011 included the favorable impact of legal expense recoveries of $8.3 million. As a percentage of housing revenues, selling, general and administrative expenses improved to 14.9% for the three months ended August 31, 2012, compared to 16.5% for the year-earlier period, reflecting the impact of higher housing revenues in the current quarter.
Total revenues for the nine months ended August 31, 2012 were $981.9 million, up 17% from $836.0 million for the nine months ended August 31, 2011. Included in our total revenues were financial services revenues of $7.9 million for the first nine months of 2012 and $6.2 million for the year-earlier period. Our net loss for the nine months ended August 31, 2012 totaled $66.7 million, or $.86 per diluted share, including insurance recoveries of $26.5 million related to repair costs on and costs to handle claims with respect to previously delivered homes, including homes affected by allegedly defective drywall material, and favorable warranty adjustments of $11.2 million that reflected trends in our overall warranty claims experience. These items were partly offset by charges of $22.9 million for inventory impairments and $8.8 million recorded as a result of an unfavorable court decision that is being appealed, as discussed in Note 14. Legal Matters in the Notes to Consolidated Financial Statements in this report. The net loss for the nine months ended August 31, 2012 also included an income tax benefit of $14.8 million, reflecting the resolution of federal and state tax audits during the period. In the year-earlier period, our net loss of $192.7 million, or $2.50 per diluted share, included inventory impairment and land option contract abandonment charges of $23.5 million, and a joint venture impairment charge of $53.7 million and a loss on loan guaranty of $37.3 million, both related to South Edge. Partly offsetting these items in the 2011 period were $7.4 million of favorable warranty adjustments that resulted from trends in our overall warranty claims experience on homes previously delivered, and $8.3 million of legal expense recoveries.
We ended the third quarter of 2012 with $466.5 million of cash and cash equivalents and restricted cash; our balance of unrestricted cash was $420.4 million. Our debt balance was $1.73 billion at August 31, 2012, compared to $1.58 billion at November 30, 2011. Our debt balance at August 31, 2012 reflected the issuance of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes in 2012, which was largely offset by the purchase of $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable January 2012 Tender Offers and the purchase of $244.9 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable July 2012 Tender Offers. Our ratio of debt to total capital was 82.3% at August 31, 2012, compared to 78.2% at November 30, 2011. Our ratio of net debt to total capital (a calculation that is described below under “Non-GAAP Financial Measures”) was 77.2% at August 31, 2012, compared to 71.4% at November 30, 2011.
Our backlog at August 31, 2012 totaled 3,142 homes, representing potential future housing revenues of $744.7 million, compared to a backlog at August 31, 2011 of 2,657 homes, representing potential future housing revenues of $559.3 million. The number of homes in our backlog increased 18% year over year due to a higher number of homes in our backlog at the beginning of the 2012 third quarter and an increase in our net orders in the quarter. The potential future housing revenues in our backlog at August 31, 2012 rose 33% from the prior year, reflecting the increased number of homes in backlog and the higher average selling price of those homes.
Net orders from our homebuilding operations increased 3% to 1,900 in the third quarter of 2012 from 1,838 in the third quarter of 2011, despite a 13% year-over-year decrease in the number of new home communities we had open for sales at the end of the quarter. Compared to the year-earlier quarter, net orders for the 2012 third quarter increased 13% in both our West Coast and Central homebuilding reporting segments, and 1% in our Southeast homebuilding reporting segment. In the third quarter of 2012, net orders in our Southwest homebuilding reporting segment decreased by 41% from the third quarter of 2011. The lower net orders from our Southwest homebuilding reporting segment reflected a strategic reduction in our investments in certain underperforming locations. This strategic reduction, mainly the significant downsizing of our business in Arizona during 2011 and into 2012, is part of an ongoing repositioning of our operational footprint to better-performing markets, as described above. In addition, our net order results were a product of our focus in 2012 to prioritize gross profit margin improvement over sales pace. Reflecting this focus, the value of the net orders we generated in the third quarter of 2012 increased 16% to $493.3 million from $426.7 million in the year-earlier quarter. Three of our four homebuilding reporting segments generated year-over-year increases in net order value, with our West Coast homebuilding reporting segment up 25% to $252.6 million, our Central homebuilding reporting segment up 20% to $135.9 million, and our Southeast homebuilding reporting segment up 10% to $70.2 million.
The value of the net orders we generated in the first nine months of 2012 increased 11% to $1.27 billion from $1.14 billion in the prior-year period. Our cancellation rate as a percentage of gross orders was 29% in the third quarter of 2012, unchanged from the year-earlier quarter. As a percentage of beginning backlog, the third quarter cancellation rate improved to 26% in 2012 from 32% in 2011.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Revenues:
Housing	$974,055	$829,663	$421,555	$364,457
Land	—	153	—	75
Total	974,055	829,816	421,555	364,532
Costs and expenses:
Construction and land costs
Housing	824,935	723,886	347,908	302,834
Land	—	199	—	74
Total	824,935	724,085	347,908	302,908
Selling, general and administrative expenses	184,938	172,310	62,780	60,185
Loss on loan guaranty	—	37,330	—	—
Total	1,009,873	933,725	410,688	363,093
Operating income (loss)	$(35,818)	$(103,909)	$10,867	$1,439

Homes delivered	4,160	3,817	1,720	1,603
Average selling price	$234,100	$217,400	$245,100	$227,400
Housing gross profit margin as a percentage of housing revenues	15.3%	12.7%	17.5%	16.9%

Selling, general and administrative expenses as a percentage of housing revenues	19.0%	20.8%	14.9%	16.5%

Operating income (loss) as a percentage of homebuilding revenues	(3.7)%	(12.5)%	2.6%	.4%
We have grouped our homebuilding activities into four reporting segments, which we identify in this report as West Coast, Southwest, Central and Southeast. As of August 31, 2012, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona, Nevada and New Mexico; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by homebuilding reporting segment for the three months and nine months ended August 31, 2012 and 2011, and our ending backlog at August 31, 2012 and 2011:

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2012	2011	2012	2011	2012	2011
West Coast	541	524	658	581	23%	27%
Southwest	186	232	154	259	16	20
Central	700	611	765	677	35	34
Southeast	293	236	323	321	27	30
Total	1,720	1,603	1,900	1,838	29%	29%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2012	2011	2012	2011	2012	2011
West Coast	1,180	1,101	1,547	1,527	26%	22%
Southwest	513	573	523	735	19	19
Central	1,723	1,449	2,212	1,963	34	33
Southeast	744	694	864	913	30	28
Total	4,160	3,817	5,146	5,138	29%	27%

	August 31,
	Backlog - Homes		Backlog - Value (In Thousands)
Segment	2012	2011	2012	2011
West Coast	830	629	$327,528	$211,360
Southwest	213	301	40,727	51,262
Central	1,507	1,207	251,900	199,503
Southeast	592	520	124,589	97,205
Total	3,142	2,657	$744,744	$559,330
Revenues. Homebuilding revenues totaled $421.6 million for the three months ended August 31, 2012, increasing 16% from $364.5 million for the corresponding period of 2011 primarily due to increased revenues from housing operations. Housing revenues of $421.6 million for the three months ended August 31, 2012 improved from $364.4 million in the year-earlier period, due to a 7% increase in homes delivered and an 8% increase in the average selling price. We delivered 1,720 homes in the third quarter of 2012, up from 1,603 homes delivered in the year-earlier quarter. The increase in homes delivered was largely due to the relatively higher backlog level at the beginning of the 2012 third quarter, which was up 22% on a year-over-year basis. Within our homebuilding reporting segments, the number of homes delivered in the current quarter increased by 3%, 15% and 24% in our West Coast, Central and Southeast homebuilding reporting segments, respectively, and decreased by 20% in our Southwest homebuilding reporting segment, in each case as compared to the year-earlier quarter.
Our overall average selling price of $245,100 for the quarter ended August 31, 2012 rose $17,700 from $227,400 for the year-earlier quarter. The third quarter of 2012 marked the ninth consecutive quarter that our average selling price of homes delivered has increased on a year-over-year basis. Compared to the year-earlier quarter, average selling prices increased 14% in our West Coast homebuilding reporting segment, 13% in our Southwest homebuilding reporting segment and 6% in our Southeast homebuilding reporting segment in the three months ended August 31, 2012. In our Central homebuilding reporting segment, the average selling price for the third quarter of 2012 was essentially even with the corresponding quarter of 2011. The increase in our overall average selling price was primarily due to changes in community and product mix, as discussed above under “Overview.”
Homebuilding revenues of $974.1 million for the nine months ended August 31, 2012 increased by $144.3 million, or 17%, from $829.8 million for the year-earlier period, reflecting higher housing revenues. Housing revenues for the nine months ended August 31, 2012 rose to $974.1 million, up 17% from $829.7 million for the year-earlier period, due to a 9% increase in the number of homes delivered and an 8% increase in the average selling price. We delivered 4,160 homes in the nine months ended August 31, 2012, up from 3,817 homes delivered in the year-earlier period. The year-over-year increase in the number of homes delivered reflected the relatively higher backlog level at the beginning of 2012, which was up 61% on a year-over-year basis largely due to a 39% year-over-year increase in net orders in the latter half of 2011. Our overall average selling price for the nine months ended August 31, 2012 rose to $234,100 from $217,400 for the nine months ended August 31, 2011 for the reasons described above with respect to the three months ended August 31, 2012.
Operating Income (Loss). Our homebuilding operations generated operating income of $10.9 million for the three months ended August 31, 2012, compared to $1.4 million for the year-earlier period. The substantial year-over-year increase in our operating income reflected higher gross profits, partially offset by slightly higher selling, general and administrative expenses in the 2012 third quarter.
Gross profits from our homebuilding operations increased to $73.6 million for the three months ended August 31, 2012, up $12.0 million from $61.6 million for the year-earlier period. Our housing gross profits for the three months ended August 31, 2012 reflected our recognition of a probable insurance recovery of $16.5 million related to costs we have incurred to make repairs on and to handle claims for previously delivered homes, including homes affected by allegedly defective drywall material, which was partly offset by inventory impairment charges of $6.4 million. We expect to receive the cash from this insurance recovery in the fourth quarter of 2012. In the three months ended August 31, 2011, our housing gross profits included $7.4 million of favorable warranty adjustments, which were partially offset by $1.2 million of inventory impairment and land option contract abandonment charges. Our housing gross profit margin for the third quarter of 2012 increased by .6 percentage points to 17.5%, up from 16.9% in the year-earlier quarter. Our housing gross profit margin, excluding inventory impairment charges improved to 19.0% in the third quarter of 2012, compared to a housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, of 17.2% in the third quarter of 2011.
Although we delivered more homes on a year-over-year basis, generating higher revenues and associated selling expenses, our selling, general and administrative expenses of $62.8 million for the third quarter of 2012 increased by only $2.6 million, or 4%, from $60.2 million in the year-earlier quarter. Additionally, selling, general and administrative expenses for the third quarter of 2011 included the favorable impact of legal expense recoveries of $8.3 million. As a percentage of housing revenues, selling, general and administrative expenses improved to 14.9% for the the three months ended August 31, 2012, compared to 16.5% for the year-earlier period, reflecting the impact of higher housing revenues in the current quarter.
Our homebuilding business posted operating losses of $35.8 million for the nine months ended August 31, 2012 and $103.9 million for the nine months ended August 31, 2011, reflecting losses from housing operations. Our operating loss for the first nine months of 2012 decreased by $68.1 million from the year-earlier period primarily due to higher housing gross profits, partially offset by higher selling, general and administrative expenses in the period. The decrease also reflected the $37.3 million loss on loan guaranty in the nine months ended August 31, 2011 related to South Edge, as discussed in Note 9. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Our housing gross profits of $149.1 million for the nine months ended August 31, 2012 increased by $43.3 million from $105.8 million for the year-earlier period. Housing gross profits for the nine months ended August 31, 2012 included inventory impairment charges of $22.9 million and the favorable warranty adjustments and insurance recovery described above under “Overview.” For the nine months ended August 31, 2011, housing gross profits included $23.5 million of inventory impairment and land option contract abandonment charges, which were partly offset by $6.2 million of favorable net warranty adjustments, largely due to the $7.4 million of favorable warranty adjustments recorded in the 2011 third quarter. For the first nine months of 2012, our housing gross profit margin improved by 2.6 percentage points to 15.3% from 12.7% for the year-earlier period. Our housing gross profit margin, excluding inventory impairment charges, was 17.7% for the nine months ended August 31, 2012. For the nine months ended August 31, 2011, our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, was 15.6%.
Selling, general and administrative expenses increased by $12.6 million, or 7%, to $184.9 million in the nine months ended August 31, 2012 from $172.3 million in the corresponding period of 2011. This increase was largely due to the above-mentioned court decision charge and costs associated with the year-over-year increase in the volume of homes delivered, partly offset by cost-saving initiatives. Additionally, selling, general and administrative expenses for the nine months ended August 31, 2011 included the favorable impact of legal expense recoveries of $8.3 million. As a percentage of housing revenues, selling, general and administrative expenses improved to 19.0% in the first nine months of 2012 from 20.8% in the year-earlier period, primarily due to the year-over-year increase in housing revenues.
As described in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with ASC 360 by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset.
We evaluated 33 communities or land parcels for recoverability during each of the three-month periods ended August 31, 2012 and 2011. We evaluated 109 and 97 communities or land parcels for recoverability during the nine months ended August 31, 2012 and 2011, respectively. Some of the communities or land parcels evaluated during the nine months ended August 31, 2012 and 2011 were evaluated in more than one quarterly period. Based on the results of our evaluations, we recognized inventory impairment charges of $6.4 million in the three months ended August 31, 2012 associated with four communities with a post-impairment fair value of $3.2 million. In the three months ended August 31, 2011, we recognized $.3 million of such charges associated with one community with a post-impairment fair value of $1.1 million. In the nine months ended August 31, 2012, we recognized inventory impairment charges of $22.9 million associated with 11 communities with a post-impairment fair value of $30.6 million. In the nine months ended August 31, 2011, we recognized $21.4 million of such charges associated with nine communities or land parcels with a post-impairment fair value of $29.9 million. These charges in the 2011 period included an $18.1 million adjustment to the fair value of real estate collateral in our Southwest homebuilding reporting segment that we took back on a note receivable.
As of August 31, 2012, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $334.4 million, representing 48 communities and various other land parcels. As of November 30, 2011, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $338.5 million, representing 53 communities and various other land parcels.
In addition, our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and pre-acquisition costs. Based on the results of our assessments, we recognized no land option contract abandonment charges in the three months or nine months ended August 31, 2012. In the three months ended August 31, 2011, we recognized $.8 million of land option contract abandonment charges corresponding to 209 lots. In the nine months ended August 31, 2011, we recognized $2.1 million of such charges corresponding to 467 lots. Inventory impairment and land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future sales and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years.
The following table presents our inventory balance as of August 31, 2012, based on our current estimated timeframe as to the delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories as of August 31, 2012	$706.3	$460.7	$424.4	$177.6	$1,769.0
The inventory balance in the six to 10 years category as of August 31, 2012 was located throughout all of our homebuilding reporting segments, though mostly in our West Coast and Southeast homebuilding reporting segments. The inventory balance in the greater than 10 years category as of August 31, 2012 was mainly located in our West Coast homebuilding reporting segment. The inventory balances in the six to 10 years and greater than 10 years categories, which collectively represented 34% of our total inventory at August 31, 2012, were primarily comprised of land held for future development.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, actual results could differ substantially from those estimated.
We believe that the carrying value of our inventory as of August 31, 2012 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes (including lender-owned homes), and the local economic conditions where an asset is located. However, if conditions in the overall housing market or in specific markets worsen in the future, if future changes in our marketing strategy significantly affect any key assumptions used in our fair value calculations, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets, including assets previously written down. Any such charges could be material to our consolidated financial statements.
Loss on Loan Guaranty. As discussed in Note 9. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, in the first quarter of 2011, as a result of recording a probable obligation related to the Springing Guaranty that we had provided to the administrative agent for the lenders to South Edge, and taking into account accruals we had previously established with respect to our investment in South Edge, we recognized a charge of $22.8 million that was reflected as a loss on loan guaranty in our consolidated statements of operations. In the second quarter of 2011, in updating the estimate of our probable net payment obligation to reflect the terms of the South Edge Plan, we recorded an additional loss on loan guaranty of $14.6 million. South Edge underwent and completed a bankruptcy reorganization under the South Edge Plan in 2011.  In connection with a bankruptcy court’s confirmation of the South Edge Plan in November 2011 and the resolution of other matters concerning South Edge, our obligations under the Springing Guaranty were eliminated in the fourth quarter of 2011.
Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $.1 million in each of the three months ended August 31, 2012 and 2011. For the nine months ended August 31, 2012, interest income totaled $.4 million compared to $.8 million for the corresponding period of 2011. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates. Mortgages receivable are primarily related to land sales.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $23.1 million for the three months ended August 31, 2012 and $12.3 million for the three months ended August 31, 2011. For the nine months ended August 31, 2012 and 2011, our interest expense, net of amounts capitalized, totaled $53.8 million and $36.9 million, respectively. Interest expense for the three months ended August 31, 2012 included an $8.3 million loss on the early extinguishment of debt as a result of completing the applicable July 2012 Tender Offers. Interest expense for the nine months ended August 31, 2012 included a $10.3 million loss on the early extinguishment of debt as a result of completing the applicable January 2012 Tender Offers and the July 2012 Tender Offers. For the nine months ended August 31, 2011, interest expense included a $3.6 million gain on the early extinguishment of secured debt. The percentage of interest capitalized was 53% in the third quarter of 2012, compared to 58% in the year-earlier quarter. For the nine months ended August 31, 2012, the percentage of interest capitalized was 51%, compared to 54% in the year-earlier period. The percentage of interest capitalized decreased in both periods of 2012 due to a decrease in the amount of inventory qualifying for interest capitalization. Gross interest incurred totaled $39.5 million for the three months ended August 31, 2012 and $29.1 million for the year-earlier period. For the nine months ended August 31, 2012, gross interest incurred increased to $99.6 million from $84.5 million in the corresponding period of 2011 as a result of the $10.3 million loss on the early extinguishment of debt in 2012, compared to the $3.6 million gain on the early extinguishment of secured debt in 2011.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $.3 million for the three months ended August 31, 2012, compared to $.1 million for the three months ended August 31, 2011. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. For the three months ended August 31, 2012, our unconsolidated joint ventures posted combined revenues of $27.9 million and combined income of $8.1 million primarily due to a land sale completed by an unconsolidated joint venture in Maryland. For the three months ended August 31, 2011, our unconsolidated joint ventures generated no combined revenues and had combined income of $.1 million.
For the nine months ended August 31, 2012, our equity in loss of unconsolidated joint ventures decreased to less than $.1 million, from $55.9 million for the corresponding period of 2011. The year-over-year improvement was due to a charge of $53.7 million we recognized in the first quarter of 2011 to write off our remaining investment in South Edge. We wrote off our remaining investment in South Edge based on our determination that South Edge was no longer able to perform its activities as originally intended following a court decision in the first quarter of 2011 to enter an order for relief on a Chapter 11 involuntary bankruptcy petition filed against the joint venture. There were no joint venture impairment charges during the nine months ended August 31,

2012.
Combined revenues posted by our unconsolidated joint ventures increased to $27.9 million for the nine months ended August 31, 2012 from $.2 million for the year-earlier period. Our unconsolidated joint ventures generated combined income of $7.4 million for the nine months ended August 31, 2012, compared to combined losses of $4.5 million for the corresponding period of 2011. The year-over-year increases in combined revenues and combined income for the nine months ended August 31, 2012 were principally due to the above-described land sale completed during the three months ended August 31, 2012.
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

Housing Gross Profit Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Housing revenues	$974,055	$829,663	$421,555	$364,457
Housing construction and land costs	(824,935)	(723,886)	(347,908)	(302,834)
Housing gross profits	149,120	105,777	73,647	61,623
Add: Inventory impairment and land option contract abandonment charges	22,912	23,456	6,403	1,162
Housing gross profits, excluding inventory impairment and land option contract abandonment charges	$172,032	$129,233	$80,050	$62,785
Housing gross profit margin as a percentage of housing revenues	15.3%	12.7%	17.5%	16.9%
Housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	17.7%	15.6%	19.0%	17.2%

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

Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	August 31, 2012	November 30, 2011
Mortgages and notes payable	$1,727,679	$1,583,571
Stockholders’ equity	372,441	442,657
Total capital	$2,100,120	$2,026,228
Ratio of debt to total capital	82.3%	78.2%

Mortgages and notes payable	$1,727,679	$1,583,571
Less: Cash and cash equivalents and restricted cash	(466,505)	(479,531)
Net debt	1,261,174	1,104,040
Stockholders’ equity	372,441	442,657
Total capital	$1,633,615	$1,546,697
Ratio of net debt to total capital	77.2%	71.4%

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
HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
West Coast:
Revenues	$445,123	$354,348	$207,239	$175,434
Construction and land costs	(394,038)	(292,305)	(175,387)	(144,675)
Selling, general and administrative expenses	(54,610)	(35,087)	(16,915)	(19,473)
Operating income (loss)	(3,525)	26,956	14,937	11,286
Other, net	(25,494)	(17,029)	(10,502)	(7,950)
Pretax income (loss)	$(29,019)	$9,927	$4,435	$3,336

Southwest:
Revenues	$95,127	$91,411	$35,634	$39,479
Construction and land costs	(77,182)	(88,706)	(28,748)	(29,611)
Selling, general and administrative expenses	(14,137)	(19,789)	(4,453)	(7,068)
Loss on loan guaranty	—	(37,330)	—	—
Operating income (loss)	3,808	(54,414)	2,433	2,800
Other, net	(14,424)	(59,206)	(5,867)	401
Pretax income (loss)	$(10,616)	$(113,620)	$(3,434)	$3,201

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Central:
Revenues	$285,129	$247,492	$117,099	$102,702
Construction and land costs	(243,524)	(211,771)	(99,793)	(86,819)
Selling, general and administrative expenses	(41,006)	(42,887)	(14,207)	(16,550)
Operating income (loss)	599	(7,166)	3,099	(667)
Other, net	(3,751)	(5,223)	(2,113)	(1,520)
Pretax income (loss)	$(3,152)	$(12,389)	$986	$(2,187)

Southeast:
Revenues	$148,676	$136,565	$61,583	$46,917
Construction and land costs	(107,931)	(127,361)	(43,318)	(40,712)
Selling, general and administrative expenses	(24,155)	(27,485)	(8,886)	(9,480)
Operating income (loss)	16,590	(18,281)	9,379	(3,275)
Other, net	(11,096)	(11,896)	(4,205)	(3,881)
Pretax income (loss)	$5,494	$(30,177)	$5,174	$(7,156)
West Coast. Total revenues from our West Coast homebuilding reporting segment increased 18% to $207.2 million for the three months ended August 31, 2012 from $175.4 million for the year-earlier period. All of the revenues in each period were generated entirely from housing operations. The year-over-year increase in housing revenues for the third quarter of 2012 reflected a 14% increase in the average selling price and a 3% increase in homes delivered. This segment delivered 541 homes in the three months ended August 31, 2012 and 524 homes in the year-earlier period. The average selling price for the three months ended August 31, 2012 rose to $383,100 from $334,800 for the three months ended August 31, 2011, primarily due to a greater proportion of homes delivered from higher-priced communities, reflecting our repositioning within this segment to stronger, highly desirable, land-constrained submarkets, and a change in product mix to larger home sizes.

This segment posted pretax income of $4.4 million for the three months ended August 31, 2012 and $3.3 million for the three months ended August 31, 2011. The gross profit margin decreased to 15.4% in the third quarter of 2012 from 17.5% in the year-earlier quarter, primarily due to favorable warranty adjustments in the prior-year quarter. Inventory impairment charges totaled $.9 million and $.3 million in the third quarters of 2012 and 2011, respectively. Selling, general and administrative expenses decreased by $2.6 million to $16.9 million in the third quarter of 2012 from $19.5 million in the corresponding quarter of 2011.

For the nine months ended August 31, 2012, revenues from our West Coast homebuilding reporting segment totaled $445.1 million, up from $354.3 million for the year-earlier period, with revenues in both periods generated solely from housing operations. For the nine months ended August 31, 2012, housing revenues increased 26% from the year-earlier period due to a 7% increase in homes delivered and a 17% increase in the average selling price. Homes delivered increased to 1,180 in the nine months ended August 31, 2012 from 1,101 in the nine months ended August 31, 2011, reflecting a higher backlog level at the beginning of 2012 compared to the previous year. The average selling price rose to $377,200 for the first nine months of 2012 from $321,800 for the year-earlier period for the reasons described above with respect to the three-month period ended August 31, 2012.

This segment generated a pretax loss of $29.0 million for the first nine months of 2012 and pretax income of $9.9 million for the year-earlier period. The decline in the pretax results for this segment primarily reflected lower gross profits and higher selling, general and administrative expenses. The gross profit margin decreased to 11.5% in the first nine months of 2012 from 17.5% in the year-earlier period, primarily due to higher inventory-related charges, a shift in product mix of homes delivered and a lower proportion of deliveries from higher-margin communities. Inventory impairment charges totaled $14.0 million for the nine months ended August 31, 2012, compared to inventory impairment and land option contract abandonment charges of $1.8 million for the year-earlier period. Selling, general and administrative expenses increased by $19.5 million to $54.6 million for the first nine months of 2012 from $35.1 million for the year-earlier period. The year-over-year increase primarily reflected a gain recognized in the 2011 first quarter on the sale of a multi-level residential building that we had operated as a rental property, the $8.8 million court decision charge in the second quarter of 2012, and the increase in homes delivered in the first nine months of 2012.

Southwest. Total revenues from our Southwest homebuilding reporting segment decreased 10% to $35.6 million for the three months ended August 31, 2012 from $39.5 million for the year-earlier period, with revenues in both periods generated entirely from housing operations. The year-over-year decrease in housing revenues reflected a 20% decrease in the number of homes delivered, partly offset by a 13% increase in the average selling price. We delivered 186 homes at an average selling price of $191,600 in the third quarter of 2012 compared to 232 homes delivered at an average selling price of $170,200 in the year-earlier quarter. The decrease in the number of homes delivered was partly due to this segment having 11% fewer homes in backlog at the start of the 2012 third quarter compared to the start of the 2011 third quarter, and also reflected the significant downsizing of our business in Arizona during 2011 and into 2012 as discussed above under “Overview.” The increase in the average selling price was mainly due to a change in community and product mix of homes delivered.

This segment posted a pretax loss of $3.4 million for the three months ended August 31, 2012, compared to pretax income of $3.2 million for the three months ended August 31, 2011. The decline in the pretax results reflected lower gross profits in the current quarter. The gross profit margin decreased to 19.3% in the third quarter of 2012 from 25.0% in the year-earlier quarter, mainly due to favorable warranty adjustments in the third quarter of 2011. Selling, general and administrative expenses decreased by $2.6 million to $4.5 million in the three months ended August 31, 2012, from $7.1 million in the year-earlier quarter, mainly due to overhead cost reductions and the lower volume of homes delivered.

For the nine months ended August 31, 2012, total revenues from our Southwest homebuilding reporting segment increased 4% to $95.1 million from $91.4 million for the year-earlier period. All of the revenues in each period were generated solely from housing operations. Housing revenues increased from the year-earlier period, reflecting a 16% increase in the average selling price, partly offset by an 11% decrease in homes delivered. This segment delivered 513 homes at an average selling price of $185,400 in the nine months ended August 31, 2012, compared to 573 homes delivered at an average selling price of $159,500 in the year-earlier period, for the reasons described above with respect to the three-month period ended August 31, 2012.

This segment posted pretax losses of $10.6 million for the nine months ended August 31, 2012 and $113.6 million for the corresponding period of 2011. The pretax results improved significantly in the first nine months of 2012 compared to the year-earlier period, which included a $53.7 million joint venture impairment charge we incurred in writing off our investment in South Edge and a $37.3 million loss on loan guaranty also related to South Edge. The gross profit margin increased to 18.9% in the nine months ended August 31, 2012 from 3.0% in the nine months ended August 31, 2011, primarily due to a decrease in inventory-related charges. Inventory impairment charges totaled $2.1 million for the nine months ended August 31, 2012. For the year-earlier period, inventory impairment and land option contract abandonment charges totaled $19.0 million, which included an $18.1 million adjustment to the fair value of real estate collateral that we took back on a note receivable. Selling, general and administrative expenses decreased by $5.7 million to $14.1 million in the first nine months of 2012 from $19.8 million in the year-earlier period for the reasons described above with respect to the three-month period ended August 31, 2012.

Central. Our Central homebuilding reporting segment generated total revenues of $117.1 million for the three months ended August 31, 2012, up 14% from $102.7 million for the year-earlier period, mainly due to housing operations. In the third quarter of 2012, housing revenues increased to $117.1 million from $102.6 million in the year-earlier quarter as a result of a 15% increase in homes delivered. The average selling price for the third quarter of 2012 remained essentially even with the year-earlier quarter. In the three months ended August 31, 2012, we delivered 700 homes at an average selling price of $167,300 compared to 611 homes delivered at an average selling price of $168,000 in the third quarter of 2011. The increase in the number of homes delivered partly reflected the 26% higher backlog at the start of the 2012 third quarter compared to the year-earlier quarter. There were no land sales in the three months ended August 31, 2012. Land sale revenues totaled $.1 million in the year-earlier period.

This segment generated pretax income of $1.0 million for the three months ended August 31, 2012 and a pretax loss of $2.2 million for the year-earlier period. The improved pretax results for the third quarter of 2012 primarily reflected lower selling, general and administrative expenses. The gross profit margin decreased to 14.8% in the third quarter of 2012 from 15.5% in the third quarter of 2011. The gross profit margin in the 2011 third quarter reflected favorable warranty adjustments, which were largely offset by land option contract abandonment charges of $.8 million. There were no inventory impairment charges in the third quarter of 2012. Selling, general and administrative expenses decreased to $14.2 million for the three months ended August 31, 2012 from $16.6 million for the three months ended August 31, 2011, mainly due to overhead reductions and other cost-saving initiatives.

For the nine months ended August 31, 2012, our Central homebuilding reporting segment posted total revenues of $285.1 million, up 15% from $247.5 million for the year-earlier period, reflecting higher housing revenues. Housing revenues increased to $285.1 million for the first nine months of 2012 from $247.4 million for the year-earlier period, due to a 19% increase in homes delivered, partly offset by a 3% decrease in the average selling price. We delivered 1,723 homes in the nine months ended August 31, 2012 compared to 1,449 homes delivered in the year-earlier period, reflecting a higher backlog level at the start of the current period. The average selling price declined to $165,500 for the first nine months of 2012 from $170,700 for the year-earlier period primarily due to a change in community and product mix. There were no land sales in the nine months ended August 31, 2012. Land sale revenues totaled $.1 million for the nine months ended August 31, 2011.

Pretax losses from this segment totaled $3.2 million for the nine months ended August 31, 2012 and $12.4 million for the corresponding period of 2011. The pretax results improved in the 2012 period mainly due to higher gross profits, reflecting an increase in homes delivered and a slightly higher gross profit margin. The gross profit margin increased to 14.6% in the nine months ended August 31, 2012 from 14.4% in the year-earlier period, primarily due to favorable warranty adjustments. Inventory impairment charges totaled $1.3 million in the first nine months of 2012, compared to inventory impairment and land option contract abandonment charges $1.1 million in the year-earlier period. Selling, general and administrative expenses of $41.0 million in the first nine months of 2012 decreased from $42.9 million in the corresponding period of 2011. This decrease was mainly due to overhead reductions and other cost-saving initiatives.

Southeast. Our Southeast homebuilding reporting segment posted total revenues of $61.6 million for the third quarter of 2012, up 31% from $46.9 million for the year-earlier quarter. All of the revenues in each period were generated entirely from housing operations. The increase in housing revenues reflected a 24% year-over-year increase in homes delivered and a 6% year-over-year increase in the average selling price. We delivered 293 homes in the third quarter of 2012, up from 236 homes delivered in the year-earlier quarter, largely due to this segment having 29% more homes in backlog at the start of the third quarter of 2012 as compared to the year-earlier quarter. The average selling price increased to $210,200 for the third quarter of 2012 from $198,800 for the year-earlier quarter.

This segment generated pretax income of $5.2 million for the three months ended August 31, 2012, compared to a pretax loss of $7.2 million for the year-earlier period. The year-over-year improvement in the pretax results was primarily due to an increase in gross profits and a decrease in selling, general and administrative expenses. The gross profit margin increased to 29.7% in the third quarter of 2012 from 13.2% in the third quarter of 2011, primarily due to the $16.5 million insurance recovery described above under “Overview.” This segment had $5.5 million of inventory impairment charges in the third quarter of 2012, compared to no such charges in the third quarter of 2011. Selling, general and administrative expenses decreased to $8.9 million in the third quarter of 2012 from $9.5 million in the year-earlier quarter as a result of overhead cost reductions.

For the first nine months of 2012, revenues from our Southeast homebuilding reporting segment totaled $148.7 million, an increase of 9% from $136.6 million for the year-earlier period. All of the revenues in each period were generated from housing operations. Housing revenues for the first nine months of 2012 increased year over year due to a 7% increase in the number of homes delivered and a 2% increase in the average selling price. We delivered 744 homes in the nine months ended August 31, 2012, up from 694 homes delivered in the corresponding period of 2011, largely due to this segment having more homes in backlog at the beginning of 2012 compared to the previous year. The average selling price increased to $199,800 for the first nine months of 2012 from $196,800 for the year-earlier period.

This segment posted pretax income of $5.5 million for the nine months ended August 31, 2012 and a pretax loss of $30.2 million for the nine months ended August 31, 2011. The significant improvement in pretax results reflected an increase in gross profits and a decrease in selling, general and administrative expenses. The gross profit margin increased to 27.4% in the nine months ended August 31, 2012 from 6.7% in the nine months ended August 31, 2011, mainly due to $26.5 million of insurance recoveries as described above under “Overview.” In the nine months ended August 31, 2012, this segment had $5.5 million of inventory impairment charges, compared to $1.6 million of inventory impairment and land option contract abandonment charges in the year-earlier period. Selling, general and administrative expenses of $24.2 million in the first nine months of 2012 decreased by $3.3 million from $27.5 million in the first nine months of 2011 due to overhead cost reductions.
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

Following MetLife Bank, N.A.’s announcement in January 2012 that it would cease offering forward mortgage banking services as part of its business, we evaluated various options and, in March 2012, we entered into an agreement with Nationstar, a subsidiary of Nationstar Mortgage Holdings Inc., under which Nationstar became our new preferred mortgage lender, offering mortgage banking services to our homebuyers at our new home communities. The terms of our relationship with Nationstar are substantially similar to the terms of our prior relationship with MetLife Home Loans. Nationstar began accepting new mortgage loan applications from our homebuyers on May 1, 2012.

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

Nationstar's performance since May 1, 2012 as our preferred mortgage lender has resulted in a reduction in the residential consumer mortgage loan funding issues that disrupted the ability of some of our customers to obtain mortgage financing and contributed to an elevated level of cancellations in the first and into the second quarter of 2012. The residential consumer mortgage loan funding issues are described in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report. Nationstar is providing more consistent execution and completion of residential consumer mortgage loan originations for our homebuyers who choose to use Nationstar. Compared to the period in the first half of 2012 before May 1, this has improved the quality and stability of our backlog and contributed to a more predictable business flow of converting net orders into home deliveries and revenues. We expect to see further improvement in the fourth quarter of 2012 and in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from Nationstar. Our strategic intention remains to establish a long-term mortgage banking joint venture that is more closely integrated with our operations.

The following table presents a summary of selected financial and operational data for our financial services reporting segment (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Revenues	$7,859	$6,178	$2,949	$2,784
Expenses	(2,237)	(2,481)	(709)	(829)
Equity in income (loss) of unconsolidated joint venture	2,208	(376)	2,119	(888)
Pretax income	$7,830	$3,321	$4,359	$1,067

Revenues. Our financial services operations generate revenues from insurance commissions, title services, marketing services fees and interest income. Financial services revenues totaled $2.9 million for the three months ended August 31, 2012 and $2.8 million for the three months ended August 31, 2011. In the first nine months of 2012, financial services revenues totaled $7.9 million compared to $6.2 million in the corresponding year-earlier period. The year-over-year increase in our financial services revenues for the nine months ended August 31, 2012 reflected higher marketing services fees as a result of our having a marketing services agreement in place during the entire 2012 period, compared to only a portion of the 2011 period.

Expenses. General and administrative expenses totaled $.7 million in the three months ended August 31, 2012 and $.8 million in the three months ended August 31, 2011. In the first nine months of 2012, general and administrative expenses totaled $2.2 million, compared to $2.5 million in the year-earlier period.

Equity in Income (Loss) of Unconsolidated Joint Venture. The equity in income of unconsolidated joint venture totaled $2.1 million for the three months ended August 31, 2012, compared to the equity in loss of unconsolidated joint venture of $.9 million for the three months ended August 31, 2011. For the nine months ended August 31, 2012, the equity in income of unconsolidated joint venture totaled $2.2 million, compared to the equity in loss of unconsolidated joint venture of $.4 million for the year-earlier period. The equity in income (loss) of unconsolidated joint venture in both periods of 2012 and 2011 related to our 50% interest in KBA Mortgage, which ceased offering mortgage banking services after June 30, 2011. The equity in income of unconsolidated joint venture for the three months and nine months ended August 31, 2012 included income of $2.1 million recognized in connection with the wind down of KBA Mortgage.
INCOME TAXES
Our income tax benefit totaled $10.7 million for the three months ended August 31, 2012. The income tax benefit primarily reflected the resolution of a federal tax audit, which resulted in an income tax benefit of $10.8 million and the realization of $1.1 million of deferred tax assets during the three months ended August 31, 2012. As a result of the resolution of the federal tax audit, we received approximately $1.8 million of income tax refunds during the third quarter of 2012, and reflected a receivable of $10.1 million on our consolidated balance sheet as of August 31, 2012. The $10.1 million was received in the fourth quarter of 2012. We had no income tax benefit or expense for the three months ended August 31, 2011. For the nine months ended August 31, 2012, our income tax benefit totaled $14.8 million, compared to income tax expense of $.1 million for the nine months ended August 31, 2011. The income tax benefit for the nine months ended August 31, 2012 primarily resulted from the resolution of the federal tax audit described above and a $4.1 million state income tax refund received in the second quarter in connection with the resolution of a state tax audit. Due to the effects of our deferred tax asset valuation allowance and changes in our unrecognized tax benefits, our effective tax rates for the three months and nine months ended August 31, 2012 and 2011 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. During the three months ended August 31, 2012, we recorded a valuation allowance of $7.1 million against net deferred tax assets generated from the pretax loss for the period and other adjustments due to the resolution of the federal tax audit. During the three months ended August 31, 2011, we recorded a similar valuation allowance of $2.5 million against net deferred tax assets generated from the pretax loss for the period. For the nine months ended August 31, 2012 and 2011, we recorded valuation allowances of $35.1 million and $73.3 million, respectively, against the net deferred tax assets generated primarily from the pretax losses for those periods. As a result of the resolution of the federal tax audit described above, we had no net deferred tax assets at August 31, 2012, compared to net deferred tax assets of $1.1 million at November 30, 2011. The deferred tax asset valuation allowance increased to $882.9 million at August 31, 2012 from $847.8 million at November 30, 2011, reflecting the $35.1 million valuation allowance recorded during the nine months ended August 31, 2012.

The benefits of our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of August 31, 2012, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.
We manage our use of cash in the operation of our business to support our execution on our primary strategic goals. In order to position our operations to capitalize on future growth opportunities, from late 2009 and continuing into 2012, we have used our unrestricted cash balance to make strategic acquisitions of attractive land assets that meet our investment and marketing standards and to invest in land development in preferred locations within key strategic markets — many of which are in California and Texas. Land and land development spending totaled approximately $337.0 million in the first nine months of 2012. Our investment in land and land development for the remainder of 2012 will depend significantly on market conditions and available opportunities that meet our investment and marketing standards, but we currently expect to spend approximately $550.0 million on land and land development for the year to grow our number of new home communities open for sales in 2013 and beyond. We ended our 2012 third quarter with $466.5 million of cash and cash equivalents and restricted cash, compared to $479.5 million at November 30, 2011. Our balance of unrestricted cash and cash equivalents at the end of the third quarter of 2012 was $420.4 million. The majority of our cash and cash equivalents at August 31, 2012 and November 30, 2011 were invested in money market accounts.
Capital Resources. We had $1.73 billion of mortgages and notes payable outstanding at August 31, 2012 and $1.58 billion outstanding at November 30, 2011. Our debt balance at August 31, 2012 reflected the issuance of the $350 Million 8.00% Senior Notes in the first quarter of 2012, which was largely offset by the purchase of $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable January 2012 Tender Offers. Our debt balance at August 31, 2012 also reflected the issuance of the $350 Million 7.50% Senior Notes in the third quarter of 2012 and the related purchase of $244.9 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable July 2012 Tender Offers. The remaining net proceeds from these debt issuances have been or will be used for general corporate purposes. The terms of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes are described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. The above-described transactions effectively extended the maturity of $584.9 million of our outstanding senior debt by more than five years. Our next scheduled debt maturity is in 2014, when the remaining $76.0 million in aggregate principal amount of our 5 3/4% senior notes becomes due.
Our financial leverage, as measured by the ratio of debt to total capital, was 82.3% at August 31, 2012, compared to 78.2% at November 30, 2011. The increase in our financial leverage reflected the increase in our mortgages and notes payable balance stemming largely from the issuance of the $350 Million 7.50% Senior Notes and the decrease in our stockholders’ equity, which resulted from the net losses, including inventory impairment charges, we incurred during the nine months ended August 31, 2012. Our ratio of net debt to total capital at August 31, 2012 was 77.2%, compared to 71.4% at November 30, 2011.
We maintain the LOC Facilities to provide letters of credit in the ordinary course of operating our business. As of August 31, 2012 and November 30, 2011, $45.2 million and $63.8 million, respectively, of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. As of August 31, 2012 and November 30, 2011, the amount of cash maintained for the LOC Facilities totaled $46.1 million and $64.5 million, respectively, and was included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
The indenture governing our senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing the $265 Million Senior Notes, the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.
As of August 31, 2012, we were in compliance with the applicable terms of all of our covenants under our senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2012, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $57.5 million, secured primarily by the underlying property.
Consolidated Cash Flows. Operating, investing and financing activities provided net cash of $5.1 million in the nine months ended August 31, 2012 and used net cash of $428.2 million in the nine months ended August 31, 2011.
Operating Activities. Operating activities used net cash of $75.8 million in the nine months ended August 31, 2012 and $309.9 million in the corresponding period of 2011. The year-over-year change in net operating cash flows was largely due to the lower net loss and the decrease in the cash used for land and land development in the first nine months of 2012.
Our uses of operating cash in the first nine months of 2012 included a net loss of $66.7 million, a net decrease in accounts payable, accrued expenses and other liabilities of $31.3 million, and a net increase in inventories of $10.6 million (excluding inventory impairment charges of $22.9 million and a decrease of $3.9 million in consolidated inventories not owned) in conjunction with our land investment and development activities, and other operating uses of $6.3 million. Partially offsetting the cash used was a decrease in receivables of $4.5 million.
Our uses of operating cash in the first nine months of 2011 included a net loss of $192.7 million, a net increase in inventories of $177.8 million (excluding the property we took back on a $40.0 million note receivable; inventory impairment and land option contract abandonment charges of $23.5 million, and an increase of $9.6 million in consolidated inventories not owned) in conjunction with our land investment and development activities, a net decrease in accounts payable, accrued expenses and other liabilities of $47.0 million, a net increase in receivables of $10.9 million and other operating uses of $1.6 million.
Investing Activities. Investing activities provided net cash of $1.8 million in the nine months ended August 31, 2012 and $78.6 million in the year-earlier period. The year-over-year change in net investing cash flows was primarily due to proceeds of $80.6 million received in the first nine months of 2011 from the sale of a multi-level residential building that we operated as a rental property in our West Coast homebuilding reporting segment.
In the first nine months of 2012, $2.9 million of cash was provided by a return of investment in unconsolidated joint ventures. The cash provided was partly offset by $1.1 million used for net purchases of property and equipment. In the nine months ended August 31, 2011, the $80.6 million of cash provided from the multi-level residential building we sold was partly offset by $1.9 million of contributions to unconsolidated joint ventures and $.1 million used for net purchases of property and equipment.
Financing Activities. Financing activities provided net cash of $79.1 million in the first nine months of 2012 and used net cash of $196.8 million in the first nine months of 2011.

In the nine months ended August 31, 2012, cash was provided by net proceeds of $694.8 million from the issuances of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes, a decrease of $18.4 million in our restricted cash balance and $.5 million of cash provided from the issuance of common stock under employee stock plans. The cash provided was partially offset by $592.6 million used to purchase $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable January 2012 Tender Offers and $244.9 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable July 2012 Tender Offers, including expenses associated with the applicable tender offers and with the issuance of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes. Uses of cash in the first nine months of 2012 also included payments on mortgages and land contracts due to land sellers and other loans of $21.1 million, the payment of senior note issuance costs of $12.2 million and dividend payments on our common stock of $8.7 million.
In the nine months ended August 31, 2011, cash was used for the repayment of $100.0 million in aggregate principal amount of our 6 3/8% senior notes at their scheduled August 15, 2011 maturity, and for net payments on mortgages and land contracts due to land sellers and other loans of $86.1 million, primarily related to the repayment of debt secured by the multi-level residential building we sold during the period. Uses of cash in the first nine months of 2011 also included dividend payments on our common stock of $14.4 million. The cash used was partially offset by a $2.3 million decrease in our restricted cash balance and $1.4 million of cash provided from the issuance of common stock under employee stock plans.
During the three months ended August 31, 2012, our board of directors declared a cash dividend of $.025 per share of common stock, which was paid on August 16, 2012 to stockholders of record on August 2, 2012. During the three months ended May 31, 2012, our board of directors declared a cash dividend of $.025 per share of common stock, which was paid on May 17, 2012 to stockholders of record on May 3, 2012. In the second quarter of 2012, our board of directors decided to reduce the quarterly cash dividend from $.0625 per share to enable the redeployment of our unrestricted cash to take advantage of future growth opportunities. During the three months ended February 29, 2012, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 16, 2012 to stockholders of record on February 7, 2012. A cash dividend of $.0625 per share of common stock was also declared and paid during the three months ended February 28, 2011, May 31, 2011 and August 31, 2011. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
2011 Shelf Registration. We have an automatically effective universal shelf registration statement on file with the SEC. The 2011 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined. In the first and third quarters of 2012, we issued the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes, respectively, both under the 2011 Shelf Registration.
Share Repurchase Program. As of August 31, 2012, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program during the nine months ended August 31, 2012. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe we will have adequate resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital assets and land, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business. Furthermore, we currently anticipate that we will end our 2012 fiscal year with a higher cash position than we had at November 30, 2011. Although our land acquisition and land development activities for the remainder of 2012 will continue to be subject to market conditions and available opportunities, we are analyzing potential acquisitions and development opportunities and are likely to use a portion of our unrestricted cash resources to purchase and/or develop assets that meet our investment and marketing standards. In the remainder of 2012, we will also use or redeploy our unrestricted cash resources to support other business purposes that are aligned with our primary goals and present strategic initiatives. These activities along with our land acquisition and development plans for 2012 are discussed further below under “Outlook.” In the future, we may also arrange or engage in capital markets, bank loan, credit facility, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through tender offers, exchange offers, private exchanges, open market purchases or other means, and may include potential new issuances of senior notes or other debt through public offerings, private placements or other arrangements to raise new capital for land acquisition, land development and other business purposes and/or to effect repurchases of our outstanding senior notes or other debt. Our ability to engage in such financial transactions, however, may be constrained by economic or capital markets or bank lending conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We have investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. These investments are designed primarily to reduce market and development risks and to increase the number of homesites owned or controlled by us. In some instances, participating in unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While we consider our participation in unconsolidated joint ventures as potentially beneficial to our homebuilding activities, we do not view such participation as essential and have unwound our participation in a number of unconsolidated joint ventures in the past few years.
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
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis equal to our respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $385.4 million at August 31, 2012 and $396.9 million at November 30, 2011. Our investments in unconsolidated joint ventures totaled $122.2 million at August 31, 2012 and $127.9 million at November 30, 2011.
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements. To finance their respective land acquisition and development activities, certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of our unconsolidated joint ventures had outstanding debt at August 31, 2012 or November 30, 2011.
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
Our investments in joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at August 31, 2012 and November 30, 2011 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs or, if they were VIEs, we were not the primary beneficiary of the VIEs.
In the ordinary course of our business, we enter into land option contracts and other similar contracts to procure rights to purchase land parcels for the construction of homes. The use of such land option contracts and other similar contracts generally allows us to reduce the market risks associated with direct land ownership and development, and to reduce our capital and financial commitments, including interest and other carrying costs. Under such contracts, we typically pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for us, with the land seller being identified as a VIE.
In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of our analyses, we determined that as of August 31, 2012 and November 30, 2011 we were not the primary beneficiary of any VIEs from which we have procured rights to purchase land parcels under land option contracts and other similar contracts.
As of August 31, 2012, we had cash deposits totaling $6.4 million associated with land option contracts and other similar contracts that we determined were unconsolidated VIEs, having an aggregate purchase price of $316.9 million, and had cash deposits totaling $22.9 million associated with land option contracts and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $282.1 million. As of November 30, 2011, we had cash deposits totaling $8.1 million associated with land option contracts and other similar contracts that we determined were unconsolidated VIEs, having an aggregate purchase price of $122.1 million, and had cash deposits totaling $12.8 million associated with land option contracts and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $223.0 million.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $20.0 million at August 31, 2012 and $23.9 million at November 30, 2011.
Due to the issuance of the $350 Million 8.00% Senior Notes and the related purchase of $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable January 2012 Tender Offers, and the issuance of the $350 Million 7.50% Senior Notes and the related purchase of $244.9 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable July 2012 Tender Offers, our contractual obligations have changed materially from those reported in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended November 30, 2011. The following table sets forth the contractual obligations of our mortgages and notes payable and related interest as of August 31, 2012 after these transactions (in thousands):

	Total	2012	2013-2014	2015-2016	Thereafter
Contractual obligations:
Long-term debt	$1,727,679	$1,650	$85,958	$384,599	$1,255,472
Interest	780,639	29,013	246,945	209,001	295,680
Total	$2,508,318	$30,663	$332,903	$593,600	$1,551,152
There have been no other significant changes in our contractual obligations other than those set forth above from those reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2011.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2012 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2011.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed above at Note 16. Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements in this report.
Outlook
Entering the fourth quarter of 2012, we believe we are well positioned with our homes and potential future housing revenues in backlog up 18% and 33%, respectively, year over year. Our backlog at August 31, 2012 totaled 3,142 homes, representing potential future housing revenues of $744.7 million. By comparison, our backlog at August 31, 2011 totaled 2,657 homes, representing potential future housing revenues of $559.3 million. In the 2012 third quarter, our total net orders increased 3% on a year-over-year basis, even though our number of new home communities open for sales at the end of the quarter was 13% lower than a year ago and the 2011 third quarter featured a significant 40% year-over-year increase in net orders. On a per community basis, our 2012 third quarter net orders also increased from the year-earlier quarter. Our cancellation rate of 29% (based on gross orders) in the current quarter remained unchanged compared to the third quarter of 2011. As a percentage of beginning backlog, our cancellation rate improved to 26% in the third quarter of 2012 from 32% in year-earlier quarter.

Since the beginning of 2012, our customers have shown greater confidence in making the decision to purchase a new home and have been increasingly selecting larger floorplans and structural options with more square footage. Homes we delivered in the 2012 third quarter averaged 2,117 square feet, up more than 160 square feet from the average in the third quarter of 2011. Our customers are also investing in more interior options at our KB Home Studios. In the third quarter of 2012, this demand, reflecting in part our ongoing strategic emphasis on stronger submarkets, contributed to an 8% year-over-year increase in our overall average selling price of homes delivered to $245,100 from $227,400, and a 16% year-over-year increase in our overall net order value to $493.3 million from $426.7 million. The higher selling prices also helped to increase housing gross profit margins in our current backlog. We believe these positive trends in our business demonstrate that our strategic operational repositioning to highly desirable, land-constrained submarkets is working and has put us on a path to reach our top priority of achieving and maintaining profitability at the scale of prevailing market conditions.
We believe that the housing recovery is gaining momentum in several markets across the country, and that we are benefiting from the improved environment. In particular, we are seeing notable improvement in California, where we are the state's largest homebuilder based on the number of closings, as strengthening in the coastal markets that began earlier this year is spreading inland to the Sacramento, Central Valley and Inland Empire regions. The Federal Reserve's decision in September 2012 to purchase significant amounts of residential consumer mortgage loan-backed securities for an indefinite period is also expected to support the housing market by keeping mortgage interest rates at or near record-low levels. However, the significant headwinds that we and the homebuilding industry have confronted during the prolonged housing downturn are likely to abate slowly over the next several quarters, if at all, moderating the pace of recovery and improvement in our financial and operational results. Continued uncertainty in economic and employment conditions and tight residential consumer mortgage lending standards suggest that a return to a more historically typical operating environment in most housing markets will be over a longer-term period. We may also face higher labor and materials costs, and associated margin pressure, if and as the recovery progresses.
For the past few years, we have taken integrated strategic actions to adapt our business to changing housing market dynamics and to the level of prevailing sales activity within our targeted markets. Among other steps, we have built upon our geographically diverse operational platform to expand into attractive submarkets while reducing our investments in underperforming areas, and we have leveraged the value-engineered product designs and operating efficiencies that we continue to refine and implement to meet consumer demand in a cost-effective manner. As a result of these actions, we have strengthened the fundamentals of our business and see a clear path to profitability that we intend to pursue aggressively by “going on offense” in this recovering market environment. Moving forward for the remainder of 2012 and into 2013, our “going on offense” approach will encompass continuing the following initiatives: (1) Investing in land and land development, subject to our return and marketing standards, in choice locations within highly desirable, land-constrained submarkets that attract relatively more affluent consumers within our core first-time and move-up homebuyer demographic. This investment orientation is yielding tangible results in boosting our revenues and average selling prices. The third quarter of 2012 marked the ninth consecutive quarter in which our overall average selling price has increased on a year-over-year basis; (2) Optimizing our assets by increasing revenues per new home community open for sales through an intense focus on sales performance and the ongoing progression of our product offerings, including our energy-efficient products, to meet higher-income consumers' demand for larger homes and more options, key drivers for our home selling prices and housing gross profit margins; (3) Broadening our performing asset base by activating certain inventory in stabilizing markets that was previously held for future development. We identified 10 communities for activation in the second quarter of 2012, primarily in Florida and Arizona, representing nearly 500 lots, and in the third quarter of 2012, we identified an additional 11 communities for activation, representing 550 lots. We expect to generate deliveries and to realize the additional associated revenues from these activated assets in 2013; and (4) Bringing targeted additional resources to the markets where we operate to further strengthen our local field management teams and talent, while leveraging our existing infrastructure and carefully managing overhead costs, to help ensure the effective and efficient execution of our land investment, asset optimization and asset activation initiatives. For example, in the second quarter of 2012, we expanded our Northern California management team to provide heightened attention to key submarkets within the region, and in the third quarter of 2012, we similarly expanded management teams in Southern California and Central Texas. We intend to continue to evaluate our operations across the company to calibrate our management teams and local talent resources with sales activity and growth opportunities.
Investment in land and land development is an important part of our current strategic efforts to grow our business in 2013 and beyond. We spent approximately $337.0 million on land and land development in the first nine months of 2012. We currently expect to spend a total of about $550.0 million on land and land development for the year to increase our number of new home communities open for sales next year and in later years. We opened 11 new home communities in the third quarter of 2012, bringing our total number of new home communities open for sales, net of communities closed out, at the end of the quarter to 203, compared to 233 at the end of our 2011 third quarter. Although we expect to open approximately 26 new home communities for sales during the fourth quarter of 2012, as a result of close-outs and land development timelines, we anticipate that we will have fewer new home communities open for sales at the end of 2012 compared to a year ago, and that this will temper our net order results. However, we expect the number of new home communities we have open for sales will begin to increase in 2013.
We anticipate that the majority of our land and land development investments and many of our new home community openings in the remainder of 2012 and into 2013 will continue to be in California and Texas. Compared to other areas of the country, we believe that both of these states have stronger relative growth prospects, and they are where we have greater operational scale to leverage. The pace and extent to which we invest in land and land development and open new home communities for sales will depend in large part on housing market and business conditions, including actual and expected sales rates, and the availability of desirable land assets at reasonable prices, given intensifying competition from other homebuilders and investors for such assets and tight supply in some markets, among other things. Our investment activity will also depend on how we decide to use or redeploy our unrestricted cash resources, and our ability to arrange or engage in capital markets, bank loan, credit facility, project debt or other financial transactions, all of which can be affected by our financial condition as well as several economic, policy and/or political factors outside of our control. Our financial and operational performance would be negatively affected if we are not able to acquire new land positions, invest in land development and/or open new home communities for sales in line with our current plans.
Another significant positive development in our business is the continued maturation of our preferred mortgage lender relationship with Nationstar, whose performance as our preferred mortgage lender has resulted in a reduction in the residential consumer mortgage loan funding issues that disrupted the ability of some of our customers to obtain mortgage financing and contributed to an elevated level of cancellations in the first and into the second quarters of 2012. Nationstar, which began accepting new mortgage loan applications from our homebuyers on May 1, 2012, is providing more consistent execution and completion of residential consumer mortgage loan originations for our homebuyers who choose to use Nationstar. Compared to the period in the first half of 2012 before May 1, this has improved the quality and stability of our backlog and contributed to a more predictable business flow of converting net orders into home deliveries and revenues. We expect to see further improvement in the fourth quarter of 2012 and in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from Nationstar. Since May 1, 2012, the percentage of net orders from our homebuyers obtaining mortgage financing through Nationstar has been steadily increasing and we believe this percentage will reach 70% by the end of our 2012 fiscal year, supporting our strategic efforts to optimize our assets by driving sales performance at our new home communities open for sales. Our strategic intention remains to establish a long-term mortgage banking joint venture that is more closely integrated with our operations.
From the ongoing execution of our present strategic initiatives, and attentiveness to market conditions and consumer demand, we are expecting to generate year-over-year improvements in the fourth quarter of 2012 in our volume of homes delivered, overall average selling price, housing gross profit margin, and selling, general and administrative expense ratio relative to housing revenues, all of which should contribute to better financial and operational results. We anticipate that we will have positive operating income for the year and achieve profitability in the fourth quarter as the impact of our strategic initiatives, including the benefits of working with Nationstar as our preferred mortgage lender, take hold.
We believe that continued meaningful improvement in housing market conditions will require a significant and persistent decrease in distressed home sales, maintaining a balanced inventory of homes available for sale, widespread selling price stabilization, reduced mortgage delinquency and foreclosure rates, less restrictive residential consumer mortgage lending standards, and a sustained improvement in the economic climate, particularly with respect to job and wage growth and consumer and credit market confidence that support a decision to buy a home. We cannot predict the extent to which these events may occur, nor can we offer any assurance that they will occur. If general economic conditions or conditions in our served markets do not continue to progress or actually decline, we may need to take additional charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to reduce, slow or even abandon our present strategic growth plans for those markets, including new land acquisitions and investments in land development, any or all of which could negatively and materially impact our consolidated financial statements. Despite these risks, we believe that we are favorably positioned financially and operationally to succeed in advancing our primary strategic goals, particularly in view of longer-term demographic and population growth trends that we expect will drive future demand for homeownership.
Forward-Looking Statements
Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, homes delivered, net orders, selling prices, expenses, expense ratios, housing gross profit margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog (including amounts that we expect to realize upon delivery of homes included in backlog and the timing of those deliveries), potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic, employment and business conditions; adverse market conditions that could result in additional impairment or land option contract abandonment charges and operating losses, including an oversupply of unsold homes, declining home prices and increased foreclosure and short sale activity, among other things; conditions in the capital and credit markets (including residential consumer mortgage lending standards, the availability of residential consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level, including our ratio of debt to total capital, and our ability to adjust our debt level and structure and to access the capital or other financial markets or other external financing sources; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and existing homes, including lenders and other sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for residential consumer mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; the availability and cost of land in desirable areas; our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred; our ability to obtain reimbursement and/or recoveries for the costs incurred in connection with resolving claims and undertaking repairs related to allegedly defective drywall material in homes previously delivered and other warranty-related obligations; legal or regulatory proceedings or claims; our ability to use/realize the deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open new communities for sale and sell higher-priced homes and more options, and our operational and investment concentration in markets in California and Texas), revenue growth, asset optimization, asset activation, local field management and talent investment, and overhead and other cost management strategies and initiatives; consumer traffic to our new home communities and consumer interest in our product designs and offerings, particularly higher-income consumers; home purchase contract cancellations and our ability to realize our backlog by converting net orders to home deliveries; the manner in which our homebuyers are offered and whether they are able to obtain residential consumer mortgage loans and mortgage banking services, including from our preferred mortgage lender, Nationstar; the performance of Nationstar as our preferred mortgage lender; information technology failures and data security breaches; and other events outside of our control. Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of August 31, 2012 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Interest Rate
2012	$—	—%
2013	—	—
2014	75,898	5.8
2015	338,799	6.1
2016	—	—
Thereafter	1,255,472	7.9
Total	$1,670,169	7.5%
Fair value at August 31, 2012	$1,756,705
For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2011.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2012.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Nevada Development Contract Litigation
On November 4, 2011, the Eighth Judicial District Court, Clark County, Nevada set for trial a consolidated action against KB Nevada, in a case entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, LVDA agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex. KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleges that KB Nevada breached the development agreement, and also alleges that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs seek rescission of the agreements or a rescissory measure of damages or, in the alternative, the Claimed Damages. KB Nevada denies the allegations and damages, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages and could be material to the Company’s consolidated financial statements — KB Nevada believes it will be successful in defending against the plaintiffs’ claims and that the plaintiffs will not be awarded rescission or damages. The non-jury trial was set for September 2012, but has been continued until January 2013.
Other Matters
In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

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

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	October 9, 2012	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 9, 2012	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.