Form 10-K
period 2012-11-30
KB HOME
filed 2013-01-18
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2012
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (310) 231-4000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on May 31, 2012 was $637,684,763, including 10,839,351 shares held by the registrant’s grantor stock ownership trust and excluding 27,214,174 shares held in treasury.
There were 77,221,785 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2012. The registrant’s grantor stock ownership trust held an additional 10,615,934 shares of the registrant’s common stock on that date.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2012

PART I

Item 1.	BUSINESS
General
KB Home is one of the largest and most recognized homebuilding companies in the U.S. and has been building homes for more than 50 years. We construct and sell homes through our operating divisions under the name KB Home. Unless the context indicates otherwise, the terms “we,” “our” and “us” used in this report refer to KB Home, a Delaware corporation, and its predecessors and subsidiaries.
Beginning in 1957 and continuing until 1986, our business was conducted by various subsidiaries of Kaufman and Broad, Inc. (“KBI”) and its predecessors. In 1986, KBI transferred all of its homebuilding and mortgage banking operations to us. Shortly after the transfer, we completed an initial public offering of 8% of our common stock and began operating under the name Kaufman and Broad Home Corporation. In 1989, we were spun-off from KBI, which then changed its name to Broad Inc., and we became an independent public company, operating primarily in California and France. In 2001, we changed our name to KB Home. Today, having sold our French operations in 2007, we operate a homebuilding and financial services business serving homebuyers in various markets across the U.S.
Our homebuilding operations offer a variety of new homes designed primarily for first-time, move-up and active adult homebuyers, including attached and detached single-family residential homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. In this report, we use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which homes are constructed as part of an integrated plan.
Through our homebuilding reporting segments, we delivered 6,282 homes at an average selling price of $246,500 during the year ended November 30, 2012, compared to 5,812 homes delivered at an average selling price of $224,600 during the year ended November 30, 2011. Our homebuilding operations represent most of our business, accounting for 99.3% of our total revenues in 2012 and 99.2% of our total revenues in 2011.
Our financial services reporting segment provides insurance services to our homebuyers in the same markets where we build homes and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. In addition, since the third quarter of 2011, this segment has earned revenues pursuant to the terms of a marketing services agreement with a preferred mortgage lender that offers mortgage banking services, including mortgage loan originations, to our homebuyers. Our financial services operations accounted for .7% of our total revenues in 2012 and .8% of our total revenues in 2011.
In 2012, we generated total revenues of $1.56 billion and a net loss of $59.0 million, compared to total revenues of $1.32 billion and a net loss of $178.8 million in 2011.
Our principal executive offices are located at 10990 Wilshire Boulevard, Los Angeles, California 90024. The telephone number of our corporate headquarters is (310) 231-4000 and our primary website address is www.kbhome.com. In addition, community location and information is available at (888) KB-HOMES.
Markets
Reflecting the geographic reach of our homebuilding business, as of the date of this report, our principal operations are in the 10 states and 33 major markets presented below. We also operate in various submarkets within these major markets. For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

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

Segment Operating Information. The following table presents certain operating information for our homebuilding reporting segments for the years ended November 30, 2012, 2011 and 2010:

	Years Ended November 30,
	2012	2011	2010
West Coast:
Homes delivered	1,945	1,757	2,023
Percentage of total homes delivered	31%	30%	27%
Average selling price	$388,300	$335,500	$346,300
Total revenues (in millions) (a)	$755.3	$589.4	$700.7
Southwest:
Homes delivered	683	843	1,150
Percentage of total homes delivered	11%	15%	16%
Average selling price	$193,900	$165,800	$158,200
Total revenues (in millions) (a)	$132.4	$139.9	$187.7
Central:
Homes delivered	2,566	2,155	2,663
Percentage of total homes delivered	41%	37%	36%
Average selling price	$170,100	$171,500	$163,700
Total revenues (in millions) (a)	$436.4	$369.7	$436.4
Southeast:
Homes delivered	1,088	1,057	1,510
Percentage of total homes delivered	17%	18%	21%
Average selling price	$206,200	$195,500	$170,200
Total revenues (in millions) (a)	$224.3	$206.6	$257.0
Total:
Homes delivered	6,282	5,812	7,346
Average selling price	$246,500	$224,600	$214,500
Total revenues (in millions) (a)	$1,548.4	$1,305.6	$1,581.8

(a)	Total revenues include revenues from housing and land sales.
Unconsolidated Joint Ventures. The above table does not include homes delivered from unconsolidated joint ventures in which we participate. These unconsolidated joint ventures acquire and develop land and, in some cases, build and deliver homes on the land developed. Over the last five years, we have reduced the number of homebuilding joint ventures in which we participate. Our unconsolidated joint ventures delivered no homes in 2012, one home in 2011, and 102 homes in 2010.

Strategy
Since 1997, we have operated our homebuilding business following the principles of an operational business model that we call KBnxt. KBnxt provides the core framework under which we have established our main operational objectives and near-term strategic goals. We believe the principles of KBnxt set us apart from other large-production homebuilders and provide the foundation for our long-term growth.
KBnxt. With KBnxt, we seek to generate greater operating efficiencies and return on investment through a disciplined, fact-based and process-driven approach to homebuilding that is founded on a constant and systematic assessment of consumer preferences and market opportunities. The key principles of KBnxt include the following:

•
gaining a detailed understanding of consumer location and home design and interior/exterior design option preferences through regular surveys and research. In this report and elsewhere, we refer to our home designs and design options as our “products;”

•
managing our working capital and reducing our operating risks by acquiring primarily developed and entitled land at reasonable prices in preferred markets with perceived high growth potential that meet our investment return and market positioning (or “marketing”) standards ;

•	using our knowledge of consumer preferences to design, offer, construct and deliver products that homebuyers desire;

•	in general, commencing construction of a home only after a purchase contract has been signed and preliminary credit approval has been received;

•	building a backlog of net orders and minimizing the cycle time from initial construction to delivery of homes to customers;

•	establishing an even flow of production of high-quality homes at the lowest possible cost; and

•
offering customers affordable base prices and the opportunity to customize their homes through choice of location within a community, elevation and floor plans, and choices for design options at our KB Home Studios.

While we consider KBnxt to be integral to our success in the homebuilding industry, there have been instances where market conditions have made it necessary, in our view, to temporarily deviate from certain of its principles. For example, at times we have been unable to maintain an even flow production of homes in a particular area because of slow sales activity. Also, in specific targeted communities with strong demand, we have started construction on a small number of homes before a corresponding purchase contract was signed to more quickly meet the delivery expectations of homebuyers and generate revenues. These and other market-driven circumstances may arise in the future and lead us to make specific short-term shifts from the principles of KBnxt.
Operational Objectives. Guided by KBnxt, our main areas of operational focus are as follows:

•
Asset Positioning. We seek to maintain a long-term growth platform of new home communities through land and land development investments that enable us to own or control a forecasted three-to-five year supply of developed or developable land in preferred locations in our served markets. We manage this growth platform through an ongoing allocation of resources to capitalize on identified opportunities, which may involve withdrawing and reallocating resources from underperforming markets. We also will expand and contract our geographic footprint and corresponding resource commitments over time in line with housing market conditions, particularly prevailing and expected levels of home sales activity.

•
Product Sales and Customer Satisfaction. We aim to generate sales volume and high levels of customer satisfaction by providing the best combination of value, quality and choice in homes and design options along with attentive service to our core customers — first-time, move-up and active adult homebuyers. In addition to our focus on operating from new home communities in attractive locations, we believe we stand out from other homebuilders and resale homes through our distinct Built to Order™ approach to homebuying and our longstanding commitment to sustainability. With Built to Order, we offer customers affordable base prices and the opportunity to significantly customize the floor plans and design options for their new homes. With our homes, we also offer several standard features and options that are among the most energy- and water-efficient commercially available. These features and options provide increased value to our homebuyers by helping to lower the relative cost of homeownership over time.

•
Organizational and Production Efficiency. We strive to enhance our performance by aligning our management resources, personnel levels and overhead costs with our growth platform, sales activity expectations and business needs, and by streamlining and constantly improving, to the extent possible, our home construction process. In addition to even flow production scheduling, our home construction process includes developing and refining a set of value-engineered home designs in ways that allow us to meet the needs of consumers in a variety of different markets, shorten cycle times and lower direct construction costs. It also includes taking advantage of economies of scale in contracting for building materials and skilled trade labor.
Near-Term Strategic Goals. As 2012 unfolded, the overall housing market showed increasing signs that it had stabilized and was recovering from the severe and widespread downturn that began in mid-2006, and some stronger housing markets experienced sustained positive momentum in sales activity and selling prices. Optimistic that the housing recovery could be at the beginning of a new upward business cycle for homebuilding, but mindful of the several challenges facing housing markets, we continued to execute on the following three primary integrated strategic goals that have been our focus during the past few years of the housing downturn:

•	achieving and maintaining profitability at the scale of prevailing market conditions, our highest priority in 2012;

•	generating cash and strengthening our balance sheet; and

•	positioning our business to capitalize on future growth opportunities.
In pursuing these goals, we have broadly transformed and refocused the scope, scale and position of our business both geographically and operationally, compared to the peak pre-housing downturn years of the prior decade, to adapt to changing housing market dynamics and volatile home sales activity. Several housing markets experienced challenging conditions during the housing downturn, which was deepened and extended by the negative impacts of the 2007-2009 economic recession and subsequent slow recovery, including high unemployment; sluggish economic growth; weak consumer confidence; elevated residential consumer mortgage loan delinquencies, defaults and foreclosures; turbulent financial and credit markets and tight mortgage lending standards and practices. These factors, to varying degrees, still affect housing markets. Given the difficult homebuilding environment, we, among other things, shifted resources from underperforming areas to markets offering perceived higher growth prospects, particularly land-constrained locations in coastal areas of California and in Texas, to maintain a solid growth platform; implemented measures to generate and conserve cash through reduced spending and asset sales, strengthen our balance sheet, improve our operating efficiencies and lower our overhead costs; and redesigned and re-engineered our products.
While these efforts to refocus our operations contributed to reduced inventory levels, lower community counts, and declines in our backlog, deliveries and revenues, and we posted operating losses, we believe they have strengthened our overall business relative to where we stood at the outset of the housing downturn and have positioned us to operate profitably to the extent there is continued progress in the present housing recovery. We generated net income in the second half of 2012 and our full-year deliveries and revenues were each higher than in 2011. In addition, our backlog at November 30, 2012, in terms of both homes and potential future housing revenues, was significantly higher than our backlog at November 30, 2011. We expect our community count to increase in 2013 largely as a result of a land acquisition initiative we began in late 2009 and accelerated in 2012, and the investments in land and land development we plan to make in 2013. We use the term “community count” to refer to the number of new home communities we have open for sales in a given period, and for this report our community count reflects as of a given period or date the number of our new home communities with at least one home left to sell.
Encouraged by the results of our efforts to reposition the company during the housing downturn and the steadily emerging indications during 2012 that the housing market is now past stabilization and into recovery, in the latter part of 2012, we expanded our primary integrated strategic goals to target both profitability and growing our business and, among other things, implemented the following initiatives:

•
Building on our focused geographic and operational positioning strategy of the past few years by aggressively investing in land and land development, subject to our investment return and marketing standards, in higher-performing, choice locations that feature higher household incomes within our core homebuyer demographic. These consumers are more likely to choose larger home sizes and purchase more design options, key drivers for our home selling prices and housing gross profit margins. This investment orientation, which we began in late 2009, yielded improved results in 2012, contributing to our higher revenues and average selling prices. During 2012, we invested approximately $565 million in land and land development.

•
Optimizing our assets by increasing revenues per new home community open for sales through an intense focus on sales performance and continued improvement in our product offerings, including our energy- and water-efficient product offerings, to meet higher-income consumers’ demand for larger home sizes and more design options. We consider a community that has one or more homes left to sell at the end of a quarter to be a “new home community open for sales.”

•
Broadening our performing asset base by activating certain inventory in stabilizing markets that was previously held for future development. In 2012, we identified 21 communities for activation, primarily in Florida and Arizona, representing more than 1,000 lots. We expect to generate deliveries and to realize the associated revenues from these activated assets in 2013.

•
Bringing additional resources to targeted markets where we operate to further strengthen our local field management teams and talent where appropriate, while leveraging our existing infrastructure and carefully managing overhead costs, to help ensure the effective and efficient execution of our strategic initiatives. In 2012, we expanded our management teams in Northern California, Southern California and Central Texas to provide heightened attention to key submarkets within those regions.

In 2013, we intend to continue and may expand on our strategic growth initiatives, subject to conditions in the housing markets, the overall economy and the capital, credit and financial markets.
Promotional Marketing Strategy. Our promotional marketing efforts are centered on differentiating the KB Home brand in the minds of our core homebuyer demographic from resale homes and from new homes sold by other homebuilders. These efforts increasingly involve using interactive Internet-based applications, social media channels and resources and other technologies. We believe that our Built to Order message and approach generate a high perceived value for our products and our company among consumers and are unique among large-production homebuilders. In marketing our Built to Order approach, we emphasize how we partner with our homebuyers to create a home built to their individual preferences in design, layout, square footage and lot location, and give them the ability to significantly customize their home with design options that suit their needs and interests. In essence, Built to Order serves as the consumer face of core elements of our KBnxt operational business model and is designed to ensure that our promotional marketing strategy and advertising campaigns are closely aligned with our overall operational focus. For greater consistency with our promotional marketing messages and in the execution of our Built to Order approach, the selling of our homes is carried out by in-house teams of sales representatives and other personnel who work personally with each homebuyer to create a home that meets the homebuyer’s preferences and budget.
Our KB Home Studios are a key component of the Built to Order experience we offer to our homebuyers and help increase the revenues we generate from home sales. These showrooms, which are generally located close to our new home communities open for sales, allow our homebuyers to select from a wide variety of design options that are available for purchase as part of the original construction of their homes. The coordinated efforts of our sales representatives and KB Home Studio consultants are intended to generate higher customer satisfaction and lead to enhanced customer retention and referrals.
Sustainability. We have made a dedicated effort to further differentiate ourselves from other homebuilders and resale homes through our ongoing commitment to become a leading national company in environmental sustainability. Under this commitment, we:

•	refined our products to reduce the amount of building materials needed to construct them, and have taken steps to reduce construction waste;

•	build all of our new homes to U.S. Environmental Protection Agency’s (“EPA”) ENERGY STAR® standards;

•	build an increasing percentage of our homes to meet the U.S. EPA’s Watersense® specifications for water use efficiency;

•	build our homes with Watersense labeled fixtures;

•
developed an Energy Performance Guide®, or EPG®, that informs our homebuyers of the relative energy efficiency (and related estimated monthly energy costs and potential energy cost savings) of each of our homes as designed compared to typical new and existing homes; and

•	introduced net-zero energy design options, in a program called ZeroHouse 2.0™, in select markets.
This commitment and the related initiatives we have implemented stem in part from growing sensitivities and regulatory attention to the potential impact that the construction and use of homes can have on the environment, and from our homebuyers’ interest in reducing this impact and in lowering their consumption of energy and water resources and their utility bills. More information about our sustainability commitment can be found in our annual sustainability reports, which we have published on our website since 2008. To date, we are the only national homebuilder to publish a comprehensive annual sustainability report. As we see environmental issues related to housing becoming increasingly important to consumers and government authorities at all levels, we intend to continue to research, evaluate and utilize new or improved products and construction and business practices consistent with our commitment. In addition to making good business sense, we believe our sustainability initiatives can help put us in a better position, compared to resales and homebuilders with less-developed programs, to comply with evolving local, state and federal rules and regulations intended to protect natural resources and to address climate change and similar environmental concerns.

Customer Service and Quality Control
Customer satisfaction is a high priority for us. Our goal is for our customers to be 100% satisfied with their new homes. Our on-site construction supervisors perform regular pre-closing quality checks and our sales representatives maintain regular contact with our homebuyers during the home construction process in an effort to ensure our homes meet our standards and our homebuyers’ expectations. We believe our prompt and courteous responses to homebuyers’ needs throughout the homebuying process help reduce post-closing repair costs, enhance our reputation for quality and service, and help encourage repeat and referral business from homebuyers and the real estate community. We also have employees who are responsible for responding to homebuyers’ post-closing needs, including warranty claims.
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
Local Expertise
To maximize KBnxt’s effectiveness and help ensure its consistent execution, our employees are continuously trained on KBnxt principles and are evaluated based on their achievement of relevant operational objectives. We also believe that our business requires in-depth knowledge of local markets in order to acquire land in preferred locations and on favorable terms, to engage subcontractors, to develop communities that meet local demand, to anticipate consumer tastes in specific markets, and to assess local regulatory environments. Accordingly, we operate our business through divisions with trained personnel who have local market expertise. We have experienced management teams in each of our divisions. Though we centralize certain functions (such as promotional marketing, legal, purchasing administration, product development, architecture and accounting) to benefit from economies of scale, our local management exercises considerable autonomy in identifying land acquisition opportunities, developing and implementing product and sales strategies, and controlling costs.
Community Development and Land Inventory Management
Our community development process generally consists of four phases: land acquisition, land development, home construction and deliveries. Historically, our community development process has ranged from six to 24 months in our West Coast segment, with a somewhat shorter duration in our other homebuilding segments. The community development process varies based on, among other things, the extent of government approvals required, the overall size of a particular community, necessary site preparation activities, the type of product(s) that will be offered, weather conditions, promotional marketing results, consumer demand and local and general economic and housing market conditions.
Although they vary significantly in size and complexity, our communities typically consist of 50 to 250 lots ranging in size from 2,200 to 13,000 square feet. In our communities, we typically offer from three to 15 home design choices. We also generally build one to three model homes at each community so that prospective buyers can preview various products available. Depending on the community, we may offer premium lots containing more square footage, better views and/or location benefits.
The following table summarizes our community count in each of our homebuilding reporting segments:

As of November 30,	West Coast	Southwest	Central	Southeast	Total
2012	46	17	91	37	191
2011	72	25	93	44	234
Land Acquisition and Land Development. We continuously evaluate land acquisition opportunities as they arise against our investment return and marketing standards, balancing competing needs for financial strength, liquidity and land inventory for future growth. When we acquire land, we generally focus on land parcels containing fewer than 250 lots that are fully entitled for residential construction and are either physically developed to start home construction (referred to as “finished lots”) or partially finished. Acquiring finished or partially finished lots enables us to construct and deliver homes with minimal additional development work or expenditures. We believe this is a more efficient way to use our working capital and reduces the operating risks associated with having to develop and/or entitle land, such as unforeseen improvement costs and/or changes in market conditions. However, depending on market conditions and available opportunities, including opportunities to secure certain finished lots, we may acquire undeveloped and/or unentitled land. We expect that the overall balance of undeveloped, unentitled, entitled and finished lots in our inventory will vary over time, and in implementing our strategic growth initiatives, we may acquire a greater proportion of undeveloped or unentitled land in the future.

Consistent with our KBnxt operational business model, we target geographic areas for potential land acquisitions and community development, based on the results of periodic surveys of both new and resale homebuyers in particular markets, prevailing local economic conditions, the supply and type of homes available for sale, and other research activities. Local, in-house land acquisition specialists analyze specific geographic areas to identify desirable land acquisition targets or to evaluate whether to dispose of an existing land interest. We also use studies performed by third-party specialists. Using this internal and external data, some of the factors we consider in evaluating land acquisition targets are consumer preferences; general economic conditions; prevailing and expected home sales activity and the selling prices and pricing trends of comparable new and resale homes in the subject submarket; proximity to metropolitan areas and employment centers; population, household formation and employment and commercial growth patterns; household income levels; availability of developable land parcels at reasonable cost, including estimated costs of completing land development and selling homes; our operational scale and experience in the subject submarket; and environmental compliance matters.
We generally structure our land acquisitions and land development activities to minimize, or to defer the timing of, expenditures, which enhances our returns associated with land-related investments. While we use a variety of techniques to accomplish this, we typically use contracts that give us an option or similar right to acquire land at a future date, usually at a predetermined price and for a small initial option or earnest money deposit payment. These contracts may also permit us to partially develop the underlying land prior to our acquisition. We refer to land subject to such option or similar rights as being “controlled.” Our decision to exercise a particular land option or similar right is based on the results of due diligence and continued market viability analysis we conduct after entering into a contract. In some cases, our decision to exercise a land option or similar right may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date.
In addition, we may acquire land under contracts that condition our acquisition obligation on our satisfaction with the feasibility of developing the subject land and selling homes on the land by a certain future date, consistent with our investment return and marketing standards. Our land option contracts and other similar contracts may also allow us to phase our land acquisitions and/or land development over a period of time and/or upon the satisfaction of certain conditions. We may also acquire land with seller financing that is non-recourse to us, or by working in conjunction with third-party land developers. The use of these land option contracts and other similar contracts generally allows us to reduce the market risks associated with direct land ownership and development, and to reduce our capital and financial commitments, including interest and other carrying costs.
Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. However, depending on the circumstances, our initial option or earnest money deposit may or may not be refundable to us if we abandon the related land option contract or other similar contract and do not complete the acquisition of the underlying land. In addition, if we abandon a land option contract or other similar contract, we usually cannot recover the pre-acquisition costs we incurred after we entered into the contract, including those related to our due diligence and other evaluation activities and/or partial development of the subject land, if any.
Before we commit to any land acquisition, our senior corporate and regional management evaluate the asset based on the results of our local specialists’ due diligence, third-party data and a set of defined financial measures, including, but not limited to, housing gross profit margin analyses and specific discounted, after-tax cash flow internal rate of return requirements. The criteria guiding our land acquisition and disposition decisions have resulted in our maintaining inventory in areas that we believe generally offer better returns for lower risk and lower our upfront investment in inventory.
Our inventories include land we are holding for future development, which is comprised of land where we have suspended development activity or development has not yet begun but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or parcels that have not yet been entitled and, therefore, have an extended development timeline. Land we are holding for future development also includes land where we have deferred development activity based on our belief that we can generate greater returns and/or maximize the economic performance of a community by delaying improvements for a period of time to allow earlier phases of a long-term, multi-phase community or a neighboring community to generate sales momentum or for market conditions to improve.
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts and other similar contracts in our homebuilding reporting segments as of November 30, 2012 and 2011. The table does not include approximately 326 acres owned as of November 30, 2012 and November 30, 2011 that are not currently expected to be approved for subdivision into lots.

	Homes Under Construction and Land Under Development		Land Held for Future Development		Land Under Option		Total Land Owned or Under Option
	2012	2011	2012	2011	2012	2011	2012	2011
West Coast	2,899	3,424	3,936	4,102	3,613	1,491	10,448	9,017
Southwest	1,275	1,013	7,743	8,219	534	33	9,552	9,265
Central	7,859	7,681	2,055	1,837	4,612	3,215	14,526	12,733
Southeast	1,922	1,123	4,934	5,567	3,370	2,465	10,226	9,155
Total	13,955	13,241	18,668	19,725	12,129	7,204	44,752	40,170
Reflecting our geographic diversity and relatively balanced operational footprint, as of November 30, 2012, 23% of the inventory lots we owned or controlled were located in our West Coast homebuilding reporting segment, 21% were in our Southwest homebuilding reporting segment, 33% were in our Central homebuilding reporting segment and 23% were in our Southeast homebuilding reporting segment.
The following table presents the carrying value of inventory we owned, in various stages of development, or controlled under land option contracts and other similar contracts in our homebuilding reporting segments as of November 30, 2012 and 2011 (in thousands):

	Homes Under Construction and Land Under Development		Land Held for Future Development		Land Under Option		Total Land Owned or Under Option
	2012	2011	2012	2011	2012	2011	2012	2011
West Coast	$471,650	$508,731	$337,229	$344,702	$33,718	$62,370	$842,597	$915,803
Southwest	63,456	66,770	156,159	163,413	1,830	307	221,445	230,490
Central	292,475	265,946	21,806	23,086	5,443	2,834	319,724	291,866
Southeast	154,992	87,144	153,661	195,542	14,152	10,784	322,805	293,470
Total	$982,573	$928,591	$668,855	$726,743	$55,143	$76,295	$1,706,571	$1,731,629
Home Construction and Deliveries. Following the acquisition of land and, if necessary, the development of the land into finished lots, we typically begin constructing model homes and marketing homes for sale. The time required for construction of our homes depends on the weather, time of year, availability of local trade labor and building materials and other factors. To minimize the costs and risks of unsold homes in production, we generally begin construction of a home only when we have a signed purchase contract with a homebuyer. However, cancellations of home purchase contracts prior to the delivery of the underlying homes, the construction of attached products with some unsold units or specific strategic considerations, will result in our having unsold homes in production.
We act as the general contractor for the majority of our communities and hire experienced subcontractors to supply the trade labor and to procure some of the building materials required for all production activities. Our contracts with our subcontractors require that they comply with all laws applicable to their work, including labor laws, meet performance standards, and follow local building codes and permits. We have established national and regional purchasing programs for certain building materials, appliances, fixtures and other items to take advantage of economies of scale and garner better pricing and more reliable supply and, where available, participate in manufacturers’ or suppliers’ rebate programs. At all stages of production, our administrative and on-site supervisory personnel coordinate the activities of subcontractors to meet our production schedules and quality standards.
Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing. The amount of the deposit required varies among markets and communities. Homebuyers also may be required to pay additional deposits when they select design options for their homes. Most of our home purchase contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer’s deposits. However, we generally permit our homebuyers to cancel their obligations and obtain refunds of all or a portion of their deposits in the event mortgage financing cannot be obtained within a certain period of time, as specified in their contract. We define our cancellation rate in a given period as the total number of contracts for new homes canceled divided by the total new (gross) orders for homes during the same period. For further discussion of our cancellation rates and the factors affecting our cancellation rates, see below under “Item 1A. Risk Factors” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our “backlog” consists of homes that are under a home purchase contract but have not yet been delivered to a homebuyer. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes delivered during the current period. Our backlog at any given time will be affected by cancellations and by our community count. The number of homes delivered has historically increased from the first to the fourth quarter in any year.
Our backlog at November 30, 2012 consisted of 2,577 homes, an increase of 20% from the 2,156 homes in backlog at November 30, 2011. Our backlog at November 30, 2012 represented potential future housing revenues of approximately $618.6 million, a 35% increase from potential future housing revenues of approximately $459.0 million at November 30, 2011, resulting from the higher number of homes in backlog and a higher overall average selling price. Our backlog ratio, defined as homes delivered in the quarter as a percentage of backlog at the beginning of the quarter, will vary from quarter to quarter, depending on what portion of our backlog is under construction, and how many unsold homes we may sell and close within a quarter.
Our net orders for the year ended November 30, 2012 increased to 6,703 from 6,632 for the year ended November 30, 2011, representing the second consecutive year that full-year net orders have increased from the previous year. The value of the net orders we generated for the year ended November 30, 2012 increased 15% to $1.73 billion from $1.51 billion in the prior year. Our cancellation rate for the year was 31% in 2012, compared to a cancellation rate of 29% in 2011. Our cancellation rate was 35% in the fourth quarter of 2012, compared to 34% in the fourth quarter of 2011.
The following tables present homes delivered, net orders and cancellation rates by homebuilding reporting segment for each quarter during the years ended November 30, 2012 and 2011, and our ending backlog at the end of each quarter within those years:

	West Coast	Southwest	Central	Southeast	Total
Homes delivered
2012
First	309	170	487	184	1,150
Second	330	157	536	267	1,290
Third	541	186	700	293	1,720
Fourth	765	170	843	344	2,122
Total	1,945	683	2,566	1,088	6,282
2011
First	224	158	363	204	949
Second	353	183	475	254	1,265
Third	524	232	611	236	1,603
Fourth	656	270	706	363	1,995
Total	1,757	843	2,155	1,057	5,812
Net orders
2012
First	289	140	547	221	1,197
Second	600	229	900	320	2,049
Third	658	154	765	323	1,900
Fourth	619	140	485	313	1,557
Total	2,166	663	2,697	1,177	6,703
2011
First	404	206	448	244	1,302
Second	542	270	838	348	1,998
Third	581	259	677	321	1,838
Fourth	490	172	517	315	1,494
Total	2,017	907	2,480	1,228	6,632

	West Coast	Southwest	Central	Southeast	Total
Cancellation rates
2012
First	34%	24%	39%	37%	36%
Second	24	17	28	28	26
Third	23	16	35	27	29
Fourth	25	21	47	31	35
Total	26%	19%	37%	30%	31%
2011
First	15%	18%	39%	33%	29%
Second	22	18	29	24	25
Third	27	20	34	30	29
Fourth	28	27	41	33	34
Total	24%	21%	35%	30%	29%
Ending backlog — homes
2012
First	443	173	1,078	509	2,203
Second	713	245	1,442	562	2,962
Third	830	213	1,507	592	3,142
Fourth	684	183	1,149	561	2,577
2011
First	383	187	778	341	1,689
Second	572	274	1,141	435	2,422
Third	629	301	1,207	520	2,657
Fourth	463	203	1,018	472	2,156
Ending backlog — value, in thousands
2012
First	$150,638	$32,139	$177,998	$99,176	$459,951
Second	301,652	43,518	237,558	110,680	693,408
Third	327,528	40,727	251,900	124,589	744,744
Fourth	248,790	40,206	204,473	125,157	618,626
2011
First	$126,258	$27,970	$132,164	$67,242	$353,634
Second	172,147	43,572	199,350	86,475	501,544
Third	211,360	51,262	199,503	97,205	559,330
Fourth	161,987	37,071	168,512	91,380	458,950
Land and Raw Materials
Based on our current strategic plans, we strive to own or control land sufficient to meet our forecasted production goals for the next three to five years. As discussed above under “Strategy,” in 2013 we intend to acquire additional land subject to conditions in the housing markets, the overall economy and the capital, credit and financial markets. However, we may also decide to sell certain land or land interests as part of our marketing strategy or for other reasons.
The principal raw materials used in the construction of our homes are concrete and forest products. In addition, we use a variety of other construction materials in the homebuilding process, including drywall and plumbing and electrical items. We attempt to enhance the efficiency of our operations by using, where practical, standardized materials that are commercially available on competitive terms from a variety of sources. In addition, our national and regional purchasing programs for certain building materials, appliances, fixtures and other items allow us to benefit from large quantity purchase discounts and, where available, manufacturer or supplier rebates. When possible, we arrange for bulk purchases of these products at favorable prices from manufacturers and suppliers. Although our purchasing strategies have helped us in negotiating favorable prices for raw materials, in 2012, we encountered higher prices for lumber, drywall, concrete and other materials, and labor due to increased residential construction activity, and we expect to see additional cost increases if and as the present housing recovery progresses, as discussed further below under “Competition, Seasonality, Delivery Mix and Other Factors.”
Customer Financing
Our homebuyers may obtain mortgage financing to purchase our homes from any provider of their choice. We do not directly offer mortgage banking services or originate residential consumer mortgage loans (“mortgage loans”) for our customers. Prior to late June 2011, KBA Mortgage, LLC (“KBA Mortgage”), a former unconsolidated mortgage banking joint venture of a subsidiary of ours and a subsidiary of Bank of America, N.A., provided mortgage banking services to a significant proportion of our homebuyers. KBA Mortgage ceased offering mortgage banking services after June 30, 2011.
Since the third quarter of 2011, we have had a marketing services agreement with a preferred mortgage lender that offers mortgage banking services, including mortgage loan originations, to our homebuyers who elect to use the lender. The mortgage banking services are described further below under “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Services Segment.” Our preferred mortgage lender and its respective parent company are not affiliates of ours or any of our subsidiaries. We do not have any ownership, joint venture or other interests in or with our preferred mortgage lender or its respective parent company or with respect to the revenues or income that may be generated from our preferred mortgage lender providing mortgage banking services to, or originating mortgage loans for, our homebuyers. Until the first quarter of 2012, our preferred mortgage lender was MetLife Home Loans, a division of MetLife Bank, N.A., which announced in January 2012 that it was ceasing to offer forward mortgage banking services as part of its business. In March 2012, Nationstar Mortgage LLC (“Nationstar”) became our preferred mortgage lender. Nationstar began accepting new mortgage loan applications from our homebuyers on May 1, 2012.
Employees
We employ a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel, and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of our communities from their conception through the promotional marketing and delivery of completed homes.
At both December 31, 2012 and 2011, we had approximately 1,200 full-time employees. None of our employees are represented by a collective bargaining agreement.
Competition, Seasonality, Delivery Mix and Other Factors
The homebuilding industry and housing market are highly competitive with respect to selling homes; hiring trade labor, such as carpenters, roofers, electricians and plumbers; and acquiring attractive developable land. We compete for homebuyers, skilled trade workers and management talent and desirable land against numerous homebuilders, ranging from regional and national firms to small local enterprises. As to homebuyers, we primarily compete with other homebuilders on the basis of selling price, community location, availability of financing options, design, reputation, quality and amenities, including within larger residential development projects containing separate sections designed, planned and developed by such other homebuilders. In addition, we compete for homebuyers against housing alternatives other than new homes, including resale homes, apartments, single-family rentals and other rental housing. In certain markets and at times when housing demand is high, we also compete with other homebuilders and commercial and remodeling contractors to hire skilled trade labor, primarily on the basis of preexisting relationships, contract price and volume and consistency of available work. During the housing downturn, many skilled workers left construction for other industries, and in markets where there was increased residential construction activity in 2012, the smaller workforce and higher demand for trade labor created shortages of certain skilled workers, driving up costs and/or extending land development and home construction schedules. This elevated residential construction activity also caused notable increases in the cost of certain building materials, such as lumber, drywall and concrete, reflecting in part a smaller supplier base and lower production capacity than existed before the housing downturn. In 2012, we also saw higher prices for desirable land amid heightened competition with homebuilders and other developers and investors, particularly in the land-constrained areas we are strategically targeting. We expect these upward trends in construction labor, building materials and land costs to continue, and possibly intensify, in 2013 if and as the present housing recovery progresses and there is greater competition for these resources.
Our performance is affected by seasonal demand trends for housing. Traditionally, there has been more consumer demand for home purchases and we tend to generate more net orders in the mid- to late-spring and early summer months (corresponding to most of our second and part of our third quarters) than at other times of the year. With our Built to Order approach and typical home construction cycle times, this “selling season” demand results in our delivering more homes and generating higher revenues from late summer through the fall months (corresponding to part of our third and our fourth quarters). On a relative basis, the winter and early spring months within our first and part of our second quarters usually produce the fewest net orders, homes delivered and revenues, and the sequential difference from our fourth quarter to our first quarter can be significant. During the housing downturn and in 2012, these seasonal trends were somewhat less pronounced, and our overall net orders, homes delivered and revenues were generally lower than before the housing downturn. We currently expect the traditional seasonality cycle and its impact on our results to become more prominent if and as the present housing recovery progresses and the housing markets and homebuilding industry return to a more normal operating environment.
In addition to the overall volume of homes we sell and deliver, our results in a given period are significantly affected by the geographic mix of submarkets in which we operate; the number and characteristics of the new home communities we have open for sales in those submarkets; and the products we sell from those communities during the period. While there are some similarities, there are differences within and between our served markets and submarkets in terms of the quantity, size and nature of the new home communities we operate and the products we offer to consumers. These differences reflect, among other things, local homebuyer preferences; household demographics (e.g., large families or working professionals; income levels); and geographic context (e.g., urban or suburban; availability of reasonably-priced finished lots; development constraints; residential density), and the shifts that can occur in these factors over time. These structural factors in each market and submarket will affect the costs we incur and the time it takes to locate, acquire rights to and develop land, open new home communities for sales and market and build homes; the size of our homes; our selling prices (including the contribution from homebuyers’ purchases of design options); and the pace at which we sell homes and close out communities. Therefore, our results in any given period will fluctuate compared to other periods based on the proportion of homes delivered from areas with higher or lower selling prices and on the corresponding land and overhead costs incurred to generate those deliveries, as well as from our overall community count. In 2012, we targeted opening more of our new home communities for sales in higher-performing, choice locations — predominately in land-constrained areas that feature higher household incomes — where customers are more likely to choose larger home sizes and purchase more design options, key drivers for our home selling prices and housing gross profit margins. Due in part to this strategic focus, in the second, third and fourth quarters of 2012, we posted favorable year-over-year results in revenues as we delivered more homes from these submarkets. At the same time, we had modest year-over-year growth in net orders in each period due largely to sequential declines in our overall community count, as we closed out older communities more quickly than we were able to develop and open new communities in our strategically-targeted areas. In 2013, we plan to continue our approach of opening new home communities for sales in locations with the above-described demand characteristics, and we anticipate that we will have more new home communities open for sales than we did in 2012.
Financing
We do not generally finance the development of our communities with project financing. By “project financing,” we mean proceeds of loans from parties other than land sellers that are specifically obtained for, or secured by, particular communities or other inventory assets. Instead, our operations have historically been funded by results of operations, public debt and equity financing. Depending on market conditions in 2013, we may obtain project financing, or secure external financing with community or other inventory assets that we own or control. We may also arrange or engage in equity or debt capital markets, bank loan, credit facility, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through tender offers, exchange offers, private exchanges, open market purchases or other means, and may include potential new issuances of equity or senior notes or other debt through public offerings, private placements or other arrangements to raise new capital for land acquisition, land development and other business purposes and/or to effect repurchases of our outstanding senior notes or other debt. Our ability to engage in such financial transactions, however, may be constrained by economic or capital markets or bank lending conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
Environmental Compliance Matters
As part of our due diligence process for land acquisitions, we often use third-party environmental consultants to investigate potential environmental risks, and we require disclosures and representations and warranties from land sellers regarding environmental risks. Despite these efforts, there can be no assurance that we will avoid material liabilities relating to the existence or removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned or controlled by us. No estimate of any potential liabilities can be made although we may, from time to time, acquire property that requires us to incur environmental clean-up costs after conducting appropriate due diligence, including, but not limited to, using detailed investigations performed by environmental consultants. In such instances, we take steps prior to acquisition of the land to gain reasonable assurance as to the precise scope of work required and the costs associated with removal, site restoration and/or monitoring. To the extent contamination or other environmental issues have occurred in the past, we will attempt to recover restoration costs from third parties, such as the generators of hazardous waste, land sellers or others in the prior chain of title and/or their insurers. Based on these practices, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our consolidated financial statements. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the EPA as being a “Superfund” clean-up site requiring remediation, which could have a material effect on our future consolidated financial statements. Costs associated with the use of environmental consultants are not material to our consolidated financial statements.
Access to Our Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make our public SEC filings available, at no cost, through our investor relations website at www.investor.kbhome.com, as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. We will also provide these reports in electronic or paper format free of charge upon request made to our investor relations department at investorrelations@kbhome.com or at our principal executive offices. We intend for our investor relations website to be the primary location where investors and the general public can obtain announcements regarding and can learn more about our financial and operational performance, business plans and prospects, and our board of directors, our senior executive management team, and our corporate governance policies, including our articles of incorporation, by-laws, corporate governance principles, board committee charters, and ethics policy. We webcast and archive quarterly earnings calls and other investor events in which we participate or host, and post related materials, on our investor relations website. Interested persons can register on our investor relations website to receive prompt notifications of new SEC filings, press releases and other information posted there. However, the content available on or through our primary website at www.kbhome.com or our investor relations website, including our sustainability reports, is not incorporated by reference in this report or in any other filing we make with the SEC. Our references in our SEC filings or otherwise to materials posted on or to any content available on or through our websites are intended to be inactive textual or oral references only. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Item 1A.	RISK FACTORS
The following important factors could adversely impact our business. These factors could cause our actual results to differ materially from the forward-looking and other statements that (i) we make in registration statements, periodic reports and other filings with the SEC and from time to time in our news releases, annual reports and other written reports or communications, (ii) we post on or make available through our primary website at www.kbhome.com or our investor relations website at www.investor.kbhome.com, and (iii) our personnel and representatives make orally from time to time.
The recent improvement in housing market conditions following a prolonged and severe housing downturn may not continue, and any slowing or reversal of the present housing recovery generally, or in our served markets, or for the homebuilding industry may materially and adversely affect our business and consolidated financial statements.
In 2012, several housing markets stabilized and began recovering after years of weak demand and excess supply during the housing downturn. In these markets, there were generally more sales of new and resale homes, higher selling prices and fewer homes available for sale, in each case as compared to the prior year. There were also more overall housing starts and construction permits authorized in the U.S., reflecting increased residential construction activity. These trends have been driven in large part by record-low interest rates for mortgage loans that, in combination with relatively low home selling prices, have made homeownership more affordable compared to historical levels and to rental housing costs, which have been rising over the past few years.
With the emerging housing recovery, we and other homebuilders for the most part reported higher orders and deliveries and better financial results in 2012 than in 2011, a year in which a record-low number of new homes were sold in the country. However, the improved conditions did not (and may not) extend to a number of housing markets we serve, and some markets have been stronger than others. We expect that such unevenness will continue in 2013 and beyond whether or not the present housing recovery progresses, and that prevailing conditions in various housing markets will fluctuate, perhaps significantly and unfavorably in future periods. In addition, while some of the many negative factors that contributed to the housing downturn may have moderated in 2012, several remain, and they could return and/or intensify to inhibit any future improvement in housing market conditions in 2013. These negative factors include (a) weak general economic and employment growth that, among other things, restrains consumer incomes, consumer confidence and demand for homes; (b) elevated levels of mortgage loan delinquencies, defaults and foreclosures that could add to a “shadow inventory” of lender-owned homes that may be sold in competition with new and other resale homes at low “distressed” prices or that generate short sales activity at such price levels; (c) a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, which undermines their ability to purchase another home that they otherwise might desire and be able to afford; (d) volatility and uncertainty in domestic and international financial, credit and consumer lending markets amid slow growth or recessionary conditions in various regions around the world; and (e) tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, more conservative appraisals, higher loan-to-value ratios and extensive buyer income and asset documentation requirements. Additional headwinds may come from the efforts and proposals of lawmakers to reduce the debt of the federal government through tax increases and/or spending cuts, and financial markets’ and businesses’ reactions to those efforts and proposals, which could impair economic growth. Given these factors, we can provide no assurance that the present housing recovery will continue or gain further momentum, whether overall or in our served markets.
The present housing recovery is relative to an extremely low level of consumer demand for homes, home sales and new residential construction activity, reflecting the severity of the housing downturn. Even with the upturn in 2012, our and the homebuilding industry’s sales, deliveries, revenues and profitability remain well below, and may not return to, the peak levels reached shortly before the housing downturn began. If, on an overall basis or in our served markets, the present housing recovery stalls or does not continue at the same pace, or any or all of the negative factors described above persist or worsen, particularly if there is limited economic growth or a decline, low growth or decreases in employment and consumer incomes, and/or continued tight mortgage lending standards and practices, there would likely be a corresponding adverse effect on our business and our consolidated financial statements, including, but not limited to, the number of homes we deliver, our average selling prices, the amount of revenues we generate and our ability to operate profitably, and the effect may be material.
Continued or additional tightening of mortgage lending standards and practices or mortgage financing requirements or volatility in financial, credit and consumer lending markets could adversely affect the availability of mortgage loans for potential purchasers of our homes and thereby reduce our sales.
Since 2008, the mortgage lending and mortgage finance industries have experienced significant instability due to, among other things, relatively high rates of delinquencies, defaults and foreclosures on mortgage loans and a corresponding decline in their market value and the market value of securities backed by such loans, although there was some modest improvement in these areas in 2012. The delinquencies, defaults and foreclosures have been driven in part by persistent poor economic and employment conditions, which have negatively affected borrowers’ incomes, and by a decline in the values of many existing homes in various markets below the principal balance of the mortgage loans secured by such homes. A number of providers, purchasers and insurers of mortgage loans and mortgage loan-backed securities have gone out of business or exited the market, with most mortgage loans currently being originated under programs offered or supported by government agencies or government-sponsored enterprises — principally, the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”), the Federal National Mortgage Association (also known as “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (also known as “Freddie Mac”). Compared to prior periods, this instability and increased government role in the mortgage financing market has led to reduced availability of mortgage loan products (particularly subprime and nonconforming loans), and tighter lending standards and practices for mortgage loans, as described above. As a result, it is generally more difficult for some categories of borrowers to finance the purchase of homes, including our homes. Overall, these factors have slowed the housing market’s recovery, caused volatility in and generally elevated cancellation rates for us and other homebuilders, and reduced demand for homes, including our homes. If these factors continue, or if mortgage lending standards and practices further tighten, we expect that there would be a material adverse effect on our business and our consolidated financial statements, particularly since we depend on third-party lenders (including our preferred mortgage lender Nationstar) to provide mortgage loans to our homebuyers.
Further tightening of mortgage lending standards and practices and/or reduced credit availability for mortgages may also result from the implementation of regulations under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Among other things, the Dodd-Frank Act established several requirements (including risk retention obligations) relating to the origination, securitizing and servicing of, and consumer disclosures for, mortgage loans. In addition, U.S. and international banking regulators have proposed or enacted higher capital standards and requirements for financial institutions. These standards and requirements, as and when implemented, are expected to further reduce the availability of and/or increase the costs to borrowers to obtain mortgage loans. Federal regulators and lawmakers are also considering steps that may significantly reduce the ability or authority of the FHA, Fannie Mae and Freddie Mac to purchase or insure mortgage loans under the programs that many lenders use to originate mortgage loans. Further, since 2010, lenders and other mortgage banking services providers, brokers and other institutions, or their agents, have been under intense regulatory scrutiny and the targets of several civil actions by investors and government agencies regarding mortgage loan underwriting practices and/or representations made in connection with selling mortgage loans into private or Fannie Mae- or Freddie Mac-backed securitized pools. If such scrutiny and civil actions result in lenders and other mortgage banking services providers and brokers having to adjust their operations and/or pay significant amounts in damages or fines, they may further curtail or cease their mortgage loan origination activities due to reduced liquidity or to mitigate perceived risks.

In 2012, the Federal Reserve announced that it would purchase each month billions of dollars of longer-term Treasury securities and mortgage loan-backed securities of Fannie Mae, Freddie Mac and the Government National Mortgage Association (or “Ginnie Mae,” which guarantees securities composed of FHA- and VA-qualified mortgage loans) until it determines that there is sufficient improvement in U.S. employment levels. It expects that this action will maintain downward pressure on longer-term interest rates, support mortgage markets and help to make broader financial conditions more accommodative. While the Federal Reserve’s action has helped to lower mortgage loan interest rates, it is unclear whether the program will be successful in keeping such interest rates low or in meeting the Federal Reserve’s policy goals, or for how long it will be in place. Even if the program does keep mortgage loan interest rates at low levels, many potential homebuyers may still be unable to obtain mortgage loans to purchase homes, including our homes, if mortgage lending standards and practices remain tight or tighten further, or if lenders curtail or cease mortgage loan origination activity due to regulatory requirements and/or liquidity or risk concerns.
Third-party lenders may not complete mortgage loan originations for our homebuyers in a timely manner or at all, which can lead to cancellations and lower our backlog of net orders, or to significant delays in delivering homes and our recognizing revenues from those home sales.
Our homebuyers may obtain mortgage financing for their home purchases from any lender or other provider of their choice. If, due to credit or consumer lending market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or regulatory restrictions related to the Dodd-Frank Act or other laws, or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our homebuyers, the number of homes we deliver and our consolidated financial statements may be materially and adversely affected. For instance, tight mortgage lending standards and practices for mortgage loans have in recent periods led to significant delays in delivering homes and/or have caused some potential homebuyers to cancel their home purchase contracts with us. We can provide no assurance that these tight mortgage lending conditions will relax or reverse in the foreseeable future.
In addition, in the first half of 2012, as we ended a preferred mortgage lender relationship with a provider that had decided to cease offering forward mortgage banking services and were transitioning to Nationstar as our preferred mortgage lender, we experienced significant disruptions to our business due to the inability or unwillingness of several independent third-party lenders to complete in a timely fashion or at all the mortgage loan originations they had started for our homebuyers. As a result, in our first quarter and for part of the second quarter of 2012, we had an elevated level of cancellations and delayed closings, which negatively affected our net orders and revenues. Nationstar began accepting new mortgage loan applications from our homebuyers on May 1, 2012, and is providing more consistent execution and completion of mortgage loan originations for our homebuyers who choose to use Nationstar. Based on the number of homes delivered in the month of November 2012, approximately 58% of our homebuyers used Nationstar to finance the purchase of their home. Compared to most of the first half of 2012, Nationstar’s performance as our preferred lender has helped to provide more stability in the conversion of our backlog into home deliveries and revenues. Although we expect continued improvement in this area as our relationship with Nationstar as our preferred mortgage lender further matures and Nationstar becomes more closely integrated with our operations, we can provide no assurance as to Nationstar’s ability or willingness to provide mortgage loans and other mortgage banking services to our homebuyers in future periods (whether due to the factors discussed above or otherwise), or as to its performance in doing so, or that Nationstar will remain our preferred mortgage lender. If Nationstar’s performance declines or Nationstar decides to end, or we decide to terminate, our relationship, we may experience mortgage loan funding issues similar to those we experienced in the first half of 2012 (as described in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report), which would likely have a material adverse impact on our business and our consolidated financial statements. Our strategic intention is to reestablish a mortgage banking joint venture with a lender or other provider, but we can provide no assurance that we will be able to do so.
Our current strategies may not generate improved financial and operational performance, and the continued implementation of these and other strategies may not be successful.
We believe the integrated strategic actions we have taken during the housing downturn strengthened our overall business and that our current primary strategies, as described above under “Item 1. Business — Strategy,” will enable us to grow our business and achieve and maintain profitability at the scale of prevailing market conditions for 2013. However, these strategies may prove to be unsuitable for some or all of our served markets in 2013, and we can provide no guarantee that these strategies will be successfully or productively implemented or, even if they are implemented as designed, that they will generate growth and earnings, or that we will achieve in 2013 or beyond positive operational or financial results or results in any particular metric or measure equal to or better than our 2012 performance, or perform in any period as well as other homebuilders. In particular, our strategic effort to broaden our performing asset base by activating certain inventory that was previously held for future development may not generate positive results as many of these assets are located in submarkets that have only recently begun to stabilize. We also cannot provide any assurance that we will be able to maintain these strategies in 2013 and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of these strategies, although we cannot guarantee that any such changes will be successful. The failure of any one or more of our present strategies, or the failure of any adjustments or alternative strategies that we may pursue or implement, to be successful will likely have an adverse effect on our ability to grow and increase the value of our business and on our consolidated financial statements, as well as on our overall liquidity, and the effect could be material.
The success of our present strategies and our long-term performance depends on the availability of finished and partially finished lots and undeveloped land that meet our investment return and marketing standards.
The availability of finished and partially finished lots and undeveloped land that meet our investment return and marketing standards depends on a number of factors outside of our control, including land availability in general, geographical/topographical constraints, land sellers’ business relationships with other homebuilders, developers or investors, climate conditions, competition with other homebuilders and land buyers for desirable property, financial and credit market conditions, legal or government agency processes (particularly for land that is part of bankruptcy estates or is held by financial institutions taken over by government agencies), inflation in land prices, zoning, allowable housing density, our ability and the costs to obtain building permits, the amount of environmental impact fees, property tax rates and other regulatory requirements. Should suitable lots or land become less available, the number of homes that we may be able to build and sell could be reduced, and the cost of attractive land could increase, perhaps substantially, which could adversely impact our consolidated financial statements including, but not limited to, our housing gross profit margins, and our ability to maintain ownership or control of a sufficient supply of developed or developable land inventory. The availability of suitable land could also affect the success of our current strategies, and if we decide to reduce our acquisition of new land in 2013 due to a lack of available assets that meet our standards, our ability to increase our community count, to grow our revenues and housing gross profit margins, and to achieve or maintain profitability, would likely be constrained and could have a material adverse effect on our consolidated financial statements.
The value of the land and housing inventory we own or control may fall significantly.
The value of the inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, this inventory. The market value of our inventory can vary considerably because there is often a significant amount of time between our acquiring control or taking ownership of land and the delivery of homes on that land. The negative conditions of the housing downturn, which generally depressed home sales and selling prices, caused the fair value of certain of our owned or controlled inventory to fall, in some cases well below the estimated fair value at the time we acquired ownership or control. Even with the improved housing market conditions in 2012, local submarket-specific or other factors led to a decrease in the fair value of certain of our inventory and such decreases may occur in 2013 whether or not the present housing recovery progresses. Based on our periodic assessments of inventory for recoverability, during the housing downturn and in 2012, we have written down the carrying value of certain of our inventory to its estimated fair value, including inventory that we have previously written down, and recorded corresponding charges against our earnings to reflect the impaired value. We have also taken charges in connection with abandoning our interests in certain land controlled under land option contracts and other similar contracts that no longer met our investment return or marketing standards. If in 2013 the present housing recovery slows or reverses, or if particular submarkets experience challenging or unfavorable changes in prevailing conditions, we may need to take additional charges against our earnings for inventory impairments or land option contract abandonments, or both, to reflect changes in fair value of land or land interests in our inventory, including assets we have previously written down. Any such charges could have a material adverse effect on our consolidated financial statements, including our ability to achieve or maintain profitability.
Our business is cyclical and is significantly affected by changes in general and local economic conditions.
Our operations and consolidated financial statements can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	employment levels and job and personal income growth;

•	housing demand from population growth, household formation and other demographic changes, among other factors;

•	availability and pricing of mortgage financing for homebuyers;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	U.S. and global financial system and credit market stability;

•	private party and government mortgage loan programs (including changes in FHA, Fannie Mae- and Freddie Mac-

conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses;

•	supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing;

•	homebuyer interest in our current or new product designs and new home community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and

•	real estate taxes.
Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate.
Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, droughts and fires), and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business.
The potential difficulties described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to develop the land and build our homes. We may not be able to recover these increased costs by raising prices because of market conditions and because the price of each home we sell is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before home construction begins. The potential difficulties could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether. Reflecting the difficult conditions in our served markets during the housing downturn, we have experienced volatility in our net orders and cancellation rates in recent years, and if the present housing recovery slows or reverses, we may experience similar or increased volatility in 2013. If we do, there could be a material adverse effect on our consolidated financial statements.
Home prices and sales activity in the particular markets and regions in which we do business materially affect our consolidated financial statements because our business is concentrated in these markets.
Home selling prices and sales activity in some of our key served markets have declined from time to time for market-specific reasons, including adverse weather, high levels of foreclosures, short sales and sales of lender-owned homes, and lack of affordability or economic contraction due to, among other things, the departure or decline of key industries and employers. If home selling prices or sales activity decline in one or more of our key served markets, including California, Florida, Nevada or Texas, our costs may not decline at all or at the same rate and, as a result, our consolidated financial statements may be materially and adversely affected. Adverse conditions in California, where we are the state’s largest homebuilder based on new home sales, would have a particularly material effect on our consolidated financial statements as a significant proportion of our inventory-related investments since late 2009 were made, and in 2013 are expected to be made, in that state. California’s state government and many of its regional and local governments have struggled to balance their budgets due to a number of factors that in part reflect the impact of the 2007-2009 economic recession.  These include lower tax revenues; higher debt service, public employee pension and social welfare obligations; lower federal government support; and, for regional and local governments and redevelopment agencies, various reductions, eliminations or reversals of state government support.  As a result, there have been, and lawmakers have proposed making additional, significant cuts to government departments, subsidies, programs and public employee staffing levels, and taxes and fees have been raised, and lawmakers have proposed additional tax and fee increases, in an effort to balance governmental budgets.  A few municipalities have declared bankruptcy, and others are considering such a step.  California lawmakers’ efforts at all governmental levels to address ongoing and/or projected budget deficits through spending cuts and/or efforts to increase governmental revenues, could, among other things, cause businesses and residents to leave the state, or discourage businesses or households from coming to the state, which would limit economic growth; cause significant delays in obtaining required inspections, permits or approvals with respect to residential development at our new home communities located in the state, or result in higher costs for such permits or approvals; and could delay or prevent the release or repayment by applicable municipalities and other government agencies of performance bonds, letters of credit and/or similar deposits we have made in connection with our residential development activities.  These negative impacts could adversely affect our ability to generate net orders and revenues and/or to maintain or increase our gross profit margins from our California operations.

Supply shortages and other risks related to demand for building materials and/or skilled trade labor could increase costs and delay deliveries.
As discussed above under “Item 1. Business — Competition, Seasonality, Delivery Mix and Other Factors,” there is a high level of competition in the homebuilding industry and the housing market for skilled trade labor and building materials that can, among other things, cause increases in land development and home construction costs and development and construction delays. Also, in 2012, a smaller pool of skilled trade labor due to the housing downturn led to shortages in some markets that experienced increased residential construction activity, and such shortages could occur in 2013 if and as the present housing recovery progresses. Shortages or upward price fluctuations in lumber, drywall, concrete and other building materials, and labor, whether due to a small supplier base or supplier capacity constraints, increased residential construction activity, international demand, the occurrence of or rebuilding after natural disasters or other reasons, can also have an adverse effect on our business. We generally are unable to pass on increases in land development and home construction costs to homebuyers who have already entered into home purchase contracts, as the purchase contracts generally fix the price of the home at the time the contract is signed, and may be signed well in advance of when home construction commences. We also may not be able to raise our selling prices to cover such increases in land development and home construction costs because of market conditions, including competition for homebuyers with other homebuilders and resale homes. Sustained increases in land development and home construction costs due to higher trade labor rates or elevated lumber, drywall, concrete and other building materials prices may, among other things, decrease our housing gross profit margins, while shortages of skilled trade labor or building materials due to competition or other factors may delay deliveries and our recognition of revenues. As a result, these negative items, individually or together, can have a material and adverse impact on our consolidated financial statements.
Inflation may adversely affect us by increasing costs that we may not be able to recover, particularly if selling prices decrease, and the impact on our performance and our consolidated financial statements could be material.
Inflation can have an adverse impact on our consolidated financial statements because increasing costs for land, skilled trade labor or building materials could require us to increase our home selling prices in an effort to maintain satisfactory housing gross profit margins. In 2010 and 2011, worldwide demand for certain commodities and monetary policy actions led to price increases and price volatility for raw materials that are used in land development and home construction, including lumber and metals. Additionally, increased residential construction activity in 2012 in combination with a relatively small supplier base boosted prices for lumber, drywall, concrete and other raw materials, and these trends are expected to continue in 2013 if and as the present housing recovery progresses. These pricing trends, taken together with U.S. and international central bank and governmental policies and programs designed to boost economic growth, may lead to a general increase in inflation. However, we may not be able to increase our home selling prices to cover cost inflation due to market conditions, and may need to hold or reduce our selling prices in order to compete for home sales. If determined necessary, our lowering of home selling prices, in addition to impacting our housing gross profit margins, may also reduce the value of our land inventory, including the assets we have purchased in recent years, and make it more difficult for us to fully recover the cost of previously purchased land with our home selling prices or, if we choose, in disposing of land. In addition, depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. We may incur charges against our earnings for inventory impairments if the value of our owned inventory is reduced or for land option contract abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial as we experienced in certain periods during the housing downturn. Inflation may also increase interest rates for mortgage loans and thereby reduce demand for our homes and lead to lower revenues, as well as increase the interest rates for external financing.
Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.
We incur many costs before we begin to build homes in a community. Depending on the stage of development a land parcel is in when acquired, such costs may include costs of preparing land; finishing and entitling lots; installing roads, sewers, water systems and other utilities; taxes and other costs related to ownership of the land on which we plan to build homes; and promotional marketing and overhead expenses to prepare for the opening of a new home community for sales. In addition, local municipalities may impose requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, or if we delay the opening of new home communities for sales due to adjustments in our marketing strategy or other reasons, each of which has occurred throughout the housing downturn, we may incur additional costs and it will take a longer period of time for us to recover our costs, including the costs we incurred in acquiring and developing land in recent years. Furthermore, due to market conditions during the housing downturn, we have abandoned some land option contracts and other similar contracts to purchase land, resulting in the forfeiture of non-refundable deposits and unrecoverable pre-acquisition costs. If the present housing recovery slows or reverses in 2013, we may decide to abandon certain land option contracts and other similar contracts, and sell certain land at a loss, and the costs of doing so may be adverse and material to our consolidated financial statements.

Some homebuyers may cancel their home purchases because the required deposits are small and sometimes refundable.
Our backlog at a given point in time reflects the number of homes under a home purchase contract that have not yet been delivered to a homebuyer. Our home purchase contracts typically require only a small deposit, and in some circumstances, the deposit is refundable prior to closing. If the prices for new homes decline, competitors increase their use of sales incentives, lenders and others increase their efforts to sell resale homes, trade labor or building materials shortages delay our home construction cycle times, mortgage loan interest rates increase, the availability of mortgage financing further diminishes or there is continued weakness or a downturn in local or regional economies or the national economy and in consumer confidence, customers may cancel their existing home purchase contracts with us because they have been unable to finalize their mortgage financing for the purchase, desire to move into a home earlier than we can deliver it, or in order to attempt to negotiate for a lower price or explore other options or for other reasons they are unable or unwilling to complete the purchase. In recent years, we have experienced volatile cancellation rates, in part due to these reasons and in part due to the mortgage loan funding issues arising from the 2012 transition of our preferred mortgage lending relationship. To the extent they continue, volatile cancellation rates resulting from these conditions, or otherwise, could have a material adverse effect on our business and our consolidated financial statements.
Interest rate increases or changes in federal lending programs or regulations could lower demand for our homes.
Nearly all of our customers finance the purchase of their homes. Before the housing downturn began, historically low interest rates and the increased availability of specialized mortgage loan products, including products requiring no or low down payments, and interest-only and adjustable-rate mortgage loans, made purchasing a home more affordable for a number of customers and more available to customers with lower credit scores. Increases in interest rates and/or decreases in the availability of mortgage financing or of certain mortgage loan products or programs may lead to fewer mortgage loans being provided, higher credit risk/mortgage loan insurance premiums and/or other fees, increased down payment and extensive buyer income and asset documentation requirements, or a combination of the foregoing, and, as a result, reduce demand for our homes and increase our cancellation rates.
Due to the volatility and uncertainty in the credit markets and in the mortgage lending and mortgage finance industries since 2008, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase or insure mortgage loans and mortgage loan-backed securities, and its insurance of mortgage loans through the FHA and the VA. FHA backing of mortgage loans has been particularly important to the mortgage finance industry and to our business. The availability and affordability of mortgage loans, including interest rates for such loans, could be adversely affected by a scaling back or termination of the federal government’s mortgage loan-related programs or policies. The FHA, for instance, intends to increase its annual insurance premiums in 2013, and could, among other actions, extend the period that such premiums are charged to borrowers, further increase such premiums or other fees and/or raise its standards on the loans it will insure in order to address the significant cash reserve deficit (relative to its projected losses from delinquent loans) it reported in November 2012. These steps, whether individually or collectively taken, could prevent some homebuyers from qualifying for mortgage loans to purchase homes, including our homes. In addition, given growing federal budget deficits, the U.S. Treasury may not be able to continue, or may be required by future legislation or regulation to cease, supporting the mortgage loan-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels.
Because Fannie Mae-, Freddie Mac-, FHA- and VA-backed mortgage loans have been an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of, or higher consumer costs for, such government-backed financing could reduce our net orders and adversely affect our consolidated financial statements, and the effect could be material.
Tax law changes could make home ownership more expensive or less attractive.
Under current tax law and policy, significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s or household’s federal, and in some cases state, taxable income subject to various limitations. For instance, under the American Taxpayer Relief Act of 2012, which was signed into law in January 2013, the federal government enacted higher income tax rates and limits on the value of tax deductions for certain high-income individuals and households. If the federal government or a state government changes or further changes its income tax laws, as some lawmakers have proposed, by eliminating, limiting or substantially reducing these income tax benefits, the after-tax cost of owning a home could increase substantially. Any additional increases in personal income tax rates and/or additional tax deduction limits or restrictions enacted at the federal or state levels, could adversely impact demand for and/or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be material.

We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, which can cause us to suffer delays and incur costs associated with compliance and which can prohibit or restrict homebuilding activity in some regions or areas. The impact of such requirements, individually or collectively, could be adverse and material to the implementation of our strategic growth initiatives and our consolidated financial statements.
Our homebuilding business is heavily regulated and subject to a significant amount of local, state and federal regulation concerning zoning, natural and other resource protection, building designs, land development and home construction methods and similar matters, as well as governmental taxes, fees and levies on the acquisition and development of land parcels. These regulations often provide broad discretion to government authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of a specified development project or a number of projects in particular markets. We may also experience delays due to a building permit moratorium or regulatory restrictions in any of the locations in which we operate, which can affect the balance of land held for future development in our inventory.
In addition, we are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. As discussed below with respect to potential climate change impacts, these laws and regulations, and/or evolving interpretations thereof, may cause delays in our land development and in our construction and delivery of new homes, may cause us to incur substantial compliance and other costs, and can prohibit or restrict homebuilding activity in certain regions or areas.
As discussed above under “Item 1. Business — Environmental Compliance Matters,” environmental laws may also impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of those substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on land that we have sold in the past.
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
As discussed above under “Item 1. Business — Competition, Seasonality, Delivery Mix and Other Factors,” we face significant competition in several areas of our business from other homebuilders and participants in the overall housing industry. These competitive conditions can result in:

•	our delivering fewer homes;

•	our selling homes at lower prices;

•	our offering or increasing sales incentives, discounts or price concessions for our homes;

•	our experiencing lower housing gross profit margins, particularly if we cannot raise our selling prices to cover increased land development, home construction or overhead costs;

•	our selling fewer homes or experiencing a higher number of cancellations by homebuyers;

•	impairments in the value of our inventory and other assets;

•	difficulty in acquiring desirable land that meets our investment return or marketing standards, and in selling our interests in land that no longer meet such standards on favorable terms;

•	difficulty in our acquiring raw materials and skilled management and trade labor at acceptable prices;

•	delays in the development of land and/or the construction of our homes; and/or

•	difficulty in securing external financing, performance bonds or letter of credit facilities on favorable terms.
These competitive conditions may have a material adverse effect on our business and consolidated financial statements by decreasing our revenues, impairing our ability to successfully implement our current strategies, increasing our costs and/or diminishing growth in our local or regional homebuilding businesses. During the housing downturn in particular, actions taken by our new home and housing alternative competitors reduced the effectiveness of our efforts to achieve stability or increases in home selling prices, to generate higher deliveries, revenues and housing gross profit margins, and to achieve and maintain profitability.
Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.
In the ordinary course of our homebuilding business, we are subject to home warranty and construction defect claims. We record warranty and other liabilities for the homes we deliver based primarily on historical experience in our served markets and our judgment of the risks associated with the types of homes we build. As further described in Note 13. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, our subcontractors' general liability insurance primarily takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. Because of the uncertainties inherent to these matters, we cannot provide assurance that our various insurance arrangements and our liabilities will be adequate to address all our warranty and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our consolidated financial statements. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. There can be no assurance that coverage will not be further restricted, increasing our risks and financial exposure to claims, and/or become more costly.
We engage subcontractors to perform the actual construction of our homes, and in many cases, to obtain the necessary building materials. Our contracts with our subcontractors require that they comply with all laws applicable to their work, including labor laws, meet performance standards, and follow local building codes and permits. However, we may encounter improper construction practices or the installation of defective materials in our homes, among other things. When we discover these issues, we will evaluate and if necessary, repair the homes in accordance with our new home warranty and as required by law. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers and insurers, which could have a material impact on our consolidated financial statements.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
As discussed above under “Item 1. Business — Competition, Seasonality, Delivery Mix and Other Factors,” we have experienced seasonal fluctuations in our quarterly operating results that can have a material impact on our results and our consolidated financial statements. Historically, a significant percentage of our home purchase contracts are entered into in the spring and early summer months, and we deliver a corresponding significant percentage of our homes in the late summer and fall months. As a result, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and second quarters of our fiscal year. During the housing downturn and in 2012, these seasonal trends were somewhat less pronounced, and our overall net orders, homes delivered and revenues were generally lower than before the housing downturn. We currently expect the traditional seasonality cycle and its impact on our results to become more prominent if and as the present housing recovery progresses and the homebuilding industry returns to a more normal operating environment, but we can make no assurances as to the degree to which our historical seasonal patterns will occur in 2013 and beyond, if at all.
We may be restricted in accessing external capital and to the extent we can access external capital, it may increase our costs of capital or result in stockholder dilution.
We have historically funded our operations with internally generated cash flows and external sources of debt and equity financing. However, during the housing downturn, we relied primarily on the positive operating cash flow we generated, principally through the receipt of federal income tax refunds, and from home and land sales and our efforts to reduce our overhead costs, to meet our working capital needs and repay outstanding indebtedness. In recent years, the impact of the housing downturn in reducing our stockholders’ equity and increasing our debt-to-capital ratio and volatility in the financial and credit markets made external sources of liquidity less available and more costly to us. In 2012, relatively favorable housing and credit market conditions enabled us to refinance and measurably extend the maturity of certain of our senior notes due in 2014 and 2015 through the issuance of new senior notes, albeit at somewhat higher interest rates than the refinanced debt, and to raise unrestricted cash for general business purposes. We can provide no assurances, however, that we will be able to access external credit or equity markets in 2013 at favorable terms or at all.
Market conditions in 2013 and beyond may significantly limit our ability to replace or refinance indebtedness, particularly given the ratings of our senior notes by the three principal nationally recognized registered credit rating agencies, as discussed further below. The terms of potential future issuances of indebtedness by us may be more restrictive than the terms governing our current indebtedness, and the issuance, interest and debt service expenses are likely to be higher, as was the case with the new senior notes we issued in 2012. In addition, our low stock price compared to the level reached before the housing downturn began, volatility in the stock markets, the reduction in our stockholders’ equity relative to our debt, and a decline in our unrestricted cash balance could also impede our access to the equity markets or increase the amount of dilution our stockholders would experience should we seek to raise capital through the issuance of new equity or convertible securities.
While we believe we can meet our forecasted capital requirements from our cash resources, expected future cash flow, capital markets access and the external financing sources that we anticipate will be available to us, we can provide no assurance that we will be able to do so, or do so without incurring substantially higher costs or significantly diluting existing stockholders’ interests. The adverse effects of these conditions on our business, liquidity and consolidated financial statements could be material to us.
We have a substantial amount of indebtedness in relation to our tangible net worth and unrestricted cash balance, which may restrict our ability to meet our operational and strategic goals.
As of November 30, 2012, we had total outstanding debt of $1.72 billion, total stockholders’ equity of $376.8 million, and an unrestricted cash balance of $524.8 million. The amount of our debt overall and relative to our total stockholders’ equity and unrestricted cash balance could have important consequences. For example, it could:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other business needs;

•
limit our ability to renew or, if necessary or desirable, expand the capacity of any letter of credit facilities, to obtain a revolving credit facility, and to obtain performance bonds in the ordinary course of our business;

•	require us to dedicate a substantial portion of our cash flow from operations to the collateralization or payment of our debt and reduce our ability to use our cash flow for other purposes;

•	impact our flexibility in planning for, or reacting to, changes in our business;

•
limit our ability to implement our present strategies, particularly our land acquisition and development plans and asset activation initiatives, in part due to competition from other homebuilders, developers and investors with greater available liquidity or balance sheet strength;

•	place us at a competitive disadvantage because we have more debt or debt-related restrictions than some of our competitors; and

•	make us more vulnerable in the event of weakness or a downturn in our business or in general economic or housing market conditions.
Our ability to meet our debt service and other obligations will depend on our future performance. Our business is substantially affected by changes in economic cycles. Our revenues, earnings and cash flows vary with the level of general economic activity and competition in the markets in which we operate. They could also be affected by financial, political, regulatory, environmental and other factors, many of which are beyond our control. A higher interest rate on our debt could materially and adversely affect our consolidated financial statements.
Our business may not generate sufficient cash flow from operations and external financing at a reasonable cost may not be available to us in an amount sufficient to meet our debt service obligations, fulfill the financial or operational obligations we may have under certain unconsolidated joint venture transactions, support our letter of credit facilities (including our cash-collateralized letter of credit facilities with various financial institutions (the “LOC Facilities”)), or to fund our other liquidity or operational needs. Further, if a change of control were to occur as defined in the instrument governing our $265.0 million of 9.10% senior notes due 2017 (the “$265 Million 9.10% Senior Notes”), our $350.0 million of 8.00% senior notes due 2020 (the “$350 Million 8.00% Senior Notes”) and our $350.0 million of 7.50% senior notes due 2022 (the “$350 Million 7.50% Senior Notes”), we would be required to offer to purchase these notes (but not our other outstanding senior notes) at 101% of their principal amount, together with all accrued and unpaid interest, if any. If we are unable to generate sufficient cash flow from operations, we may, given our unrestricted cash balance, need to refinance and/or restructure with our lenders or other creditors all or a portion of our outstanding debt obligations on or before their maturity, which we may not be able to do on favorable terms or at all, or raise capital through equity or convertible security issuances that would dilute existing stockholders’ interests, and the impact on our consolidated financial statements would be material and adverse.

Our ability to obtain external financing could be adversely affected by a negative change in our credit rating by a third-party rating agency.
Our ability to access the capital markets and external financing sources on favorable terms is a key factor in our ability to fund our operations and to grow our business. As of the date of this report, our credit rating by Fitch Ratings is B+, with a stable outlook, our credit rating by Moody’s Investor Services is B2, with a stable outlook, and our credit rating by Standard and Poor’s Financial Services is B, with a negative outlook. Downgrades of our credit rating by any of these principal nationally recognized registered credit rating agencies may make it more difficult and costly for us to access the capital markets and external financing sources, and could have a material adverse effect on our consolidated financial statements.
We may have difficulty in continuing to obtain the additional financing required to operate and develop our business.
Our homebuilding operations and our present strategies require significant amounts of cash and/or the availability of external financing. We have established our LOC Facilities in order to support certain aspects of our operations in the ordinary course of our business, including our acquisition of land and our development of new home communities. We anticipate that we will need to maintain these facilities in 2013, and, if necessary or desirable, we may seek to expand their capacities or enter into additional such facilities, or enter into a revolving credit facility. It is not possible to predict the future terms or availability of additional external capital or for maintaining or, if necessary or desirable, expanding the capacity of our LOC Facilities or entering into additional such facilities, or entering into a revolving credit facility. Moreover, our outstanding senior notes contain provisions that may restrict the amount and nature of debt we may incur in the future. As the financial and credit markets worldwide have been experiencing and may continue to experience volatility, there can be no assurance that we can at reasonable cost actually borrow additional funds, raise additional capital through other means, or successfully maintain or, if necessary or desirable, expand the capacity of our LOC Facilities or enter into additional such facilities or enter into a revolving credit facility, each of which depends, among other factors, on conditions in the capital markets and our perceived credit worthiness, as discussed above. If conditions in the financial and credit markets continue to be volatile or worsen, it could reduce our ability to generate sales and may hinder our future growth and impair our consolidated financial statements. Potential federal and state regulations limiting the investment activities of financial institutions, including regulations that have been or may be issued under the Dodd-Frank Act, could also impact our ability to access the capital markets, to obtain additional external financing and to maintain or, if necessary or desirable, expand our LOC Facilities or enter into additional such facilities or enter into a revolving credit facility, in each case on acceptable terms or at all.
Failure to comply with the covenants and conditions imposed by the agreements governing our indebtedness could restrict future borrowing or cause our debt to become immediately due and payable.
The indenture governing our outstanding senior notes imposes restrictions on our business operations and activities. Though it does not contain any financial maintenance covenants, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, to engage in sale-leaseback transactions involving property or assets above a specified value, and, as in the case of three of our outstanding senior notes, to engage in mergers, consolidations, and sales of assets. Due to financial and credit market conditions, we may also need to include additional covenants, obligations or restrictions in our indenture or with respect to a specific issuance of securities or to our currently outstanding securities. If we fail to comply with these covenants, obligations or restrictions, the holders of our senior notes could cause our debt to become due and payable prior to maturity or could demand that we compensate them for waiving instances of noncompliance, and, if they are successful in doing so, the impact on our consolidated financial statements would be material and adverse. In addition, a default under any series of our senior notes could cause a default with respect to our other senior notes and result in the acceleration of the maturity of all such defaulted indebtedness and other debt obligations, as well as penalties or additional fees, which would have a material adverse impact on our consolidated financial statements.
We may not realize our deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
Since the end of our 2007 fiscal year, we have generated significant net operating losses (“NOL”), and we may generate additional NOL in 2013. Under federal tax laws, we can use our NOL (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOL (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years, and we have recorded a valuation allowance against our net deferred tax assets that include the NOL (and certain related tax credits) that we have generated but have not yet realized. At November 30, 2012, we had deferred tax assets, net of deferred tax liabilities, totaling $880.1 million against which we have provided a full valuation allowance. Our ability to realize our net deferred tax assets is based on the extent to which we generate sustained profits and we cannot provide any assurances as to when and to what extent we will generate sufficient future taxable income to realize our net deferred tax assets, whether in whole or in part.

The majority of our net deferred tax asset is federal related and is valued at a 35% corporate income tax rate. If, as some lawmakers have proposed, the U.S. corporate income tax rate is lowered, we would be required to write down a roughly proportionate amount of the value of our federal net deferred tax asset to account for this lower rate. We would also need to record a corresponding write down of our valuation allowance. The lower tax rate would reduce our future federal taxes, which may put a portion of our tax credits at risk of expiring before we could use them.
In addition, the benefits of our NOL, built-in losses and tax credits would be reduced or eliminated if we experience an “ownership change,” as determined under Internal Revenue Code Section 382 (“Section 382”). A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change were to occur, Section 382 would impose an annual limit on the amount of NOL we could use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply in calculating this annual limit.
While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly-traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred. However, if an ownership change were to occur, the annual limit Section 382 may impose could result in a material amount of our NOL expiring unused. This would significantly impair the value of our NOL and, as a result, have a material negative impact on our consolidated financial statements.
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
Our consolidated financial statements could be materially and adversely affected if we are unable to obtain performance bonds and/or letters of credit.
In the course of developing our communities, we are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. We may also be required to provide performance bonds and/or letters of credit to secure our performance under various escrow agreements, financial guarantees and other arrangements. Our ability to obtain such bonds or letters of credit and the cost to do so depend on our credit rating, overall market capitalization, available capital, past operational and financial performance, management expertise and other factors, including prevailing surety market conditions, which have been tight since 2010 as providers have exited the market or substantially reduced their issuances of performance bonds and letters of credit, and the underwriting practices and resources of performance bond and/or letters of credit issuers. If we are unable to obtain performance bonds and/or letters of credit when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly in 2013 or later, we may not be able to develop or we may be significantly delayed in developing a community or communities and/or we may incur significant additional expenses, and, as a result, our consolidated financial statements, cash flows and/or liquidity could be materially and adversely affected.
Our ability to attract and retain talent is critical to the success of our business and a failure to do so may materially and adversely affect our performance.
Our officers and employees are an important resource, and we see attracting and retaining a dedicated and talented team to execute our KBnxt operational business model as crucial to our ability to achieve and maintain an advantage over other homebuilders. We face intense competition for qualified personnel, particularly at senior management levels, from other homebuilders, from other companies in the housing and real estate industries, particularly with the increased residential construction activity in 2012, and from companies in various other industries with respect to certain roles or functions. Moreover, the prolonged housing downturn and the decline in the market value of our common stock during the housing downturn have made it difficult for us to attract and retain talent, even as we are making a targeted effort to strengthen and expand certain of our local field management teams and talent as part of our strategic growth initiatives. If we are unable to continue to retain and attract qualified employees, or if we need to significantly increase compensation and benefits to do so, or, alternatively, if we are required or believe it is appropriate to reduce our overhead expenses through significant personnel reductions, our performance, our ability to achieve and maintain a competitive advantage and our consolidated financial statements could be materially and adversely affected.

Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future growth activities.
There is growing concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of natural disasters. An increased frequency or duration of extreme weather conditions and environmental events could limit, delay and/or increase the costs to develop land and build new homes and reduce the value of our land and housing inventory in locations that become less desirable to consumers or blocked to development. Projected climate change, if it occurs, may exacerbate the scarcity of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy, transportation and raw material costs that make building materials less available or more expensive, or cause us to incur compliance expenses and other financial obligations to meet permitting or land development- or home construction-related requirements that we will be unable to fully recover (due to market conditions or other factors), and reduce our housing gross profit margins and adversely effect our consolidated financial statements, potentially to a material degree. As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change impacts, could increase our costs and have a long-term adverse impact on our business and our consolidated financial statements. This is a particular concern with respect to our key West Coast homebuilding reporting segment, as California has instituted some of the most extensive and stringent environmental laws and residential building construction standards in the country.
Information technology failures and data security breaches could harm our business.
We use information technology, digital telecommunications and other computer resources to carry out important operational and promotional marketing activities and to maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources, including our primary website, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources, including our primary website, could damage our reputation and cause us to lose customers, orders, deliveries and revenues, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines and cause reputational harm, could have a material and adverse effect on our consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.

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
Nevada Development Contract Litigation
On November 4, 2011, the Eighth Judicial District Court, Clark County, Nevada set for trial a consolidated action against  KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), in a case entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc.  In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada.  LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”).  KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements.  LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements.  LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter.  The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and related loan interest charges in excess of $41 million (the “Claimed Damages”).  KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims.  At a November 19, 2012 hearing, the court denied all of the consolidated plaintiffs’ motions for summary judgment on their claims. In addition, the court granted several of KB Nevada's motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages (now excluding any punitive damages per the court’s action) plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages.  A non-jury trial, originally set for September 2012 and then continued until January 2013, has now been further continued to October 15, 2013.
Other Matters
In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table presents certain information regarding our executive officers as of December 31, 2012:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years (a)	From – To

Jeffrey T. Mezger	57	President and Chief Executive Officer (b)	2006	19
Jeff J. Kaminski	51	Executive Vice President and Chief Financial Officer	2010	2
Senior Vice President, Chief Financial Officer and Strategy Board member, Federal-Mogul Corporation (a global supplier of component parts and systems to the automotive, heavy-duty, industrial and transport markets)
						2008-2010
					Senior Vice President, Global Purchasing and Strategy Board Member, Federal-Mogul Corporation	2005-2008
Albert Z. Praw	64	Executive Vice President, Real Estate and Business Development	2011	16 (c)	Chief Executive Officer, Landstone Communities, LLC (a real estate development company)	2006-2011
Brian J. Woram	52	Executive Vice President, General Counsel and Secretary	2010	2	Senior Vice President and Chief Legal Officer, H&R Block, Inc. (a provider of tax, banking and business and consulting services)	2009-2010
					Senior Vice President, Chief Legal Officer and Chief Compliance Officer, Centex Corporation (a homebuilder and provider of mortgage banking services)	2005-2009
William R. Hollinger	54	Senior Vice President and Chief Accounting Officer	2007	25
Thomas F. Norton	42	Senior Vice President, Human Resources	2009	4	Chief Human Resources Officer, BJ’s Restaurants, Inc. (an owner and operator of national full service restaurants)	2006-2009
Tom Silk	44	Senior Vice President, Marketing and Communications	2011	1	Vice President of Marketing for Hydration and Juice Brands, PepsiCo Beverages Americas (a beverage marketing and distribution company)	2009-2011
					Senior Director, Global Brand Management, Activision Blizzard, Inc. (a game publisher of interactive entertainment software)	2006-2009

(a)	All positions described were with us, unless otherwise indicated.

(b)	Mr. Mezger has served as a director since 2006.

(c)	Mr. Praw was employed by us from 1989-1992 and from 1994-2006. He was elected to his present position in October 2011.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2012, there were 735 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” The following table presents, for the periods indicated, the price ranges of our common stock, and cash dividends declared and paid per share:

	Year Ended November 30, 2012				Year Ended November 30, 2011
	High	Low	Dividends Declared	Dividends Paid	High	Low	Dividends Declared	Dividends Paid
First Quarter	$12.91	$6.17	$.0625	$.0625	$16.11	$11.41	$.0625	$.0625
Second Quarter	13.12	6.77	.0250	.0250	13.67	10.86	.0625	.0625
Third Quarter	11.25	6.46	.0250	.0250	12.27	5.09	.0625	.0625
Fourth Quarter	17.30	10.89	.0250	.0250	8.00	5.02	.0625	.0625
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
We did not repurchase any of our equity securities during the fourth quarter of 2012.
Stock Performance Graph
The graph below compares the cumulative total return of KB Home common stock, the S&P 500 Index, the S&P Homebuilding Index and the Dow Jones Home Construction Index for the last five year-end periods ended November 30.

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index, S&P Homebuilding
Index and Dow Jones Home Construction Index

$ 200
$ 150
$ 100
$ 50
$ 0
KB Home
S&P 500 Index
S&P Homebuilding Index
Dow Jones Home Construction Index
2007
2008
2009
2010
2011
2012

| | 2007 | 2008 | 2009 | 2010 | 2011 | 2012 |
|---|---|---|---|---|---|---|
| KB Home | $ 100 | $ 57 | $ 69 | $ 58 | $ 39 | $ 77 |
| S&P 500 Index | 100 | 62 | 78 | 85 | 92 | 107 |
| S&P Homebuilding Index | 100 | 62 | 76 | 70 | 80 | 167 |
| Dow Jones Home Construction Index | 100 | 70 | 83 | 76 | 82 | 144 |

The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. As of November 30, 2012, the closing price of KB Home common stock on the New York Stock Exchange was $14.36 per share. The performance of our common stock depicted in the graphs above represents past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2007 in KB Home common stock, the S&P 500 Index, the S&P Homebuilding Index and the Dow Jones Home Construction Index including reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA
The data in this table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.” Both are included in this report.
KB HOME
SELECTED FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues:
Homebuilding	$1,548,432	$1,305,562	$1,581,763	$1,816,415	$3,023,169
Financial services	11,683	10,304	8,233	8,435	10,767
Total revenues	$1,560,115	$1,315,866	$1,589,996	$1,824,850	$3,033,936
Operating income (loss):
Homebuilding	$(20,256)	$(103,074)	$(16,045)	$(236,520)	$(860,643)
Financial services	8,692	6,792	5,114	5,184	6,278
Operating loss	$(11,564)	$(96,282)	$(10,931)	$(231,336)	$(854,365)
Pretax loss	$(79,053)	$(181,168)	$(76,368)	$(311,184)	$(967,931)
Net loss	$(58,953)	$(178,768)	$(69,368)	$(101,784)	$(976,131)
Basic and diluted loss per share	$(.76)	$(2.32)	$(.90)	$(1.33)	$(12.59)
Cash dividends declared per common share	$.1375	$.2500	$.2500	$.2500	$.8125
Balance Sheet Data:
Assets:
Homebuilding	$2,557,243	$2,480,369	$3,080,306	$3,402,565	$3,992,148
Financial services	4,455	32,173	29,443	33,424	52,152
Total assets	$2,561,698	$2,512,542	$3,109,749	$3,435,989	$4,044,300
Mortgages and notes payable	$1,722,815	$1,583,571	$1,775,529	$1,820,370	$1,941,537
Stockholders’ equity	$376,806	$442,657	$631,878	$707,224	$830,605
Homebuilding Data:
Net orders	6,703	6,632	6,556	8,341	8,274
Unit backlog	2,577	2,156	1,336	2,126	2,269
Homes delivered	6,282	5,812	7,346	8,488	12,438

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Overview. Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations for the years ended November 30, 2012, 2011 and 2010 (in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Revenues:
Homebuilding	$1,548,432	$1,305,562	$1,581,763	19%	(17)%
Financial services	11,683	10,304	8,233	13	25
Total	$1,560,115	$1,315,866	$1,589,996	19%	(17)%
Pretax income (loss):
Homebuilding	$(89,936)	$(207,246)	$(88,511)	57%	(134)%
Financial services	10,883	26,078	12,143	(58)	115
Total pretax loss	(79,053)	(181,168)	(76,368)	56	(137)
Income tax benefit	20,100	2,400	7,000	738	(66)
Net loss	$(58,953)	$(178,768)	$(69,368)	67%	(158)%
Basic and diluted loss per share	$(.76)	$(2.32)	$(.90)	67%	(158)%
In 2012, the overall housing market showed steadily encouraging signs of stabilizing and recovering from the severe downturn that began in mid-2006, with the benefits extending to both the new home and resale segments. The pace of stabilization and recovery between and within individual housing markets, however, was uneven, with certain markets and submarkets exhibiting greater upward momentum than others in housing starts, home sales and home selling prices. We expect these dynamics — overall improvement with regional and local market-to-market variability — to continue in 2013. We also believe that in this environment, our ongoing strategic focus on higher-performing, choice locations enabled us to achieve improved results in 2012, and has positioned us for growth in 2013 and beyond.
The present housing recovery that began in 2012 has been driven by growing demand and a tightening supply of homes available for sale. This demand has been fueled by historically high housing affordability, particularly compared to rising rental costs, reflecting record-low interest rates for mortgage loans and relatively low home selling prices due to the significant reductions that occurred during the housing downturn. Demand is also emerging with growth in household formations amid a gradually improving economic and employment environment. The number of homes available for sale has fallen in several markets with the upturn in demand, including from investors purchasing homes to convert into rental properties. Also affecting supply are a reduction in the number of lender-owned and other distressed homes available for sale, a reluctance of some current homeowners to sell at existing price levels, including homeowners who have mortgage loan balances that exceed such levels, and the impact of diminished new home construction activity during the housing downturn.
The present housing recovery has had a positive impact on our business and on the homebuilding industry, but the improvement was from a low base — annual U.S. new home sales in 2011 were the lowest on record — and we believe the favorable trends that emerged in 2012 will need to strengthen and continue for some time before the majority of housing markets return to a more historically typical state. Moreover, to varying degrees, many housing markets continue to face significant challenges. These include uncertain economic conditions, tepid job and wage growth, tight mortgage lending standards, reduced credit availability for mortgage loans, continued elevated levels of mortgage loan delinquencies and defaults, and increased construction labor and building materials costs. If these challenges do not abate, or if they deepen, they could slow or stop the present housing recovery and negatively affect our performance. Therefore, although we are encouraged by the healthier housing market environment, and believe that it could be the beginning of a new upward business cycle for homebuilding, and are planning to make additional investments in land and land development and other strategic growth initiatives in 2013 to further expand our business, our future performance and the success of the strategies we implement (and adjust or refine as necessary or appropriate) will significantly depend on prevailing economic and credit and financial market conditions.

As discussed above under “Part I — Item 1. Business — Strategy,” we transformed and refocused the scope, scale and position of our business both geographically and operationally, and executed on three primary and integrated strategic goals, with achieving and maintaining profitability at the scale of prevailing market conditions our highest priority. Within this strategic framework, we improved and refined our products; moved to align our overhead to market activity levels through a dedicated effort to control costs while maintaining a solid growth platform; improved our operating efficiencies; shifted resources from underperforming areas; and made investments in our business in preferred locations with perceived strong growth prospects. With these strategic actions, we believe we strengthened our overall business and felt we entered 2012 well-positioned for profitability if and as housing market conditions improved.
With the housing recovery gaining traction, in the latter half of 2012, we expanded on our primary strategic goals to target both profitability and growth. As further described above under “Part I — Item 1. Business — Strategy,” this encompassed implementing four main strategic growth initiatives: (1) aggressively investing in land and land development in higher-performing, choice locations. In 2012, we invested approximately $565 million in land and land development in such preferred locations; (2) increasing revenues per new home community open for sales through an intense focus on sales performance; (3) activating certain inventory in stabilizing markets that was previously held for future development; and (4) bringing additional resources to targeted markets where we operate.
In addition to our strategic growth initiatives, we believe we further strengthened our business in 2012 by implementing an operational transition to Nationstar as our preferred mortgage lender. Since May 1, when it began accepting applications under our preferred relationship, Nationstar’s performance as our preferred lender has helped to provide more stability in the conversion of our backlog into home deliveries and revenues. We also extended our senior debt maturity schedule through the issuance of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes in the first and third quarters, respectively, to fund the related simultaneous applicable tender offers for certain of our senior notes due in 2014 and 2015 that were initially made on January 19, 2012 (the “January 2012 Tender Offers”) and on July 11, 2012 (the “July 2012 Tender Offers”).
We believe that through our execution of our strategic growth initiatives, combined with the actions we have taken through the housing downturn and the recent improvement in housing market conditions, we were able to generate positive year-over-year results in 2012 in several areas of our business, as discussed below.

•
Revenues. Total revenues of $1.56 billion for the year ended November 30, 2012 increased 19% from $1.32 billion in 2011. The year-over-year increase in total revenues was primarily due to an increase in housing revenues to $1.55 billion from $1.31 billion in 2011, reflecting an increase in the number of homes delivered and an increase in the overall average selling price of those homes. We had no land sale revenues in 2012, compared to total land sale revenues of $.3 million in 2011. Included in our total revenues were financial services revenues of $11.7 million in 2012 and $10.3 million in 2011. The year-over-year increase in financial services revenues reflected higher marketing services fees as a result of our having a marketing services agreement in place for all of 2012, compared to only a portion of 2011, and higher title services revenues.

◦
Homes Delivered. We delivered 6,282 homes in 2012, up 8% from 5,812 homes delivered in 2011, partly due to our relatively higher backlog at the beginning of the year, which was up 61% on a year-over-year basis largely as a result of a 39% increase in net orders in the latter half of 2011.

◦
Average Selling Price. Our overall average selling price of homes delivered increased 10% in 2012 (and 5% in 2011 compared to 2010), primarily due to changes in community and product mix, as we delivered more homes from markets with stronger economies that featured higher household incomes, with customers who chose larger home sizes at higher selling prices and spent more on design options at our KB Home Studios.

•
Operating Loss. Our homebuilding operating loss improved by $82.8 million to $20.3 million in 2012, compared to $103.1 million in 2011, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. The year-over-year improvement in 2012 also reflected a $30.8 million loss on loan guaranty recorded in 2011 related to our investment in a residential development joint venture located near Las Vegas, Nevada that underwent a bankruptcy reorganization in that year as discussed in Note 9. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report. As a percentage of homebuilding revenues, our operating loss was 1.3% in 2012, compared to 7.9% in 2011.

◦
Housing Gross Profits. Housing gross profits increased by $55.4 million to $230.9 million in 2012 from $175.5 million in 2011. Our housing gross profit margin was 14.9% in 2012 compared to 13.4% in 2011. Our housing gross profits for 2012 reflected insurance recoveries of $26.5 million related to repair costs and costs to handle claims with respect to previously delivered homes, including homes affected by allegedly defective drywall manufactured in China, and favorable net warranty adjustments of $8.6 million that reflected trends in our overall warranty claims experience, which were partly offset by inventory impairment and land option contract abandonment charges of $28.5 million. In 2011, our housing gross profits included $25.8 million of inventory impairment and land option contract abandonment charges, which were partially offset by $7.4 million of favorable warranty adjustments. Our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, was 16.8% in 2012 compared to 15.4% in 2011. Our calculation of this measure of housing gross profit margin is described below under “Non-GAAP Financial Measures.”

◦
Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $251.2 million in 2012, up from $247.9 million in 2011. The year-over-year increase was primarily due to an $8.8 million charge recorded in 2012 as a result of an unfavorable court decision that is being appealed, as discussed in Note 14. Legal Matters in the Notes to Consolidated Financial Statements in this report, and costs associated with the year-over-year increase in the volume of homes delivered, partly offset by cost-saving initiatives. In addition, selling, general and administrative expenses for 2011 included the favorable impact of legal expense recoveries of $8.3 million. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses improved to 16.2% in 2012, compared to 19.0% in 2011. The percentage improved in 2012 compared to 2011, primarily due to the 19% year-over-year increase in housing revenues.

•
Net Loss. We generated a net loss of $59.0 million, or $.76 per diluted share, in 2012, compared to a net loss of $178.8 million, or $2.32 per diluted share, in 2011. Our 2012 net loss included insurance recoveries and favorable net warranty adjustments, which were partly offset by inventory impairment and land option contract abandonment charges and the court decision charge, all as noted above. The net loss in 2012 also included an income tax benefit of $20.1 million, reflecting the resolution of federal and state tax audits. In 2011, our net loss included inventory impairment and land option contract abandonment charges of $25.8 million, and a joint venture impairment charge of $53.7 million and a loss on loan guaranty of $30.8 million, both related to our investment in the residential development joint venture located near Las Vegas, Nevada noted above. Our net loss for 2011 also included a gain of $19.8 million associated with the wind down of KBA Mortgage, which ceased offering mortgage banking services in late June 2011, legal expense recoveries of $8.3 million, a favorable warranty adjustment of $7.4 million, and an income tax benefit of $2.4 million.

•
Cash, Cash Equivalents and Restricted Cash. Our cash, cash equivalents and restricted cash totaled $567.1 million at November 30, 2012, up from $479.5 million at November 30, 2011. Of our total cash, cash equivalents and restricted cash at November 30, 2012 and 2011, $524.8 million and $415.1 million, respectively, was unrestricted.

•
Inventories. While we made substantial investments in land and land development in 2012, our inventory balance of $1.71 billion at November 30, 2012 was slightly lower than the $1.73 billion balance at November 30, 2011. This decrease reflected the higher number of homes delivered and the inventory impairment and land option contract abandonment charges of $28.5 million recorded in 2012. It also reflected that our land investments during 2012 resulted in our having 4,925 more lots controlled under land option contracts or other similar contracts, which required a lower upfront investment, at November 30, 2012 than we had at November 30, 2011. Overall, we had a higher percentage of lots controlled under land option contracts or other similar contracts at the end of the year— 27% in 2012 compared to 18% in 2011. We ended our 2012 fiscal year with a land inventory portfolio comprised of 44,752 lots owned or controlled, representing an increase of 11% from the 40,170 lots owned or controlled at November 30, 2011.

•
Mortgages and Notes Payable. Our debt balance at November 30, 2012 was $1.72 billion, up from $1.58 billion at November 30, 2011. Our debt balance at the end of our 2012 fiscal year reflected the issuance during the year of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes, which was largely offset by the total purchase of $584.9 million in aggregate principal amount of certain of our senior notes due in 2014 and 2015 pursuant to the applicable tender offers noted above. Our ratio of debt to total capital was 82.1% at November 30, 2012, compared to 78.2% at November 30, 2011. Our ratio of net debt to total capital (a calculation that is described below under “Non-GAAP Financial Measures”) was 75.4% at November 30, 2012 and 71.4% at November 30, 2011.

•
Net Orders and Backlog. Net orders from our homebuilding operations increased 1% in 2012, despite an 18% year-over-year decrease in our community count at the end of the year. Compared to the prior year, net orders in 2012 increased 7% and 9% in our West Coast and Central homebuilding reporting segments, respectively, and decreased 27% and 4% in our Southwest and Southeast homebuilding reporting segments, respectively. The year-over-year decreases reflected our strategic repositioning from certain underperforming locations in the affected segments, and a significant downsizing of our business in Arizona and Charlotte, North Carolina in 2011 and into 2012. The value of the net orders we generated in 2012 increased 15% to $1.73 billion from $1.51 billion in 2011, also reflecting the impact of our strategic repositioning initiatives. Three of our four homebuilding reporting segments generated year-over-year increases in net order value, with our West Coast homebuilding reporting segment up 23% to $859.3 million, our Central homebuilding reporting segment up 16% to $484.6 million, and our Southeast homebuilding reporting segment up 5% to $254.2 million. The number of homes in our ending backlog rose 20% year over year, primarily due to a higher number of homes in backlog at the beginning of 2012 and the slight increase in our net orders for the year. The potential future housing revenues in backlog at November 30, 2012 increased 35% from the prior year, reflecting the higher number of homes in backlog and a higher overall average selling price.
The following table presents information concerning our net orders, cancellation rate, ending backlog and ending community count for the years ended November 30, 2012 and 2011 (dollars in thousands):

	Years Ended November 30,
	2012	2011
Net orders	6,703	6,632
Net order value	$1,733,146	$1,511,654
Cancellation rate	31%	29%
Ending backlog — homes	2,577	2,156
Ending backlog — value	$618,626	$458,950
Ending community count	191	234
Our lower community count in 2012 compared to 2011 reflected the impact of our strategic repositioning efforts to focus on higher-performing, choice locations and, in part, the close-out of older communities during 2012 at a faster pace than openings of new communities for sales. With the substantial inventory-related investments we made in 2012 and are planning to make in 2013, however, we expect that our overall community count will increase in 2013. Our cancellation rate was 31% in 2012, which was slightly higher than the 29% in 2011, due in part to the mortgage loan funding issues we encountered in 2012 before we transitioned to Nationstar as our preferred mortgage lender, as further described in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report.

HOMEBUILDING
We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of November 30, 2012, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona, Nevada and New Mexico; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia.
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2012	2011	2010
Revenues:
Housing	$1,548,432	$1,305,299	$1,575,487
Land	—	263	6,276
Total	1,548,432	1,305,562	1,581,763
Costs and expenses:
Construction and land costs
Housing	(1,317,529)	(1,129,785)	(1,301,677)
Land	—	(200)	(6,611)
Total	(1,317,529)	(1,129,985)	(1,308,288)
Selling, general and administrative expenses	(251,159)	(247,886)	(289,520)
Loss on loan guaranty	—	(30,765)	—
Total	(1,568,688)	(1,408,636)	(1,597,808)
Operating loss	$(20,256)	$(103,074)	$(16,045)
Homes delivered	6,282	5,812	7,346
Average selling price	$246,500	$224,600	$214,500
Housing gross profit margin as a percentage of housing revenues	14.9%	13.4%	17.4%
Selling, general and administrative expenses as a percentage of housing revenues	16.2%	19.0%	18.4%
Operating loss as a percentage of homebuilding revenues	(1.3)%	(7.9)%	(1.0)%
Revenues. Homebuilding revenues totaled $1.55 billion in 2012, increasing 19% from $1.31 billion in 2011, which had decreased 17% from $1.58 billion in 2010. The year-over-year increase in homebuilding revenues in 2012 was due to higher housing revenues, while the year-over-year decrease in 2011 reflected lower housing and land sale revenues.
Housing revenues were $1.55 billion in 2012, compared to $1.31 billion in 2011 and $1.58 billion in 2010. Housing revenues rose 19% in 2012 from the previous year, reflecting an 8% increase in the number of homes delivered and a 10% increase in the overall average selling price of those homes. In 2011, housing revenues declined 17% from 2010 due to a 21% decrease in homes delivered, partly offset by a 5% increase in the overall average selling price.
We delivered 6,282 homes in 2012, up from 5,812 homes delivered in the previous year. The increase in the number of homes delivered was partly due to our relatively higher backlog at the beginning of the year, which was up 61% on a year-over-year basis largely as a result of a 39% increase in net orders in the latter half of 2011. Within our homebuilding reporting segments, the number of homes delivered in 2012 increased by 11%, 19% and 3% in our West Coast, Central and Southeast homebuilding reporting segments, respectively, and decreased by 19% in our Southwest homebuilding reporting segment, in each case as compared to the year-earlier period. The decrease in homes delivered in our Southwest homebuilding reporting segment reflected a strategic reduction in our investments in certain underperforming locations in the segment and the significant downsizing of our business in Arizona during 2011 and into 2012, each part of an overall repositioning of our operations to focus on better-performing markets.

In 2011, we delivered 5,812 homes, down from 7,346 homes in 2010. The decrease in the number of homes delivered was partly due to our relatively low backlog level at the beginning of 2011, which was down 37% on a year-over-year basis. The lower beginning backlog reflected softness in net orders in the third and fourth quarters of 2010 due to generally weak housing market conditions, depressed demand and sales activity following a temporary surge in the first two quarters of 2010 that was motivated by the expiration of a federal homebuyer tax credit (the “Tax Credit”), and, to a lesser extent, the implementation of our strategic repositioning initiatives. Each of our homebuilding reporting segments delivered fewer homes in 2011 compared to 2010, with decreases ranging from 13% in our West Coast homebuilding reporting segment to 30% in our Southeast homebuilding reporting segment.
The overall average selling price of homes delivered increased to $246,500 in 2012 primarily due to changes in community and product mix, as we delivered more homes from markets with economic and consumer demand dynamics that supported larger home sizes and higher selling prices. Our higher overall average selling price of homes delivered in 2012 reflected year-over-year increases of 16%, 17% and 5% in our West Coast, Southwest and Southeast homebuilding reporting segments, respectively. In our Central homebuilding reporting segment, the average selling price of homes delivered in 2012 remained essentially even with 2011.
Our 2011 overall average selling price of homes delivered rose to $224,600 from $214,500 in 2010, as average selling prices increased in three of our four homebuilding reporting segments. Year over year, average selling prices in 2011 increased 5% in both our Southwest and Central homebuilding reporting segments and 15% in our Southeast homebuilding reporting segment. In our West Coast homebuilding reporting segment, the 2011 average selling price of homes delivered decreased 3% from the prior year. The increase in our overall average selling price in 2011 was mainly due to changes in the proportion of homes delivered from communities with higher-priced homes, and a shift in product mix to larger homes.
We had no land sales in 2012. Land sale revenues totaled $.3 million in 2011 and $6.3 million in 2010. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land at reasonable prices, and prevailing market conditions.
Operating Loss. Our homebuilding business generated operating losses of $20.3 million in 2012, $103.1 million in 2011 and $16.0 million in 2010. Our homebuilding operating loss as a percentage of homebuilding revenues was 1.3% in 2012, 7.9% in 2011, and 1.0% in 2010.
The year-over-year improvement in our 2012 operating results was primarily due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The improvement in 2012 also reflected the $30.8 million loss on loan guaranty recorded in 2011 related to our investment in a residential development joint venture located near Las Vegas, Nevada that underwent a bankruptcy reorganization in that year as discussed in Note 9. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report. Our housing gross profits for 2012 increased by $55.4 million from $175.5 million for the year-earlier period. Housing gross profits for 2012 included $26.5 million of insurance recoveries related to repair costs and costs to handle claims with respect to previously delivered homes, including homes affected by allegedly defective drywall manufactured in China, and favorable net warranty adjustments of $8.6 million that reflected trends in our overall warranty claims experience. The impact of these items was mostly offset by inventory impairment and land option contract abandonment charges of $28.5 million. Our 2012 housing gross profit margin improved by 1.5 percentage points to 14.9% from 13.4% in 2011. Our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, was 16.8% in 2012 and 15.4% in 2011.
In 2011, the year-over-year increase in our operating loss reflected lower housing gross profits compared to 2010 and the loss on loan guaranty, partly offset by reduced selling, general and administrative expenses. The decrease in housing gross profits in 2011 resulted from fewer homes delivered and a lower housing gross profit margin. Our housing gross profit margin was 13.4% in 2011, compared to 17.4% in 2010. In 2011, our housing gross profits included $25.8 million of inventory impairment and land option contract abandonment charges, which were partly offset by $7.4 million of favorable warranty adjustments that were made based on downward trends in our overall warranty claims experience on homes previously delivered. In 2010, our housing gross profits included $19.6 million of inventory impairment and land option contract abandonment charges. Our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, was 15.4% in 2011, compared to 18.6% in 2010. The year-over-year decrease in our housing gross profit margin in 2011 reflected reduced operating leverage from the lower volume of homes delivered; comparatively fewer homes delivered from higher-margin communities in 2011, largely as a result of higher-margin communities that were closed out in 2010; and a shift in product mix.
We had no land sale income in 2012. Our land sales generated income of $.1 million in 2011 and losses of $.3 million in 2010. The land sale results in 2011 and 2010 included impairment charges of $.1 million and $.3 million, respectively, related to planned future land sales.

As described in Note 6. Inventory Impairment and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Based on our evaluations, we recognized charges for inventory impairments of $28.1 million in 2012, $22.7 million in 2011 and $9.8 million in 2010. The inventory impairment charges in all three years reflected challenging economic and housing market conditions in certain of our served markets. In addition, the inventory impairment charges we recognized in 2012 were partly due to changes to our operational or selling strategy for certain communities in an effort to accelerate our return on investment. In 2011, the inventory impairment charges included an $18.1 million adjustment to the fair value of real estate collateral that we took back on a note receivable. Deterioration in the supply and demand factors in the overall housing market or in an individual market, or changes to our operational or selling strategy at certain communities may lead to additional inventory impairment charges, future charges associated with land sales or the abandonment of land option contracts related to certain assets. Due to the nature or location of the projects, land held for future development that we activate as part of our strategic growth initiatives may have a somewhat greater likelihood of being impaired than other of our active inventory.
When we decide not to exercise certain land option contracts or other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. We recognized abandonment charges associated with land option contracts and other similar contracts of $.4 million in 2012, $3.1 million in 2011 and $10.1 million in 2010. Inventory impairment and land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
Selling, general and administrative expenses totaled $251.2 million in 2012, up from $247.9 million in 2011, which had decreased from $289.5 million in 2010. The year-over-year increase in 2012 was largely due to the above-mentioned court decision charge and costs associated with the year-over-year increase in the volume of homes delivered, partly offset by cost-saving initiatives. In addition, selling, general and administrative expenses for 2011 included the favorable impact of legal expense recoveries of $8.3 million. In 2011, the year-over-year decrease in selling, general and administrative expenses also reflected ongoing actions to streamline our organizational structure and reduce overhead costs, including personnel- and payroll-related costs, and the lower volume of homes delivered. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses were 16.2% in 2012, 19.0% in 2011 and 18.4% in 2010. The percentage greatly improved in 2012 compared to 2011, primarily due to the 19% year-over-year increase in housing revenues. In 2011, the percentage increased from 2010 as the year-over-year decrease in our housing revenues was larger than the corresponding reduction in our expenses.
Loss on Loan Guaranty. As discussed in Note 9. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, the loss on loan guaranty of $30.8 million recognized in 2011 related to the Nevada joint venture noted above under “Operating Loss” and reflected the consummation of a consensual plan of reorganization of the venture, known as South Edge, that was confirmed by a bankruptcy court in November 2011 (the “South Edge Plan”) and included, among other things, the elimination of a limited several repayment guaranty (the “Springing Guaranty”) that we had provided to the administrative agent for the lenders to South Edge (the “Administrative Agent”).
Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $.5 million in 2012, $.9 million in 2011 and $2.1 million in 2010. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates. Mortgages receivable are primarily related to land sales.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $69.8 million in 2012, $49.2 million in 2011 and $68.3 million in 2010. Interest expense for 2012 included a $10.3 million loss on the early extinguishment of debt as a result of completing the applicable January 2012 and July 2012 Tender Offers. Interest expense for 2011 included a $3.6 million gain on the early extinguishment of secured debt. In 2010, interest expense included $1.8 million of debt issuance costs written off in connection with our voluntary reduction of the aggregate commitment under our unsecured revolving credit facility with various financial institutions (the “Credit Facility”) and our subsequent voluntary termination of the Credit Facility. The percentage of interest capitalized was 51% in 2012, 54% in 2011 and 45% in 2010. The percentage of interest capitalized generally fluctuates based on the amount of inventory qualifying for interest capitalization. Gross interest incurred during 2012 increased by $20.7 million to $132.7 million from $112.0 million in 2011 as a result of the $10.3 million loss on the early extinguishment of debt in 2012, compared to the $3.6 million gain on the early extinguishment of secured debt in 2011, a higher average debt level in 2012 and the higher interest rates on the senior notes we issued in 2012 compared to the interest rates on the senior notes we purchased under the applicable January 2012 and July 2012 Tender Offers. Gross interest incurred during 2011 decreased by $10.2 million, from $122.2 million in 2010, as a result of a lower average debt level and the $3.6 million gain on the early extinguishment of secured debt included in 2011, compared to the write off of $1.8 million of debt issuance costs included in 2010.
Equity in Loss of Unconsolidated Joint Ventures. Our unconsolidated joint ventures operate in various markets, typically where our homebuilding operations are located. These unconsolidated joint ventures posted combined revenues of $31.8 million in 2012, $.2 million in 2011 and $122.2 million in 2010. The year-over-year increase in 2012 was primarily due to land sales completed by our unconsolidated joint venture in Maryland. The marked year-over-year decrease in unconsolidated joint venture revenues in 2011 was primarily due to substantially fewer homes delivered by, and no land sales from, our unconsolidated joint ventures during 2011, reflecting the significant reduction in our participation in unconsolidated joint ventures over the past several years. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures delivered no homes in 2012, one home in 2011 and 102 homes in 2010. Our unconsolidated joint ventures generated combined income of $8.3 million in 2012, compared to combined losses of $4.3 million in 2011 and $17.2 million in 2010. Our equity in loss of unconsolidated joint ventures totaled $.4 million in 2012, $55.8 million in 2011 and $6.3 million in 2010. The year-over-year change in our equity in loss of unconsolidated joint ventures in 2012 and 2011 was mainly due to a charge of $53.7 million incurred in 2011 to write off our remaining investment in South Edge, as discussed below under “Off-Balance Sheet Arrangements.” There were no such charges in 2012 or 2010.
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
Housing Gross Profit Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Years Ended November 30,
	2012	2011	2010
Housing revenues	$1,548,432	$1,305,299	$1,575,487
Housing construction and land costs	(1,317,529)	(1,129,785)	(1,301,677)
Housing gross profits	230,903	175,514	273,810
Add: Inventory impairment and land option contract abandonment charges	28,533	25,740	19,577
Housing gross profits, excluding inventory impairment and land option contract abandonment charges	$259,436	$201,254	$293,387
Housing gross profit margin as a percentage of housing revenues	14.9%	13.4%	17.4%
Housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	16.8%	15.4%	18.6%
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

Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	November 30,
	2012	2011
Mortgages and notes payable	$1,722,815	$1,583,571
Stockholders’ equity	376,806	442,657
Total capital	$2,099,621	$2,026,228
Ratio of debt to total capital	82.1%	78.2%

Mortgages and notes payable	$1,722,815	$1,583,571
Less: Cash and cash equivalents and restricted cash	(567,127)	(479,531)
Net debt	1,155,688	1,104,040
Stockholders’ equity	376,806	442,657
Total capital	$1,532,494	$1,546,697
Ratio of net debt to total capital	75.4%	71.4%
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

HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the years indicated (dollars in thousands):

	Years Ended November 30,			Variance
	2012	2011	2010	2012 vs 2011	2011 vs 2010
West Coast:
Revenues	$755,259	$589,387	$700,645	28%	(16)%
Construction and land costs	(658,586)	(488,883)	(545,983)	(35)	10
Selling, general and administrative expenses	(74,386)	(56,616)	(64,459)	(31)	12
Operating income	22,287	43,888	90,203	(49)	(51)
Other, net	(32,754)	(24,249)	(29,953)	(35)	19
Pretax income (loss)	$(10,467)	$19,639	$60,250	(153)%	(67)%

Southwest:
Revenues	$132,438	$139,872	$187,736	(5)%	(25)%
Construction and land costs	(106,382)	(129,468)	(141,883)	18	9
Selling, general and administrative expenses	(17,989)	(29,402)	(45,463)	39	35
Loss on loan guaranty	—	(30,765)	—	100	(100)
Operating income (loss)	8,067	(49,763)	390	116	(12,860)
Other, net	(18,261)	(58,502)	(16,192)	69	(261)
Pretax loss	$(10,194)	$(108,265)	$(15,802)	91%	(585)%

Central:
Revenues	$436,407	$369,705	$436,404	18%	(15)%
Construction and land costs	(371,875)	(316,408)	(364,736)	(18)	13
Selling, general and administrative expenses	(56,579)	(59,709)	(62,550)	5	5
Operating income (loss)	7,953	(6,412)	9,118	224	(170)
Other, net	(6,504)	(6,512)	(10,890)	—	40
Pretax income (loss)	$1,449	$(12,924)	$(1,772)	111%	(629)%

Southeast:
Revenues	$224,328	$206,598	$256,978	9%	(20)%
Construction and land costs	(177,502)	(189,221)	(245,416)	6	23
Selling, general and administrative expenses	(34,694)	(39,347)	(36,055)	12	(9)
Operating income (loss)	12,132	(21,970)	(24,493)	155	10
Other, net	(13,315)	(16,013)	(18,308)	17	13
Pretax loss	$(1,183)	$(37,983)	$(42,801)	97%	11%

The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

Years Ended November 30,	Housing Revenues	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
	(in thousands)
2012
West Coast	$755,259	49%	1,945	31%	$388,300
Southwest	132,438	9	683	11	193,900
Central	436,407	28	2,566	41	170,100
Southeast	224,328	14	1,088	17	206,200
Total	$1,548,432	100%	6,282	100%	$246,500

2011
West Coast	$589,387	45%	1,757	30%	$335,500
Southwest	139,762	11	843	15	165,800
Central	369,552	28	2,155	37	171,500
Southeast	206,598	16	1,057	18	195,500
Total	$1,305,299	100%	5,812	100%	$224,600

2010
West Coast	$700,645	44%	2,023	27%	$346,300
Southwest	181,917	12	1,150	16	158,200
Central	435,947	28	2,663	36	163,700
Southeast	256,978	16	1,510	21	170,200
Total	$1,575,487	100%	7,346	100%	$214,500
West Coast. Our West Coast homebuilding reporting segment’s total revenues in 2012, 2011 and 2010 were generated entirely from housing operations. Housing revenues in 2012 increased 28% from 2011 due to an 11% increase in the number of homes delivered and a 16% increase in the average selling price. Homes delivered increased in 2012 from 2011 largely due to a higher backlog level at the beginning of 2012 compared to the prior year. The average selling price rose in 2012 primarily due to a greater proportion of homes delivered from higher-priced communities, reflecting our strategic repositioning initiatives discussed above and a change in product mix to larger home sizes. In 2011, the 16% year-over-year decrease in housing revenues reflected a 13% decrease in the number of homes delivered and a 3% decline in the average selling price. Homes delivered decreased in 2011 due to the factors described above under “Homebuilding.”
In 2012, the pretax results for this segment declined from 2011, primarily reflecting lower housing gross profits and higher selling, general and administrative expenses. The housing gross profit margin decreased to 12.8% in 2012 from 17.1% in 2011, primarily due to higher inventory-related charges, a shift in product mix of homes delivered and a lower proportion of deliveries from higher-margin communities, partially offset by favorable warranty adjustments. Inventory impairment charges totaled $19.2 million in 2012, compared to inventory impairment and land option contract abandonment charges of $3.3 million in 2011. These charges represented 3% of segment total revenues in 2012 and less than 1% in 2011. Inventory impairment charges were higher in 2012 due to challenging economic and housing market conditions in certain of our served markets and changes to our operational or selling strategy for certain communities in an effort to accelerate our return on investment. The year-over-year increase in selling, general and administrative expenses in 2012 primarily reflected the $8.8 million court decision charge, as discussed in Note 14. Legal Matters in the Notes to Consolidated Financial Statements in this report, an increase in the number of homes delivered in 2012, and the impact of the gain recognized in 2011 on the sale of a multi-level residential building that we had operated as a rental property.
The year-over-year decrease in pretax income in 2011 was primarily due to lower housing gross profits, partly offset by a decrease in selling, general and administrative expenses. The housing gross profit margin decreased to 17.1% in 2011 from 22.1% in 2010. This decline was primarily due to comparatively fewer homes delivered from higher-margin communities, largely as a result of our closing out of certain higher-margin communities in the prior year, and reduced leverage from the lower volume of homes delivered in 2011, partially offset by favorable warranty adjustments. Inventory impairment and land option contract abandonment charges totaled $3.3 million in 2011 and $4.6 million in 2010. These charges represented less than 1% of segment total revenues in both 2011 and 2010. The decrease in selling, general and administrative expenses in 2011 was primarily due to the impact of the gain on the sale of the multi-level residential building mentioned above, partly offset by increased legal expenses in 2011.
Southwest. In 2012, our Southwest homebuilding reporting segment’s total revenues were generated solely from housing operations. In 2011 and 2010, this segment’s total revenues also included land sale revenues of $.1 million and $5.8 million, respectively. Housing revenues in 2012 decreased 5% from the previous year due to a 19% decrease in the number of homes delivered, partly offset by a 17% increase in the average selling price. Homes delivered decreased in 2012 due to the significant downsizing of our business in Arizona during 2011 and into 2012 as discussed above. The average selling price increased in 2012 mainly due to a change in community and product mix of homes delivered. The 23% year-over-year decline in housing revenues in 2011 reflected a 27% decrease in the number of homes delivered, partly offset by a 5% increase in the average selling price. Homes delivered decreased in 2011 due to the factors described above under “Homebuilding.” The average selling price increased in 2011 mainly due to a shift in community and product mix.
This segment’s pretax results improved significantly in 2012 compared to 2011 largely due to the impact of the South Edge-related joint venture impairment charge of $53.7 million and loss on loan guaranty of $30.8 million recorded in 2011. The housing gross profit margin increased to 19.7% in 2012 from 7.4% in 2011, primarily due to a decrease in inventory-related charges, and favorable warranty adjustments. Inventory impairment charges totaled $2.1 million in 2012, compared to inventory impairment and land option contract abandonment charges of $19.0 million in 2011, which included an $18.1 million adjustment to the fair value of real estate collateral that we took back on a note receivable. These inventory-related charges represented 2% of segment total revenues in 2012 and 14% in 2011. Selling, general and administrative expenses decreased in 2012 compared to 2011, mainly due to overhead cost reductions and the lower volume of homes delivered. Other, net expenses in 2011 included the South Edge-related joint venture impairment charge. There was no such charge in 2012.
In 2011, the pretax loss from this segment increased from the previous year, mainly due to the South Edge-related charges recorded in 2011 as mentioned above. The housing gross profit margin decreased to 7.4% in 2011 from 24.4% in 2010, primarily reflecting higher inventory impairment and land option contract abandonment charges and reduced operating leverage from the lower volume of homes delivered in 2011, partially offset by favorable warranty adjustments. Inventory impairment and land option contract abandonment charges increased to $19.0 million in 2011 compared to $1.0 million in the year-earlier period, primarily due to the above-noted adjustment to the fair value of real estate collateral. These inventory-related charges represented 14% of segment total revenues in 2011 and less than 1% of segment total revenues in 2010. Selling, general and administrative expenses decreased on a year-over-year basis in 2011 as a result of ongoing overhead cost reductions, lower legal expenses and the lower volume of homes delivered. Other, net expenses in 2011 included the South Edge-related joint venture impairment charge discussed above. In 2010, there was no such charge.
Central. Our Central homebuilding reporting segment’s total revenues in 2012 were generated solely from housing operations; total revenues in 2011 and 2010 also included land sale revenues of $.2 million and $.5 million, respectively. Housing revenues rose 18% in 2012 compared to the previous year as a result of a 19% increase in the number of homes delivered, partly offset by a 1% decrease in the average selling price. Homes delivered increased in 2012 largely due to the higher number of homes in backlog at the start of 2012, while the average selling price declined primarily due to a change in community and product mix. In 2011, housing revenues decreased 15% compared to 2010 as a result of a 19% decrease in the number of homes delivered, partly offset by a 5% increase in the average selling price. Homes delivered declined in 2011 due to the lower backlog level at the start of the year, reflecting the factors described above under “Homebuilding.” The average selling price rose in 2011 compared to 2010 primarily due to a shift in community and product mix to larger homes.
The pretax results in this segment improved in 2012 mainly due to higher housing gross profits, reflecting the increase in homes delivered and a higher housing gross profit margin, and reduced selling, general and administrative expenses. The housing gross profit margin increased to 14.8% in 2012 from 14.4% in 2011, primarily due to favorable warranty adjustments, which were largely offset by inventory impairment and land option contract abandonment charges. Inventory impairment and land option contract abandonment charges in this segment totaled $1.4 million in each of 2012 and 2011 and were less than 1% of segment total revenues in each year. Selling, general and administrative expenses decreased in 2012 compared to 2011, due to overhead cost reductions and other cost-saving initiatives.
In 2011, the pretax loss from this segment increased from the previous year due to lower housing gross profits, partly offset by reduced selling, general and administrative expenses. The pretax loss included $1.4 million of inventory impairment and land option contract abandonment charges, compared to $6.9 million in 2010. As a percentage of segment total revenues, these inventory- related charges were less than 1% in 2011 and 2% in 2010. The housing gross profit margin decreased to 14.4% in 2011 from 16.4% in 2010, primarily reflecting reduced operating leverage from the lower volume of homes delivered. Selling, general and administrative expenses decreased by 5% in 2011 from 2010, reflecting the lower volume of homes delivered.
Southeast. Our Southeast homebuilding reporting segment’s total revenues in 2012, 2011 and 2010 were generated solely from housing operations. In 2012, housing revenues increased 9% from the previous year due to a 5% increase in the average selling price and a 3% increase in the number of homes delivered. We delivered more homes in 2012 compared to 2011 largely due to this segment having more homes in backlog at the beginning of 2012 compared to 2011. In 2011, housing revenues decreased 20% from the previous year due to a 30% decrease in the number of homes delivered, partly offset by a 15% increase in the average selling price. We delivered fewer homes in 2011 compared to 2010 due to the factors described above under “Homebuilding.” The average selling price rose in 2011 compared to 2010 due to a change in product mix to larger homes and a higher number of homes delivered from markets that supported higher selling prices in 2011.
The significant improvement in pretax results for this segment in 2012 reflected an increase in housing gross profits and a decrease in selling, general and administrative expenses. The housing gross profit margin improved to 20.9% in 2012 from 8.4% in 2011, mainly due to $26.5 million of insurance recoveries recorded in 2012 as described above under “Homebuilding,” partly offset by unfavorable warranty adjustments. In 2012, this segment had $5.8 million of inventory impairment and land option contract abandonment charges, compared to $2.1 million in the year-earlier period. As a percentage of segment total revenues, these charges were 3% in 2012 and 1% in 2011.
The pretax loss in 2011 narrowed on a year-over-year basis due to an increase in the housing gross profit margin, partly offset by an increase in selling, general and administrative expenses. The housing gross profit margin improved to 8.4% in 2011 from 4.5% in 2010, largely due to the reduction in charges for inventory impairments and land option contract abandonments and the increase in the average selling price. In 2011, inventory impairment and land option contract abandonment charges totaled $2.1 million, compared to $7.5 million in 2010. As a percentage of segment total revenues, these charges were 1% in 2011 and 3% in 2010. Selling, general and administrative expenses in 2011 increased 9% compared to 2010.
FINANCIAL SERVICES SEGMENT
Our financial services reporting segment provides insurance services to our homebuyers in the same markets as our homebuilding reporting segments and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. In addition, since the third quarter of 2011, this segment has earned revenues pursuant to the terms of a marketing services agreement with a preferred mortgage lender that offers mortgage banking services, including mortgage loan originations, to our homebuyers who elect to use the lender. Our homebuyers are under no obligation to use our preferred mortgage lender and may select any lender of their choice to obtain mortgage financing for the purchase of a home. Prior to late June 2011, this segment provided mortgage banking services to our homebuyers indirectly through KBA Mortgage, a former unconsolidated joint venture of a subsidiary of ours and a subsidiary of Bank of America, N.A., with each partner having had a 50% interest in the venture. The Bank of America, N.A. subsidiary partner operated KBA Mortgage. We accounted for KBA Mortgage as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.
Effective June 27, 2011 and into the second quarter of 2012, we had a preferred mortgage lender relationship with MetLife Home Loans, a division of MetLife Bank, N.A. Under this relationship, MetLife Home Loans’ personnel, located on site at several of our new home communities, could offer (i) financing options and mortgage loan products to our homebuyers, (ii) to prequalify homebuyers for mortgage loans, and (iii) to commence the mortgage loan origination process for our homebuyers electing to use MetLife Home Loans. We made available to our homebuyers marketing materials and other information regarding MetLife Home Loans’ financing options and mortgage loan products, and were compensated solely for the fair market value of these services. MetLife Home Loans and its parent company, MetLife Bank, N.A., were not affiliates of us or any of our subsidiaries. We had no ownership, joint venture or other interests in or with MetLife Home Loans or MetLife Bank, N.A. or with respect to the revenues or income that may have been generated from MetLife Home Loans’ provision of mortgage banking services to, or origination of mortgage loans for, our homebuyers.
Following MetLife Bank, N.A.’s announcement in January 2012 that it would cease offering forward mortgage banking services as part of its business, we evaluated various options and, in March 2012, we entered into an agreement with Nationstar, a subsidiary of Nationstar Mortgage Holdings Inc., under which Nationstar became our new preferred mortgage lender, offering mortgage banking services to our homebuyers at our new home communities. The terms of our relationship with Nationstar are substantially similar to the terms of our prior relationship with MetLife Home Loans, as are the mortgage banking services offered by Nationstar. Nationstar began accepting new mortgage loan applications from our homebuyers on May 1, 2012.
Nationstar and Nationstar Mortgage Holdings Inc. are not affiliates of us or any of our subsidiaries. We have no ownership,

joint venture or other interests in or with Nationstar or Nationstar Mortgage Holdings Inc. or with respect to the revenues or income that may be generated from Nationstar’s provision of mortgage banking services to, or origination of mortgage loans for, our homebuyers.
Nationstar’s performance since May 1, 2012 as our preferred mortgage lender has resulted in a reduction in the mortgage loan funding issues that disrupted the ability of some of our homebuyers to obtain mortgage financing and contributed to an elevated level of cancellations in the first and into the second quarter of 2012. These mortgage loan funding issues are described in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report. Nationstar is providing more consistent execution and completion of mortgage loan originations for our homebuyers who choose to use Nationstar, which an increasing percentage are electing to do. Compared to most of the first half of 2012, Nationstar’s performance has helped to provide more stability in the conversion of our backlog into home deliveries and revenues. Based on the number of homes delivered in the month of November 2012, approximately 58% of our homebuyers used Nationstar to finance the purchase of their home. We expect to see improvement in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from Nationstar. Our strategic intention remains to establish a long-term mortgage banking joint venture that is more closely integrated with our operations.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Years Ended November 30,
	2012	2011	2010
Revenues	$11,683	$10,304	$8,233
Expenses	(2,991)	(3,512)	(3,119)
Equity in income/gain on wind down of unconsolidated joint venture	2,191	19,286	7,029
Pretax income	$10,883	$26,078	$12,143

Total originations (a):
Loans	—	1,633	5,706
Principal	$—	$315,899	$1,092,508
Percentage of homebuyers using KBA Mortgage	—	67%	82%
Mortgage loans sold to third parties (a):
Loans	—	1,862	5,850
Principal	$—	$370,599	$1,092,739

(a)	Loan originations and sales occurred within KBA Mortgage, which ceased offering mortgage banking services after June 30, 2011.
Revenues. Our financial services segment generates revenues primarily from insurance commissions, title services, marketing services fees and interest income. Financial services revenues totaled $11.7 million in 2012, $10.3 million in 2011 and $8.2 million in 2010. The year-over-year increase in financial services revenues in 2012 reflected higher marketing services fees resulting from having a marketing services agreement in place for all of 2012, compared to only a portion of 2011, and higher title services revenues. In 2011, the year-over-year increase was due to revenues associated with the marketing services agreement we entered into during the year, and higher title services revenues.
Financial services revenues included revenues from insurance commissions and title services totaling $9.5 million in 2012, $9.2 million in 2011 and $8.2 million in 2010, and a nominal amount of interest income in each year, which was earned primarily from money market deposits. In 2012 and 2011, financial services revenues also included $2.2 million and $1.1 million, respectively, of revenues from marketing services fees. These fees are associated with the marketing services agreements in effect during each year and represent the fair value of the services we provided in connection with the agreements.
Expenses. General and administrative expenses totaled $3.0 million in 2012, $3.5 million in 2011 and $3.1 million in 2010.
Equity in Income/Gain on Wind Down of Unconsolidated Joint Venture. The equity in income/gain on wind down of unconsolidated joint venture of $2.2 million in 2012, $19.3 million in 2011 and $7.0 million in 2010 related to our 50% interest in KBA Mortgage. The amounts for 2012 and 2011 included gains of $2.1 million and $19.8 million, respectively, recognized in connection with the wind down of KBA Mortgage. Excluding these gains, our equity in income of the former unconsolidated mortgage banking joint venture (i.e., KBA Mortgage) totaled $.1 million in 2012 and our equity in loss of the former unconsolidated mortgage banking joint venture totaled $.5 million in 2011. KBA Mortgage originated 1,633 loans in 2011 and 5,706 loans in 2010.
INCOME TAXES
We recognized income tax benefits of $20.1 million in 2012, $2.4 million in 2011 and $7.0 million in 2010. The income tax benefit in 2012 primarily reflected the resolution of federal and state tax audits, which resulted in an income tax benefit of $20.1 million and the realization of $1.2 million of deferred tax assets. The income tax benefit in 2011 reflected the reversal of a $2.6 million liability for unrecognized tax benefits due to the status of federal and state tax audits. The income tax benefit in 2010 reflected the recognition of a $5.4 million federal income tax benefit from an additional carryback of our 2009 NOL to offset earnings we generated in 2004 and 2005, and the reversal of a $1.6 million liability for unrecognized tax benefits due to the status of federal and state tax audits. Due to the effects of our deferred tax asset valuation allowances, carrybacks of our NOL, and changes in our unrecognized tax benefits, our effective tax rates in 2012, 2011 and 2010 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.
Due to the prolonged housing downturn, the asset impairment and land option contract abandonment charges we have incurred and the NOL we have posted, we have generated substantial deferred tax assets and established a corresponding valuation allowance against those deferred tax assets. In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. During 2012 and 2011, we recorded valuation allowances of $32.3 million and $76.7 million, respectively, against net deferred tax assets generated primarily from the pretax losses for those years. During 2010, we recorded a net increase of $21.1 million to the valuation allowance against net deferred tax assets, reflecting a $26.6 million valuation allowance recorded against the net deferred tax assets generated from the pretax loss for the year that was partially offset by the $5.4 million federal income tax benefit from the additional carryback of our 2009 NOL.
We had no net deferred tax assets at November 30, 2012. Our net deferred tax assets totaled $1.2 million at November 30, 2011. The deferred tax asset valuation allowance increased to $880.1 million at November 30, 2012 from $847.8 million at November 30, 2011, reflecting the net impact of the $32.3 million valuation allowance recorded in 2012. The deferred tax asset valuation allowance at November 30, 2011 increased from $771.1 million at November 30, 2010, reflecting the net impact of the $76.7 million valuation allowance recorded in 2011.
The benefits of our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2012, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
LIQUIDITY AND CAPITAL RESOURCES
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. In addition, to support our strategic repositioning initiatives, from late 2009 and continuing through 2012, we used our unrestricted cash balance to acquire land and to invest in land development in higher-performing, choice locations — many of which are in California and Texas. Our land and land development investments totaled approximately $565 million in 2012, approximately $478 million in 2011 and approximately $560 million in 2010. Our investment in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards.

The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts (dollars in thousands):

	November 30,		Variance
	2012	2011	Lots/$	%
Number of lots owned or controlled under land option contracts or other similar contracts	44,752	40,170	4,582	11%
Carrying value of inventory owned or controlled under land option contracts or other similar contracts	$1,706,571	$1,731,629	$(25,058)	(1)%
The year-over-year increase in the number of lots owned or controlled under land option contracts or similar contracts at November 30, 2012 reflected the investments we made in land and land development during 2012. The slight year-over-year decrease in the carrying value of inventory owned or controlled under land option contracts or other similar contracts for the same period reflected the higher number of homes delivered and inventory impairment and land option contract abandonment charges in 2012. It also reflected that our land investments during 2012 resulted in our having 4,925 more lots controlled under land option contracts or other similar contracts, which required a lower upfront investment, at November 30, 2012 than we had at November 30, 2011. Overall, we had a higher percentage of lots controlled under land option contracts or other similar contracts at the end of the year— 27% in 2012 compared to 18% in 2011.
We ended our 2012 fiscal year with $567.1 million of cash and cash equivalents and restricted cash, compared to $479.5 million at November 30, 2011. Our balance of unrestricted cash and cash equivalents was $524.8 million at November 30, 2012 and $415.1 million at November 30, 2011. The year-over-year increase in our unrestricted cash balance reflected in part our raising approximately $91 million of unrestricted cash through the issuance of the $350 Million 7.50% Senior Notes. The majority of our cash and cash equivalents at November 30, 2012 and 2011 were invested in money market accounts.
Capital Resources. Our mortgages and notes payable consisted of the following (in thousands):

	November 30,		Variance
	2012	2011	$
Mortgages and land contracts due to land sellers and other loans (6% to 7% at November 30, 2012 and 2011)	$52,311	$24,984	$27,327
Senior notes due February 1, 2014 at 5 3/4%	75,911	249,647	(173,736)
Senior notes due January 15, 2015 at 5 7/8%	101,999	299,273	(197,274)
Senior notes due June 15, 2015 at 6 1/4%	236,826	449,795	(212,969)
Senior notes due September 15, 2017 at 9.10%	261,430	260,865	565
Senior notes due June 15, 2018 at 7 1/4%	299,129	299,007	122
Senior notes due March 15, 2020 at 8.00%	345,209	—	345,209
Senior notes due September 15, 2022 at 7.50%	350,000	—	350,000
Total	$1,722,815	$1,583,571	$139,244
Our debt balance at November 30, 2012 reflected the issuance of the $350 Million 8.00% Senior Notes in the first quarter of 2012, which was largely offset by the purchase of $56.3 million in aggregate principal amount of the $250.0 million of 5 3/4% senior notes due 2014 (the “$250 Million 5 3/4% Senior Notes”), $130.0 million in aggregate principal amount of the $300.0 million of 5 7/8% senior notes due 2015 (the “$300 Million 5 7/8% Senior Notes”), and $153.7 million in aggregate principal amount of the $450.0 million of 6 1/4% senior notes due 2015 (the “$450 Million 6 1/4% Senior Notes”) pursuant to the applicable January 2012 Tender Offers. Our debt balance at November 30, 2012 also reflected the issuance of the $350 Million 7.50% Senior Notes in the third quarter of 2012, which was largely offset by the purchase of $117.7 million in aggregate principal amount of the $250 Million 5 3/4% Senior Notes, $67.8 million in aggregate principal amount of the $300 Million 5 7/8% Senior Notes, and $59.4 million in aggregate principal amount of the $450 Million 6 1/4% Senior Notes pursuant to the applicable July 2012 Tender Offers. The remaining net proceeds from these debt issuances were used for general corporate purposes. The terms of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes are described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. The above-described transactions effectively extended the maturity of $584.9 million of our outstanding senior debt by more than five years. Our next scheduled debt maturity is in 2014, when the remaining $76.0 million in aggregate principal amount of our $250 Million 5 3/4% Senior Notes becomes due.

Our financial leverage, as measured by the ratio of debt to total capital, was 82.1% at November 30, 2012, compared to 78.2% at November 30, 2011. The increase in our financial leverage reflected the increase in our mortgages and notes payable balance stemming largely from the issuance of the $350 Million 7.50% Senior Notes and the decrease in our stockholders’ equity, which resulted from the net losses we incurred during 2012. Our ratio of net debt to total capital at November 30, 2012 was 75.4%, compared to 71.4% at November 30, 2011.
We maintain our LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of November 30, 2012 and 2011, we had $41.9 million and $63.8 million, respectively, of letters of credit outstanding under our LOC Facilities. Our LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $42.4 million at November 30, 2012 and $64.5 million at November 30, 2011, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or enter into a revolving credit facility, with the same or other financial institutions.
The indenture governing our senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing the $265 Million 9.10% Senior Notes, the $350 Million 8.00% Senior Notes, and the $350 Million 7.50% Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets. Under the terms of the indenture, we must cause any subsidiary of ours that is or becomes a “significant subsidiary,” as defined under Rule 1-02 of Regulation S-X (as in effect on June 1, 1996), to provide a guarantee with respect to our senior notes (the “Guarantor Subsidiaries”). In addition, we may cause other subsidiaries of ours to provide such a guarantee if we believe it to be in our or the relevant subsidiary’s best interests. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 21. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
As of November 30, 2012, we were in compliance with the applicable terms of all of our covenants under our senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2012, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $52.3 million, secured primarily by the underlying property, which had a carrying value of $94.1 million.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Years Ended November 30,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$34,617	$(347,545)	$(133,964)
Investing activities	(760)	13,098	(16,089)
Financing activities	73,757	(155,909)	(119,478)
Net increase (decrease) in cash and cash equivalents	$107,614	$(490,356)	$(269,531)
Operating Activities. Operating activities provided net cash of $34.6 million in 2012 and used net cash of $347.5 million in 2011 and $134.0 million in 2010. The year-over-year change in net operating cash flows in 2012 was primarily due to the lower net loss incurred in 2012 and the substantial payments we made in 2011 in connection with the South Edge Plan and in resolving other matters surrounding the underlying joint venture. In 2011, the year-over-year change in net operating cash flows was largely due to a sizeable federal income tax refund we received during 2010; there was no such refund received in 2011.
In 2012, cash was provided by a net decrease in inventories of $30.3 million (excluding $53.6 million of inventories acquired through seller financing, inventory impairment and land option contract abandonment charges of $28.5 million and a decrease of $19.8 million in consolidated inventories not owned) and a decrease in receivables of $25.0 million. Partially offsetting the cash provided was a net loss of $59.0 million, a net decrease in accounts payable, accrued expenses and other liabilities of $2.1 million, and other operating uses of $12.5 million.

In 2011, our uses of cash for operating activities included a net loss of $178.8 million, a net decrease in accounts payable, accrued expenses and other liabilities of $253.5 million, a net increase in inventories of $12.3 million (excluding the real estate collateral in our Southwest homebuilding reporting segment that we took back on a $40.0 million note receivable, inventory impairment and land option contract abandonment charges of $25.8 million, and an increase of $8.4 million in consolidated inventories not owned), a net increase in receivables of $2.2 million and other operating uses of $2.3 million. The net decrease in accounts payable, accrued expenses and other liabilities was largely due to payments we made in connection with the South Edge Plan and in resolving other matters surrounding the underlying joint venture.
Our uses of operating cash in 2010 included a net decrease in accounts payable, accrued expenses and other liabilities of $199.2 million, a net increase in inventories of $129.3 million (excluding inventory impairments and land option contract abandonments, $55.2 million of inventories acquired through seller financing and a decrease of $41.6 million in consolidated inventories not owned), a net loss of $69.4 million, and other operating uses of $1.7 million. Partially offsetting the cash used was a decrease in receivables of $211.3 million, mainly due to the $190.7 million federal income tax refund we received during the first quarter as a result of the carryback of our 2009 NOL to offset earnings we generated in 2004 and 2005.
Investing Activities. Investing activities used net cash of $.8 million in 2012 and $16.1 million in 2010 and provided net cash of $13.1 million in 2011. The year-over-year change in net investing cash flows in 2012 and 2011 was mainly due to proceeds of $80.6 million we received in 2011 from the sale of a multi-level residential building we had operated as a rental property in our West Coast homebuilding reporting segment, partly offset by investments in unconsolidated joint ventures that year.
In 2012, $1.7 million was used for net purchases of property and equipment. The cash used was largely offset by $1.0 million of cash provided by a return of investment in unconsolidated joint ventures. In 2011, the $80.6 million we received from the sale of the multi-level residential building was partly offset by $67.2 million used for investments in unconsolidated joint ventures and $.3 million used for net purchases of property and equipment. In 2010, cash of $15.7 million was used for investments in unconsolidated joint ventures and $.4 million was used for net purchases of property and equipment.
Financing Activities. Financing activities provided net cash of $73.8 million in 2012 and used net cash of $155.9 million in 2011 and $119.5 million in 2010. We generated cash from financing activities in 2012 mainly as a result of the issuances of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes, partly offset by the purchase of certain of our senior notes due in 2014 and 2015 pursuant to the applicable January 2012 Tender Offers and July 2012 Tender Offers. In 2011, the year-over-year change in cash used for financing activities was largely due to the repayment of debt, partly offset by a decrease in restricted cash.
In 2012, cash was provided by net proceeds of $694.8 million from the issuances of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes, a decrease of $22.1 million in our restricted cash balance and $.6 million of cash provided from the issuance of common stock under employee stock plans. The cash provided was partially offset by $592.6 million used to purchase $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable January 2012 Tender Offers and $244.9 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable July 2012 Tender Offers, including expenses associated with the applicable tender offers and with the issuance of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes. Uses of cash in 2012 also included payments on mortgages and land contracts due to land sellers and other loans of $26.3 million, the payment of senior note issuance costs of $12.4 million, dividend payments on our common stock of $10.6 million, and stock repurchases of $1.8 million in connection with the satisfaction of employee withholding taxes on vested restricted stock.
In 2011, cash was used for the repayment of the remaining $100.0 million in aggregate principal amount of $350.0 million of 6 3/8% senior notes due 2011 (the “$350 Million 6 3/8% Senior Notes”) at their August 15, 2011 maturity, and for net payments on mortgages and land contracts due to land sellers and other loans of $89.5 million, primarily related to the repayment of debt secured by the multi-level residential building we sold during the year. Uses of cash in 2011 also included dividend payments on our common stock of $19.2 million. The cash used was partially offset by a $51.0 million decrease in our restricted cash balance, of which $26.8 million related to cash collateral no longer required on a surety bond, and $1.8 million of cash provided from the issuance of common stock under employee stock plans.
In 2010, cash was used for net payments on mortgages and land contracts due to land sellers and other loans of $101.2 million, dividend payments on our common stock of $19.2 million, an increase in the restricted cash balance of $1.2 million, and stock repurchases of $.4 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. The cash used was partially offset by $1.9 million provided from the issuance of common stock under employee stock plans and $.6 million from excess tax benefits associated with the exercise of stock options.
Our board of directors declared a quarterly dividend of $.0625 per share of common stock in the first quarter of 2012 and quarterly dividends of $.0250 per share of common stock in each of the second, third and fourth quarters of 2012. All dividends declared in 2012 were paid during the year. In the second quarter of 2012, our board of directors decided to reduce the quarterly cash dividend from $.0625 per share to enable the redeployment of our unrestricted cash to help support our strategic growth initiatives. Our board of directors declared four quarterly cash dividends of $.0625 per share of common stock during both 2011 and 2010. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Shelf Registration Statement. We have an automatically effective universal shelf registration statement on file with the SEC, which was filed on September 20, 2011 (the “2011 Shelf Registration”). The 2011 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined. In 2012, we issued the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes under the 2011 Shelf Registration.
Share Repurchase Program. As of November 30, 2012, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any of our common stock under this program in 2012, 2011 or 2010. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe we will have adequate resources and sufficient access to the capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital and land, to develop acquired land, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business. Although our land acquisition and land development activities for 2013 will be subject to market conditions and available opportunities, we will likely use a portion of our unrestricted cash resources to acquire and/or develop land that meets our investment return and marketing standards. In 2013, we may also use or redeploy our unrestricted cash resources to support other business purposes that are aligned with our primary strategic goals, including our growth initiatives. In addition, we may also arrange or engage in capital markets, bank loan, credit facility, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through tender offers, exchange offers, private exchanges, open market purchases or other means, and may include potential new issuances of equity or senior notes or other debt through public offerings, private placements or other arrangements to raise new capital to support our current land acquisition and land development investment targets, and for other business purposes and/or to effect repurchases of our outstanding senior notes or other debt. Our ability to engage in such financial transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in unconsolidated joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. These investments are designed primarily to reduce market and development risks and to increase the number of lots owned and controlled by us. In some instances, participating in unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While we consider our participation in unconsolidated joint ventures as potentially beneficial to our homebuilding activities, we do not view such participation as essential and have unwound our participation in a number of unconsolidated joint ventures in the past few years.
We typically have obtained rights to acquire portions of the land held by the unconsolidated joint ventures in which we currently participate. When an unconsolidated joint venture sells land to our homebuilding operations, we defer recognition of our share of such unconsolidated joint venture’s earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis equal to our respective equity interests. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related governing documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $389.8 million at November 30, 2012 and $396.9 million at November 30, 2011. Our investments in unconsolidated joint ventures totaled $123.7 million at November 30, 2012 and $127.9 million at November 30, 2011.
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements,

and certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of our unconsolidated joint ventures had outstanding debt at November 30, 2012 or 2011.
In certain instances, we and/or our partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guarantees to the unconsolidated joint venture’s lenders. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute capital to an unconsolidated joint venture to enable it to fund its completion obligations. Our potential responsibility under our completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty refers to the payment of losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project. As none of our unconsolidated joint ventures had outstanding debt at November 30, 2012 or 2011, we did not have exposure with respect to any related completion or carve-out guarantees as of those dates.
As further discussed in Note 9. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, our investments in unconsolidated joint ventures as of November 30, 2012 and 2011 included our investments of $71.0 million and $75.5 million, respectively, in Inspirada Builders, LLC, an unconsolidated joint venture that was formed in 2011 in connection with the South Edge Plan, and in which a wholly owned subsidiary of ours is a member. As part of the terms of the South Edge Plan, land previously owned by the South Edge joint venture, including our share that consists of approximately 600 developable acres, was acquired by Inspirada Builders, LLC in November 2011. We anticipate that we will acquire our share of the land from Inspirada Builders, LLC through a future distribution.
Our investments in joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with Accounting Standards Codification No. 810, “Consolidation” (“ASC 810”) to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at November 30, 2012 and 2011 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs and we did not have a controlling financial interest or, if they were VIEs, we were not the primary beneficiary of the VIEs.
In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. The use of these land option contracts and other similar contracts generally allows us to reduce the market risks associated with direct land ownership and development, and to reduce our capital and financial commitments, including interest and other carrying costs. Under such contracts, we typically pay a specified option or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for us, with the land seller being identified as a VIE.
In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of November 30, 2012 and 2011 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2012		November 30, 2011
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$8,463	$327,196	$8,097	$122,125
Other land option contracts and other similar contracts	17,219	298,139	12,830	222,940
	$25,682	$625,335	$20,927	$345,065
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $25.4 million at November 30, 2012 and $31.5 million at November 30, 2011. These pre-acquisition costs and cash deposits were included in inventories on our consolidated balance sheets. We also had outstanding letters of credit of $.5 million at November 30, 2012 and $1.7 million at November 30, 2011 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $4.1 million at November 30, 2012 and $23.9 million at November 30, 2011.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents our future cash requirements under contractual obligations as of November 30, 2012 (in millions):

	Payments due by Period
	Total	2013	2014-2015	2016-2017	Thereafter
Contractual obligations:
Long-term debt	$1,722.8	$37.9	$429.2	$261.4	$994.3
Interest	751.6	125.3	230.5	195.2	200.6
Operating lease obligations	14.3	5.9	8.1	.3	—
Inventory-related obligations (a)	11.7	1.8	3.8	1.4	4.7
Total (b)	$2,500.4	$170.9	$671.6	$458.3	$1,199.6

(a)
Represents liabilities related to inventory not owned and liabilities for fixed or determinable amounts associated with debt of a tax increment financing entity (“TIFE”). As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each lot is transferred to the homebuyer. As such, the TIFE debt will be paid by us only to the extent we do not deliver the applicable homes before the debt matures.

(b)
Total contractual obligations exclude our accrual for uncertain tax positions recorded for financial reporting purposes as of November 30, 2012 because we are unable to make a reasonable estimate of cash settlements with the respective taxing authorities for all periods presented. We anticipate these potential cash settlement requirements for 2013 to range from $.2 million to $1.1 million.

We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2012, we had $286.1 million of performance bonds and $41.9 million of letters of credit outstanding. At November 30, 2011, we had $361.6 million of performance bonds and $63.8 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
CRITICAL ACCOUNTING POLICIES
Discussed below are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant judgment in their application.
Homebuilding Revenue Recognition. As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, revenues from housing and other real estate sales are recognized in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant and Equipment” (“ASC 360”) when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a sufficient down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.
Inventories and Cost of Sales. As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, housing and land inventories are stated at cost, unless the carrying value is determined not to be recoverable, in which case the affected inventories are written down to fair value in accordance with ASC 360. Fair value is determined based on estimated future net cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques. Due to uncertainties in the estimation process and other factors beyond our control, it is possible that actual results could differ from those estimated. Our inventories typically do not consist of completed unsold homes. However, cancellations or strategic considerations may result in our having some inventory of unsold completed or partially completed homes.
Our inventories include land we are holding for future development, which is comprised of land where development activity has been suspended or has not yet begun, but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a community. We resume development activity when we believe our investment in this inventory will be optimized, and we have activated assets previously held for future development in certain markets as part of our strategic growth initiatives. Interest is not capitalized on land held for future development. As discussed in Note 5. Inventories in the Notes to Consolidated Financial Statements in this report, for those communities for which development activity has been suspended, applicable interest is expensed as incurred.
We rely on certain estimates to determine our construction and land costs and resulting housing gross profit margins associated with revenues recognized. Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land acquisition, land development and other common costs are generally allocated on a relative fair value basis to homes within a community or land parcel. Land acquisition and land development costs include related interest and real estate taxes.
In determining a portion of the construction and land costs recognized for each period, we rely on project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, labor or materials shortages, increases in costs that have not yet been committed, changes in governmental requirements, unforeseen environmental hazard discoveries or other unanticipated issues encountered during construction and other factors beyond our control. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and homebuilding gross profits in a particular reporting period. To reduce the potential for such distortion, we have set forth procedures that collectively comprise a “critical accounting policy.” These procedures, which we have applied on a consistent basis, include assessing, updating and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most current information available to estimate construction and land costs to be charged to expense. The variances between budgeted and actual costs have historically not been material to our consolidated financial statements. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.
Inventory Impairments and Land Option Contract Abandonments. As discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with ASC 360.

The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2012	2011	2010
Inventory impairments:
Number of communities or land parcels evaluated for recoverability (a)	135	138	118
Number of communities or land parcels impaired (b)	14	12	8

Pre-impairment carrying value of communities or land parcels impaired	$67,958	$56,752	$21,385
Inventory impairment charges (b)	(28,107)	(22,730)	(9,815)
Post-impairment fair value	$39,851	$34,022	$11,570

Land option contract abandonment charges:
Number of lots abandoned	446	830	1,007
Land option contract abandonment charges	$426	$3,061	$10,110

(a)
As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during the years ended November 30, 2012, 2011 and 2010 were evaluated in more than one quarterly period.

(b)
The inventory impairment charges we recorded during 2012, 2011 and 2010 reflected challenging economic and housing market conditions in certain of our served markets. In addition, the inventory impairment charges in 2012 were partly due to changes to our operational or selling strategy for certain communities in an effort to accelerate our return on investment. The inventory impairment charges in 2011 also included an $18.1 million adjustment to the fair value of real estate collateral in our Southwest homebuilding reporting segment that we took back on a note receivable. In some cases, we have recognized impairment charges for particular communities or land parcels in multiple years.

When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. With the undiscounted future net cash flows, we also consider recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the year ended November 30, 2012, these expectations reflected our experience that, although there were at times measurable quarterly fluctuations in our year-over-year and sequential net orders, backlog levels and housing gross profit margin, these were primarily due to certain period-specific and/or company-specific factors that we believed would be largely mitigated by various strategic actions and/or by observed market trends. These factors included mortgage loan funding issues arising from a change in the nature of our relationships with mortgage lenders; the before and after effects of the Tax Credit that expired in 2010; and a lower community count as a result of our strategic repositioning efforts. We believe the impact of these factors was moderated by our operational transition to our new preferred mortgage lender; our strategic growth initiatives; and our continued ability to generate a consistent or higher average selling price as a result of the demand from our homebuyers for larger home sizes and more design options. By comparison, market conditions for our assets in inventory where impairment indicators were identified have been generally stable in 2011 and 2012, with no significant or sustained deterioration identified as to revenue and cost drivers that would prevent or otherwise impact recoverability. Based on this experience, and taking into account the signs of stability and improvement in many markets for new home sales, our inventory assessments as of November 30, 2012 considered an expected steady, if slightly improved, overall sales pace and average selling price performance for 2013 relative to the pace and performance in recent quarters.
Given the inherent challenges and uncertainties in forecasting future results, our inventory assessments at the time they are made take into consideration whether a community or land parcel is active, meaning it is open for sales and/or undergoing development, or whether it is being held for future development. For active communities and land parcels, due to their short-term nature as compared to land held for future development, our inventory assessments generally assume the continuation of then-current market conditions, subject to identifying information suggesting a significant sustained deterioration or other changes in such conditions. These assessments, at the time made, generally anticipate net orders, average selling prices, volume of homes delivered and costs to continue at or near then-current levels through the affected asset’s estimated remaining life. Inventory assessments for our land held for future development consider then-current market conditions as well as subjective forecasts regarding the timing and costs of land development and home construction and related cost inflation; the product(s) to be offered; and the net orders, volume of homes delivered, and selling prices and related price appreciation of the offered product(s) when an associated community is anticipated to open for sales. We evaluate various factors to develop these forecasts, including the availability of and demand for homes and finished lots within the relevant marketplace; historical, current and expected future sales trends for the marketplace; and third-party data, if available. These various estimates, trends, expectations and assumptions used in each of our inventory assessments are specific to each community or land parcel based on what we believe are reasonable forecasts for performance and may vary among communities or land parcels and may vary over time.
We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. Inputs used in the estimated discounted future net cash flows are specific to each affected community or land parcel and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and delivery rates. The discount rates used in our estimated discounted cash flows ranged from 17% to 20% during 2012, 2011 and 2010. The discount rates we use are impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment was made.
As of November 30, 2012, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $307.2 million, representing 46 communities and various other land parcels. As of November 30, 2011, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $338.5 million, representing 53 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and home delivery volume; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and expected delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventory balance as of November 30, 2012, based on our current estimated timeframe of delivery for the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories as of November 30, 2012	$731.5	$357.6	$453.1	$164.4	$1,706.6
The inventory balance in the six to 10 years category as of November 30, 2012 was located throughout all of our homebuilding segments, though mostly in our West Coast and Southwest homebuilding reporting segments. The inventory balance in the greater than 10 years category as of November 30, 2012 was mainly located in our West Coast, Southwest, and Southeast homebuilding reporting segments. The inventory balances in the six to 10 years and greater than 10 years categories, which collectively represented 36% of our total inventory at November 30, 2012, were primarily comprised of land held for future development.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated.
We believe that the carrying value of our inventory balance as of November 30, 2012 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes (including lender-owned homes), and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments. However, if conditions in the overall housing market or in specific markets worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Fair Value Measurements. As discussed in Note 7. Fair Value Disclosures in the Notes to Consolidated Financial Statements in this report, Accounting Standards Codification Topic No. 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) provides a framework for measuring the fair value of assets and liabilities under GAAP, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The fair values for our long-lived assets held and used that were determined using Level 2 inputs were based on an executed contract. The fair values for long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future net cash flows discounted for inherent risk associated with each asset as described in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report. The discount rates we use are impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment was made. These factors were specific to each affected community or land parcel and may have varied among communities or land parcels. Due to uncertainties in the estimation process, it is possible that actual results could differ from those estimated.
Our financial instruments consist of cash and cash equivalents, restricted cash, mortgages and notes receivable, senior notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques, as appropriate. When available, we use quoted market prices in active markets to determine fair value.
Warranty Costs. As discussed in Note 13. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we provide a limited warranty on all of our homes. The specific terms and conditions of these limited warranties vary depending upon the markets in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our expense associated with the issuance of these warranties totaled $8.4 million in 2012, $4.9 million in 2011 and $5.2 million in 2010.
Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. Based on our assessments, we determined that our overall warranty liability at each reporting date was sufficient to cover our overall warranty obligations on previously delivered homes that are under our limited warranty. Additionally, based on our assessment of the trends in our warranty claims experience, and taking into account the decrease in the overall number of homes we have delivered over the past several years before 2012 and the steady reduction in our estimated remaining repair costs and actual repair costs incurred for homes identified as affected or potentially affected by the allegedly defective drywall, we recorded favorable warranty adjustments of $11.2 million in the second quarter of 2012 and $7.4 million in the third quarter of 2011, as reductions to construction and land costs in our consolidated statements of operations in those periods. As of November 30, 2012, based on our assessment of our overall warranty liability on a combined basis for all of our previously delivered homes that are under our limited warranty, including the homes identified as affected or potentially affected by the allegedly defective drywall and the increased number of homes potentially affected by water intrusion-related issues, we recorded an adjustment to increase our overall warranty liability by $2.6 million in the fourth quarter of 2012 with a corresponding charge to construction and land costs in our consolidated statement of operations.
While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on our actual warranty costs in the future and such amounts could differ from our current estimates. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.
Insurance. As discussed in Note 13. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, our subcontractors' general liability insurance primarily takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. Our estimated liabilities for such items were $93.3 million at November 30, 2012 and $94.9 million at November 30, 2011. These amounts are included in accrued expenses and other liabilities in our consolidated balance sheets. Our expenses associated with self-insurance totaled $8.7 million in 2012, $7.2 million in 2011 and $7.4 million in 2010. These expenses were largely offset by contributions from subcontractors participating in the wrap-up policy.
We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims liabilities for the risks that we are assuming under our self-insurance. Projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, claim settlement patterns, insurance industry practices and legal or regulatory interpretations, among other factors. Because of the degree of judgment required and the potential for variability in the underlying assumptions used in determining these estimated liability amounts, actual future costs could differ from our estimated amounts.
Stock-Based Compensation. As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, we measure and recognize compensation expense associated with our grant of equity-based awards in accordance with Accounting Standards Codification Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. As discussed in Note 17. Employee Benefit and Stock Plans in the Notes to Consolidated Financial Statements in this report, we have provided some compensation benefits to certain of our employees in the form of stock options, restricted stock, performance-based restricted stock units (each a “PSU”), phantom shares and stock appreciation rights (“SARs”). Determining the fair value of share-based awards requires judgment to identify the appropriate valuation model and develop the assumptions, including the expected term of the stock options or SARs, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to vest. We estimate the fair value of stock options and SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. The expected volatility factor was based on a combination of the historical volatility of our common stock and the implied volatility of publicly traded options on our common stock. If actual results differ significantly from these estimates, stock-based compensation expense and our consolidated financial statements could be materially impacted.
Income Taxes. As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, we account for income taxes in accordance with ASC 740. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements.
As discussed in Note 15. Income Taxes in the Notes to Consolidated Financial Statements in this report, we recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes. Our liability for unrecognized tax benefits, combined with accrued interest and penalties, is reflected as a component of accrued expenses and other liabilities in our consolidated balance sheets. Judgment is required in evaluating uncertain tax positions. We evaluate our uncertain tax positions quarterly based on various factors, including changes in facts or circumstances, tax laws or the status of audits by tax authorities. Changes in the recognition or measurement of uncertain tax positions could have a material impact on our consolidated financial statements in the period in which we make the change.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS” (“ASU 2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of recurring fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance was effective for interim and annual periods beginning after December 15, 2011. Our adoption of this guidance as of March 1, 2012 did not have a material impact on our consolidated financial position or results of operations.
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
OUTLOOK
In 2012, several housing markets across the country showed clear signs of recovery from the severe housing downturn that began in mid-2006. Though home sales activity, home selling prices and housing starts remain below historically typical levels in most markets, we believe the factors discussed above in this report, including gradually improving economic and job growth trends, suggest that the housing market turned a corner in 2012 and that we could be at the beginning of a new upward business cycle for homebuilding.

In adapting to the changing housing market dynamics of the past few years, we have broadly transformed the geographic and operational scope of our business through our execution on the three primary integrated strategic goals described above under “Part I — Item 1. Business — Strategy.” In our pursuit of these goals, we have expanded our investment in housing markets and submarkets that we believe offer the strongest growth prospects, based primarily on consumer preferences, population demographics and household formation activity; economic and employment infrastructure and trends; prevailing and expected home sales activity and home pricing trends; household income levels and availability of developable land at reasonable cost; and where we felt we could best leverage our scale, our KBnxt operational business model and experience to capitalize on identified opportunities. We believe we have built a geographically diverse operational platform in largely higher-performing, choice locations featuring higher household incomes, become more efficient and strengthened our overall business relative to where we stood at the outset of the housing downturn, and are poised for growth if and as the present housing recovery continues to progress.
We believe our 2012 results demonstrate that our strategic approach is working. We generated year-over-year improvement in a number of key financial and operational metrics, including revenues; homes delivered; net orders (reflecting an increase in average net orders per community in 2012, partly offset by an 18% year-over-year decrease in our community count at the end of 2012); net order value; selling, general and administrative expense ratio; housing gross profit margin, and in our bottom line, with net income in the third and fourth quarters. We have momentum heading into 2013, with 2,577 homes in backlog at November 30, 2012, a 20% increase over the previous year, and potential future housing revenues in backlog of $618.6 million, up 35% year over year. To build on our progress, we are planning additional investments in land and land development and other strategic initiatives in 2013 to further expand our business. Implementing our current strategic plans may also involve accessing the capital markets and/or obtaining external financial resources, as further described below.
The healthier conditions in our served housing markets, albeit to varying degrees, were a substantial contributor to our improved performance in 2012, and we anticipate that the positive trends we saw over the course of the year will continue in 2013. To take advantage of this environment, in 2012, we expanded on our primary strategic goals to target both profitability and growth and implemented the following four main strategic growth initiatives: (1) aggressively investing in land and land development in higher-performing, choice locations, reinforcing our strategic repositioning during the housing downturn; (2) optimizing our assets by increasing revenues per new home community open for sales through an intense focus on sales performance; (3) broadening our performing asset base by activating certain inventory in stabilizing markets that was previously held for future development; and (4) bringing additional resources to targeted markets where we operate to further strengthen our local field management teams and talent.
As part of our strategic growth initiatives, we intend to open additional new home communities for sales throughout 2013, and we plan to drive sales performance with these additional communities by maintaining one of the highest per-community sales rates in the homebuilding industry, as we have done for most of the last few years, and by generating higher selling prices where possible. We also plan to explore opportunities to obtain external debt and/or equity capital and/or enter into revolving credit facilities or other financing arrangements to support our current land acquisition and land development investment targets and for other business purposes and/or to effect repurchases of our outstanding senior notes or other debt.
With the strategic actions we have taken and the results we have achieved through the period of the housing downturn and in 2012, we believe that we are favorably situated to accomplish our top profitability and growth goals, particularly in view of the longer-term demographic and population growth trends that we expect will continue to drive future demand for homeownership in our served markets. In particular, we believe we are well-positioned in California, which accounted for nearly half of our 2012 revenues and where we are the largest homebuilder based on new home sales. California, with its large population base, diverse business ecosystem and desirable climate and lifestyle, is experiencing significant demand for housing and has a relatively limited supply of homes available for sale, and we believe we can use our competitive strengths and long history in the state to capitalize on these trends.
The strength and durability of the present housing recovery, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic and capital, credit and financial market conditions, among other factors, and we caution that our quarterly results could fluctuate. We expect we will be profitable for 2013 and achieve solid growth in the years ahead if and as housing markets continue to improve and housing resumes its historical role of contributing to national economic growth.
FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts, stockholders and others during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-

looking statements. In addition, any statements concerning future financial or operating performance (including, without limitation, future revenues, homes delivered, net orders, selling prices, expenses, expense ratios, housing gross profit margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of our backlog (including amounts that we expect to realize upon delivery of homes included in our backlog and the timing of those deliveries), the value of our net orders, potential future asset acquisitions and the impact of completed acquisitions, future share issuances or repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on our current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to the following: general economic, employment and business conditions; adverse market conditions, including an increased supply of unsold homes, declining home prices and greater foreclosure and short sale activity, among other things, that could result in, among other negative impacts on our consolidated financial statements, additional impairment or land option contract abandonment charges, lower revenues and operating and other losses; conditions in the capital, credit and financial markets (including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level, including our ratio of debt to total capital, and our ability to adjust our debt level, maturity schedule and structure and to access the equity, credit, capital or other financial markets or other external financing sources, including raising capital through the public or private issuance of common stock, debt or other securities, and/or obtaining a credit or similar facility or project financing, on favorable terms; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and resale homes, including lenders and other sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; decisions by lawmakers on federal fiscal policies, including those relating to taxation and government spending; the availability and cost of land in desirable areas; our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred; legal or regulatory proceedings or claims; our ability to use/realize the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open additional new home communities for sales and sell higher-priced homes and more design options, and our operational and investment concentration in markets in California and Texas), revenue growth, asset optimization, asset activation, local field management and talent investment, and overhead and other cost management strategies and initiatives; consumer traffic to our new home communities and consumer interest in our product designs and offerings, particularly higher-income consumers; cancellations and our ability to realize our backlog by converting net orders to home deliveries; our home sales and delivery performance in key markets in California and Texas; the manner in which our homebuyers are offered and whether they are able to obtain mortgage loans and mortgage banking services, including from our preferred mortgage lender, Nationstar; the performance of Nationstar as our preferred mortgage lender; information technology failures and data security breaches; and other events outside of our control.

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
The following tables present principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term fixed rate debt obligations as of November 30, 2012 and 2011 (dollars in thousands):

	As of November 30, 2012 for the Years Ended November 30,							Fair Value at November 30, 2012
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt
Fixed Rate	$—	$75,911	$338,825	$—	$261,430	$994,338	$1,670,504	$1,831,596
Weighted Average Interest Rate	—%	5.8%	6.1%	—%	9.1%	7.6%	7.5%

	As of November 30, 2011 for the Years Ended November 30,							Fair Value at November 30, 2011
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt
Fixed Rate	$—	$—	$249,647	$749,068	$—	$559,872	$1,558,587	$1,391,269
Weighted Average Interest Rate	—%	—%	5.8%	6.1%	—%	8.1%	6.8%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2012	2011	2010
Total revenues	$1,560,115	$1,315,866	$1,589,996
Homebuilding:
Revenues	$1,548,432	$1,305,562	$1,581,763
Construction and land costs	(1,317,529)	(1,129,985)	(1,308,288)
Selling, general and administrative expenses	(251,159)	(247,886)	(289,520)
Loss on loan guaranty	—	(30,765)	—
Operating loss	(20,256)	(103,074)	(16,045)
Interest income	518	871	2,098
Interest expense	(69,804)	(49,204)	(68,307)
Equity in loss of unconsolidated joint ventures	(394)	(55,839)	(6,257)
Homebuilding pretax loss	(89,936)	(207,246)	(88,511)
Financial services:
Revenues	11,683	10,304	8,233
Expenses	(2,991)	(3,512)	(3,119)
Equity in income/gain on wind down of unconsolidated joint venture	2,191	19,286	7,029
Financial services pretax income	10,883	26,078	12,143
Total pretax loss	(79,053)	(181,168)	(76,368)
Income tax benefit	20,100	2,400	7,000
Net loss	$(58,953)	$(178,768)	$(69,368)
Basic and diluted loss per share	$(.76)	$(2.32)	$(.90)
Basic and diluted average shares outstanding	77,106	77,043	76,889
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2012	2011
Assets
Homebuilding:
Cash and cash equivalents	$524,765	$415,050
Restricted cash	42,362	64,481
Receivables	64,821	66,179
Inventories	1,706,571	1,731,629
Investments in unconsolidated joint ventures	123,674	127,926
Other assets	95,050	75,104
	2,557,243	2,480,369
Financial services	4,455	32,173
Total assets	$2,561,698	$2,512,542

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$118,544	$104,414
Accrued expenses and other liabilities	340,345	374,406
Mortgages and notes payable	1,722,815	1,583,571
	2,181,704	2,062,391
Financial services	3,188	7,494
Stockholders’ equity:
Preferred stock — $1.00 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock — $1.00 par value; authorized, 290,000,000 shares at November 30, 2012 and 2011; 115,178,187 and 115,170,693 shares issued at November 30, 2012 and 2011, respectively	115,178	115,171
Paid-in capital	888,579	884,190
Retained earnings	450,292	519,844
Accumulated other comprehensive loss	(27,958)	(26,152)
Grantor stock ownership trust, at cost: 10,615,934 and 10,884,151 shares at November 30, 2012 and 2011, respectively	(115,149)	(118,059)
Treasury stock, at cost: 27,340,468 and 27,214,174 shares at November 30, 2012 and 2011, respectively	(934,136)	(932,337)
Total stockholders’ equity	376,806	442,657
Total liabilities and stockholders’ equity	$2,561,698	$2,512,542
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2012, 2011, and 2010
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2009	115,120	(11,229)	(27,047)	$115,120	$860,772	$806,443	$(22,244)	$(122,017)	$(930,850)	$707,224
Comprehensive loss:
Net loss	—	—	—	—	—	(69,368)	—	—	—	(69,368)
Postretirement benefits adjustment	—	—	—	—	—	—	(413)	—	—	(413)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(69,781)
Dividends on common stock	—	—	—	—	—	(19,223)	—	—	—	(19,223)
Employee stock options and other	29	—	—	29	2,074	—	—	—	—	2,103
Restricted stock awards	—	—	—	—	(307)	—	—	307	—	—
Restricted stock amortization	—	—	—	—	2,297	—	—	—	—	2,297
Stock-based compensation	—	—	—	—	5,777	—	—	—	—	5,777
Cash-settled stock appreciation rights exchange	—	—	—	—	2,348	—	—	—	—	2,348
Grantor stock ownership trust	—	146	—	—	215	—	—	1,268	—	1,483
Stock repurchases	—	—	(48)	—	343	—	—	—	(693)	(350)
Balance at November 30, 2010	115,149	(11,083)	(27,095)	115,149	873,519	717,852	(22,657)	(120,442)	(931,543)	631,878
Comprehensive loss:
Net loss	—	—	—	—	—	(178,768)	—	—	—	(178,768)
Postretirement benefits adjustment	—	—	—	—	—	—	(3,495)	—	—	(3,495)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(182,263)
Dividends on common stock	—	—	—	—	—	(19,240)	—	—	—	(19,240)
Employee stock options and other	22	—	—	22	2,410	—	—	—	—	2,432
Restricted stock amortization	—	—	—	—	2,154	—	—	—	—	2,154
Forfeited restricted stock	—	—	(119)	—	794	—	—	—	(794)	—
Stock-based compensation	—	—	—	—	5,900	—	—	—	—	5,900
Grantor stock ownership trust	—	199	—	—	(587)	—	—	2,383	—	1,796
Balance at November 30, 2011	115,171	(10,884)	(27,214)	115,171	884,190	519,844	(26,152)	(118,059)	(932,337)	442,657
Comprehensive loss:
Net loss	—	—	—	—	—	(58,953)	—	—	—	(58,953)
Postretirement benefits adjustment	—	—	—	—	—	—	(1,806)	—	—	(1,806)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(60,759)
Dividends on common stock	—	—	—	—	—	(10,599)	—	—	—	(10,599)
Employee stock options and other	7	—	—	7	97	—	—	—	—	104
Restricted stock awards	—	208	—	—	(2,253)	—	—	2,253	—	—
Restricted stock amortization	—	—	—	—	1,708	—	—	—	—	1,708
Stock-based compensation	—	—	—	—	5,005	—	—	—	—	5,005
Grantor stock ownership trust	—	60	—	—	(168)	—	—	657	—	489
Stock repurchases	—	—	(126)	—	—	—	—	—	(1,799)	(1,799)
Balance at November 30, 2012	115,178	(10,616)	(27,340)	$115,178	$888,579	$450,292	$(27,958)	$(115,149)	$(934,136)	$376,806
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(58,953)	$(178,768)	$(69,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) loss/(gain) on wind down of unconsolidated joint ventures	(1,797)	36,553	(772)
Distributions of earnings from unconsolidated joint ventures	3,316	8,703	20,410
Loss on loan guaranty	—	30,765	—
Gain on sale of operating property	—	(8,825)	—
Amortization of discounts and issuance costs	3,016	2,150	2,149
Depreciation and amortization	1,622	2,031	3,289
Provision for deferred income taxes	1,152	—	—
Loss (gain) on early extinguishment of debt/loss on voluntary termination of revolving credit facility	10,278	(3,612)	1,802
Tax benefits from stock-based compensation	—	—	(583)
Stock-based compensation	6,713	8,054	8,074
Inventory impairments and land option contract abandonments	28,533	25,791	19,925
Changes in assets and liabilities:
Receivables	24,994	(2,220)	211,318
Inventories	30,347	(12,345)	(129,334)
Accounts payable, accrued expenses and other liabilities	(2,143)	(253,547)	(199,205)
Other, net	(12,461)	(2,275)	(1,669)
Net cash provided by (used in) operating activities	34,617	(347,545)	(133,964)
Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	989	(67,260)	(15,669)
Proceeds from sale of operating property	—	80,600	—
Purchases of property and equipment, net	(1,749)	(242)	(420)
Net cash provided by (used in) investing activities	(760)	13,098	(16,089)
Cash flows from financing activities:
Change in restricted cash	22,119	50,996	(1,185)
Proceeds from issuance of senior notes	694,831	—	—
Payment of senior notes issuance costs	(12,445)	—	—
Repayment of senior notes	(592,645)	(100,000)	—
Payments on mortgages and land contracts due to land sellers and other loans	(26,298)	(89,461)	(101,154)
Issuance of common stock under employee stock plans	593	1,796	1,851
Excess tax benefit associated with exercise of stock options	—	—	583
Payments of cash dividends	(10,599)	(19,240)	(19,223)
Stock repurchases	(1,799)	—	(350)
Net cash provided by (used in) financing activities	73,757	(155,909)	(119,478)
Net increase (decrease) in cash and cash equivalents	107,614	(490,356)	(269,531)
Cash and cash equivalents at beginning of year	418,074	908,430	1,177,961
Cash and cash equivalents at end of year	$525,688	$418,074	$908,430
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
Operations. KB Home is a builder of single-family residential homes, townhomes and condominiums. We had ongoing operations in Arizona, California, Colorado, Florida, Maryland, Nevada, New Mexico, North Carolina, Texas and Virginia as of November 30, 2012. We offer title and insurance services to our homebuyers through our financial services subsidiary, KB Home Mortgage Company (“KBHMC”). From 2005 until June 30, 2011, we also offered mortgage banking services to our homebuyers indirectly through KBA Mortgage, a former unconsolidated joint venture of a subsidiary of ours and a subsidiary of Bank of America, N.A., with each partner having a 50% interest in the venture. KBA Mortgage ceased offering mortgage banking services after June 30, 2011. KBA Mortgage was accounted for as an unconsolidated joint venture within our financial services reporting segment.
Basis of Presentation. The consolidated financial statements include our accounts and all significant subsidiaries and joint ventures in which a controlling interest is held, as well as certain VIEs required to be consolidated pursuant to ASC 810. All intercompany transactions have been eliminated. Investments in unconsolidated joint ventures in which we have less than a controlling interest are accounted for using the equity method.
Use of Estimates. The accompanying consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $396.3 million at November 30, 2012 and $212.8 million at November 30, 2011. The majority of our cash and cash equivalents were invested in money market accounts.
Restricted cash of $42.4 million at November 30, 2012 and $64.5 million at November 30, 2011 consisted of cash deposited with various financial institutions that was required as collateral for our LOC Facilities.
Property and Equipment and Depreciation. Property and equipment are recorded at cost and are depreciated over their estimated useful lives, which generally range from two to 10 years, using the straight-line method. Repair and maintenance costs are charged to earnings as incurred. Property and equipment are included in other assets on the consolidated balance sheets. Property and equipment totaled $7.9 million, net of accumulated depreciation of $18.5 million, at November 30, 2012, and $7.8 million, net of accumulated depreciation of $18.0 million, at November 30, 2011. Depreciation expense totaled $1.6 million in 2012, $2.0 million in 2011 and $3.3 million in 2010.
Homebuilding Operations. Revenues from housing and other real estate sales are recognized in accordance with ASC 360 when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a sufficient down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.
Construction and land costs are comprised of direct and allocated costs, including estimated future costs for the limited warranty on our homes and amenities within a community. Land acquisition, land development and other common costs are generally allocated on a relative fair value basis to the homes within a community or land parcel. Land acquisition and land development costs include related interest and real estate taxes.
Housing and land inventories are stated at cost, unless the carrying value is determined not to be recoverable, in which case the affected inventories are written down to fair value in accordance with ASC 360. ASC 360 requires that real estate assets, such as our housing and land inventories, be tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by comparing the carrying value of an asset to the undiscounted future net cash flows expected to be generated by the asset. These impairment evaluations are significantly impacted by estimates for the amounts and timing of future revenues, costs and expenses, and other factors. If the carrying value of real estate assets is not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of the affected asset exceeds its estimated fair value.
Fair Value Measurements. ASC 820 provides a framework for measuring the fair value of assets and liabilities under GAAP and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. Fair value is determined based on estimated future net cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques.
Our financial instruments consist of cash and cash equivalents, restricted cash, mortgages and notes receivable, senior notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques, as appropriate. When available, we use quoted market prices in active markets to determine fair value.
Financial Services Operations. Our financial services segment generates revenues primarily from insurance commissions, title services, marketing services fees and interest income. Insurance commissions are recognized when policies are issued. Title services revenues are recorded when closing services are rendered and title insurance policies are issued, both of which generally occur at the time each home is closed. Marketing services fees are recognized when earned and interest income is accrued as earned.
Warranty Costs. We provide a limited warranty on all of our homes. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability and adjust the amount as necessary based on our assessment.
Insurance. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported.
We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims liabilities for the risks that we are assuming under our self-insurance. Projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, claim settlement patterns, insurance industry practices and legal or regulatory interpretations, among other factors. Because of the degree of judgment required and the potential for variability in the underlying assumptions used in determining these estimated liability amounts, actual future costs could differ from our estimated amounts.
Advertising Costs. We expense advertising costs as incurred. We incurred advertising costs of $24.6 million in 2012, $32.4 million in 2011 and $25.9 million in 2010.
Legal Fees. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized as incurred in our consolidated balance sheets. We expensed legal fees of $12.6 million in 2012, $16.9 million in 2011 and $33.7 million in 2010.
Stock-Based Compensation. With the approval of the management development and compensation committee, consisting entirely of independent members of our board of directors, we have provided compensation benefits to certain of our employees in the form of stock options, restricted stock, PSUs, phantom shares and SARs.
We measure and recognize compensation expense associated with our grant of equity-based awards in accordance with ASC 718, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. We estimate the fair value of stock options and SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. ASC 718 also requires the tax benefit resulting from tax deductions in excess of the compensation expense recognized for those options to be reported in the statement of cash flows as an operating cash outflow and a financing cash inflow.
Income Taxes. Income taxes are accounted for in accordance with ASC 740. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements.
Accumulated Other Comprehensive Loss. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2012 and 2011 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation — Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
Loss Per Share. Basic and diluted loss per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2012	2011	2010
Numerator:
Net loss	$(58,953)	$(178,768)	$(69,368)
Denominator:
Basic and diluted average shares outstanding	77,106	77,043	76,889
Basic and diluted loss per share	$(.76)	$(2.32)	$(.90)
All outstanding stock options were excluded from the diluted loss per share calculations for the years ended November 30, 2012, 2011 and 2010 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.
Recent Accounting Pronouncements. In May 2011, the FASB issued ASU 2011-04, which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of recurring fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance was effective for interim and annual periods beginning after December 15, 2011. Our adoption of this guidance as of March 1, 2012 did not have a material impact on our consolidated financial position or results of operations.
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
Reclassifications. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2012 presentation.

Note 2.	Segment Information
As of November 30, 2012, we had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within our consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of November 30, 2012, our homebuilding reporting segments conducted ongoing operations in the following states:
West Coast: California
Southwest: Arizona, Nevada and New Mexico
Central: Colorado and Texas
Southeast: Florida, Maryland, North Carolina and Virginia
Our homebuilding reporting segments are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to first-time, move-up and active adult homebuyers.
Our homebuilding reporting segments were identified based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, methods used to sell and construct homes and land acquisition characteristics. We evaluate segment performance primarily based on segment pretax results.
Our financial services reporting segment provides insurance services to our homebuyers in the same markets as our homebuilding reporting segments and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. In addition, since the third quarter of 2011, this segment has earned revenues pursuant to the terms of a marketing services agreement with a preferred mortgage lender that offers mortgage banking services, including mortgage loan originations, to our homebuyers who elect to use the lender. Our homebuyers are under no obligation to use our preferred mortgage lender and may select any lender of their choice to obtain mortgage financing for the purchase of a home. We make available to our homebuyers marketing materials and other information regarding our preferred mortgage lender’s financing options and mortgage loan products, and are compensated solely for the fair market value of these services. Prior to late June 2011, this segment provided mortgage banking services to our homebuyers indirectly through KBA Mortgage, a former unconsolidated joint venture of a subsidiary of ours and a subsidiary of Bank of America, N.A., with each partner having had a 50% interest in the venture.
Our reporting segments follow the same accounting policies used for our consolidated financial statements as described in Note 1. Summary of Significant Accounting Policies in this report. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our reporting segments (in thousands):

	Years Ended November 30,
	2012	2011	2010
Revenues:
West Coast	$755,259	$589,387	$700,645
Southwest	132,438	139,872	187,736
Central	436,407	369,705	436,404
Southeast	224,328	206,598	256,978
Total homebuilding revenues	1,548,432	1,305,562	1,581,763
Financial services	11,683	10,304	8,233
Total	$1,560,115	$1,315,866	$1,589,996

	Years Ended November 30,
	2012	2011	2010
Pretax income (loss):
West Coast	$(10,467)	$19,639	$60,250
Southwest	(10,194)	(108,265)	(15,802)
Central	1,449	(12,924)	(1,772)
Southeast	(1,183)	(37,983)	(42,801)
Corporate and other (a)	(69,541)	(67,713)	(88,386)
Total homebuilding pretax loss	(89,936)	(207,246)	(88,511)
Financial services	10,883	26,078	12,143
Total	$(79,053)	$(181,168)	$(76,368)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(174)	$68	$1,476
Southwest	(811)	(55,902)	(8,631)
Central	—	—	—
Southeast	591	(5)	898
Total	$(394)	$(55,839)	$(6,257)

Inventory impairments:
West Coast	$19,235	$2,598	$3,828
Southwest	2,135	18,715	962
Central	1,267	51	348
Southeast	5,470	1,366	4,677
Total	$28,107	$22,730	$9,815

Land option contract abandonments:
West Coast	$—	$704	$797
Southwest	—	296	—
Central	133	1,310	6,511
Southeast	293	751	2,802
Total	$426	$3,061	$10,110

Joint venture impairments:
West Coast	$—	$—	$—
Southwest	—	53,727	—
Central	—	—	—
Southeast	—	—	—
Total	$—	$53,727	$—

(a)	Corporate and other includes corporate general and administrative expenses.

	November 30,
	2012	2011
Assets:
West Coast	$930,450	$995,888
Southwest	319,863	338,586
Central	369,294	336,553
Southeast	341,460	317,308
Corporate and other	596,176	492,034
Total homebuilding assets	2,557,243	2,480,369
Financial services	4,455	32,173
Total assets	$2,561,698	$2,512,542

Investments in unconsolidated joint ventures:
West Coast	$38,372	$38,405
Southwest	75,920	80,194
Central	—	—
Southeast	9,382	9,327
Total	$123,674	$127,926

Note 3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2012	2011	2010
Revenues
Insurance commissions	$7,140	$7,188	$7,235
Title services	2,362	1,983	992
Marketing services fees	2,175	1,125	—
Interest income	6	8	6
Total	11,683	10,304	8,233
Expenses
General and administrative	(2,991)	(3,512)	(3,119)
Operating income	8,692	6,792	5,114
Equity in income/gain on wind down of unconsolidated joint venture	2,191	19,286	7,029
Pretax income	$10,883	$26,078	$12,143

	November 30,
	2012	2011
Assets
Cash and cash equivalents	$923	$3,024
Receivables	1,859	25,495
Investment in unconsolidated joint venture	1,630	3,639
Other assets	43	15
Total assets	$4,455	$32,173
Liabilities
Accounts payable and accrued expenses	$3,188	$7,494
Total liabilities	$3,188	$7,494
In the fourth quarter of 2011, we received a distribution of $13.8 million and established a receivable of $23.5 million in connection with the wind down of KBA Mortgage’s business operations. We recorded a gain of $19.8 million in the fourth quarter of 2011 that was included in equity in income/gain on wind down of unconsolidated joint venture. The receivable was collected in December 2011. In the third quarter of 2012, we recognized an additional gain of $2.1 million in connection with the wind down of KBA Mortgage.
Although KBHMC ceased originating and selling mortgage loans on September 1, 2005, it may be required to repurchase, or provide indemnification with respect to, an individual loan that it funded on or before August 31, 2005 and sold to an investor if the representations or warranties that it made in connection with the sale of the loan are breached, in the event of an early payment default, if the loan does not comply with the underwriting standards or other requirements of the ultimate investor or an applicable insurer, or due to a delinquency or other matters arising in connection with the loan.

Note 4.	Receivables
Receivables of $64.8 million at November 30, 2012 and $66.2 million at November 30, 2011 included amounts due from municipalities and utility companies, state income taxes receivable and escrow deposits. At November 30, 2011, receivables also included mortgages and notes receivable. Receivables were net of allowances for doubtful accounts of $21.3 million in 2012 and $23.7 million in 2011.

Note 5.	Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2012	2011
Homes under construction	$454,108	$417,304
Land under development	567,470	572,660
Land held for future development	684,993	741,665
Total	$1,706,571	$1,731,629
Homes under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, capitalized interest and real estate taxes associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has been suspended or has not yet begun, but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a community.
Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized in construction and land costs as the related inventories are delivered to homebuyers. For those communities where development activity has been suspended, applicable interest is expensed as incurred. Our interest costs are as follows (in thousands):

	Years Ended November 30,
	2012	2011	2010
Capitalized interest at beginning of year	$233,461	$249,966	$291,279
Capitalized interest related to consolidation of previously unconsolidated joint ventures	—	—	9,914
Interest incurred (a)	132,657	112,037	122,230
Interest expensed (a)	(69,804)	(49,204)	(68,307)
Interest amortized to construction and land costs	(78,630)	(79,338)	(105,150)
Capitalized interest at end of year (b)	$217,684	$233,461	$249,966

(a)
Amounts for the year ended November 30, 2012 include a $10.3 million loss on the early extinguishment of debt. Amounts for the year ended November 30, 2011 include a $3.6 million gain on the early extinguishment of secured debt. Amounts for the year ended November 30, 2010 include a total of $1.8 million of debt issuance costs written off in connection with our voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million and the voluntary termination of the Credit Facility effective March 31, 2010.

(b)
Inventory impairment charges are recognized against all inventory costs of a community, such as land acquisition, land development, cost of home construction and capitalized interest. Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest as impairment charges recognized are not generally allocated to specific components of inventory.

Note 6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with ASC 360. We evaluated 135, 138 and 118 communities or land parcels for recoverability during the years ended November 30, 2012, 2011 and 2010, respectively. As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during these years were evaluated in more than one quarterly period.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. With the undiscounted future net cash flows, we also consider recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the years ended November 30, 2012 and 2011, these expectations reflected our experience that, although there were at times measurable quarterly fluctuations in our year-over-year and sequential net orders, backlog levels and housing gross profit margin, these were primarily due to certain period-specific and/or company-specific factors that we believed would be largely mitigated by various strategic actions and/or by observed market trends. These factors included mortgage loan funding issues arising from a change in the nature of our relationships with mortgage lenders; the before and after effects of the Tax Credit that expired in 2010; and a lower community count as a result of our strategic repositioning efforts. We believe the impact of these factors was moderated by our operational transition to our new preferred mortgage lender; our strategic growth initiatives; and our continued ability to generate a consistent or higher average selling price as a result of the demand from our homebuyers for larger home sizes and more design options. By comparison, market conditions for our assets in inventory where impairment indicators were identified have been generally stable in 2011 and 2012, with no significant or sustained deterioration identified as to revenue and cost drivers that would prevent or otherwise impact recoverability. Based on this experience, and taking into account the signs of stability and improvement in many markets for new home sales, our inventory assessments as of November 30, 2012 considered an expected steady, if slightly improved, overall sales pace and average selling price performance for 2013 relative to the pace and performance in recent quarters.

Given the inherent challenges and uncertainties in forecasting future results, our inventory assessments at the time they are made take into consideration whether a community or land parcel is active, meaning it is open for sales and/or undergoing development, or whether it is being held for future development. For active communities and land parcels, due to their short-term nature as compared to land held for future development, our inventory assessments generally assume the continuation of then-current market conditions, subject to identifying information suggesting a significant sustained deterioration or other changes in such conditions. These assessments, at the time made, generally anticipate net orders, average selling prices, volume of homes delivered and costs to continue at or near then-current levels through the affected asset’s estimated remaining life. Inventory assessments for our land held for future development consider then-current market conditions as well as subjective forecasts regarding the timing and costs of land development and home construction and related cost inflation; the product(s) to be offered; and the net orders, volume of homes delivered, and selling prices and related price appreciation of the offered product(s) when an associated community is anticipated to open for sales. We evaluate various factors to develop these forecasts, including the availability of and demand for homes and finished lots within the relevant marketplace; historical, current and expected future sales trends for the marketplace; and third-party data, if available. These various estimates, trends, expectations and assumptions used in each of our inventory assessments are specific to each community or land parcel based on what we believe are reasonable forecasts for performance and may vary among communities or land parcels and may vary over time.
We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. Inputs used in the estimated discounted future net cash flows are specific to each affected community or land parcel and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and delivery rates. The discount rates we use are impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment was made.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities or land parcels written down to fair value during the years presented:

Years Ended November 30,
Unobservable Input (a)	2012	2011	2010
Average selling price	$115,200 - $556,300	$142,900 - $391,900	$96,600 - $256,400
Deliveries per month	1 - 6	1 - 10	3 - 6
Discount rate	17% - 20%	17% - 20%	17% - 20%

(a)
The ranges of inputs used primarily reflect the underlying variability among the various housing markets where each of the impacted communities or land parcels are located, rather than fluctuations in prevailing market conditions.

Based on the results of our evaluations, we recognized inventory impairment charges of $28.1 million in 2012 associated with 14 communities, with a post-impairment fair value of $39.9 million. In 2011, we recognized inventory impairment charges of $22.7 million associated with 12 communities or land parcels, with a post-impairment fair value of $34.0 million. These charges included an $18.1 million adjustment to the fair value of real estate collateral in our Southwest homebuilding reporting segment that we took back on a note receivable in 2011. In 2010, we recognized inventory impairment charges of $9.8 million associated with eight communities or land parcels, with a post-impairment fair value of $11.6 million. The inventory impairment charges we recognized during 2012, 2011 and 2010 reflected challenging economic and housing market conditions in certain of our served markets. In addition, the inventory impairment charges in 2012 were partly due to changes to our operational or selling strategy for certain communities in an effort to accelerate our return on investment. In some cases, we have recognized inventory impairment charges for particular communities or land parcels in multiple years.
As of November 30, 2012, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $307.2 million, representing 46 communities and various other land parcels. As of November 30, 2011, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $338.5 million, representing 53 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and home delivery volume; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.4 million corresponding to 446 lots in 2012, $3.1 million corresponding to 830 lots in 2011, and $10.1 million corresponding to 1,007 lots in 2010. Inventory impairment and land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and expected delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents our assets measured at fair value on a nonrecurring basis for the year ended November 30, 2012 and 2011 (in thousands):

	Fair Value
Description	Hierarchy	November 30, 2012 (a)	November 30, 2011 (a)
Long-lived assets held and used	Level 2	$—	$75
Long-lived assets held and used	Level 3	39,851	33,947
Total		$39,851	$34,022

(a)
Amounts represent the aggregate fair value for communities or land parcels where we recognized inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these communities or land parcels may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying value of $68.0 million were written down to their fair value of $39.9 million during the year ended November 30, 2012, resulting in inventory impairment charges of $28.1 million. Long-lived assets held and used with a carrying value of $56.7 million were written down to their fair value of $34.0 million during the year ended November 30, 2011, resulting in inventory impairment charges of $22.7 million.
The fair values for our long-lived assets held and used that were determined using Level 2 inputs were based on an executed contract. The fair values for long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future net cash flows discounted for inherent risk associated with each asset as described in Note 6. Inventory Impairments and Land Option Contract Abandonments in this report. The discount rates we use are impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines;

market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment was made. These factors were specific to each affected community or land parcel and may have varied among communities or land parcels.
Our financial instruments consist of cash and cash equivalents, restricted cash, mortgages and notes receivable, senior notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques, as appropriate. When available, we use quoted market prices in active markets to determine fair value.
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2012		2011
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes due February 1, 2014 at 5 3/4%	Level 2	$75,911	$77,679	$249,647	$232,500
Senior notes due January 15, 2015 at 5 7/8%	Level 2	101,999	106,003	299,273	270,000
Senior notes due June 15, 2015 at 6 1/4%	Level 2	236,826	248,751	449,795	401,625
Senior notes due September 15, 2017 at 9.10%	Level 2	261,430	305,413	260,865	235,519
Senior notes due June 15, 2018 at 7 1/4%	Level 2	299,129	325,500	299,007	251,625
Senior notes due March 15, 2020 at 8.00%	Level 2	345,209	390,250	—	—
Senior notes due September 15, 2022 at 7.50%	Level 2	350,000	378,000	—	—

The fair values of our senior notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, restricted cash, mortgages and notes receivable, and mortgages and land contracts due to land sellers and other loans approximate fair values.

Note 8.	Variable Interest Entities
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at November 30, 2012 and 2011 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs and we did not have a controlling financial interest or, if they were VIEs, we were not the primary beneficiary of the VIEs.
In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. The use of these land option contracts and other similar contracts generally allows us to reduce the market risks associated with direct land ownership and development, and to reduce our capital and financial commitments, including interest and other carrying costs. Under such contracts, we typically pay a specified option or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for us, with the land seller being identified as a VIE.
In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of November 30, 2012 and 2011 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2012		November 30, 2011
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$8,463	$327,196	$8,097	$122,125
Other land option contracts and other similar contracts	17,219	298,139	12,830	222,940
	$25,682	$625,335	$20,927	$345,065
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $25.4 million at November 30, 2012 and $31.5 million at November 30, 2011. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.5 million at November 30, 2012 and $1.7 million at November 30, 2011 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $4.1 million at November 30, 2012 and $23.9 million at November 30, 2011.

Note 9.	Investments in Unconsolidated Joint Ventures
We have investments in unconsolidated joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. These investments are designed primarily to reduce market and development risks and to increase the number of lots owned and controlled by us. In some instances, participating in unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While we consider our participation in unconsolidated joint ventures as potentially beneficial to our homebuilding activities, we do not view such participation as essential and have unwound our participation in a number of unconsolidated joint ventures in the past few years.
We typically have obtained rights to acquire portions of the land held by the unconsolidated joint ventures in which we currently participate. When an unconsolidated joint venture sells land to our homebuilding operations, we defer recognition of our share of such unconsolidated joint venture’s earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis equal to our respective equity interests. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related governing documents.
Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. We share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. In some instances, we recognize profits and losses related to our investment in an unconsolidated joint venture that differ from our equity interest in the unconsolidated joint venture. This may arise from impairments that we recognize related to our investment that differ from the impairments the unconsolidated joint venture recognizes with respect to the unconsolidated joint venture’s assets; differences between our basis in assets we have transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; our deferral of the unconsolidated joint venture’s profits from land sales to us; or other items.
With respect to our investments in unconsolidated joint ventures, our equity in loss of unconsolidated joint ventures included impairment charges of $53.7 million in 2011. There were no such impairment charges in 2012 or 2010. In 2011, the impairment charge reflected the write off of our remaining investment in South Edge, a residential development joint venture in our Southwest reporting segment. We wrote off our remaining investment based on our determination that South Edge was no longer able to perform its activities as originally intended following a court decision in the first quarter of 2011 to enter into an order for relief on a Chapter 11 involuntary bankruptcy petition (the “Petition”) filed against South Edge.

The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2012	2011	2010
Revenues	$31,772	$230	$122,200
Construction and land costs	(21,467)	(54)	(120,010)
Other expenses, net	(2,009)	(4,506)	(19,362)
Income (loss)	$8,296	$(4,330)	$(17,172)
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	November 30,
	2012	2011
Assets
Cash	$29,721	$8,923
Receivables	6,104	19,503
Inventories	352,791	368,306
Other assets	1,175	151
Total assets	$389,791	$396,883
Liabilities and equity
Accounts payable and other liabilities	$88,027	$96,981
Equity	301,764	299,902
Total liabilities and equity	$389,791	$396,883
The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	November 30,
	2012	2011
Number of investments in unconsolidated joint ventures	8	8
Investments in unconsolidated joint ventures	$123,674	$127,926
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements, and certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of our unconsolidated joint ventures had outstanding debt at November 30, 2012 or 2011.
In certain instances, we and/or our partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guarantees to the unconsolidated joint venture’s lenders. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute capital to an unconsolidated joint venture to enable it to fund its completion obligations. Our potential responsibility under our completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty refers to the payment of losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project. As none of our unconsolidated joint ventures had outstanding debt at November 30, 2012 or 2011, we did not have exposure with respect to any related completion or carve-out guarantees as of those dates.
In addition to completion and carve-out guarantees, we provided the Springing Guaranty to the Administrative Agent in connection with secured loans made to South Edge. On February 3, 2011, a bankruptcy court entered an order for relief on the Petition filed against South Edge and appointed a Chapter 11 trustee for South Edge. Although we believed that there were potential offsets or defenses to prevent or minimize the enforcement of the Springing Guaranty, as a result of the February 3, 2011 order for relief on the Petition, we considered it probable, based on the terms of the Springing Guaranty, that we became responsible to pay certain amounts to the Administrative Agent related to the Springing Guaranty. Therefore, beginning in the first quarter of 2011, our consolidated financial statements reflected a net payment obligation, representing our estimate of the probable amount that we would pay to the Administrative Agent (on behalf of the South Edge lenders) related to the Springing Guaranty and to pay for certain fees, expenses and charges and for certain allowed general unsecured claims in the South Edge bankruptcy case. This estimate was evaluated at the end of each subsequent quarterly period in 2011 and updated to reflect our belief of our probable net payment obligation at the time. In connection with the South Edge Plan and the resolution of other matters surrounding South Edge, we made payments of $251.9 million in the fourth quarter of 2011, including a payment to the Administrative Agent, which satisfied the respective liens of the Administrative Agent and most of the South Edge lenders on the land South Edge owned. Accordingly, our obligations under the Springing Guaranty were eliminated. As a result of recording a probable obligation related to the Springing Guaranty and the bankruptcy court’s confirmation of the South Edge Plan, and taking into account accruals we had previously established with respect to our investment in South Edge, we recognized an aggregate loss on loan guaranty charge of $30.8 million in our consolidated statements of operations for the year ended November 30, 2011. This charge was in addition to the joint venture impairment charge of $53.7 million that we recognized in 2011 to write off our remaining investment in South Edge.
Our investments in unconsolidated joint ventures as of November 30, 2012 and 2011 included our investment of $71.0 million and $75.5 million, respectively, in Inspirada Builders, LLC, an unconsolidated joint venture that was formed in 2011 in connection with the South Edge Plan and in which a wholly owned subsidiary of ours is a member. As part of the terms of the South Edge Plan, land previously owned by the South Edge joint venture, including our share that consists of approximately 600 developable acres, was acquired by Inspirada Builders, LLC in November 2011. We anticipate that we will acquire our share of the land from Inspirada Builders, LLC through a future distribution.
Our initial investment of $75.5 million in Inspirada Builders, LLC consisted of $75.2 million, the estimated fair value as of November 30, 2011 of our share of the land the venture holds, and a $.3 million initial capital contribution to fund the venture’s operations. We calculated this estimated fair value of our share of the land using a present value methodology and assumed that we would develop the land, build and sell homes on most of the land, and sell the remainder of the developed land. This fair value estimate at November 30, 2011 reflected our expectations of the price we would receive for our share of the land in the land’s then-current state in an orderly (not a forced) transaction under then-prevailing market conditions. This fair value estimate of our share of the land reflected judgments and assumptions believed to be appropriate based on the information known to us at the time concerning, among other things, (a) southern Nevada housing market supply and demand conditions, including estimates of average selling prices; (b) potential future home sales and cancellation rates; (c) entitlements and development plans for the land; (d) land development, home construction and overhead costs to be incurred; and (e) a risk-free rate of return and an expected risk premium, in each case in relation to an expected 15-year life for the project. This fair value estimate was corroborated by a third-party appraisal conducted in the fourth quarter of 2011. Due to the judgments and assumptions applied in the fair value estimation process, it is possible that actual results could differ substantially from those estimated; however, we did not identify any impairment to our investment in Inspirada Builders, LLC as of November 30, 2012.

Note 10.	Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2012	2011
Cash surrender value of insurance contracts	$64,757	$59,718
Property and equipment, net	7,920	7,801
Debt issuance costs (a)	14,563	4,219
Prepaid expenses	7,810	2,214
Net deferred tax assets	—	1,152
Total	$95,050	$75,104

(a)
The increase in debt issuance costs as of November 30, 2012 compared to November 30, 2011 primarily reflected the costs associated with our issuance of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes during 2012.

Note 11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2012	2011
Construction defect and other litigation liabilities	$107,111	$101,017
Employee compensation and related benefits	97,189	76,960
Warranty liability	47,822	67,693
Accrued interest payable	47,392	43,129
Liabilities related to inventory not owned	4,100	23,903
Real estate and business taxes	8,453	10,770
Other	28,278	50,934
Total	$340,345	$374,406

Note 12.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	November 30,
	2012	2011
Mortgages and land contracts due to land sellers and other loans (6% to 7% at November 30, 2012 and 2011)	$52,311	$24,984
Senior notes due February 1, 2014 at 5 3/4%	75,911	249,647
Senior notes due January 15, 2015 at 5 7/8%	101,999	299,273
Senior notes due June 15, 2015 at 6 1/4%	236,826	449,795
Senior notes due September 15, 2017 at 9.10%	261,430	260,865
Senior notes due June 15, 2018 at 7 1/4%	299,129	299,007
Senior notes due March 15, 2020 at 8.00%	345,209	—
Senior notes due September 15, 2022 at 7.50%	350,000	—
Total	$1,722,815	$1,583,571
Letter of Credit Facilities. We maintain our LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of November 30, 2012 and 2011, $41.9 million and $63.8 million, respectively, of letters of credit were outstanding under our LOC Facilities. Our LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. As of November 30, 2012 and 2011, the amount of cash maintained for our LOC Facilities totaled $42.4 million and $64.5 million, respectively, and was included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or enter into a revolving credit facility, with the same or other financial institutions.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. During 2011, we repaid debt that was secured by a multi-level residential building we operated as a rental property, which we sold during that year. As the secured debt was repaid at a discount prior to its scheduled maturity, we recognized a gain of $3.6 million on the early extinguishment of secured debt. Inventories having a carrying value of $94.1 million as of November 30, 2012 are pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. On September 20, 2011, we filed the 2011 Shelf Registration with the SEC, registering debt and equity securities that we may issue from time to time in amounts to be determined. The 2011 Shelf Registration replaced our previously effective shelf registration statement filed with the SEC on October 17, 2008 (the “2008 Shelf Registration”).
Senior Notes. All of our senior notes outstanding at November 30, 2012 and 2011 represent senior unsecured obligations, rank equally in right of payment with all of our existing and future indebtedness and are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to the applicable redemption date.
On June 30, 2004, we issued the $350 Million 6 3/8% Senior Notes at 99.3% of the principal amount of the notes in a private placement. On December 3, 2004, we exchanged all of the privately placed $350 Million 6 3/8% Senior Notes for notes that were substantially identical except that the new $350 Million 6 3/8% Senior Notes were registered under the Securities Act of 1933. On July 30, 2009, we purchased $250.0 million in aggregate principal amount of the $350 Million 6 3/8% Senior Notes pursuant to a tender offer simultaneous with the issuance of the $265 Million 9.10% Senior Notes. On August 15, 2011, we repaid the remaining $100.0 million in aggregate principal amount of the $350 Million 6 3/8% Senior Notes at their maturity.
On January 28, 2004, we issued the $250 Million 5 3/4% Senior Notes at 99.474% of the principal amount of the notes in a private placement. On June 16, 2004, we exchanged all of the privately placed $250 Million 5 3/4% Senior Notes for notes that are substantially identical except that the new $250 Million 5 3/4% Senior Notes are registered under the Securities Act of 1933.
On December 15, 2004, pursuant to the shelf registration statement filed with the SEC on November 12, 2004 (the “2004 Shelf Registration”), we issued the $300 Million 5 7/8% Senior Notes at 99.357% of the principal amount of the notes.
On June 2, 2005, pursuant to the 2004 Shelf Registration, we issued the $450 Million 6 1/4% Senior Notes at 100.614% of the principal amount of the notes.
During 2012, we purchased a portion of each of the $250 Million 5 3/4% Senior Notes, the $300 Million 5 7/8% Senior Notes and the $450 Million 6 1/4% Senior Notes, in each case pursuant to the terms of the applicable January 2012 Tender Offers and the applicable July 2012 Tender Offers, as discussed below.
On July 30, 2009, pursuant to the 2008 Shelf Registration, we issued the $265 Million 9.10% Senior Notes at 98.014% of the principal amount of the notes. We used substantially all of the net proceeds from the issuance of the $265 Million 9.10% Senior Notes to purchase, pursuant to a simultaneous tender offer, $250.0 million in aggregate principal amount of the $350 Million 6 3/8% Senior Notes.
On April 3, 2006, pursuant to the 2004 Shelf Registration, we issued $300.0 million of 7 1/4% senior notes due 2018 at 99.486% of the principal amount of the notes.
On February 7, 2012, pursuant to the 2011 Shelf Registration, we issued the $350 Million 8.00% Senior Notes at 101% of the principal amount of the notes. We used substantially all of the net proceeds from this issuance to purchase, pursuant to the terms of the applicable January 2012 Tender Offers, $56.3 million in aggregate principal amount of the $250 Million 5 3/4% Senior Notes, $130.0 million in aggregate principal amount of the $300 Million 5 7/8% Senior Notes, and $153.7 million in aggregate principal amount of the $450 Million 6 1/4% Senior Notes. The applicable January 2012 Tender Offers expired on February 15, 2012. The total amount paid to purchase these senior notes was $340.5 million. We incurred a loss of $2.0 million in the first quarter of 2012 related to the early redemption of debt due to a premium paid under the applicable January 2012 Tender Offers and the unamortized original issue discount.
On July 31, 2012, pursuant to the 2011 Shelf Registration, we issued the $350 Million 7.50% Senior Notes at 100% of the principal amount of the notes. We used $252.2 million of the net proceeds from this issuance to purchase, pursuant to the terms of the applicable July 2012 Tender Offers, $117.7 million in aggregate principal amount of the $250 Million 5 3/4% Senior Notes, $67.8 million in aggregate principal amount of the $300 Million 5 7/8% Senior Notes, and $59.4 million in aggregate principal amount of the $450 Million 6 1/4% Senior Notes. The applicable July 2012 Tender Offers expired on August 7, 2012. We used the remaining net proceeds from this issuance for general corporate purposes. We incurred a loss of $8.3 million in the third quarter of 2012 related to the early redemption of debt due to a premium paid under the applicable July 2012 Tender Offers and the unamortized original issue discount.
If a change in control occurs as defined in the instruments governing each of the $265 Million 9.10% Senior Notes, the $350 Million 8.00% Senior Notes, and the $350 Million 7.50% Senior Notes, we would be required to offer to purchase these notes (but not our other outstanding senior notes) at 101% of their principal amount, together with all accrued and unpaid interest, if any.
The indenture governing our senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing the $265 Million 9.10% Senior Notes, the $350 Million 8.00% Senior Notes, and the $350 Million 7.50% Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.
As of November 30, 2012, we were in compliance with the applicable terms of all of our covenants under our senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2013 — $37.9 million; 2014 —$88.8 million; 2015 — $340.4 million; 2016 — $0; 2017 — $261.4 million; and thereafter — $994.3 million.

Note 13.	Commitments and Contingencies
Commitments and contingencies include typical obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business.
Warranty. We provide a limited warranty on all of our homes. The specific terms and conditions of these limited warranties vary depending upon the markets in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on our actual warranty costs in the future and such amounts could differ from our current estimates.
The changes in our warranty liability are as follows (in thousands):

	Years Ended November 30,
	2012	2011	2010
Balance at beginning of year	$67,693	$93,988	$135,749
Warranties issued	8,416	4,852	5,173
Payments	(19,866)	(25,024)	(44,973)
Adjustments	(8,421)	(6,123)	(1,961)
Balance at end of year	$47,822	$67,693	$93,988
Our overall warranty liability at November 30, 2012 included $1.5 million for estimated remaining repair costs associated with 17 homes that have been identified as containing or potentially containing allegedly defective drywall manufactured in China. These homes are located in Florida and were primarily delivered in 2006 and 2007. Our overall warranty liability at November 30, 2011 and 2010 included $4.8 million for estimated remaining repair costs associated with 87 such homes and $11.3 million associated with 296 such homes, respectively. The decreases in the liability for estimated repair costs associated with such homes at November 30, 2012 and 2011 reflected the lower number of homes with unresolved repairs at each date as compared to the respective previous year. Since 2009, we have identified a total of 469 such homes and resolved repairs on 452 of them through November 30, 2012. We consider warranty-related repairs for homes to be resolved when all repairs are complete and all repair costs are fully paid, and/or when we determine that we are not obligated to or will not need to repair a home under our limited warranty. During the years ended November 30, 2012, 2011 and 2010, we paid $2.9 million, $13.7 million and $25.5 million, respectively, to repair homes identified as affected or potentially affected by the allegedly defective drywall. As of November 30, 2012, we have paid $43.4 million of the total estimated repair costs of $44.9 million associated with all such homes.
The drywall used in the construction of our homes is purchased and installed by subcontractors. Our subcontractors obtained drywall material from multiple domestic and foreign sources through late 2008. In late 2008, we directed our subcontractors to obtain only domestically sourced drywall. Based on the significantly reduced warranty claim rate on the issue (only two additional homes were identified in 2012 as containing or potentially containing allegedly defective drywall manufactured in China), community-wide reviews we have conducted, and the domestic sourcing of drywall material since late 2008, we believe that we have identified substantially all such homes and will receive at most only nominal additional claims in future periods.
We have tendered claims with our liability insurance carriers, seeking reimbursement of costs we have incurred to make repairs on and to handle claims with respect to previously delivered homes, including homes identified as affected or potentially affected by the allegedly defective drywall. During 2012, we recognized insurance recoveries of $26.5 million as a reduction to construction and land costs in our consolidated statements of operations, representing amounts we received from one of our insurance carriers for a portion of the claims we have tendered. We intend to continue to seek and are undertaking efforts, including legal proceedings, to obtain reimbursement from various sources, including suppliers and their insurers, for the costs we have incurred or expect to incur to investigate and complete repairs and to defend ourselves in litigation associated with homes previously delivered, including homes identified as affected or potentially affected by the allegedly defective drywall. Given uncertainties in the potential outcomes of these efforts, we have not recorded any amounts for potential future recoveries as of November 30, 2012.
As of November 30, 2012, we were a defendant in 10 lawsuits relating to the allegedly defective drywall. Seven of these lawsuits are “omnibus” class actions purportedly filed on behalf of numerous homeowners asserting claims for damages against drywall manufacturers, homebuilders and other parties in the supply chain of the allegedly defective drywall material. We are also a defendant in two lawsuits brought in Florida state court and one lawsuit brought in Louisiana federal court, in each case by individual homeowners. On May 31, 2012, a global settlement of claims relating to the allegedly defective drywall material, including those brought against us, was preliminarily approved by the federal court judge overseeing a multidistrict litigation case — In re: Chinese Manufactured Drywall Products Liability Litigation (MDL-2047). A fairness hearing on the preliminary global settlement was held on November 13, 2012. The hearing is not yet concluded. If the global settlement is finally approved and is accepted by all parties in its current form, it will resolve all current claims against us and bar any future claims against all participating defendants, including us. Some of the plaintiffs have opted out of the global settlement, and we will defend cases by those plaintiffs against us. While the ultimate outcomes of the drywall-related lawsuits are uncertain, based on the current status of the proceedings, we do not believe the outcomes will be material to our consolidated financial statements.
During 2012, we received warranty claims from homeowners in certain of our communities in Florida for water intrusion-related issues on homes we delivered between 2003 and 2009. While we initially believed these issues were isolated, after additional investigation, we determined in the fourth quarter of 2012 that more homes and communities may have been affected. Given the early stage of our investigation into the scope of the water intrusion-related issues in Florida, we are currently unable to determine whether we will need to record additional charges for repair costs. Our investigation into these issues, including estimating the number of homes affected and the overall repair costs, is ongoing.
In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty. Accordingly, since 2009, we have evaluated the costs related to homes identified as affected or potentially affected by allegedly defective drywall manufactured in China, and in 2012, we also evaluated the costs related to homes potentially affected by water intrusion-related issues, in each case together with all of our other warranty-related items. Notwithstanding our actual or estimated remaining repair costs related to the allegedly defective drywall and water intrusion-related issues, since 2009 we have experienced favorable trends in our actual warranty costs incurred with respect to claims relating to other warranty-related items, reflecting, among other things, our ongoing focus on construction quality and customer service. Based on our assessments of these and other relevant factors on a combined basis, we determined that our overall warranty liability at each reporting date was sufficient to cover our overall warranty obligations on previously delivered homes that are under our limited warranty. Additionally, based on our assessment of the trends in our warranty claims experience, and taking into account the decrease in the overall number of homes we have delivered over the past several years before 2012 and the steady reduction in our estimated remaining repair costs and actual repair costs incurred for homes identified as affected or potentially affected by the allegedly defective drywall, we recorded favorable warranty adjustments of $11.2 million in the second quarter of 2012 and $7.4 million in the third quarter of 2011 as reductions to construction and land costs in our consolidated statements of operations in those periods. As of November 30, 2012, based on our assessment of our overall warranty liability on a combined basis for all of our previously delivered homes that are under our limited warranty, including the homes identified as affected or potentially affected by the allegedly defective drywall and the increased number of homes potentially affected by water intrusion-related issues, we recorded an adjustment to increase our overall warranty liability by $2.6 million in the fourth quarter of 2012 with a corresponding charge to construction and land costs in our consolidated statement of operations.
Depending on the number of additional homes identified as affected or potentially affected by allegedly defective drywall manufactured in China or by water intrusion-related issues, if any, and the actual costs we incur in future periods to repair such homes and/or homes affected by other warranty-related issues, including costs to provide affected homeowners with temporary housing, we may revise the estimated amount of our liability, which could result in an increase or decrease in our overall warranty liability.
Guarantees. In the normal course of our business, we issue certain representations, warranties and guarantees related to our home sales and land sales that may be affected by Accounting Standards Codification Topic No. 460, “Guarantees.” Based on historical evidence, we do not believe any potential liability with respect to these representations, warranties or guarantees would be material to our consolidated financial statements.

Insurance. We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, our subcontractors' general liability insurance primarily takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. Our estimated liabilities for such items were $93.3 million at November 30, 2012 and $94.9 million at November 30, 2011. These amounts are included in accrued expenses and other liabilities in our consolidated balance sheets. Our expenses associated with self-insurance totaled $8.7 million in 2012, $7.2 million in 2011 and $7.4 million in 2010. These expenses were largely offset by contributions from subcontractors participating in the wrap-up policy.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2012, we had $286.1 million of performance bonds and $41.9 million of letters of credit outstanding. At November 30, 2011, we had $361.6 million of performance bonds and $63.8 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At November 30, 2012, we had total deposits of $26.2 million, comprised of $25.7 million of cash deposits and $.5 million of letters of credit, to purchase land having an aggregate purchase price of $625.3 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

Leases. We lease certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, we expect that leases that expire will be renewed or replaced by other leases with similar terms. The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year, are as follows (in thousands):

Years Ending November 30,
2013	$5,873
2014	5,338
2015	2,728
2016	289
2017	—
Thereafter	—
Total minimum lease payments	$14,228
Rental expense on our operating leases was $5.5 million in 2012, $6.7 million in 2011 and $8.5 million in 2010.

Note 14.	Legal Matters
Nevada Development Contract Litigation. On November 4, 2011, the Eighth Judicial District Court, Clark County, Nevada set for trial a consolidated action against KB Nevada, in a case entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc.  In 2007, LVDA agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada.  LVDA subsequently assigned its rights to Essex.  KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements.  LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements.  LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter.  The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus the Claimed Damages.  KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims.  At a November 19, 2012 hearing, the court denied all of the consolidated plaintiffs’ motions for summary judgment on their claims. In addition, the court granted several of KB Nevada's motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages (now excluding any punitive damages per the court’s action) plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages.  A non-jury trial, originally set for September 2012 and then continued until January 2013, has now been further continued to October 15, 2013.
Southern California Project Development Case. On December 27, 2011, the jury in a case entitled Estancia Coastal, LLC v. KB HOME Coastal Inc. et al. returned a verdict against KB HOME Coastal Inc., a wholly owned subsidiary, and us for $9.8 million, excluding legal fees and interest. The case related to a land option contract and a construction agreement between KB HOME Coastal Inc. and the plaintiff. Based on pre-trial analysis, the verdict was not expected, and KB HOME Coastal Inc. and we jointly filed a motion for judgment notwithstanding the verdict and a motion for a new trial, which were heard on May 18, 2012. On May 23, 2012, the trial court denied the motions and on June 4, 2012 entered a judgment in favor of the plaintiff in the amount of $9.2 million plus pre-judgment interest of approximately $.9 million. The judgment entered reflects an earlier payment by us to the plaintiff of a portion of the jury’s award and does not include legal fees and costs and post-judgment interest. We had established an accrual for this matter based on our pre-judgment estimate of the probable loss. However, as a result of the trial court’s decision and probable legal fees and costs award, we recorded a charge of $8.8 million in the second quarter of 2012 to increase the accrual for this matter to $11.7 million. The charge was included in selling, general and administrative expenses in our consolidated statement of operations. On September 14, 2012, following a hearing, the trial court awarded legal fees and costs to the plaintiff of approximately $1.4 million. In light of the legal fees and costs awarded on September 14, 2012, we continue to believe our accrual at November 30, 2012 reflects the probable outcome of the matter. We and KB HOME Coastal Inc. have appealed the entry of judgment. While the ultimate outcome is uncertain, we and KB HOME Coastal Inc. believe we will be successful in resolving the matter for an amount less than the judgment.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Note 15.	Income Taxes
The components of income tax benefit (expense) in the consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2012
Current	$16,500	$3,600	$20,100
Deferred	—	—	—
Income tax benefit	$16,500	$3,600	$20,100
2011
Current	$2,600	$(200)	$2,400
Deferred	—	—	—
Income tax benefit (expense)	$2,600	$(200)	$2,400
2010
Current	$6,500	$500	$7,000
Deferred	—	—	—
Income tax benefit	$6,500	$500	$7,000

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2012	2011
Deferred tax liabilities:
Capitalized expenses	$76,112	$98,677
State taxes	64,577	61,550
Other	218	190
Total	$140,907	$160,417
Deferred tax assets:
Inventory impairments and land option contract abandonments	$132,099	$219,457
NOL from 2006 through 2012	442,621	412,901
Warranty, legal and other accruals	54,744	61,189
Employee benefits	68,644	57,699
Partnerships and joint ventures	132,851	83,693
Depreciation and amortization	7,467	13,577
Capitalized expenses	6,646	6,233
Tax credits	169,173	151,300
Deferred income	668	830
Other	6,107	2,517
Total	1,021,020	1,009,396
Valuation allowance	(880,113)	(847,827)
Total	140,907	161,569
Net deferred tax assets	$—	$1,152
The income tax benefit computed at the statutory U.S. federal income tax rate and the income tax benefit provided in the consolidated statements of operations differ as follows (in thousands):

	Years Ended November 30,
	2012	2011	2010
Income tax benefit computed at statutory rate	$27,672	$63,397	$26,729
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	9,948	4,691	4,010
Reserve and deferred income	(9,146)	(1,161)	1,204
Capitalized expenses	7,960	(3,501)	(88)
Basis in joint ventures	42,503	4,401	13,729
NOL reconciliation	(5,345)	715	(24,749)
Inventory impairments	(59,401)	(1,852)	(2,736)
Recognition of federal tax benefits	17,650	2,600	1,621
Tax credits	17,889	5,477	5,384
Valuation allowance for deferred tax assets	(32,286)	(76,747)	(21,115)
Other, net	2,656	4,380	3,011
Income tax benefit	$20,100	$2,400	$7,000
We recognized income tax benefits of $20.1 million in 2012, $2.4 million in 2011 and $7.0 million in 2010. The income tax benefit in 2012 primarily reflected the resolution of federal and state tax audits, which resulted in an income tax benefit of $20.1 million and the realization of $1.2 million of deferred tax assets. The income tax benefit in 2011 reflected the reversal of a $2.6 million liability for unrecognized tax benefits due to the status of federal and state tax audits. The income tax benefit in 2010 reflected the recognition of a $5.4 million federal income tax benefit from an additional carryback of our 2009 NOL to offset earnings we generated in 2004 and 2005, and the reversal of a $1.6 million liability for unrecognized tax benefits due to the status of federal and state tax audits. Due to the effects of our deferred tax asset valuation allowances, carrybacks of our NOL, and changes in our unrecognized tax benefits, our effective tax rates in 2012, 2011 and 2010 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.
In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. During 2012 and 2011, we recorded valuation allowances of $32.3 million and $76.7 million, respectively, against net deferred tax assets generated primarily from the pretax losses for those years. During 2010, we recorded a net increase of $21.1 million to the valuation allowance against net deferred tax assets, reflecting a $26.6 million valuation allowance recorded against the net deferred tax assets generated from the pretax loss for the year that was partially offset by the $5.4 million federal income tax benefit from the additional carryback of our 2009 NOL.
The majority of the tax benefits associated with our NOL can be carried forward for 20 years and applied to offset future taxable income. The federal NOL carryforwards of $313.5 million, if not utilized, will begin to expire in 2030 through 2032. The state NOL carryforwards of $129.1 million will begin to expire between 2013 and 2032 if not utilized.
In addition, $80.0 million of our tax credits, if not utilized, will begin to expire in 2015 through 2032. Included in the $80.0 million are $7.8 million of investment tax credits of which $7.0 million and $.8 million will expire in 2026 and 2027, respectively.
We had no net deferred tax assets at November 30, 2012. Our net deferred tax assets totaled $1.2 million at November 30, 2011. The deferred tax asset valuation allowance increased to $880.1 million at November 30, 2012 from $847.8 million at November 30, 2011, reflecting the net impact of the $32.3 million valuation allowance recorded in 2012. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the related deferred tax assets, we expect our effective tax rate to decrease as the valuation allowance is reversed.
Gross unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2012	2011	2010
Balance at beginning of year	$1,899	$11,308	$11,024
Additions for tax positions related to prior years	—	5	1,720
Reductions for tax positions related to prior years	(165)	—	(1,183)
Reductions related to settlement	—	(264)	—
Reductions due to lapse of statute of limitations	(63)	(2,476)	—
Reductions due to resolution of federal and state audits	—	(6,674)	(253)
Balance at end of year	$1,671	$1,899	$11,308
We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes. As of November 30, 2012, 2011 and 2010, there were $1.3 million, $1.8 million and $6.9 million, respectively, of gross unrecognized tax benefits (including interest and penalties), that if recognized would affect our annual effective tax rate. Our total accrued interest and penalties related to unrecognized income tax benefits was $.6 million at November 30, 2012 and $.9 million at November 30, 2011. Our liabilities for unrecognized tax benefits at November 30, 2012 and 2011 are included in accrued expenses and other liabilities in our consolidated balance sheets.
Included in the balance of gross unrecognized tax benefits at November 30, 2012 and 2011 are tax positions of $1.0 million for each year, for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to a tax authority to an earlier period.

As of November 30, 2012, our gross unrecognized tax benefits (including interest and penalties) totaled $2.3 million. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from $.2 million to $1.1 million during the 12 months from this reporting date due to various state filings associated with the resolution of a federal audit.
The fiscal years ending 2005 and later remain open to federal and state examinations.
The benefits of our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2012, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Note 16.	Stockholders’ Equity
Preferred Stock. On January 22, 2009, we adopted a Rights Agreement between us and Computershare Shareowner Services LLC (successor to Mellon Investor Services LLC), as rights agent, dated as of that date (the “2009 Rights Agreement”), and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock that was payable to stockholders of record as of the close of business on March 5, 2009. Subject to the terms, provisions and conditions of the 2009 Rights Agreement, if these rights become exercisable, each right would initially represent the right to purchase from us 1/100th of a share of our Series A Participating Cumulative Preferred Stock for a purchase price of $85.00 (the “Purchase Price”). If issued, each fractional share of preferred stock would generally give a stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder, including without limitation any dividend, voting or liquidation rights. The rights will not be exercisable until the earlier of (i) 10 calendar days after a public announcement by us that a person or group has become an Acquiring Person (as defined under the 2009 Rights Agreement) and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group if upon consummation of the offer the person or group would beneficially own 4.9% or more of our outstanding common stock.
Until these rights become exercisable (the “Distribution Date”), common stock certificates will evidence the rights and may contain a notation to that effect. Any transfer of shares of our common stock prior to the Distribution Date will constitute a transfer of the associated rights. After the Distribution Date, the rights may be transferred other than in connection with the transfer of the underlying shares of our common stock. If there is an Acquiring Person on the Distribution Date or a person or group becomes an Acquiring Person after the Distribution Date, each holder of a right, other than rights that are or were beneficially owned by an Acquiring Person, which will be void, will thereafter have the right to receive upon exercise of a right and payment of the Purchase Price, that number of shares of our common stock having a market value of two times the Purchase Price. After the later of the Distribution Date and the time we publicly announce that an Acquiring Person has become such, our board of directors may exchange the rights, other than rights that are or were beneficially owned by an Acquiring Person, which will be void, in whole or in part, at an exchange ratio of one share of common stock per right, subject to adjustment.
At any time prior to the later of the Distribution Date and the time we publicly announce that an Acquiring Person becomes such, our board of directors may redeem all of the then-outstanding rights in whole, but not in part, at a price of $.001 per right, subject to adjustment (the “Redemption Price”). The redemption will be effective immediately upon the board of directors’ action, unless the action provides that such redemption will be effective at a subsequent time or upon the occurrence or nonoccurrence of one or more specified events, in which case the redemption will be effective in accordance with the provisions of the action. Immediately upon the effectiveness of the redemption of the rights, the right to exercise the rights will terminate and the only right of the holders of rights will be to receive the Redemption Price, with interest thereon. The rights issued pursuant to the 2009 Rights Agreement will expire on the earliest of (a) the close of business on March 5, 2019, (b) the time at which the rights are redeemed, (c) the time at which the rights are exchanged, (d) the time at which our board of directors determines that a related provision in our Restated Certificate of Incorporation is no longer necessary, and (e) the close of business on the first day of a taxable year of ours to which our board of directors determines that no tax benefits may be carried forward. At our annual meeting of stockholders on April 2, 2009, our stockholders approved the 2009 Rights Agreement.
Common Stock. As of November 30, 2012, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any of our common stock under this program in 2012, 2011 or 2010. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
Our board of directors declared a quarterly dividend of $.0625 per share of common stock in the first quarter of 2012 and quarterly dividends of $.0250 per share of common stock in each of the second, third and fourth quarters of 2012. All dividends declared in 2012 were paid during the year. During 2011 and 2010, our board of directors declared four quarterly cash dividends of $.0625 per share of common stock that were also paid during those years.

Treasury Stock. We acquired $1.8 million of our common stock in 2012 and $.4 million in 2010, which were previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of restricted stock awards or forfeitures of previous restricted stock awards. We did not acquire any shares of our common stock in 2011. Treasury stock is recorded at cost. Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital. These transactions are not considered repurchases under the share repurchase program.

Note 17.	Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (the “401(k) Plan”) under which contributions by employees are partially matched by us. The aggregate cost of the 401(k) Plan to us was $2.6 million in 2012, $2.8 million in 2011 and $3.2 million in 2010. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. A fund consisting of our common stock is one of the investment choices available to participants. As of November 30, 2012, 2011 and 2010, approximately 7%, 4% and 5%, respectively, of the 401(k) Plan’s net assets were invested in the fund consisting of our common stock.
At our Annual Meeting of Stockholders held on April 1, 2010, our stockholders approved the KB Home 2010 Equity Incentive Plan (the “2010 Plan”), authorizing, among other things, the issuance of up to 3,500,000 shares of our common stock for grants of stock-based awards to our employees, non-employee directors and consultants. This pool of shares includes all of the shares that were available for grant as of April 1, 2010 under our 2001 Stock Incentive Plan, under which no new awards may be made. Accordingly, as of April 1, 2010, the 2010 Plan became our only active equity compensation plan. Under the 2010 Plan, grants of stock options and other similar awards reduce the 2010 Plan’s share capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the 2010 Plan’s share capacity on a 1.78-for-1 basis. In addition, subject to the 2010 Plan’s terms and conditions, a stock-based award may also be granted under the 2010 Plan to replace an outstanding award granted under another of our plans (subject to the terms of such other plan) with terms substantially identical to those of the award being replaced.
At our Annual Meeting of Stockholders held on April 7, 2011, our stockholders approved an amendment to the 2010 Plan (the “Plan Amendment”) to increase the number of shares of our common stock that may be issued under the 2010 Plan by an additional 4,000,000 shares.
The 2010 Plan provides that stock options, performance stock, restricted stock and stock units may be awarded for periods of up to 10 years. The 2010 Plan also enables us to grant cash bonuses, SARs and other stock-based awards. In addition to awards outstanding under the 2010 Plan, we have awards outstanding under our Amended and Restated 1999 Incentive Plan (the “1999 Plan”), which provided for generally the same types of awards as the 2010 Plan. We also have awards outstanding under our 1988 Employee Stock Plan and our Performance-Based Incentive Plan for Senior Management, each of which provides for generally the same types of awards as the 2010 Plan, but stock option awards granted under these plans have terms of up to 15 years.
Stock Options. Stock option transactions are summarized as follows:

	Years Ended November 30,
	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	10,160,396	$21.27	8,798,613	$24.19	5,711,701	$27.39
Granted	30,000	9.08	1,716,000	6.36	3,572,237	18.71
Exercised	(7,494)	13.93	—	—	(28,281)	13.00
Cancelled	(77,356)	17.96	(354,217)	21.47	(457,044)	22.05
Options outstanding at end of year	10,105,546	$21.27	10,160,396	$21.27	8,798,613	$24.19
Options exercisable at end of year	8,533,224	$23.76	7,142,568	$26.43	6,146,605	$28.73
Options available for grant at end of year	1,721,847		2,477,219		21,703
The total intrinsic value of stock options exercised was less than $.1 million for the year ended November 30, 2012 and was $.1 million for the year ended November 30, 2010. There were no stock options exercised during the year ended November 30,

2011. The aggregate intrinsic value of stock options outstanding was $18.2 million, $1.7 million and $.3 million at November 30, 2012, 2011 and 2010, respectively. The intrinsic value of stock options exercisable was $7.8 million at November 30, 2012. Stock options exercisable had no intrinsic value at November 30, 2011 and an intrinsic value of less than $.1 million at November 30, 2010. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.
On August 13, 2010, we consummated an exchange offer (the “August 2010 Exchange Offer”) pursuant to which eligible employees had the opportunity to exchange their outstanding cash-settled SARs granted on October 2, 2008 and January 22, 2009 for non-qualified options to purchase shares of our common stock granted under the 2010 Plan. On November 9, 2010, we consummated a separate exchange offer (the “November 2010 Exchange Offer”) pursuant to which eligible employees had the opportunity to exchange their outstanding cash-settled SARs granted on July 12, 2007 and October 4, 2007 for non-qualified options to purchase shares of our common stock granted under the 2010 Plan.
Pursuant to both the August 2010 Exchange Offer and the November 2010 Exchange Offer, each stock option granted in exchange for a SAR had an exercise price equal to the SAR’s exercise price and the same number of underlying shares, vesting schedule and expiration date as each such SAR. The August 2010 Exchange Offer and the November 2010 Exchange Offer did not include a re-pricing or any other changes impacting the value to the employees. We conducted the August 2010 Exchange Offer and November 2010 Exchange Offer in an effort to reduce the overall degree of variability in the expense recorded for employee equity-based compensation by replacing the SARs, which are accounted for as liability awards, with stock options, which are accounted for as equity awards.
Pursuant to the August 2010 Exchange Offer, 19 eligible employees returned a total of 1,116,030 SARs to us, and those SARs were cancelled on August 13, 2010 in exchange for corresponding grants of stock options to 18 of those employees to purchase an aggregate of 1,073,737 shares of our common stock at $19.90 per share and one grant of stock options to one employee to purchase 42,293 shares of our common stock at $11.25 per share.
Pursuant to the November 2010 Exchange Offer, nine eligible employees returned a total of 925,705 SARs to us, and those SARs were cancelled on November 9, 2010 in exchange for corresponding grants of stock options to those nine employees to purchase an aggregate of 732,170 shares of our common stock at $28.10 per share and grants of stock options to seven of those employees to purchase an aggregate of 193,535 shares of our common stock at $36.19 per share.
The stock options granted pursuant to the August 2010 Exchange Offer and the November 2010 Exchange Offer are included in the stock options granted total in the above table.
On October 6, 2011, our president and chief executive officer was granted an award of performance-based stock options to purchase an aggregate of 365,000 shares of our common stock at the purchase price of $6.32 per share. The performance-based stock options shall vest and become exercisable if our president and chief executive officer does not experience a termination of service prior to the applicable dates described in his performance option agreement, and if the performance goal, as set forth in that agreement, has been satisfied. The number of performance-based stock options that ultimately vest depends on the achievement of one of the following three performance metrics: positive cumulative operating margin; relative operating margin; and customer satisfaction, as set forth in the agreement. In accordance with ASC 718, we used the Black-Scholes option-pricing model to estimate the grant date fair value per performance-based stock option of $2.54.
On October 7, 2010, our president and chief executive officer was granted an award of performance-based stock options to purchase an aggregate of 260,000 shares of our common stock at the purchase price of $11.06 per share. The performance-based stock options shall vest and become exercisable if our president and chief executive officer does not experience a termination of service prior to the applicable dates described in his performance option agreement, and if the performance goal, as set forth in that agreement, has been satisfied. The number of performance-based stock options that ultimately vest depends on the achievement of one of the following three performance metrics: positive cumulative operating margin; relative operating margin; and relative customer satisfaction, as set forth in the agreement. In accordance with ASC 718, we used the Black-Scholes option-pricing model to estimate the grant date fair value per performance-based stock option of $4.59.

Stock options outstanding and stock options exercisable at November 30, 2012 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 6.32 to $10.54	1,704,998	$6.43	8.8	567,674	$6.44
$10.55 to $14.96	2,030,550	12.07	6.6	1,595,552	12.34
$14.97 to $20.08	2,211,772	17.69	6.3	2,211,772	17.69
$20.09 to $33.92	2,024,721	27.35	5.1	2,024,721	27.35
$33.93 to $69.63	2,133,505	39.81	5.4	2,133,505	39.81
$ 6.32 to $69.63	10,105,546	$21.27	6.3	8,533,224	$23.76	5.9
The weighted average grant date fair value of stock options granted in 2012, 2011 and 2010 was $4.18, $2.56 and $2.81, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended November 30,
	2012	2011	2010
Risk-free interest rate	.7%	.9%	.7%
Expected volatility factor	65.6%	65.6%	61.7%
Expected dividend yield	1.9%	3.9%	2.2%
Expected term	5 years	5 years	3 years
The risk-free interest rate assumption is determined based on observed interest rates appropriate for the expected term of our stock options. The expected volatility factor is based on a combination of the historical volatility of our common stock and the implied volatility of publicly traded options on our stock. The expected dividend yield assumption is based on our history of dividend payouts. The expected term of employee stock options is estimated using historical data.
Our stock-based compensation expense related to stock option grants was $5.0 million in 2012, $5.9 million in 2011 and $5.8 million in 2010. As of November 30, 2012, there was $1.7 million of total unrecognized stock-based compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.3 years.
We record proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax shortfalls of $.3 million in 2012, $1.0 million in 2011 and $2.8 million in 2010 resulting from the cancellation of stock awards, were reflected in paid-in capital. In 2012 and 2011, the consolidated statement of cash flows reflected no excess tax benefit associated with the exercise of stock options since December 1, 2005, in accordance with the cash flow classification requirements of ASC 718. In 2010, the consolidated statement of cash flows reflected $.6 million of excess tax benefit associated with the exercise of stock options.
Other Stock-Based Awards. From time to time, we grant restricted stock to various employees as a compensation benefit. During the restriction periods, these employees are entitled to vote and to receive cash dividends on such shares. The restrictions imposed with respect to the shares granted lapse over periods of three years if certain conditions are met.

Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2012		2011
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	338,912	$15.03	402,477	$15.09
Granted	207,617	16.23	—	—
Vested	(176,135)	14.25	(10,930)	13.49
Cancelled	(140,670)	15.44	(52,635)	15.44
Outstanding at end of year	229,724	$15.81	338,912	$15.03
As of November 30, 2012, we had $3.3 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
On November 8, 2012, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of our common stock (the “Award Shares”). Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2012 and ending on November 30, 2015, specified levels of (a) average return on equity performance and (b) revenue growth relative to a peer group of high-production homebuilding companies, subject to the recipient’s continued employment with us through to and including the date on which the management development and compensation committee of our board of directors determines performance for each of the measures. The grant date fair value of each such PSU was $16.23. As of November 30, 2012, there were 227,049 PSUs outstanding. The number of shares of our common stock actually granted to a recipient, if any, when a PSU vests will depend on the degree of achievement of the applicable performance measures during the three-year performance period. Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability of our achievement with respect to the applicable performance measures. At November 30, 2012, we had $3.6 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
In 2009 and 2008, we granted phantom shares to various employees. In 2008, we also granted SARs to various employees. These cash-settled awards have been accounted for as liabilities in our consolidated financial statements. Each phantom share represented the right to receive a cash payment equal to the closing price of our common stock on the applicable vesting date. Each SAR represents a right to receive a cash payment equal to the positive difference, if any, between the grant price and the market value of a share of our common stock on the date of exercise. The phantom shares vested in full at the end of three years, while the SARs vested in equal annual installments over three years. There were no phantom shares outstanding as of November 30, 2012, compared to 5,556 and 268,762 phantom shares outstanding as of November 30, 2011 and 2010, respectively. We had 29,939 SARs outstanding at both November 30, 2012 and 2011, compared to 37,517 SARs outstanding as of November 30, 2010. The year-over-year decrease in the number of outstanding SARs in 2011 from 2010 reflects the impact of the August 2010 Exchange Offer and the November 2010 Exchange Offer.
We recognized total compensation expense of $1.7 million in 2012, $1.2 million in 2011 and $.7 million in 2010 related to restricted stock, PSUs, phantom shares and SARs.
Grantor Stock Ownership Trust. On August 27, 1999, we established a grantor stock ownership trust (the “Trust”) into which certain shares repurchased in 2000 and 1999 were transferred. The Trust, administered by a third-party trustee, holds and distributes the shares of common stock acquired to support certain employee compensation and employee benefit obligations under our existing stock option, the 401(k) Plan and other employee benefit plans. The existence of the Trust has no impact on the amount of benefits or compensation that is paid under these plans.
For financial reporting purposes, the Trust is consolidated with us, and therefore any dividend transactions between us and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price on the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings (loss) per share. The Trust held 10,615,934 and 10,884,151 shares of common stock at November 30, 2012 and 2011, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 18.	Postretirement Benefits
We have a supplemental non-qualified, unfunded retirement plan, the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which we have offered to pay supplemental pension benefits to certain designated individuals (consisting of current and former employees) in connection with their retirement. The plan was closed to new participants in 2004. In connection with the plan, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $42.4 million at November 30, 2012 and $41.7 million at November 30, 2011. In 2012 and 2011, we paid $.5 million and $.1 million, respectively, in benefits under the plan to eligible former employees.
We also have an unfunded death benefit plan, the KB Home Death Benefit Only Plan, implemented on November 1, 2001, for certain designated individuals (consisting of current and former employees). The plan was closed to new participants in 2004. In connection with the plan, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $14.8 million at November 30, 2012 and $13.7 million at November 30, 2011. We have not paid out any benefits under the plan.
The net periodic benefit cost of our postretirement benefit plans for the year ended November 30, 2012 was $6.6 million, which included service costs of $1.3 million, interest costs of $2.3 million, amortization of unrecognized loss of $1.4 million and amortization of prior service costs of $1.6 million. The net periodic benefit cost of these plans for the year ended November 30, 2011 was $5.5 million, which included service costs of $1.2 million, interest costs of $2.3 million, amortization of unrecognized loss of $.6 million, and amortization of prior service costs of $1.5 million, partly offset by other income of $.1 million. For the year ended November 30, 2010, the net periodic benefit cost of these plans was $5.5 million, which included service costs of $1.2 million, interest costs of $2.2 million, amortization of unrecognized loss of $.3 million, amortization of prior service costs of $1.6 million and other costs of $.2 million. The liabilities related to these plans were $60.9 million at November 30, 2012 and $53.1 million at November 30, 2011, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2012 and 2011, the discount rates we used for the plans were 3.3% and 4.4%, respectively.
Benefit payments under our postretirement benefit plans are expected to be paid as follows: 2013 — $1.2 million; 2014 — $1.4 million; 2015 — $1.8 million; 2016 — $2.4 million; 2017 — $2.7 million; and for the five years ended November 30, 2022 — $17.8 million in the aggregate.

Note 19.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Year Ended November 30,
	2012	2011	2010
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$524,765	$415,050	$904,401
Financial services	923	3,024	4,029
Total	$525,688	$418,074	$908,430
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$65,541	$48,038	$71,647
Income taxes paid	826	335	807
Income taxes refunded	22,342	213	196,868
Supplemental disclosure of noncash activities:
Increase in inventories in connection with consolidation of joint ventures	$—	$—	$72,300
Increase in accounts payable, accrued expenses and other liabilities in connection with consolidation of joint ventures	—	—	38,861
Stock appreciation rights exchanged for stock options	—	—	2,348
Cost of inventories acquired through seller financing	53,625	—	55,244
Increase (decrease) in consolidated inventories not owned	(19,803)	8,354	(41,626)
Acquired property securing note receivable	—	40,000	—

Note 20.	Quarterly Results (unaudited)
The following tables present our consolidated quarterly results for the years ended November 30, 2012 and 2011 (in thousands, except per share amounts):

	First	Second	Third	Fourth
2012
Revenues	$254,558	$302,852	$424,504	$578,201
Gross profits	26,365	52,490	75,887	84,853
Pretax income (loss)	(45,402)	(28,636)	(7,439)	2,424
Net income (loss)	(45,802)	(24,136)	3,261	7,724
Basic and diluted earnings (loss) per share	$(.59)	$(.31)	$.04	$.10
2011
Revenues	$196,940	$271,738	$367,316	$479,872
Gross profits	25,279	20,570	63,579	72,941
Pretax income (loss)	(114,126)	(68,804)	(9,649)	11,411
Net income (loss)	(114,526)	(68,504)	(9,649)	13,911
Basic and diluted earnings (loss) per share	$(1.49)	$(.89)	$(.13)	$.18
Gross profits in the first, second, third and fourth quarters of 2012 included inventory impairment charges of $6.6 million, $9.9 million, $6.4 million and $5.2 million, respectively, and no land option contract abandonment charges in the first, second and third quarters and $.4 million in the fourth quarter. Gross profits in the second and third quarters of 2012 also included insurance recoveries of $10.0 million and $16.5 million, respectively.
Gross profits in the first, second, third and fourth quarters of 2011 included inventory impairment charges of $1.0 million, $20.1 million, $.3 million and $1.3 million, respectively, and land option contract abandonment charges of $.8 million, $.5 million,

$.8 million and $1.0 million, respectively.
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
Our obligations to pay principal, premium, if any, and interest under our senior notes are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. Pursuant to the terms of the indenture governing our senior notes, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X (as in effect on June 1, 1996), it will be automatically and unconditionally released and discharged from its guarantee of our senior notes so long as all guarantees by such Guarantor Subsidiary of any other of our or our subsidiaries’ indebtedness are terminated at or prior to the time of such release. As of November 30, 2012, we determined that five of our subsidiaries ceased to be “significant subsidiaries,” and, pursuant to the terms of the senior note indenture, they were automatically and unconditionally released and discharged from their respective guarantees of our senior notes. We also determined that a wholly owned subsidiary that previously was not a Guarantor Subsidiary was a “significant subsidiary,” and, pursuant to the terms of the senior note indenture, we caused that subsidiary to become a Guarantor Subsidiary. We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented below.
The supplemental financial information for the periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of and for the respective periods then ended. Accordingly, information for any period presented does not reflect subsequent changes, if any, in the subsidiaries considered to be Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended November 30, 2012
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$978,064	$582,051	$—	$1,560,115
Homebuilding:
Revenues	$—	$978,064	$570,368	$—	$1,548,432
Construction and land costs	—	(844,982)	(472,547)	—	(1,317,529)
Selling, general and administrative expenses	(60,101)	(119,431)	(71,627)	—	(251,159)
Operating income (loss)	(60,101)	13,651	26,194	—	(20,256)
Interest income	480	—	38	—	518
Interest expense	49,686	(78,879)	(40,611)	—	(69,804)
Equity in income (loss) of unconsolidated joint ventures	—	(983)	589	—	(394)
Homebuilding pretax loss	(9,935)	(66,211)	(13,790)	—	(89,936)
Financial services pretax income	—	—	10,883	—	10,883
Total pretax loss	(9,935)	(66,211)	(2,907)	—	(79,053)
Income tax benefit	2,500	16,900	700	—	20,100
Equity in net loss of subsidiaries	(51,518)	—	—	51,518	—
Net loss	$(58,953)	$(49,311)	$(2,207)	$51,518	$(58,953)

	Year Ended November 30, 2011
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$745,965	$569,901	$—	$1,315,866
Homebuilding:
Revenues	$—	$745,965	$559,597	$—	$1,305,562
Construction and land costs	—	(638,802)	(491,183)	—	(1,129,985)
Selling, general and administrative expenses	(52,784)	(93,288)	(101,814)	—	(247,886)
Loss on loan guaranty	—	(30,765)	—	—	(30,765)
Operating loss	(52,784)	(16,890)	(33,400)	—	(103,074)
Interest income	715	36	120	—	871
Interest expense	51,957	(69,309)	(31,852)	—	(49,204)
Equity in loss of unconsolidated joint ventures	—	(55,831)	(8)	—	(55,839)
Homebuilding pretax loss	(112)	(141,994)	(65,140)	—	(207,246)
Financial services pretax income	—	—	26,078	—	26,078
Total pretax loss	(112)	(141,994)	(39,062)	—	(181,168)
Income tax benefit	—	1,900	500	—	2,400
Equity in net loss of subsidiaries	(178,656)	—	—	178,656	—
Net loss	$(178,768)	$(140,094)	$(38,562)	$178,656	$(178,768)

	Year Ended November 30, 2010
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$429,917	$1,160,079	$—	$1,589,996
Homebuilding:
Revenues	$—	$429,917	$1,151,846	$—	$1,581,763
Construction and land costs	—	(360,450)	(947,838)	—	(1,308,288)
Selling, general and administrative expenses	(68,149)	(48,233)	(173,138)	—	(289,520)
Operating income (loss)	(68,149)	21,234	30,870	—	(16,045)
Interest income	1,770	30	298	—	2,098
Interest expense	20,353	(41,686)	(46,974)	—	(68,307)
Equity in loss of unconsolidated joint ventures	—	(186)	(6,071)	—	(6,257)
Homebuilding pretax loss	(46,026)	(20,608)	(21,877)	—	(88,511)
Financial services pretax income	—	—	12,143	—	12,143
Total pretax loss	(46,026)	(20,608)	(9,734)	—	(76,368)
Income tax benefit	4,200	1,900	900	—	7,000
Equity in net loss of subsidiaries	(27,542)	—	—	27,542	—
Net loss	$(69,368)	$(18,708)	$(8,834)	$27,542	$(69,368)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In Thousands)

	November 30, 2012
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$457,007	$22,642	$45,116	$—	$524,765
Restricted cash	42,362	—	—	—	42,362
Receivables	121	49,518	15,182	—	64,821
Inventories	—	1,075,011	631,560	—	1,706,571
Investments in unconsolidated joint ventures	—	109,346	14,328	—	123,674
Other assets	85,901	7,491	1,658	—	95,050
	585,391	1,264,008	707,844	—	2,557,243
Financial services	—	—	4,455	—	4,455
Investments in subsidiaries	11,411	—	—	(11,411)	—
Total assets	$596,802	$1,264,008	$712,299	$(11,411)	$2,561,698
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$134,314	$147,563	$177,012	$—	$458,889
Mortgages and notes payable	1,645,394	69,596	7,825	—	1,722,815
	1,779,708	217,159	184,837	—	2,181,704
Financial services	—	—	3,188	—	3,188
Intercompany	(1,559,712)	1,046,849	512,863	—	—
Stockholders’ equity	376,806	—	11,411	(11,411)	376,806
Total liabilities and stockholders’ equity	$596,802	$1,264,008	$712,299	$(11,411)	$2,561,698

	November 30, 2011
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$340,957	$32,876	$41,217	$—	$415,050
Restricted cash	64,475	6	—	—	64,481
Receivables	801	29,250	36,128	—	66,179
Inventories	—	1,256,468	475,161	—	1,731,629
Investments in unconsolidated joint ventures	—	113,921	14,005	—	127,926
Other assets	67,059	730	7,315	—	75,104
	473,292	1,433,251	573,826	—	2,480,369
Financial services	—	—	32,173	—	32,173
Investments in subsidiaries	34,235	—	—	(34,235)	—
Total assets	$507,527	$1,433,251	$605,999	$(34,235)	$2,512,542
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$121,572	$181,835	$175,413	$—	$478,820
Mortgages and notes payable	1,533,477	45,925	4,169	—	1,583,571
	1,655,049	227,760	179,582	—	2,062,391
Financial services	—	—	7,494	—	7,494
Intercompany	(1,590,179)	1,205,491	384,688	—	—
Stockholders’ equity	442,657	—	34,235	(34,235)	442,657
Total liabilities and stockholders’ equity	$507,527	$1,433,251	$605,999	$(34,235)	$2,512,542

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended November 30, 2012
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(58,953)	$(49,311)	$(2,207)	$51,518	$(58,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	983	(2,780)	—	(1,797)
Inventory impairments and land option contract abandonments	—	10,417	18,116	—	28,533
Changes in assets and liabilities:
Receivables	680	(7,716)	32,030	—	24,994
Inventories	—	(59,875)	90,222	—	30,347
Accounts payable, accrued expenses and other liabilities	11,281	20,858	(34,282)	—	(2,143)
Other, net	6,507	660	6,469	—	13,636
Net cash provided by (used in) operating activities	(40,485)	(83,984)	107,568	51,518	34,617
Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	—	1,656	(667)	—	989
Purchases of property and equipment, net	(175)	(855)	(719)	—	(1,749)
Net cash provided by (used in) investing activities	(175)	801	(1,386)	—	(760)
Cash flows from financing activities:
Change in restricted cash	22,119	—	—	—	22,119
Proceeds from issuance of senior notes	694,831	—	—	—	694,831
Payment of senior notes issuance costs	(12,445)	—	—	—	(12,445)
Repayment of senior notes	(592,645)	—	—	—	(592,645)
Payments on mortgages and land contracts due to land sellers and other loans	—	(26,298)	—	—	(26,298)
Issuance of common stock under employee stock plans	593	—	—	—	593
Payments of cash dividends	(10,599)	—	—	—	(10,599)
Stock repurchases	(1,799)	—	—	—	(1,799)
Intercompany	56,655	103,275	(108,412)	(51,518)	—
Net cash provided by (used in) financing activities	156,710	76,977	(108,412)	(51,518)	73,757
Net increase (decrease) in cash and cash equivalents	116,050	(6,206)	(2,230)	—	107,614
Cash and cash equivalents at beginning of year	340,957	28,848	48,269	—	418,074
Cash and cash equivalents at end of year	$457,007	$22,642	$46,039	$—	$525,688

	Year Ended November 30, 2011
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(178,768)	$(140,094)	$(38,562)	$178,656	$(178,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss/(gain) on wind down of unconsolidated joint ventures	—	55,831	(19,278)	—	36,553
Loss on loan guaranty	—	30,765	—	—	30,765
Gain on sale of operating property	—	(8,825)	—	—	(8,825)
Inventory impairments and land option contract abandonments	—	21,511	4,280	—	25,791
Changes in assets and liabilities:
Receivables	3,404	(9,726)	4,102	—	(2,220)
Inventories	—	(40,973)	28,628	—	(12,345)
Accounts payable, accrued expenses and other liabilities	(3,035)	(247,292)	(3,220)	—	(253,547)
Other, net	9,186	4,277	1,588	—	15,051
Net cash used in operating activities	(169,213)	(334,526)	(22,462)	178,656	(347,545)
Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	—	(77,090)	9,830	—	(67,260)
Proceeds from sale of operating property	—	80,600	—	—	80,600
Sales (purchases) of property and equipment, net	(200)	(202)	160	—	(242)
Net cash provided by (used in) investing activities	(200)	3,308	9,990	—	13,098
Cash flows from financing activities:
Change in restricted cash	24,239	26,757	—	—	50,996
Repayment of senior notes	(100,000)	—	—	—	(100,000)
Payments on mortgages and land contracts due to land sellers and other loans	3,397	(87,941)	(4,917)	—	(89,461)
Issuance of common stock under employee stock plans	1,796	—	—	—	1,796
Payments of cash dividends	(19,240)	—	—	—	(19,240)
Intercompany	(170,425)	411,309	(62,228)	(178,656)	—
Net cash provided by (used in) financing activities	(260,233)	350,125	(67,145)	(178,656)	(155,909)
Net increase (decrease) in cash and cash equivalents	(429,646)	18,907	(79,617)	—	(490,356)
Cash and cash equivalents at beginning of year	770,603	13,969	123,858	—	908,430
Cash and cash equivalents at end of year	$340,957	$32,876	$44,241	$—	$418,074

	Year Ended November 30, 2010
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(69,368)	$(18,708)	$(8,834)	$27,542	$(69,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	186	(958)	—	(772)
Inventory impairments and land option contract abandonments	—	1,980	17,945	—	19,925
Changes in assets and liabilities:
Receivables	187,542	3,557	20,219	—	211,318
Inventories	—	(99,216)	(30,118)	—	(129,334)
Accounts payable, accrued expenses and other liabilities	(16,973)	(65,878)	(116,354)	—	(199,205)
Other, net	(8,461)	1,608	40,325	—	33,472
Net cash provided by (used in) operating activities	92,740	(176,471)	(77,775)	27,542	(133,964)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(517)	(15,152)	—	(15,669)
Purchases of property and equipment, net	(229)	(70)	(121)	—	(420)
Net cash used in investing activities	(229)	(587)	(15,273)	—	(16,089)
Cash flows from financing activities:
Change in restricted cash	25,578	—	(26,763)	—	(1,185)
Payments on mortgages and land contracts due to land sellers and other loans	—	(81,041)	(20,113)	—	(101,154)
Issuance of common stock under employee stock plans	1,851	—	—	—	1,851
Excess tax benefit associated with exercise of stock options	583	—	—	—	583
Payments of cash dividends	(19,223)	—	—	—	(19,223)
Stock repurchases	(350)	—	—	—	(350)
Intercompany	(325,469)	217,240	135,771	(27,542)	—
Net cash provided by (used in) financing activities	(317,030)	136,199	88,895	(27,542)	(119,478)
Net decrease in cash and cash equivalents	(224,519)	(40,859)	(4,153)	—	(269,531)
Cash and cash equivalents at beginning of year	995,122	44,478	138,361	—	1,177,961
Cash and cash equivalents at end of year	$770,603	$3,619	$134,208	$—	$908,430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of KB Home:
We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KB Home’s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 18, 2013 expressed an unqualified opinion thereon.
Los Angeles, California
January 18, 2013

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2012.
Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2012.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2012.

(b)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KB Home:
We have audited KB Home’s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2012 and our report dated January 18, 2013 expressed an unqualified opinion thereon.
Los Angeles, California
January 18, 2013

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item for executive officers is set forth under “Executive Officers of the Registrant” in Part I. Except as set forth below, the other information called for by this item will be included under the captions “Corporate Governance and Board Matters” and “Proposal 1: Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), which will be filed with the SEC not later than March 30, 2013 (120 days after the end of our fiscal year), and is incorporated herein by reference.
Ethics Policy
We have adopted an Ethics Policy for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. The Ethics Policy is available on our investor relations website at www.investor.kbhome.com. Stockholders may request a free copy of the Ethics Policy from:
KB Home
Attention: Investor Relations
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
investorrelations@kbhome.com
Within the time period required by the SEC and the New York Stock Exchange, we will post on our investor relations website any amendment to our Ethics Policy and any waiver applicable to our principal executive officer, principal financial officer or principal accounting officer, or persons performing similar functions, and our other executive officers or directors.
Corporate Governance Principles
We have adopted Corporate Governance Principles, which are available on our investor relations website. Stockholders may request a free copy of the Corporate Governance Principles from the address, phone number and email address set forth above under “Ethics Policy.”

Item 11.	EXECUTIVE COMPENSATION
The information required by this item will be included under the captions “Corporate Governance and Board Matters” and “Executive Compensation” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the caption “Ownership of KB Home Securities” in the 2013 Proxy Statement and is incorporated herein by reference, except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table presents information as of November 30, 2012 with respect to shares of our common stock that may be issued under our existing compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	10,105,546	$21.27	1,721,847
Equity compensation plans not approved by stockholders	—	—	—	(1)
Total	10,105,546	$21.27	1,721,847

(1)
Represents our current compensation plan for our non-employee directors that provides for grants of deferred common stock units or stock options. These stock units and options are described in the “Director Compensation” section of our 2013 Proxy Statement, which is incorporated herein. Although we may purchase shares of our common stock on the open market to satisfy the payment of these stock units and options, to date, all of them have been settled in cash. Further, under the non-employee directors’ current compensation plan, our non-employee directors cannot receive shares of our common stock in satisfaction of their stock units or options unless and until approved by our stockholders. Therefore, we consider the non-employee directors compensation plans as having no available capacity to issue shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the captions “Corporate Governance and Board Matters” and “Other Matters” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included under the caption “Independent Auditor Fees and Services” in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     1.    Financial Statements
Reference is made to the index set forth on page 60 of this Annual Report on Form 10-K.
2.    Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements or notes thereto.
3.    Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K dated April 7, 2009 (File No. 001-09195), is incorporated by reference herein.

3.2
By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 001-09195), is incorporated by reference herein.

4.1
Rights Agreement between us and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to our Current Report on Form 8-K/A dated January 28, 2009 (File No. 001-09195), is incorporated by reference herein.

4.2
Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among us, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to our Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.

4.3
Third Supplemental Indenture relating to our Senior Notes by and between us, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to our Current Report on Form 8-K dated May 3, 2006 (File No. 001-09195), is incorporated by reference herein.

4.4
Fourth Supplemental Indenture relating to our Senior Notes by and between us, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to our Current Report on Form 8-K dated November 13, 2006 (File No. 001-09195), is incorporated by reference herein.

4.5
Fifth Supplemental Indenture, dated August 17, 2007, relating to our Senior Notes by and between us, the Guarantors, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated August 22, 2007 (File No. 001-09195), is incorporated by reference herein.

4.6
Sixth Supplemental Indenture, dated as of January 30, 2012, relating to our Senior Notes by and between us, the Guarantors and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated February 2, 2012 (File No. 001-09195), is incorporated by reference herein.

4.7
Seventh Supplemental Indenture, dated as of January 11, 2013, relating to our Senior Notes by and among us, the Guarantors and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated January 11, 2013 (File No. 001-09195), is incorporated by reference herein.

4.8	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to our Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.

4.9	Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated December 15, 2004 (File No. 001-09195), is incorporated by reference herein.

4.10
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated December 15, 2004 (File No. 001-09195), is incorporated by reference herein.

4.11	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 2, 2005 (File No. 001-09195), is incorporated by reference herein.

4.12
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 2, 2005 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description
4.13	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 27, 2005 (File No. 001-09195), is incorporated by reference herein.

4.14
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 27, 2005 (File No. 001-09195), is incorporated by reference herein.

4.15	Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to our Current Report on Form 8-K dated April 3, 2006 (File No. 001-09195), is incorporated by reference herein.

4.16
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to our Current Report on Form 8-K dated April 3, 2006 (File No. 001-09195), is incorporated by reference herein.

4.17	Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to our Current Report on Form 8-K dated July 30, 2009 (File No. 001-09195), is incorporated by reference herein.

4.18
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to our Current Report on Form 8-K dated July 30, 2009 (File No. 001-09195), is incorporated by reference herein.

4.19	Specimen of 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.20
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.21	Specimen of 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

4.22
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

10.1*
Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985, filed as an exhibit to our 2007 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.2*
Amendment to Kaufman and Broad, Inc. Executive Deferred Compensation Plan for amounts earned or vested on or after January 1, 2005, effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.3*	KB Home 1988 Employee Stock Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.4*
Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989, filed as an exhibit to our 2007 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.5*
KB Home Performance-Based Incentive Plan for Senior Management, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.6*
Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to our 1995 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.7*	KB Home 1998 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.8	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to our 1998 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.9
Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to our 1999 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description
10.10*
Amended and Restated KB Home 1999 Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.11*
Form of Non-Qualified Stock Option Agreement under our Amended and Restated 1999 Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.12*
Form of Restricted Stock Agreement under our Amended and Restated 1999 Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.13*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.14*	Form of Stock Option Agreement under our 2001 Stock Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.15*	Form of Stock Restriction Agreement under our 2001 Stock Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.16*
KB Home Nonqualified Deferred Compensation Plan with respect to deferrals prior to January 1, 2005, effective March 1, 2001, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.17*
KB Home Nonqualified Deferred Compensation Plan with respect to deferrals on and after January 1, 2005, effective January 1, 2009 (File No. 001-09195), filed as an exhibit to our 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.18*
KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.19*	KB Home Death Benefit Only Plan, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.20*
Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.21*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.22*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated March 6, 2007 (File No. 001-09195), is incorporated by reference herein.

10.23*
Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.24*
Form of Stock Option Agreement under the Employment Agreement between us and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated July 18, 2007 (File No. 001-09195), is incorporated by reference herein.

10.25*
Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 (File No. 001-09195), is incorporated by reference herein.

10.26*
Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to our Current Report on Form 8-K dated July 15, 2008 (File No. 001-09195), is incorporated by reference herein.

10.27*	KB Home Executive Severance Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 (File No. 001-09195), is incorporated by reference herein.

10.28*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 8, 2008 (File No. 001-09195), is incorporated by reference herein.

10.29*
KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to our Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders (File No. 001-09195), is incorporated by reference herein.

10.30
Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description
10.31
Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 9, 2009, filed as an exhibit to our 2009 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.32	Form of Indemnification Agreement, filed as an exhibit to our Current Report on Form 8-K dated April 2, 2010 (File No. 001-09195), is incorporated by reference herein.

10.33*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 (File No. 001-09195), is incorporated by reference herein.

10.34*
Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.35*
Form of Restricted Stock Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.36*	Form of Fiscal Year 2011 Restricted Cash Award Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 13, 2010 (File No. 001-09195), is incorporated by reference herein.

10.37*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2010 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.38*
Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.39*	Executive Severance Benefit Decisions, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.40	Consensual agreement effective June 10, 2011, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No. 001-09195), is incorporated by reference herein.

10.41*
Form of 2010 Equity Incentive Plan Performance Cash Award Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 12, 2011 (File No. 001-09195), is incorporated by reference herein.

10.42*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.43*†	Form of KB Home 2010 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement.

10.44*†	KB Home 2010 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement for performance-based restricted stock unit award to Jeffrey T. Mezger.

10.45*†	Form of KB Home 2010 Equity Incentive Plan Restricted Stock Award Agreement.

12.1†	Computation of Ratio of Earnings to Fixed Charges.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101†
The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years ended November 30, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets as of November 30, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended November 30, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

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
Date: January 18, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JEFFREY T. MEZGER	Director, President and Chief Executive Officer (Principal Executive Officer)	January 18, 2013
Jeffrey T. Mezger

/S/ JEFF J. KAMINSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 18, 2013
Jeff J. Kaminski

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 18, 2013
William R. Hollinger

/S/ STEPHEN F. BOLLENBACH	Chairman of the Board and Director	January 18, 2013
Stephen F. Bollenbach

/S/ BARBARA T. ALEXANDER	Director	January 18, 2013
Barbara T. Alexander

/S/ TIMOTHY W. FINCHEM	Director	January 18, 2013
Timothy W. Finchem

/S/ THOMAS W. GILLIGAN	Director	January 18, 2013
Thomas W. Gilligan

/S/ KENNETH M. JASTROW, II	Director	January 18, 2013
Kenneth M. Jastrow, II

/S/ ROBERT L. JOHNSON	Director	January 18, 2013
Robert L. Johnson

/S/ MELISSA LORA	Director	January 18, 2013
Melissa Lora

/S/ MICHAEL G. MCCAFFERY	Director	January 18, 2013
Michael G. McCaffery

/S/ LUIS G. NOGALES	Director	January 18, 2013
Luis G. Nogales

LIST OF EXHIBITS FILED

Exhibit Number	Description	Sequential Page Number

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K dated April 7, 2009 (File No. 001-09195), is incorporated by reference herein.

3.2
By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 001-09195), is incorporated by reference herein.

4.1
Rights Agreement between us and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to our Current Report on Form 8-K/A dated January 28, 2009 (File No. 001-09195), is incorporated by reference herein.

4.2
Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among us, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to our Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.

4.3
Third Supplemental Indenture relating to our Senior Notes by and between us, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to our Current Report on Form 8-K dated May 3, 2006 (File No. 001-09195), is incorporated by reference herein.

4.4
Fourth Supplemental Indenture relating to our Senior Notes by and between us, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to our Current Report on Form 8-K dated November 13, 2006 (File No. 001-09195), is incorporated by reference herein.

4.5
Fifth Supplemental Indenture, dated August 17, 2007, relating to our Senior Notes by and between us, the Guarantors, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated August 22, 2007 (File No. 001-09195), is incorporated by reference herein.

4.6
Sixth Supplemental Indenture, dated as of January 30, 2012, relating to our Senior Notes by and between us, the Guarantors and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated February 2, 2012 (File No. 001-09195), is incorporated by reference herein.

4.7
Seventh Supplemental Indenture, dated as of January 11, 2013, relating to our Senior Notes by and among us, the Guarantors and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated January 11, 2013 (File No. 001-09195), is incorporated by reference herein.

4.8	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to our Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.

4.9	Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated December 15, 2004 (File No. 001-09195), is incorporated by reference herein.

4.10
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated December 15, 2004 (File No. 001-09195), is incorporated by reference herein.

4.11	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 2, 2005 (File No. 001-09195), is incorporated by reference herein.

4.12
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 2, 2005 (File No. 001-09195), is incorporated by reference herein.

4.13	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 27, 2005 (File No. 001-09195), is incorporated by reference herein.

4.14
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 27, 2005 (File No. 001-09195), is incorporated by reference herein.

4.15	Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to our Current Report on Form 8-K dated April 3, 2006 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number
4.16
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to our Current Report on Form 8-K dated April 3, 2006 (File No. 001-09195), is incorporated by reference herein.

4.17	Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to our Current Report on Form 8-K dated July 30, 2009 (File No. 001-09195), is incorporated by reference herein.

4.18
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to our Current Report on Form 8-K dated July 30, 2009 (File No. 001-09195), is incorporated by reference herein.

4.19	Specimen of 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.20
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.21	Specimen of 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

4.22
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

10.1*
Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985, filed as an exhibit to our 2007 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.2*
Amendment to Kaufman and Broad, Inc. Executive Deferred Compensation Plan for amounts earned or vested on or after January 1, 2005, effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.3*	KB Home 1988 Employee Stock Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.4*
Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989, filed as an exhibit to our 2007 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.5*
KB Home Performance-Based Incentive Plan for Senior Management, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.6*
Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to our 1995 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.7*	KB Home 1998 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.8	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to our 1998 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.9
Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to our 1999 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.10*
Amended and Restated KB Home 1999 Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.11*
Form of Non-Qualified Stock Option Agreement under our Amended and Restated 1999 Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number
10.12*
Form of Restricted Stock Agreement under our Amended and Restated 1999 Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.13*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.14*	Form of Stock Option Agreement under our 2001 Stock Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.15*	Form of Stock Restriction Agreement under our 2001 Stock Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.16*
KB Home Nonqualified Deferred Compensation Plan with respect to deferrals prior to January 1, 2005, effective March 1, 2001, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.17*
KB Home Nonqualified Deferred Compensation Plan with respect to deferrals on and after January 1, 2005, effective January 1, 2009 (File No. 001-09195), filed as an exhibit to our 2008 Annual Report on Form 10-K, is incorporated by reference herein.

10.18*
KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.19*	KB Home Death Benefit Only Plan, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.20*
Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.21*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.22*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated March 6, 2007 (File No. 001-09195), is incorporated by reference herein.

10.23*
Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.24*
Form of Stock Option Agreement under the Employment Agreement between us and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated July 18, 2007 (File No. 001-09195), is incorporated by reference herein.

10.25*
Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 (File No. 001-09195), is incorporated by reference herein.

10.26*
Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to our Current Report on Form 8-K dated July 15, 2008 (File No. 001-09195), is incorporated by reference herein.

10.27*	KB Home Executive Severance Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 (File No. 001-09195), is incorporated by reference herein.

10.28*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 8, 2008 (File No. 001-09195), is incorporated by reference herein.

10.29*
KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to our Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders (File No. 001-09195), is incorporated by reference herein.

10.30
Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number
10.31
Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 9, 2009, filed as an exhibit to our 2009 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.32	Form of Indemnification Agreement, filed as an exhibit to our Current Report on Form 8-K dated April 2, 2010 (File No. 001-09195), is incorporated by reference herein.

10.33*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 (File No. 001-09195), is incorporated by reference herein.

10.34*
Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.35*
Form of Restricted Stock Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.36*	Form of Fiscal Year 2011 Restricted Cash Award Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 13, 2010 (File No. 001-09195), is incorporated by reference herein.

10.37*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2010 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.38*
Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.39*	Executive Severance Benefit Decisions, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.40	Consensual agreement effective June 10, 2011, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No. 001-09195), is incorporated by reference herein.

10.41*
Form of 2010 Equity Incentive Plan Performance Cash Award Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 12, 2011 (File No. 001-09195), is incorporated by reference herein.

10.42*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.43*†	Form of KB Home 2010 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement.

10.44*†	KB Home 2010 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement for performance-based restricted stock unit award to Jeffrey T. Mezger.

10.45*†	Form of KB Home 2010 Equity Incentive Plan Restricted Stock Award Agreement.

12.1†	Computation of Ratio of Earnings to Fixed Charges.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description	Sequential Page Number
101†
The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years ended November 30, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets as of November 30, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended November 30, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.
† Document filed with this Form 10-K.