Form 10-Q
period 2013-02-28
KB HOME
filed 2013-04-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2013.
There were 83,549,685 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2013. The registrant’s grantor stock ownership trust held an additional 10,613,034 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended
	February 28, 2013	February 29, 2012
Total revenues	$405,219	$254,558
Homebuilding:
Revenues	$402,816	$251,895
Construction and land costs	(343,265)	(231,832)
Selling, general and administrative expenses	(59,097)	(51,212)
Operating income (loss)	454	(31,149)
Interest income	204	135
Interest expense	(15,240)	(16,286)
Equity in loss of unconsolidated joint ventures	(435)	(72)
Homebuilding pretax loss	(15,017)	(47,372)
Financial services:
Revenues	2,403	2,663
Expenses	(835)	(835)
Equity in income of unconsolidated joint venture	1,091	142
Financial services pretax income	2,659	1,970
Total pretax loss	(12,358)	(45,402)
Income tax expense	(100)	(400)
Net loss	$(12,458)	$(45,802)
Basic and diluted loss per share	$(.16)	$(.59)
Basic and diluted average shares outstanding	79,401	77,090
Cash dividends declared per common share	$.0250	$.0625
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28, 2013	November 30, 2012
Assets
Homebuilding:
Cash and cash equivalents	$624,044	$524,765
Restricted cash	44,619	42,362
Receivables	65,630	64,821
Inventories	1,937,774	1,706,571
Investments in unconsolidated joint ventures	123,210	123,674
Other assets	102,578	95,050
	2,897,855	2,557,243
Financial services	2,782	4,455
Total assets	$2,900,637	$2,561,698

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$108,325	$118,544
Accrued expenses and other liabilities	353,130	340,345
Mortgages and notes payable	1,963,753	1,722,815
	2,425,208	2,181,704
Financial services	2,294	3,188
Common stock	115,178	115,178
Paid-in capital	783,298	888,579
Retained earnings	435,745	450,292
Accumulated other comprehensive loss	(27,958)	(27,958)
Grantor stock ownership trust, at cost	(115,117)	(115,149)
Treasury stock, at cost	(718,011)	(934,136)
Total stockholders’ equity	473,135	376,806
Total liabilities and stockholders’ equity	$2,900,637	$2,561,698
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net loss	$(12,458)	$(45,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(656)	(70)
Distributions of earnings from unconsolidated joint ventures	1,438	—
Amortization of discounts and issuance costs	971	579
Depreciation and amortization	465	392
Loss on early extinguishment of debt	—	2,003
Stock-based compensation	1,013	1,656
Inventory impairments	—	6,572
Changes in assets and liabilities:
Receivables	326	18,293
Inventories	(198,761)	(25,856)
Accounts payable, accrued expenses and other liabilities	(2,413)	(60,621)
Other, net	(957)	(6,730)
Net cash used in operating activities	(211,032)	(109,584)
Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	(304)	6,547
Purchases of property and equipment, net	(430)	(429)
Net cash provided by (used in) investing activities	(734)	6,118
Cash flows from financing activities:
Change in restricted cash	(2,257)	591
Proceeds from issuance of debt	230,000	344,831
Payment of debt issuance costs	(6,878)	(5,816)
Repayment of senior notes	—	(340,481)
Payments on mortgages and land contracts due to land sellers and other loans	(17,003)	(1,715)
Proceeds from issuance of common stock, net	109,811	—
Issuance of common stock under employee stock plans	52	175
Payments of cash dividends	(2,089)	(4,818)
Net cash provided by (used in) financing activities	311,636	(7,233)
Net increase (decrease) in cash and cash equivalents	99,870	(110,699)
Cash and cash equivalents at beginning of period	525,688	418,074
Cash and cash equivalents at end of period	$625,558	$307,375
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of February 28, 2013, the results of our consolidated operations for the three months ended February 28, 2013 and February 29, 2012, and our consolidated cash flows for the three months ended February 28, 2013 and February 29, 2012. The results of our consolidated operations for the three months ended February 28, 2013 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2012 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2012, which are contained in our Annual Report on Form 10-K for that period.
Unless the context indicates otherwise, the terms “we,” “our,” and “us” used in this report refer to KB Home, a Delaware corporation, and its subsidiaries.
Use of Estimates. The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $512.3 million at February 28, 2013 and $396.3 million at November 30, 2012. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted cash of $44.6 million at February 28, 2013 and $42.4 million at November 30, 2012 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (“LOC Facilities”).
Loss Per Share. Basic and diluted loss per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2013	February 29, 2012
Numerator:
Net loss	$(12,458)	$(45,802)
Denominator:
Basic and diluted average shares outstanding	79,401	77,090
Basic and diluted loss per share	$(.16)	$(.59)
All outstanding stock options were excluded from the diluted loss per share calculations for the three months ended February 28, 2013 and February 29, 2012 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share. Additionally, the impact of the $230.0 million in aggregate principal amount of 1.375% convertible senior notes due 2019 (the “$230 Million Convertible Senior Notes”) that we issued in the first quarter of 2013 was excluded from the computation of diluted loss per share for the three months ended February 28, 2013 because the effect would have been antidilutive.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies (continued)

Comprehensive Loss. We had comprehensive losses of $12.5 million for the three months ended February 28, 2013 and $45.8 million for the three months ended February 29, 2012. Our comprehensive losses for the three months ended February 28, 2013 and February 29, 2012 were equal to our net losses for the same periods. The accumulated other comprehensive loss in our consolidated balance sheets as of February 28, 2013 and November 30, 2012 was comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation – Retirement Benefits” (“ASC 715”). Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured. ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
Homebuyer Closing Cost Allowances Reclassification. Effective December 1, 2012, we elected to reclassify closing cost allowances we give to certain homebuyers from selling, general and administrative expenses to construction and land costs in our consolidated statements of operations. These allowances are used to cover a portion of non-recurring third-party fees, such as escrow fees, title costs, recording fees, finance processing fees, and prepaid property taxes and insurance costs charged to a homebuyer in connection with the closing of the sale of a home. As a result of this reclassification, both our housing gross profits and selling, general and administrative expenses decreased by $2.1 million and $4.4 million for the three months ended February 28, 2013 and February 29, 2012, respectively, which represented .5% and 1.7% of housing revenues, respectively. The reclassification had no impact on consolidated operating income (loss) or net income (loss) amounts previously reported. All prior period amounts have been reclassified to conform to the 2013 presentation.

2.	Stock-Based Compensation
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
Stock Options. In accordance with ASC 718, we estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of our common stock and an expected term of the stock options. During the three months ended February 28, 2013, no stock options were granted, exercised or canceled. The following table summarizes the stock options outstanding and stock options exercisable as of February 28, 2013:

	Options	Weighted Average Exercise Price
Options outstanding at beginning and end of period	10,105,546	$21.27
Options exercisable at end of period	8,538,707	$23.76
As of February 28, 2013, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 6.1 years and 5.7 years, respectively. There was $1.3 million of total unrecognized compensation expense related to unvested stock option awards as of February 28, 2013. For the three months ended February 28, 2013 and February 29, 2012, stock-based compensation expense associated with stock options totaled $.4 million and $1.2 million, respectively. The aggregate intrinsic value of stock options outstanding was $37.9 million at February 28, 2013. The aggregate intrinsic value of stock options exercisable was $20.7 million at February 28, 2013. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock, performance-based restricted stock units (each a “PSU”), and phantom shares to various employees. We recognized total compensation expense of $.6 million for the three months ended February 28, 2013 and $.4 million for the three months ended February 29, 2012 related to restricted stock, PSUs and phantom shares.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Segment Information
As of February 28, 2013, we had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within our consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of February 28, 2013, our homebuilding reporting segments conducted ongoing operations in the following states:
West Coast: California
Southwest: Arizona, Nevada and New Mexico
Central: Colorado and Texas
Southeast: Florida, Maryland, North Carolina and Virginia
Our homebuilding reporting segments are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to first-time, first move-up and active adult homebuyers.
Our homebuilding reporting segments were identified based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, methods used to sell and construct homes and land acquisition characteristics. We evaluate segment performance primarily based on segment pretax results.
Our financial services reporting segment offers insurance services to our homebuyers in the same markets as our homebuilding reporting segments and provides title services in the majority of our markets within our Central and Southeast homebuilding reporting segments. In addition, since the third quarter of 2011, this segment has earned revenues pursuant to the terms of a marketing services agreement with a preferred mortgage lender that offers mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers who elect to use the lender. Our homebuyers are under no obligation to use our preferred mortgage lender and may select any lender of their choice to obtain mortgage financing for the purchase of a home. We make available to our homebuyers marketing materials and other information regarding our preferred mortgage lender’s financing options and mortgage loan products, and are compensated solely for the fair market value of these services. We have had no affiliation with our preferred mortgage lender or its affiliates. Except as discussed below, we have had no ownership, joint venture or other interests in or with these entities, or with respect to the revenues or income that may have been generated from their provision of mortgage banking services to, or origination of mortgage loans for, our homebuyers.
On January 21, 2013, we entered into an agreement with our current preferred mortgage lender, Nationstar Mortgage LLC (“Nationstar”), to form Home Community Mortgage, LLC (“Home Community Mortgage”), a mortgage banking company that will offer mortgage banking services to our homebuyers. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in Home Community Mortgage, with Nationstar providing management oversight of Home Community Mortgage’s operations. Nationstar will continue as our preferred mortgage lender until Home Community Mortgage begins offering mortgage banking services, which is expected in the latter part of 2013. As of February 28, 2013, we had not made any capital contributions to Home Community Mortgage. Home Community Mortgage will be accounted for as an unconsolidated joint venture within our financial services reporting segment.
Our reporting segments follow the same accounting policies used for our consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our reporting segments (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Segment Information (continued)

	Three Months Ended
	February 28, 2013	February 29, 2012
Revenues:
West Coast	$206,104	$105,233
Southwest	31,831	31,584
Central	106,492	80,274
Southeast	58,389	34,804
Total homebuilding revenues	402,816	251,895
Financial services	2,403	2,663
Total	$405,219	$254,558

Pretax income (loss):
West Coast	$9,842	$(18,760)
Southwest	(749)	(5,043)
Central	136	(3,507)
Southeast	(8,324)	(4,259)
Corporate and other (a)	(15,922)	(15,803)
Total homebuilding pretax loss	(15,017)	(47,372)
Financial services	2,659	1,970
Total	$(12,358)	$(45,402)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(33)	$(45)
Southwest	(525)	(8)
Central	—	—
Southeast	123	(19)
Total	$(435)	$(72)

Inventory impairments:
West Coast	$—	$6,572
Southwest	—	—
Central	—	—
Southeast	—	—
Total	$—	$6,572

(a)Corporate and other includes corporate general and administrative expenses.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Segment Information (continued)

	February 28, 2013	November 30, 2012
Assets:
West Coast	$1,117,506	$930,450
Southwest	324,546	319,863
Central	382,642	369,294
Southeast	372,033	341,460
Corporate and other	701,128	596,176
Total homebuilding assets	2,897,855	2,557,243
Financial services	2,782	4,455
Total	$2,900,637	$2,561,698

Investments in unconsolidated joint ventures:
West Coast	$38,543	$38,372
Southwest	75,505	75,920
Central	—	—
Southeast	9,162	9,382
Total	$123,210	$123,674

4.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Revenues
Insurance commissions	$1,303	$1,600
Title services	649	386
Marketing services fees	450	675
Interest income	1	2
Total	2,403	2,663
Expenses
General and administrative	(835)	(835)
Operating income	1,568	1,828
Equity in income of unconsolidated joint venture	1,091	142
Pretax income	$2,659	$1,970

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Financial Services (continued)

	February 28, 2013	November 30, 2012
Assets
Cash and cash equivalents	$1,514	$923
Receivables	724	1,859
Investment in unconsolidated joint venture	516	1,630
Other assets	28	43
Total assets	$2,782	$4,455
Liabilities
Accounts payable and accrued expenses	$2,294	$3,188
Total liabilities	$2,294	$3,188

5.	Inventories
Inventories consisted of the following (in thousands):

	February 28, 2013	November 30, 2012
Homes under construction	$519,746	$454,108
Land under development	764,479	567,470
Land held for future development	653,549	684,993
Total	$1,937,774	$1,706,571

Homes under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, capitalized interest and real estate taxes associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has been suspended or has not yet begun, but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or other regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a community.

Our interest costs are as follows (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Capitalized interest at beginning of period	$217,684	$233,461
Interest incurred (a)	33,422	30,411
Interest expensed (a)	(15,240)	(16,286)
Interest amortized to construction and land costs	(18,705)	(12,669)
Capitalized interest at end of period (b)	$217,161	$234,917

(a)	Amounts for the three months ended February 29, 2012 include a $2.0 million loss on the early extinguishment of debt.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories (continued)

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

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). We evaluated 20 and 37 communities or land parcels for recoverability during the three months ended February 28, 2013 and February 29, 2012, respectively.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. With the undiscounted future net cash flows, we also consider recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the three months ended February 28, 2013 and February 29, 2012, these expectations reflected our experience that notwithstanding fluctuations in our company-wide net orders, backlog levels and housing gross profit margin, on a year-over-year basis, market conditions for each of our assets in inventory where impairment indicators were identified have been generally stable or slightly improved in 2012 and 2013, with no significant deterioration identified as to revenue and cost drivers that would prevent or otherwise impact recoverability. Based on this experience, and taking into account the signs of stability and improvement in many markets for new home sales, our inventory assessments as of February 28, 2013 considered an expected steady overall sales pace and average selling price performance for the remainder of 2013 relative to the generally accelerating pace and performance in recent quarters.
Given the inherent challenges and uncertainties in forecasting future results, our inventory assessments at the time they are made take into consideration whether a community or land parcel is active, meaning it is open for sales and/or undergoing development, or whether it is being held for future development. For active communities and land parcels, due to their short-term nature as compared to land held for future development, our inventory assessments generally assume the continuation of then-current market conditions, subject to identifying information suggesting significant sustained changes in such conditions. These assessments, at the time made, generally anticipate net orders, average selling prices, volume of homes delivered and costs to continue at or near then-current levels through the affected asset’s estimated remaining life. Inventory assessments for our land held for future development consider then-current market conditions as well as subjective forecasts regarding the timing and costs of land development and home construction and related cost inflation; the product(s) to be offered; and the net orders, volume of homes delivered, and selling prices and related price appreciation of the offered product(s) when an associated community is anticipated to open for sales. We evaluate various factors to develop these forecasts, including the availability of and demand for homes and finished lots within the relevant marketplace; historical, current and expected future sales trends for the marketplace; and third-party data, if available. These various estimates, trends, expectations and assumptions used in each of our inventory assessments are specific to each community or land parcel based on what we believe are reasonable forecasts for performance and may vary among communities or land parcels and may vary over time.
We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected community or land parcel and are based

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventory Impairments and Land Option Contract Abandonments (continued)

on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and delivery rates. The discount rates we use are impacted by the following at the time each assessment is made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities or land parcels written down to fair value during the periods presented:

	Three Months Ended
Unobservable Input (a)	February 28, 2013	February 29, 2012
Average selling price	$—	$379,200 - $498,000
Deliveries per month	—	2
Discount rate	—%	17%

(a)
The ranges of inputs used primarily reflect the underlying variability among the various housing markets where each of the impacted communities or land parcels are located, rather than changes in prevailing market conditions.

Based on the results of our evaluations, we recognized no inventory impairment charges in the three months ended February 28, 2013. In the three months ended February 29, 2012, we recognized inventory impairment charges of $6.6 million associated with two communities with a post-impairment fair value of $12.2 million. The charges we recognized during the three months ended February 29, 2012 reflected challenging economic and housing market conditions in the relevant markets at the time, and were partly due to our efforts to accelerate our return on investment in those communities. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
As of February 28, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $312.7 million, representing 44 communities and various other land parcels. As of November 30, 2012, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $307.2 million, representing 46 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and home delivery volume; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized no land option contract abandonment charges in the three months ended February 28, 2013 or the three months ended February 29, 2012.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the three months ended February 28, 2013 and the year ended November 30, 2012 (in thousands):

	Fair Value
Description	Hierarchy	February 28, 2013	November 30, 2012
Long-lived assets held and used (a)	Level 3	$—	$39,851

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

We had no inventory impairment charges during the three months ended February 28, 2013. During the year ended November 30, 2012, long-lived assets held and used with a carrying value of $68.0 million were written down to their fair value of $39.9 million, resulting in inventory impairment charges of $28.1 million.
The fair values for long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future net cash flows discounted for inherent risk associated with each asset as described in Note 6. Inventory Impairments and Land Option Contract Abandonments. The discount rates we used were impacted by the following at the time the assessment was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset was located. These factors were specific to each affected community or land parcel and may have varied among communities or land parcels.
Our financial instruments consist of cash and cash equivalents, restricted cash, senior notes, the $230 Million Convertible Senior Notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques as appropriate. When available, we use quoted market prices in active markets to determine fair value.
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Fair Value Disclosures (continued)

		February 28, 2013		November 30, 2012
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,670,845	$1,873,328	$1,670,504	$1,831,596
Convertible senior notes due February 1, 2019 at 1.375%	Level 2	230,000	234,313	—	—
The fair values of our senior notes and $230 Million Convertible Senior Notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, restricted cash, and mortgages and land contracts due to land sellers and other loans approximate fair values.

8.	Variable Interest Entities
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at February 28, 2013 and November 30, 2012 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs and we did not have a controlling financial interest or, if they were VIEs, we were not the primary beneficiary of the VIEs.
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
In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of February 28, 2013 and November 30, 2012 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2013		November 30, 2012
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$9,838	$345,664	$8,463	$327,196
Other land option contracts and other similar contracts	11,564	188,727	17,219	298,139
	$21,402	$534,391	$25,682	$625,335
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $22.9 million at

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Variable Interest Entities (continued)

February 28, 2013 and $25.4 million at November 30, 2012. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.2 million at February 28, 2013 and $.5 million at November 30, 2012 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $8.9 million at February 28, 2013 and $4.1 million at November 30, 2012.

9.	Investments in Unconsolidated Joint Ventures
We have investments in unconsolidated joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. These investments are designed primarily to reduce market and development risks and to increase the number of lots we own or control. In some instances, participating in unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While we consider our participation in unconsolidated joint ventures as potentially beneficial to our homebuilding activities, we do not view such participation as essential.
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
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, equal to our respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents.
Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. We share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. In some instances, we recognize profits and losses related to our investment in an unconsolidated joint venture that differ from our equity interest in the unconsolidated joint venture. This may arise from impairments that we recognize related to our investment that differ from the impairments the unconsolidated joint venture recognizes with respect to the unconsolidated joint venture’s assets; differences between our basis in assets we have transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; our deferral of the unconsolidated joint venture profits from land sales to us; or other items.
With respect to our investments in unconsolidated joint ventures, our equity in loss of unconsolidated joint ventures included no impairment charges for the three months ended February 28, 2013 or the three months ended February 29, 2012.
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Revenues	$—	$—
Construction and land costs	—	6
Other expenses, net	(855)	(461)
Loss	$(855)	$(455)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Investments in Unconsolidated Joint Ventures (continued)

The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	February 28, 2013	November 30, 2012
Assets
Cash	$15,998	$29,721
Receivables	6,603	6,104
Inventories	361,158	352,791
Other assets	1,182	1,175
Total assets	$384,941	$389,791
Liabilities and equity
Accounts payable and other liabilities	$86,506	$88,027
Equity	298,435	301,764
Total liabilities and equity	$384,941	$389,791
The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	February 28, 2013	November 30, 2012
Number of investments in unconsolidated joint ventures	8	8
Investments in unconsolidated joint ventures	$123,210	$123,674
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements, and certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of our unconsolidated joint ventures had outstanding debt at February 28, 2013 or November 30, 2012.

10.	Other Assets
Other assets consisted of the following (in thousands):

	February 28, 2013	November 30, 2012
Cash surrender value of insurance contracts	$67,276	$64,757
Debt issuance costs (a)	21,159	14,563
Property and equipment, net	7,887	7,920
Prepaid expenses	6,256	7,810
Total	$102,578	$95,050

(a)
The increase in debt issuance costs as of February 28, 2013 compared to November 30, 2012 primarily reflected the costs associated with our issuance of the $230 Million Convertible Senior Notes during the three months ended February 28, 2013.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28, 2013	November 30, 2012
Construction defect and other litigation liabilities	$107,153	$107,111
Employee compensation and related benefits	94,891	97,189
Accrued interest payable	56,760	47,392
Warranty liability	43,333	47,822
Liabilities related to inventories not owned	8,942	4,100
Real estate and business taxes	5,106	8,453
Other	36,945	28,278
Total	$353,130	$340,345

12.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	February 28, 2013	November 30, 2012
Mortgages and land contracts due to land sellers and other loans	$62,908	$52,311
Senior notes due February 1, 2014 at 5 3/4%	75,923	75,911
Senior notes due January 15, 2015 at 5 7/8%	102,018	101,999
Senior notes due June 15, 2015 at 6 1/4%	236,833	236,826
Senior notes due September 15, 2017 at 9.10%	261,579	261,430
Senior notes due June 15, 2018 at 7 1/4%	299,161	299,129
Senior notes due March 15, 2020 at 8.00%	345,331	345,209
Senior notes due September 15, 2022 at 7.50%	350,000	350,000
Convertible senior notes due February 1, 2019 at 1.375%	230,000	—
Total	$1,963,753	$1,722,815
Letter of Credit Facilities. We maintain LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of February 28, 2013 and November 30, 2012, $43.7 million and $41.9 million, respectively, of letters of credit were outstanding under our LOC Facilities. Our LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities or other similar facility arrangements with the same or other financial institutions.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 28, 2013, inventories having a carrying value of $129.1 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Senior Notes. All of our senior notes outstanding at February 28, 2013 and November 30, 2012 represent senior unsecured obligations, rank equally in right of payment with all of our existing and future indebtedness and are unconditionally guaranteed jointly and severally by certain of our subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. Interest on each of these senior notes is payable semi-annually. At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to the applicable redemption date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable (continued)

On February 7, 2012, pursuant to our universal shelf registration statement filed with the SEC on September 20, 2011 (the “2011 Shelf Registration”), we issued $350.0 million of 8.00% senior notes due 2020 (the “$350 Million 8.00% Senior Notes”). We used substantially all of the net proceeds from this issuance to purchase, pursuant to the terms of tender offers that were initially made on January 19, 2012 (the “Tender Offers”), $340.0 million in aggregate principal amount of our senior notes due 2014 and 2015. The total amount paid to purchase these senior notes was $340.5 million. We incurred a loss of $2.0 million in the first quarter of 2012 related to the early redemption of debt due to a premium paid under the Tender Offers and the unamortized original issue discount. The loss on early redemption of debt was included in interest expense in our consolidated statements of operations.
Convertible Senior Notes. On January 29, 2013 and February 4, 2013, pursuant to the 2011 Shelf Registration, we issued in an underwritten public offering the $230 Million Convertible Senior Notes at 100% of the principal amount of the notes. The issuance on February 4, 2013 was made pursuant to the exercise of an option granted to the underwriters to purchase such notes to cover over-allotments. Interest on the $230 Million Convertible Senior Notes, which represent senior unsecured obligations of ours and rank equally in right of payment with all of our other senior unsecured indebtedness, is payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 2013. We will also pay interest on November 1, 2018. The $230 Million Convertible Senior Notes will mature on February 1, 2019, unless converted earlier by the holders, at their option, or redeemed by us, or purchased by us upon the occurrence of a fundamental change, as defined in the instruments governing the $230 Million Convertible Senior Notes.
At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their $230 Million Convertible Senior Notes. The $230 Million Convertible Senior Notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share and a conversion premium of 47% based on the closing price of our common stock on January 29, 2013, which was $18.62 per share. This initial conversion rate equates to 8,401,831 shares of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events. On conversion, holders of the $230 Million Convertible Senior Notes will not be entitled to receive cash in lieu of shares of our common stock, except for cash in lieu of fractional shares.
We may not redeem the $230 Million Convertible Senior Notes prior to November 6, 2018. On or after November 6, 2018, and prior to the stated maturity date, we may at our option redeem all or part of the $230 Million Convertible Senior Notes for a cash price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to, but not including, the redemption date. If a fundamental change, as defined in the instruments governing the $230 Million Convertible Notes, occurs or our stock ceases to trade prior to the stated maturity date, the holders may require us to purchase for cash all or any portion of their $230 Million Convertible Senior Notes at 100% of the principal amount of the notes, plus accrued and unpaid interest, if any.
The $230 Million Convertible Senior Notes are fully and unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries. In the first quarter of 2013, we used a portion of the $223.1 million in total net proceeds from the issuance of the $230 Million Convertible Senior Notes together with a portion of the total net proceeds from a concurrent underwritten public offering of our common stock, which is described in Note 15. Stockholders’ Equity, for general corporate purposes, including without limitation for land acquisition and land development. The remainder of such net proceeds are expected to be used in future periods for such purposes.
The indenture governing our senior notes and $230 Million Convertible Senior Notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing the $265.0 million in aggregate principal amount of 9.10% senior notes due 2017 (the “$265 Million Senior Notes”), the $350 Million 8.00% Senior Notes, the $350.0 million in aggregate principal amount of 7.50% senior notes due 2022 (the “$350 Million 7.50% Senior Notes”), and the $230 Million Convertible Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.
As of February 28, 2013, we were in compliance with the applicable terms of all of our covenants under our senior notes, the $230 Million Convertible Senior Notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable (continued)

Principal payments on senior notes, the $230 Million Convertible Senior Notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2013 – $42.2 million; 2014 – $91.8 million; 2015 – $342.3 million; 2016 – $1.3 million; 2017 – $261.6 million; and thereafter – $1.22 billion.

13.	Commitments and Contingencies
Commitments and contingencies include typical obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business.
Warranty. We provide a limited warranty on all of our homes. The specific terms and conditions of these limited warranties vary depending upon the market in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. Our limited warranty program is ordinarily how we respond to and account for homeowners’ requests to local division offices seeking repairs, including claims where we could have liability under applicable state statutes or tort law for a defective condition in or damages to a home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on our actual warranty costs in the future and such amounts could differ from our current estimates.
The changes in our warranty liability are as follows (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Balance at beginning of period	$47,822	$67,693
Warranties issued	2,766	1,317
Payments	(8,929)	(4,436)
Adjustments	1,674	33
Balance at end of period	$43,333	$64,607

Central and Southwest Florida Claims. During 2012, we received claims from homeowners in certain of our communities located in central and southwest Florida that primarily involved framing, stucco, roofing and/or sealant matters on homes we delivered between 2003 and 2009, many of which have resulted in water intrusion-related issues. While we initially believed these issues were isolated, after additional investigation, we determined in the fourth quarter of 2012 that more homes and communities may have been affected. During the three months ended February 28, 2013, through our continued efforts to identify, examine and repair homes that may have been impacted by these issues, the number of identified homes and our estimate of the total repair costs were revised. Based on the status of our investigations and repair efforts, our overall warranty liability at February 28, 2013 included $15.9 million for estimated remaining repair costs associated with homes in central and southwest Florida that have been identified as having water intrusion-related issues. As of February 28, 2013, we had identified a total of 969 homes requiring more than minor repairs and resolved repairs on 207 of them. During the three months ended February 28, 2013, we paid $5.4 million to repair identified homes. As of February 28, 2013, we had paid $9.4 million of the total estimated repair costs of $25.3 million associated with all identified homes. The majority of the total

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Commitments and Contingencies (continued)

estimated repair costs as of February 28, 2013 relate to two attached-home communities. We consider warranty-related repairs for homes to be resolved when all repairs are complete and all repair costs are fully paid.
As discussed below, due to the increased scope of these water-intrusion issues, we recorded a charge, net of estimated recoveries, during the three months ended February 28, 2013 to increase our overall warranty liability for all of our previously delivered homes that are covered under our limited warranty, including the homes in central and southwest Florida identified as having water intrusion-related issues. As our investigations and repair efforts in central and southwest Florida are continuing, at this time we are unable to determine whether we will need to record additional charges for repair costs on the homes we have identified or on homes that may be identified in the future.
As of February 28, 2013, based on our investigation into the central and southwest Florida water intrusion-related claims, we believe it is probable that we will recover a portion of our total estimated repair costs associated with identified homes from various sources, including subcontractors involved with the original construction of the identified homes and their insurers. Accordingly, we have reflected estimated probable recoveries of $9.4 million in our overall warranty liability as of February 28, 2013. Our evaluation of identified homes and potentially responsible parties is ongoing and our estimate of probable recoveries may change as additional information is obtained.
Other Claims. With respect to potential recoveries on claims regarding other homes previously delivered, we have tendered claims with responsible liability insurance carriers, seeking reimbursement of costs we have incurred to make repairs and to handle claims. We intend to continue to undertake efforts, including legal proceedings, to obtain reimbursement from various sources, including subcontractors, suppliers and their insurers, for the costs we have incurred or expect to incur to investigate and complete repairs and to defend ourselves in litigation. We have not recorded any amounts for potential future recoveries as of February 28, 2013 related to these claims regarding other homes previously delivered.
Global Settlement Regarding Allegedly Defective Drywall Material. As of February 28, 2013, we were a defendant in eight lawsuits relating to allegedly defective drywall manufactured in China. Seven of the lawsuits are “omnibus” class actions purportedly filed on behalf of numerous homeowners asserting claims for damages against drywall manufacturers, homebuilders and other parties in the supply chain of the allegedly defective drywall material. We are also a defendant in one lawsuit brought in Florida state court by individual homeowners. On February 7, 2013, a final global settlement of claims relating to the allegedly defective drywall material, including the seven omnibus class actions in which we were named as a defendant, was approved by the federal court judge overseeing a multidistrict litigation case — In re: Chinese Manufactured Drywall Products Liability Litigation (MDL-2047). The global settlement resolved all current claims against us and bars any future claims against all participating defendants, including us.  Our total obligation as a participating defendant under the global settlement was $.3 million, which we paid on March 25, 2013.  We also expect to receive certain amounts under the global settlement in 2013 based on repairs we made to homes of certain settlement class members. The plaintiffs in the Florida state court case opted out of the global settlement, and we will defend that case.  While the ultimate outcome of that case is uncertain, based on the current status of the proceedings, we do not believe the outcome will be material to our consolidated financial statements.
Overall Warranty Liability Assessment. In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty, which would include any such homes in central and southwest Florida identified as having water intrusion-related issues. As of February 28, 2013, based on our assessment of our overall warranty liability, we recorded an adjustment to increase our overall warranty liability by $1.7 million in the first quarter of 2013 with a corresponding charge to construction and land costs in our consolidated statement of operations. This adjustment was comprised of a $12.4 million increase in our estimated warranty costs, net of $10.7 million which represented the estimated probable recoveries for water intrusion-related issues in central and southwest Florida and other adjustments.
Depending on the number of additional homes in central and southwest Florida identified as having water intrusion-related issues, if any, and the actual costs we incur in future periods to repair such homes and/or homes affected by other issues, including costs to provide affected homeowners with temporary housing, we may revise the estimated amount of our liability, which could result in an increase or decrease in our overall warranty liability. However, based on the rate of new homes that we have identified since the end of the first quarter of 2013 to the date of this report in central and southwest Florida that have or that may have water intrusion-related issues, we believe we have identified the majority of such homes as of February 28, 2013 and anticipate resolving repairs on such homes by mid-2014.

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
Insurance. We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, our subcontractors’ general liability insurance primarily takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. Our estimated liabilities for such items were $91.7 million at February 28, 2013 and $93.3 million at November 30, 2012. These amounts are included in accrued expenses and other liabilities in our consolidated balance sheets. Our expenses associated with self-insurance totaled $1.8 million for the three months ended February 28, 2013 and $2.3 million for the three months ended February 29, 2012. These expenses were largely offset by contributions from subcontractors participating in the wrap-up policy.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 28, 2013, we had $284.7 million of performance bonds and $43.7 million of letters of credit outstanding. At November 30, 2012, we had $286.1 million of performance bonds and $41.9 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 28, 2013, we had total deposits of $21.6 million, comprised of $21.4 million of cash deposits and $.2 million of letters of credit, to purchase land having an aggregate purchase price of $534.4 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

14.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (the “Claimed Damages”). KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. At a November 19, 2012 hearing, the court denied all of the

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Legal Matters (continued)

consolidated plaintiffs’ motions for summary judgment on their claims. In addition, the court granted several of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiff’s claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages (now excluding any punitive damages per the court’s action) plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages. The non-jury trial, originally set for September 2012 and then continued until January 2013, has now been further continued to October 15, 2013.
Southern California Project Development Case. On December 27, 2011, the jury in a case entitled Estancia Coastal, LLC v. KB HOME Coastal Inc. et al. returned a verdict against KB HOME Coastal Inc., a wholly owned subsidiary, and us for $9.8 million, excluding legal fees and interest. The case related to a land option contract and a construction agreement between KB HOME Coastal Inc. and the plaintiff. Based on pre-trial analysis, the verdict was not expected, and we and KB HOME Coastal Inc. jointly filed a motion for judgment notwithstanding the verdict and a motion for a new trial, which were heard on May 18, 2012. On May 23, 2012, the trial court denied the motions and on June 4, 2012 entered a judgment in favor of the plaintiff in the amount of $9.2 million plus pre-judgment interest of approximately $.9 million. The judgment entered reflects an earlier payment by us to the plaintiff of a portion of the jury’s award and does not include legal fees and costs and post-judgment interest. We had established an accrual for this matter based on our pre-judgment estimate of the probable loss. However, as a result of the trial court’s decision and probable legal fees and costs award, we recorded a charge of $8.8 million in the second quarter of 2012 to increase the accrual for this matter to $11.7 million. On September 14, 2012, following a hearing, the trial court awarded legal fees and costs to the plaintiff of approximately $1.4 million. In the first quarter of 2013, we recorded a charge of $.6 million to reflect additional post-judgment interest, and increased the accrual for this matter to approximately $12.3 million. The charges recorded in 2013 and 2012 were included in selling, general and administrative expenses in our consolidated statements of operations for the applicable periods. We continue to believe our accrual at February 28, 2013 reflects the probable outcome of the matter. We and KB HOME Coastal Inc. have appealed the entry of judgment. While the ultimate outcome is uncertain, we and KB HOME Coastal Inc. believe we will be successful in resolving the matter for an amount less than the judgment.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Stockholders’ Equity

A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended February 28, 2013
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2012	$115,178	$888,579	$450,292	$(27,958)	$(115,149)	$(934,136)	$376,806
Net loss	—	—	(12,458)	—	—	—	(12,458)
Dividends on common stock	—	—	(2,089)	—	—	—	(2,089)
Restricted stock amortization	—	620	—	—	—	—	620
Stock-based compensation	—	393	—	—	—	—	393
Issuance of common stock	—	(106,314)	—	—	—	216,125	109,811
Grantor stock ownership trust	—	20	—	—	32	—	52
Balance at February 28, 2013	$115,178	$783,298	$435,745	$(27,958)	$(115,117)	$(718,011)	$473,135

	Three Months Ended February 29, 2012
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2011	$115,171	$884,190	$519,844	$(26,152)	$(118,059)	$(932,337)	$442,657
Net loss	—	—	(45,802)	—	—	—	(45,802)
Dividends on common stock	—	—	(4,818)	—	—	—	(4,818)
Restricted stock amortization	—	409	—	—	—	—	409
Stock-based compensation	—	1,247	—	—	—	—	1,247
Grantor stock ownership trust	—	(81)	—	—	256	—	175
Balance at February 29, 2012	$115,171	$885,765	$469,224	$(26,152)	$(117,803)	$(932,337)	$393,868

On January 29, 2013, pursuant to the 2011 Shelf Registration, we issued 6,325,000 shares of our common stock, par value $1.00 per share, in an underwritten public offering at a price of $18.25 per share (the “Common Stock Offering”). We used 6,325,000 shares of treasury stock for the issuance and received net proceeds of $109.8 million, after underwriting discounts, commissions and transaction expenses.
In connection with the issuance of the $230 Million Convertible Senior Notes, which is discussed in Note 12. Mortgages and Notes Payable, we established a common stock reserve account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the $230 Million Convertible Senior Notes based on the terms of the instruments governing these notes. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing the $230 Million Convertible Notes. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at February 28, 2013.
As of February 28, 2013, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the three months ended February 28, 2013. We have not repurchased shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Stockholders’ Equity (continued)

During the three months ended February 28, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 21, 2013 to stockholders of record on February 7, 2013. A cash dividend of $.0625 per share of common stock was declared and paid during the three months ended February 29, 2012.

16.	Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Our adoption of this guidance, which is related to disclosure only, as of February 28, 2013 did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial statements.

17.	Income Taxes
Our income tax expense totaled $.1 million for the three months ended February 28, 2013 and $.4 million for the three months ended February 29, 2012. Due to the effects of our deferred tax asset valuation allowance and changes in our unrecognized tax benefits, our effective tax rates for the three months ended February 28, 2013 and February 29, 2012 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.
In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. During the three months ended February 28, 2013, we reduced our deferred tax asset valuation allowance by $.7 million to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards. During the three months ended February 29, 2012,

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Income Taxes (continued)

we recorded a valuation allowance of $18.3 million against net deferred tax assets generated from the pretax loss for the period.
We had no net deferred tax assets at February 28, 2013 or November 30, 2012 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $879.4 million at February 28, 2013 from $880.1 million at November 30, 2012, reflecting the $.7 million valuation allowance adjustment recorded during the three months ended February 28, 2013.
During the three months ended February 28, 2013, our total gross unrecognized tax benefits increased by $.1 million and we had no additions to our total gross unrecognized tax benefits as a result of the current status of federal and state tax audits. The total amount of gross unrecognized tax benefits, including interest and penalties, that would affect the effective tax rate was $1.4 million as of February 28, 2013. We anticipate that total unrecognized tax benefits will decrease by an amount ranging from $.7 million to $1.1 million during the 12 months from this reporting date due to various state tax filings associated with the resolution of a federal tax audit.
The benefits of our net operating losses (“NOL”), built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of February 28, 2013, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Summary of cash and cash equivalents at end of period:
Homebuilding	$624,044	$304,171
Financial services	1,514	3,204
Total	$625,558	$307,375

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$5,872	$31,334
Income taxes paid	120	174
Income taxes refunded	58	58

Supplemental disclosures of noncash activities:
Increase (decrease) in consolidated inventories not owned	$4,842	$(2,536)
Cost of inventories acquired through seller financing	27,600	—

19.	Supplemental Guarantor Information
Our obligations to pay principal, premium, if any, and interest under our senior notes and the $230 Million Convertible Senior Notes are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. Pursuant to the terms of the indenture governing our senior notes and the $230 Million Convertible Senior Notes, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X (as in effect on June 1, 1996), it will be automatically and unconditionally released and discharged from its guaranty of our senior notes and $230 Million Convertible Senior Notes so long as all guarantees by

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

Condensed Consolidated Statements of Operations
Three Months Ended February 28, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$273,432	$131,787	$—	$405,219
Homebuilding:
Revenues	$—	$273,432	$129,384	$—	$402,816
Construction and land costs	—	(231,720)	(111,545)	—	(343,265)
Selling, general and administrative expenses	(14,823)	(26,894)	(17,380)	—	(59,097)
Operating income (loss)	(14,823)	14,818	459	—	454
Interest income	201	—	3	—	204
Interest expense	13,509	(19,302)	(9,447)	—	(15,240)
Equity in income (loss) of unconsolidated joint ventures	—	(558)	123	—	(435)
Homebuilding pretax loss	(1,113)	(5,042)	(8,862)	—	(15,017)
Financial services pretax income	—	—	2,659	—	2,659
Total pretax loss	(1,113)	(5,042)	(6,203)	—	(12,358)
Income tax expense	—	—	(100)	—	(100)
Equity in net loss of subsidiaries	(11,345)	—	—	11,345	—
Net loss	$(12,458)	$(5,042)	$(6,303)	$11,345	$(12,458)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Three Months Ended February 29, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$146,489	$108,069	$—	$254,558
Homebuilding:
Revenues	$—	$146,489	$105,406	$—	$251,895
Construction and land costs	—	(137,099)	(94,733)	—	(231,832)
Selling, general and administrative expenses	(14,000)	(19,055)	(18,157)	—	(51,212)
Operating loss	(14,000)	(9,665)	(7,484)	—	(31,149)
Interest income	125	1	9	—	135
Interest expense	14,120	(23,882)	(6,524)	—	(16,286)
Equity in loss of unconsolidated joint ventures	—	(51)	(21)	—	(72)
Homebuilding pretax income (loss)	245	(33,597)	(14,020)	—	(47,372)
Financial services pretax income	—	—	1,970	—	1,970
Total pretax income (loss)	245	(33,597)	(12,050)	—	(45,402)
Income tax expense	—	(300)	(100)	—	(400)
Equity in net loss of subsidiaries	(46,047)	—	—	46,047	—
Net loss	$(45,802)	$(33,897)	$(12,150)	$46,047	$(45,802)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Balance Sheets
February 28, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$554,547	$28,625	$40,872	$—	$624,044
Restricted cash	44,619	—	—	—	44,619
Receivables	91	50,839	14,700	—	65,630
Inventories	—	1,132,565	805,209	—	1,937,774
Investments in unconsolidated joint ventures	—	109,102	14,108	—	123,210
Other assets	93,196	7,075	2,307	—	102,578
	692,453	1,328,206	877,196	—	2,897,855
Financial services	—	—	2,782	—	2,782
Investments in subsidiaries	(2,947)	—	—	2,947	—
Total assets	$689,506	$1,328,206	$879,978	$2,947	$2,900,637
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$142,672	$139,150	$179,633	$—	$461,455
Mortgages and notes payable	1,875,735	63,918	24,100	—	1,963,753
	2,018,407	203,068	203,733	—	2,425,208
Financial services	—	—	2,294	—	2,294
Intercompany	(1,802,036)	1,130,180	671,856	—	—
Stockholders’ equity	473,135	(5,042)	2,095	2,947	473,135
Total liabilities and stockholders’ equity	$689,506	$1,328,206	$879,978	$2,947	$2,900,637

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

November 30, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$457,007	$22,642	$45,116	$—	$524,765
Restricted cash	42,362	—	—	—	42,362
Receivables	121	49,518	15,182	—	64,821
Inventories	—	1,075,011	631,560	—	1,706,571
Investments in unconsolidated joint ventures	—	109,346	14,328	—	123,674
Other assets	85,901	7,491	1,658	—	95,050
	585,391	1,264,008	707,844	—	2,557,243
Financial services	—	—	4,455	—	4,455
Investments in subsidiaries	11,411	—	—	(11,411)	—
Total assets	$596,802	$1,264,008	$712,299	$(11,411)	$2,561,698
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$134,314	$147,563	$177,012	$—	$458,889
Mortgages and notes payable	1,645,394	69,596	7,825	—	1,722,815
	1,779,708	217,159	184,837	—	2,181,704
Financial services	—	—	3,188	—	3,188
Intercompany	(1,559,712)	1,046,849	512,863	—	—
Stockholders’ equity	376,806	—	11,411	(11,411)	376,806
Total liabilities and stockholders’ equity	$596,802	$1,264,008	$712,299	$(11,411)	$2,561,698

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Cash Flows
Three Months Ended February 28, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(12,458)	$(5,042)	$(6,303)	$11,345	$(12,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	558	(1,214)	—	(656)
Changes in assets and liabilities:
Receivables	30	(1,321)	1,617	—	326
Inventories	—	(57,554)	(141,207)	—	(198,761)
Accounts payable, accrued expenses and other liabilities	8,010	(8,413)	(2,010)	—	(2,413)
Other, net	1,281	540	1,109	—	2,930
Net cash used in operating activities	(3,137)	(71,232)	(148,008)	11,345	(211,032)

Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	—	(314)	10	—	(304)
Purchases of property and equipment, net	(96)	(129)	(205)	—	(430)
Net cash used in investing activities	(96)	(443)	(195)	—	(734)

Cash flows from financing activities:
Change in restricted cash	(2,257)	—	—	—	(2,257)
Proceeds from issuance of debt	230,000	—	—	—	230,000
Payment of debt issuance costs	(6,878)	—	—	—	(6,878)
Payments on mortgages and land contracts due to land sellers and other loans	—	(5,678)	(11,325)	—	(17,003)
Proceeds from issuance of common stock, net	109,811	—	—	—	109,811
Issuance of common stock under employee stock plans	52	—	—	—	52
Payments of cash dividends	(2,089)	—	—	—	(2,089)
Intercompany	(227,866)	83,336	155,875	(11,345)	—
Net cash provided by financing activities	100,773	77,658	144,550	(11,345)	311,636
Net increase (decrease) in cash and cash equivalents	97,540	5,983	(3,653)	—	99,870
Cash and cash equivalents at beginning of period	457,007	22,642	46,039	—	525,688
Cash and cash equivalents at end of period	$554,547	$28,625	$42,386	$—	$625,558

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Three Months Ended February 29, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(45,802)	$(33,897)	$(12,150)	$46,047	$(45,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	51	(121)	—	(70)
Inventory impairments	—	6,572	—	—	6,572
Changes in assets and liabilities:
Receivables	(19)	(2,119)	20,431	—	18,293
Inventories	—	(12,997)	(12,859)	—	(25,856)
Accounts payable, accrued expenses and other liabilities	(9,889)	(31,936)	(18,796)	—	(60,621)
Other, net	(5,390)	189	3,101	—	(2,100)
Net cash used in operating activities	(61,100)	(74,137)	(20,394)	46,047	(109,584)

Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	—	6,549	(2)	—	6,547
Purchases of property and equipment, net	(21)	(149)	(259)	—	(429)
Net cash provided by (used in) investing activities	(21)	6,400	(261)	—	6,118

Cash flows from financing activities:
Change in restricted cash	591	—	—	—	591
Proceeds from issuance of debt	344,831	—	—	—	344,831
Payment of debt issuance costs	(5,816)	—	—	—	(5,816)
Repayment of senior notes	(340,481)	—	—	—	(340,481)
Payments on mortgages and land contracts due to land sellers and other loans	—	(1,644)	(71)	—	(1,715)
Issuance of common stock under employee stock plans	175	—	—	—	175
Payments of cash dividends	(4,818)	—	—	—	(4,818)
Intercompany	(14,899)	60,890	56	(46,047)	—
Net cash provided by (used in) financing activities	(20,417)	59,246	(15)	(46,047)	(7,233)
Net decrease in cash and cash equivalents	(81,538)	(8,491)	(20,670)	—	(110,699)
Cash and cash equivalents at beginning of period	340,957	32,876	44,241	—	418,074
Cash and cash equivalents at end of period	$259,419	$24,385	$23,571	$—	$307,375

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20.	Subsequent Event

On March 12, 2013, we entered into a $200.0 million unsecured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility will mature on March 12, 2016, or on September 15, 2014 if the aggregate principal amount of our senior notes that mature in 2015 is greater than $200.0 million on that date. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $300.0 million under certain circumstances, as well as a sublimit of $100.0 million for the issuance of letters of credit, which may be utilized to replace our LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly at a rate based on either the London Interbank Offered Rate or a base rate, plus a spread that depends on our debt rating and leverage ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to tangible net worth, leverage, and liquidity or interest coverage. The Credit Facility is also governed by a borrowing base and includes a limitation on investments in joint ventures and non-guarantor subsidiaries.
Borrowings under the Credit Facility are required to be unconditionally guaranteed jointly and severally by certain of our subsidiaries that meet the definition of a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X (as in effect on June 1, 1996) using a 5% rather than a 10% threshold; provided that the assets of our non-guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets. Such subsidiaries include the Guarantor Subsidiaries and 12 additional subsidiaries identified in our Current Report on Form 8-K dated March 12, 2013 ( the “Additional Guarantors”). On March 12, 2013, the Additional Guarantors also agreed to become guarantors under the indenture governing our senior notes and $230 Million Convertible Senior Notes and to guaranty on a senior basis the prompt payment when due of the principal of and premium, if any, and interest on debt securities issued by us pursuant to the indenture. Each of the Additional Guarantors is a wholly-owned subsidiary of ours. We have not made any borrowings under the Credit Facility as of the date of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations for the three months ended February 28, 2013 and February 29, 2012 (dollars in thousands, except per share amounts):

	Three Months Ended
	February 28, 2013	February 29, 2012	Variance
Revenues:
Homebuilding	$402,816	$251,895	60%
Financial services	2,403	2,663	(10)
Total	$405,219	$254,558	59%
Pretax income (loss):
Homebuilding	$(15,017)	$(47,372)	68%
Financial services	2,659	1,970	35
Total pretax loss	(12,358)	(45,402)	73
Income tax expense	(100)	(400)	75
Net loss	$(12,458)	$(45,802)	73%
Basic and diluted loss per share	$(.16)	$(.59)	73%
During the three months ended February 28, 2013, housing markets continued to strengthen across the country, driven by growing demand for homes and a tightening supply of homes available for sale. The increase in housing demand primarily reflected high housing affordability, largely due to relatively low mortgage interest rates, investor purchases of homes for use as rental properties and firming consumer confidence. Conditions in individual housing markets remain varied, with certain markets and submarkets exhibiting greater upward momentum than others in terms of housing starts, net orders and average selling prices. In our business, we have observed accelerated activity in many California markets, where we continue to be the state’s largest homebuilder based on new homes delivered. We are encouraged by the healthier housing market environment as compared to a year ago, and believe there will be sustained progress throughout 2013.
In the three months ended February 28, 2013, we generated improvement in key financial and operating metrics primarily due to our efforts over the past few years to orient our operations and investments toward higher-performing, desirable locations in land-constrained growth markets, to refine our products to meet consumer preferences and to execute on related profitability and growth strategies, as well as the strengthening housing markets. We ended the 2013 first quarter with potential future housing revenues in backlog up 53% and the number of homes in backlog up 25%, in each case from a year ago. Our net orders in the first quarter of 2013 increased 40% from the first quarter of 2012, despite an 11% decrease in our average community count. In addition, the overall value of our first quarter 2013 net orders increased 83% year over year, reflecting an increase in net orders and a higher average selling price. During the current quarter, we also saw favorable year-over-year performance in the number of homes delivered; revenues; housing gross profit margin; selling, general and administrative expenses as a percentage of housing revenues; and operating income.
Since 2013 began, we have taken a number of steps to further strengthen our business and to support our ongoing community positioning and related profitability and growth strategies. We raised total net proceeds of $332.9 million through the concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering; invested $344.9 million in land and land development; and formed a mortgage banking company in partnership with Nationstar, as further discussed below.

•
Revenues. Total revenues of $405.2 million for the three months ended February 28, 2013 increased 59% from $254.6 million for the three months ended February 29, 2012, primarily due to higher homebuilding revenues, which were generated entirely from housing operations. Housing revenues rose 60% to $402.8 million for the first quarter of 2013 from $251.9 million for the year-earlier quarter, reflecting an increase in both the number of homes delivered and the overall average selling price of those homes. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. Our total revenues included financial services revenues of $2.4 million for the three months ended February 28, 2013 and $2.7 million for the three months ended February 29, 2012.

◦
Homes Delivered. We delivered 1,485 homes in the first quarter of 2013, up 29% from 1,150 homes delivered in the year-earlier quarter, largely due to our relatively higher backlog at the beginning of the year, which was up 20% on a year-over-year basis, as well as the strategic positioning of our communities in markets and submarkets where demand is relatively stronger.

◦
Average Selling Price. Our overall average selling price of homes delivered increased 24% to $271,300 in the first quarter of 2013 from $219,000 in the year-earlier quarter. This increase reflects our strategic community positioning efforts, with our targeted markets and submarkets generally featuring buyers with higher household incomes who choose larger home sizes and spend more on design options and features at our KB Home Studios, as well as generally rising home prices.

•
Operating Income (Loss). Our homebuilding operations generated operating income of $.5 million for the three months ended February 28, 2013, an improvement of $31.6 million from the operating loss of $31.1 million posted for the three months ended February 29, 2012. The year-over-year improvement reflected higher housing gross profits, partly offset by higher selling, general and administrative expenses in the first quarter of 2013.

◦
Housing Gross Profits. Housing gross profits of $59.6 million for the three months ended February 28, 2013 increased by $39.5 million from $20.1 million for the year-earlier period. Our housing gross profit margin improved by 680 basis points to 14.8% in the current quarter from 8.0% in the first quarter of 2012. There were no inventory impairment charges in the first quarter of 2013, compared to $6.6 million of such charges in the year-earlier quarter. Our 2013 first quarter housing gross profit margin increased by 420 basis points from the housing gross profit margin, excluding inventory impairment charges, of 10.6% in the first quarter of 2012. The calculation of housing gross profit margin, excluding inventory impairment charges, is described below under “Non-GAAP Financial Measures.” The year-over-year improvement in our first-quarter housing gross profit margin reflected our community positioning and related profitability and growth strategies, which helped to drive higher revenues, reduce homebuyer closing cost allowances and generate greater operating efficiencies, partly offset by the impact of higher direct construction labor and material costs in the 2013 period.

◦
Selling, General and Administrative Expenses. Our selling, general and administrative expenses rose by $7.9 million, or 15%, to $59.1 million for the three months ended February 28, 2013 from $51.2 million for the year-earlier period, reflecting higher housing revenues. As a percentage of housing revenues, selling, general and administrative expenses improved by 570 basis points to 14.7% for the three months ended February 28, 2013, from 20.4% for the year-earlier period, mainly due to the increased volume and higher average selling prices of homes delivered, combined with our focus on containing and leveraging our overhead costs.

•
Net Loss. We reduced our net loss by $33.3 million to $12.5 million, or $.16 per diluted share, for the three months ended February 28, 2013, compared to the net loss of $45.8 million, or $.59 per diluted share, posted for the three months ended February 29, 2012. Our net loss in the first quarter of 2012 included the above-mentioned inventory impairment charges.

•
Cash, Cash Equivalents and Restricted Cash. Our cash, cash equivalents and restricted cash totaled $668.7 million at February 28, 2013, up from $567.1 million at November 30, 2012. Of our total cash, cash equivalents and restricted cash at February 28, 2013 and November 30, 2012, $624.0 million and $524.8 million, respectively, was unrestricted. The increase in our total cash, cash equivalents and restricted cash was primarily due to our concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering in the first quarter of 2013, which generated total net proceeds of $332.9 million. During the first quarter of 2013, our operating activities used net cash of $211.0 million, up from $109.6 million in the first quarter of 2012, largely due to investments in land and land development that drove our inventories higher at February 28, 2013 compared to the November 30, 2012 level.

•
Inventories. Reflecting our investments in land and land development of $344.9 million in the first quarter of 2013, our inventory balance of $1.94 billion at February 28, 2013 increased by 14% from $1.71 billion at November 30, 2012. We made strategic investments in land and land development in each of our homebuilding reporting segments in the first quarter of 2013, with the majority of our investments made in our West Coast homebuilding reporting segment. We ended our 2013 first quarter with a land inventory portfolio comprised of 47,312 lots owned or controlled, representing an increase of 6% from the 44,752 lots owned or controlled at November 30, 2012.

•
Mortgages and Notes Payable. Our debt balance was $1.96 billion at February 28, 2013, compared to $1.72 billion at November 30, 2012. Our debt balance at February 28, 2013 reflected the issuance of the $230 Million Convertible Senior Notes in the first quarter of 2013. Our ratio of debt to total capital was 80.6% at February 28, 2013, compared to 82.1% at November 30, 2012. Our ratio of net debt to total capital (a calculation that is described below under “Non-GAAP Financial Measures”) was 73.2% at February 28, 2013, compared to 75.4% at November 30, 2012.

•
Stockholders’ Equity. Our stockholders’ equity increased to $473.1 million at February 28, 2013 from $376.8 million at November 30, 2012, largely due to the Common Stock Offering in the first quarter of 2013, partly offset by our net loss and the cash dividends on our common stock paid for the three months ended February 28, 2013.

•
Net Orders and Backlog. Net orders from our homebuilding operations increased 40% to 1,671 in the first quarter of 2013 from 1,197 in the year-earlier quarter, despite an 11% year-over-year decrease in our average community count. Our average community count declined to 172 for the three months ended February 28, 2013 from 193 for the three months ended February 29, 2012. Net orders for the 2013 first quarter increased in each of our homebuilding reporting segments, with increases compared to the year-earlier quarter ranging from 19% in our Central homebuilding reporting segment to 83% in our West Coast homebuilding reporting segment. Reflecting higher average selling prices in each of our homebuilding reporting segments, the value of the net orders we generated in the first quarter of 2013 increased 83% to $506.8 million from $277.5 million in the year-earlier quarter. Each of our homebuilding reporting segments generated year-over-year increases in net order value, with our West Coast homebuilding reporting segment up 133% to $261.3 million, our Southwest homebuilding reporting segment up 75% to $43.7 million, our Central homebuilding reporting segment up 41% to $133.5 million, and our Southeast homebuilding reporting segment up 49% to $68.3 million. Our first quarter cancellation rate improved to 32% in 2013 from 36% in 2012. We define our cancellation rate in a given period as the total number of contracts for new homes canceled divided by the total new (gross) orders for homes during the same period. The year-over-year improvement in our cancellation rate in the first quarter of 2013 reflects the performance of Nationstar as our preferred mortgage lender since the second quarter of 2012, which has helped to provide more stability in the conversion of our backlog into home deliveries.

Our backlog at February 28, 2013 increased to 2,763 homes, representing potential future housing revenues of $703.9 million, from 2,203 homes, representing potential future housing revenues of $460.0 million, at February 29, 2012. The number of homes in our backlog increased 25% year over year due to a higher number of homes in our backlog at the beginning of the year and the increase in our net orders in the first quarter of 2013. The potential future housing revenues in our backlog at February 28, 2013 rose 53% from February 29, 2012, reflecting the increased number of homes in our backlog and a higher average selling price.
The following table presents information concerning our net orders, cancellation rate, ending backlog and average community count for the three months ended February 28, 2013 and February 29, 2012 (dollars in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Net orders	1,671	1,197
Net order value	$506,803	$277,529
Cancellation rate	32%	36%
Ending backlog — homes	2,763	2,203
Ending backlog — value	$703,893	$459,951
Average community count	172	193
Effective December 1, 2012, we revised the methodology for determining our community count. Based on our current methodology, an approach used by many other public homebuilders, our community count represents the number of new home communities with at least five homes/lots left to sell at the end of a reporting period. Previously, our community count represented the number of new home communities with at least one home/lot left to sell at the end of a reporting period. Community count information for all periods presented in this report reflects our current methodology. Our average community count for a quarterly reporting period is the average of the community count at the beginning of the period and the community count at the end of the period, as follows:

	Three Months Ended
	February 28, 2013	February 29, 2012
Community count, beginning of period	172	198
Community count, end of period	171	188
Average community count	172	193
Our lower average community count in the three months ended February 28, 2013 compared to the year-earlier period reflected the impact of our strategic community positioning efforts and, in part, the close-out of older communities during 2013 and 2012 at a faster pace than our opening of new communities for sales. We expect that our overall community count will increase in 2013 as a result of the substantial inventory-related investments we made in 2012 and in the first quarter of 2013, and plan to make in the remainder of the year.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2013	February 29, 2012
Revenues:
Housing	$402,816	$251,895
Land	—	—
Total	402,816	251,895
Costs and expenses:
Construction and land costs
Housing	343,265	231,832
Land	—	—
Total	343,265	231,832
Selling, general and administrative expenses	59,097	51,212
Total	402,362	283,044
Operating income (loss)	$454	$(31,149)
Homes delivered	1,485	1,150
Average selling price	$271,300	$219,000
Housing gross profit margin as a percentage of housing revenues	14.8%	8.0%
Selling, general and administrative expenses as a percentage of housing revenues	14.7%	20.4%
Operating income (loss) as a percentage of homebuilding revenues	.1%	(12.4)%
We have grouped our homebuilding activities into four reporting segments, which we refer to as West Coast, Southwest, Central and Southeast. As of February 28, 2013, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona, Nevada and New Mexico; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders and cancellation rates by homebuilding reporting segment for the three months ended February 28, 2013 and February 29, 2012, and our ending backlog at February 28, 2013 and February 29, 2012:

	Homes Delivered		Net Orders		Cancellation Rates
Segment	2013	2012	2013	2012	2013	2012
West Coast	509	309	530	289	23%	34%
Southwest	140	170	199	140	22	24
Central	571	487	653	547	39	39
Southeast	265	184	289	221	34	37
Total	1,485	1,150	1,671	1,197	32%	36%

	Backlog – Homes		Backlog – Value (in thousands)
Segment	2013	2012	2013	2012
West Coast	705	443	$287,970	$150,638
Southwest	242	173	54,604	32,139
Central	1,231	1,078	235,759	177,998
Southeast	585	509	125,560	99,176
Total	2,763	2,203	$703,893	$459,951
Revenues. Our homebuilding revenues for the three months ended February 28, 2013 and February 29, 2012 were generated solely from housing operations. Housing revenues rose 60% to $402.8 million for the three months ended February 28, 2013 from $251.9 million for the year-earlier period as a result of a 29% increase in homes delivered and a 24% increase in the average selling price. We delivered 1,485 homes in the first quarter of 2013, up from 1,150 homes delivered in the year-earlier quarter. The increase in homes delivered was largely due to the relatively higher backlog level at the beginning of the 2013 first quarter, which was up 20% on a year-over-year basis. Within our homebuilding reporting segments, the number of homes delivered in the 2013 first quarter increased by 65%, 17% and 44% in our West Coast, Central and Southeast homebuilding reporting segments, respectively, compared to the year-earlier quarter. The number of homes delivered in our Southwest segment in the first quarter of 2013 decreased by 18% from the corresponding quarter of 2012 largely due to a strategic reduction in our investments in certain underperforming locations in the segment and a significant downsizing of our business in Arizona in 2011 and 2012 to focus on better-performing markets within our operational footprint.
The overall average selling price of homes delivered increased $52,300 to $271,300 for the quarter ended February 28, 2013 from $219,000 for the year-earlier quarter. The higher average selling price in the first quarter of 2013 reflected our strategic community positioning efforts, with our targeted markets and submarkets generally featuring buyers with higher household incomes who choose larger home sizes and spend more on design options and features at our KB Home Studios, as well as generally rising home prices. The first quarter of 2013 marked the 11th consecutive quarter that our average selling price of homes delivered has increased on a year-over-year basis. Compared to the year-earlier period, in the three months ended February 28, 2013, average selling prices increased 19% in our West Coast homebuilding reporting segment, 22% in our Southwest homebuilding reporting segment, 13% in our Central homebuilding reporting segment and 16% in our Southeast homebuilding reporting segment.
Operating Income (Loss). With homebuilding operating income of $.5 million for the three months ended February 28, 2013, we posted a $31.6 million improvement in our operating results compared to an operating loss of $31.1 million for the year-earlier period. The substantial year-over-year improvement in our operating results reflected higher gross profits, partially offset by higher selling, general and administrative expenses in the 2013 first quarter.
Our housing gross profits of $59.6 million for the three months ended February 28, 2013 increased by $39.5 million from $20.1 million for the year-earlier period. Our housing gross profits in the 2013 first quarter included a net charge of $1.7 million for water intrusion-related repairs at certain of our communities in Florida, as discussed in Note 13. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. There were no inventory impairment charges in the 2013 first quarter, compared to $6.6 million of such charges in the year-earlier quarter. Our housing gross profit margin for the first quarter of 2013 increased by 680 basis points to 14.8%, up from 8.0% in the year-earlier quarter. Our first quarter 2013 housing gross profit margin also improved by 420 basis points from the housing gross profit margin, excluding inventory impairment charges, of 10.6% in the first quarter of 2012. The year-over-year increase in our housing gross profit margin reflected our community positioning and related profitability and growth strategies, which helped drive higher revenues, reduce homebuyer closing cost allowances and generate greater operating efficiencies, partly offset by the impact of higher direct construction labor and material costs in the 2013 period.

In conjunction with higher homebuilding revenues, our selling, general and administrative expenses increased to $59.1 million in the first quarter of 2013 from $51.2 million in the year-earlier quarter. However, as a percentage of housing revenues, selling, general and administrative expenses improved by 570 basis points to 14.7% for the three months ended February 28, 2013 from 20.4% for the year-earlier period. Our improved selling, general and administrative expense percentage reflected increased volume and higher average selling prices of homes delivered, combined with our focus on containing and leveraging our overhead costs.
As discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, each community or land parcel in our owned inventory is assessed on a quarterly basis to determine if indicators of potential impairment exist. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with ASC 360 by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset.
The following table presents information regarding inventory impairment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Inventory impairments:
Number of communities or land parcels evaluated for recoverability	20	37
Number of communities or land parcels impaired (a)	—	2

Pre-impairment carrying value of communities or land parcels impaired	$—	$18,811
Inventory impairment charges (a)	—	(6,572)
Post-impairment fair value	$—	$12,239

(a)
The inventory impairment charges we recorded during the first quarter of 2012 reflected challenging economic and housing market conditions in certain of our served markets and were partly due to our efforts to accelerate our return on investment in the two affected communities.

As of February 28, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $312.7 million, representing 44 communities and various other land parcels. As of November 30, 2012, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $307.2 million, representing 46 communities and various other land parcels.
Also as discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized no land option contract abandonment charges in the three months ended February 28, 2013 and February 29, 2012.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventory balance as of February 28, 2013, based on our current estimated timeframe as to the delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories as of February 28, 2013	$913.7	$429.2	$426.9	$168.0	$1,937.8
The inventory balance in the six to 10 years category as of February 28, 2013 was located across all of our homebuilding reporting segments, although mostly in our West Coast and Southwest homebuilding reporting segments. The inventory balance in the greater than 10 years category as of February 28, 2013 was mainly located in our West Coast, Southwest and Southeast homebuilding reporting segments. The inventory balances in the six to 10 years and greater than 10 years categories, which collectively represented 31% of our total inventory balance at February 28, 2013, were primarily comprised of land held for future development.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated and reflected in the table above.
We believe that the carrying value of our inventory as of February 28, 2013 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, including as applicable, the prevailing competitive, home sales, economic and regulatory environment. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments. However, if conditions in the overall housing market or in specific markets worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments totaled $.2 million for the three months ended February 28, 2013 and $.1 million for the three months ended February 29, 2012. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $15.2 million for the three months ended February 28, 2013 and $16.3 million for the three months ended February 29, 2012. Interest expense for the three months ended February 29, 2012 included a $2.0 million loss on the early extinguishment of debt as a result of completing the Tender Offers. The percentage of interest capitalized was 54% in the first quarter of 2013, compared to 50% in the year-earlier quarter, reflecting an increase in the amount of inventory qualifying for interest capitalization. Gross interest incurred increased to $33.4 million for the three months ended February 28, 2013 from $30.4 million for the year-earlier period as a result of a higher average debt level in 2013, and the higher interest rates on the senior notes we issued during the year ended November 30, 2012 compared to the interest rates on the senior notes we purchased in that year.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.4 million for the three months ended February 28, 2013, compared to $.1 million for the three months ended February 29, 2012. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. For the three months ended February 28, 2013, our unconsolidated joint ventures posted no combined revenues and generated combined losses of $.9 million. For the three months ended February 29, 2012, our unconsolidated joint ventures generated no combined revenues and had combined losses of $.5 million.
NON-GAAP FINANCIAL MEASURES
This report contains information about our housing gross profit margin, excluding inventory impairment charges, and our ratio of net debt to total capital, both of which are not calculated in accordance with GAAP. We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because the housing gross profit margin, excluding inventory impairment charges, and the ratio of net debt to total capital are not calculated in accordance with GAAP, these financial measures may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.

Housing Gross Profit Margin, Excluding Inventory Impairment Charges. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross profit margin, excluding inventory impairment charges (dollars in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Housing revenues	$402,816	$251,895
Housing construction and land costs	(343,265)	(231,832)
Housing gross profits	59,551	20,063
Add: Inventory impairment charges	—	6,572
Housing gross profits, excluding inventory impairment charges	$59,551	$26,635
Housing gross profit margin as a percentage of housing revenues	14.8%	8.0%
Housing gross profit margin, excluding inventory impairment charges, as a percentage of housing revenues	14.8%	10.6%

Housing gross profit margin, excluding inventory impairment charges, is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs before inventory impairment charges (as applicable) associated with housing operations recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe housing gross profit margin, excluding inventory impairment charges, is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profit we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross profit margin between periods. This financial measure assists us in making strategic decisions regarding product mix, product pricing and construction pace. We also believe investors will find housing gross profit margin, excluding inventory impairment charges, relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of charges for inventory impairments.

Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	February 28, 2013	November 30, 2012
Mortgages and notes payable	$1,963,753	$1,722,815
Stockholders’ equity	473,135	376,806
Total capital	$2,436,888	$2,099,621
Ratio of debt to total capital	80.6%	82.1%

Mortgages and notes payable	$1,963,753	$1,722,815
Less: Cash and cash equivalents and restricted cash	(668,663)	(567,127)
Net debt	1,295,090	1,155,688
Stockholders’ equity	473,135	376,806
Total capital	$1,768,225	$1,532,494
Ratio of net debt to total capital	73.2%	75.4%

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
HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012	Variance
West Coast:
Revenues	$206,104	$105,233	96%
Construction and land costs	(171,898)	(103,274)	(66)
Selling, general and administrative expenses	(16,785)	(12,593)	(33)
Operating income (loss)	17,421	(10,634)	264
Other, net	(7,579)	(8,126)	7
Pretax income (loss)	$9,842	$(18,760)	152%

Southwest:
Revenues	$31,831	$31,584	1%
Construction and land costs	(24,183)	(27,689)	13
Selling, general and administrative expenses	(3,630)	(4,537)	20
Operating income (loss)	4,018	(642)	726
Other, net	(4,767)	(4,401)	(8)
Pretax loss	$(749)	$(5,043)	85%

Central:
Revenues	$106,492	$80,274	33%
Construction and land costs	(91,270)	(70,735)	(29)
Selling, general and administrative expenses	(13,620)	(11,758)	(16)
Operating income (loss)	1,602	(2,219)	172
Other, net	(1,466)	(1,288)	(14)
Pretax income (loss)	$136	$(3,507)	104%

Southeast:
Revenues	$58,389	$34,804	68%
Construction and land costs	(55,347)	(29,072)	(90)
Selling, general and administrative expenses	(8,364)	(6,377)	(31)
Operating loss	(5,322)	(645)	(725)
Other, net	(3,002)	(3,614)	17
Pretax loss	$(8,324)	$(4,259)	(95)%

The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

Three Months Ended	Housing Revenues (in thousands)	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price

February 28, 2013
West Coast	$206,104	51%	509	34%	$404,900
Southwest	31,831	8	140	9	227,400
Central	106,492	26	571	39	186,500
Southeast	58,389	15	265	18	220,300
Total	$402,816	100%	1,485	100%	$271,300

February 29, 2012
West Coast	$105,233	42%	309	27%	$340,600
Southwest	31,584	12	170	15	185,800
Central	80,274	32	487	42	164,800
Southeast	34,804	14	184	16	189,200
Total	$251,895	100%	1,150	100%	$219,000
West Coast. Housing revenues for the first quarter of 2013 rose 96% due to a 19% increase in the average selling price and a 65% increase in the number of homes delivered. The increase in homes delivered was largely due to a 48% higher backlog level in this segment at the beginning of 2013 compared to the prior year and our strategic community positioning efforts. The average selling price for the three months ended February 28, 2013 rose from the corresponding period of 2012 due to a greater proportion of homes delivered from higher-priced communities, a change in mix coupled with greater design option purchases and generally rising home prices.

The pretax income generated by this segment in the first quarter of 2013 improved by $28.6 million from the pretax loss posted in the year-earlier quarter. This improvement primarily reflected higher housing gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 16.6% in the three months ended February 28, 2013 from 1.9% in the year-earlier period, mainly due to the absence of inventory-related charges, an increased proportion of deliveries from higher-priced communities, greater operating efficiencies, and favorable warranty adjustments. In the first quarter of 2012, inventory impairment charges totaled $6.6 million and represented 6% of segment total revenues. The year-over-year increase in selling, general and administrative expenses in the 2013 first quarter was driven primarily by the increased number of homes delivered and higher total revenues.

Southwest. Housing revenues for the three months ended February 28, 2013 were relatively flat with the year-earlier period, reflecting a 22% increase in the average selling price, mostly offset by an 18% decrease in the number of homes delivered. The year-over-year increase in the average selling price was mainly due to a shift in community and product mix of homes delivered. The decrease in the number of homes delivered was partly due to this segment having 10% fewer homes in backlog at the start of 2013 compared to the start of 2012, and reflected the significant downsizing of our business in Arizona during 2011 and 2012.

The pretax results from this segment improved by $4.3 million in the first quarter of 2013 compared to the first quarter of 2012, mainly due to higher housing gross profits and lower selling, general and administrative expenses. The housing gross profit margin increased to 24.0% in the three months ended February 28, 2013 from 12.3% in the three months ended February 29, 2012, largely due to the higher average selling price, and favorable warranty adjustments. Selling, general and administrative expenses decreased in the first quarter of 2013 from the year-earlier quarter, primarily due to cost containment efforts and the lower volume of homes delivered.

Central. Housing revenues rose 33% for the first quarter of 2013 compared to the year-earlier quarter as a result of a 17% increase in homes delivered and a 13% increase in the average selling price. The increase in the number of homes delivered partly reflected the 13% higher backlog in this segment at the start of the 2013 first quarter compared to the year-earlier quarter. The average selling price for the three months ended February 28, 2013 increased from the corresponding period of 2012 primarily due to a greater proportion of homes delivered from higher-priced communities and a change in mix to larger home sizes.

The pretax results in this segment for the three months ended February 28, 2013 improved by $3.6 million from the year-earlier period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 14.3% in the first quarter of 2013 from 11.9% in the first quarter of 2012. Selling, general and administrative expenses for the three months ended February 28, 2013 increased from the corresponding period of 2012, primarily due to the increase in homes delivered.

Southeast. Housing revenues for the three months ended February 28, 2013 increased 68% from the year-earlier period due to a 44% year-over-year increase in the number of homes delivered and a 16% year-over-year increase in the average selling price. We delivered more homes in the first quarter of 2013 than in the first quarter of 2012 partly due to this segment having 19% more homes in backlog at the start of 2013 as compared to the start of 2012. The year-over-year increase in the average selling price was primarily due to a greater proportion of homes delivered from higher-priced communities and a change in mix to larger home sizes.

In the first quarter of 2013, the pretax loss for this segment increased by $4.1 million from the first quarter of 2012, primarily reflecting lower housing gross profits and higher selling, general and administrative expenses. The housing gross profit margin decreased to 5.2% in the first quarter of 2013 from 16.5% in the first quarter of 2012, largely due to a net charge for water intrusion-related repairs at certain central and southwest Florida communities and unfavorable warranty adjustments in the current quarter. In addition, the 2012 first quarter included insurance reimbursements for warranty repairs. Selling, general and administrative expenses increased in the first quarter of 2013 from the year-earlier quarter as a result of the higher number of homes delivered and the increase in revenues.
FINANCIAL SERVICES
Our financial services reporting segment offers insurance services to our homebuyers in the same markets as our homebuilding reporting segments and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. In addition, since the third quarter of 2011, this segment has earned revenues pursuant to the terms of a marketing services agreement with a preferred mortgage lender that offers mortgage banking services, including mortgage loan originations, to our homebuyers who elect to use the lender. Our homebuyers are under no obligation to use our preferred mortgage lender and may select any lender of their choice to obtain mortgage financing for the purchase of a home.

From the third quarter of 2011 through April 30, 2012, we had a preferred mortgage lender relationship with MetLife Home Loans, a division of MetLife Bank, N.A. Following MetLife Bank, N.A.’s announcement in January 2012 that it would cease offering forward mortgage banking services as part of its business, we evaluated various options and, in March 2012, entered into an agreement with Nationstar, a subsidiary of Nationstar Mortgage Holdings Inc., under which Nationstar became our new preferred mortgage lender, offering mortgage banking services to our homebuyers at our new home communities. Nationstar began accepting new mortgage loan applications from our homebuyers on May 1, 2012. Under this relationship, Nationstar personnel, located on site at several of our new home communities, (i) offer financing options and mortgage loan products to our homebuyers, (ii) prequalify homebuyers for mortgage loans, and (iii) commence the mortgage loan origination process for our homebuyers electing to use Nationstar. We made available to our homebuyers marketing materials and other information regarding Nationstar’s financing options and mortgage loan products, and were compensated solely for the fair market value of these services.

Based on the number of homes delivered in the first quarter of 2013, approximately 57% of our homebuyers used Nationstar to finance the purchase of their home. We expect to see improvement in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from Nationstar.

On January 21, 2013, we entered into an agreement with Nationstar to form Home Community Mortgage, a mortgage banking company that will offer an array of mortgage banking services to our homebuyers. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in Home Community Mortgage, with Nationstar providing management oversight of Home Community Mortgage’s operations. Nationstar will continue as our preferred mortgage lender until Home Community Mortgage begins offering mortgage banking services, which is expected in the latter part of 2013. As of February 28, 2013, we had not made any capital contributions to Home Community Mortgage. Home Community Mortgage will be accounted for as an unconsolidated joint venture within our financial services reporting segment.

The following table presents a summary of selected financial and operational data for our financial services reporting segment (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Revenues	$2,403	$2,663
Expenses	(835)	(835)
Equity in income of unconsolidated joint venture	1,091	142
Pretax income	$2,659	$1,970

Revenues. Our financial services operations generate revenues primarily from insurance commissions, title services, marketing services fees and interest income. Financial services revenues totaled $2.4 million for the three months ended February 28, 2013 and $2.7 million for the three months ended February 29, 2012. The year-over-year decrease in our financial services revenues for the three months ended February 28, 2013 reflected a decrease in insurance commissions and marketing fees, partly offset by an increase in title services revenues.

Expenses. General and administrative expenses totaled $.8 million in both the three months ended February 28, 2013 and February 29, 2012.

Equity in Income of Unconsolidated Joint Venture. The equity in income of unconsolidated joint venture of $1.1 million for the three months ended February 28, 2013 and $.1 million for the three months ended February 29, 2012 related to our 50% interest in KBA Mortgage, LLC (“KBA Mortgage”), our former unconsolidated mortgage banking joint venture with a subsidiary of Bank of America, N.A., which ceased offering mortgage banking services in 2011. The equity in income of unconsolidated joint venture for the three months ended February 28, 2013 was comprised solely of income recognized in connection with the wind down of KBA Mortgage.
INCOME TAXES
Our income tax expense totaled $.1 million for the three months ended February 28, 2013 and $.4 million for the three months ended February 29, 2012. Due to the effects of our deferred tax asset valuation allowances and changes in our unrecognized tax benefits, our effective tax rates for the three months ended February 28, 2013 and February 29, 2012 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. During the three months ended February 28, 2013, we reduced our deferred tax asset valuation allowance by $.7 million to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards. During the three months ended February 29, 2012, we recorded a valuation allowance of $18.3 million against net deferred tax assets generated from the pretax loss for the period.

We had no net deferred tax assets at February 28, 2013 or November 30, 2012 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $879.4 million at February 28, 2013 from $880.1 million at November 30, 2012, reflecting the $.7 million valuation allowance adjustment recorded during the three months ended February 28, 2013.

The benefits of our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of February 28, 2013, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. Accordingly, we use our unrestricted cash balance primarily to acquire land and to invest in land development. Our land and land development investments totaled $344.9 million in the three months ended February 28, 2013, compared to $112.6 million in the year-earlier period. We made strategic investments in land and land development in each of our homebuilding reporting segments in the 2013 first quarter, with the majority made in our West Coast homebuilding reporting segment. This segment has been a key driver of our improved results in recent quarters. Our investments in land and land development for the remainder of 2013 will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards.
The following table presents the number of lots we owned or controlled under land option contracts or other similar contracts (dollars in thousands):

	February 28, 2013	November 30, 2012	Variance
			Lots/$	%
Number of lots owned or controlled under land option contracts or other similar contracts	47,312	44,752	2,560	6%
Carrying value of inventory owned or controlled under land option contracts or other similar contracts	$1,937,774	$1,706,571	$231,203	14%
The increase in the number of lots owned or controlled under land option contracts or similar contracts at February 28, 2013 compared to November 30, 2012 reflected the investments we made in land and land development during the first quarter of 2013. The increase in the carrying value of inventory owned or controlled under land option contracts or other similar contracts also reflected these investments during the period. Overall, the percentage of lots we controlled under land option contracts or other similar contracts was 26% at the end of the 2013 first quarter, compared to 27% at November 30, 2012.
We ended our 2013 first quarter with $668.7 million of cash and cash equivalents and restricted cash, compared to $567.1 million at November 30, 2012. Our balance of unrestricted cash and cash equivalents was $624.0 million at February 28, 2013 and $524.8 million at November 30, 2012. The increase in our unrestricted cash balance primarily reflected our total net proceeds of $332.9 million from the concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering in the first quarter of 2013. The majority of our cash and cash equivalents at February 28, 2013 and November 30, 2012 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources.    Our mortgages and notes payable consisted of the following (in thousands):

	February 28, 2013	November 30, 2012	Variance
Mortgages and land contracts due to land sellers and other loans	$62,908	$52,311	$10,597
Senior notes	1,670,845	1,670,504	341
Convertible senior notes due February 1, 2019 at 1.375%	230,000	—	230,000
Total	$1,963,753	$1,722,815	$240,938
Our higher debt balance at February 28, 2013 reflected the issuance of the $230 Million Convertible Senior Notes in the first quarter of 2013. The terms of the $230 Million Convertible Senior Notes are described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. A portion of the $332.9 million in total net proceeds from the issuance of the $230 Million Convertible Senior Notes and from the Common Stock Offering were used in the 2013 first quarter for general corporate purposes, including without limitation for land acquisition and land development. The remainder of such net proceeds are expected to be used in future periods for such purposes. Our next scheduled senior note maturity is in 2014, when the remaining $76.0 million in aggregate principal amount of our 5 3/4% senior notes becomes due.
Our financial leverage, as measured by the ratio of debt to total capital, was 80.6% at February 28, 2013, compared to 82.1% at November 30, 2012. The improvement in our financial leverage reflected the increase in our stockholders’ equity as a result of the Common Stock Offering during the three months ended February 28, 2013, partly offset by the increase in our mortgages and notes payable balance stemming largely from the issuance of the $230 Million Convertible Senior Notes. Our ratio of net debt to total capital at February 28, 2013 was 73.2%, compared to 75.4% at November 30, 2012.
We maintain the LOC Facilities to provide letters of credit in the ordinary course of operating our business. As of February 28, 2013 and November 30, 2012, we had $43.7 million and $41.9 million, respectively, of letters of credit outstanding under our LOC Facilities. Our LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $44.6 million at February 28, 2013 and $42.4 million at November 30, 2012, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
The indenture governing our senior notes and convertible senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing the $265 Million Senior Notes, the $350 Million 8.00% Senior Notes, the $350 Million 7.50% Senior Notes and the $230 Million Convertible Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets. Under the terms of the indenture, we must cause any subsidiary of ours that is or becomes a “significant subsidiary,” as defined under Rule 1-02 of Regulation S-X (as in effect on June 1, 1996), to provide a guaranty with respect to our senior notes and convertible senior notes as one of the Guarantor Subsidiaries. In addition, we may cause other subsidiaries of ours to provide such a guaranty if we believe it to be in our or the relevant subsidiary’s best interests. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 19. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
As of February 28, 2013, we were in compliance with the applicable terms of all of our covenants under our senior notes, the $230 Million Convertible Senior Notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2013, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $62.9 million, secured by inventories having a carrying value of $129.1 million.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Net cash provided by (used in):
Operating activities	$(211,032)	$(109,584)
Investing activities	(734)	6,118
Financing activities	311,636	(7,233)
Net increase (decrease) in cash and cash equivalents	$99,870	$(110,699)
Operating Activities. Operating activities used net cash of $211.0 million in the three months ended February 28, 2013 and $109.6 million in the corresponding period of 2012. The year-over-year change in net operating cash flows was largely due to the increase in the cash used for investments in land and land development in the first three months of 2013 in support of our profitability and growth strategies.
Our uses of operating cash in the three months ended February 28, 2013 included a net increase in inventories of $198.8 million (excluding an increase of $4.8 million in consolidated inventories not owned) in conjunction with our land investment and development activities, a net loss of $12.5 million, a net decrease in accounts payable, accrued expenses and other liabilities of $2.4 million, and other operating uses of $1.0 million. Partially offsetting the cash used was a decrease in receivables of $.3 million.
In the three months ended February 29, 2012, our uses of operating cash included a net decrease in accounts payable, accrued expenses and other liabilities of $60.6 million, a net loss of $45.8 million and a net increase in inventories of $25.9 million (excluding inventory impairment charges of $6.6 million and a decrease of $2.5 million in consolidated inventories not owned) in conjunction with our land investment and development activities. Partially offsetting the cash used was a decrease in receivables of $18.3 million, largely due to the collection of a receivable we established in the fourth quarter of 2011 in connection with the wind down of KBA Mortgage’s business operations.
Investing Activities. Investing activities used net cash of $.7 million in the three months ended February 28, 2013 and provided net cash of $6.1 million in the year-earlier period. The year-over-year change was primarily due to the $6.5 million return of investment in unconsolidated joint ventures included in 2012.

In the three months ended February 28, 2013, cash of $.4 million was used for net purchases of property and equipment and $.3 million was used for contributions to unconsolidated joint ventures. In the three months ended February 29, 2012, $6.5 million of cash was provided by a return of investment in unconsolidated joint ventures. The cash provided was partly offset by $.4 million used for net purchases of property and equipment.
Financing Activities. Financing activities provided net cash of $311.6 million in the three months ended February 28, 2013 and used net cash of $7.2 million in the three months ended February 29, 2012. The cash provided by financing activities in 2013 reflected the concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering, which generated total net proceeds of $332.9 million.
In the three months ended February 28, 2013, sources of financing cash included proceeds of $230.0 million from the issuance of the $230 Million Convertible Senior Notes, net proceeds of $109.8 million from the issuance of common stock, and $.1 million of cash provided from the issuance of common stock under employee stock plans. The cash provided was partially offset by payments on mortgages and land contracts due to land sellers and other loans of $17.0 million, the payment of debt issuance costs of $6.9 million, an increase of $2.3 million in our restricted cash balance and dividend payments on our common stock of $2.1 million.
In the three months ended February 29, 2012, $340.5 million of cash was used to purchase $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable Tender Offers. Uses of cash in the three months ended February 29, 2012 also included the payment of debt issuance costs of $5.8 million, dividend payments on our common stock of $4.8 million, and payments on mortgages and land contracts due to land sellers and other loans of $1.7 million. The cash used was largely offset by net proceeds of $344.8 million from the issuance of the $350 Million 8.00% Senior Notes, a decrease of $.6 million in our restricted cash balance and $.2 million of cash provided from the issuance of common stock under employee stock plans.
During the three months ended February 28, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 21, 2013 to stockholders of record on February 7, 2013. A cash dividend of $.0625 per share of common stock was declared and paid during the three months ended February 29, 2012. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
2011 Shelf Registration. We have an automatically effective universal shelf registration statement on file with the SEC. The 2011 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined. In the first quarter of 2013, we issued the $230 Million Convertible Senior Notes and conducted the Common Stock Offering under the 2011 Shelf Registration. In the first quarter of 2012, we issued the $350 Million 8.00% Senior Notes also under the 2011 Shelf Registration.
Share Repurchase Program. As of February 28, 2013, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program during the three months ended February 28, 2013. We have not repurchased shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe we will have adequate resources and sufficient access to the capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital and land, to develop acquired land, to construct homes, to finance our financial services operations, and to meet other needs in the ordinary course of our business. Although our land acquisition and land development activities for the remainder of 2013 will be subject to market conditions and available opportunities, we will likely use a portion of our unrestricted cash resources to acquire and/or develop land that meets our investment return and marketing standards. In the remainder of 2013, we may also use or redeploy our unrestricted cash resources to support other business purposes that are aligned with our primary strategic goals, including our growth initiatives. In addition, we may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through tender offers, exchange offers, private exchanges, open market purchases or other means, and may include potential new issuances of equity or senior notes or other debt through public offerings, private placements or other arrangements to raise new capital to support our current land acquisition and land development investment targets, and for other business purposes and/or to effect repurchases of our outstanding senior notes or other debt. Our ability to engage in such financial transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
As discussed in Note 9. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located.
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, equal to our respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $384.9 million at February 28, 2013 and $389.8 million at November 30, 2012. Our investments in unconsolidated joint ventures totaled $123.2 million at February 28, 2013 and $123.7 million at November 30, 2012.
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements, and certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of our unconsolidated joint ventures had outstanding debt at February 28, 2013 or November 30, 2012.
Our investments in joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at February 28, 2013 and November 30, 2012 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs and we did not have a controlling financial interest or, if they were VIEs, we were not the primary beneficiary of the VIEs.
As discussed in Note 8. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of February 28, 2013 and November 30, 2012 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2013		November 30, 2012
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$9,838	$345,664	$8,463	$327,196
Other land option contracts and other similar contracts	11,564	188,727	17,219	298,139
	$21,402	$534,391	$25,682	$625,335
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $22.9 million at February 28, 2013 and $25.4 million at November 30, 2012. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.2 million at February 28, 2013 and $.5 million at November 30, 2012 in lieu of cash deposits under certain land option contracts or other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470 and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $8.9 million at February 28, 2013 and $4.1 million at November 30, 2012.

Due to the issuance of the $230 Million Convertible Senior Notes, our contractual obligations have changed materially from those reported in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended November 30, 2012. The following table sets forth the contractual obligations of our mortgages and notes payable and related interest as of February 28, 2013 after this transaction (in thousands):

	Total	2013	2014-2015	2016-2017	Thereafter
Contractual obligations:
Long-term debt	$1,963,753	$42,241	$434,141	$262,879	$1,224,492
Interest	748,354	104,991	236,499	201,531	205,333
Total	$2,712,107	$147,232	$670,640	$464,410	$1,429,825
There have been no other significant changes in our contractual obligations other than those set forth above from those reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2012.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2013 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2012.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed above at Note 16. Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements in this report.
Outlook
Looking ahead, we see the housing recovery that gained momentum in 2012 growing stronger as 2013 unfolds. Inventories of new and existing homes available for sale are low and demand for housing is increasing — both favorable dynamics that are pushing home prices up. We believe this recovery is still at an early stage, and that it will likely be several years before the homebuilding industry returns to historically more normal activity levels. We are encouraged by the recent positive trends in housing markets and believe that we are well positioned to expand our business and generate profits in this environment.
Over the past few years, we have worked diligently to strategically position our communities toward higher-performing, desirable locations in land-constrained growth markets, to refine our products to meet consumer preferences and to execute on related profitability and growth strategies. Through these integrated actions, and with more favorable supply and demand dynamics and rising home prices in our served markets, we believe we have made significant progress toward our top priority of profitable growth, and that this progress can be seen in our 2013 first quarter results. We generated meaningful improvement in our first quarter financial and operating performance compared to the year-earlier quarter, with growth in revenues, homes delivered, net orders (with higher average net orders per community more than offsetting an 11% decrease in our average community count), net order value, housing gross profit margin, and bottom line results. We also lowered our selling, general and administrative expense as a percentage of housing revenues. We believe we will continue to produce improved year-over-year results in many of these metrics in the second quarter of 2013, in part due to the 2,763 homes we had in backlog at February 28, 2013, a 25% increase over the previous year, which represents potential future housing revenues of $703.9 million, a 53% increase year over year.
To capitalize on the improving housing market conditions and further advance our financial and operating performance, on both a near-term and long-term basis, we intend to prioritize enhancing profitability from our home sales and accelerating revenue growth in 2013. To accomplish this, we are focused on optimizing the sales pace in each of our communities and capturing additional premiums from higher-demand floor plans, community lot locations, home exterior elevations and certain structural options, among other strategies. We are also working to contain direct construction costs, as labor and materials costs in the marketplace continue to rise, and achieve greater operating efficiencies. In addition, we anticipate that, with improved market conditions, we will see our average selling price increase, both sequentially and on a year-over-year basis, in the remaining quarters of 2013, although not at the same year-over-year rate as in the first quarter. We expect that our average selling price on homes delivered for the full year 2013 will be over $280,000, an improvement of at least 14% compared to 2012. From these planned actions and anticipated lift in our selling prices, we expect to see sequential improvement in our quarterly housing gross margin over the course of the year.

As part of our growth initiatives, we intend to open additional new home communities for sales throughout 2013, and to continue to concentrate on sales performance by maintaining or improving our per-community sales rates and generating higher selling prices where the market allows.
We also intend to continue our aggressive investment in land and land development. In the first quarter, we invested $344.9 million in land and land development, almost double the amount we invested in the fourth quarter of 2012. We expect to invest in excess of $1 billion in land acquisition and land development in 2013, depending on market conditions and available opportunities that meet our investment return and marketing standards. To support our inventory investment goals, we added to our liquidity during the first quarter by raising net proceeds of more than $330 million from the successful concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering. In March 2013, we further enhanced our financial flexibility by entering into the Credit Facility.
With the strategic actions we have taken and the improved results we have achieved through the first quarter of 2013, we believe that we are favorably situated to accomplish our top profitability and growth priorities, particularly in view of the longer-term demographic and population growth trends that we expect will continue to drive future demand for homeownership in our served markets. In particular, we believe we have a competitive advantage with our business in California, where we are the largest homebuilder based on new homes delivered. California, which accounted for nearly half of our 2012 revenues and 51% of our revenues in the first quarter of 2013, is experiencing significant demand for housing and has a relatively limited supply of homes available for sale. Based on these trends, we expect that California will continue to be a significant contributor to our performance in 2013.
The strength and durability of the present housing recovery, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic and capital, credit and financial market conditions, among other factors, and we caution that our future quarterly results could fluctuate. We expect we will be profitable for 2013 and achieve solid growth in the years ahead if and as housing markets continue to improve.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to the following: general economic, employment and business conditions; adverse market conditions, including an increased supply of unsold homes, declining home prices and greater foreclosure and short sale activity, among other things, that could negatively affect our consolidated financial statements, including due to additional impairment or land option contract abandonment charges, lower revenues and operating and other losses; conditions in the capital, credit and financial markets (including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level, including our ratio of debt to total capital, and our ability to adjust our debt level, maturity schedule and structure and to access the equity, credit, capital or other financial markets or other external financing sources, including raising capital through the public or private issuance of common stock, debt or other securities, and/or project financing, on favorable terms; our compliance with the terms and covenants of the Credit Facility; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and resale homes, including lenders and other sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; decisions by lawmakers on federal fiscal policies, including those relating to taxation and government spending; the availability and cost of land in desirable areas; our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred; legal or regulatory proceedings or claims; our ability to use/realize the net deferred tax assets we have generated; our ability to successfully implement our current and planned strategies and initiatives with respect to product, geographic and market positioning (including our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open additional new home communities for sales and sell higher-priced homes and more design options, and our operational and investment concentration in markets in California), revenue growth, asset optimization, asset activation, local field management and talent investment and overhead reduction and other cost management efforts ; consumer traffic to our new home communities and consumer interest in our product designs and offerings, particularly from higher-income consumers; cancellations and our ability to realize our backlog by converting net orders to home deliveries; our home sales and delivery performance, particularly in key markets in California; the manner in which our homebuyers are offered and whether they are able to obtain mortgage loans and mortgage banking services, including from our preferred mortgage lender, Nationstar; the performance of Nationstar as our preferred mortgage lender; the ability of Home Community Mortgage to become operational in all of our served markets as and by the time currently anticipated; information technology failures and data security breaches; and other events outside of our control. Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We enter into debt obligations primarily to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our senior notes and $230 Million Convertible Senior Notes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of February 28, 2013 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Interest Rate
2013	$—	—%
2014	75,923	5.8
2015	338,851	6.1
2016	—	—
2017	261,579	9.1
Thereafter	1,224,492	6.4
Total	$1,900,845	6.7%
Fair value at February 28, 2013	$2,107,641
For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2012.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2013.
There were no changes in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Nevada Development Contract Litigation
KB Nevada is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, LVDA agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex. KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus the Claimed Damages. KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. In addition, the court granted several of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages (now excluding any punitive damages per the court’s action) plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages.  The non-jury trial, originally set for September 2012 and then continued until January 2013, has now been further continued to October 15, 2013.
Other Matters
In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2012.
Failure to comply with the restrictions and covenants imposed by the Credit Facility could restrict future borrowing or cause any outstanding indebtedness to become immediately due and payable.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to tangible net worth, leverage, and liquidity or interest coverage. The Credit Facility is also governed by a borrowing base and includes a limitation on investments in joint ventures and non-guarantor subsidiaries. If we fail to comply with these restrictions or covenants, the participating financial institutions could terminate the Credit Facility, cause borrowings under the Credit Facility, if any, to become immediately due and payable and/or could demand that we compensate them for waiving instances of noncompliance. In addition, under certain circumstances, a default under the Credit Facility could cause a default with respect to our senior notes and result in the acceleration of the maturity of our senior notes and our inability to borrow under the Credit Facility, which would have a material adverse impact on our liquidity and on our consolidated financial statements.  Moreover, we may need to curtail our investment activities and other uses of cash to maintain compliance with the restrictions and covenants under the Credit Facility.

Item 6. Exhibits

Exhibits
4.23
Form of officers’ certificate and guarantors’ officers’ certificates establishing the form and terms of the 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated January 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.24	Form of 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated January 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.25	Form of supplemental officers’ certificate and guarantors’ officers’ certificates establishing the form and terms of the 1.375% Convertible Senior Notes due 2019.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the three months ended February 28, 2013 and February 29, 2012, (ii) Consolidated Balance Sheets as of February 28, 2013 and November 30, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	April 9, 2013	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 9, 2013	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

4.23
Form of officers’ certificate and guarantors’ officers’ certificates establishing the form and terms of the 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated January 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.24	Form of 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated January 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.25	Form of supplemental officers’ certificate and guarantors’ officers’ certificates establishing the form and terms of the 1.375% Convertible Senior Notes due 2019.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the three months ended February 28, 2013 and February 29, 2012, (ii) Consolidated Balance Sheets as of February 28, 2013 and November 30, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012, and (iv) Notes to Consolidated Financial Statements.