Form 10-Q
period 2013-05-31
KB HOME
filed 2013-07-10
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2013.
There were 83,713,479 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2013. The registrant’s grantor stock ownership trust held an additional 10,559,844 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Total revenues	$929,625	$557,410	$524,406	$302,852
Homebuilding:
Revenues	$924,604	$552,500	$521,788	$300,605
Construction and land costs	(786,263)	(484,873)	(442,998)	(253,041)
Selling, general and administrative expenses	(129,196)	(114,312)	(70,099)	(63,100)
Operating income (loss)	9,145	(46,685)	8,691	(15,536)
Interest income	436	246	232	111
Interest expense	(29,747)	(30,755)	(14,507)	(14,469)
Equity in loss of unconsolidated joint ventures	(1,002)	(315)	(567)	(243)
Homebuilding pretax loss	(21,168)	(77,509)	(6,151)	(30,137)
Financial services:
Revenues	5,021	4,910	2,618	2,247
Expenses	(1,471)	(1,528)	(636)	(693)
Equity in income (loss) of unconsolidated joint ventures	1,087	89	(4)	(53)
Financial services pretax income	4,637	3,471	1,978	1,501
Total pretax loss	(16,531)	(74,038)	(4,173)	(28,636)
Income tax benefit	1,100	4,100	1,200	4,500
Net loss	$(15,431)	$(69,938)	$(2,973)	$(24,136)
Basic and diluted loss per share	$(.19)	$(.91)	$(.04)	$(.31)
Basic and diluted average shares outstanding	81,526	77,097	83,605	77,105
Cash dividends declared per common share	$.0500	$.0875	$.0250	$.0250
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2013	November 30, 2012
Assets
Homebuilding:
Cash and cash equivalents	$538,571	$524,765
Restricted cash	42,322	42,362
Receivables	66,121	64,821
Inventories	2,029,390	1,706,571
Investments in unconsolidated joint ventures	122,800	123,674
Other assets	103,797	95,050
	2,903,001	2,557,243
Financial services	9,120	4,455
Total assets	$2,912,121	$2,561,698

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$117,804	$118,544
Accrued expenses and other liabilities	378,149	340,345
Mortgages and notes payable	1,943,275	1,722,815
	2,439,228	2,181,704
Financial services	2,077	3,188
Common stock	115,291	115,178
Paid-in capital	785,385	888,579
Retained earnings	430,682	450,292
Accumulated other comprehensive loss	(27,958)	(27,958)
Grantor stock ownership trust, at cost	(114,540)	(115,149)
Treasury stock, at cost	(718,044)	(934,136)
Total stockholders’ equity	470,816	376,806
Total liabilities and stockholders’ equity	$2,912,121	$2,561,698
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(15,431)	$(69,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	(85)	226
Distributions of earnings from unconsolidated joint ventures	1,638	—
Amortization of discounts and issuance costs	2,387	1,347
Depreciation and amortization	940	781
Loss on early extinguishment of debt	—	2,003
Stock-based compensation	2,044	3,205
Inventory impairments and land option contract abandonments	284	16,509
Changes in assets and liabilities:
Receivables	(405)	16,795
Inventories	(290,661)	(16,131)
Accounts payable, accrued expenses and other liabilities	32,210	(40,214)
Other, net	(521)	(4,464)
Net cash used in operating activities	(267,600)	(89,881)
Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	(5,651)	4,550
Purchases of property and equipment, net	(752)	(592)
Net cash provided by (used in) investing activities	(6,403)	3,958
Cash flows from financing activities:
Change in restricted cash	40	1,299
Proceeds from issuance of debt	230,000	344,831
Payment of debt issuance costs	(10,086)	(6,751)
Repayment of senior notes	—	(340,481)
Payments on mortgages and land contracts due to land sellers and other loans	(37,830)	(6,695)
Proceeds from issuance of common stock, net	109,503	—
Issuance of common stock under employee stock plans	2,106	353
Payments of cash dividends	(4,179)	(6,746)
Stock repurchases	(33)	—
Net cash provided by (used in) financing activities	289,521	(14,190)
Net increase (decrease) in cash and cash equivalents	15,518	(100,113)
Cash and cash equivalents at beginning of period	525,688	418,074
Cash and cash equivalents at end of period	$541,206	$317,961
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of May 31, 2013, the results of our consolidated operations for the three months and six months ended May 31, 2013 and 2012, and our consolidated cash flows for the six months ended May 31, 2013 and 2012. The results of our consolidated operations for the three months and six months ended May 31, 2013 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2012 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2012, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents and Restricted Cash. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $436.8 million at May 31, 2013 and $396.3 million at November 30, 2012. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted cash of $42.3 million at May 31, 2013 and $42.4 million at November 30, 2012 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (“LOC Facilities”).
Loss Per Share. Basic and diluted loss per share were calculated as follows (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Numerator:
Net loss	$(15,431)	$(69,938)	$(2,973)	$(24,136)
Denominator:
Basic and diluted average shares outstanding	81,526	77,097	83,605	77,105
Basic and diluted loss per share	$(.19)	$(.91)	$(.04)	$(.31)
All outstanding stock options were excluded from the diluted loss per share calculations for the three months and six months ended May 31, 2013 and 2012 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share. Additionally, the impact of the $230.0 million in aggregate principal amount of 1.375% convertible senior notes due 2019 (the “$230 Million Convertible Senior Notes”) that we issued in the first quarter of 2013 was excluded from the diluted loss per share calculations for the three months and six months ended May 31, 2013 because the effect would have been antidilutive.
Comprehensive Loss. Our comprehensive loss was $3.0 million for the three months ended May 31, 2013 and $24.1 million for the three months ended May 31, 2012. For the six months ended May 31, 2013 and 2012, our comprehensive losses were

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies (continued)

$15.4 million and $69.9 million, respectively. Our comprehensive losses for the three months and six months ended May 31, 2013 and 2012 were equal to our net losses for the same periods. The accumulated other comprehensive loss in our consolidated balance sheets as of May 31, 2013 and November 30, 2012 was comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation – Retirement Benefits” (“ASC 715”). Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured. ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
Revisions/Reclassifications. Effective December 1, 2012, we elected to reclassify closing cost allowances given to certain homebuyers from selling, general and administrative expenses to construction and land costs in our consolidated statements of operations. These allowances are used to cover a portion of non-recurring third-party fees, such as escrow fees, title costs, recording fees, finance processing fees, and prepaid property taxes and insurance costs that are charged to a homebuyer in connection with the closing of the sale of a home. This reclassification reduced both our housing gross profits and selling, general and administrative expenses for the three months ended May 31, 2013 and 2012 by $2.2 million and $3.3 million, respectively, which represented .4% and 1.1% of housing revenues, respectively. For the six months ended May 31, 2013 and 2012, the reclassification reduced both our housing gross profits and selling, general and administrative expenses by $4.3 million and $7.8 million, respectively, which represented .5% and 1.4% of housing revenues, respectively. The reclassification had no impact on consolidated operating income (loss) or net income (loss) amounts previously reported. All prior period amounts have been reclassified to conform to the 2013 presentation.
The format of the condensed consolidating financial statements presented in Note 19. Supplemental Guarantor Information has been revised for the periods previously reported in our annual and quarterly reports to reflect (a) the transfer of certain of our subsidiaries from non-guarantor subsidiaries to guarantor subsidiaries as a result of such subsidiaries becoming guarantor subsidiaries during the second quarter of 2013 as further discussed in Note 12. Mortgages and Notes Payable, and (b) an elective reclassification of guarantor and non-guarantor intercompany receivables and payables with corresponding offsets in the consolidating adjustments column. These intercompany receivables and payables had previously been presented on a net basis. This revised presentation of the condensed consolidating financial statements in Note 19. Supplemental Guarantor Information had no impact or effect on our consolidated financial statements for any periods presented, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

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
Stock Options. In accordance with ASC 718, we estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of our common stock and an expected term of the stock options. The following table summarizes stock option transactions for the six months ended May 31, 2013:

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Stock-Based Compensation (continued)

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	10,105,546	$21.27
Granted	—	—
Exercised	(112,586)	13.47
Cancelled	—	—
Options outstanding at end of period	9,992,960	$21.36
Options exercisable at end of period	8,431,121	$23.88
As of May 31, 2013, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 5.8 years and 5.4 years, respectively. There was $.9 million of total unrecognized compensation expense related to unvested stock option awards as of May 31, 2013. For the three months ended May 31, 2013 and 2012, stock-based compensation expense associated with stock options totaled $.4 million and $1.2 million, respectively. For the six months ended May 31, 2013 and 2012, stock-based compensation expense associated with stock options totaled $.8 million and $2.4 million, respectively. The aggregate intrinsic value of stock options outstanding was $56.6 million at May 31, 2013. The aggregate intrinsic value of stock options exercisable was $34.0 million at May 31, 2013. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock, performance-based restricted stock units (each a “PSU”) and phantom shares to various employees. We recognized total compensation expense of $.7 million for the three months ended May 31, 2013 and $.4 million for the three months ended May 31, 2012 related to restricted stock, PSUs and phantom shares. We recognized total compensation expense of $1.3 million for the six months ended May 31, 2013 and $.8 million for the six months ended May 31, 2012 related to these stock-based awards.

3.	Segment Information
As of May 31, 2013, we had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within our consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of May 31, 2013, our homebuilding reporting segments conducted ongoing operations in the following states:
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Segment Information (continued)

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
On January 21, 2013, we entered into an agreement with our current preferred mortgage lender, Nationstar Mortgage LLC (“Nationstar”), to form Home Community Mortgage, LLC (“Home Community Mortgage”), a mortgage banking company that will offer mortgage banking services to our homebuyers. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in Home Community Mortgage, with Nationstar providing management oversight of Home Community Mortgage’s operations. Nationstar will continue as our preferred mortgage lender until Home Community Mortgage begins offering mortgage banking services, which is expected in the latter part of 2013. We made initial capital contributions of $5.0 million to Home Community Mortgage during the three months ended May 31, 2013. Home Community Mortgage is accounted for as an unconsolidated joint venture within our financial services reporting segment.
Our reporting segments follow the same accounting policies used for our consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our reporting segments (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Revenues:
West Coast	$479,594	$237,884	$273,490	$132,651
Southwest	79,078	59,493	47,247	27,909
Central	226,797	168,030	120,305	87,756
Southeast	139,135	87,093	80,746	52,289
Total homebuilding revenues	924,604	552,500	521,788	300,605
Financial services	5,021	4,910	2,618	2,247
Total	$929,625	$557,410	$524,406	$302,852

Pretax income (loss):
West Coast	$37,862	$(33,454)	$28,020	$(14,694)
Southwest	841	(7,182)	1,590	(2,139)
Central	2,484	(4,138)	2,348	(631)
Southeast	(25,092)	320	(16,768)	4,579
Corporate and other (a)	(37,263)	(33,055)	(21,341)	(17,252)
Total homebuilding pretax loss	(21,168)	(77,509)	(6,151)	(30,137)
Financial services	4,637	3,471	1,978	1,501
Total	$(16,531)	$(74,038)	$(4,173)	$(28,636)

(a)Corporate and other includes corporate general and administrative expenses.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Segment Information (continued)

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(73)	$(77)	$(40)	$(32)
Southwest	(1,164)	(217)	(639)	(209)
Central	—	—	—	—
Southeast	235	(21)	112	(2)
Total	$(1,002)	$(315)	$(567)	$(243)

Inventory impairments:
West Coast	$—	$13,107	$—	$6,535
Southwest	—	2,135	—	2,135
Central	—	1,267	—	1,267
Southeast	—	—	—	—
Total	$—	$16,509	$—	$9,937

Land option contract abandonments:
West Coast	$284	$—	$284	$—
Southwest	—	—	—	—
Central	—	—	—	—
Southeast	—	—	—	—
Total	$284	$—	$284	$—

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Segment Information (continued)

	May 31, 2013	November 30, 2012
Assets:
West Coast	$1,109,993	$930,450
Southwest	351,149	319,863
Central	417,172	369,294
Southeast	401,058	341,460
Corporate and other	623,629	596,176
Total homebuilding assets	2,903,001	2,557,243
Financial services	9,120	4,455
Total	$2,912,121	$2,561,698

Investments in unconsolidated joint ventures:
West Coast	$38,763	$38,372
Southwest	74,919	75,920
Central	—	—
Southeast	9,118	9,382
Total	$122,800	$123,674

4.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Revenues
Insurance commissions	$2,790	$2,754	$1,487	$1,154
Title services	1,329	878	680	492
Marketing services fees	900	1,275	450	600
Interest income	2	3	1	1
Total	5,021	4,910	2,618	2,247
Expenses
General and administrative	(1,471)	(1,528)	(636)	(693)
Operating income	3,550	3,382	1,982	1,554
Equity in income (loss) of unconsolidated joint ventures	1,087	89	(4)	(53)
Pretax income	$4,637	$3,471	$1,978	$1,501

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Financial Services (continued)

	May 31, 2013	November 30, 2012
Assets
Cash and cash equivalents	$2,635	$923
Receivables	964	1,859
Investments in unconsolidated joint ventures	5,503	1,630
Other assets	18	43
Total assets	$9,120	$4,455
Liabilities
Accounts payable and accrued expenses	$2,077	$3,188
Total liabilities	$2,077	$3,188

5.	Inventories
Inventories consisted of the following (in thousands):

	May 31, 2013	November 30, 2012
Homes under construction	$543,858	$454,108
Land under development	851,469	567,470
Land held for future development	634,063	684,993
Total	$2,029,390	$1,706,571

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

Our interest costs are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Capitalized interest at beginning of period	$217,684	$233,461	$217,161	$234,917
Interest incurred (a)	67,911	60,020	34,489	29,609
Interest expensed (a)	(29,747)	(30,755)	(14,507)	(14,469)
Interest amortized to construction and land costs	(40,271)	(27,694)	(21,566)	(15,025)
Capitalized interest at end of period (b)	$215,577	$235,032	$215,577	$235,032

(a)	Amounts for the six months ended May 31, 2012 include a $2.0 million loss on the early extinguishment of debt.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories (continued)

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

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). We evaluated 18 and 39 communities or land parcels for recoverability during the three months ended May 31, 2013 and 2012, respectively. We evaluated 38 and 76 communities or land parcels for recoverability during the six months ended May 31, 2013 and 2012, respectively. Some of the communities or land parcels evaluated during the six months ended May 31, 2013 and 2012 were evaluated in more than one quarterly period.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. With the undiscounted future net cash flows, we also consider recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to both the six months ended May 31, 2013 and 2012, these expectations reflected our experience that notwithstanding fluctuations in our company-wide net orders, backlog levels, homes delivered and housing gross profit margin, on a year-over-year basis, market conditions for each of our assets in inventory where impairment indicators were identified have been generally stable or improved in 2012 and 2013, with no significant deterioration identified as to revenue and cost drivers that would prevent or otherwise impact recoverability. Based on this experience, and taking into account the signs of stability and improvement in many markets for new home sales, our inventory assessments as of May 31, 2013 considered an expected steady overall sales pace and average selling price performance for the remainder of 2013 relative to the generally improving pace and performance in recent quarters.
Given the inherent challenges and uncertainties in forecasting future results, our inventory assessments at the time they are made take into consideration whether a community or land parcel is active, meaning it is open for sales and/or undergoing development, or whether it is being held for future development. For active communities and land parcels, due to their short-term nature as compared to land held for future development, our inventory assessments generally assume the continuation of then-current market conditions, subject to identifying information suggesting significant sustained changes in such conditions. These assessments, at the time made, generally anticipate net orders, average selling prices, volume of homes delivered and costs to continue at or near then-current levels through the particular asset’s estimated remaining life. Inventory assessments for our land held for future development consider then-current market conditions as well as subjective forecasts regarding the timing and costs of land development and home construction and related cost inflation; the product(s) to be offered; and the net orders, volume of homes delivered, and selling prices and related price appreciation of the offered product(s) when an associated community is anticipated to open for sales. We evaluate various factors to develop these forecasts, including the availability of and demand for homes and finished lots within the relevant marketplace; historical, current and expected future sales trends for the marketplace; and third-party data, if available. These various estimates, trends, expectations and assumptions used in each of our inventory assessments are specific to each community or land parcel based on what we believe are reasonable forecasts for performance and may vary among communities or land parcels and may vary over time.
We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventory Impairments and Land Option Contract Abandonments (continued)

based on the estimated future net cash flows discounted for inherent risk associated with each such asset. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected community or land parcel and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and delivery rates. The discount rates we used were impacted by the following at the time each assessment was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset was located.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities or land parcels written down to fair value during the periods presented:

	Six Months Ended May 31,		Three Months Ended May 31,
Unobservable Input (a)	2013	2012	2013	2012
Average selling price	$—	$115,200 - $498,000	$—	$115,200 - $487,300
Deliveries per month	—	1 - 6	—	1 - 6
Discount rate	—%	17% - 20%	—%	17% - 20%

(a)
The ranges of inputs used primarily reflect the underlying variability among the various housing markets where each of the impacted communities or land parcels are located, rather than changes in prevailing market conditions.

Based on the results of our evaluations, we recognized no inventory impairment charges in the three months or six months ended May 31, 2013. In the three months ended May 31, 2012, we recognized inventory impairment charges of $9.9 million associated with five communities with a post-impairment fair value of $15.2 million. In the six months ended May 31, 2012, we recognized $16.5 million of such charges associated with seven communities with a post-impairment fair value of $27.4 million. The charges we recognized in the three months and six months ended May 31, 2012 reflected challenging economic and housing market conditions in the relevant markets at the time, and were partly due to our efforts to accelerate our return on investment in those communities. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
As of May 31, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $314.5 million, representing 44 communities and various other land parcels. As of November 30, 2012, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $307.2 million, representing 46 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized $.3 million of land option contract abandonment charges in the three months and six months ended May 31, 2013 and no such charges in the three months or six months ended May 31, 2012.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the six months ended May 31, 2013 and the year ended November 30, 2012 (in thousands):

	Fair Value
Description	Hierarchy	May 31, 2013	November 30, 2012
Long-lived assets held and used (a)	Level 3	$—	$39,851

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

We had no inventory impairment charges in the three months or six months ended May 31, 2013. During the year ended November 30, 2012, long-lived assets held and used with a carrying value of $68.0 million were written down to their fair value of $39.9 million, resulting in inventory impairment charges of $28.1 million.
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Fair Value Disclosures (continued)

		May 31, 2013		November 30, 2012
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,671,194	$1,895,795	$1,670,504	$1,831,596
Convertible senior notes due February 1, 2019 at 1.375%	Level 2	230,000	265,075	—	—
The fair values of our senior notes and $230 Million Convertible Senior Notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, restricted cash, and mortgages and land contracts due to land sellers and other loans approximate fair values.

8.	Variable Interest Entities
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at May 31, 2013 and November 30, 2012 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs and we did not have a controlling financial interest or, if they were VIEs, we were not the primary beneficiary of the VIEs.
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
In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of May 31, 2013 and November 30, 2012 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2013		November 30, 2012
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$10,323	$475,665	$8,463	$327,196
Other land option contracts and other similar contracts	12,012	232,097	17,219	298,139
	$22,335	$707,762	$25,682	$625,335
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $29.4 million at May 31,

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Variable Interest Entities (continued)

2013 and $25.4 million at November 30, 2012. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at May 31, 2013 and $.5 million at November 30, 2012 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $8.9 million at May 31, 2013 and $4.1 million at November 30, 2012.

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
With respect to our investments in unconsolidated joint ventures, our equity in loss of unconsolidated joint ventures included no impairment charges for the six months ended May 31, 2013 or the six months ended May 31, 2012.
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Revenues	$6,356	$—	$6,356	$—
Construction and land costs	(3,928)	6	(3,928)	—
Other expenses, net	(1,891)	(749)	(1,036)	(288)
Income (loss)	$537	$(743)	$1,392	$(288)
For the three months and six months ended May 31, 2013, combined revenues, construction and land costs, and income from our unconsolidated joint ventures primarily reflected land sales completed by an unconsolidated joint venture in Maryland.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Investments in Unconsolidated Joint Ventures (continued)

The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	May 31, 2013	November 30, 2012
Assets
Cash	$19,061	$29,721
Receivables	6,360	6,104
Inventories	358,371	352,791
Other assets	1,183	1,175
Total assets	$384,975	$389,791
Liabilities and equity
Accounts payable and other liabilities	$87,815	$88,027
Equity	297,160	301,764
Total liabilities and equity	$384,975	$389,791
The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	May 31, 2013	November 30, 2012
Number of investments in unconsolidated joint ventures	8	8
Investments in unconsolidated joint ventures	$122,800	$123,674
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements, and certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of our unconsolidated joint ventures had outstanding debt at May 31, 2013 or November 30, 2012.

10.	Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2013	November 30, 2012
Cash surrender value of insurance contracts	$67,634	$64,757
Debt issuance costs (a)	22,952	14,563
Property and equipment, net	7,736	7,920
Prepaid expenses	5,475	7,810
Total	$103,797	$95,050

(a)
The increase in debt issuance costs as of May 31, 2013 compared to November 30, 2012 primarily reflected the costs associated with our underwritten public issuance of the $230 Million Convertible Senior Notes during the first quarter of 2013 and our entry into a $200.0 million unsecured revolving credit facility (the “Credit Facility”) during the second quarter of 2013.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2013	November 30, 2012
Employee compensation and related benefits	$108,376	$97,189
Construction defect and other litigation liabilities	104,672	107,111
Warranty liability	53,475	47,822
Accrued interest payable	46,891	47,392
Liabilities related to inventories not owned	8,943	4,100
Real estate and business taxes	4,251	8,453
Other	51,541	28,278
Total	$378,149	$340,345

12.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	May 31, 2013	November 30, 2012
Mortgages and land contracts due to land sellers and other loans	$42,081	$52,311
Senior notes due February 1, 2014 at 5 3/4%	75,935	75,911
Senior notes due January 15, 2015 at 5 7/8%	102,038	101,999
Senior notes due June 15, 2015 at 6 1/4%	236,841	236,826
Senior notes due September 15, 2017 at 9.10%	261,732	261,430
Senior notes due June 15, 2018 at 7 1/4%	299,194	299,129
Senior notes due March 15, 2020 at 8.00%	345,454	345,209
Senior notes due September 15, 2022 at 7.50%	350,000	350,000
Convertible senior notes due February 1, 2019 at 1.375%	230,000	—
Total	$1,943,275	$1,722,815
Unsecured Revolving Credit Facility. On March 12, 2013, we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility will mature on March 12, 2016, or on September 15, 2014 if the aggregate principal amount of our senior notes that mature in 2015 is greater than $200.0 million on that date. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $300.0 million under certain conditions and the availability of additional bank commitments, as well as a sublimit of $100.0 million for the issuance of letters of credit, which may be utilized in combination with or to replace our LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either the London Interbank Offered Rate or a base rate, plus a spread that depends on our debt rating and consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .50% to .75% of the unused commitment, based on our debt rating and Leverage Ratio. As of May 31, 2013, we had no cash borrowings or letters of credit outstanding under the Credit Facility. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, the Leverage Ratio, and an interest coverage ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2013, we

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable (continued)

had $200.0 million available under the Credit Facility for cash borrowings, with up to $100.0 million available for the issuance of letters of credit.
Borrowings under the Credit Facility are required to be unconditionally guaranteed jointly and severally by certain of our subsidiaries (the “Guarantor Subsidiaries”) that meet the definition of a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X (as in effect on June 1, 1996) using a 5% rather than a 10% threshold; provided that the assets of our non-guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets. The Guarantor Subsidiaries include certain subsidiaries that previously guaranteed our senior notes and the $230 Million Convertible Senior Notes and 12 additional subsidiaries identified in our Current Report on Form 8-K dated March 12, 2013 (the “Additional Guarantors”). On March 12, 2013, the Additional Guarantors also agreed to become guarantors under the indenture governing our senior notes and the $230 Million Convertible Senior Notes and to guaranty on a senior basis the prompt payment when due of the principal of and premium, if any, and interest on debt securities issued by us pursuant to the indenture. Each of the Guarantor Subsidiaries (including the Additional Guarantors) is a wholly owned subsidiary of ours. We may also cause other subsidiaries of ours to become Guarantor Subsidiaries if we believe it to be in our or the relevant subsidiary’s best interests.
Letter of Credit Facilities. We maintain LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of both May 31, 2013 and November 30, 2012, $41.9 million of letters of credit were outstanding under our LOC Facilities. Our LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities or other similar facility arrangements with the same or other financial institutions.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2013, inventories having a carrying value of $85.7 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Senior Notes. All of our senior notes outstanding at May 31, 2013 and November 30, 2012 represent senior unsecured obligations, rank equally in right of payment with all of our existing and future indebtedness and are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. Interest on each of these senior notes is payable semi-annually. At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to the applicable redemption date.
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
Convertible Senior Notes. On January 29, 2013 and February 4, 2013, pursuant to the 2011 Shelf Registration, we issued in an underwritten public offering the $230 Million Convertible Senior Notes at 100% of the principal amount of the notes. The issuance on February 4, 2013 was made pursuant to the exercise of an option granted to the underwriters to purchase such notes to cover over-allotments. Interest on the $230 Million Convertible Senior Notes, which represent senior unsecured obligations of ours and rank equally in right of payment with all of our other senior unsecured indebtedness, is payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 2013. We will also pay interest on November 1, 2018. The $230 Million Convertible Senior Notes will mature on February 1, 2019, unless converted earlier by the holders, at their option, or redeemed by us, or purchased by us at the option of the holders following the occurrence of a fundamental change, as defined in the instruments governing the $230 Million Convertible Senior Notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable (continued)

At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their $230 Million Convertible Senior Notes. The $230 Million Convertible Senior Notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share and a conversion premium of approximately 47% based on the closing price of our common stock on January 29, 2013, which was $18.62 per share. This initial conversion rate equates to 8,401,831 shares of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including: subdivisions and combinations of our common stock; the issuance to all or substantially all holders of our common stock of stock dividends, or certain rights, options or warrants, capital stock, indebtedness, assets or cash dividends; and certain issuer tender or exchange offers. The conversion rate will not, however, be adjusted for other events, such as a third party tender or exchange offer or an issuance of common stock for cash or an acquisition, that may adversely affect the trading price of the notes or our common stock. On conversion, holders of the $230 Million Convertible Senior Notes will not be entitled to receive cash in lieu of shares of our common stock, except for cash in lieu of fractional shares.
We may not redeem the $230 Million Convertible Senior Notes prior to November 6, 2018. On or after November 6, 2018, and prior to the stated maturity date, we may at our option redeem all or part of the $230 Million Convertible Senior Notes for a cash price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to, but not including, the redemption date. If a fundamental change, as defined in the instruments governing the $230 Million Convertible Notes, occurs prior to the stated maturity date, the holders may require us to purchase for cash all or any portion of their $230 Million Convertible Senior Notes at 100% of the principal amount of the notes, plus accrued and unpaid interest, to, but not including, the fundamental change purchase date.
The $230 Million Convertible Senior Notes are fully and unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries. In the six months ended May 31, 2013, we used most of the $222.7 million in total net proceeds from the issuance of the $230 Million Convertible Senior Notes together with most of the total net proceeds from a concurrent underwritten public offering of our common stock, which is described in Note 15. Stockholders’ Equity, for general corporate purposes, including for land acquisition and land development. The remainder of such net proceeds is expected to be used in future periods for such purposes.
The indenture governing the senior notes and the $230 Million Convertible Senior Notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing the $265.0 million in aggregate principal amount of 9.10% senior notes due 2017 (the “$265 Million Senior Notes”), the $350 Million 8.00% Senior Notes, the $350.0 million in aggregate principal amount of 7.50% senior notes due 2022 (the “$350 Million 7.50% Senior Notes”), and the $230 Million Convertible Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.
As of May 31, 2013, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the $230 Million Convertible Senior Notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depends in part on our ability to remain in such compliance.
Principal payments on the senior notes, the $230 Million Convertible Senior Notes, the mortgages and land contracts due to land sellers and other loans are due as follows: 2013 – $28.2 million; 2014 – $85.1 million; 2015 – $342.3 million; 2016 – $1.3 million; 2017 – $261.7 million; and thereafter – $1.22 billion.

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

market and state law, and a warranty of one year for other components of the home. Our limited warranty program is ordinarily how we respond to and account for homeowners’ requests to local division offices seeking repairs, including claims where we could have liability under applicable state statutes or tort law for a defective condition in or damages to a home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on our actual warranty costs in future periods and such amounts could differ from our current estimates.
The changes in our warranty liability are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Balance at beginning of period	$47,822	$67,693	$43,333	$64,607
Warranties issued	6,319	2,973	3,553	1,656
Payments	(18,213)	(8,703)	(9,284)	(4,267)
Adjustments	17,547	(11,097)	15,873	(11,130)
Balance at end of period	$53,475	$50,866	$53,475	$50,866

Central and Southwest Florida Claims. During 2012, we received claims from homeowners in certain of our communities in central and southwest Florida that primarily involved framing, stucco, roofing and/or sealant matters on homes we delivered between 2003 and 2009, many of which have resulted in water intrusion-related issues. While we initially believed these issues were isolated, after additional investigation we determined in the fourth quarter of 2012 that more homes and communities may have been affected. In 2013, we have continued our investigations in an effort to identify the scope of the issues, to carefully and fully understand the causes and to address them as quickly and completely as possible. During the six months ended May 31, 2013, through our continued efforts to identify, examine and repair homes that may have been impacted by these issues, the number of identified affected homes and our estimate of the total repair costs associated with those homes were revised upward. However, due to the range and varied and complex nature of the water intrusion-related issues we encountered, prior to the second quarter of 2013, we were unable to estimate the number of affected homes likely to be identified in the future and the repair costs associated with those homes. As our assessment process progressed during the three months ended May 31, 2013, we believed we had accumulated an adequate understanding of and experience with these water intrusion-related issues to be able to estimate the number of homes that are likely to be identified and the probable repair costs associated with such homes, in addition to revising our estimate of the repair costs associated with homes already identified. Based on the status of our investigations and repair efforts, our overall warranty liability at May 31, 2013 included $27.8 million for estimated remaining repair costs associated with homes in central and southwest Florida that have been identified as having water intrusion-related issues and estimated repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future. This amount reflects a culmination of the progressive investigation process we have conducted for this matter over the past several months and we believe it encompasses the full scope and the probable overall cost of the repair effort before insurance and other recoveries.
As of May 31, 2013, we had identified a total of 1,140 affected homes requiring more than minor repairs and resolved repairs on 297 of them. During the six months ended May 31, 2013, we paid $11.4 million to repair such homes. As of May 31, 2013, we had paid $15.4 million of the total estimated repair costs of $43.2 million associated with the affected homes that have been identified and the homes that we believe are likely to be identified. Approximately half of the total estimated repair costs as of May 31, 2013 related to two attached-home communities. We consider warranty-related repairs for homes to be

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Commitments and Contingencies (continued)

resolved when all repairs are complete and all repair costs are fully paid. We anticipate resolving repairs on homes affected by the water intrusion-related issues by mid-2014.
As discussed below, due to the increased scope of these water-intrusion issues, we recorded charges, net of estimated probable recoveries, during the first and second quarters of 2013 to increase our overall warranty liability for all of our previously delivered homes that are covered under our limited warranty, including the homes in central and southwest Florida identified as having water intrusion-related issues. In addition to reflecting the remaining estimated repair costs associated with homes in central and southwest Florida that have been identified as having water intrusion-related issues, the charge recorded in the second quarter of 2013 included estimated repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future. Our investigations and repair efforts in central and southwest Florida remain ongoing. While we have been able to make a determination of the probable overall cost of the repair effort, depending on the number of additional affected homes that are identified and the actual costs we incur to repair identified affected homes in future periods, we may revise the estimated amount of our liability with respect to this matter, which could result in an increase or decrease in our overall warranty liability.
As of May 31, 2013, based on our investigation into the central and southwest Florida water intrusion-related issues, we believe it is probable that we will recover a portion of our total estimated repair costs associated with affected homes from various sources, including subcontractors involved with the original construction of the homes and their insurers. Our investigation into the water intrusion-related issues, including the process of determining potentially responsible parties and our efforts to obtain recoveries, are ongoing, and as a result, our estimate of probable recoveries may change as additional information is obtained.
Other Claims. With respect to potential recoveries on claims regarding other homes previously delivered, we have tendered claims with responsible liability insurance carriers, seeking reimbursement of costs we have incurred to make repairs and to handle claims. We intend to continue to undertake efforts, including legal proceedings, to obtain reimbursement from various sources, including subcontractors, suppliers and their insurers, for the costs we have incurred or expect to incur to investigate and complete repairs and to defend ourselves in litigation. We have not recorded any amounts for potential future recoveries as of May 31, 2013 related to these claims regarding other homes previously delivered.
Global Settlement Regarding Allegedly Defective Drywall Material. As of May 31, 2013, we were a defendant in eight lawsuits relating to allegedly defective drywall manufactured in China. Seven of the lawsuits are “omnibus” class actions purportedly filed on behalf of numerous homeowners asserting claims for damages against drywall manufacturers, homebuilders and other parties in the supply chain of the allegedly defective drywall material. We are also a defendant in one lawsuit brought in Florida state court by individual homeowners. On February 7, 2013, a final global settlement of claims relating to the allegedly defective drywall material, including the seven omnibus class actions in which we were named as a defendant, was approved by the federal court judge overseeing a multidistrict litigation case — In re: Chinese Manufactured Drywall Products Liability Litigation (MDL-2047). Except as noted below, the global settlement resolved all current claims against us, including the seven omnibus class actions in which we were named as a defendant, and bars any future claims against all participating defendants, including us.  Our total obligation as a participating defendant under the global settlement was $.3 million, which we paid on March 25, 2013.  We also expect to receive certain amounts under the global settlement in 2013 based on repairs we made to homes of certain settlement class members. The plaintiffs in the Florida state court case opted out of the global settlement, and we will defend that case.  While the ultimate outcome of that case is uncertain, based on the current status of the proceedings, we do not believe the outcome will be material to our consolidated financial statements.
Overall Warranty Liability Assessment. In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty, which would include any such homes in central and southwest Florida that have been identified as having water intrusion-related issues and similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future. During the three months ended May 31, 2013, based on our assessment of our overall warranty liability, we recorded an adjustment to increase our overall warranty liability by $15.9 million with a corresponding charge to construction and land costs in our consolidated statement of operations. This adjustment reflects our most recent estimate of remaining repair costs associated with homes in central and southwest Florida that have been identified as having water intrusion-related issues and our estimate of repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future, net of an increase in the estimated probable recoveries of such repair costs. As noted above,

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Commitments and Contingencies (continued)

prior to the three months ended May 31, 2013, we were unable to estimate the repair costs associated with affected homes in central and southwest Florida that are likely to be identified in the future. For the six months ended May 31, 2013, we recorded adjustments to increase our warranty liability by $17.5 million with a corresponding charge to construction and land costs in our consolidated statements of operations. These adjustments were comprised of increases in our estimated warranty costs, net of estimated probable recoveries of repair costs and other adjustments.
Depending on the number of additional homes in central and southwest Florida that are identified as having water intrusion-related issues, and the actual costs we incur in future periods to repair homes identified and homes that will be identified, and/or homes affected by other issues, including costs to provide affected homeowners with temporary housing, we may revise the amount of our estimated liability, which could result in an increase or decrease in our overall warranty liability. However, based on our investigations of the water intrusion-related issues in central and southwest Florida conducted since the end of the second quarter of 2013 through to the date of this report, we believe that our warranty liability is adequate to cover the estimated total repair costs on these affected homes and on homes affected by other issues.
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
Insurance. We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. In Arizona, California, Colorado and Nevada, our subcontractors’ general liability insurance primarily takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. Enrolled subcontractors contribute toward the cost of the insurance and agree to pay a contractual amount in the future in the event of a claim related to their work. For those enrolled subcontractors, we absorb their general liability associated with the work performed on our homes within the applicable projects as part of our overall general liability insurance and our self insurance through our captive insurance subsidiary.
We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and include an estimate of claims incurred but not yet reported. Our estimated liabilities for such items were $90.6 million at May 31, 2013 and $93.3 million at November 30, 2012. These amounts are included in accrued expenses and other liabilities in our consolidated balance sheets. Our expenses associated with self-insurance totaled $1.6 million for the three months ended May 31, 2013 and $2.3 million for the three months ended May 31, 2012. For the six months ended May 31, 2013 and 2012, our expenses associated with self-insurance totaled $3.4 million and $4.6 million, respectively. These expenses were largely offset by contributions from subcontractors participating in the wrap-up policy.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2013, we had $289.7 million of performance bonds and $41.9 million of letters of credit outstanding. At November 30, 2012, we had $286.1 million of performance bonds and $41.9 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Commitments and Contingencies (continued)

Land Option Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2013, we had total deposits of $22.4 million, comprised of $22.3 million of cash deposits and $.1 million of letters of credit, to purchase land having an aggregate purchase price of $707.8 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

14.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (the “Claimed Damages”). KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. At a November 19, 2012 hearing, the court denied all of the consolidated plaintiffs’ motions for summary judgment on their claims. In addition, the court granted several of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiff’s claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages (now excluding any punitive damages per the court’s action) plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages. The non-jury trial, originally set for September 2012 and then continued until January 2013, is now set for October 15, 2013.
Southern California Project Development Case. On December 27, 2011, the jury in a case entitled Estancia Coastal, LLC v. KB HOME Coastal Inc. et al. returned a verdict against KB HOME Coastal Inc., a wholly owned subsidiary, and us for $9.8 million, excluding legal fees and interest. The case related to a land option contract and a construction agreement between KB HOME Coastal Inc. and the plaintiff. Based on pre-trial analysis, the verdict was not expected, and we and KB HOME Coastal Inc. jointly filed a motion for judgment notwithstanding the verdict and a motion for a new trial, which were heard on May 18, 2012. On May 23, 2012, the trial court denied the motions and on June 4, 2012 entered a judgment in favor of the plaintiff in the amount of $9.2 million plus pre-judgment interest of approximately $.9 million. The judgment entered reflects an earlier payment by us to the plaintiff of a portion of the jury’s award and does not include legal fees and costs and post-judgment interest. We had established an accrual for this matter based on our pre-judgment estimate of the probable loss. However, as a result of the trial court’s decision and probable legal fees and costs award, we recorded a charge of $8.8 million in the second quarter of 2012 to increase the accrual for this matter to $11.7 million. On September 14, 2012, following a hearing, the trial court awarded legal fees and costs to the plaintiff of approximately $1.4 million. In the first and second quarters of 2013, we recorded charges of $.6 million and $.2 million, respectively, to reflect additional post-judgment interest. The charges recorded in 2013 and 2012 were included in selling, general and administrative expenses in our consolidated statements of operations for the applicable periods. In the second quarter of 2013, we also made a partial payment of $3.0 million, which reduced our accrual for this matter to approximately $9.5 million at May 31, 2013. Our accrual at May 31, 2013 reflects our view of the probable outcome based on the current state of the judgment in the matter. However, we and KB HOME Coastal Inc. have appealed the entry of judgment.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Legal Matters (continued)

already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

15.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended May 31, 2013
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2012	$115,178	$888,579	$450,292	$(27,958)	$(115,149)	$(934,136)	$376,806
Net loss	—	—	(15,431)	—	—	—	(15,431)
Dividends on common stock	—	—	(4,179)	—	—	—	(4,179)
Employee stock options/other	113	1,404	—	—	—	—	1,517
Restricted stock awards	—	(325)	—	—	325	—	—
Restricted stock amortization	—	1,257	—	—	—	—	1,257
Stock-based compensation	—	787	—	—	—	—	787
Issuance of common stock	—	(106,622)	—	—	—	216,125	109,503
Grantor stock ownership trust	—	305	—	—	284	—	589
Stock repurchases	—	—	—	—	—	(33)	(33)
Balance at May 31, 2013	$115,291	$785,385	$430,682	$(27,958)	$(114,540)	$(718,044)	$470,816

	Six Months Ended May 31, 2012
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2011	$115,171	$884,190	$519,844	$(26,152)	$(118,059)	$(932,337)	$442,657
Net loss	—	—	(69,938)	—	—	—	(69,938)
Dividends on common stock	—	—	(6,746)	—	—	—	(6,746)
Restricted stock amortization	—	821	—	—	—	—	821
Stock-based compensation	—	2,384	—	—	—	—	2,384
Grantor stock ownership trust	—	(133)	—	—	486	—	353
Balance at May 31, 2012	$115,171	$887,262	$443,160	$(26,152)	$(117,573)	$(932,337)	$369,531

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Stockholders’ Equity (continued)

On January 29, 2013, pursuant to the 2011 Shelf Registration, we issued 6,325,000 shares of our common stock, par value $1.00 per share, in an underwritten public offering at a price of $18.25 per share (the “Common Stock Offering”). We used 6,325,000 shares of treasury stock for the issuance and received net proceeds of $109.5 million after underwriting discounts, commissions and transaction expenses.
In connection with the issuance of the $230 Million Convertible Senior Notes, which is discussed in Note 12. Mortgages and Notes Payable, we established a common stock reserve account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the $230 Million Convertible Senior Notes based on the terms of the instruments governing these notes. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at May 31, 2013.  The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing the $230 Million Convertible Notes.
As of May 31, 2013, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the six months ended May 31, 2013. We have not repurchased shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
During the three months ended May 31, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on May 16, 2013 to stockholders of record on May 2, 2013. During the three months ended February 28, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 21, 2013 to stockholders of record on February 7, 2013. A cash dividend of $.0250 per share of common stock was declared and paid during the three months ended May 31, 2012, and a cash dividend of $.0625 per share of common stock was declared and paid during the three months ended February 29, 2012.

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

comprehensive income in financial statements. For public entities, the amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. Our adoption of this guidance, which is related to disclosure only, as of May 31, 2013 did not have a material impact on our consolidated financial statements.

17.	Income Taxes
Our income tax benefit totaled $1.2 million for the three months ended May 31, 2013 and $4.5 million for the three months ended May 31, 2012. For the six months ended May 31, 2013, our income tax benefit totaled $1.1 million, compared to $4.1 million for the six months ended May 31, 2012. The income tax benefit for the three months and six months ended May 31, 2013 primarily reflected the resolution of a state tax audit in the second quarter of 2013, which resulted in a refund receivable of $1.4 million. The income tax benefits recognized for the three months and six months ended May 31, 2012 primarily resulted from a $4.1 million state income tax refund received in the second quarter of 2012 in connection with the resolution of a state tax audit. Due to the effects of our deferred tax asset valuation allowance and changes in our unrecognized tax benefits, our effective tax rates for the three months and six months ended May 31, 2013 and May 31, 2012 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.
In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. We increased our deferred tax asset valuation allowance by $.3 million during the three months ended May 31, 2013 and reduced our deferred tax asset valuation allowance by $.4 million during the six months ended May 31, 2013 to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards in those periods. For the three months and six months ended May 31, 2012, we recorded valuation allowances of $9.7 million and $28.0 million, respectively, against the net deferred tax assets generated from the losses for those periods.
We had no net deferred tax assets at May 31, 2013 or November 30, 2012 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $879.7 million at May 31, 2013 from $880.1 million at November 30, 2012, reflecting the $.4 million valuation allowance adjustment recorded during the six months ended May 31, 2013.
During the three months and six months ended May 31, 2013, our total gross unrecognized tax benefits increased by $.1 million. The total amount of gross unrecognized tax benefits, including interest and penalties, that would affect the effective tax rate was $1.3 million as of May 31, 2013. We anticipate that total unrecognized tax benefits will decrease by an amount ranging from $.4 million to $1.3 million during the twelve months from this reporting date due to various state tax filings associated with the resolution of a federal tax audit.
The benefits of our net operating losses (“NOL”), built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of May 31, 2013, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows (continued)

	Six Months Ended May 31,
	2013	2012
Summary of cash and cash equivalents at end of period:
Homebuilding	$538,571	$314,258
Financial services	2,635	3,703
Total	$541,206	$317,961

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$30,246	$28,711
Income taxes paid	542	647
Income taxes refunded	61	4,376

Supplemental disclosures of noncash activities:
Increase (decrease) in consolidated inventories not owned	$4,842	$(3,611)
Cost of inventories acquired through seller financing	27,600	—

19.	Supplemental Guarantor Information
Our obligations to pay principal, premium, if any, and interest under our senior notes and the $230 Million Convertible Senior Notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. Pursuant to the terms of the indenture governing our senior notes and the $230 Million Convertible Senior Notes, and the terms of the Credit Facility, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X (as in effect on June 1, 1996) using a 5% rather than a 10% threshold (provided that the assets of our non-guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets), it will be automatically and unconditionally released and discharged from its guaranty of our senior notes, the $230 Million Convertible Senior Notes and the Credit Facility so long as all guarantees by such Guarantor Subsidiary of any other of our or our subsidiaries’ indebtedness are terminated at or prior to the time of such release. We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of May 31, 2013 and the revisions/reclassifications discussed in Note 1. Basis of Presentation and Significant Accounting Policies.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statement of Operations
Six Months Ended May 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$826,912	$102,713	$—	$929,625
Homebuilding:
Revenues	$—	$826,912	$97,692	$—	$924,604
Construction and land costs	—	(702,036)	(84,227)	—	(786,263)
Selling, general and administrative expenses	(34,152)	(79,126)	(15,918)	—	(129,196)
Operating income (loss)	(34,152)	45,750	(2,453)	—	9,145
Interest income	429	2	5	—	436
Interest expense	29,607	(56,866)	(2,488)	—	(29,747)
Equity in loss of unconsolidated joint ventures	—	(999)	(3)	—	(1,002)
Homebuilding pretax loss	(4,116)	(12,113)	(4,939)	—	(21,168)
Financial services pretax income	—	—	4,637	—	4,637
Total pretax loss	(4,116)	(12,113)	(302)	—	(16,531)
Income tax benefit	300	800	—	—	1,100
Equity in net loss of subsidiaries	(11,615)	—	—	11,615	—
Net loss	$(15,431)	$(11,313)	$(302)	$11,615	$(15,431)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Revised Condensed Consolidated Statement of Operations
Six Months Ended May 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$489,192	$68,218	$—	$557,410
Homebuilding:
Revenues	$—	$489,192	$63,308	$—	$552,500
Construction and land costs	—	(435,800)	(49,073)	—	(484,873)
Selling, general and administrative expenses	(28,934)	(66,468)	(18,910)	—	(114,312)
Operating loss	(28,934)	(13,076)	(4,675)	—	(46,685)
Interest income	225	4	17	—	246
Interest expense	30,930	(59,194)	(2,491)	—	(30,755)
Equity in loss of unconsolidated joint ventures	—	(313)	(2)	—	(315)
Homebuilding pretax income (loss)	2,221	(72,579)	(7,151)	—	(77,509)
Financial services pretax income	—	—	3,471	—	3,471
Total pretax income (loss)	2,221	(72,579)	(3,680)	—	(74,038)
Income tax benefit (expense)	(100)	4,100	100	—	4,100
Equity in net loss of subsidiaries	(72,059)	—	—	72,059	—
Net loss	$(69,938)	$(68,479)	$(3,580)	$72,059	$(69,938)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statement of Operations
Three Months Ended May 31, 2013 (in thousands):

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$465,388	$59,018	$—	$524,406
Homebuilding:
Revenues	$—	$465,388	$56,400	$—	$521,788
Construction and land costs	—	(394,639)	(48,359)	—	(442,998)
Selling, general and administrative expenses	(19,329)	(42,462)	(8,308)	—	(70,099)
Operating income (loss)	(19,329)	28,287	(267)	—	8,691
Interest income	228	2	2	—	232
Interest expense	16,098	(28,823)	(1,782)	—	(14,507)
Equity in loss of unconsolidated joint ventures	—	(564)	(3)	—	(567)
Homebuilding pretax loss	(3,003)	(1,098)	(2,050)	—	(6,151)
Financial services pretax income	—	—	1,978	—	1,978
Total pretax loss	(3,003)	(1,098)	(72)	—	(4,173)
Income tax benefit	1,000	200	—	—	1,200
Equity in net loss of subsidiaries	(970)	—	—	970	—
Net loss	$(2,973)	$(898)	$(72)	$970	$(2,973)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Revised Condensed Consolidated Statement of Operations
Three Months Ended May 31, 2012 (in thousands):

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$265,273	$37,579	$—	$302,852
Homebuilding:
Revenues	$—	$265,273	$35,332	$—	$300,605
Construction and land costs	—	(224,404)	(28,637)	—	(253,041)
Selling, general and administrative expenses	(14,934)	(41,384)	(6,782)	—	(63,100)
Operating loss	(14,934)	(515)	(87)	—	(15,536)
Interest income	100	3	8	—	111
Interest expense	16,810	(29,408)	(1,871)	—	(14,469)
Equity in loss of unconsolidated joint ventures	—	(241)	(2)	—	(243)
Homebuilding pretax income (loss)	1,976	(30,161)	(1,952)	—	(30,137)
Financial services pretax income	—	—	1,501	—	1,501
Total pretax income (loss)	1,976	(30,161)	(451)	—	(28,636)
Income tax benefit (expense)	(200)	4,600	100	—	4,500
Equity in net loss of subsidiaries	(25,912)	—	—	25,912	—
Net loss	$(24,136)	$(25,561)	$(351)	$25,912	$(24,136)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Balance Sheet
May 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$480,655	$49,436	$8,480	$—	$538,571
Restricted cash	42,322	—	—	—	42,322
Receivables	69	64,577	1,475	—	66,121
Inventories	—	1,849,657	179,733	—	2,029,390
Investments in unconsolidated joint ventures	—	120,300	2,500	—	122,800
Other assets	94,314	8,464	1,019	—	103,797
	617,360	2,092,434	193,207	—	2,903,001
Financial services	—	—	9,120	—	9,120
Intercompany receivables	1,853,125	—	—	(1,853,125)	—
Investments in subsidiaries	17,545	—	—	(17,545)	—
Total assets	$2,488,030	$2,092,434	$202,327	$(1,870,670)	$2,912,121
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$141,130	$230,218	$124,605	$—	$495,953
Mortgages and notes payable	1,876,084	67,191	—	—	1,943,275
	2,017,214	297,409	124,605	—	2,439,228
Financial services	—	—	2,077	—	2,077
Intercompany payables	—	1,795,025	58,100	(1,853,125)	—
Stockholders’ equity	470,816	—	17,545	(17,545)	470,816
Total liabilities and stockholders’ equity	$2,488,030	$2,092,434	$202,327	$(1,870,670)	$2,912,121

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Revised Condensed Consolidated Balance Sheet
November 30, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$457,007	$52,933	$14,825	$—	$524,765
Restricted cash	42,362	—	—	—	42,362
Receivables	121	63,600	1,100	—	64,821
Inventories	—	1,572,999	133,572	—	1,706,571
Investments in unconsolidated joint ventures	—	114,292	9,382	—	123,674
Other assets	85,901	15,638	(6,489)	—	95,050
	585,391	1,819,462	152,390	—	2,557,243
Financial services	—	—	4,455	—	4,455
Intercompany receivables	1,559,712	—	—	(1,559,712)	—
Investments in subsidiaries	11,411	—	—	(11,411)	—
Total assets	$2,156,514	$1,819,462	$156,845	$(1,571,123)	$2,561,698
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$134,314	$207,641	$116,934	$—	$458,889
Mortgages and notes payable	1,645,394	77,421	—	—	1,722,815
	1,779,708	285,062	116,934	—	2,181,704
Financial services	—	—	3,188	—	3,188
Intercompany payables	—	1,534,400	25,312	(1,559,712)	—
Stockholders’ equity	376,806	—	11,411	(11,411)	376,806
Total liabilities and stockholders’ equity	$2,156,514	$1,819,462	$156,845	$(1,571,123)	$2,561,698

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statement of Cash Flows
Six Months Ended May 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(15,431)	$(11,313)	$(302)	$11,615	$(15,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	999	(1,084)	—	(85)
Land option contract abandonments	—	284	—	—	284
Changes in assets and liabilities:
Receivables	52	(977)	520	—	(405)
Inventories	—	(249,342)	(41,319)	—	(290,661)
Accounts payable, accrued expenses and other liabilities	6,816	22,577	2,817	—	32,210
Other, net	4,473	1,341	674	—	6,488
Net cash used in operating activities	(4,090)	(236,431)	(38,694)	11,615	(267,600)

Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(659)	(4,992)	—	(5,651)
Purchases of property and equipment, net	(166)	(517)	(69)	—	(752)
Net cash used in investing activities	(166)	(1,176)	(5,061)	—	(6,403)

Cash flows from financing activities:
Change in restricted cash	40	—	—	—	40
Proceeds from issuance of debt	230,000	—	—	—	230,000
Payment of debt issuance costs	(10,086)	—	—	—	(10,086)
Payments on mortgages and land contracts due to land sellers and other loans	—	(37,830)	—	—	(37,830)
Proceeds from issuance of common stock, net	109,503	—	—	—	109,503
Issuance of common stock under employee stock plans	2,106	—	—	—	2,106
Payments of cash dividends	(4,179)	—	—	—	(4,179)
Stock repurchases	(33)	—	—	—	(33)
Intercompany	(299,447)	271,940	39,122	(11,615)	—
Net cash provided by financing activities	27,904	234,110	39,122	(11,615)	289,521
Net increase (decrease) in cash and cash equivalents	23,648	(3,497)	(4,633)	—	15,518
Cash and cash equivalents at beginning of period	457,007	52,933	15,748	—	525,688
Cash and cash equivalents at end of period	$480,655	$49,436	$11,115	$—	$541,206

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Revised Condensed Consolidated Statement of Cash Flows
Six Months Ended May 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(69,938)	$(68,479)	$(3,580)	$72,059	$(69,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	313	(87)	—	226
Inventory impairments	—	11,764	4,745	—	16,509
Changes in assets and liabilities:
Receivables	(98)	(2,605)	19,498	—	16,795
Inventories	—	1,287	(17,418)	—	(16,131)
Accounts payable, accrued expenses and other liabilities	(4,198)	(23,587)	(12,429)	—	(40,214)
Other, net	(499)	372	2,999	—	2,872
Net cash used in operating activities	(74,733)	(80,935)	(6,272)	72,059	(89,881)

Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	—	4,552	(2)	—	4,550
Sales (purchases) of property and equipment, net	(53)	(550)	11	—	(592)
Net cash provided by (used in) investing activities	(53)	4,002	9	—	3,958

Cash flows from financing activities:
Change in restricted cash	1,293	6	—	—	1,299
Proceeds from issuance of debt	344,831	—	—	—	344,831
Payment of debt issuance costs	(6,751)	—	—	—	(6,751)
Repayment of senior notes	(340,481)	—	—	—	(340,481)
Payments on mortgages and land contracts due to land sellers and other loans	—	(6,695)	—	—	(6,695)
Issuance of common stock under employee stock plans	353	—	—	—	353
Payments of cash dividends	(6,746)	—	—	—	(6,746)
Intercompany	14,642	62,739	(5,322)	(72,059)	—
Net cash provided by (used in) financing activities	7,141	56,050	(5,322)	(72,059)	(14,190)
Net decrease in cash and cash equivalents	(67,645)	(20,883)	(11,585)	—	(100,113)
Cash and cash equivalents at beginning of period	340,957	46,375	30,742	—	418,074
Cash and cash equivalents at end of period	$273,312	$25,492	$19,157	$—	$317,961

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,		Variance
	2013	2012	2013	2012	Six Months	Three Months
Revenues:
Homebuilding	$924,604	$552,500	$521,788	$300,605	67%	74%
Financial services	5,021	4,910	2,618	2,247	2	17
Total	$929,625	$557,410	$524,406	$302,852	67%	73%
Pretax income (loss):
Homebuilding	$(21,168)	$(77,509)	$(6,151)	$(30,137)	73%	80%
Financial services	4,637	3,471	1,978	1,501	34	32
Total pretax loss	(16,531)	(74,038)	(4,173)	(28,636)	78	85
Income tax benefit	1,100	4,100	1,200	4,500	(73)	(73)
Net loss	$(15,431)	$(69,938)	$(2,973)	$(24,136)	78%	88%
Basic and diluted loss per share	$(.19)	$(.91)	$(.04)	$(.31)	79%	87%
Conditions in housing markets across the country continued to improve during the six months ended May 31, 2013, driven by a growing demand for homes and a tightening supply of homes available for sale. Housing demand was fueled primarily by high housing affordability, largely due to relatively low mortgage interest rates, and positive consumer confidence. Inventories of unsold homes, meanwhile, are at historically low levels in many areas. Although the performance of housing markets remains varied, we are encouraged by the healthier environment for homebuilding as compared to a year ago, and believe there will be sustained progress from steady demand and constrained supply through the remainder of 2013 and into 2014.
In the three months and six months ended May 31, 2013, we generated meaningful improvement in most of our financial and operational metrics primarily due to our efforts over the past few years to orient our homebuilding activities and investments toward higher-performing, desirable locations in land-constrained growth markets, to refine our products to meet consumer preferences and to execute on related profitability and growth strategies, as well as the strengthening housing markets. We ended the 2013 second quarter with potential future housing revenues in backlog up 19% and the number of homes in backlog up 6%, in each case from a year ago. The overall value of our second quarter net orders was $639.6 million, up 27% from the year-earlier quarter, reflecting an increase in net orders and a higher average selling price. Our net orders in the second quarter of 2013 increased 6% from the corresponding quarter of 2012. Our year-over-year net order growth for the current quarter moderated from the year-over-year net order growth of 40% we posted in the first quarter of 2013, as we increased our emphasis on optimizing the selling prices of our homes and our housing gross margins to maximize returns on our land assets. During the 2013 second quarter, we also saw favorable year-over-year performance in the number of homes delivered; revenues; adjusted housing gross profit margin; selling, general and administrative expenses as a percentage of housing revenues; and operating income.
Since 2013 began, we have taken a number of steps to further strengthen our business and to support our ongoing community positioning and related profitability and growth strategies. We raised total net proceeds of $332.2 million through the concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering; entered into the Credit Facility; invested $574.7 million in land and land development; and formed a mortgage banking company in partnership with Nationstar to offer mortgage banking services to our homebuyers, as further discussed below.

Three Months Ended May 31, 2013

•
Revenues. Total revenues of $524.4 million for the three months ended May 31, 2013 increased 73% from $302.9 million for the three months ended May 31, 2012, primarily due to higher homebuilding revenues, which were generated entirely from housing operations. Housing revenues rose 74% to $521.8 million for the second quarter of 2013 from $300.6 million for the year-earlier quarter, reflecting increases in the number of homes delivered and average selling prices across all of our homebuilding reporting segments. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. Our total revenues included financial services revenues of $2.6 million for the three months ended May 31, 2013 and $2.2 million for the three months ended May 31, 2012.

◦
Homes Delivered. We delivered 1,797 homes in the second quarter of 2013, up 39% from 1,290 homes delivered in the year-earlier quarter. This increase was largely due to our relatively higher backlog level at the beginning of the current quarter, which was up 25% on a year-over-year basis, and an improvement in our backlog conversion ratio to 65% in the current quarter from 59% in the year-earlier quarter. Our higher beginning backlog level primarily reflected the strategic positioning of our communities in markets and submarkets where demand is relatively stronger. We use the term “backlog conversion ratio” in this discussion and analysis to refer to the number of homes delivered for a period divided by the number of homes in backlog at the beginning of the period.

◦
Average Selling Price. Our overall average selling price of homes delivered increased 25% to $290,400 in the second quarter of 2013 from $233,000 in the year-earlier quarter. This increase reflected our strategic community positioning efforts, with more of our served markets and submarkets generally featuring buyers with higher household incomes who choose larger home sizes and spend more on design options and features at our KB Home Studios; a shift in mix with a higher proportion of homes delivered from our West Coast homebuilding reporting segment; our increased emphasis on pricing discipline to drive profitability; and general market increases in home prices.

•
Operating Income (Loss). Our homebuilding operations generated operating income of $8.7 million for the three months ended May 31, 2013, an improvement of $24.2 million from the operating loss of $15.5 million posted for the three months ended May 31, 2012. The year-over-year improvement reflected higher housing gross profits, partly offset by higher selling, general and administrative expenses in the second quarter of 2013.

◦
Housing Gross Profits. Housing gross profits of $78.8 million for the three months ended May 31, 2013 increased by $31.2 million from $47.6 million for the year-earlier period. Our housing gross profit margin was 15.1% in the current quarter, compared to 15.8% in the second quarter of 2012. Our housing gross profit margin for the three months ended May 31, 2013 included a net charge of $15.9 million associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, and land option contract abandonment charges of $.3 million. In the second quarter of 2012, our housing gross profit margin included favorable warranty adjustments of $11.2 million and insurance recoveries of $10.0 million, which were partially offset by $9.9 million of inventory impairment charges. Our adjusted housing gross profit margin, which excludes the above-mentioned charges and items for 2013 and 2012, improved by 610 basis points to 18.2% in the second quarter of 2013 from 12.1% in the year-earlier quarter. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.” The year-over-year improvement in our adjusted housing gross profit margin primarily reflected our ongoing execution of strategies targeting growth and profitability, including our actions to optimize the selling prices of our homes and generate greater operating efficiencies, partly offset by the impact of higher direct construction labor and material costs in the 2013 period.

◦
Selling, General and Administrative Expenses. Our selling, general and administrative expenses rose by $7.0 million, or 11%, to $70.1 million for the three months ended May 31, 2013 from $63.1 million for the year-earlier period, reflecting, among other things, the higher volume of homes delivered in the current quarter and corresponding higher housing revenues. Our selling, general and administrative expenses for the 2012 second quarter included an $8.8 million charge recorded as a result of an unfavorable court decision that we are appealing. As a percentage of housing revenues, selling, general and administrative expenses improved by 760 basis points to 13.4% for the three months ended May 31, 2013, from 21.0% for the year-earlier period, mainly due to the increased volume and higher average selling prices of homes delivered in the current period, combined with our focus on containing and leveraging our overhead costs.

•
Net Loss. We reduced our net loss by $21.1 million to $3.0 million, or $.04 per diluted share, for the three months ended May 31, 2013, compared to the net loss of $24.1 million, or $.31 per diluted share, posted for the three months ended May 31, 2012. In the current quarter, our net loss included the water intrusion-related charge and land option contract abandonment charges mentioned above, which were partly offset by an income tax benefit of $1.2 million. Excluding the net $15.9 million water intrusion-related charge, we generated net income of $12.9 million for the 2013 second quarter versus the net loss reported. Our net loss in the second quarter of 2012 included the above-mentioned favorable warranty adjustments and insurance recoveries and an income tax benefit of $4.5 million, which were partially offset by inventory impairment charges and the unfavorable court decision charge.
Six Months Ended May 31, 2013

•
Revenues. Total revenues of $929.6 million for the six months ended May 31, 2013 increased 67% from $557.4 million for the corresponding period of 2012. Our total revenues included financial services revenues of $5.0 million for the six months ended May 31, 2013 and $4.9 million for the corresponding year-earlier period.

◦	Homes Delivered. We delivered 3,282 homes in the first six months of 2013, up 35% from 2,440 in the year-earlier period.

◦	Average Selling Price. Our overall average selling price of $281,700 for the six months ended May 31, 2013 increased 24% from $226,400 for the corresponding period of 2012.

•
Net Loss. Our net loss for the six months ended May 31, 2013 totaled $15.4 million, or $.19 per diluted share, compared to the net loss of $69.9 million, or $.91 per diluted share, posted for the year-earlier period. In the first six months of 2013, our net loss included net water intrusion-related charges of $17.5 million and land option contract abandonment charges of $.3 million. Our net loss for the six months ended May 31, 2013 also included an income tax benefit of $1.1 million. Our net loss for the first six months of 2012 included charges of $16.5 million for inventory impairments and the above-mentioned unfavorable court decision charge, which were partly offset by the favorable warranty adjustments and insurance recoveries recorded in the three months ended May 31, 2012. Our net loss for the six months ended May 31, 2012 also included an income tax benefit of $4.1 million.

Balance Sheet

•
Cash, Cash Equivalents and Restricted Cash. Our cash, cash equivalents and restricted cash totaled $580.9 million at May 31, 2013, up from $567.1 million at November 30, 2012. Of our total cash, cash equivalents and restricted cash at May 31, 2013 and November 30, 2012, $538.6 million and $524.8 million, respectively, was unrestricted. The increase in our total cash, cash equivalents and restricted cash was primarily due to our concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering in the first quarter of 2013, which generated total net proceeds of $332.2 million, largely offset by our investments in inventories during the first six months of 2013. During the six months ended May 31, 2013, our operating activities used net cash of $267.6 million, up from $89.9 million in the corresponding period of 2012, mainly due to investments in land and land development that drove our inventories higher at May 31, 2013 compared to the November 30, 2012 level.

•
Inventories. Reflecting our investments in land and land development of $574.7 million in the first six months of the year, our inventory balance of $2.03 billion at May 31, 2013 increased by 19% from $1.71 billion at November 30, 2012. We made strategic investments in land and land development in each of our homebuilding reporting segments in the six months ended May 31, 2013, with the majority of our investments made in our West Coast homebuilding reporting segment. We ended our 2013 second quarter with a land inventory portfolio comprised of 52,725 lots owned or controlled, representing an increase of 18% from the 44,752 lots owned or controlled at November 30, 2012.

•
Mortgages and Notes Payable. Our debt balance was $1.94 billion at May 31, 2013, compared to $1.72 billion at November 30, 2012. Our debt balance at May 31, 2013 reflected the underwritten public issuance of the $230 Million Convertible Senior Notes in the first quarter of 2013. Our ratio of debt to total capital was 80.5% at May 31, 2013, compared to 82.1% at November 30, 2012. Our ratio of net debt to total capital (a calculation that is described below under “Non-GAAP Financial Measures”) was 74.3% at May 31, 2013, compared to 75.4% at November 30, 2012.

•
Stockholders’ Equity. Our stockholders’ equity increased to $470.8 million at May 31, 2013 from $376.8 million at November 30, 2012, primarily due to the Common Stock Offering in the first quarter of 2013, partly offset by our net loss and the cash dividends we paid on our common stock for the six months ended May 31, 2013.

Net Orders and Backlog

•
Net Orders. Net orders from our homebuilding operations increased 6% to 2,162 in the second quarter of 2013 from 2,049 in the year-earlier quarter, even with a 3% year-over-year decrease in our average community count. The year-over-year increase in overall net orders reflected increases in our Central and Southeast homebuilding reporting segments of 8% and 31%, respectively, partly offset by decreases in our West Coast and Southwest homebuilding reporting segments of 2% and 17%, respectively.

◦
The overall value of the net orders we generated in the second quarter of 2013 increased 27% to $639.6 million from $503.1 million in the year-earlier quarter, largely due to the higher average selling prices in each of our homebuilding reporting segments. Each of our homebuilding reporting segments generated year-over-year increases in net order value, with our West Coast homebuilding reporting segment up 24% to $292.8 million, our Southwest homebuilding reporting segment up 10% to $49.2 million, our Central homebuilding reporting segment up 28% to $198.6 million, and our Southeast homebuilding reporting segment up 46% to $99.0 million.

◦
For the six months ended May 31, our net orders increased 18% to 3,833 in 2013 from 3,246 in 2012. The value of the net orders we generated in the six months ended May 31, 2013 increased 47% to $1.15 billion from $780.6 million in the year-earlier period.

◦
Our second quarter cancellation rate was 27% in 2013, essentially flat with 26% in 2012. We define our cancellation rate in a given period as the total number of contracts for new homes canceled divided by the total new (gross) orders for homes during the same period.

•
Backlog. Our backlog at May 31, 2013 increased to 3,128 homes, representing potential future housing revenues of $826.6 million, from 2,962 homes, representing potential future housing revenues of $693.4 million, at May 31, 2012. The number of homes in our backlog increased 6% year over year due to a higher number of homes in our backlog at the beginning of the year and the increase in our net orders in the first half of 2013, partly offset by an increase in the number of homes delivered. These increases primarily reflect our strategic community positioning efforts described above. The potential future housing revenues in our backlog at May 31, 2013 rose 19% from May 31, 2012, reflecting the increased number of homes in our backlog and a higher average selling price.

The following table presents information concerning our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Net orders	3,833	3,246	2,162	2,049
Net order value	$1,146,442	$780,599	$639,639	$503,070
Cancellation rate	29%	30%	27%	26%
Ending backlog — homes	3,128	2,962	3,128	2,962
Ending backlog — value	$826,613	$693,408	$826,613	$693,408
Ending community count	185	177	185	177
Average community count	176	188	178	183
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
Our lower average community count in the three months and six months ended May 31, 2013 compared to the corresponding year-earlier periods reflected the impact of our strategic community positioning efforts and, in part, the close-out of older communities during 2013 and 2012 at a faster pace than our opening of new communities for sales. We expect that our average community count will increase through the remainder of 2013 as a result of the substantial inventory-related investments we have made in 2012 and in the six months ended May 31, 2013, and the additional investments we plan to make in the third and fourth quarters. Reflecting the investments we have made, our ending community count as of May 31, 2013 increased 5% to 185 from 177 at May 31, 2012.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Revenues:
Housing	$924,604	$552,500	$521,788	$300,605
Land	—	—	—	—
Total	924,604	552,500	521,788	300,605
Costs and expenses:
Construction and land costs
Housing	(786,263)	(484,873)	(442,998)	(253,041)
Land	—	—	—	—
Total	(786,263)	(484,873)	(442,998)	(253,041)
Selling, general and administrative expenses	(129,196)	(114,312)	(70,099)	(63,100)
Total	(915,459)	(599,185)	(513,097)	(316,141)
Operating income (loss)	$9,145	$(46,685)	$8,691	$(15,536)
Homes delivered	3,282	2,440	1,797	1,290
Average selling price	$281,700	$226,400	$290,400	$233,000
Housing gross profit margin as a percentage of housing revenues	15.0%	12.2%	15.1%	15.8%
Adjusted housing gross profit margin as a percentage of housing revenues	16.9%	11.4%	18.2%	12.1%
Selling, general and administrative expenses as a percentage of housing revenues	14.0%	20.7%	13.4%	21.0%
Operating income (loss) as a percentage of homebuilding revenues	1.0%	(8.4)%	1.7%	(5.2)%
We have grouped our homebuilding activities into four reporting segments, which we refer to as West Coast, Southwest, Central and Southeast. As of May 31, 2013, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona, Nevada and New Mexico; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders, cancellation rates and ending backlog by homebuilding reporting segment:

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2013	2012	2013	2012	2013	2012
West Coast	594	330	587	600	20%	24%
Southwest	211	157	189	229	23	17
Central	637	536	968	900	32	28
Southeast	355	267	418	320	22	28
Total	1,797	1,290	2,162	2,049	27%	26%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2013	2012	2013	2012	2013	2012
West Coast	1,103	639	1,117	889	21%	27%
Southwest	351	327	388	369	23	20
Central	1,208	1,023	1,621	1,447	35	33
Southeast	620	451	707	541	27	32
Total	3,282	2,440	3,833	3,246	29%	30%

	May 31,
	Backlog – Homes		Backlog – Value (in thousands)
Segment	2013	2012	2013	2012
West Coast	698	713	$337,878	$301,652
Southwest	220	245	48,524	43,518
Central	1,562	1,442	296,949	237,558
Southeast	648	562	143,262	110,680
Total	3,128	2,962	$826,613	$693,408
Revenues. Our homebuilding revenues for the three months ended May 31, 2013 and 2012 were generated solely from housing operations. Housing revenues rose 74% to $521.8 million for the three months ended May 31, 2013 from $300.6 million for the year-earlier period as a result of increases in homes delivered and higher average selling prices across all of our homebuilding reporting segments. The majority of the housing revenue increase occurred in our West Coast homebuilding reporting segment, where housing revenues for the second quarter of 2013 were up $140.8 million from the year-earlier quarter. We delivered a total of 1,797 homes in the second quarter of 2013, up 39% from 1,290 homes delivered in the year-earlier quarter. The increase in homes delivered was largely due to our relatively higher backlog level at the beginning of the current quarter, which was up 25% on a year-over-year basis, and an improvement in our backlog conversion ratio to 65% in the current quarter from 59% in the year-earlier quarter, partly due to the continuous improvement in Nationstar’s performance as our preferred mortgage lender. Our higher beginning backlog level primarily reflected the strategic positioning of our communities in markets and submarkets where demand is relatively stronger. In the second quarter of 2013, each of our homebuilding reporting segments posted year-over-year increases in the number of homes delivered, ranging from 19% in our Central homebuilding reporting segment to 80% in our West Coast homebuilding reporting segment.
The overall average selling price of homes delivered increased $57,400, or 25%, to $290,400 in the three months ended May 31, 2013 from $233,000 in the year-earlier quarter. The higher average selling price in the 2013 second quarter reflected our strategic community positioning efforts, with more of our served markets and submarkets generally featuring buyers with higher household incomes who choose larger home sizes and spend more on design options and features at our KB Home Studios; a shift in mix with a higher proportion of homes delivered from our West Coast homebuilding reporting segment; our increased emphasis on pricing discipline to drive profitability; and general market increases in home prices. The second quarter of 2013 marked the twelfth consecutive quarter that our average selling price of homes delivered has increased on a year-over-year basis. Compared to the year-earlier quarter, average selling prices for the three months ended May 31, 2013 increased 15% in both our West Coast and Central homebuilding reporting segments, 26% in our Southwest homebuilding reporting segment and 16% in our Southeast homebuilding reporting segment.
In the six months ended May 31, 2013 and 2012, all of our homebuilding revenues were generated solely from housing operations. Housing revenues for the six months ended May 31, 2013 rose $372.1 million, or 67%, from $552.5 million for the year-earlier period due to a 35% increase in the number of homes delivered and a 24% increase in the average selling price. We delivered 3,282 homes in the six months ended May 31, 2013, up from 2,440 homes delivered in the year-earlier period. The year-over-year increase in the number of homes delivered was largely due to the relatively higher backlog levels at the beginning of the first and second quarters of 2013, and a higher backlog conversion ratio in each quarter, partly due to the continuous improvement in Nationstar’s performance as our preferred mortgage lender. Our average selling price in the six months ended May 31, 2013 rose to $281,700 from $226,400 in the six months ended May 31, 2012 for the reasons described above with respect to the three months ended May 31, 2013.
Operating Income (Loss). Our operating income of $8.7 million for the three months ended May 31, 2013 improved by $24.2 million from an operating loss of $15.5 million posted for the year-earlier period. The year-over-year improvement in our operating results reflected higher housing gross profits, partly offset by increased selling, general and administrative expenses in the second quarter of 2013.
For the six months ended May 31, 2013, our homebuilding business generated operating income of $9.1 million, representing a substantial improvement from the operating loss of $46.7 million posted for the six months ended May 31, 2012. Our operating income for the first six months of 2013 improved by $55.8 million from the year-earlier period primarily due to an increase in housing gross profits, partly offset by higher selling, general and administrative expenses.
The following table presents a summary of charges and other items included in our operating income (loss) (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Inventory impairment and land option contract abandonment charges	$(284)	$(16,509)	$(284)	$(9,937)
Water intrusion-related charges	(17,547)	—	(15,873)	—
Warranty adjustments	—	11,162	—	11,162
Insurance recoveries	—	10,000	—	10,000
Court decision charge	—	(8,764)	—	(8,764)
Total	$(17,831)	$(4,111)	$(16,157)	$2,461
Housing gross profits increased by $31.2 million to $78.8 million for the three months ended May 31, 2013 from $47.6 million for the year-earlier period. In the 2013 second quarter, our housing gross profits included a net charge of $15.9 million for water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, as discussed in Note 13. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, and $.3 million of land option contract abandonment charges. The water intrusion-related charge reflects our most recent estimate of remaining repair costs associated with homes in central and southwest Florida that have been identified as having water intrusion-related issues and our estimate of repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future, net of an increase in the estimated probable recoveries of such repair costs. As of May 31, 2013, based on our investigation into the central and southwest Florida water intrusion-related issues, we believe it is probable that we will recover a portion of our total estimated repair costs associated with affected homes from various sources, including subcontractors involved with the original construction of the homes and their insurers. Because we rely on subcontractors for the construction of our homes, we also expect them to stand behind the work they do and to be accountable for any defective construction or materials they perform or provide. We are therefore actively pursuing several efforts, including legal proceedings, to recover the cost of repairs from all responsible parties. Our investigation into the water intrusion-related issues, including the process of determining potentially responsible parties and our efforts to obtain recoveries, are ongoing, and as a result, our estimate of probable recoveries may change as additional information is obtained.
In the 2012 second quarter, our housing gross profits included favorable warranty adjustments of $11.2 million and insurance recoveries of $10.0 million, which were partly offset by $9.9 million of inventory impairment charges. Our housing gross profit margin for the second quarter of 2013 was 15.1%, compared to 15.8% in the year-earlier quarter. Our adjusted housing gross profit margin improved by 610 basis points to 18.2% in the second quarter of 2013, compared to the adjusted housing gross profit margin of 12.1% in the second quarter of 2012. As discussed above under “Overview - Three Months Ended May 31, 2013” and below under “Non-GAAP Financial Measures,” the adjusted housing gross profit margin excludes certain charges and other items in both periods, and we believe it provides a clearer measure of the performance of our business.
In connection with the higher volume of homes delivered in the current quarter and corresponding higher homebuilding revenues generated, our selling, general and administrative expenses increased to $70.1 million in the second quarter of 2013 from $63.1 million in the year-earlier quarter. Our selling, general and administrative expenses in the 2012 second quarter included an $8.8 million charge related to an unfavorable court decision that we are appealing as discussed in Note 14. Legal Matters in the Notes to Consolidated Financial Statements in this report. As a percentage of housing revenues, selling, general and administrative expenses improved by 760 basis points to 13.4% for the three months ended May 31, 2013 from 21.0% for the year-earlier period.

Our improved selling, general and administrative expense percentage mainly reflected the increased volume and higher average selling prices of homes delivered in the current period, combined with our focus on containing and leveraging our overhead costs.
Our housing gross profits of $138.3 million for the six months ended May 31, 2013 increased by $70.7 million from $67.6 million for the year-earlier period. Housing gross profits for the six months ended May 31, 2013 included a net charge of $17.5 million for water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, as discussed in Note 13. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, and $.3 million of land option contract abandonment charges. For the six months ended May 31, 2012, housing gross profits included the above-mentioned favorable warranty adjustments and insurance recoveries, which were partly offset by $16.5 million of inventory impairment charges. For the first six months of 2013, our housing gross profit margin improved by 280 basis points to 15.0% from 12.2% for the year-earlier period. Our adjusted housing gross profit margin improved by 550 basis points to 16.9% for the six months ended May 31, 2013 from 11.4% for the six months ended May 31, 2012.
Selling, general and administrative expenses increased by $14.9 million, or 13%, to $129.2 million for the six months ended May 31, 2013 from $114.3 million for the corresponding period of 2012 due to the higher volume of homes delivered and higher homebuilding revenues generated in the 2013 period. Selling, general and administrative expenses for the six months ended May 31, 2012 included the above-mentioned unfavorable court decision charge. As a percentage of housing revenues, selling, general and administrative expenses improved to 14.0% for the six months ended May 31, 2013 from 20.7% for the year-earlier period for the reasons described above with respect to the three months ended May 31, 2013.
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
The following table presents information regarding inventory impairment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Inventory impairments:
Number of communities or land parcels evaluated for recoverability	38	76	18	39
Number of communities or land parcels impaired (a)	—	7	—	5

Pre-impairment carrying value of communities or land parcels impaired	$—	$43,905	$—	$25,094
Inventory impairment charges (a)	—	(16,509)	—	(9,937)
Post-impairment fair value	$—	$27,396	$—	$15,157

(a)
The inventory impairment charges we recognized in 2012 reflected challenging economic and housing market conditions in certain of our served markets and were partly due to our efforts to accelerate our return on investment in the affected communities. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.

As of May 31, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $314.5 million, representing 44 communities and various other land parcels. As of November 30, 2012, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $307.2 million, representing 46 communities and various other land parcels.
Also as discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our evaluations, we recognized $.3 million of land option contract abandonment charges related to 82 lots for the three months and six months ended May 31, 2013. There were no land option contract abandonment charges in the three months or six months ended May 31, 2012. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventory balance, based on our current estimated timeframe as to the delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories as of May 31, 2013	$946.4	$526.8	$403.8	$152.4	$2,029.4
The inventory balance in the six to 10 years category as of May 31, 2013 was located across all of our homebuilding reporting segments, although mostly in our West Coast and Southwest homebuilding reporting segments. The inventory balance in the greater than 10 years category as of May 31, 2013 was mainly located in our West Coast, Southwest and Southeast homebuilding reporting segments. The inventory balances in the six to 10 years and greater than 10 years categories, which collectively represented 27% of our total inventory balance at May 31, 2013, were primarily comprised of land held for future development.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated and reflected in the table above.
We believe that the carrying value of our inventory as of May 31, 2013 is recoverable. Our considerations in making this determination include, as applicable, the prevailing competitive, home sales, economic and regulatory environment, as well as other factors and trends that are incorporated into our impairment analyses. In addition, we consider the financial and operational status of and our expectations regarding our inventories, as well as unique attributes of each community or land parcel that could be viewed as indicators of potential future impairments. However, if conditions in the overall housing market or in specific markets worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.2 million for the three months ended May 31, 2013 and $.1 million for the three months ended May 31, 2012. For the six months ended May 31, 2013, interest income totaled $.4 million compared to $.2 million for the corresponding period of 2012. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $14.5 million for each of the three-month periods ended May 31, 2013 and 2012. For the six months ended May 31, 2013 and 2012, our interest expense, net of amounts capitalized, totaled $29.7 million and $30.8 million, respectively. Interest expense for the six months ended May 31, 2012 included a $2.0 million loss on the early extinguishment of debt as a result of completing the Tender Offers. The percentage of interest capitalized was 58% in the second quarter of 2013, compared to 51% in the year-earlier quarter. For the six months ended May 31, 2013, the percentage of interest capitalized was 56%, compared to 50% in the year-earlier period. The percentage of interest capitalized increased in both periods of 2013 due to an increase in the amount of inventory qualifying for interest capitalization. Gross interest incurred increased to $34.5 million for the three months ended May 31, 2013 from $29.6 million for the year-earlier period. For the six months ended May 31, 2013, gross interest incurred increased to $67.9 million from $60.0 million in the corresponding period of 2012. The increases in both periods reflected higher average debt levels in 2013, and the higher interest rates on the senior notes we issued during the year ended November 30, 2012 compared to the interest rates on the senior notes we purchased in that year.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.6 million for the three months ended May 31, 2013 and $.2 million for the three months ended May 31, 2012. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. For the three months ended May 31, 2013, our unconsolidated joint ventures posted combined revenues of $6.4 million and generated combined income of $1.4 million, primarily due to land sales completed by an unconsolidated joint venture in Maryland. For the three months ended May 31, 2012, our unconsolidated joint ventures generated no combined revenues and posted combined losses of $.3 million.
For the six months ended May 31, 2013, our equity in loss of unconsolidated joint ventures was $1.0 million, compared to $.3 million for the corresponding period of 2012. Our unconsolidated joint ventures generated combined revenues of $6.4 million for the six-month period ended May 31, 2013 and no combined revenues for the six months ended May 31, 2012. Our unconsolidated joint ventures posted combined income of $.5 million for the six months ended May 31, 2013 and a combined loss of $.8 million for the year-earlier period.
NON-GAAP FINANCIAL MEASURES
This report contains information about our adjusted housing gross profit margin and our ratio of net debt to total capital, both of which are not calculated in accordance with GAAP. We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because the adjusted housing gross profit margin and the ratio of net debt to total capital are not calculated in accordance with GAAP, these financial measures may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Housing revenues	$924,604	$552,500	$521,788	$300,605
Housing construction and land costs	(786,263)	(484,873)	(442,998)	(253,041)
Housing gross profits	138,341	67,627	78,790	47,564
Add: Inventory impairment and land option contract abandonment charges	284	16,509	284	9,937
Water intrusion-related charges	17,547	—	15,873	—
Less: Warranty adjustments	—	(11,162)	—	(11,162)
Insurance recoveries	—	(10,000)	—	(10,000)
Adjusted housing gross profits	$156,172	$62,974	$94,947	$36,339
Housing gross profit margin as a percentage of housing revenues	15.0%	12.2%	15.1%	15.8%
Adjusted housing gross profit margin as a percentage of housing revenues	16.9%	11.4%	18.2%	12.1%

Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding inventory impairment and land option contract abandonment charges, water intrusion-related charges, warranty adjustments and insurance recoveries (as applicable) associated with housing operations recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profit we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross profit margin between periods. This financial measure assists us in making strategic decisions regarding product mix, product pricing and construction pace. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of charges for inventory impairment and land option contract abandonment charges, water intrusion-related charges, warranty adjustments and insurance recoveries.
Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	May 31, 2013	November 30, 2012
Mortgages and notes payable	$1,943,275	$1,722,815
Stockholders’ equity	470,816	376,806
Total capital	$2,414,091	$2,099,621
Ratio of debt to total capital	80.5%	82.1%

Mortgages and notes payable	$1,943,275	$1,722,815
Less: Cash and cash equivalents and restricted cash	(580,893)	(567,127)
Net debt	1,362,382	1,155,688
Stockholders’ equity	470,816	376,806
Total capital	$1,833,198	$1,532,494
Ratio of net debt to total capital	74.3%	75.4%

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

HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,		Variance
	2013	2012	2013	2012	Six Months	Three Months
West Coast:
Revenues	$479,594	$237,884	$273,490	$132,651	102%	106%
Construction and land costs	(392,003)	(221,341)	(220,105)	(118,067)	(77)	(86)
Selling, general and administrative expenses	(35,796)	(35,005)	(19,011)	(22,412)	(2)	15
Operating income (loss)	51,795	(18,462)	34,374	(7,828)	(a)	(a)
Other, net	(13,933)	(14,992)	(6,354)	(6,866)	7%	7%
Pretax income (loss)	$37,862	$(33,454)	$28,020	$(14,694)	(a)	(a)

Southwest:
Revenues	$79,078	$59,493	$47,247	$27,909	33%	69%
Construction and land costs	(60,913)	(49,129)	(36,730)	(21,440)	(24)	(71)
Selling, general and administrative expenses	(7,862)	(8,989)	(4,232)	(4,452)	13	5
Operating income	10,303	1,375	6,285	2,017	649	212
Other, net	(9,462)	(8,557)	(4,695)	(4,156)	(11)%	(13)%
Pretax income (loss)	$841	$(7,182)	$1,590	$(2,139)	(a)	(a)

Central:
Revenues	$226,797	$168,030	$120,305	$87,756	35%	37%
Construction and land costs	(192,992)	(146,507)	(101,722)	(75,772)	(32)	(34)
Selling, general and administrative expenses	(28,603)	(24,023)	(14,983)	(12,265)	(19)	(22)
Operating income (loss)	5,202	(2,500)	3,600	(281)	(a)	(a)
Other, net	(2,718)	(1,638)	(1,252)	(350)	(66)%	(258)%
Pretax income (loss)	$2,484	$(4,138)	$2,348	$(631)	(a)	(a)

Southeast:
Revenues	$139,135	$87,093	$80,746	$52,289	60%	54%
Construction and land costs	(139,070)	(66,298)	(83,723)	(37,226)	(110)	(125)
Selling, general and administrative expenses	(19,035)	(13,584)	(10,671)	(7,207)	(40)	(48)
Operating income (loss)	(18,970)	7,211	(13,648)	7,856	(a)	(a)
Other, net	(6,122)	(6,891)	(3,120)	(3,277)	11%	5%
Pretax income (loss)	$(25,092)	$320	$(16,768)	$4,579	(a)	(a)

(a) Percentage not meaningful.

The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

	Housing Revenues (in thousands)	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
Six Months Ended May 31, 2013
West Coast	$479,594	52%	1,103	33%	$434,800
Southwest	79,078	9	351	11	225,300
Central	226,797	24	1,208	37	187,700
Southeast	139,135	15	620	19	224,400
Total	$924,604	100%	3,282	100%	$281,700

Six Months Ended May 31, 2012
West Coast	$237,884	43%	639	26%	$372,300
Southwest	59,493	11	327	13	181,900
Central	168,030	30	1,023	42	164,300
Southeast	87,093	16	451	19	193,100
Total	$552,500	100%	2,440	100%	$226,400

Three Months Ended May 31, 2013
West Coast	$273,490	52%	594	33%	$460,400
Southwest	47,247	9	211	12	223,900
Central	120,305	23	637	35	188,900
Southeast	80,746	16	355	20	227,500
Total	$521,788	100%	1,797	100%	$290,400

Three Months Ended May 31, 2012
West Coast	$132,651	44%	330	26%	$402,000
Southwest	27,909	9	157	12	177,800
Central	87,756	29	536	41	163,700
Southeast	52,289	18	267	21	195,800
Total	$300,605	100%	1,290	100%	$233,000
West Coast. Housing revenues for the three months ended May 31, 2013 rose 106% from the year-earlier period due to an 80% increase in the number of homes delivered and a 15% increase in the average selling price. The increase in homes delivered was largely due to this segment having a 59% higher backlog level at the beginning of the 2013 second quarter compared to the year-earlier quarter, and an increase in our backlog conversion ratio to 84% in the current quarter from 74% in the year-earlier quarter. Our strategic community positioning efforts also contributed to the year-over-year increase in homes delivered. The average selling price for the three months ended May 31, 2013 rose from the corresponding period of 2012 due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix to larger home sizes, an increase in design option revenues per home and generally rising home prices.

The pretax income generated by this segment for the three months ended May 31, 2013 improved by $42.7 million from the pretax loss posted for the year-earlier quarter. This improvement primarily reflected higher housing gross profits and lower selling, general and administrative expenses. The housing gross profit margin increased to 19.5% for the three months ended May 31, 2013 from 11.0% for the year-earlier period, mainly due to the absence of inventory-related charges, an increased proportion of deliveries from higher-priced communities, generally rising home prices and increased leverage from the higher volume of homes delivered. In the second quarter of 2012, inventory impairment charges totaled $6.5 million and represented 5% of segment total revenues. The inventory impairment charges in the second quarter of 2012 were partly offset by favorable warranty adjustments of $3.9 million. Selling, general and administrative expenses in the 2013 second quarter decreased from the year-earlier quarter, which included the previously described unfavorable court decision charge, partly offset by increased costs associated with the higher volume of homes delivered in the 2013 second quarter.

For the six months ended May 31, 2013, housing revenues from our West Coast homebuilding reporting segment were up 102% from the year-earlier period, reflecting a 73% increase in the number of homes delivered and a 17% increase in the average selling price. The increase in homes delivered reflected a 48% higher backlog level at the beginning of 2013 compared to the previous year, a 26% increase in net orders for the first half of 2013, a higher backlog conversion ratio for both the first and second quarters of 2013, and our strategic community positioning efforts. The average selling price for the six months ended May 31, 2013 rose from the corresponding period of 2012 for the reasons described above with respect to the three-month period ended May 31, 2013.

Pretax income from this segment for the six months ended May 31, 2013 improved by $71.3 million from the pretax loss posted for the year-earlier period, mainly due to higher housing gross profits. The housing gross profit margin increased to 18.3% for the six months ended May 31, 2013 from 7.0% for the year-earlier period, primarily for the reasons described above with respect to the three-month period ended May 31, 2013. For the six months ended May 31, 2012, inventory impairment charges totaled $13.1 million and represented 6% of segment total revenues. Selling, general and administrative expenses in the six months ended May 31, 2013 were essentially flat with the year-earlier period.
Southwest. Housing revenues for the three months ended May 31, 2013 increased 69% from the year-earlier period, reflecting a 34% increase in the number of homes delivered and a 26% increase in the average selling price. The increase in the number of homes delivered was partly due to this segment having 40% more homes in backlog at the start of the second quarter of 2013 compared to the start of the second quarter of 2012. The year-over-year increase in the number of homes delivered was primarily attributable to our Nevada operations. The year-over-year increase in the average selling price was mainly due to a shift in community and product mix of homes delivered to higher-priced communities and larger home sizes, and generally rising home prices.

The pretax results from this segment improved by $3.7 million in the second quarter of 2013 compared to the second quarter of 2012, mainly due to higher housing gross profits and lower selling, general and administrative expenses. The housing gross profit margin decreased slightly to 22.3% in the three months ended May 31, 2013 from 23.2% in the three months ended May 31, 2012, reflecting favorable warranty adjustments of $4.3 million in the 2012 period, largely offset by the increase in homes delivered from higher-margin communities and the absence of inventory-related charges in the current quarter. For the three months ended May 31, 2012, inventory impairment charges totaled $2.1 million and represented 8% of segment total revenues. Selling, general and administrative expenses decreased in the second quarter of 2013 from the year-earlier quarter, primarily due to our cost containment efforts.

For the six months ended May 31, 2013, total revenues from our Southwest homebuilding reporting segment rose 33% from the year-earlier period, reflecting increases of 7% in the number of homes delivered and 24% in the average selling price. The increase in homes delivered reflected an increase in the number of homes delivered per community as a result of our strategic community positioning efforts and a 5% increase in net orders for the first half of 2013, partly offset by a 10% lower backlog level at the beginning of 2013 compared to the beginning of 2012. The year-over-year increase in the number of homes delivered was mainly due to higher delivery volume from our Nevada operations. The average selling price for the six months ended May 31, 2013 increased from the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2013.

Pretax income from this segment for the six months ended May 31, 2013 improved by $8.0 million from the pretax loss posted for the year-earlier period, reflecting an increase in housing gross profits and a decrease in selling, general and administrative expenses. The housing gross profit margin increased to 23.0% for the six months ended May 31, 2013 from 17.4% for the year-earlier period, largely due to the increase in homes delivered from higher-margin communities and the absence of inventory impairment charges in the current period, partly offset by favorable warranty adjustments recorded in the year-earlier period. For the six months ended May 31, 2012, inventory impairment charges totaled $2.1 million and represented 4% of segment total revenues. Selling, general and administrative expenses for the six months ended May 31, 2013 decreased from the year-earlier period, primarily due to our cost containment efforts.
Central. Housing revenues rose 37% for the second quarter of 2013 compared to the year-earlier quarter as a result of a 19% increase in homes delivered and a 15% increase in the average selling price. The increase in the number of homes delivered partly reflected the 14% higher backlog level in this segment at the start of the 2013 second quarter compared to the year-earlier quarter.

Most of the year-over-year increase in homes delivered in this segment was from our Texas operations. The average selling price for the three months ended May 31, 2013 increased from the corresponding period of 2012 primarily due to a greater proportion of homes delivered from higher-priced communities and generally rising home prices.

The pretax results in this segment for the three months ended May 31, 2013 improved by $3.0 million from the year-earlier period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 15.4% in the second quarter of 2013 from 13.7% in the second quarter of 2012 due to an increased proportion of deliveries from higher-priced communities and the absence of inventory-related charges in the 2013 period, partly offset by $1.9 million of favorable warranty adjustments in the year-earlier period. For the three months ended May 31, 2012, inventory impairment charges totaled $1.3 million and represented 1% of segment total revenues. Selling, general and administrative expenses for the three months ended May 31, 2013 increased from the corresponding period of 2012, primarily due to the increase in homes delivered, higher total revenues and an increase in the number of community openings during the current quarter.

For the six months ended May 31, 2013, total revenues from our Central homebuilding reporting segment increased 35% from the year-earlier period, reflecting increases of 18% in the number of homes delivered and 14% in the average selling price. The increase in the homes delivered reflected a 13% higher backlog level at the beginning of 2013 compared to the previous year and a 12% increase in net orders for the first half of 2013. The year-over-year increase in homes delivered in this segment for the six months ended May 31, 2013 was mainly attributable to our Texas operations. The average selling price for the six months ended May 31, 2013 rose from the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2013.

Pretax results from this segment for the six months ended May 31, 2013 improved by $6.6 million from the pretax loss posted in the year-earlier period, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 14.9% for the six months ended May 31, 2013 from 12.8% for the year-earlier period, mainly for the reasons described above with respect to the three months ended May 31, 2013. The year-over-year increase in selling, general and administrative expenses for the six months ended May 31, 2013 was primarily due to the reasons described above with respect to the three-month period ended May 31, 2013.
Southeast. Housing revenues for the three months ended May 31, 2013 increased 54% from the year-earlier period due to a 33% year-over-year increase in the number of homes delivered and a 16% year-over-year increase in the average selling price. Our Florida operations generated the majority of the year-over-year increase in homes delivered in this segment. We delivered more homes in the second quarter of 2013 than in the second quarter of 2012 partly due to this segment having 15% more homes in backlog at the start of the 2013 second quarter as compared to the start of the year-earlier quarter, and an increase in the backlog conversion ratio to 61% in the current quarter from 52% in the year-earlier quarter. In addition, the increase in the number of homes delivered reflected an increased community count due to improved market conditions. The year-over-year increase in the average selling price was primarily due to a greater proportion of homes delivered from higher-priced communities and a change in product mix to larger home sizes.

For the three months ended May 31, 2013, the pretax results from this segment declined by $21.4 million to a pretax loss of $16.8 million from pretax income of $4.6 million posted in the year-earlier period, primarily reflecting lower housing gross profits and higher selling, general and administrative expenses. The housing gross profit margin decreased to negative 3.7% in the second quarter of 2013 from 28.8% in the second quarter of 2012, largely due to the net charge of $15.9 million for water intrusion-related repairs of homes at certain of our communities in central and southwest Florida in the current quarter and insurance recoveries of $10.0 million and favorable warranty adjustments of $1.1 million in the year-earlier quarter. Selling, general and administrative expenses increased in the second quarter of 2013 from the year-earlier quarter as a result of the higher number of homes delivered, an increase in revenues and an increase in the number of community openings during the 2013 second quarter.

For the six months ended May 31, 2013, total revenues from our Southeast homebuilding reporting segment increased 60% from the year-earlier period, reflecting increases of 37% in the number of homes delivered and 16% in the average selling price. The increase in homes delivered reflected a 19% higher backlog level at the beginning of 2013 compared to the previous year, a 31% increase in net orders in the first half of 2013, a higher backlog conversion ratio for both the first and second quarters of 2013, as well as an increase in the community count. Most of the year-over-year increase in homes delivered in this segment for the six months ended May 31, 2013 was generated from our Florida operations. The average selling price for the six months ended May 31, 2013 rose from the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2013.

The pretax results from this segment for the six months ended May 31, 2013 declined by $25.4 million to a pretax loss of $25.1 million from the pretax income of $.3 million posted in the year-earlier period, reflecting a decrease in housing gross profits and higher selling, general and administrative expenses. For the six months ended May 31, 2013, the housing gross profit margin declined to a negligible amount from 23.9% in the year-earlier period, largely due to the above-mentioned net charge for water intrusion-related repairs in the current period, and insurance recoveries recorded in the year-earlier period. The year-over-year increase in selling, general and administrative expenses in the six months ended May 31, 2013 was primarily due to the reasons described above with respect to the three-month period ended May 31, 2013.
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

From the third quarter of 2011 through April 30, 2012, we had a preferred mortgage lender relationship with MetLife Home Loans, a division of MetLife Bank, N.A. Following MetLife Bank, N.A.’s announcement in January 2012 that it would cease offering forward mortgage banking services as part of its business, we evaluated various options and, in March 2012, entered into an agreement with Nationstar, a subsidiary of Nationstar Mortgage Holdings Inc., under which Nationstar became our new preferred mortgage lender, offering mortgage banking services to our homebuyers at our new home communities. Nationstar began accepting new mortgage loan applications from our homebuyers on May 1, 2012. Under this relationship, Nationstar personnel, located on site at several of our new home communities, (a) offer financing options and mortgage loan products to our homebuyers, (b) prequalify homebuyers for mortgage loans, and (c) commence the mortgage loan origination process for our homebuyers electing to use Nationstar. We made available to our homebuyers marketing materials and other information regarding Nationstar’s financing options and mortgage loan products, and were compensated solely for the fair market value of these services.

On January 21, 2013, we entered into an agreement with Nationstar to form Home Community Mortgage, a mortgage banking company that will offer an array of mortgage banking services to our homebuyers. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in Home Community Mortgage, with Nationstar providing management oversight of Home Community Mortgage’s operations. Nationstar will continue as our preferred mortgage lender until Home Community Mortgage begins offering mortgage banking services, which is expected in the latter part of 2013. We made initial capital contributions of $5.0 million to Home Community Mortgage during the three months ended May 31, 2013. Home Community Mortgage is accounted for as an unconsolidated joint venture within our financial services reporting segment.

Based on the number of homes delivered in the six months ended May 31, 2013, approximately 59% of our homebuyers used Nationstar to finance the purchase of their home. We expect to see improvement in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from Nationstar, as our preferred mortgage lender, and/or Home Community Mortgage.

The following table presents a summary of selected financial and operational data for our financial services reporting segment (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Revenues	$5,021	$4,910	$2,618	$2,247
Expenses	(1,471)	(1,528)	(636)	(693)
Equity in income (loss) of unconsolidated joint ventures	1,087	89	(4)	(53)
Pretax income	$4,637	$3,471	$1,978	$1,501
Revenues. Our financial services operations generate revenues primarily from insurance commissions, title services, marketing services fees and interest income. Financial services revenues totaled $2.6 million for the three months ended May 31, 2013 and $2.2 million for the three months ended May 31, 2012. For the six months ended May 31, 2013, financial services revenues totaled $5.0 million, compared to $4.9 million in the corresponding year-earlier period. The year-over-year increase in our financial services revenues for the three months and six months ended May 31, 2013 reflected an increase in insurance commissions and title services revenues, partly offset by a decrease in marketing fees.

Expenses. General and administrative expenses totaled $.6 million for the three months ended May 31, 2013 and $.7 million for the three months ended May 31, 2012. For the first six months of 2013 and 2012, general and administrative expenses totaled $1.5 million.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in loss of unconsolidated joint ventures was negligible for the three months ended May 31, 2013 and $.1 million for the three months ended May 31, 2012. For the six months ended May 31, 2013, the equity in income of unconsolidated joint ventures was $1.1 million, compared to $.1 million in the corresponding year-earlier period. The equity in income (loss) of unconsolidated joint ventures in both periods of 2013 and 2012 related to our 50% interest in KBA Mortgage, LLC (“KBA Mortgage”), our former unconsolidated mortgage banking joint venture with a subsidiary of Bank of America, N.A., which ceased offering mortgage banking services in 2011. The equity in income (loss) of unconsolidated joint ventures for the three months and six months ended May 31, 2013 was comprised solely of amounts recognized in connection with the wind down of KBA Mortgage.
INCOME TAXES
Our income tax benefit totaled $1.2 million for the three months ended May 31, 2013 and $4.5 million for the three months ended May 31, 2012. For the six months ended May 31, 2013, our income tax benefit totaled $1.1 million, compared to $4.1 million for the six months ended May 31, 2012. The income tax benefit for the three months and six months ended May 31, 2013 primarily reflected the resolution of a state tax audit in the second quarter of 2013, which resulted in a refund receivable of $1.4 million. The income tax benefit recognized for the three months and six months ended May 31, 2012 primarily resulted from a $4.1 million state income tax refund received in the second quarter of 2012 in connection with the resolution of a state tax audit. Due to the effects of our deferred tax asset valuation allowances and changes in our unrecognized tax benefits, our effective tax rates for the three months and six months ended May 31, 2013 and 2012 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. We increased our deferred tax asset valuation allowance by $.3 million during the three months ended May 31, 2013 and reduced our deferred tax asset valuation allowance by $.4 million during the six months ended May 31, 2013 to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards in those periods. For the three months and six months ended May 31, 2012, we recorded valuation allowances of $9.7 million and $28.0 million, respectively, against the net deferred tax assets generated from the losses for those periods.

We had no net deferred tax assets at May 31, 2013 or November 30, 2012 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $879.7 million at May 31, 2013 from $880.1 million at November 30, 2012, reflecting the $.4 million valuation allowance adjustment recorded during the six months ended May 31, 2013.

The benefits of our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of May 31, 2013, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. Accordingly, we use our unrestricted cash balance primarily to acquire land and to invest in land development. Our land and land development investments totaled $574.7 million for the six months ended May 31, 2013, nearly triple our $195.5 million of investments for the year-earlier period. We made strategic investments in land and land development in each of our homebuilding reporting segments during the six months ended May 31, 2013, with the majority made in our West Coast homebuilding reporting segment. This segment has been a key driver of our improved results in recent quarters. Our investments in land and land development for the remainder of 2013 will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts or other similar contracts by homebuilding reporting segment (dollars in thousands):

	May 31, 2013		November 30, 2012		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	10,998	$1,018,637	10,448	$842,597	550	$176,040
Southwest	11,130	255,253	9,552	221,445	1,578	33,808
Central	19,385	371,286	14,526	319,724	4,859	51,562
Southeast	11,212	384,214	10,226	322,805	986	61,409
Total	52,725	$2,029,390	44,752	$1,706,571	7,973	$322,819
The increase in the number of lots owned or controlled under land option contracts or similar contracts at May 31, 2013 compared to November 30, 2012 reflected the investments we made in land and land development during the first six months of 2013. The increase in the carrying value of inventory owned or controlled under land option contracts or other similar contracts also reflected these investments during the period. Overall, the percentage of lots we controlled under land option contracts or other similar contracts was 32% at the end of the 2013 second quarter, compared to 27% at November 30, 2012.
We ended our 2013 second quarter with $580.9 million of cash and cash equivalents and restricted cash, compared to $567.1 million at November 30, 2012. Our balance of unrestricted cash and cash equivalents was $538.6 million at May 31, 2013 and $524.8 million at November 30, 2012. The increase in our unrestricted cash balance primarily reflected our total net proceeds of $332.2 million from the concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering in the first quarter of 2013, largely offset by our investments in inventories during the first six months of 2013. The majority of our cash and cash equivalents at May 31, 2013 and November 30, 2012 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources.    Our mortgages and notes payable consisted of the following (in thousands):

	May 31, 2013	November 30, 2012	Variance
Mortgages and land contracts due to land sellers and other loans	$42,081	$52,311	$(10,230)
Senior notes	1,671,194	1,670,504	690
Convertible senior notes due February 1, 2019 at 1.375%	230,000	—	230,000
Total	$1,943,275	$1,722,815	$220,460
Our higher debt balance at May 31, 2013 reflected the issuance of the $230 Million Convertible Senior Notes in the first quarter of 2013. The terms of the $230 Million Convertible Senior Notes are described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. Most of the $332.2 million in total net proceeds from the issuance of the $230 Million Convertible Senior Notes and from the Common Stock Offering were used in the six months ended May 31, 2013 for general corporate purposes, including for land acquisition and land development. The remainder of such net proceeds is expected to be used in future periods for such purposes. Our next scheduled senior note maturity is in 2014, when the remaining $76.0 million in aggregate principal amount of our 5 3/4% senior notes becomes due.
Our financial leverage, as measured by the ratio of debt to total capital, was 80.5% at May 31, 2013, compared to 82.1% at November 30, 2012. The improvement in our financial leverage reflected the increase in our stockholders’ equity as a result of the Common Stock Offering during the six months ended May 31, 2013, partly offset by the increase in our mortgages and notes payable balance stemming largely from the issuance of the $230 Million Convertible Senior Notes. Our ratio of net debt to total capital at May 31, 2013 was 74.3%, compared to 75.4% at November 30, 2012.
LOC Facilities. We maintain the LOC Facilities to provide letters of credit in the ordinary course of operating our business. As of both May 31, 2013 and November 30, 2012, we had $41.9 million of letters of credit outstanding under our LOC Facilities. Our LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $42.3 million at May 31, 2013 and $42.4 million at November 30, 2012, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Unsecured Revolving Credit Facility. On March 12, 2013, we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility is further described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. The maximum available amount is the lesser of (a) $200.0 million and (b) the difference of (i) 15% of our consolidated net tangible assets (as defined in the Credit Facility) and (ii) our secured debt. As of May 31, 2013, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available under the Credit Facility for cash borrowings, with up to $100.0 million available for the issuance of letters of credit.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, the Leverage Ratio, and either an interest coverage ratio or liquidity. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements are set forth below:

•
Consolidated Tangible Net Worth. We must maintain a minimum consolidated tangible net worth equal to the sum of (a) $282.6 million; (b) 50% of cumulative positive consolidated net income after November 30, 2012, excluding consolidated net income realized from a reversal of our deferred tax asset valuation allowance; (c) 75% of any consolidated net income realized as a result of a reversal of our deferred tax asset valuation allowance after November 30, 2012; and (d) 50% of the cumulative net proceeds received from our issuance of capital stock after November 30, 2012. As of May 31, 2013, our applicable minimum consolidated tangible net worth requirement was $337.6 million.

•
Leverage Ratio. We must also maintain a Leverage Ratio of less than .850, which adjusts to less than .825 for the first and second quarters of 2015; and to less than .800 for the third quarter of 2015 and each quarter thereafter during the term of the Credit Facility. As defined under the Credit Facility, the Leverage Ratio is calculated as the ratio of our consolidated total indebtedness to the sum of consolidated total indebtedness and consolidated tangible net worth.

•
Interest Coverage Ratio or Liquidity. We are also required to maintain either (a) a minimum consolidated interest coverage ratio (“Coverage Ratio”) of 1.10, which adjusts to 1.20 for the second quarter of 2014; to 1.40 for the third quarter of 2014; to 1.60 for the fourth quarter of 2014; to 1.75 for the first and second quarter of 2015; and to 2.00 for the third quarter of 2015 and each quarter thereafter during the term of the Credit Facility; or (b) a minimum level of liquidity, but not both. As defined under the Credit Facility, the Coverage Ratio is the ratio of our consolidated adjusted EBITDA to consolidated interest incurred, in each case for the previous 12 months. Our minimum liquidity is the greater of (a) $50.0 million or (b) the sum of (i) consolidated interest incurred for the four most recently ended quarters and (ii) the aggregate principal amount of consolidated total indebtedness coming due in the next 12 months, provided that the highest minimum liquidity applicable under (b) is $200.0 million. As of May 31, 2013, our minimum liquidity requirement was $200.0 million.

In addition, under the Credit Facility, our investments in joint ventures and non-guarantor subsidiaries (which are shown, respectively, in Note 9. Investments in Unconsolidated Joint Ventures and in Note 19. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report) cannot exceed the sum of (a) $135.1 million and (b) 20% of consolidated tangible net worth; and our borrowing base indebtedness, which is the aggregate principal amount of our outstanding indebtedness and non-collateralized financial letters of credit, cannot be greater than our borrowing base (a measure of our inventory and unrestricted cash assets).

The financial covenants under our Credit Facility represent the most restrictive covenants that we are subject to with respect to our mortgages and notes payable. The following table summarizes the above-described financial covenant and other requirements under the Credit Facility and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2013:

Financial Covenant	Covenant Requirement		Actual
Consolidated tangible net worth	>	$337.6 million	$470.8 million
Leverage Ratio	<	.850	.80
Coverage Ratio (a)	>	1.10	1.19
Liquidity (a)	>	$200.0 million	$538.6 million
Investments in joint ventures and non-guarantor subsidiaries	<	$229.2 million	$140.3 million
Borrowing base in excess of borrowing base indebtedness (as defined)	>	$0	$273.0 million

(a)
Under the terms of the Credit Facility, we are required to meet either the Coverage Ratio or the minimum liquidity thresholds, but not both. As of May 31, 2013, we met both the Coverage Ratio and the minimum liquidity requirements.

The Credit Facility also prohibits us from (a) making any optional or unscheduled prepayments on or repurchase of senior notes with maturities later than 2015 if the aggregate principal balance of our senior notes with maturities in 2014 and 2015 exceeds $200.0 million and (b) repurchasing and exchanging equity securities from or with employees in excess of $10.0 million in any fiscal year.
The indenture governing the senior notes and the $230 Million Convertible Senior Notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing the $265 Million Senior Notes, the $350 Million 8.00% Senior Notes, the $350 Million 7.50% Senior Notes and the $230 Million Convertible Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.
Borrowings under the Credit Facility are required to be unconditionally guaranteed jointly and severally by our Guarantor Subsidiaries. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 19. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
As of May 31, 2013, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the $230 Million Convertible Senior Notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depends in part on our ability to remain in such compliance.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2013, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $42.1 million, secured by inventories having a carrying value of $85.7 million.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(267,600)	$(89,881)
Investing activities	(6,403)	3,958
Financing activities	289,521	(14,190)
Net increase (decrease) in cash and cash equivalents	$15,518	$(100,113)

Operating Activities. Operating activities used net cash of $267.6 million in the six months ended May 31, 2013 and $89.9 million in the corresponding period of 2012. The year-over-year change in net operating cash flows was largely due to the increase in the cash used for investments in land and land development in the first six months of 2013 in support of our profitability and growth strategies.
Our uses of operating cash in the six months ended May 31, 2013 included a net increase in inventories of $290.7 million (excluding $27.6 million of inventories acquired through seller financing, an increase of $4.8 million in consolidated inventories not owned, and land option contract abandonments of $.3 million) in conjunction with our land investment and development activities, a net loss of $15.4 million, other operating uses of $.5 million, and a net increase in receivables of $.4 million. Partially offsetting the cash used was a net increase in accounts payable, accrued expenses and other liabilities of $32.2 million.
In the six months ended May 31, 2012, our uses of operating cash included a net loss of $69.9 million, a net decrease in accounts payable, accrued expenses and other liabilities of $40.2 million, and a net increase in inventories of $16.1 million (excluding inventory impairment charges of $16.5 million and a decrease of $3.6 million in consolidated inventories not owned) in conjunction with our land investment and development activities, and other operating uses of $4.5 million. Partially offsetting the cash used was a decrease in receivables of $16.8 million, largely due to the collection of a receivable we established in the fourth quarter of 2011 in connection with the wind down of KBA Mortgage’s business operations.
Investing Activities. Investing activities used net cash of $6.4 million in the six months ended May 31, 2013 and provided net cash of $4.0 million in the year-earlier period. The year-over-year change primarily reflected our contributions to Home Community Mortgage in 2013, compared to a return of investment in unconsolidated joint ventures in 2012.
In the six months ended May 31, 2013, cash of $5.7 million was mainly used for contributions to Home Community Mortgage and $.8 million was used for net purchases of property and equipment. In the six months ended May 31, 2012, $4.6 million of cash was provided by a return of investment in unconsolidated joint ventures. The cash provided was partly offset by $.6 million used for net purchases of property and equipment.
Financing Activities. Financing activities provided net cash of $289.5 million in the six months ended May 31, 2013 and used net cash of $14.2 million in the six months ended May 31, 2012. The cash provided by financing activities in 2013 reflected the concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering, which generated total net proceeds of $332.2 million.
In the six months ended May 31, 2013, sources of financing cash included proceeds of $230.0 million from the issuance of the $230 Million Convertible Senior Notes, net proceeds of $109.5 million from the issuance of common stock in the Common Stock Offering, and $2.1 million of cash provided from the issuance of common stock under employee stock plans. The cash provided was partially offset by payments on mortgages and land contracts due to land sellers and other loans of $37.8 million, the payment of debt issuance costs of $10.1 million associated with our issuance of the $230 Million Convertible Senior Notes and costs associated with our entry into the Credit Facility, and dividend payments on our common stock of $4.2 million.
In the six months ended May 31, 2012, $340.5 million of cash was used to purchase $340.0 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable Tender Offers. Uses of cash in the six months ended May 31, 2012 also included the payment of debt issuance costs of $6.8 million, dividend payments on our common stock of $6.7 million, and payments on mortgages and land contracts due to land sellers and other loans of $6.7 million. The cash used was partly offset by net proceeds of $344.8 million from the issuance of the $350 Million 8.00% Senior Notes, a decrease of $1.3 million in our restricted cash balance and $.4 million of cash provided from the issuance of common stock under employee stock plans.
During the three months ended May 31, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on May 16, 2013 to stockholders of record on May 2, 2013. During the three months ended February 28, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 21, 2013 to stockholders of record on February 7, 2013. A cash dividend of $.0250 per share of common stock was declared and paid during the three months ended May 31, 2012, and a cash dividend of $.0625 per share of common stock was declared and paid during the three months ended February 29, 2012. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
2011 Shelf Registration. We have an automatically effective universal shelf registration statement on file with the SEC. The 2011 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined. In the first quarter of 2013, we conducted the concurrent underwritten public issuances of the $230 Million Convertible Senior Notes and the Common Stock Offering under the 2011 Shelf Registration. In 2012, we issued the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes under the 2011 Shelf Registration.
Share Repurchase Program. As of May 31, 2013, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program during the six months ended May 31, 2013. We have not repurchased shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital and land, to develop acquired land, to construct homes, to finance our financial services operations, and to meet other needs in the ordinary course of our business. Although our land acquisition and land development activities for the remainder of 2013 will be subject to market conditions and available opportunities, we will likely use a portion of our unrestricted cash resources to acquire and/or develop land or interests in land that meet our investment return and marketing standards. In the remainder of 2013, we may also use or redeploy our unrestricted cash resources to support other business purposes that are aligned with our primary strategic goals, including our growth initiatives. In addition, we may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through tender offers, exchange offers, private exchanges, open market purchases or other means, and may include potential new issuances of equity or senior notes or other debt through public offerings, private placements or other arrangements to raise new capital to support our current land acquisition and land development investment targets, and for other business purposes and/or to effect repurchases of our outstanding senior notes or other debt. Our ability to engage in such financial transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
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
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, equal to our respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $385.0 million at May 31, 2013 and $389.8 million at November 30, 2012. Our investments in unconsolidated joint ventures totaled $122.8 million at May 31, 2013 and $123.7 million at November 30, 2012.
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements, and certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of our unconsolidated joint ventures had outstanding debt at May 31, 2013 or November 30, 2012.
Our investments in joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at May 31, 2013 and November 30, 2012 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs and we did not have a controlling financial interest or, if they were VIEs, we were not the primary beneficiary of the VIEs.
As discussed in Note 8. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of May 31, 2013 and November 30, 2012 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2013		November 30, 2012
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$10,323	$475,665	$8,463	$327,196
Other land option contracts and other similar contracts	12,012	232,097	17,219	298,139
	$22,335	$707,762	$25,682	$625,335
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $29.4 million at May 31, 2013 and $25.4 million at November 30, 2012. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at May 31, 2013 and $.5 million at November 30, 2012 in lieu of cash deposits under certain land option contracts or other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470 and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $8.9 million at May 31, 2013 and $4.1 million at November 30, 2012.
Due to the issuance of the $230 Million Convertible Senior Notes, our contractual obligations have changed materially from those reported in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended November 30, 2012. The following table sets forth the contractual obligations of our mortgages and notes payable and related interest as of May 31, 2013 after this transaction (in thousands):

	Total	2013	2014-2015	2016-2017	Thereafter
Contractual obligations:
Long-term debt	$1,943,275	$28,192	$427,403	$263,032	$1,224,648
Interest	708,645	65,282	236,499	201,531	205,333
Total	$2,651,920	$93,474	$663,902	$464,563	$1,429,981
There have been no significant changes in our contractual obligations, other than those set forth above, from those reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2012.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2013 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2012.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed above at Note 16. Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements in this report.
Outlook
As we enter the second half of 2013, we see housing markets gaining further momentum from the measurably improved conditions of the first half of the year. Inventories of both new and existing homes available for sale are low and demand for housing is robust — favorable dynamics that are pushing home prices higher. We expect the positive demographic and economic factors underpinning the current housing recovery, including population growth, job growth and an increase in household formations, to remain intact for the remainder of 2013 and into 2014. Further, despite a recent increase in mortgage loan interest rates, affordability remains near historically high levels and monthly mortgage payments for a home in many markets are lower than rent, reinforcing the appeal of homeownership. Even with the significantly improved climate for homebuilding as compared to a year ago, however, we believe the housing recovery that began taking shape in 2012 is still at an early stage, and that it will likely be several years before the homebuilding industry returns to historically more normal activity levels. We are encouraged by these positive trends and factors and believe that we are well positioned to profitably expand our business in this environment.
Over the past few years, we have worked diligently to strategically position our homebuilding activities and investments in higher-performing, desirable locations in land-constrained growth markets, to refine our products to meet consumer preferences and to execute on related profitability and growth strategies. Through these integrated actions, and with the healthier conditions in our served markets, we have made what we believe is significant progress toward our top priority of profitable growth. We believe this progress is evident in our results for the second quarter and first half of 2013. In the current quarter, we generated meaningful improvement in our financial and operating performance both sequentially and on a year-over-year basis, with growth in revenues, homes delivered, net orders (with higher average net orders per community in the current quarter more than offsetting a 3% decrease in our average community count), net order value and adjusted housing gross profit margin. We also lowered our selling, general and administrative expense as a percentage of housing revenues and posted better bottom line results. We believe we will continue to produce sequential and year-over-year improvements in revenues, homes delivered, average selling price, housing gross profit margin, and operating income margin in the third and fourth quarters of 2013, in part due to the 3,128 homes we had in backlog at May 31, 2013, a 6% increase over the previous year, which represented potential future housing revenues of $826.6 million, a 19% increase year over year.
To capitalize on favorable housing market conditions and further improve our performance, both near- and long-term, we intend to continue to prioritize enhancing profitability per home delivered and accelerating revenue growth. To accomplish this, as discussed further below, we are focused on optimizing the selling prices of our homes while maintaining a healthy sales pace in each of our communities and capturing additional premiums from higher-demand floor plans, community lot locations, home exterior elevations and certain structural options, among other strategies. Through these efforts, we anticipate that our overall average selling price will continue to trend higher with both year-over-year and sequential increases in each of the remaining quarters of 2013. We expect that our average selling price on homes delivered for the full year 2013 will be in the range of $285,000 to $290,000, as compared to $246,500 in 2012. We are also working to contain direct construction costs, as labor and materials costs in the marketplace continue to rise, and achieve greater operating efficiencies.
To foster additional top-line growth, we plan to expand our community count over the remainder of 2013 and to concentrate on maintaining or improving our per-community sales rates. At the same time, in alignment with our strategic emphasis on profitability, we will continue to calibrate sales pace with local market conditions at our communities to improve our housing gross profit margins and maximize returns on our land assets. We expect this profitability-focused approach will result in a moderation in our net order growth on a year-over-year basis in each of the third and fourth quarters of 2013.
Strategic land investment is a critical part of expanding our community count and growing our top line and we intend to continue to aggressively invest in attractive land assets. In the first six months of 2013, we invested $574.7 million in land and land development and increased the number of lots we owned or controlled as of May 31, 2013 by approximately 8,000 from November 30, 2012. To support our 2013 inventory investment targets, we added to our liquidity during the first quarter of 2013 by raising net proceeds of more than $330 million from the successful concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering. In the second quarter, we further enhanced our financial flexibility by entering into the Credit Facility. With our financial strength, we currently expect our investment in land and land development for the full year to range from $1.1 billion to $1.2 billion, depending on market conditions and available opportunities that meet our investment return and marketing standards. As we work to convert our land acquisitions and development activities into open communities, we remain on track to increase our community count in the range of 15% in the fourth quarter of 2013 as compared to the prior year.
With the strategic actions we have taken and the improved results we have achieved through the first six months of 2013, we believe that we are favorably situated to accomplish our top profitability and growth priorities, particularly in view of the positive longer-term demographic and population growth trends that we expect will continue to drive future demand for homeownership in our served markets. In particular, we believe we have a competitive advantage with our business in California, where we are the largest homebuilder based on new homes delivered. California, which accounted for nearly half of our 2012 revenues and 52% of our revenues in the first six months of 2013, is experiencing significant demand for housing and has a relatively limited supply of homes available for sale. Based on these trends, we expect that California will continue to be a significant contributor to our performance in 2013.
Taking into account our overall net order pace and net order value for the first six months of 2013 and our backlog value at May 31, 2013, we believe our total revenues for 2013 will be in the range of $2.1 billion to $2.2 billion. While the strength and durability of the present housing recovery, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic and capital, credit and financial market conditions, among other factors, and we caution that our future quarterly results could fluctuate, we expect to be solidly profitable for 2013, to generate profits in each of the final two quarters of the year, and to achieve solid growth in the years ahead if and as housing markets continue to improve.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to the following: general economic, employment and business conditions; adverse market conditions, including an increased supply of unsold homes, declining home prices and greater foreclosure and short sale activity, among other things, that could negatively affect our consolidated financial statements, including due to additional impairment or land option contract abandonment charges, lower revenues and operating and other losses; conditions in the capital, credit and financial markets (including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level, including our ratio of debt to total capital, and our ability to adjust our debt level, maturity schedule and structure and to access the equity, credit, capital or other financial markets or other external financing sources, including raising capital through the public or private issuance of common stock, debt or other securities, and/or project financing, on favorable terms; our compliance with the terms and covenants of the Credit Facility; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and resale homes, including lenders and other sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; decisions by lawmakers on federal fiscal policies, including those relating to taxation and government spending; the availability and cost of land in desirable areas; our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred, including our warranty claims and costs experience at certain of our communities in Florida; legal or regulatory proceedings or claims; our ability to use/realize the net deferred tax assets we have generated; our ability to successfully implement our current and planned strategies and initiatives with respect to product, geographic and market positioning (including our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open additional new home communities for sales and sell higher-priced homes and more design options, and our operational and investment concentration in markets in California and Texas), revenue growth, asset optimization, asset activation, local field management and talent investment, and overhead reduction and cost management; consumer traffic to our new home communities and consumer interest in our product designs and offerings, particularly from higher-income consumers; cancellations and our ability to realize our backlog by converting net orders to home deliveries; our home sales and delivery performance, particularly in key markets in California and Texas; the manner in which our homebuyers are offered and whether they are able to obtain mortgage loans and mortgage banking services, including from our preferred mortgage lender, Nationstar; the performance of Nationstar as our preferred mortgage lender; the ability of Home Community Mortgage to become operational in all of our served markets as and by the time currently anticipated; information technology failures and data security breaches; and other events outside of our control. Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of May 31, 2013 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Interest Rate
2013	$—	—%
2014	75,935	5.8
2015	338,879	6.1
2016	—	—
2017	261,732	9.1
Thereafter	1,224,648	6.4
Total	$1,901,194	6.7%
Fair value at May 31, 2013	$2,160,870
For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2012.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2013.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Nevada Development Contract Litigation
KB Nevada is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, LVDA agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex. KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus the Claimed Damages. KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. In addition, the court granted several of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to the amount of the Claimed Damages (now excluding any punitive damages per the court’s action) plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages.  The non-jury trial, originally set for September 2012 and then continued until January 2013, is now set for October 15, 2013.
Other Matters
In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

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

Item 6. Exhibits

Exhibits
4.22	Eighth Supplemental Indenture, dated as of March 12, 2013, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee.

10.46	Revolving Loan Agreement, dated as of March 12, 2013, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the six months and three months ended May 31, 2013 and 2012, (b) Consolidated Balance Sheets as of May 31, 2013 and November 30, 2012, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2013 and 2012, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	July 10, 2013	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 10, 2013	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

4.22	Eighth Supplemental Indenture, dated as of March 12, 2013, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee.

10.46	Revolving Loan Agreement, dated as of March 12, 2013, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the six months and three months ended May 31, 2013 and 2012, (b) Consolidated Balance Sheets as of May 31, 2013 and November 30, 2012, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2013 and 2012, and (d) Notes to Consolidated Financial Statements.