Form 10-Q
period 2013-08-31
KB HOME
filed 2013-10-10
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2013.
There were 83,716,101 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2013. The registrant’s grantor stock ownership trust held an additional 10,559,844 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Total revenues	$1,478,599	$981,914	$548,974	$424,504
Homebuilding:
Revenues	$1,470,404	$974,055	$545,800	$421,555
Construction and land costs	(1,232,644)	(836,229)	(446,381)	(351,356)
Selling, general and administrative expenses	(192,652)	(173,644)	(63,456)	(59,332)
Operating income (loss)	45,108	(35,818)	35,963	10,867
Interest income	629	363	193	117
Interest expense	(41,073)	(53,815)	(11,326)	(23,060)
Equity in income (loss) of unconsolidated joint ventures	(1,658)	(37)	(656)	278
Homebuilding pretax income (loss)	3,006	(89,307)	24,174	(11,798)
Financial services:
Revenues	8,195	7,859	3,174	2,949
Expenses	(2,235)	(2,237)	(764)	(709)
Equity in income (loss) of unconsolidated joint ventures	1,081	2,208	(6)	2,119
Financial services pretax income	7,041	7,830	2,404	4,359
Total pretax income (loss)	10,047	(81,477)	26,578	(7,439)
Income tax benefit	1,800	14,800	700	10,700
Net income (loss)	$11,847	$(66,677)	$27,278	$3,261
Basic earnings (loss) per share	$.14	$(.86)	$.32	$.04
Diluted earnings (loss) per share	$.14	$(.86)	$.30	$.04
Basic average shares outstanding	82,261	77,107	83,714	77,127
Diluted average shares outstanding	84,289	77,107	94,047	77,358
Cash dividends declared per common share	$.0750	$.1125	$.0250	$.0250
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2013	November 30, 2012
Assets
Homebuilding:
Cash and cash equivalents	$383,314	$524,765
Restricted cash	41,631	42,362
Receivables	72,345	64,821
Inventories	2,229,720	1,706,571
Investments in unconsolidated joint ventures	126,549	123,674
Other assets	101,247	95,050
	2,954,806	2,557,243
Financial services	10,035	4,455
Total assets	$2,964,841	$2,561,698

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$146,147	$118,544
Accrued expenses and other liabilities	380,766	340,345
Mortgages and notes payable	1,937,057	1,722,815
	2,463,970	2,181,704
Financial services	2,865	3,188
Common stock	115,293	115,178
Paid-in capital	787,388	888,579
Retained earnings	455,867	450,292
Accumulated other comprehensive loss	(27,958)	(27,958)
Grantor stock ownership trust, at cost	(114,540)	(115,149)
Treasury stock, at cost	(718,044)	(934,136)
Total stockholders’ equity	498,006	376,806
Total liabilities and stockholders’ equity	$2,964,841	$2,561,698
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$11,847	$(66,677)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	577	(2,171)
Distributions of earnings from unconsolidated joint ventures	1,638	3,316
Amortization of discounts and issuance costs	3,811	2,150
Depreciation and amortization	1,405	1,147
Provision for deferred income taxes	—	1,152
Loss on early extinguishment of debt	—	10,278
Stock-based compensation	3,596	4,684
Inventory impairments and land option contract abandonments	284	22,912
Changes in assets and liabilities:
Receivables	(7,001)	(4,502)
Inventories	(491,002)	(10,562)
Accounts payable, accrued expenses and other liabilities	72,315	(31,266)
Other, net	1,071	(6,261)
Net cash used in operating activities	(401,459)	(75,800)
Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	(10,056)	2,865
Purchases of property and equipment, net	(1,359)	(1,052)
Net cash provided by (used in) investing activities	(11,415)	1,813
Cash flows from financing activities:
Change in restricted cash	731	18,368
Proceeds from issuance of debt	230,000	694,831
Payment of debt issuance costs	(10,086)	(12,195)
Repayment of senior notes	—	(592,645)
Payments on mortgages and land contracts due to land sellers and other loans	(44,405)	(21,099)
Proceeds from issuance of common stock, net	109,503	—
Issuance of common stock under employee stock plans	2,147	451
Payments of cash dividends	(6,272)	(8,674)
Stock repurchases	(7,967)	—
Net cash provided by financing activities	273,651	79,037
Net increase (decrease) in cash and cash equivalents	(139,223)	5,050
Cash and cash equivalents at beginning of period	525,688	418,074
Cash and cash equivalents at end of period	$386,465	$423,124
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of August 31, 2013, the results of our consolidated operations for the three months and nine months ended August 31, 2013 and 2012, and our consolidated cash flows for the nine months ended August 31, 2013 and 2012. The results of our consolidated operations for the three months and nine months ended August 31, 2013 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2012 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2012, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents and Restricted Cash. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $260.8 million at August 31, 2013 and $396.3 million at November 30, 2012. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted cash of $41.6 million at August 31, 2013 and $42.4 million at November 30, 2012 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (“LOC Facilities”).
Earnings (Loss) Per Share. Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share amounts):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$11,847	$(66,677)	$27,278	$3,261
Less: Distributed earnings allocated to nonvested restricted stock	(18)	—	(6)	(8)
Less: Undistributed earnings allocated to nonvested restricted stock	(16)	—	(73)	(5)
Numerator for basic earnings (loss) per share	11,813	(66,677)	27,199	3,248
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	—	—	667	—
Add: Undistributed earnings allocated to nonvested restricted stock	16	—	73	5
Less: Undistributed earnings reallocated to nonvested restricted stock	(14)	—	(65)	(4)
Numerator for diluted earnings (loss) per share	$11,815	$(66,677)	$27,874	$3,249
Denominator:
Denominator for basic earnings (loss) per share — basic average shares outstanding	82,261	77,107	83,714	77,127
Effect of dilutive securities:
Share-based payments	2,028	—	1,931	231
Convertible senior notes	—	—	8,402	—
Denominator for diluted earnings (loss) per share — diluted average shares outstanding	84,289	77,107	94,047	77,358
Basic earnings (loss) per share	$.14	$(.86)	$.32	$.04
Diluted earnings (loss) per share	$.14	$(.86)	$.30	$.04
We compute earnings (loss) per share using the two-class method in accordance with Accounting Standards Codification Standards Topic No. 260, “Earnings Per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2013 or 2012.
In the first quarter of 2013, we issued $230.0 million in aggregate principal amount of 1.375% convertible senior notes due 2019 (the “$230 Million Convertible Senior Notes”), which are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes. The impact of the $230 Million Convertible Senior Notes was excluded from the diluted earnings per share calculation for the nine months ended August 31, 2013 because the effect would have been antidilutive.
Outstanding stock options to purchase 5.2 million shares of common stock were excluded from the diluted earnings per share calculation for the three months and nine months ended August 31, 2013 and outstanding stock options to purchase 8.5 million shares of common stock were excluded from the diluted earnings per share calculation for the three months ended August 31, 2012 because their effect would have been antidilutive. All outstanding stock options were excluded from the diluted loss per share calculation for the nine months ended August 31, 2012 because their effect would have been antidilutive or decreased

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies (continued)

the loss per share. Contingently issuable shares associated with outstanding performance-based restricted stock units (each a “PSU”) issued in November 2012 were not included in the earnings per share calculations for the three months and nine months ended August 31, 2013 as the vesting conditions had not been satisfied.
Comprehensive Income (Loss). Our comprehensive income for the three months ended August 31, 2013 and 2012 was $27.3 million and $3.3 million, respectively. For the nine months ended August 31, 2013, our comprehensive income was $11.8 million. For the nine months ended August 31, 2012, our comprehensive loss was $66.7 million. Our comprehensive income (loss) for each of the three-month and nine-month periods ended August 31, 2013 and 2012 was equal to our net income (loss) for the same periods. The accumulated other comprehensive loss in our consolidated balance sheets as of August 31, 2013 and November 30, 2012 was comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation – Retirement Benefits” (“ASC 715”). Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured. ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
Revisions/Reclassifications. Effective December 1, 2012, we elected to reclassify closing cost allowances given to certain homebuyers from selling, general and administrative expenses to construction and land costs in our consolidated statements of operations. These allowances are used to cover a portion of non-recurring third-party fees, such as escrow fees, title costs, recording fees, finance processing fees, and prepaid property taxes and insurance costs that are charged to a homebuyer in connection with the closing of the sale of a home. This reclassification reduced both our housing gross profits and selling, general and administrative expenses for the three months ended August 31, 2013 and 2012 by $2.6 million and $3.4 million, respectively, which represented .5% and .8% of housing revenues, respectively. For the nine months ended August 31, 2013 and 2012, the reclassification reduced both our housing gross profits and selling, general and administrative expenses by $6.9 million and $11.3 million, respectively, which represented .5% and 1.2% of housing revenues, respectively. The reclassification had no impact on the homebuilding operating income (loss) or net income (loss) amounts previously reported. All prior period amounts have been reclassified to conform to the 2013 presentation.
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
Stock Options. In accordance with ASC 718, we estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of our common stock and an expected term of the stock options. The following table summarizes stock option transactions for the nine months ended August 31, 2013:

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Stock-Based Compensation (continued)

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	10,105,546	$21.27
Granted	—	—
Exercised	(115,208)	13.51
Cancelled	—	—
Options outstanding at end of period	9,990,338	$21.36
Options exercisable at end of period	8,476,681	$23.81
As of August 31, 2013, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 5.6 years and 5.2 years, respectively. There was $.5 million of total unrecognized compensation expense related to unvested stock option awards as of August 31, 2013. For the three months ended August 31, 2013 and 2012, stock-based compensation expense associated with stock options totaled $.4 million and $1.1 million, respectively. For the nine months ended August 31, 2013 and 2012, stock-based compensation expense associated with stock options totaled $1.2 million and $3.5 million, respectively. The aggregate intrinsic value of stock options outstanding was $24.7 million at August 31, 2013. The aggregate intrinsic value of stock options exercisable was $11.9 million at August 31, 2013. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock, PSUs and phantom shares to various employees. We recognized total compensation expense of $1.1 million for the three months ended August 31, 2013 and $.4 million for the three months ended August 31, 2012 related to restricted stock, PSUs and phantom shares. We recognized total compensation expense of $2.4 million for the nine months ended August 31, 2013 and $1.2 million for the nine months ended August 31, 2012 related to these stock-based awards.

3.	Segment Information
As of August 31, 2013, we had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within our consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of August 31, 2013, our homebuilding reporting segments conducted ongoing operations in the following states:
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
On January 21, 2013, we entered into an agreement with our current preferred mortgage lender, Nationstar Mortgage LLC (“Nationstar”), to form Home Community Mortgage, LLC (“Home Community Mortgage”), a mortgage banking company that will offer mortgage banking services to our homebuyers. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in Home Community Mortgage, with Nationstar providing management oversight of Home Community Mortgage’s operations. Nationstar will continue as our preferred mortgage lender until Home Community Mortgage begins offering mortgage banking services, which is expected in the first quarter of 2014. We made initial capital contributions of $5.0 million to Home Community Mortgage during the second quarter of 2013. Home Community Mortgage is accounted for as an unconsolidated joint venture within our financial services reporting segment.
Our reporting segments follow the same accounting policies used for our consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our reporting segments (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Revenues:
West Coast	$746,232	$445,123	$266,638	$207,239
Southwest	126,515	95,127	47,437	35,634
Central	381,342	285,129	154,545	117,099
Southeast	216,315	148,676	77,180	61,583
Total homebuilding revenues	1,470,404	974,055	545,800	421,555
Financial services	8,195	7,859	3,174	2,949
Total	$1,478,599	$981,914	$548,974	$424,504

Pretax income (loss):
West Coast	$75,469	$(29,019)	$37,607	$4,435
Southwest	2,026	(10,616)	1,185	(3,434)
Central	11,569	(3,152)	9,085	986
Southeast	(35,012)	5,494	(9,920)	5,174
Corporate and other (a)	(51,046)	(52,014)	(13,783)	(18,959)
Total homebuilding pretax income (loss)	3,006	(89,307)	24,174	(11,798)
Financial services	7,041	7,830	2,404	4,359
Total	$10,047	$(81,477)	$26,578	$(7,439)

(a)    Corporate and other includes corporate general and administrative expenses.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Segment Information (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(109)	$(129)	$(36)	$(52)
Southwest	(1,919)	(458)	(755)	(241)
Central	—	—	—	—
Southeast	370	550	135	571
Total	$(1,658)	$(37)	$(656)	$278

Inventory impairments:
West Coast	$—	$14,040	$—	$933
Southwest	—	2,135	—	—
Central	—	1,267	—	—
Southeast	—	5,470	—	5,470
Total	$—	$22,912	$—	$6,403

Land option contract abandonments:
West Coast	$284	$—	$—	$—
Southwest	—	—	—	—
Central	—	—	—	—
Southeast	—	—	—	—
Total	$284	$—	$—	$—

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Segment Information (continued)

	August 31, 2013	November 30, 2012
Assets:
West Coast	$1,236,984	$930,450
Southwest	387,654	319,863
Central	449,870	369,294
Southeast	431,270	341,460
Corporate and other	449,028	596,176
Total homebuilding assets	2,954,806	2,557,243
Financial services	10,035	4,455
Total	$2,964,841	$2,561,698

Investments in unconsolidated joint ventures:
West Coast	$39,575	$38,372
Southwest	77,721	75,920
Central	—	—
Southeast	9,253	9,382
Total	$126,549	$123,674

4.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Revenues
Insurance commissions	$4,677	$4,594	$1,887	$1,840
Title services	2,165	1,535	836	657
Marketing services fees	1,350	1,725	450	450
Interest income	3	5	1	2
Total	8,195	7,859	3,174	2,949
Expenses
General and administrative	(2,235)	(2,237)	(764)	(709)
Operating income	5,960	5,622	2,410	2,240
Equity in income (loss) of unconsolidated joint ventures	1,081	2,208	(6)	2,119
Pretax income	$7,041	$7,830	$2,404	$4,359

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Financial Services (continued)

	August 31, 2013	November 30, 2012
Assets
Cash and cash equivalents	$3,151	$923
Receivables	1,336	1,859
Investments in unconsolidated joint ventures	5,496	1,630
Other assets	52	43
Total assets	$10,035	$4,455
Liabilities
Accounts payable and accrued expenses	$2,865	$3,188
Total liabilities	$2,865	$3,188

5.	Inventories
Inventories consisted of the following (in thousands):

	August 31, 2013	November 30, 2012
Homes under construction	$629,341	$454,108
Land under development	953,694	567,470
Land held for future development	646,685	684,993
Total	$2,229,720	$1,706,571

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

Our interest costs are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Capitalized interest at beginning of period	$217,684	$233,461	$215,577	$235,032
Interest incurred (a)	102,256	99,552	34,345	39,532
Interest expensed (a)	(41,073)	(53,815)	(11,326)	(23,060)
Interest amortized to construction and land costs	(62,943)	(48,909)	(22,672)	(21,215)
Capitalized interest at end of period (b)	$215,924	$230,289	$215,924	$230,289

(a)	Amounts for the three months and nine months ended August 31, 2012 include losses on the early extinguishment of debt of $8.3 million and $10.3 million, respectively.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories (continued)

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

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). We evaluated 16 and 33 communities or land parcels for recoverability during the three months ended August 31, 2013 and 2012, respectively. We evaluated 54 and 109 communities or land parcels for recoverability during the nine months ended August 31, 2013 and 2012, respectively. Some of the communities or land parcels evaluated during the nine months ended August 31, 2013 and 2012 were evaluated in more than one quarterly period.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. With the undiscounted future net cash flows, we also consider recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to both the nine months ended August 31, 2013 and 2012, these expectations reflected our experience that notwithstanding fluctuations in our company-wide net orders, backlog levels, homes delivered and housing gross profit margin, on a year-over-year basis, market conditions for each of our assets in inventory where impairment indicators were identified have been generally stable or improved in 2012 and 2013, with no significant deterioration identified as to revenue and cost drivers that would prevent or otherwise impact recoverability. Based on this experience, and taking into account the signs of stability and improvement in many markets for new home sales, our inventory assessments as of August 31, 2013 considered an expected steady overall sales pace and average selling price performance for the remainder of 2013 and into 2014 relative to the generally improving pace and performance in recent quarters.
Given the inherent challenges and uncertainties in forecasting future results, our inventory assessments at the time they are made take into consideration whether a community or land parcel is active, meaning it is open for sales and/or undergoing development, or whether it is being held for future development. For active communities and land parcels, due to their short-term nature as compared to land held for future development, our inventory assessments generally assume the continuation of then-current market conditions, subject to identifying information suggesting significant sustained changes in such conditions. These assessments, at the time made, generally anticipate net orders, average selling prices, volume of homes delivered and costs to continue at or near then-current levels through the particular asset’s estimated remaining life. Inventory assessments for our land held for future development consider then-current market conditions as well as subjective forecasts regarding the timing and costs of land development and home construction and related cost inflation; the product(s) to be offered; and the net orders, volume of homes delivered, and selling prices and related price appreciation of the offered product(s) when an associated community is expected to open for sales. We evaluate various factors to develop these forecasts, including the availability of and demand for homes and finished lots within the relevant marketplace; historical, current and expected future sales trends for the marketplace; and third-party data, if available. These various estimates, trends, expectations and assumptions used in each of our inventory assessments are specific to each community or land parcel based on what we believe are reasonable forecasts for performance and may vary among communities or land parcels and may vary over time.
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

calculation of estimated discounted future net cash flows are specific to each affected community or land parcel and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and delivery rates. The discount rates we used were impacted by the following at the time each calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the affected asset or conditions in the market in which the asset was located.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities or land parcels written down to fair value during the periods presented:

	Nine Months Ended August 31,		Three Months Ended August 31,
Unobservable Input (a)	2013	2012	2013	2012
Average selling price	$—	$115,200 - $497,900	$—	$152,000 - $246,200
Deliveries per month	—	1 - 6	—	2 - 4
Discount rate	—%	17% - 20%	—%	17% - 20%

(a)
The ranges of inputs used primarily reflect the underlying variability among the various housing markets where each of the impacted communities or land parcels are located, rather than changes in prevailing market conditions.

Based on the results of our evaluations, we recognized no inventory impairment charges in the three months or nine months ended August 31, 2013. In the three months ended August 31, 2012, we recognized inventory impairment charges of $6.4 million associated with four communities with a post-impairment fair value of $3.2 million. In the nine months ended August 31, 2012, we recognized $22.9 million of such charges associated with 11 communities with a post-impairment fair value of $30.6 million. The charges we recognized in the three months and nine months ended August 31, 2012 reflected challenging economic and housing market conditions in the relevant markets at the time, and were partly due to our efforts to accelerate our return on investment in those communities. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
As of August 31, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $306.7 million, representing 42 communities and various other land parcels. As of November 30, 2012, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $307.2 million, representing 46 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized no land option contract abandonment charges for the three months ended August 31, 2013 and $.3 million of such charges corresponding to 82 lots for the nine months ended August 31, 2013. We had no such charges for the three months or nine months ended August 31, 2012.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2013 and the year ended November 30, 2012 (in thousands):

	Fair Value
Description	Hierarchy	August 31, 2013	November 30, 2012
Long-lived assets held and used (a)	Level 3	$—	$39,851

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

We had no inventory impairment charges in the three months or nine months ended August 31, 2013. During the year ended November 30, 2012, long-lived assets held and used with a carrying value of $68.0 million were written down to their fair value of $39.9 million, resulting in inventory impairment charges of $28.1 million.
The fair values for long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future net cash flows discounted for inherent risk associated with each asset as described in Note 6. Inventory Impairments and Land Option Contract Abandonments. The discount rates we used were impacted by the following at the time the calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the affected asset or conditions in the market in which the asset was located. These factors were specific to each affected community or land parcel and may have varied among communities or land parcels.
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Fair Value Disclosures (continued)

		August 31, 2013		November 30, 2012
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,671,551	$1,797,980	$1,670,504	$1,831,596
Convertible senior notes due February 1, 2019 at 1.375%	Level 2	230,000	220,386	—	—
The fair values of our senior notes and $230 Million Convertible Senior Notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, restricted cash, and mortgages and land contracts due to land sellers and other loans approximate fair values.

8.	Variable Interest Entities
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at August 31, 2013 and November 30, 2012 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs and we did not have a controlling financial interest or, if they were VIEs, we were not the primary beneficiary of the VIEs.
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
In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of August 31, 2013 and November 30, 2012 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2013		November 30, 2012
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$15,359	$488,635	$8,463	$327,196
Other land option contracts and other similar contracts	28,684	336,392	17,219	298,139
Total	$44,043	$825,027	$25,682	$625,335
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $27.1 million at August 31,

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Variable Interest Entities (continued)

2013 and $25.4 million at November 30, 2012. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at August 31, 2013 and $.5 million at November 30, 2012 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $8.9 million at August 31, 2013 and $4.1 million at November 30, 2012.

9.	Investments in Unconsolidated Joint Ventures
We have investments in unconsolidated joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders and/or land developers and other real estate entities, or commercial enterprises. These investments are designed primarily to reduce market and development risks and to increase the number of lots we own or control. In some instances, participating in unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While we consider our participation in unconsolidated joint ventures as potentially beneficial to our homebuilding activities, we do not view such participation as essential.
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
Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. We share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. In some instances, we recognize profits and losses related to our investment in an unconsolidated joint venture that differ from our equity interest in the unconsolidated joint venture. This may arise from impairments that we recognize related to our investment that differ from the impairments the unconsolidated joint venture recognizes with respect to the unconsolidated joint venture’s assets; differences between our basis in assets we have transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; our deferral of the unconsolidated joint venture earnings from land sales to us; or other items.
With respect to our investments in unconsolidated joint ventures, our equity in income (loss) of unconsolidated joint ventures included no impairment charges for the nine months ended August 31, 2013 or the nine months ended August 31, 2012.
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Revenues	$11,908	$27,859	$5,552	$27,859
Construction and land costs	(7,391)	(19,303)	(3,463)	(19,309)
Other expenses, net	(3,074)	(1,189)	(1,183)	(442)
Income	$1,443	$7,367	$906	$8,108

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Investments in Unconsolidated Joint Ventures (continued)

Combined revenues, construction and land costs, and income from our unconsolidated joint ventures for the three months and nine months ended August 31, 2013 and 2012 primarily reflected land sales completed by an unconsolidated joint venture in Maryland.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	August 31, 2013	November 30, 2012
Assets
Cash	$22,332	$29,721
Receivables	7,763	6,104
Inventories	359,180	352,791
Other assets	1,183	1,175
Total assets	$390,458	$389,791
Liabilities and equity
Accounts payable and other liabilities	$85,722	$88,027
Equity	304,736	301,764
Total liabilities and equity	$390,458	$389,791
The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	August 31, 2013	November 30, 2012
Number of investments in unconsolidated joint ventures	8	8
Investments in unconsolidated joint ventures	$126,549	$123,674
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements, and certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of our unconsolidated joint ventures had outstanding debt at August 31, 2013 or November 30, 2012.

10.	Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2013	November 30, 2012
Cash surrender value of insurance contracts	$65,973	$64,757
Debt issuance costs (a)	21,885	14,563
Property and equipment, net	7,880	7,920
Prepaid expenses	5,509	7,810
Total	$101,247	$95,050

(a)
The increase in debt issuance costs as of August 31, 2013 compared to November 30, 2012 primarily reflected the costs associated with our underwritten public issuance of the $230 Million Convertible Senior Notes during the first quarter

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Other Assets (continued)

of 2013 and our entry into a $200.0 million unsecured revolving credit facility (the “Credit Facility”) during the second quarter of 2013.

11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2013	November 30, 2012
Construction defect and other litigation liabilities	$104,808	$107,111
Employee compensation and related benefits	104,145	97,189
Accrued interest payable	53,563	47,392
Warranty liability	50,485	47,822
Liabilities related to inventories not owned	8,932	4,100
Real estate and business taxes	7,185	8,453
Other	51,648	28,278
Total	$380,766	$340,345

12.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	August 31, 2013	November 30, 2012
Mortgages and land contracts due to land sellers and other loans	$35,506	$52,311
Senior notes due February 1, 2014 at 5 3/4%	75,949	75,911
Senior notes due January 15, 2015 at 5 7/8%	102,058	101,999
Senior notes due June 15, 2015 at 6 1/4%	236,848	236,826
Senior notes due September 15, 2017 at 9.10%	261,888	261,430
Senior notes due June 15, 2018 at 7 1/4%	299,227	299,129
Senior notes due March 15, 2020 at 8.00%	345,581	345,209
Senior notes due September 15, 2022 at 7.50%	350,000	350,000
Convertible senior notes due February 1, 2019 at 1.375%	230,000	—
Total	$1,937,057	$1,722,815
Unsecured Revolving Credit Facility. On March 12, 2013, we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility will mature on March 12, 2016, or on September 15, 2014 if the aggregate principal amount of our senior notes that mature in 2015 is greater than $200.0 million on that date. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $300.0 million under certain conditions and the availability of additional bank commitments, as well as a sublimit of $100.0 million for the issuance of letters of credit, which may be utilized in combination with or to replace our LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either the London Interbank Offered Rate or a base rate, plus a spread that depends on our debt rating and consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .50% to .75% of the unused commitment, based on our debt rating and Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, the Leverage Ratio, and an interest coverage ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31,

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable (continued)

2013, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available for cash borrowings, with up to $100.0 million available for the issuance of letters of credit.
Borrowings under the Credit Facility are required to be unconditionally guaranteed jointly and severally by certain of our subsidiaries (the “Guarantor Subsidiaries”) that meet the definition of a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X (as in effect on June 1, 1996) using a 5% rather than a 10% threshold; provided that the assets of our non-guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets. The Guarantor Subsidiaries include certain subsidiaries that previously guaranteed our senior notes and the $230 Million Convertible Senior Notes and 12 additional subsidiaries identified in our Current Report on Form 8-K dated March 12, 2013 (the “Additional Guarantors”). On March 12, 2013, the Additional Guarantors also agreed to become guarantors under the indenture governing our senior notes and the $230 Million Convertible Senior Notes and to guaranty on a senior basis the prompt payment when due of the principal of and premium, if any, and interest on debt securities issued by us pursuant to the indenture. Each of the Guarantor Subsidiaries (including the Additional Guarantors) is a 100% owned subsidiary of ours. We may also cause other subsidiaries of ours to become Guarantor Subsidiaries if we believe it to be in our or the relevant subsidiary’s best interests.
Letter of Credit Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of August 31, 2013 and November 30, 2012, $41.1 million and $41.9 million, respectively, of letters of credit were outstanding under our LOC Facilities. Our LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2013, inventories having a carrying value of $80.0 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Senior Notes. All of our senior notes outstanding at August 31, 2013 and November 30, 2012 represent senior unsecured obligations, rank equally in right of payment with all of our existing and future indebtedness and are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. Interest on each of these senior notes is payable semi-annually. At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to the applicable redemption date.
On February 7, 2012, pursuant to our universal shelf registration statement filed with the SEC on September 20, 2011 (the “2011 Shelf Registration”), we issued $350.0 million of 8.00% senior notes due 2020 (the “$350 Million 8.00% Senior Notes”). We used substantially all of the net proceeds from this issuance to purchase, pursuant to the terms of tender offers that were initially made on January 19, 2012 (the “January 2012 Tender Offers”), $340.0 million in aggregate principal amount of our senior notes due 2014 and 2015. The total amount paid to purchase these senior notes was $340.5 million. We incurred a loss of $2.0 million in the first quarter of 2012 related to the early redemption of debt due to a premium paid under the January 2012 Tender Offers and the unamortized original issue discount. The loss on early redemption of debt was included in interest expense in our consolidated statements of operations.
On July 31, 2012, pursuant to the 2011 Shelf Registration, we issued $350.0 million of 7.50% senior notes due 2022 (the “$350 Million 7.50% Senior Notes”). We used $252.2 million of the net proceeds from the issuance of the $350 Million 7.50% Senior Notes to purchase, pursuant to the terms of tender offers that were initially made on July 11, 2012 (the “July 2012 Tender Offers”), $244.9 million in aggregate principal amount of our senior notes due 2014 and 2015. We used the remaining net proceeds for general corporate purposes. We incurred a loss of $8.3 million in the third quarter of 2012 related to the early redemption of debt due to a premium paid under the July 2012 Tender Offers and the unamortized original issue discount. The loss on early redemption of debt was included in interest expense in our consolidated statements of operations.

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
At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their $230 Million Convertible Senior Notes. The $230 Million Convertible Senior Notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share and a conversion premium of approximately 47% based on the closing price of our common stock on January 29, 2013, which was $18.62 per share. This initial conversion rate equates to 8,401,831 shares of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including: subdivisions and combinations of our common stock; the issuance of stock dividends, or certain rights, options or warrants, capital stock, indebtedness, assets or cash dividends to all or substantially all holders of our common stock; and certain issuer tender or exchange offers. The conversion rate will not, however, be adjusted for other events, such as a third party tender or exchange offer or an issuance of common stock for cash or an acquisition, that may adversely affect the trading price of the notes or our common stock. On conversion, holders of the $230 Million Convertible Senior Notes will not be entitled to receive cash in lieu of shares of our common stock, except for cash in lieu of fractional shares.
We may not redeem the $230 Million Convertible Senior Notes prior to November 6, 2018. On or after November 6, 2018, and prior to the stated maturity date, we may at our option redeem all or part of the $230 Million Convertible Senior Notes for a cash price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to, but not including, the redemption date. If a fundamental change, as defined in the instruments governing the $230 Million Convertible Senior Notes, occurs prior to the stated maturity date, the holders may require us to purchase for cash all or any portion of their $230 Million Convertible Senior Notes at 100% of the principal amount of the notes, plus accrued and unpaid interest, to, but not including, the fundamental change purchase date.
The $230 Million Convertible Senior Notes are fully and unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries. In the nine months ended August 31, 2013, we used the $222.7 million in total net proceeds from the issuance of the $230 Million Convertible Senior Notes together with the total net proceeds from a concurrent underwritten public offering of our common stock, which is described in Note 15. Stockholders’ Equity, for general corporate purposes, including for investments in land and land development.
The indenture governing the senior notes and the $230 Million Convertible Senior Notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing the $265.0 million in aggregate principal amount of 9.10% senior notes due 2017 (the “$265 Million Senior Notes”), the $350 Million 8.00% Senior Notes, the $350 Million 7.50% Senior Notes, and the $230 Million Convertible Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.
As of August 31, 2013, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the $230 Million Convertible Senior Notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depends in part on our ability to remain in such compliance.
Principal payments on the senior notes, the $230 Million Convertible Senior Notes, the mortgages and land contracts due to land sellers and other loans are due as follows: 2013 – $22.5 million; 2014 – $83.0 million; 2015 – $342.4 million; 2016 – $2.5 million; 2017 – $261.9 million; and thereafter – $1.22 billion.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Commitments and Contingencies

Commitments and contingencies include typical obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business.
Warranty. We provide a limited warranty on all of our homes. The specific terms and conditions of these limited warranties vary depending upon the market in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and certain other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. Our limited warranty program is ordinarily how we respond to and account for homeowners’ requests to local division offices seeking repairs, including claims where we could have liability under applicable state statutes or tort law for a defective condition in or damages to a home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on our actual warranty costs in future periods and such amounts could differ from our current estimates.
The changes in our warranty liability are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Balance at beginning of period	$47,822	$67,693	$53,475	$50,866
Warranties issued	10,052	5,263	3,733	2,290
Payments	(30,867)	(14,609)	(12,654)	(5,906)
Adjustments	23,478	(11,021)	5,931	76
Balance at end of period	$50,485	$47,326	$50,485	$47,326

Central and Southwest Florida Claims. During 2012, we received claims from homeowners in certain of our communities in central and southwest Florida that primarily involved framing, stucco, roofing and/or sealant matters on homes we delivered between 2003 and 2009, many of which have resulted in water intrusion-related issues. While we initially believed these issues were isolated, after additional investigation we determined in the fourth quarter of 2012 that more homes and communities may have been affected. Throughout 2013, we have continued our investigations in an effort to identify the scope of the issues, to fully understand the causes and to address them as quickly and completely as possible. During the nine months ended August 31, 2013, through our continued efforts to identify, examine and repair homes that may have been impacted by these issues, the number of identified affected homes and our estimate of the total repair costs associated with those homes were revised upward. However, due to the range and varied and complex nature of the water intrusion-related issues we encountered, prior to the second quarter of 2013, we were unable to estimate the number of affected homes likely to be identified in the future and the repair costs associated with those homes. As our assessment process progressed during the second and third quarters of 2013, we believed we had accumulated adequate experience with these water intrusion-related issues to be able to reasonably estimate as of the end of each respective period the number of homes that are likely to be identified in the future and the probable repair costs associated with such homes, in addition to revising our estimate of the repair costs associated with homes already identified. Based on the status of our ongoing investigations and repair efforts, our overall warranty liability at August 31, 2013 included $23.7 million for estimated remaining repair costs associated with homes in central and southwest Florida that have been identified as having water intrusion-related issues and estimated repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Commitments and Contingencies (continued)

the future. As of August 31, 2013, as further described below, this amount encompasses what we believe is the probable overall cost of the repair effort remaining before insurance and other recoveries.
As of August 31, 2013, we had identified a total of 1,341 affected homes requiring more than minor repairs and resolved repairs on 583 of them. During the nine months ended August 31, 2013, we paid $21.4 million to repair such homes. As of August 31, 2013, we had paid $25.4 million of the total estimated repair costs of $49.1 million associated with the affected homes that have been identified and the homes that we believe are likely to be identified in the future. Approximately half of the total estimated repair costs as of August 31, 2013 related to two attached-home communities. We consider warranty-related repairs for homes to be resolved when all repairs are complete and all repair costs are fully paid. We anticipate resolving repairs on homes affected by the water intrusion-related issues by the end of 2014.
As discussed below, largely due to the evolving scope of these water intrusion-related issues encountered, we recorded charges, net of estimated probable recoveries as applicable, during each of the first three quarters of 2013 to increase our overall warranty liability for all of our previously delivered homes that are covered under our limited warranty, including affected homes in central and southwest Florida. In addition to reflecting the remaining estimated repair costs associated with homes in central and southwest Florida that have been identified as having water intrusion-related issues, the charges recorded in the second and third quarters of 2013 included estimated repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future. Our investigations and repair efforts in central and southwest Florida remain ongoing. While we have been able to make a determination of the probable overall cost of the repair effort, depending on the number of additional affected homes that are identified and the actual costs we incur to repair identified affected homes in future periods, we may revise the estimated amount of our liability with respect to this matter, which could result in an increase or decrease in our overall warranty liability.
As of August 31, 2013, based on our investigation into the central and southwest Florida water intrusion-related issues, we believe it is probable that we will recover a portion of our total estimated repair costs associated with affected homes from various sources, including subcontractors involved with the original construction of the homes and their insurers. Our investigation into the water intrusion-related issues, including the process of determining potentially responsible parties and our efforts to obtain recoveries, is ongoing, and as a result, our estimate of probable recoveries may change as additional information is obtained.
Other Claims. With respect to potential recoveries on claims regarding other homes previously delivered, we have tendered claims with responsible liability insurance carriers, seeking reimbursement of costs we have incurred to make repairs and to handle claims. We intend to continue to undertake efforts, including legal proceedings, to obtain reimbursement from various sources, including subcontractors, suppliers and their insurers, for the costs we have incurred or expect to incur to investigate and complete repairs and to defend ourselves in litigation. We have not recorded any amounts for potential future recoveries as of August 31, 2013 related to these claims regarding other homes previously delivered.
Global Settlement Regarding Allegedly Defective Drywall Material. As of August 31, 2013, we were a defendant in eight lawsuits relating to allegedly defective drywall manufactured in China. Seven of the lawsuits are “omnibus” class actions purportedly filed on behalf of numerous homeowners asserting claims for damages against drywall manufacturers, homebuilders and other parties in the supply chain of the allegedly defective drywall material. These class actions are now in the process of being dismissed pursuant to a final global settlement of claims approved in February 2013 by the federal court judge overseeing a multidistrict litigation case — In re: Chinese Manufactured Drywall Products Liability Litigation (MDL-2047). We were also a defendant in one lawsuit brought in Florida state court by individual homeowners. Except for the Florida state court case, the global settlement resolved all current claims against us, including the seven omnibus class actions in which we were named as a defendant, and bars any future claims against all participating defendants, including us.  Our total obligation as a participating defendant under the global settlement was $.3 million, which we paid on March 25, 2013.  We also expect to receive certain amounts under the global settlement in 2014 based on repairs we made to homes of certain settlement class members. The plaintiffs in the Florida state court case opted out of the global settlement, and we settled the case with the plaintiffs.
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

future. During the three months ended August 31, 2013, based on our assessment of our overall warranty liability, we recorded an adjustment to increase our overall warranty liability by $5.9 million with a corresponding charge to construction and land costs in our consolidated statement of operations. This adjustment was largely related to one attached-home community in Florida where our assessment of water intrusion-related repair efforts during the three months ended August 31, 2013 led us to increase our estimate of the costs to resolve repairs at the community. In particular, we determined that additional, previously unanticipated, repair work would need to be undertaken, and that the costs for certain items, including framing material and labor, stucco and windows, would be significantly higher than previously expected. To a lesser extent, the adjustment for the three months ended August 31, 2013 also reflected the identification of 201 additional affected homes at other communities in central and southwest Florida, and a slight increase in our estimate of the total number of affected homes that are likely to be identified in the future. The increases in the number of homes identified and likely to be identified in the future were partly offset by a reduction in our estimate of the repair costs per home at these other communities in central and southwest Florida.
For the nine months ended August 31, 2013, we recorded adjustments to increase our warranty liability by $23.5 million with a corresponding charge to construction and land costs in our consolidated statements of operations. The aggregate adjustment for the nine months ended August 31, 2013 reflected the remaining estimated repair costs associated with homes in central and southwest Florida that have been identified as having water intrusion-related issues and the estimated repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future, net of estimated probable recoveries of such repair costs and other adjustments. As noted above, prior to the three months ended May 31, 2013, we were unable to estimate the repair costs associated with affected homes in central and southwest Florida that are likely to be identified in the future.
Depending on the number of additional homes in central and southwest Florida that are identified as having water intrusion-related issues, and the actual costs we incur in future periods to repair homes identified and homes that will be identified, and/or homes affected by other issues, including costs to provide affected homeowners with temporary housing, we may revise the amount of our estimated liability, which could result in an increase or decrease in our overall warranty liability. Based on our investigations of the water intrusion-related issues in central and southwest Florida, we believe that our warranty liability is adequate to cover the estimated probable total repair costs on these affected homes and on homes affected by other issues, though we believe it is reasonably possible that our loss in this matter could exceed the amount accrued as of August 31, 2013 by up to $10 million.
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
Insurance. We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. In Arizona, California, Colorado and Nevada, our subcontractors’ general liability insurance primarily takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. Enrolled subcontractors contribute toward the cost of the insurance and agree to pay a contractual amount in the future in the event of a claim related to their work. For those enrolled subcontractors, we absorb their general liability associated with the work performed on our homes within the applicable projects as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary.
We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and include an estimate of claims incurred but not yet reported. Our estimated liabilities for such items were $92.1 million at August 31, 2013 and $93.3 million at November 30, 2012. These amounts are included in accrued expenses and other liabilities in our consolidated balance sheets. Our expenses associated with self-insurance totaled $2.1 million for the three months ended August 31, 2013 and $1.2 million for the three months ended August 31, 2012. For the

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Commitments and Contingencies (continued)

nine months ended August 31, 2013 and 2012, our expenses associated with self-insurance totaled $5.5 million and $5.8 million, respectively. These expenses were largely offset by contributions from subcontractors participating in the wrap-up policy.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2013, we had $364.7 million of performance bonds and $41.1 million of letters of credit outstanding. At November 30, 2012, we had $286.1 million of performance bonds and $41.9 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2013, we had total deposits of $44.1 million, comprised of $44.0 million of cash deposits and $.1 million of letters of credit, to purchase land having an aggregate purchase price of $825.0 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

14.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (the “Claimed Damages”). KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. At a November 19, 2012 hearing, the court denied all of the consolidated plaintiffs’ motions for summary judgment on their claims. In addition, the court granted several of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible based on the court’s decisions in the case that the loss in this matter could range from zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages. The non-jury trial, originally set for September 2012, was recently continued again from October 15, 2013 until May 20, 2014.
Southern California Project Development Case. On December 27, 2011, the jury in a case entitled Estancia Coastal, LLC v. KB HOME Coastal Inc. et al. returned a verdict against KB HOME Coastal Inc., a wholly owned subsidiary of ours, and us for $9.8 million, excluding legal fees and interest. The case related to a land option contract and a construction agreement between KB HOME Coastal Inc. and the plaintiff. Based on pre-trial analysis, the verdict was not expected, and we and KB HOME Coastal Inc. jointly filed a motion for judgment notwithstanding the verdict and a motion for a new trial, which were heard on May 18, 2012. On May 23, 2012, the trial court denied the motions and on June 4, 2012 entered a judgment

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Legal Matters (continued)

in favor of the plaintiff in the amount of $9.2 million plus pre-judgment interest of approximately $.9 million. The judgment entered reflects an earlier payment by us to the plaintiff of a portion of the jury’s award and does not include legal fees and costs and post-judgment interest. We had established an accrual for this matter based on our pre-judgment estimate of the probable loss. However, as a result of the trial court’s decision and probable legal fees and costs award, we recorded a charge of $8.8 million in the second quarter of 2012 to increase the accrual for this matter to $11.7 million. On September 14, 2012, following a hearing, the trial court awarded legal fees and costs to the plaintiff of approximately $1.4 million. In the nine months ended August 31, 2013, we recorded charges of $1.0 million to reflect additional post-judgment interest. The charges recorded in 2013 and 2012 were included in selling, general and administrative expenses in our consolidated statements of operations for the applicable periods. In the second quarter of 2013, we also made a partial payment of $3.0 million, which reduced our accrual for this matter. Our accrual of approximately $9.7 million at August 31, 2013 reflects our view of the probable outcome based on the current state of the judgment in the matter. However, we and KB HOME Coastal Inc. have appealed the entry of judgment.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

15.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended August 31, 2013
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2012	$115,178	$888,579	$450,292	$(27,958)	$(115,149)	$(934,136)	$376,806
Net income	—	—	11,847	—	—	—	11,847
Dividends on common stock	—	—	(6,272)	—	—	—	(6,272)
Employee stock options/other	115	1,443	—	—	—	—	1,558
Issuance of stock under stock-based compensation plans	—	412	—	—	—	7,934	8,346
Restricted stock awards	—	(325)	—	—	325	—	—
Restricted stock amortization	—	2,382	—	—	—	—	2,382
Stock-based compensation	—	1,214	—	—	—	—	1,214
Issuance of common stock	—	(106,622)	—	—	—	216,125	109,503
Grantor stock ownership trust	—	305	—	—	284	—	589
Stock repurchases	—	—	—	—	—	(7,967)	(7,967)
Balance at August 31, 2013	$115,293	$787,388	$455,867	$(27,958)	$(114,540)	$(718,044)	$498,006

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Stockholders’ Equity (continued)

	Nine Months Ended August 31, 2012
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2011	$115,171	$884,190	$519,844	$(26,152)	$(118,059)	$(932,337)	$442,657
Net loss	—	—	(66,677)	—	—	—	(66,677)
Dividends on common stock	—	—	(8,674)	—	—	—	(8,674)
Restricted stock amortization	—	1,232	—	—	—	—	1,232
Stock-based compensation	—	3,452	—	—	—	—	3,452
Grantor stock ownership trust	—	(173)	—	—	624	—	451
Balance at August 31, 2012	$115,171	$888,701	$444,493	$(26,152)	$(117,435)	$(932,337)	$372,441

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
In connection with the issuance of the $230 Million Convertible Senior Notes, which is discussed in Note 12. Mortgages and Notes Payable, we established a common stock reserve account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the $230 Million Convertible Senior Notes based on the terms of the instruments governing these notes. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at August 31, 2013. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing the $230 Million Convertible Senior Notes.
Effective July 18, 2013, our board of directors amended the Amended and Restated KB Home Non-Employee Directors Compensation Plan (the “Director Plan”) to provide directors with a one-time opportunity to irrevocably elect to receive an equivalent value of shares of our common stock in lieu of the cash payments that are otherwise due upon the settlement of their outstanding stock units under the terms of the Director Plan. At that date, there were a total of 481,554 outstanding stock units. Concurrent with the amendment of the Director Plan, our board of directors authorized the repurchase of no more than 482,000 shares of our common stock solely as necessary for director elections in respect of outstanding stock units. During the three months ended August 31, 2013, following the amendment of the Director Plan, directors made irrevocable elections to receive an aggregate of 478,294 shares of our common stock upon the respective settlement of their outstanding stock units, and we repurchased through open market transactions such shares pursuant to the authorization at an aggregate price of $7.9 million. We do not anticipate any additional repurchases of our common stock pursuant to this board of directors authorization. The repurchased shares were apportioned to directors per their respective elections, and the shares are subject to transfer restrictions to the directors until the respective settlement of their applicable outstanding stock units, which, in most cases, will occur upon their leaving the board of directors. The director elections changed only the method of settlement of the outstanding stock units and did not change any of the other terms of these awards or impact the value to the directors. As a result of the directors’ elections, the relevant outstanding stock units became stock-settled awards, which are accounted for as equity awards, instead of cash-settled liability awards, thereby reducing the degree of variability in the expense associated with such stock units in future quarters.
As of August 31, 2013, we were authorized to repurchase 4,000,000 shares of our common stock under a share repurchase program approved by our board of directors several years ago. We did not repurchase any shares of our common stock under this program in the nine months ended August 31, 2013. We have not repurchased shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
During the three months ended August 31, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on August 15, 2013 to stockholders of record on August 1, 2013. During the three months ended May 31, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on May

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Stockholders’ Equity (continued)

16, 2013 to stockholders of record on May 2, 2013. During the three months ended February 28, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 21, 2013 to stockholders of record on February 7, 2013. A cash dividend of $.0250 per share of common stock was declared and paid during the three-month periods ended August 31, 2012 and May 31, 2012, and a cash dividend of $.0625 per share of common stock was declared and paid during the three months ended February 29, 2012.

16.	Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Our adoption of this guidance, which is related to disclosure only, as of February 28, 2013 did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. Our adoption of this guidance, which is related to disclosure only, as of May 31, 2013 did not have a material impact on our consolidated financial statements.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”), which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Recent Accounting Pronouncements (continued)

effective date. Retrospective application is permitted. We believe the adoption of this guidance will not have a material impact on our consolidated financial statements.

17.	Income Taxes
Our income tax benefit totaled $.7 million for the three months ended August 31, 2013 and $10.7 million for the three months ended August 31, 2012. The income tax benefit for the three months ended August 31, 2013 was due to the recognition of unrecognized tax benefits associated with the expiration of a state statute of limitation. The income tax benefit for the three months ended August 31, 2012 primarily reflected the resolution of a federal tax audit, which resulted in an income tax benefit of $10.8 million and the realization of $1.1 million of deferred tax assets. For the nine months ended August 31, 2013, our income tax benefit totaled $1.8 million, compared to $14.8 million for the nine months ended August 31, 2012. The income tax benefit for the nine months ended August 31, 2013 primarily reflected the resolution of a state tax audit in the second quarter of 2013, which resulted in a refund receivable of $1.4 million, as well as the recognition of unrecognized tax benefits of $.9 million. The income tax benefit recognized for the nine months ended August 31, 2012 primarily resulted from the resolution of the federal tax audit described above and a $4.1 million state income tax refund received in the second quarter of 2012 in connection with the resolution of a state tax audit. Due to the effects of our deferred tax asset valuation allowance and changes in our unrecognized tax benefits, our effective tax rates for the three months and nine months ended August 31, 2013 and August 31, 2012 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax results for those periods.
In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Our deferred tax asset valuation allowance of $879.7 million remained unchanged during the three months ended August 31, 2013. During the nine months ended August 31, 2013, we reduced our deferred tax asset valuation allowance by $.4 million to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards. For the three months and nine months ended August 31, 2012, we recorded valuation allowances of $7.1 million and $35.1 million, respectively, against the net deferred tax assets generated from the losses for those periods.
We had no net deferred tax assets at August 31, 2013 or November 30, 2012 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $879.7 million at August 31, 2013 from $880.1 million at November 30, 2012, reflecting the $.4 million valuation allowance adjustment recorded during the nine months ended August 31, 2013.
During the three months and nine months ended August 31, 2013, our total gross unrecognized tax benefits decreased by $.9 million. The total amount of gross unrecognized tax benefits, including interest and penalties, that would affect the effective tax rate was $.4 million as of August 31, 2013. We anticipate that total unrecognized tax benefits will decrease by an amount ranging from $.1 million to $.4 million during the twelve months from this reporting date due to various state tax filings associated with the resolution of a federal tax audit.
The benefits of our net operating losses (“NOL”), built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of August 31, 2013, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2013	2012
Summary of cash and cash equivalents at end of period:
Homebuilding	$383,314	$420,392
Financial services	3,151	2,732
Total	$386,465	$423,124

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$34,902	$53,359
Income taxes paid	623	723
Income taxes refunded	61	6,217

Supplemental disclosures of noncash activities:
Increase (decrease) in consolidated inventories not owned	$4,831	$(3,861)
Cost of inventories acquired through seller financing	27,600	53,625
Issuance of stock under stock-based compensation plans	8,346	—

19.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of August 31, 2013 and the revisions/reclassifications discussed in Note 1. Basis of Presentation and Significant Accounting Policies.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,306,981	$171,618	$—	$1,478,599
Homebuilding:
Revenues	$—	$1,306,981	$163,423	$—	$1,470,404
Construction and land costs	—	(1,092,603)	(140,041)	—	(1,232,644)
Selling, general and administrative expenses	(45,355)	(122,817)	(24,480)	—	(192,652)
Operating income (loss)	(45,355)	91,561	(1,098)	—	45,108
Interest income	607	17	5	—	629
Interest expense	49,253	(85,644)	(4,682)	—	(41,073)
Equity in loss of unconsolidated joint ventures	—	(1,656)	(2)	—	(1,658)
Homebuilding pretax income (loss)	4,505	4,278	(5,777)	—	3,006
Financial services pretax income	—	—	7,041	—	7,041
Total pretax income	4,505	4,278	1,264	—	10,047
Income tax benefit	800	800	200	—	1,800
Equity in net income of subsidiaries	6,542	—	—	(6,542)	—
Net income	$11,847	$5,078	$1,464	$(6,542)	$11,847

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Revised Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$869,357	$112,557	$—	$981,914
Homebuilding:
Revenues	$—	$869,357	$104,698	$—	$974,055
Construction and land costs	—	(746,456)	(89,773)	—	(836,229)
Selling, general and administrative expenses	(45,480)	(107,471)	(20,693)	—	(173,644)
Operating income (loss)	(45,480)	15,430	(5,768)	—	(35,818)
Interest income	332	5	26	—	363
Interest expense	37,026	(86,597)	(4,244)	—	(53,815)
Equity in loss of unconsolidated joint ventures	—	(36)	(1)	—	(37)
Homebuilding pretax loss	(8,122)	(71,198)	(9,987)	—	(89,307)
Financial services pretax income	—	—	7,830	—	7,830
Total pretax loss	(8,122)	(71,198)	(2,157)	—	(81,477)
Income tax benefit	1,600	12,800	400	—	14,800
Equity in net loss of subsidiaries	(60,155)	—	—	60,155	—
Net loss	$(66,677)	$(58,398)	$(1,757)	$60,155	$(66,677)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$480,069	$68,905	$—	$548,974
Homebuilding:
Revenues	$—	$480,069	$65,731	$—	$545,800
Construction and land costs	—	(390,567)	(55,814)	—	(446,381)
Selling, general and administrative expenses	(11,203)	(43,691)	(8,562)	—	(63,456)
Operating income (loss)	(11,203)	45,811	1,355	—	35,963
Interest income	178	15	—	—	193
Interest expense	19,646	(28,778)	(2,194)	—	(11,326)
Equity in income (loss) of unconsolidated joint ventures	—	(657)	1	—	(656)
Homebuilding pretax income (loss)	8,621	16,391	(838)	—	24,174
Financial services pretax income	—	—	2,404	—	2,404
Total pretax income	8,621	16,391	1,566	—	26,578
Income tax benefit	200	500	—	—	700
Equity in net income of subsidiaries	18,457	—	—	(18,457)	—
Net income	$27,278	$16,891	$1,566	$(18,457)	$27,278

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Revised Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$380,165	$44,339	$—	$424,504
Homebuilding:
Revenues	$—	$380,165	$41,390	$—	$421,555
Construction and land costs	—	(313,469)	(37,887)	—	(351,356)
Selling, general and administrative expenses	(16,546)	(37,705)	(5,081)	—	(59,332)
Operating income (loss)	(16,546)	28,991	(1,578)	—	10,867
Interest income	107	(1,925)	1,935	—	117
Interest expense	6,096	(27,616)	(1,540)	—	(23,060)
Equity in income of unconsolidated joint ventures	—	277	1	—	278
Homebuilding pretax loss	(10,343)	(273)	(1,182)	—	(11,798)
Financial services pretax income	—	—	4,359	—	4,359
Total pretax income (loss)	(10,343)	(273)	3,177	—	(7,439)
Income tax benefit (expense)	14,900	400	(4,600)	—	10,700
Equity in net loss of subsidiaries	(1,296)	—	—	1,296	—
Net income (loss)	$3,261	$127	$(1,423)	$1,296	$3,261

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet
August 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$306,955	$63,968	$12,391	$—	$383,314
Restricted cash	41,631	—	—	—	41,631
Receivables	167	70,719	1,459	—	72,345
Inventories	—	2,046,106	183,614	—	2,229,720
Investments in unconsolidated joint ventures	—	124,049	2,500	—	126,549
Other assets	91,083	8,718	1,446	—	101,247
	439,836	2,313,560	201,410	—	2,954,806
Financial services	—	—	10,035	—	10,035
Intercompany receivables	2,037,313	—	—	(2,037,313)	—
Investments in subsidiaries	33,771	—	—	(33,771)	—
Total assets	$2,510,920	$2,313,560	$211,445	$(2,071,084)	$2,964,841
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$136,473	$258,175	$132,265	$—	$526,913
Mortgages and notes payable	1,876,441	60,616	—	—	1,937,057
	2,012,914	318,791	132,265	—	2,463,970
Financial services	—	—	2,865	—	2,865
Intercompany payables	—	1,978,378	58,935	(2,037,313)	—
Stockholders’ equity	498,006	16,391	17,380	(33,771)	498,006
Total liabilities and stockholders’ equity	$2,510,920	$2,313,560	$211,445	$(2,071,084)	$2,964,841

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Revised Condensed Consolidating Balance Sheet
November 30, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$457,007	$52,933	$14,825	$—	$524,765
Restricted cash	42,362	—	—	—	42,362
Receivables	121	63,600	1,100	—	64,821
Inventories	—	1,572,999	133,572	—	1,706,571
Investments in unconsolidated joint ventures	—	114,292	9,382	—	123,674
Other assets	85,901	15,638	(6,489)	—	95,050
	585,391	1,819,462	152,390	—	2,557,243
Financial services	—	—	4,455	—	4,455
Intercompany receivables	1,559,712	—	—	(1,559,712)	—
Investments in subsidiaries	11,411	—	—	(11,411)	—
Total assets	$2,156,514	$1,819,462	$156,845	$(1,571,123)	$2,561,698
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$134,314	$207,641	$116,934	$—	$458,889
Mortgages and notes payable	1,645,394	77,421	—	—	1,722,815
	1,779,708	285,062	116,934	—	2,181,704
Financial services	—	—	3,188	—	3,188
Intercompany payables	—	1,534,400	25,312	(1,559,712)	—
Stockholders’ equity	376,806	—	11,411	(11,411)	376,806
Total liabilities and stockholders’ equity	$2,156,514	$1,819,462	$156,845	$(1,571,123)	$2,561,698

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$11,847	$5,078	$1,464	$(6,542)	$11,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	1,655	(1,078)	—	577
Land option contract abandonments	—	284	—	—	284
Changes in assets and liabilities:
Receivables	(46)	(7,119)	164	—	(7,001)
Inventories	—	(445,791)	(45,211)	—	(491,002)
Accounts payable, accrued expenses and other liabilities	10,505	50,534	11,276	—	72,315
Other, net	9,893	1,304	324	—	11,521
Net cash provided by (used in) operating activities	32,199	(394,055)	(33,061)	(6,542)	(401,459)

Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(5,064)	(4,992)	—	(10,056)
Purchases of property and equipment, net	(346)	(735)	(278)	—	(1,359)
Net cash used in investing activities	(346)	(5,799)	(5,270)	—	(11,415)

Cash flows from financing activities:
Change in restricted cash	731	—	—	—	731
Proceeds from issuance of debt	230,000	—	—	—	230,000
Payment of debt issuance costs	(10,086)	—	—	—	(10,086)
Payments on mortgages and land contracts due to land sellers and other loans	—	(44,405)	—	—	(44,405)
Proceeds from issuance of common stock, net	109,503	—	—	—	109,503
Issuance of common stock under employee stock plans	2,147	—	—	—	2,147
Payments of cash dividends	(6,272)	—	—	—	(6,272)
Stock repurchases	(7,967)	—	—	—	(7,967)
Intercompany	(499,961)	455,294	38,125	6,542	—
Net cash provided by (used in) financing activities	(181,905)	410,889	38,125	6,542	273,651
Net increase (decrease) in cash and cash equivalents	(150,052)	11,035	(206)	—	(139,223)
Cash and cash equivalents at beginning of period	457,007	52,933	15,748	—	525,688
Cash and cash equivalents at end of period	$306,955	$63,968	$15,542	$—	$386,465

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Revised Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2012 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(66,677)	$(58,398)	$(1,757)	$60,155	$(66,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	35	(2,206)	—	(2,171)
Inventory impairments	—	22,912	—	—	22,912
Changes in assets and liabilities:
Receivables	(26,660)	(1,577)	23,735	—	(4,502)
Inventories	—	10,157	(20,719)	—	(10,562)
Accounts payable, accrued expenses and other liabilities	(347)	(17,309)	(13,610)	—	(31,266)
Other, net	9,796	539	6,131	—	16,466
Net cash used in operating activities	(83,888)	(43,641)	(8,426)	60,155	(75,800)

Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	—	3,801	(936)	—	2,865
Sales (purchases) of property and equipment, net	(65)	(989)	2	—	(1,052)
Net cash provided by (used in) investing activities	(65)	2,812	(934)	—	1,813

Cash flows from financing activities:
Change in restricted cash	18,368	—	—	—	18,368
Proceeds from issuance of debt	694,831	—	—	—	694,831
Payment of debt issuance costs	(12,195)	—	—	—	(12,195)
Repayment of senior notes	(592,645)	—	—	—	(592,645)
Payments on mortgages and land contracts due to land sellers and other loans	—	(21,099)	—	—	(21,099)
Issuance of common stock under employee stock plans	451	—	—	—	451
Payments of cash dividends	(8,674)	—	—	—	(8,674)
Intercompany	3,687	58,590	(2,122)	(60,155)	—
Net cash provided by (used in) financing activities	103,823	37,491	(2,122)	(60,155)	79,037
Net increase (decrease) in cash and cash equivalents	19,870	(3,338)	(11,482)	—	5,050
Cash and cash equivalents at beginning of period	340,957	46,375	30,742	—	418,074
Cash and cash equivalents at end of period	$360,827	$43,037	$19,260	$—	$423,124

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,		Variance
	2013	2012	2013	2012	Nine Months	Three Months
Revenues:
Homebuilding	$1,470,404	$974,055	$545,800	$421,555	51%	29%
Financial services	8,195	7,859	3,174	2,949	4	8
Total	$1,478,599	$981,914	$548,974	$424,504	51%	29%
Pretax income (loss):
Homebuilding	$3,006	$(89,307)	$24,174	$(11,798)	(a)	(a)
Financial services	7,041	7,830	2,404	4,359	(10)%	(45)%
Total pretax income (loss)	10,047	(81,477)	26,578	(7,439)	(a)	(a)
Income tax benefit	1,800	14,800	700	10,700	(88)	(93)
Net income (loss)	$11,847	$(66,677)	$27,278	$3,261	(a)	736%
Basic earnings (loss) per share	$.14	$(.86)	$.32	$.04	(a)	700%
Diluted earnings (loss) per share	$.14	$(.86)	$.30	$.04	(a)	650%

(a) Percentage not meaningful.
The housing market recovery continued to advance during the nine months ended August 31, 2013, supported by steady demand, low inventories of homes available for sale, and generally favorable economic conditions and demographic trends. Housing demand was fueled primarily by high housing affordability, largely due to relatively low mortgage loan interest rates, even with an increase during the third quarter, and positive consumer confidence. Although the performance of housing markets remains varied and the recent uptick in mortgage loan interest rates and home price levels has slowed sales activity in some markets, we expect to see a steady rise in demand for housing in the coming quarters as consumers adjust to both higher mortgage loan interest rates and selling prices. We are encouraged by the strength of the current housing environment as compared to a year ago, and believe there will be additional progress through the remainder of 2013 and into 2014.
In the three months and nine months ended August 31, 2013, we generated meaningful improvement in most of our financial and operational metrics, including increases in revenues, housing gross profit margin, net income and earnings per share, primarily due to our efforts over the past few years to reposition our homebuilding activities and investments toward higher-performing, desirable locations in land-constrained growth markets, to refine our products to meet consumer preferences and to execute on related profitability and growth strategies, as well as the strengthening housing markets. We ended the 2013 third quarter with potential future housing revenues in backlog of $808.5 million, up 9% from a year ago, even though the number of homes in our backlog decreased 3% from August 31, 2012, mainly due to a 9% year-over-year decline in our third quarter 2013 net orders. Our year-over-year net orders moderated largely due to our emphasis on expanding our housing gross profit margins and managing our land assets to maximize revenues and investment returns amid relatively healthy consumer demand. This emphasis helped produce a higher average selling price for our homes delivered in the current quarter and increase the overall value of our third quarter net orders to $528.9 million, up 7% from the year-earlier quarter. During the 2013 third quarter, we also saw favorable year-over-year performance in the number of homes delivered; selling, general and administrative expenses as a percentage of housing revenues; and homebuilding operating income.
Since 2013 began, we have taken a number of steps to further strengthen our business and to support our ongoing community positioning and related profitability and growth strategies. We raised total net proceeds of $332.2 million through the concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering; entered into the

Credit Facility; invested $889.2 million in land and land development; and formed a mortgage banking company in partnership with Nationstar to offer mortgage banking services to our homebuyers, as further discussed below.
Three Months Ended August 31, 2013

•
Revenues. Total revenues of $549.0 million for the three months ended August 31, 2013 increased 29% from $424.5 million for the three months ended August 31, 2012, primarily due to higher homebuilding revenues, which were generated entirely from housing operations. Housing revenues rose 29% to $545.8 million for the third quarter of 2013 from $421.6 million for the year-earlier quarter, reflecting increases in the number of homes delivered and average selling prices across all of our homebuilding reporting segments. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. Our total revenues included financial services revenues of $3.2 million for the three months ended August 31, 2013 and $2.9 million for the three months ended August 31, 2012.

◦
Homes Delivered. We delivered 1,825 homes in the third quarter of 2013, up 6% from 1,720 homes delivered in the year-earlier quarter. This increase was primarily due to our higher backlog level at the beginning of the current quarter, which was up 6% on a year-over-year basis, and reflected the strategic positioning of our communities in markets and submarkets where demand is relatively strong.

◦
Average Selling Price. Our overall average selling price of homes delivered increased to $299,100 in the third quarter of 2013, up $54,000 or 22%, from $245,100 in the year-earlier quarter. This increase reflected our strategic community positioning efforts, which have resulted in more of our served markets and submarkets generally featuring buyers with higher household incomes who choose larger home sizes and spend more on design options and features at our KB Home Studios; our emphasis on pricing discipline to earn incremental revenues and drive profitability; and general market increases in home prices. In our West Coast homebuilding reporting segment, which contributed nearly half of our housing revenues for the quarter, there was a 25% year-over-year increase in the average selling price largely as a result of a shift in our geographic mix to communities in coastal submarkets in California, which feature generally higher selling prices and demand for homes as compared to inland submarkets in the state.

•
Operating Income. Our homebuilding operating income of $36.0 million for the three months ended August 31, 2013 increased by $25.1 million from $10.9 million for the three months ended August 31, 2012. The year-over-year improvement reflected higher housing gross profits, partly offset by higher selling, general and administrative expenses in the third quarter of 2013.

◦
Housing Gross Profits. Housing gross profits of $99.4 million for the three months ended August 31, 2013 rose by $29.2 million from $70.2 million for the year-earlier period. Our housing gross profit margin improved to 18.2% in the current quarter, compared to 16.7% in the third quarter of 2012. Our housing gross profit margin for the three months ended August 31, 2013 included a charge of $5.9 million associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida. In the third quarter of 2012, our housing gross profit margin included probable insurance recoveries of $16.5 million, which were partially offset by $6.4 million of inventory impairment charges. Excluding the above-mentioned charges and items for 2013 and 2012, our adjusted housing gross profit margin expanded by 500 basis points to 19.3% in the third quarter of 2013 from 14.3% in the year-earlier quarter. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.” The year-over-year improvement in our adjusted housing gross profit margin primarily reflected our ongoing execution of strategies targeting growth and profitability and our actions to generate greater operating efficiencies, partly offset by the impact of higher direct construction labor and material costs in the 2013 period.

◦
Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $4.2 million, or 7%, to $63.5 million for the three months ended August 31, 2013 from $59.3 million for the year-earlier period, reflecting, among other things, the higher volume of homes delivered in the current quarter and corresponding higher housing revenues. As a percentage of housing revenues, selling, general and administrative expenses improved by 250 basis points to 11.6% for the three months ended August 31, 2013, from 14.1% for the year-earlier period, primarily due to higher housing revenues, our ongoing focus on containing and leveraging our overhead costs while positioning for future growth, and an offset to expenses in the current period of $6.2 million associated with outstanding cash-settled, equity-based compensation awards due to a decrease in the market price of our common stock.

◦
Interest Expense. Interest expense of $11.3 million for the three months ended August 31, 2013 decreased from $23.1 million for the year-earlier period, reflecting an increase in the amount of inventory qualifying for interest capitalization in the current period, and the inclusion of an $8.3 million loss on an early extinguishment of debt associated with the repurchase of certain of our senior notes due 2014 and 2015 pursuant to the applicable July 2012 Tender Offers in the three months ended August 31, 2012.

•
Net Income. Our net income increased to $27.3 million, or $.30 per diluted share, for the three months ended August 31, 2013, compared to $3.3 million, or $.04 per diluted share, for the three months ended August 31, 2012. In the current quarter, our net income included the above-mentioned water intrusion-related charge and an income tax benefit of $.7 million. Our net income in the third quarter of 2012 included the above-mentioned probable insurance recoveries and an income tax benefit of $10.7 million, which were partially offset by the $8.3 million loss on the early extinguishment of debt, and the inventory impairment charges mentioned above. Our diluted earnings per share for the 2013 third quarter reflected a year-over-year increase of 22% in the number of weighted average diluted shares outstanding due to the impact of the Common Stock Offering and the issuance of the $230 Million Convertible Senior Notes in 2013.

Nine Months Ended August 31, 2013

•
Revenues. Total revenues of $1.48 billion for the nine months ended August 31, 2013 increased 51% from $981.9 million for the corresponding period of 2012. Our total revenues included financial services revenues of $8.2 million for the nine months ended August 31, 2013 and $7.9 million for the corresponding period of 2012.

◦	Homes Delivered. We delivered 5,107 homes in the first nine months of 2013, up 23% from 4,160 in the year-earlier period.

◦	Average Selling Price. Our overall average selling price of $287,900 for the nine months ended August 31, 2013 increased 23% from $234,100 for the corresponding year-earlier period.

•
Net Income (Loss). We generated net income of $11.8 million, or $.14 per diluted share, for the nine months ended August 31, 2013, compared to a net loss of $66.7 million, or $.86 per diluted share, for the year-earlier period. Net income for the first nine months of 2013 included net water intrusion-related charges of $23.5 million, land option contract abandonment charges of $.3 million, and an income tax benefit of $1.8 million. Our net loss for the first nine months of 2012 included probable insurance recoveries of $26.5 million, favorable warranty adjustments of $11.2 million, and an income tax benefit of $14.8 million. These items were partly offset by $22.9 million of inventory impairment charges, a $10.3 million loss on the early extinguishment of debt associated with the repurchase of certain of our senior notes pursuant to the January 2012 and July 2012 Tender Offers, and an $8.8 million charge recorded as a result of an unfavorable court decision that we are appealing.

Balance Sheet

•
Cash, Cash Equivalents and Restricted Cash. Our cash, cash equivalents and restricted cash totaled $424.9 million at August 31, 2013, compared to $567.1 million at November 30, 2012. Of our total cash, cash equivalents and restricted cash at August 31, 2013 and November 30, 2012, $383.3 million and $524.8 million, respectively, was unrestricted. The decrease in our total cash, cash equivalents and restricted cash was largely due to investments in land and land development during the nine months ended August 31, 2013, partly offset by our concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering in the first quarter of 2013, which generated total net proceeds of $332.2 million. In the first nine months of 2013, our operating activities used net cash of $401.5 million, up from $75.8 million in the corresponding period of 2012, mainly due to investments in land and land development that drove our inventories higher at August 31, 2013 compared to the November 30, 2012 level.

•
Inventories. Reflecting our investments in land and land development of $889.2 million in the first nine months of the year, our inventory balance of $2.23 billion at August 31, 2013 increased 31% from $1.71 billion at November 30, 2012. We made strategic investments in land and land development in each of our homebuilding reporting segments during the nine months ended August 31, 2013, with the majority of our investments made in our West Coast homebuilding reporting segment. We ended our 2013 third quarter with a land inventory portfolio comprised of 55,877 lots owned or controlled, representing an increase of 25% from the 44,752 lots owned or controlled at November 30, 2012.

•
Mortgages and Notes Payable. Our debt balance was $1.94 billion at August 31, 2013, compared to $1.72 billion at November 30, 2012. Our debt balance at August 31, 2013 reflected the underwritten public issuance of the $230 Million Convertible Senior Notes in the first quarter of 2013. Our ratio of debt to total capital was 79.5% at August 31, 2013, compared to 82.1% at November 30, 2012. Our ratio of net debt to total capital (a calculation that is described below under “Non-GAAP Financial Measures”) was 75.2% at August 31, 2013, compared to 75.4% at November 30, 2012.

•
Stockholders’ Equity. Our stockholders’ equity increased to $498.0 million at August 31, 2013 from $376.8 million at November 30, 2012, primarily due to the Common Stock Offering in the first quarter of 2013 and the net income we generated for the nine months ended August 31, 2013, partly offset by the cash dividends we paid on our common stock in each of the first three quarters of 2013.

Net Orders and Backlog

•
Net Orders. Reflecting our emphasis on housing gross profit margin expansion and value creation over sales pace, net orders from our homebuilding operations decreased 9% to 1,736 in the third quarter of 2013 from 1,900 in the year-earlier quarter. The year-over-year decline in overall net orders reflected decreases in our West Coast and Central homebuilding reporting segments of 35% and 3%, respectively, partly offset by increases in our Southwest and Southeast homebuilding reporting segments of 17% and 20%, respectively.

◦
The decline in net orders from our West Coast homebuilding reporting segment was largely due to a 22% decrease in the average community count in this segment that resulted from the combination of a shift in our investment strategy favoring coastal submarkets in this segment, and our selling through several communities in more inland submarkets in the third quarter of 2012 that were intentionally not replaced. We also experienced some delays in opening new communities in the 2013 third quarter to complete entitlement and development activities, which in some cases were impacted by extended municipal processing times during the year due to increased construction activity and local government budget and job cuts. Additionally, in the 2013 third quarter, we deliberately managed our sales pace in certain higher-margin communities to drive profitability.

◦
The overall value of the net orders we generated in the third quarter of 2013 increased 7% to $528.9 million from $493.3 million in the year-earlier quarter as a result of the higher average selling prices in each of our homebuilding reporting segments. Three of our four homebuilding reporting segments generated year-over-year increases in net order value in the current quarter, with our Southwest homebuilding reporting segment up 30% to $44.9 million, our Central homebuilding reporting segment up 18% to $160.6 million, and our Southeast homebuilding reporting segment up 37% to $96.3 million. The value of net orders generated by our West Coast homebuilding reporting segment in the 2013 third quarter decreased 10% from the year-earlier quarter to $227.1 million, reflecting the decline in the number of net orders in this segment, partly offset by a higher average selling price.

◦
For the nine months ended August 31, our net orders increased 8% to 5,569 in 2013 from 5,146 in 2012. The value of the net orders we generated in the nine months ended August 31, 2013 increased 32% to $1.68 billion from $1.27 billion in the year-earlier period.

◦
Our third quarter cancellation rate was 33% in 2013 and 29% in 2012. We define our cancellation rate in a given period as the total number of contracts for new homes canceled divided by the total new (gross) orders for homes during the same period.

•
Backlog. Our backlog at August 31, 2013 was comprised of 3,039 homes, representing potential future housing revenues of $808.5 million, and at August 31, 2012 was 3,142 homes, representing potential future housing revenues of $744.7 million. The number of homes in our backlog decreased 3% year over year, primarily due to the 9% year-over-year decline in our third quarter 2013 net orders. The potential future housing revenues in our backlog at August 31, 2013 rose 9% from August 31, 2012, reflecting a higher average selling price.

The following table presents information concerning our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Net orders	5,569	5,146	1,736	1,900
Net order value	$1,675,364	$1,273,876	$528,922	$493,277
Cancellation rate	30%	29%	33%	29%
Ending backlog — homes	3,039	3,142	3,039	3,142
Ending backlog — value	$808,483	$744,744	$808,483	$744,744
Ending community count	189	166	189	166
Average community count	179	182	187	172
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
Our higher average community count for the three months ended August 31, 2013 compared to the corresponding year-earlier period reflected the impact of our strategic community positioning efforts and increased land acquisition and land development activities, as well as our opening of new communities for sales. We expect that our average community count will continue to increase through the remainder of 2013 as a result of the substantial inventory-related investments we made in 2012 and in the nine months ended August 31, 2013, additional investments we intend to make in the fourth quarter, and planned new community openings. Reflecting the investments we have made, our ending community count as of August 31, 2013 increased 14% to 189 from 166 at August 31, 2012.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Revenues:
Housing	$1,470,404	$974,055	$545,800	$421,555
Land	—	—	—	—
Total	1,470,404	974,055	545,800	421,555
Costs and expenses:
Construction and land costs
Housing	(1,232,644)	(836,229)	(446,381)	(351,356)
Land	—	—	—	—
Total	(1,232,644)	(836,229)	(446,381)	(351,356)
Selling, general and administrative expenses	(192,652)	(173,644)	(63,456)	(59,332)
Total	(1,425,296)	(1,009,873)	(509,837)	(410,688)
Operating income (loss)	$45,108	$(35,818)	$35,963	$10,867
Homes delivered	5,107	4,160	1,825	1,720
Average selling price	$287,900	$234,100	$299,100	$245,100
Housing gross profit margin as a percentage of housing revenues	16.2%	14.1%	18.2%	16.7%
Adjusted housing gross profit margin as a percentage of housing revenues	17.8%	12.6%	19.3%	14.3%
Selling, general and administrative expenses as a percentage of housing revenues	13.1%	17.8%	11.6%	14.1%
Operating income (loss) as a percentage of homebuilding revenues	3.1%	(3.7)%	6.6%	2.6%
We have grouped our homebuilding activities into four reporting segments, which we refer to as West Coast, Southwest, Central and Southeast. As of August 31, 2013, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona, Nevada and New Mexico; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders, cancellation rates and ending backlog by homebuilding reporting segment:

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2013	2012	2013	2012	2013	2012
West Coast	555	541	427	658	25%	23%
Southwest	194	186	180	154	24	16
Central	757	700	743	765	41	35
Southeast	319	293	386	323	27	27
Total	1,825	1,720	1,736	1,900	33%	29%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2013	2012	2013	2012	2013	2012
West Coast	1,658	1,180	1,544	1,547	23%	26%
Southwest	545	513	568	523	23	19
Central	1,965	1,723	2,364	2,212	37	34
Southeast	939	744	1,093	864	27	30
Total	5,107	4,160	5,569	5,146	30%	29%

	August 31,
	Backlog – Homes		Backlog – Value (in thousands)
Segment	2013	2012	2013	2012
West Coast	570	830	$276,031	$327,528
Southwest	206	213	48,646	40,727
Central	1,548	1,507	315,900	251,900
Southeast	715	592	167,906	124,589
Total	3,039	3,142	$808,483	$744,744
Revenues. Our homebuilding revenues for the three months ended August 31, 2013 and 2012 were generated solely from housing operations. Housing revenues rose 29% to $545.8 million for the three months ended August 31, 2013 from $421.6 million for the year-earlier period as a result of increases in homes delivered and higher average selling prices across all of our homebuilding reporting segments. We delivered a total of 1,825 homes in the third quarter of 2013, up 6% from 1,720 homes delivered in the year-earlier quarter. The increase in homes delivered was largely due to our higher backlog level at the beginning of the current quarter, which was up 6% on a year-over-year basis, while our backlog conversion ratio of 58% in the current quarter remained consistent with the year-earlier quarter. Our higher beginning backlog level primarily reflected the strategic positioning of our communities in markets and submarkets where demand is relatively strong. In the third quarter of 2013, each of our homebuilding reporting segments posted year-over-year increases in the number of homes delivered, ranging from 3% in our West Coast homebuilding reporting segment to 9% in our Southeast homebuilding reporting segment. We use the term “backlog conversion ratio” in this discussion and analysis to refer to the number of homes delivered for a period divided by the number of homes in backlog at the beginning of the period.
The overall average selling price of homes delivered increased $54,000, or 22%, to $299,100 in the three months ended August 31, 2013 from $245,100 in the year-earlier period. The higher average selling price in the 2013 third quarter reflected our strategic community positioning efforts, which have resulted in more of our served markets and submarkets generally featuring buyers with higher household incomes who choose larger home sizes and spend more on design options and features at our KB Home Studios; our emphasis on pricing discipline to earn incremental revenues and drive profitability; and general market increases in home prices. The third quarter of 2013 marked the thirteenth consecutive quarter that our average selling price of homes delivered has increased on a year-over-year basis. Compared to the year-earlier quarter, each of our homebuilding reporting segments posted a double-digit percentage increase in average selling price for the three months ended August 31, 2013, with increases ranging from 15% in our Southeast homebuilding reporting segment to 28% in our Southwest homebuilding reporting segment. In our West Coast homebuilding reporting segment, which contributed nearly half of our housing revenues for the quarter, there was a 25% year-over-year increase in the average selling price largely as a result of a shift in our geographic mix to communities in coastal submarkets in California, which feature generally higher selling prices and demand for homes as compared to inland submarkets in the state.
In the nine months ended August 31, 2013 and 2012, all of our homebuilding revenues were generated solely from housing operations. Housing revenues for the nine months ended August 31, 2013 rose $496.3 million, or 51%, from $974.1 million for the year-earlier period due to a 23% increase in the number of homes delivered and a 23% increase in the average selling price. We delivered 5,107 homes in the nine months ended August 31, 2013, up from 4,160 homes delivered in the year-earlier period. The year-over-year increase in the number of homes delivered was largely due to the higher backlog levels at the beginning of the first, second and third quarters of 2013, and a higher backlog conversion ratio in the first and second quarters of 2013, partly due to the continuous improvement in Nationstar’s performance as our preferred mortgage lender. Our average selling price in the nine months ended August 31, 2013 rose to $287,900 from $234,100 in the nine months ended August 31, 2012 for the reasons described above with respect to the three months ended August 31, 2013.
Operating Income (Loss). Our operating income of $36.0 million for the three months ended August 31, 2013 increased by $25.1 million from $10.9 million generated for the year-earlier period. For the nine months ended August 31, 2013, our homebuilding business generated operating income of $45.1 million, representing a substantial improvement from the operating loss of $35.8 million posted for the nine months ended August 31, 2012. The year-over-year improvement for the three months and nine months of 2013 was primarily due to an increase in housing gross profits, partly offset by higher selling, general and administrative expenses.
The following table presents a summary of charges and other items included in our operating income (loss) (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Inventory impairment and land option contract abandonment charges	$(284)	$(22,912)	$—	$(6,403)
Water intrusion-related charges	(23,478)	—	(5,931)	—
Warranty adjustments	—	11,162	—	—
Insurance recoveries	—	26,534	—	16,534
Court decision charge	—	(8,764)	—	—
Total	$(23,762)	$6,020	$(5,931)	$10,131
Housing gross profits increased by $29.2 million to $99.4 million for the three months ended August 31, 2013 from $70.2 million for the year-earlier period. In the 2013 third quarter, our housing gross profits included a charge of $5.9 million associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, as discussed in Note 13. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. As of August 31, 2013, based on our investigation, we believe it is probable that we will recover a portion of our total estimated repair costs associated with affected homes from various sources, including subcontractors involved with the original construction of the homes and their insurers. Because we rely on subcontractors for the construction of our homes, we also expect them to stand behind the work they do and to be accountable for any defective construction or materials they perform or provide. We are therefore actively pursuing several efforts, including legal proceedings, to recover the cost of repairs from all responsible parties. Our investigation into the water intrusion-related issues, including the process of determining potentially responsible parties and our efforts to obtain recoveries, are ongoing, and as a result, our estimate of probable recoveries may change as additional information is obtained. We believe it is reasonably possible that our loss in this matter could exceed the amount accrued as of August 31, 2013 by up to $10 million.
In the 2012 third quarter, our housing gross profits included insurance recoveries of $16.5 million, which were partly offset by $6.4 million of inventory impairment charges. Our housing gross profit margin for the third quarter of 2013 was 18.2%, compared to 16.7% in the year-earlier quarter. Our adjusted housing gross profit margin improved by 500 basis points to 19.3% in the third quarter of 2013, compared to the adjusted housing gross profit margin of 14.3% in the third quarter of 2012. As discussed above under “Overview - Three Months Ended August 31, 2013” and below under “Non-GAAP Financial Measures,” the adjusted housing gross profit margin excludes certain charges and other items in both periods, and we believe it provides a clearer measure of the performance of our business.
In connection with the higher volume of homes delivered in the current quarter and corresponding higher homebuilding revenues generated, our selling, general and administrative expenses increased to $63.5 million in the third quarter of 2013 from $59.3 million in the year-earlier quarter. As a percentage of housing revenues, selling, general and administrative expenses improved by 250 basis points to 11.6% for the three months ended August 31, 2013 from 14.1% for the year-earlier period. The year-over-year improvement in our selling, general and administrative expense percentage was primarily due to higher housing revenues, our ongoing focus on containing and leveraging our overhead costs while positioning for future growth, and an offset to expense in the current period of $6.2 million associated with outstanding cash-settled, equity-based compensation awards in the current period due to a decrease in the market price of our common stock. As discussed in Note 15. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, certain elections by our directors under the Director Plan during the three months ended August 31, 2013 are expected to reduce the degree of variability in the expense associated with these types of compensation awards in future quarters.

Our housing gross profits of $237.8 million for the nine months ended August 31, 2013 increased by $100.0 million from $137.8 million for the year-earlier period. Housing gross profits for the nine months ended August 31, 2013 included a net charge of $23.5 million for water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, as discussed in Note 13. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, and $.3 million of land option contract abandonment charges. For the nine months ended August 31, 2012, housing gross profits included insurance recoveries of $26.5 million and favorable warranty adjustments of $11.2 million, which were partly offset by $22.9 million of inventory impairment charges. For the first nine months of 2013, our housing gross profit margin improved by 210 basis points to 16.2% from 14.1% for the year-earlier period. Our adjusted housing gross profit margin improved by 520 basis points to 17.8% for the nine months ended August 31, 2013 from 12.6% for the nine months ended August 31, 2012.
Selling, general and administrative expenses increased by $19.1 million, or 11%, to $192.7 million for the nine months ended August 31, 2013 from $173.6 million for the corresponding period of 2012 due to the increased volume of homes delivered and higher housing revenues generated in the 2013 period. Selling, general and administrative expenses for the nine months ended August 31, 2012 included an $8.8 million charge related to an unfavorable court decision that we are appealing as discussed in Note 14. Legal Matters in the Notes to Consolidated Financial Statements in this report. As a percentage of housing revenues, selling, general and administrative expenses improved to 13.1% for the nine months ended August 31, 2013 from 17.8% for the year-earlier period for the reasons described above with respect to the three months ended August 31, 2013.
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
The following table presents information regarding inventory impairment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Inventory impairments:
Number of communities or land parcels evaluated for recoverability	54	109	16	33
Number of communities or land parcels impaired (a)	—	11	—	4

Pre-impairment carrying value of communities or land parcels impaired	$—	$53,532	$—	$9,627
Inventory impairment charges (a)	—	(22,912)	—	(6,403)
Post-impairment fair value	$—	$30,620	$—	$3,224

(a)
The inventory impairment charges we recognized in 2012 reflected challenging economic and housing market conditions in certain of our served markets and were partly due to our efforts to accelerate our return on investment in the affected communities. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.

As of August 31, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $306.7 million, representing 42 communities and various other land parcels. As of November 30, 2012, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $307.2 million, representing 46 communities and various other land parcels.
Also, as discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized no land option contract abandonment charges for the three months ended August 31, 2013 and $.3 million of such charges corresponding to 82 lots for the nine months ended August 31, 2013. There were no land option contract abandonment charges in the three months or nine months ended August 31, 2012. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventories as of August 31, 2013, based on our current estimated timeframe as to the delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories as of August 31, 2013	$1,012.3	$701.4	$417.0	$99.0	$2,229.7
The inventory balance in the 6 to 10 years category as of August 31, 2013 was located across all of our homebuilding reporting segments, although mostly in our West Coast and Southeast homebuilding reporting segments. The inventory balance in the greater than 10 years category as of August 31, 2013 was located in our Southwest and Southeast homebuilding reporting segments. The inventory balances in the 6 to 10 years and greater than 10 years categories, which collectively represented 23% of our total inventory balance at August 31, 2013, were primarily comprised of land held for future development.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated and reflected in the table above.
We believe that the carrying value of our inventory as of August 31, 2013 is recoverable. Our considerations in making this determination include, as applicable, the prevailing competitive, home sales, economic and regulatory environment, as well as other factors and trends that are incorporated into our impairment analyses. In addition, we consider the financial and operational status of and our expectations regarding our inventories, as well as unique attributes of each community or land parcel that could be viewed as indicators of potential future impairments. However, if conditions in the overall housing market or in specific markets worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.2 million for the three months ended August 31, 2013 and $.1 million for the three months ended August 31, 2012. For the nine months ended August 31, 2013, interest income totaled $.6 million compared to $.4 million for the corresponding period of 2012. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, decreased to $11.3 million for the three months ended August 31, 2013 from $23.1 million for the three months ended August 31, 2012. The year-over-year decrease reflected an increase in the amount of interest capitalized in the current quarter and the inclusion in the year-earlier quarter of an $8.3 million loss on the early extinguishment of debt associated with the repurchase of certain of our senior notes due 2014 and 2015 pursuant to the applicable July 2012 Tender Offers. For the nine months ended August 31, 2013, our interest expense, net of amounts capitalized, decreased to $41.1 million from $53.8 million for the year-earlier period, reflecting an increase in the amount of interest capitalized in the 2013 period and the inclusion in the 2012 period of a $10.3 million loss on the early extinguishment of debt as a result of completing the January 2012 Tender Offers and the July 2012 Tender Offers. The percentage of interest capitalized was 67% in the third quarter of 2013, compared to 53% in the year-earlier quarter. For the nine months ended August 31, 2013, the percentage of interest capitalized was 60%, compared to 51% in the year-earlier period. The percentage of interest capitalized increased in both periods of 2013 due to an increase in the amount of inventory qualifying for interest capitalization. Gross interest incurred totaled $34.3 million for the three months ended August 31, 2013 and $39.5 million for the year-earlier period, reflecting the loss on early extinguishment of debt included in the third quarter of 2012, partly offset by the higher average debt level in

2013. For the nine months ended August 31, 2013, gross interest incurred increased to $102.3 million from $99.6 million in the corresponding period of 2012 due to higher average debt levels in 2013, and the higher interest rates on the senior notes we issued during the year ended November 30, 2012 compared to the interest rates on the senior notes we purchased in that year, partly offset by the loss on early extinguishment of debt included in the 2012 period.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.7 million for the three months ended August 31, 2013, compared to our equity in income of unconsolidated joint ventures of $.3 million for the three months ended August 31, 2012. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. For the three months ended August 31, 2013, our unconsolidated joint ventures posted combined revenues of $5.6 million and generated combined income of $.9 million. For the three months ended August 31, 2012, our unconsolidated joint ventures posted combined revenues of $27.9 million and generated combined income of $8.1 million.
For the nine months ended August 31, 2013, our equity in loss of unconsolidated joint ventures was $1.7 million, compared to less than $.1 million for the corresponding period of 2012. Our unconsolidated joint ventures generated combined revenues of $11.9 million for the nine-month period ended August 31, 2013 and $27.9 million of combined revenues for the nine months ended August 31, 2012. Our unconsolidated joint ventures posted combined income of $1.4 million for the nine months ended August 31, 2013 and combined income of $7.4 million for the year-earlier period. Combined revenues for 2013 and 2012 were primarily due to land sales completed by an unconsolidated joint venture in Maryland.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Housing revenues	$1,470,404	$974,055	$545,800	$421,555
Housing construction and land costs	(1,232,644)	(836,229)	(446,381)	(351,356)
Housing gross profits	237,760	137,826	99,419	70,199
Add: Inventory impairment and land option contract abandonment charges	284	22,912	—	6,403
Water intrusion-related charges	23,478	—	5,931	—
Less: Warranty adjustments	—	(11,162)	—	—
Insurance recoveries	—	(26,534)	—	(16,534)
Adjusted housing gross profits	$261,522	$123,042	$105,350	$60,068
Housing gross profit margin as a percentage of housing revenues	16.2%	14.1%	18.2%	16.7%
Adjusted housing gross profit margin as a percentage of housing revenues	17.8%	12.6%	19.3%	14.3%

Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding inventory impairment and land option contract abandonment charges, water intrusion-related charges, warranty adjustments and insurance recoveries (as applicable) associated with housing operations recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profit we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross profit margin between periods. This financial measure assists us in making strategic decisions regarding community location and product mix, product pricing and construction pace. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of inventory impairment and land option contract abandonment charges, water intrusion-related charges, warranty adjustments and insurance recoveries.
Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	August 31, 2013	November 30, 2012
Mortgages and notes payable	$1,937,057	$1,722,815
Stockholders’ equity	498,006	376,806
Total capital	$2,435,063	$2,099,621
Ratio of debt to total capital	79.5%	82.1%

Mortgages and notes payable	$1,937,057	$1,722,815
Less: Cash and cash equivalents and restricted cash	(424,945)	(567,127)
Net debt	1,512,112	1,155,688
Stockholders’ equity	498,006	376,806
Total capital	$2,010,118	$1,532,494
Ratio of net debt to total capital	75.2%	75.4%

The ratio of net debt to total capital is a non-GAAP financial measure, which we calculate by dividing mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, by total capital (mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, plus stockholders’ equity). The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt to total capital is a relevant and useful financial measure to investors in understanding the degree of leverage employed in our operations.

HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,		Variance
	2013	2012	2013	2012	Nine Months	Three Months
West Coast:
Revenues	$746,232	$445,123	$266,638	$207,239	68%	29%
Construction and land costs	(598,638)	(398,426)	(206,635)	(177,085)	(50)	(17)
Selling, general and administrative expenses	(54,198)	(50,222)	(18,402)	(15,217)	(8)	(21)
Operating income (loss)	93,396	(3,525)	41,601	14,937	(a)	179
Other, net	(17,927)	(25,494)	(3,994)	(10,502)	30	62
Pretax income (loss)	$75,469	$(29,019)	$37,607	$4,435	(a)	748%

Southwest:
Revenues	$126,515	$95,127	$47,437	$35,634	33%	33%
Construction and land costs	(97,830)	(77,957)	(36,917)	(28,828)	(25)	(28)
Selling, general and administrative expenses	(12,554)	(13,362)	(4,692)	(4,373)	6	(7)
Operating income	16,131	3,808	5,828	2,433	324	140
Other, net	(14,105)	(14,424)	(4,643)	(5,867)	2	21
Pretax income (loss)	$2,026	$(10,616)	$1,185	$(3,434)	(a)	(a)

Central:
Revenues	$381,342	$285,129	$154,545	$117,099	34%	32%
Construction and land costs	(321,865)	(246,966)	(128,873)	(100,459)	(30)	(28)
Selling, general and administrative expenses	(44,437)	(37,564)	(15,834)	(13,541)	(18)	(17)
Operating income	15,040	599	9,838	3,099	2,411	217
Other, net	(3,471)	(3,751)	(753)	(2,113)	7	64
Pretax income (loss)	$11,569	$(3,152)	$9,085	$986	(a)	821%

(a) Percentage not meaningful.

	Nine Months Ended August 31,		Three Months Ended August 31,		Variance
	2013	2012	2013	2012	Nine Months	Three Months
Southeast:
Revenues	$216,315	$148,676	$77,180	$61,583	45%	25%
Construction and land costs	(212,193)	(110,620)	(73,123)	(44,322)	(92)	(65)
Selling, general and administrative expenses	(30,461)	(21,466)	(11,426)	(7,882)	(42)	(45)
Operating income (loss)	(26,339)	16,590	(7,369)	9,379	(a)	(a)
Other, net	(8,673)	(11,096)	(2,551)	(4,205)	22	39
Pretax income (loss)	$(35,012)	$5,494	$(9,920)	$5,174	(a)	(a)

(a) Percentage not meaningful.
The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

	Housing Revenues (in thousands)	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
Nine Months Ended August 31, 2013
West Coast	$746,232	51%	1,658	32%	$450,100
Southwest	126,515	9	545	11	232,100
Central	381,342	25	1,965	39	194,100
Southeast	216,315	15	939	18	230,400
Total	$1,470,404	100%	5,107	100%	$287,900

Nine Months Ended August 31, 2012
West Coast	$445,123	46%	1,180	28%	$377,200
Southwest	95,127	10	513	12	185,400
Central	285,129	29	1,723	41	165,500
Southeast	148,676	15	744	19	199,800
Total	$974,055	100%	4,160	100%	$234,100

Three Months Ended August 31, 2013
West Coast	$266,638	49%	555	30%	$480,400
Southwest	47,437	9	194	11	244,500
Central	154,545	28	757	41	204,200
Southeast	77,180	14	319	18	241,900
Total	$545,800	100%	1,825	100%	$299,100

	Housing Revenues (in thousands)	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
Three Months Ended August 31, 2012
West Coast	$207,239	49%	541	31%	$383,100
Southwest	35,634	8	186	11	191,600
Central	117,099	28	700	41	167,300
Southeast	61,583	15	293	17	210,200
Total	$421,555	100%	1,720	100%	$245,100
West Coast. Housing revenues for the three months ended August 31, 2013 rose 29% from the year-earlier period due to a 3% increase in the number of homes delivered and a 25% increase in the average selling price. The increase in homes delivered reflected an increase in our backlog conversion ratio to 80% in the current quarter from 76% in the year-earlier quarter, as well as our strategic community positioning efforts emphasizing desirable locations within submarkets where demand is relatively strong. The average selling price for the three months ended August 31, 2013 rose to $480,400 from the corresponding period of 2012 due to the combination of a greater proportion of homes delivered from higher-priced communities located in coastal submarkets within this segment, a shift in product mix to larger home sizes, an increase in design option revenues per home and generally rising home prices.

The pretax income generated by this segment for the three months ended August 31, 2013 improved by $33.2 million from the year-earlier quarter. This improvement primarily reflected higher housing gross profits, partially offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 22.5% for the three months ended August 31, 2013 from 14.6% for the year-earlier period, mainly due to the absence of inventory-related charges, an increased proportion of deliveries from higher-margin communities, and generally rising home prices. In the third quarter of 2012, inventory impairment charges totaled $.9 million. Selling, general and administrative expenses in the 2013 third quarter increased from the year-earlier quarter, reflecting the higher volume of homes delivered and more new community openings in the three months ended August 31, 2013. Other, net, in the third quarter of 2013 declined from the year-earlier quarter, due to a decrease in interest expense that resulted from an increase in the amount of inventory qualifying for interest capitalization.

For the nine months ended August 31, 2013, housing revenues from our West Coast homebuilding reporting segment rose 68% from the year-earlier period, reflecting a 41% increase in the number of homes delivered and a 19% increase in the average selling price. The increase in homes delivered reflected a 48% higher backlog level at the beginning of 2013 compared to the previous year, a higher backlog conversion ratio for the first, second and third quarters of 2013, and our strategic community positioning efforts. The average selling price for the nine months ended August 31, 2013 rose from the corresponding period of 2012 due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix to larger home sizes, an increase in design option revenues and generally rising home prices.

Pretax income from this segment for the nine months ended August 31, 2013 improved by $104.5 million from the pretax loss posted for the year-earlier period, mainly due to higher housing gross profits. The housing gross profit margin increased to 19.8% for the nine months ended August 31, 2013 from 10.5% for the year-earlier period, due to the absence of inventory-related charges and favorable warranty adjustments, an increased proportion of deliveries from higher-margin communities, generally rising home prices, and increased leverage from the higher volume of homes delivered in 2013. For the nine months ended August 31, 2012, inventory impairment charges of $14.0 million were partly offset by $3.9 million of favorable warranty adjustments. Selling, general and administrative expenses for the nine months ended August 31, 2013 rose from the year-earlier period due to increased costs associated with the higher volume of homes delivered and the increased number of new community openings in the nine months ended August 31, 2013. In addition, selling, general and administrative expenses in the year-earlier period included an $8.8 million unfavorable court decision charge. Other, net, for the nine months ended August 31, 2013 declined from the year-earlier period, reflecting a decrease in interest expense as a result of an increase in the amount of inventory qualifying for interest capitalization.
Southwest. Housing revenues for the three months ended August 31, 2013 increased 33% from the year-earlier period, reflecting a 4% increase in the number of homes delivered and a 28% increase in the average selling price. The year-over-year increase in the number of homes delivered reflected an increase in our backlog conversion ratio to 88% in the current quarter from 76% in the prior quarter. The year-over-year increase in the average selling price was mainly due to a shift in community and product mix of homes delivered to higher-priced communities and larger home sizes, and generally rising home prices.

The pretax results from this segment improved by $4.6 million in the third quarter of 2013 compared to the third quarter of 2012, mainly due to higher housing gross profits. The housing gross profit margin increased to 22.2% in the three months ended August 31, 2013 from 19.1% in the three months ended August 31, 2012, largely due to an increase in homes delivered from higher-margin communities in the current quarter. Selling, general and administrative expenses increased in the third quarter of 2013 from the year-earlier quarter, reflecting the higher volume of homes delivered. Other, net, in the third quarter of 2013 decreased from the year-earlier quarter due to lower interest expense as a result of an increase in the amount of inventory qualifying for interest capitalization.

For the nine months ended August 31, 2013, total revenues from our Southwest homebuilding reporting segment rose 33% from the year-earlier period, reflecting increases of 6% in the number of homes delivered and 25% in the average selling price. The increase in homes delivered reflected a 9% increase in net orders for the first three quarters of 2013 and a higher backlog conversion ratio in the third quarter of 2013, partly offset by a 10% lower backlog level at the beginning of 2013 compared to the beginning of 2012. The year-over-year increase in the number of homes delivered was mainly due to higher delivery volume from our Nevada operations. The average selling price for the nine months ended August 31, 2013 increased from the year-earlier period for the reasons described above with respect to the three-month period ended August 31, 2013.

Pretax income from this segment for the nine months ended August 31, 2013 improved by $12.6 million from the pretax loss posted for the year-earlier period, reflecting an increase in housing gross profits and a decrease in selling, general and administrative expenses. The housing gross profit margin increased to 22.7% for the nine months ended August 31, 2013 from 18.0% for the year-earlier period, primarily due to the increase in homes delivered from higher-margin communities. For the nine months ended August 31, 2012, the housing gross profit margin included favorable warranty adjustments of $4.3 million that were partly offset by inventory impairment charges of $2.1 million. Selling, general and administrative expenses for the nine months ended August 31, 2013 decreased from the year-earlier period, primarily due to our cost containment efforts.
Central. Housing revenues rose 32% for the third quarter of 2013 compared to the year-earlier quarter as a result of an 8% increase in homes delivered and a 22% increase in the average selling price. The increase in the number of homes delivered partly reflected the 8% higher backlog level in this segment at the start of the 2013 third quarter compared to the year-earlier quarter. Most of the year-over-year increase in homes delivered in this segment was from our Colorado operations. The average selling price for the three months ended August 31, 2013 increased from the corresponding period of 2012, primarily due to a greater proportion of homes delivered from higher-priced communities and generally rising home prices.

The pretax results in this segment for the three months ended August 31, 2013 improved by $8.1 million from the year-earlier period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 16.6% in the third quarter of 2013 from 14.2% in the third quarter of 2012 due to an increased proportion of deliveries from higher-margin communities in the 2013 period. Selling, general and administrative expenses for the three months ended August 31, 2013 increased from the corresponding period of 2012, primarily due to the increase in homes delivered and higher housing revenues. Other, net, in the third quarter of 2013 decreased from the third quarter of 2012 due to lower interest expense as a result of an increase in the amount of inventory qualifying for interest capitalization.

For the nine months ended August 31, 2013, total revenues from our Central homebuilding reporting segment increased 34% from the year-earlier period, reflecting increases of 14% in the number of homes delivered and 17% in the average selling price. The increase in homes delivered primarily reflected a 13% higher backlog level at the beginning of 2013 compared to the previous year and a 7% increase in net orders for the first nine months of 2013. The year-over-year increase in homes delivered in this segment for the nine months ended August 31, 2013 was mainly attributable to our Texas operations. The average selling price for the nine months ended August 31, 2013 rose from the year-earlier period primarily due to a greater proportion of homes delivered from higher-priced communities and generally rising home prices.

Pretax results from this segment for the nine months ended August 31, 2013 improved by $14.7 million from the pretax loss posted in the year-earlier period, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 15.6% for the nine months ended August 31, 2013 from 13.4% for the year-earlier period, mainly for the reasons described above with respect to the three months ended August 31, 2013. For the nine months ended August 31, 2012, favorable warranty adjustments of $1.9 million were mostly offset by inventory impairment charges of $1.3 million. The year-over-year increase in selling, general and administrative expenses for the nine months ended August 31, 2013 was primarily due to an increase in the number of homes delivered and higher housing revenues.
Southeast. Housing revenues for the three months ended August 31, 2013 increased 25% from the year-earlier period due to a 9% year-over-year increase in the number of homes delivered and a 15% year-over-year increase in the average selling price. Our

Florida and Washington D.C. operations generated the year-over-year increase in homes delivered in this segment. We delivered more homes in the third quarter of 2013 than in the third quarter of 2012 due to this segment having 15% more homes in backlog at the start of the 2013 third quarter as compared to the start of the year-earlier quarter, partly offset by a lower backlog conversion ratio. The year-over-year increase in the average selling price was primarily due to a greater proportion of homes delivered from higher-priced communities, a change in product mix to larger home sizes and generally rising home prices.

For the three months ended August 31, 2013, the pretax results from this segment declined by $15.1 million to a pretax loss of $9.9 million, compared to pretax income of $5.2 million posted in the year-earlier period, primarily due to lower housing gross profits and higher selling, general and administrative expenses. The housing gross profit margin decreased to 5.3% in the third quarter of 2013 from 28.0% in the third quarter of 2012, partly due to a charge of $5.9 million for water intrusion-related repairs of homes at certain of our communities in central and southwest Florida in the current quarter. In addition, the housing gross profit margin for the 2012 third quarter included probable insurance recoveries of $16.5 million that were partly offset by $5.5 million of inventory impairment charges. Selling, general and administrative expenses increased in the third quarter of 2013 from the year-earlier quarter as a result of administrative costs associated with water intrusion-related repairs, an increase in the number of homes delivered and higher housing revenues.

For the nine months ended August 31, 2013, total revenues from our Southeast homebuilding reporting segment increased 45% from the year-earlier period, reflecting increases of 26% in the number of homes delivered and 15% in the average selling price. The increase in homes delivered reflected a 19% higher backlog level at the beginning of 2013 compared to the previous year, a 27% increase in net orders in the first nine months of 2013 as a result of an increase in the community count, and a higher backlog conversion ratio for the first and second quarters of 2013. Most of the year-over-year increase in homes delivered in this segment for the nine months ended August 31, 2013 was generated from our Florida operations. The average selling price for the nine months ended August 31, 2013 rose from the year-earlier period for the reasons described above with respect to the three-month period ended August 31, 2013.

The pretax results from this segment for the nine months ended August 31, 2013 declined by $40.5 million to a pretax loss of $35.0 million from the pretax income of $5.5 million posted in the year-earlier period, reflecting a decrease in housing gross profits and higher selling, general and administrative expenses. For the nine months ended August 31, 2013, the housing gross profit margin declined to 1.9% from 25.6% in the year-earlier period, largely due to the net charge of $23.5 million for water intrusion-related repairs in the current period, and the probable insurance recoveries of $26.5 million, partly offset by inventory impairment charges of $5.5 million, recorded in the year-earlier period. The year-over-year increase in selling, general and administrative expenses for the nine months ended August 31, 2013 was primarily due to the reasons described above with respect to the three-month period ended August 31, 2013 as well as an increase in community count.
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

From the third quarter of 2011 through April 30, 2012, we had a preferred mortgage lender relationship with MetLife Home Loans, a division of MetLife Bank, N.A. Following MetLife Bank, N.A.’s announcement in January 2012 that it would cease offering forward mortgage banking services as part of its business, we evaluated various options and, in March 2012, entered into an agreement with Nationstar, a subsidiary of Nationstar Mortgage Holdings Inc., under which Nationstar became our new preferred mortgage lender, offering mortgage banking services to our homebuyers at our new home communities. Nationstar began accepting new mortgage loan applications from our homebuyers on May 1, 2012. Under this relationship, Nationstar personnel, located on site at several of our new home communities, offer financing options and mortgage loan products to our homebuyers, prequalify homebuyers for mortgage loans, and commence the mortgage loan origination process for our homebuyers electing to use Nationstar. We made available to our homebuyers marketing materials and other information regarding Nationstar’s financing options and mortgage loan products, and were compensated solely for the fair market value of these services.

On January 21, 2013, we entered into an agreement with Nationstar to form Home Community Mortgage, a mortgage banking company that will offer an array of mortgage banking services to our homebuyers. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in Home Community Mortgage, with Nationstar providing management oversight of Home Community Mortgage’s operations. Nationstar will continue as our preferred mortgage lender until Home Community Mortgage begins offering mortgage banking services, which is expected in the first quarter of 2014. We made initial capital contributions of $5.0 million to Home Community Mortgage during the second quarter of 2013. Home Community Mortgage is accounted for as an unconsolidated joint venture within our financial services reporting segment.

Based on the number of homes delivered in the nine months ended August 31, 2013, approximately 58% of our homebuyers used Nationstar to finance the purchase of their home. We expect to see improvement in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from Nationstar, as our preferred mortgage lender, and/or Home Community Mortgage.

The following table presents a summary of selected financial and operational data for our financial services reporting segment (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Revenues	$8,195	$7,859	$3,174	$2,949
Expenses	(2,235)	(2,237)	(764)	(709)
Equity in income (loss) of unconsolidated joint ventures	1,081	2,208	(6)	2,119
Pretax income	$7,041	$7,830	$2,404	$4,359
Revenues. Our financial services operations generate revenues primarily from insurance commissions, title services, marketing services fees and interest income. Financial services revenues totaled $3.2 million for the three months ended August 31, 2013 and $2.9 million for the three months ended August 31, 2012. For the nine months ended August 31, 2013, financial services revenues totaled $8.2 million, compared to $7.9 million for the corresponding year-earlier period. The year-over-year increase in our financial services revenues for the three months and nine months ended August 31, 2013 reflected increases in insurance commissions and title services revenues. In the nine months ended August 31, 2013, these increases were partly offset by a year-over-year decrease in marketing services fees.

Expenses. General and administrative expenses totaled $.8 million for the three months ended August 31, 2013 and $.7 million for the three months ended August 31, 2012. For the first nine months of 2013 and 2012, general and administrative expenses totaled $2.2 million in each period.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in loss of unconsolidated joint ventures was negligible for the three months ended August 31, 2013, compared to equity in income of unconsolidated joint ventures of $2.1 million for the year-earlier period. For the nine months ended August 31, 2013, the equity in income of unconsolidated joint ventures was $1.1 million, compared to $2.2 million in the corresponding year-earlier period. The equity in income (loss) of unconsolidated joint ventures in both periods of 2013 and 2012 related to our 50% interest in KBA Mortgage, LLC (“KBA Mortgage”), our former unconsolidated mortgage banking joint venture with a subsidiary of Bank of America, N.A., which ceased offering mortgage banking services in 2011. The equity in income (loss) of unconsolidated joint ventures for the three months and nine months ended August 31, 2013 and 2012 was comprised solely of amounts recognized in connection with the wind down of KBA Mortgage.
INCOME TAXES
Our income tax benefit totaled $.7 million for the three months ended August 31, 2013 and $10.7 million for the three months ended August 31, 2012. The income tax benefit for the three months ended August 31, 2013 was due to the recognition of unrecognized tax benefits associated with the expiration of a state statute of limitation. The income tax benefit for the three months ended August 31, 2012 primarily reflected the resolution of a federal tax audit, which resulted in an income tax benefit of $10.8 million and the realization of $1.1 million of deferred tax assets. For the nine months ended August 31, 2013, our income tax benefit totaled $1.8 million, compared to $14.8 million for the nine months ended August 31, 2012. The income tax benefit for the nine months ended August 31, 2013 primarily reflected the resolution of a state tax audit in the second quarter of 2013, which resulted in a refund receivable of $1.4 million, as well as the recognition of unrecognized tax benefits of $.9 million. The income tax benefit recognized for the nine months ended August 31, 2012 primarily resulted from the resolution of the federal tax audit described above and a $4.1 million state income tax refund received in the second quarter of 2012 in connection with the resolution of a state tax audit. Due to the effects of our deferred tax asset valuation allowances and changes in our unrecognized tax benefits, our effective tax rates for the three months and nine months ended August 31, 2013 and August 31, 2012 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax results for those periods.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Our deferred tax asset valuation allowance of $879.7 million remained unchanged during the three months ended August 31, 2013. During the nine months ended August 31, 2013, we reduced our deferred tax asset valuation allowance by $.4 million to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards. For the three months and nine months ended August 31, 2012, we recorded valuation allowances of $7.1 million and $35.1 million, respectively, against the net deferred tax assets generated from the losses for those periods.

We had no net deferred tax assets at August 31, 2013 or November 30, 2012 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $879.7 million at August 31, 2013 from $880.1 million at November 30, 2012, reflecting the $.4 million valuation allowance adjustment recorded during the nine months ended August 31, 2013.

The benefits of our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of August 31, 2013, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. Accordingly, we use our unrestricted cash balance primarily to acquire land and to invest in land development. Our land and land development investments totaled $889.2 million for the nine months ended August 31, 2013, compared to $382.8 million for the year-earlier period. We made strategic investments in land and land development in each of our homebuilding reporting segments during the nine months ended August 31, 2013, with the majority made in our West Coast homebuilding reporting segment. Our investments in land and land development for the remainder of 2013 will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts or other similar contracts by homebuilding reporting segment (dollars in thousands):

	August 31, 2013		November 30, 2012		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	11,397	$1,132,590	10,448	$842,597	949	$289,993
Southwest	12,238	290,067	9,552	221,445	2,686	68,622
Central	20,068	393,841	14,526	319,724	5,542	74,117
Southeast	12,174	413,222	10,226	322,805	1,948	90,417
Total	55,877	$2,229,720	44,752	$1,706,571	11,125	$523,149
The increase in the number of lots owned or controlled under land option contracts or similar contracts at August 31, 2013 compared to November 30, 2012 reflected the investments we made in land and land development during the first nine months of 2013. The increase in the carrying value of inventory owned or controlled under land option contracts or other similar contracts also reflected these investments during the period. Overall, the percentage of lots we controlled under land option contracts or other similar contracts was 33% at August 31, 2013, compared to 27% at November 30, 2012.
We ended our 2013 third quarter with $424.9 million of cash and cash equivalents and restricted cash, compared to $567.1 million at November 30, 2012. Our balance of unrestricted cash and cash equivalents was $383.3 million at August 31, 2013 and $524.8 million at November 30, 2012. The decrease in our unrestricted cash balance primarily reflected our investments in inventories during the first nine months of 2013, partly offset by our total net proceeds of $332.2 million from the concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering in the first quarter of 2013. The majority of our cash and cash equivalents at August 31, 2013 and November 30, 2012 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources.    Our mortgages and notes payable consisted of the following (in thousands):

	August 31, 2013	November 30, 2012	Variance
Mortgages and land contracts due to land sellers and other loans	$35,506	$52,311	$(16,805)
Senior notes	1,671,551	1,670,504	1,047
Convertible senior notes due February 1, 2019 at 1.375%	230,000	—	230,000
Total	$1,937,057	$1,722,815	$214,242
Our higher debt balance at August 31, 2013 reflected the issuance of the $230 Million Convertible Senior Notes in the first quarter of 2013. The terms of the $230 Million Convertible Senior Notes are described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. The $332.2 million in total net proceeds from the issuance of the $230 Million Convertible Senior Notes and from the Common Stock Offering, as described in Note 15. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, were used in the nine months ended August 31, 2013 for general corporate purposes, including for investments in land and land development. Our next scheduled senior note maturity is in 2014, when the remaining $76.0 million in aggregate principal amount of our 5 3/4% senior notes becomes due.
Our financial leverage, as measured by the ratio of debt to total capital, was 79.5% at August 31, 2013, compared to 82.1% at November 30, 2012. The improvement in our financial leverage reflected the increase in our stockholders’ equity as a result of the Common Stock Offering and the net income we generated during the nine months ended August 31, 2013, partly offset by the increase in our mortgages and notes payable balance stemming largely from the issuance of the $230 Million Convertible Senior Notes. Our ratio of net debt to total capital at August 31, 2013 was 75.2%, compared to 75.4% at November 30, 2012.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of August 31, 2013 and November 30, 2012, we had $41.1 million and $41.9 million, respectively, of letters of credit outstanding under our LOC Facilities. Our LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $41.6 million at August 31, 2013 and $42.4 million at November 30, 2012, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Unsecured Revolving Credit Facility. On March 12, 2013, we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility is further described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. The maximum available amount is the lesser of (a) $200.0 million and (b) the difference between (i) 15% of our consolidated net tangible assets (as defined in the Credit Facility) and (ii) our secured debt. As of August 31, 2013, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available for cash borrowings, with up to $100.0 million available for the issuance of letters of credit.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, the Leverage Ratio, and either an interest coverage ratio or minimum liquidity. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements are set forth below:

•
Consolidated Tangible Net Worth. We must maintain a minimum consolidated tangible net worth equal to the sum of (a) $282.6 million; (b) 50% of cumulative positive consolidated net income after November 30, 2012, excluding consolidated net income realized from a reversal of our deferred tax asset valuation allowance; (c) 75% of any consolidated net income realized as a result of a reversal of our deferred tax asset valuation allowance after November 30, 2012; and (d) 50% of the cumulative net proceeds received from our issuance of capital stock after November 30, 2012. As of August 31, 2013, our applicable minimum consolidated tangible net worth requirement was $351.2 million.

•
Leverage Ratio. We must also maintain a Leverage Ratio of less than .850, which adjusts to less than .825 for the first and second quarters of 2015; and to less than .800 for the third quarter of 2015 and each quarter thereafter during the term of the Credit Facility. As defined under the Credit Facility, the Leverage Ratio is calculated as the ratio of our consolidated total indebtedness to the sum of consolidated total indebtedness and consolidated tangible net worth. As of August 31, 2013, our Leverage Ratio was .795.

•
Interest Coverage Ratio or Minimum Liquidity. We are also required to maintain either (a) a minimum consolidated interest coverage ratio (“Coverage Ratio”) of 1.10, which adjusts to 1.20 for the second quarter of 2014; to 1.40 for the third quarter of 2014; to 1.60 for the fourth quarter of 2014; to 1.75 for the first and second quarter of 2015; and to 2.00 for the third quarter of 2015 and each quarter thereafter during the term of the Credit Facility; or (b) a minimum level of liquidity, but not both. As defined under the Credit Facility, the Coverage Ratio is the ratio of our consolidated adjusted EBITDA to consolidated interest incurred, in each case for the previous 12 months. Our minimum liquidity is the greater of (a) $50.0 million or (b) the sum of (i) consolidated interest incurred for the four most recently ended quarters and (ii) the aggregate principal amount of consolidated total indebtedness coming due in the next 12 months, provided that the highest minimum liquidity applicable under (b) is $200.0 million. As of August 31, 2013, our minimum liquidity requirement was $200.0 million.

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
The financial covenants under our Credit Facility represent the most restrictive covenants that we are subject to with respect to our mortgages and notes payable. The following table summarizes the above-described financial covenant and other requirements under the Credit Facility and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2013:

Financial Covenant	Covenant Requirement		Actual
Consolidated tangible net worth	>	$351.2 million	$498.0 million
Leverage Ratio	<	.850	.795
Coverage Ratio (a)	>	1.10	1.30
Minimum Liquidity (a)	>	$200.0 million	$383.3 million
Investments in joint ventures and non-guarantor subsidiaries	<	$234.7 million	$143.9 million
Borrowing base in excess of borrowing base indebtedness (as defined)	>	$0	$260.2 million

(a)
Under the terms of the Credit Facility, we are required to meet either the Coverage Ratio or the minimum liquidity thresholds, but not both. As of August 31, 2013, we met both the Coverage Ratio and the minimum liquidity requirements.

The Credit Facility also prohibits us from (a) making any optional or unscheduled prepayments on or repurchase of senior notes with maturities later than 2015 if the aggregate principal balance of our senior notes with maturities in 2014 and 2015 exceeds $200.0 million and (b) repurchasing and exchanging equity securities from or with employees in excess of $10.0 million in any fiscal year.
The indenture governing the senior notes and the $230 Million Convertible Senior Notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing the $265 Million Senior Notes, the $350 Million 8.00% Senior Notes, the $350 Million 7.50% Senior Notes, and the $230 Million Convertible Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.
Borrowings under the Credit Facility are required to be unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 19. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
As of August 31, 2013, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the $230 Million Convertible Senior Notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depends in part on our ability to remain in such compliance.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2013, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $35.5 million, secured by inventories having a carrying value of $80.0 million.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(401,459)	$(75,800)
Investing activities	(11,415)	1,813
Financing activities	273,651	79,037
Net increase (decrease) in cash and cash equivalents	$(139,223)	$5,050
Operating Activities. Operating activities used net cash of $401.5 million in the nine months ended August 31, 2013 and $75.8 million in the corresponding period of 2012. The year-over-year change in net operating cash flows was largely due to the increase in the cash used for investments in land and land development in the first nine months of 2013 in support of our profitability and growth strategies.
Our uses of operating cash in the nine months ended August 31, 2013 included a net increase in inventories of $491.0 million (excluding $27.6 million of inventories acquired through seller financing, an increase of $4.8 million in consolidated inventories not owned, and land option contract abandonments of $.3 million) in conjunction with our land investment and development activities, and a net increase in receivables of $7.0 million. Partially offsetting the cash used was a net increase in accounts payable, accrued expenses and other liabilities of $72.3 million (excluding $8.3 million related to the issuance of stock under stock-based compensation plans), net income of $11.8 million and other operating sources of $1.1 million.
In the nine months ended August 31, 2012, our uses of operating cash included a net loss of $66.7 million, a net decrease in accounts payable, accrued expenses and other liabilities of $31.3 million, a net increase in inventories of $10.6 million (excluding inventory impairment charges of $22.9 million and a decrease of $3.9 million in consolidated inventories not owned) in conjunction with our land investment and development activities, other operating uses of $6.3 million, and a net increase in receivables of $4.5 million.
Investing Activities. Investing activities used net cash of $11.4 million in the nine months ended August 31, 2013 and provided net cash of $1.8 million in the year-earlier period. The year-over-year change primarily reflected our contributions to unconsolidated joint ventures in 2013, compared to a return of investment in unconsolidated joint ventures in 2012.
In the nine months ended August 31, 2013, cash of $10.1 million was mainly used for contributions to Home Community Mortgage and two unconsolidated homebuilding joint ventures, and $1.3 million was used for net purchases of property and equipment. In the nine months ended August 31, 2012, $2.9 million of cash was provided by a return of investment in unconsolidated joint ventures. The cash provided was partly offset by $1.1 million used for net purchases of property and equipment.
Financing Activities. Financing activities provided net cash of $273.7 million in the nine months ended August 31, 2013 and $79.1 million in the nine months ended August 31, 2012. The increase in cash provided by financing activities in 2013 primarily reflected the concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering, which generated total net proceeds of $332.2 million, partly offset by payments on mortgages and land contracts due to land sellers and other loans.
In the nine months ended August 31, 2013, sources of financing cash included proceeds of $230.0 million from the issuance of the $230 Million Convertible Senior Notes, net proceeds of $109.5 million from the issuance of common stock in the Common Stock Offering, $2.2 million of cash provided from the issuance of common stock under employee stock plans and a decrease of $.7 million in our restricted cash balance. The cash provided was partially offset by payments on mortgages and land contracts due to land sellers and other loans of $44.4 million, the payment of debt issuance costs of $10.1 million associated with our issuance of the $230 Million Convertible Senior Notes and costs associated with our entry into the Credit Facility, repurchases of our common stock of $7.9 million as discussed above in Note 15. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, and dividend payments on our common stock of $6.3 million.
In the nine months ended August 31, 2012, cash was provided by net proceeds of $694.8 million from the issuances of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes, a decrease of $18.4 million in our restricted cash balance, and $.5 million of cash provided from the issuance of common stock under employee stock plans. The cash provided was partially offset by $592.6 million of cash used to purchase $584.9 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 pursuant to the applicable January 2012 Tender Offers and July 2012 Tender Offers, including expenses associated with the applicable tender offers and with the issuance of the $350 Million 8.00% Senior Notes and the $350 Million 7.50% Senior Notes. Uses of cash in the nine months ended August 31, 2012 also included payments on mortgages and land contracts due to land sellers and other loans of $21.1 million, the payment of debt issuance costs of $12.2 million and dividend payments on our common stock of $8.7 million.
During the three months ended August 31, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on August 15, 2013 to stockholders of record on August 1, 2013. During the three months ended May 31, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on May 16, 2013 to stockholders of record on May 2, 2013. During the three months ended February 28, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 21, 2013 to stockholders of record on February 7, 2013. A cash dividend of $.0250 per share of common stock was declared and paid during the three-month periods ended August 31, 2012 and May 31, 2012, and a cash dividend of $.0625 per share of common stock was declared and paid during the three months ended February 29, 2012. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Share Repurchase Program. As of August 31, 2013, we were authorized to repurchase 4,000,000 shares of our common stock under a share repurchase program approved by our board of directors several years ago. We did not repurchase any shares of our common stock under this program in the nine months ended August 31, 2013. We have not repurchased shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors. Unrelated to the common stock repurchase plan, in connection with an amendment of the Director Plan as discussed above in Note 15. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, our board of directors authorized the repurchase of no more than 482,000 shares of our common stock solely as necessary for director elections in respect of outstanding stock units under the Director Plan. During the quarter ended August 31, 2013, we repurchased through open market transactions 478,294 shares of our common stock pursuant to this board of directors authorization at an aggregate price of $7.9 million. We do not anticipate any additional repurchases of our common stock pursuant to this board of directors authorization.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital and land, to develop acquired land, to construct homes, to finance our financial services operations, and to meet other needs in the ordinary course of our business. Although our land acquisition and land development activities for the remainder of 2013 will be subject to market conditions and available opportunities, we will likely use a portion of our unrestricted cash resources to acquire and/or develop land or interests in land that meet our investment return and marketing standards. In the remainder of 2013, we may also use or redeploy our unrestricted cash resources to support other business purposes that are aligned with our primary strategic goals, including our growth initiatives. In addition, we may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market purchases or other means, and may include potential new issuances of equity or senior notes or other debt through public offerings, private placements or other arrangements to raise new capital to support our current land acquisition and land development investment targets, and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. Our ability to engage in such financial transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
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
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, equal to our respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $390.5 million at August 31, 2013 and $389.8 million at November 30, 2012. Our investments in unconsolidated joint ventures totaled $126.5 million at August 31, 2013 and $123.7 million at November 30, 2012.
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements, and certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of our unconsolidated joint ventures had outstanding debt at August 31, 2013 or November 30, 2012.
Our investments in joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at August 31, 2013 and November 30, 2012 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method, either because they were not VIEs and we did not have a controlling financial interest or, if they were VIEs, we were not the primary beneficiary of the VIEs.
As discussed in Note 8. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of August 31, 2013 and November 30, 2012 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2013		November 30, 2012
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$15,359	$488,635	$8,463	$327,196
Other land option contracts and other similar contracts	28,684	336,392	17,219	298,139
Total	$44,043	$825,027	$25,682	$625,335
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $27.1 million at August 31, 2013 and $25.4 million at November 30, 2012. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at August 31, 2013 and $.5 million at November 30, 2012 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470 and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $8.9 million at August 31, 2013 and $4.1 million at November 30, 2012.

Due to the issuance of the $230 Million Convertible Senior Notes, our contractual obligations have changed materially from those reported in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended November 30, 2012. The following table sets forth the contractual obligations of our mortgages and notes payable and related interest as of August 31, 2013 after this transaction (in thousands):

	Total	2013	2014-2015	2016-2017	Thereafter
Contractual obligations:
Long-term debt	$1,937,056	$22,534	$425,326	$264,388	$1,224,808
Interest	683,946	40,219	236,863	201,531	205,333
Total	$2,621,002	$62,753	$662,189	$465,919	$1,430,141
There have been no significant changes in our contractual obligations, other than those set forth above, from those reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2012.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2013 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2012.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed above at Note 16. Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements in this report.
Outlook
As we enter the fourth quarter of 2013, we see housing markets continuing their upward momentum from the measurably improved conditions of the first nine months of the year. Inventories of both new and existing homes available for sale are low and there is steady demand for housing — favorable dynamics that are pushing home prices higher. We also expect the positive demographic and economic trends underpinning the current housing recovery, including population growth, job growth and increased household formations, to remain intact for the remainder of 2013 and into 2014. Further, despite a recent increase in mortgage loan interest rates and selling prices, housing affordability remains at attractive levels, reinforcing the appeal of homeownership. Although the recent increase in mortgage loan interest rates and rising home price levels have reduced the pace of sales activity in some markets compared to earlier in the year, we believe it will largely return in the coming quarters as consumers adjust to such changes. In our view, the housing recovery that began taking shape in 2012 is still at an early stage, and it will likely be some time before the homebuilding industry returns to historically more normal activity levels. As a result, we believe there is significant opportunity for us to profitably grow our business as we move into and through 2014.
Over the past few years, we have worked diligently to strategically position our homebuilding activities and investments in higher-performing, desirable locations in land-constrained growth markets, to refine our products to meet consumer preferences and to execute on related profitability and growth strategies. These coordinated actions are reshaping the dynamics of our geographic submarket and product mix, and have enabled us to both expand our customer base and achieve a better balance of first-time and move-up buyers within that base. Moreover, the buyers we are attracting to our Built to Order homes have higher income levels, and they are buying larger homes at higher price points and spending more on design options and features at our KB Home Studios. These trends within our customer base are most evident in our West Coast homebuilding reporting segment, as our ongoing investment concentration towards coastal submarkets in California, which feature generally higher selling prices and demand for homes as compared to inland submarkets in the state, has positioned us to open new communities for sales in areas and with products that appeal to more affluent buyers who want to invest more in their homes. This has driven significant increases in the segment’s average selling price and housing gross profit margin during the first nine months of 2013, both sequentially and on a year-over-year basis. With the performance we have experienced so far in 2013 and the pipeline of new community openings we currently have in place for the coming quarters, we expect our business in this segment to continue to grow. Further, in strategically cultivating this shift within our core buyer profile across our operations, we have been able to generate both top and bottom line improvements throughout 2013, and we have made significant progress toward our top priority of profitable growth.
We believe this progress is evident in our results for the third quarter and first nine months of 2013. In the current quarter, we generated meaningful improvement in our financial and operating performance both sequentially and on a year-over-year basis, with growth in revenues, homes delivered, net order value and housing gross profit margin. We also lowered our selling, general and administrative expenses as a percentage of housing revenues and posted significantly improved bottom line results. Reflecting the sharply higher net income we generated in the 2013 third quarter compared to the year-ago quarter, we are now profitable for the first nine months of the year, marking the first time we have achieved cumulative net income at this point in the year since 2006. With the backlog value we have in place as of August 31, 2013, we believe we will continue to produce sequential and year-over-year improvements in revenues, homes delivered, average selling price, housing gross profit margin and homebuilding operating income as a percentage of homebuilding revenues in the fourth quarter of 2013.
To further improve our performance, both near- and long-term, we intend to continue to prioritize enhancing profitability per home delivered and accelerating revenue growth. As we continue to invest in land and land development and our community mix continues to evolve under our present strategies, we are focused on balancing three interconnected initiatives — optimizing sales pace, expanding margins, and growing community count — with the goals of sustaining our present upward revenue and profit trajectory and maximizing returns on our land assets. To accomplish this, we are taking a disciplined approach to selling prices and sales pace in each of our communities. We are also capturing additional premiums from higher-demand floor plans, community lot locations, home exterior elevations and certain structural options, among other revenue-generating strategies. Through these efforts, we anticipate that our overall average selling price will continue to trend higher with both year-over-year and sequential increases in the fourth quarter of 2013. We expect that our average selling price on homes delivered for the full year 2013 will range from $285,000 to $290,000, compared to $246,500 in 2012. We are also working to further value engineer our products, achieve greater operating efficiencies, and contain direct construction costs as labor and materials costs in the marketplace continue to rise.
As strategic land investment is a critical part of expanding our community count and growing our top line, we intend to continue to aggressively invest in attractive land assets. In the first nine months of 2013, we invested $889.2 million in land and land development and increased the number of lots we owned or controlled as of August 31, 2013 by approximately 11,000 from November 30, 2012. To support our 2013 inventory investment plans, we added to our liquidity during the first quarter of 2013 by raising net proceeds of more than $330 million from the successful concurrent underwritten public issuance of the $230 Million Convertible Senior Notes and the Common Stock Offering. In the second quarter, we further enhanced our financial flexibility by entering into the Credit Facility. We currently expect our investments in land and land development for the full year to total approximately $1.2 billion, depending on market conditions and available opportunities that meet our investment return and marketing standards.
As we work to convert our land acquisitions and development activities into new communities open for sales, we remain on track to increase our community count by approximately 15% at the end of the fourth quarter of 2013 as compared to the prior year. We believe increasing our community count will be a primary driver of increased future revenues in combination with other strategic efforts to expand our average selling price and sales pace per community where possible in our served markets. At the same time, consistent with our prioritizing profitability, we will continue to calibrate sales pace with local market conditions at our communities open for sales to enhance our margins and return on assets. As a result, in our West Coast homebuilding reporting segment, where we have largely targeted our inventory investments toward land-constrained coastal locations that generally yield higher-margin net orders in combination with careful management of absorptions, and where we have increasingly encountered extended community development timelines, we anticipate, on a year-over-year basis, growth in our 2013 fourth quarter net order value, but a flat average community count and a negative net order comparison. In our Southwest, Central and Southeast homebuilding reporting segments, where we have faced fewer delays in opening new communities, we expect to generate in the 2013 fourth quarter, on a combined basis, positive year-over-year comparisons in both net order units and value, and a higher year-over-year average community count.
With the strategic actions we have taken and the improved results we have achieved through the first nine months of 2013, we believe that we are favorably situated to accomplish our top profitability and growth priorities, particularly in view of the positive longer-term demographic and population growth trends that we expect will continue to drive future demand for homeownership in our served markets. In particular, we believe we have a competitive advantage with our business in California, which accounted for nearly half of our 2012 revenues and 51% of our revenues in the first nine months of 2013. Based on these trends and generally favorable housing market conditions in our served markets in the state, we expect that California will continue to be a significant contributor to our performance in 2013.
Taking into account our backlog value at August 31, 2013, we believe our total revenues for 2013 will be in the range of $2.1 billion to $2.2 billion, or up approximately 40% compared to our 2012 revenues. While the strength and durability of the present housing recovery, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic and capital, credit and financial market conditions, among other factors, and we caution that our future quarterly results could fluctuate, we expect to generate profits in the fourth quarter, to be profitable for 2013, and to achieve solid growth in the years ahead if and as housing markets continue to improve and subject to stability in the political, regulatory and economic environment.

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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to the following: general economic, employment and business conditions; population growth, household formations and demographic trends; adverse market conditions, including an increased supply of unsold homes, declining home prices and greater foreclosure and short sale activity, among other things, that could negatively affect our consolidated financial statements, including due to additional impairment or land option contract abandonment charges, lower revenues and operating and other losses; conditions in the capital, credit and financial markets (including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level, including our ratio of debt to total capital, and our ability to adjust our debt level, maturity schedule and structure and to access the equity, credit, capital or other financial markets or other external financing sources, including raising capital through the public or private issuance of common stock, debt or other securities, and/or project financing, on favorable terms; our compliance with the terms and covenants of the Credit Facility; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and resale homes, including lenders and other sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; decisions by lawmakers on federal fiscal policies, including those relating to taxation and government spending; a failure or prolonged delay by Congress and the President to approve a budget or continuing appropriation legislation to fund the operations of the federal government and/or to approve an increase in the aggregate amount of debt the federal government can borrow; the availability and cost of land in desirable areas; our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred, including our warranty claims and costs experience at certain of our communities in Florida; legal or regulatory proceedings or claims; our ability to use/realize the net deferred tax assets we have generated; our ability to successfully implement our current and planned strategies and initiatives with respect to product, geographic and market positioning (including our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open additional new home communities for sales and sell higher-priced homes and more design options, and our operational and investment concentration in markets in California), revenue growth, asset optimization, asset activation, local field management and talent investment, and overhead reduction and cost management; consumer traffic to our new home communities and consumer interest in our product designs and offerings, particularly from higher-income consumers; cancellations and our ability to realize our backlog by converting net orders to home deliveries; our home sales and delivery performance, particularly in key markets in California; the manner in which our homebuyers are offered and whether they are able to obtain mortgage loans and mortgage banking services, including from our preferred mortgage lender, Nationstar; the performance of Nationstar as our preferred mortgage lender; the ability of Home Community Mortgage to become operational in all of our served markets as and by the time currently anticipated; information technology failures and data security breaches; and other events outside of our control. Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We enter into debt obligations primarily to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our senior notes and the $230 Million Convertible Senior Notes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of August 31, 2013 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Interest Rate
2013	$—	—%
2014	75,949	5.8
2015	338,906	6.1
2016	—	—
2017	261,888	9.1
Thereafter	1,224,808	6.4
Total	$1,901,551	6.7%
Fair value at August 31, 2013	$2,018,366
For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2012.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2013.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Nevada Development Contract Litigation
KB Nevada is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, LVDA agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex. KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus the Claimed Damages. KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. At a November 19, 2012 hearing, the court denied all of the consolidated plaintiffs’ motions for summary judgment on their claims. In addition, the court granted several of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible based on the the court’s decisions in the case that the loss in this matter could range from zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages.  The non-jury trial, originally set for September 2012, was recently continued again from October 15, 2013 until May 20, 2014.
Other Matters
In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2012.
Failure to comply with the restrictions and covenants imposed by the Credit Facility could restrict future borrowing or cause any outstanding indebtedness to become immediately due and payable.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to tangible net worth, leverage, and liquidity or interest coverage. The Credit Facility is also governed by a borrowing base test and includes a limitation on investments in joint ventures and non-guarantor subsidiaries. If we fail to comply with these restrictions or covenants, the participating financial institutions could terminate the Credit Facility, cause borrowings under the Credit Facility, if any, to become immediately due and payable and/or could demand that we compensate them for waiving instances of noncompliance. In addition, under certain circumstances, a default under the Credit Facility could cause a default with respect to our senior notes and result in the acceleration of the maturity of our senior notes and our inability to borrow under the Credit Facility, which would have a material adverse impact on our liquidity and on our consolidated financial statements.  Moreover, we may need to curtail our investment activities and other uses of cash to maintain compliance with the restrictions and covenants under the Credit Facility.
A prolonged delay by Congress and the President to approve a budget or continuing appropriation resolutions to fund the operations of the federal government could delay the completion of home sales and/or cause cancellations, and thereby negatively impact our deliveries and revenues.
 As of the date of this report, Congress and the President have not approved a budget or appropriation legislation to fund the operations of the federal government.  As a result, many federal agencies have ceased or curtailed some activities.  The affected activities include Internal Revenue Service (“IRS”) verification of mortgage loan applicants’ tax return information, and approvals by the Federal Housing Administration, the Veterans Administration and the U.S. Department of Agriculture to fund or insure mortgage loans under programs that these agencies operate.  As a number of our homebuyers use these programs to obtain financing to purchase our homes, and many lenders condition mortgage loan approval on obtaining IRS verification of income, a prolonged delay in the performance of these affected activities could prevent prospective qualified buyers of our homes from obtaining the mortgage loans they need to complete such purchases, which could lead to delays or cancellations of home sales.  Even if Congress and the President approve a budget or sufficient appropriation legislation within a relatively short time period, a backlog of IRS verifications and mortgage loan approvals under the programs operated by the Federal Housing Administration, the Veterans Administration and the U.S. Department of Agriculture could create delays in obtaining such approvals, resulting in the deferral of home sales to later periods and a negative effect on our homes delivered and revenues in the 2013 fourth quarter and in subsequent quarters.  Depending on the length of the delay, such impacts could have a material adverse impact on our consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended August 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
June 1 - 30	—	$—	—	4,000,000
July 1 - 31	—	—	—	4,000,000
August 1 - 31	478,294	16.54	—	4,000,000
Total	478,294	$16.54	—
Effective July 18, 2013, our board of directors authorized the repurchase of no more than 482,000 shares of our common stock solely as necessary for director elections in respect of outstanding stock units under the Director Plan, as further discussed in Note 15. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report. During the quarter ended August 31, 2013, we repurchased through open market transactions 478,294 shares of our common stock pursuant to this board of directors authorization at an aggregate price of $7.9 million. We do not anticipate any additional repurchases of our common stock pursuant to this board of directors authorization.
As of August 31, 2013, we were authorized to repurchase 4,000,000 shares of our common stock under a share repurchase program approved by our board of directors several years ago. We did not repurchase any shares of our common stock under this program in the nine months ended August 31, 2013. We have not repurchased shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.

Item 6. Exhibits

Exhibits

10.47	Second Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 18, 2013.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the nine months and three months ended August 31, 2013 and 2012, (b) Consolidated Balance Sheets as of August 31, 2013 and November 30, 2012, (c) Consolidated Statements of Cash Flows for the nine months ended August 31, 2013 and 2012, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	October 10, 2013	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 10, 2013	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

10.47	Second Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 18, 2013.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the nine months and three months ended August 31, 2013 and 2012, (b) Consolidated Balance Sheets as of August 31, 2013 and November 30, 2012, (c) Consolidated Statements of Cash Flows for the nine months ended August 31, 2013 and 2012, and (d) Notes to Consolidated Financial Statements.