Form 10-Q
period 2014-02-28
KB HOME
filed 2014-04-07
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2014.
There were 83,744,528 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2014. The registrant’s grantor stock ownership trust held an additional 10,501,844 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended February 28,
	2014	2013
Total revenues	$450,687	$405,219
Homebuilding:
Revenues	$448,267	$402,816
Construction and land costs	(369,274)	(343,265)
Selling, general and administrative expenses	(61,274)	(59,097)
Operating income	17,719	454
Interest income	168	204
Interest expense	(11,276)	(15,240)
Equity in income (loss) of unconsolidated joint ventures	2,590	(435)
Homebuilding pretax income (loss)	9,201	(15,017)
Financial services:
Revenues	2,420	2,403
Expenses	(852)	(835)
Equity in income (loss) of unconsolidated joint ventures	(6)	1,091
Financial services pretax income	1,562	2,659
Total pretax income (loss)	10,763	(12,358)
Income tax expense	(200)	(100)
Net income (loss)	$10,563	$(12,458)
Earnings (loss) per share:
Basic	$.13	$(.16)
Diluted	$.12	$(.16)
Weighted average shares outstanding:
Basic	83,745	79,401
Diluted	93,946	79,401
Cash dividends declared per common share	$.0250	$.0250
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28, 2014	November 30, 2013
Assets
Homebuilding:
Cash and cash equivalents	$303,269	$530,095
Restricted cash	42,083	41,906
Receivables	87,355	75,749
Inventories	2,634,944	2,298,577
Investments in unconsolidated joint ventures	60,648	130,192
Other assets	110,487	107,076
	3,238,786	3,183,595
Financial services	9,386	10,040
Total assets	$3,248,172	$3,193,635

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$138,213	$148,282
Accrued expenses and other liabilities	386,085	356,176
Mortgages and notes payable	2,175,190	2,150,498
	2,699,488	2,654,956
Financial services	2,350	2,593
Common stock	115,296	115,296
Paid-in capital	790,672	788,893
Retained earnings	490,358	481,889
Accumulated other comprehensive loss	(17,516)	(17,516)
Grantor stock ownership trust, at cost	(113,911)	(113,911)
Treasury stock, at cost	(718,565)	(718,565)
Total stockholders’ equity	546,334	536,086
Total liabilities and stockholders’ equity	$3,248,172	$3,193,635
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended February 28,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$10,563	$(12,458)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(2,584)	(656)
Distributions of earnings from unconsolidated joint ventures	—	1,438
Amortization of discounts and issuance costs	1,600	971
Depreciation and amortization	467	465
Stock-based compensation	1,779	1,013
Land option contract abandonments	433	—
Changes in assets and liabilities:
Receivables	(10,221)	326
Inventories	(205,037)	(198,761)
Accounts payable, accrued expenses and other liabilities	(14,514)	(2,413)
Other, net	(3,549)	(957)
Net cash used in operating activities	(221,063)	(211,032)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(8,618)	(304)
Proceeds from sale of investment in unconsolidated joint venture	10,110	—
Purchases of property and equipment, net	(1,576)	(430)
Net cash used in investing activities	(84)	(734)
Cash flows from financing activities:
Change in restricted cash	(177)	(2,257)
Proceeds from issuance of debt	—	230,000
Payment of debt issuance costs	—	(6,878)
Payments on mortgages and land contracts due to land sellers and other loans	(2,655)	(17,003)
Proceeds from issuance of common stock, net	—	109,811
Issuance of common stock under employee stock plans	—	52
Payments of cash dividends	(2,094)	(2,089)
Net cash provided by (used in) financing activities	(4,926)	311,636
Net increase (decrease) in cash and cash equivalents	(226,073)	99,870
Cash and cash equivalents at beginning of period	532,523	525,688
Cash and cash equivalents at end of period	$306,450	$625,558
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of February 28, 2014, the results of our consolidated operations for the three months ended February 28, 2014 and 2013, and our consolidated cash flows for the three months ended February 28, 2014 and 2013. The results of our consolidated operations for the three months ended February 28, 2014 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2013 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2013, which are contained in our Annual Report on Form 10-K for that period.
Unless the context indicates otherwise, the terms “we,” “our,” and “us” used in this report refer to KB Home, a Delaware corporation, and its subsidiaries.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $124.2 million at February 28, 2014 and $436.2 million at November 30, 2013. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted cash of $42.1 million at February 28, 2014 and $41.9 million at November 30, 2013 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (“LOC Facilities”).
Comprehensive Income (Loss). Our comprehensive income for the three months ended February 28, 2014 was $10.6 million. For the three months ended February 28, 2013, our comprehensive loss was $12.5 million. Our comprehensive income (loss) for each of the three-month periods ended February 28, 2014 and 2013 was equal to our net income (loss) for the same periods. The accumulated other comprehensive loss in our consolidated balance sheets as of February 28, 2014 and November 30, 2013 was comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation – Retirement Benefits” (“ASC 715”). Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured. ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
Recent Accounting Pronouncements. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”), which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax

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
Reclassifications. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2014 presentation.

2.	Segment Information
As of February 28, 2014, we had identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within our consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of February 28, 2014, our homebuilding reporting segments conducted ongoing operations in the following states:
West Coast: California
Southwest: Arizona and Nevada
Central: Colorado, New Mexico and Texas
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
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets within our Central and Southeast homebuilding reporting segments. This segment also earns revenues pursuant to the terms of a marketing services agreement with Nationstar Mortgage LLC (“Nationstar”), our preferred mortgage lender that offers mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers who elect to use the lender. Our homebuyers are under no obligation to use our preferred mortgage lender and may select any lender of their choice to obtain mortgage financing for the purchase of a home. Except as discussed below, we have had no affiliation, ownership, joint venture or other interests in or with our preferred mortgage lender or its affiliates, or with respect to the revenues or income that may have been generated from their provision of mortgage banking services to, or origination of mortgage loans for, our homebuyers.
On January 21, 2013, we entered into an agreement with Nationstar to form Home Community Mortgage, LLC (“Home Community Mortgage”), a mortgage banking company that will offer an array of mortgage banking services to our homebuyers. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in Home Community Mortgage, with Nationstar providing management oversight of Home Community Mortgage’s operations. Nationstar will continue as our preferred mortgage lender until Home Community Mortgage begins offering mortgage banking services. Home Community Mortgage is accounted for as an unconsolidated joint venture within our financial services reporting segment.
Corporate and other is a non-operating segment that develops and implements company-wide strategic initiatives and provides support to our homebuilding reporting segments by centralizing certain administrative functions, such as promotional marketing, legal, purchasing administration, architecture, accounting, treasury, insurance and risk management, information technology and human resources, to benefit from economies of scale. Corporate and other includes general and administrative expenses related to operating our corporate headquarters. A portion of the expenses incurred by Corporate and other is allocated to the homebuilding reporting segments.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Segment Information (continued)

Our segments follow the same accounting policies used for our consolidated financial statements. The results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our segments (in thousands):

	Three Months Ended February 28,
	2014	2013
Revenues:
West Coast	$181,721	$206,104
Southwest	46,115	31,831
Central	125,162	106,492
Southeast	95,269	58,389
Total homebuilding revenues	448,267	402,816
Financial services	2,420	2,403
Total	$450,687	$405,219

Pretax income (loss):
West Coast	$18,365	$9,842
Southwest	1,285	(749)
Central	2,776	136
Southeast	3,841	(8,324)
Corporate and other	(17,066)	(15,922)
Total homebuilding pretax income (loss)	9,201	(15,017)
Financial services	1,562	2,659
Total	$10,763	$(12,358)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(38)	$(33)
Southwest	(663)	(525)
Central	—	—
Southeast	3,291	123
Total	$2,590	$(435)

Land option contract abandonments:
West Coast	$—	$—
Southwest	—	—
Central	433	—
Southeast	—	—
Total	$433	$—

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Segment Information (continued)

	February 28, 2014	November 30, 2013
Inventories:
Homes under construction
West Coast	$321,787	$275,516
Southwest	34,278	39,661
Central	173,194	157,572
Southeast	104,137	113,690
Subtotal	633,396	586,439
Land under development
West Coast	659,753	560,032
Southwest	237,788	106,654
Central	285,407	238,311
Southeast	180,392	161,919
Subtotal	1,363,340	1,066,916
Land held for future development
West Coast	306,902	308,636
Southwest	147,865	157,924
Central	23,746	15,193
Southeast	159,695	163,469
Subtotal	638,208	645,222
Total	$2,634,944	$2,298,577

Investments in unconsolidated joint ventures:
West Coast	$44,598	$40,246
Southwest	13,549	80,877
Central	—	—
Southeast	2,501	9,069
Total	$60,648	$130,192

Assets:
West Coast	$1,395,759	$1,230,761
Southwest	453,062	402,443
Central	546,222	465,547
Southeast	461,442	456,965
Corporate and other	382,301	627,879
Total homebuilding assets	3,238,786	3,183,595
Financial services	9,386	10,040
Total	$3,248,172	$3,193,635

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Financial Services

The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended February 28,
	2014	2013
Revenues
Insurance commissions	$1,262	$1,303
Title services	708	649
Marketing services fees	450	450
Interest income	—	1
Total	2,420	2,403
Expenses
General and administrative	(852)	(835)
Operating income	1,568	1,568
Equity in income (loss) of unconsolidated joint ventures (a)	(6)	1,091
Pretax income	$1,562	$2,659

(a)
The equity in income of unconsolidated joint ventures in 2013 related to the wind down of KBA Mortgage, LLC (“KBA Mortgage”), our unconsolidated mortgage banking joint venture with a subsidiary of Bank of America, N.A., which ceased offering mortgage banking services in 2011.

	February 28, 2014	November 30, 2013
Assets
Cash and cash equivalents	$3,181	$2,428
Receivables	699	2,084
Investments in unconsolidated joint ventures	5,484	5,490
Other assets	22	38
Total assets	$9,386	$10,040
Liabilities
Accounts payable and accrued expenses	$2,350	$2,593
Total liabilities	$2,350	$2,593

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended February 28,
	2014	2013
Numerator:
Net income (loss)	$10,563	$(12,458)
Less: Distributed earnings allocated to nonvested restricted stock	(5)	—
Less: Undistributed earnings allocated to nonvested restricted stock	(22)	—
Numerator for basic earnings (loss) per share	10,536	(12,458)
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	667	—
Add: Undistributed earnings allocated to nonvested restricted stock	22	—
Less: Undistributed earnings reallocated to nonvested restricted stock	(20)	—
Numerator for diluted earnings (loss) per share	$11,205	$(12,458)
Denominator:
Weighted average shares outstanding — basic	83,745	79,401
Effect of dilutive securities:
Share-based payments	1,799	—
Convertible senior notes	8,402	—
Weighted average shares outstanding — diluted	93,946	79,401
Basic earnings (loss) per share	$.13	$(.16)
Diluted earnings (loss) per share	$.12	$(.16)
We compute earnings (loss) per share using the two-class method in accordance with Accounting Standards Codification Topic No. 260, “Earnings Per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 28, 2014 or 2013.
In the first quarter of 2013, we issued $230.0 million in aggregate principal amount of 1.375% convertible senior notes due 2019 (the “1.375% Convertible Senior Notes due 2019”), which are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes. The impact of the 1.375% Convertible Senior Notes due 2019 was excluded from the diluted earnings per share calculation for the three months ended February 28, 2013 because the effect would have been antidilutive.
Outstanding stock options to purchase 5.2 million shares of common stock were excluded from the diluted earnings per share calculation for the three months ended February 28, 2014, and all outstanding stock options were excluded from the diluted loss per share calculation for the three months ended February 28, 2013 because the effect of their inclusion would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each a “PSU”) were not included in the earnings (loss) per share calculations for the three months ended February 28, 2014 or 2013 as the vesting conditions have not been satisfied.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories

Inventories consisted of the following (in thousands):

	February 28, 2014	November 30, 2013
Homes under construction	$633,396	$586,439
Land under development	1,363,340	1,066,916
Land held for future development	638,208	645,222
Total	$2,634,944	$2,298,577
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
Our interest costs are as follows (in thousands):

	Three Months Ended February 28,
	2014	2013
Capitalized interest at beginning of period	$216,681	$217,684
Interest incurred	39,280	33,422
Interest expensed	(11,276)	(15,240)
Interest amortized to construction and land costs	(17,485)	(18,705)
Capitalized interest at end of period (a)	$227,200	$217,161

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

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). We evaluated 11 and 20 communities or land parcels for recoverability during the three months ended February 28, 2014 and 2013, respectively.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventory Impairments and Land Option Contract Abandonments (continued)

When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. With the undiscounted future net cash flows, we also consider recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the three months ended February 28, 2014 and 2013, these expectations reflected our experience that notwithstanding fluctuations in our company-wide net orders, backlog levels, homes delivered and housing gross profit margin, on a year-over-year basis, market conditions for each of our assets in inventory where impairment indicators were identified have been generally stable or improved, with no significant deterioration identified as to revenue and cost drivers that would prevent or otherwise impact recoverability. Based on this experience, and taking into account the generally favorable conditions in many of our served markets for new home sales, our inventory assessments as of February 28, 2014 considered an expected steady overall sales pace and average selling price performance for the remainder of 2014 relative to the improving trends in pace and performance in recent quarters.
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
We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected community or land parcel and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and delivery rates. The discount rates we used were impacted by the following at the time each calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the affected asset or conditions in the market in which the asset was located. Based on the results of our evaluations, we recognized no inventory impairment charges for the three months ended February 28, 2014 or 2013.
As of February 28, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $284.5 million, representing 39 communities and various other land parcels. As of November 30, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $293.1 million, representing 42 communities and various other land parcels.
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

home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized $.4 million of land option contract abandonment charges corresponding to 650 lots for the three months ended February 28, 2014 and no such charges for the three months ended February 28, 2013. We sometimes walk away from land option contracts or other similar contracts when we have incurred costs of less than $100,000; such costs and the corresponding lots, which totaled 3,380 lots in the three months ended February 28, 2014, are not included in the amounts above. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
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
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), to determine whether they are VIEs and, if so, whether we are the primary beneficiary. None of our joint ventures at February 28, 2014 and November 30, 2013 were determined under the provisions of ASC 810 to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. The use of such land option contracts and other similar contracts to control land generally allows us to reduce the market risks associated with direct land ownership and development, and to reduce our capital and financial commitments, including interest and other carrying costs. Under such contracts, we typically pay a specified option or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price.
We analyze each of our land option contracts and other similar contracts under the provisions of ASC 810 to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of February 28, 2014 and November 30, 2013 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Variable Interest Entities (continued)

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2014		November 30, 2013
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$25,031	$589,713	$11,063	$616,000
Other land option contracts and other similar contracts	30,603	500,853	30,502	535,496
Total	$55,634	$1,090,566	$41,565	$1,151,496
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $34.7 million at February 28, 2014 and $31.0 million at November 30, 2013. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at both February 28, 2014 and November 30, 2013 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $9.8 million at February 28, 2014 and $8.9 million at November 30, 2013.

8.	Investments in Unconsolidated Joint Ventures
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
Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. We share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. In some instances, we recognize profits and losses related to our investment in an unconsolidated joint venture that differ from our equity interest in the unconsolidated joint venture. This may arise from impairments that we recognize related to our investment that differ from the impairments the unconsolidated joint venture recognizes with respect to the unconsolidated joint venture’s assets; differences between our basis in assets we have transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; our deferral of the unconsolidated joint venture earnings from land sales made to our homebuilding operations; or other items. With respect to our investments in unconsolidated joint ventures, our equity in income (loss) of unconsolidated joint ventures included no impairment charges for the three months ended February 28, 2014 or 2013.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Investments in Unconsolidated Joint Ventures (continued)

The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended February 28,
	2014	2013
Revenues	$6,118	$—
Construction and land costs	(3,523)	—
Other expenses, net	(1,130)	(855)
Income (loss)	$1,465	$(855)
The revenues and construction and land costs for the three months ended February 28, 2014 were solely related to the sale of land by one of our unconsolidated joint ventures.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	February 28, 2014	November 30, 2013
Assets
Cash	$17,958	$18,752
Receivables	4,619	4,902
Inventories	165,133	381,195
Other assets	149	1,183
Total assets	$187,859	$406,032
Liabilities and equity
Accounts payable and other liabilities	$22,843	$85,386
Equity	165,016	320,646
Total liabilities and equity	$187,859	$406,032
The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	February 28, 2014	November 30, 2013
Number of investments in unconsolidated joint ventures	7	9
Investments in unconsolidated joint ventures	$60,648	$130,192
Number of unconsolidated joint venture lots controlled under land option contracts or other similar contracts	673	5,367
As of February 28, 2014, the combined inventories of our unconsolidated joint ventures and the number of unconsolidated joint venture lots controlled under land option contracts or other similar contracts each decreased from November 30, 2013, partly due to a distribution of $70.6 million of land we received from Inspirada Builders, LLC (“Inspirada”), our unconsolidated joint venture in Las Vegas, during the three months ended February 28, 2014. In addition, we sold our interest in an unconsolidated joint venture in Maryland for $10.1 million, which resulted in a gain of $3.2 million that is included in equity in income of unconsolidated joint ventures in our consolidated statements of operations. The decrease in the combined inventories of our unconsolidated joint ventures also reflected the transfer of a $33.2 million inventory-related obligation to us in connection with the distribution of land we received from Inspirada, as discussed below in Note 10. Accrued Expenses

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Investments in Unconsolidated Joint Ventures (continued)

and Other Liabilities. This transfer also contributed to the decrease in the combined accounts payable and other liabilities of our unconsolidated joint ventures during the three months ended February 28, 2014.
The decrease in our investments in unconsolidated joint ventures at February 28, 2014, compared to November 30, 2013, reflected the above-mentioned transactions, partly offset by capital contributions made to various unconsolidated joint ventures.
None of our unconsolidated joint ventures had outstanding debt at February 28, 2014 or November 30, 2013.

9.	Other Assets
Other assets consisted of the following (in thousands):

	February 28, 2014	November 30, 2013
Cash surrender value of insurance contracts	$69,443	$68,534
Debt issuance costs	26,103	27,366
Property and equipment, net	9,571	8,460
Prepaid expenses	5,370	2,716
Total	$110,487	$107,076

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28, 2014	November 30, 2013
Self-insurance and other litigation liabilities	$94,939	$99,612
Employee compensation and related benefits	87,519	99,332
Accrued interest payable	64,971	45,562
Inventory-related obligations (a)	62,748	29,517
Warranty liability	43,419	48,704
Real estate and business taxes	6,106	8,131
Other	26,383	25,318
Total	$386,085	$356,176

(a)
The increase in inventory-related obligations at February 28, 2014, compared to November 30, 2013, reflected a $33.2 million liability we recorded for fixed or determinable amounts associated with tax increment financing entities (“TIFE”) in connection with the distribution of land we received from Inspirada during the three months ended February 28, 2014. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes to homebuyers on the applicable lots before the related TIFE obligations mature.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Income Taxes

Income Tax Expense. Our income tax expense totaled $.2 million for the three months ended February 28, 2014 and $.1 million for the three months ended February 28, 2013. Due to the effects of the deferred tax asset valuation allowance, our effective tax rates for the three months ended February 28, 2014 and 2013 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax income (loss) for those periods.
Deferred Tax Asset Valuation Allowance. In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income. The value of our deferred tax assets will depend on applicable income tax rates. During the three months ended February 28, 2014, we reduced our deferred tax asset valuation allowance by $4.4 million to account for adjustments to our deferred tax assets associated with the pretax income generated during the period. During the three months ended February 28, 2013, we reduced our deferred tax asset valuation allowance by $.7 million to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards. One of the primary pieces of negative evidence that we consider in evaluating the need for a valuation allowance is our three-year cumulative loss position, which is largely the result of our pretax losses in 2012 and 2011, as we generated pretax income for the year ended November 30, 2013. In the first quarter of 2014, we reported our third consecutive quarter of pretax income and experienced year-over-year increases in our revenues, housing gross profit margin, net orders and backlog. If such positive trends in our business continue, together with improvements in housing markets and the homebuilding industry, and we are profitable on a sustained basis, we believe that there could be sufficient positive evidence to support reducing a large portion of our valuation allowance during 2014.
We had no net deferred tax assets at February 28, 2014 or November 30, 2013 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $855.0 million at February 28, 2014 from $859.4 million at November 30, 2013, reflecting the $4.4 million valuation allowance adjustment recorded during the three months ended February 28, 2014.
Unrecognized Tax Benefits. During the three months ended February 28, 2014, our total gross unrecognized tax benefits remained unchanged at $.3 million. The total amount of gross unrecognized tax benefits, including interest and penalties, that would affect the effective tax rate was $.3 million as of February 28, 2014. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from $.1 million to $.3 million during the 12 months from this reporting date due to various state tax filings associated with the resolution of a federal tax audit. Our fiscal years ending 2010 and later remain open to federal and state examinations.
The benefits of our net operating losses (“NOL”), built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of February 28, 2014, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands):

	February 28, 2014	November 30, 2013
Mortgages and land contracts due to land sellers and other loans	$37,970	$13,615
6 1/4% Senior notes due June 15, 2015	199,870	199,864
9.10% Senior notes due September 15, 2017	262,213	262,048
7 1/4% Senior notes due June 15, 2018	299,295	299,261
8.00% Senior notes due March 15, 2020	345,842	345,710
7.00% Senior notes due December 15, 2021	450,000	450,000
7.50% Senior notes due September 15, 2022	350,000	350,000
1.375% Convertible senior notes due February 1, 2019	230,000	230,000
Total	$2,175,190	$2,150,498
Unsecured Revolving Credit Facility. We have a $200.0 million unsecured revolving credit facility with a syndicate of financial institutions (as amended, the “Credit Facility”) that will mature on March 12, 2016. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $300.0 million under certain conditions and the availability of additional bank commitments, as well as a sublimit of $100.0 million for the issuance of letters of credit, which may be utilized in combination with or to replace our LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either the London Interbank Offered Rate or a base rate, plus a spread that depends on our debt rating and consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .50% to .75% of the unused commitment, based on our debt rating and Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an interest coverage ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2014, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available for cash borrowings, with up to $100.0 million of that amount available for the issuance of letters of credit.
Letter of Credit Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of February 28, 2014 and November 30, 2013, we had $41.7 million and $41.5 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 28, 2014, inventories having a carrying value of $101.6 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans totaling $38.0 million.
Shelf Registration. We have an automatically effective universal shelf registration statement on file with the SEC, which was filed on September 20, 2011 (the “2011 Shelf Registration”). The 2011 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Senior Notes. All of our senior notes outstanding at February 28, 2014 and November 30, 2013 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually. At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable (continued)

to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to the applicable redemption date.
Convertible Senior Notes. On January 29, 2013 and February 4, 2013, pursuant to the 2011 Shelf Registration, we issued in an underwritten public offering the 1.375% Convertible Senior Notes due 2019 at 100% of the $230.0 million in aggregate principal amount of these notes. The issuance on February 4, 2013 was made pursuant to the exercise of an option granted to the underwriters to purchase such notes to cover over-allotments. Interest on the 1.375% Convertible Senior Notes due 2019, which represent senior unsecured obligations of ours and rank equally in right of payment with all of our other senior unsecured indebtedness, is payable semi-annually in arrears on February 1 and August 1. We will also pay interest on November 1, 2018. The 1.375% Convertible Senior Notes due 2019 will mature on February 1, 2019, unless converted earlier by the holders, at their option, or redeemed by us, or purchased by us at the option of the holders following the occurrence of a fundamental change, as defined in the instruments governing the 1.375% Convertible Senior Notes due 2019.
At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 1.375% Convertible Senior Notes due 2019. The 1.375% Convertible Senior Notes due 2019 are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share and a conversion premium of approximately 47% based on the closing price of our common stock on January 29, 2013, which was $18.62 per share. This initial conversion rate equates to 8,401,831 shares of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including: subdivisions and combinations of our common stock; the issuance of stock dividends, or certain rights, options or warrants, capital stock, indebtedness, assets or cash dividends to all or substantially all holders of our common stock; and certain tender or exchange offers by us. The conversion rate will not, however, be adjusted for other events, such as a third party tender or exchange offer or an issuance of common stock for cash or an acquisition, that may adversely affect the trading price of the notes or our common stock. On conversion, holders of the 1.375% Convertible Senior Notes due 2019 will not be entitled to receive cash in lieu of shares of our common stock, except for cash in lieu of fractional shares.
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
We used the $223.1 million in total net proceeds from the issuance of the 1.375% Convertible Senior Notes due 2019 together with the total net proceeds from a concurrent underwritten public offering of our common stock, which is described in Note 16. Stockholders’ Equity, for general corporate purposes, including for investments in land and land development.
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
As of February 28, 2014, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.

13.	Fair Value Disclosures
Accounting Standards Codification Topic No. 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring the fair value of assets and liabilities under GAAP, and establishes a fair value hierarchy that requires an entity to

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Fair Value Disclosures (continued)

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the three months ended February 28, 2014 and the year ended November 30, 2013 (in thousands):

	Fair Value
Description	Hierarchy	February 28, 2014	November 30, 2013
Long-lived assets held and used (a)	Level 3	$—	$1,143

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

We had no inventory impairment charges in the three months ended February 28, 2014. During the year ended November 30, 2013, long-lived assets held and used with a carrying value of $1.5 million were written down to their fair value of $1.1 million, resulting in inventory impairment charges of $.4 million.
The fair values for long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future net cash flows discounted for inherent risk associated with each asset as described in Note 6. Inventory Impairments and Land Option Contract Abandonments. The discount rates we used were impacted by the following at the time the calculations were made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the affected asset or conditions in the market in which the asset was located. These factors were specific to each affected community or land parcel and may have varied over time.
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Fair Value Disclosures (continued)

		February 28, 2014		November 30, 2013
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,907,220	$2,121,250	$1,906,883	$2,069,325
Convertible senior notes	Level 2	230,000	249,263	230,000	224,825
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
We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality, customer service initiatives and outside events. While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes or customer service practices could have a significant impact on our actual warranty costs in future periods and such amounts could differ from our current estimates.
The changes in our warranty liability are as follows (in thousands):

	Three Months Ended February 28,
	2014	2013
Balance at beginning of period	$48,704	$47,822
Warranties issued	3,426	2,766
Payments	(8,711)	(8,929)
Adjustments	—	1,674
Balance at end of period	$43,419	$43,333

Central and Southwest Florida Claims. Our overall warranty liability at February 28, 2014 included $22.9 million for estimated remaining repair costs associated with 352 homes in central and southwest Florida that have been identified as having water intrusion-related issues and estimated repair costs associated with similarly affected homes in central and southwest Florida

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Commitments and Contingencies (continued)

that we believe are likely to be identified in the future. Our overall warranty liability at November 30, 2013 included $28.9 million for estimated remaining repair costs associated with 710 identified affected homes and estimated repair costs associated with similarly affected homes then-believed likely to be identified in the future. The above-mentioned amount, included in our overall warranty liability as of February 28, 2014, encompasses what we believe is the probable overall cost of the repair effort remaining before insurance and other recoveries. However, our actual costs to fully resolve repairs on affected homes could differ from the overall costs we have estimated, and the difference could be material to our consolidated financial statements.
The decrease in the liability for estimated remaining repair costs during the three months ended February 28, 2014 reflected the lower number of identified affected homes with unresolved repairs at February 28, 2014 compared to November 30, 2013. During the three months ended February 28, 2014, repairs were resolved on 371 identified affected homes and we identified 13 additional affected homes. For these purposes, we consider repairs for identified affected homes to be resolved when all repairs are completed and all repair costs are fully paid.
During the three months ended February 28, 2014 and 2013, we paid $6.0 million and $5.4 million, respectively, to repair identified affected homes. Since first identifying affected homes in late 2012, we have identified a total of 1,477 affected homes requiring more than minor repairs and resolved repairs on 1,125 of those homes through February 28, 2014. As of February 28, 2014, we had paid $42.7 million of the total costs of $65.6 million that we have estimated for the overall repair effort. Approximately half of the total estimated repair costs as of February 28, 2014 related to two attached-home communities. We anticipate resolving repairs on homes affected by the water intrusion-related issues by the end of 2014.
As of February 28, 2014, based on our investigation into the central and southwest Florida water intrusion-related issues, we believe it is probable that we will recover a portion of our repair costs associated with affected homes from various sources, including subcontractors involved with the original construction of the homes and their insurers, and have reflected these estimated probable recoveries in our warranty liability. Our investigation into the water intrusion-related issues, including the process of determining potentially responsible parties and our efforts to obtain recoveries, is ongoing, and as a result, our estimate of probable recoveries may change as additional information is obtained.
Other Claims. With respect to potential recoveries on claims regarding other homes previously delivered, we have tendered claims with responsible liability insurance carriers, seeking reimbursement of costs we have incurred to make repairs and to handle claims. We intend to continue to undertake efforts, including legal proceedings, to obtain reimbursement from various sources, including subcontractors, suppliers and their insurers, for the costs we have incurred or expect to incur to investigate and complete repairs and to defend ourselves in litigation. We have not recorded any material amounts for potential future recoveries as of February 28, 2014 related to these claims regarding other homes previously delivered.
Overall Warranty Liability Assessment. In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty, which would include homes in central and southwest Florida that have been or may in the future be identified as having water intrusion-related issues. Based on our assessment of our overall warranty liability as of February 28, 2014, we determined that our overall warranty liability was adequate with respect to our then-estimated remaining repair costs associated with homes in central and southwest Florida that have been identified as having water intrusion-related issues, estimated repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future and our overall warranty obligations on homes delivered. In light of this assessment, we did not record adjustments in our consolidated statement of operations for the three months ended February 28, 2014 with respect to estimated repair costs associated with identified affected homes in central and southwest Florida that have been identified as having water intrusion-related issues and estimated repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future. As of February 28, 2013, based on our assessment of our overall warranty liability, we recorded an adjustment to increase our overall warranty liability by $1.7 million in the first quarter of 2013 with a corresponding charge to construction and land costs in our consolidated statement of operations, reflecting an increase in our estimated warranty costs, net of estimated probable recoveries for water intrusion-related issues in central and southwest Florida and other adjustments.
Depending on the number of additional homes in central and southwest Florida that are identified as having water intrusion-related issues, and the actual costs we incur in future periods to repair identified homes and/or homes affected by other issues, including costs to provide affected homeowners with temporary housing, we may revise the amount of our estimated liability,

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Commitments and Contingencies (continued)

which could result in an increase or decrease in our overall warranty liability. Based on our investigations of the water intrusion-related issues in central and southwest Florida, we believe that our warranty liability is adequate to cover the estimated probable total repair costs on these affected homes and on homes affected by other issues, though we believe it is reasonably possible that our loss in this matter could exceed the amount accrued as of February 28, 2014 by up to $6 million.
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
Self-Insurance. We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. In Arizona, California, Colorado and Nevada, our subcontractors’ general liability insurance primarily takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. Enrolled subcontractors contribute toward the cost of the insurance and agree to pay a contractual amount in the future in the event of a claim related to their work. For those enrolled subcontractors, we absorb their general liability associated with the work performed on our homes within the applicable projects as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary. We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of claims incurred but not yet reported.
We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our liabilities related to unpaid claims, claim adjustment expenses, third-party recoveries and incurred but not yet reported claims associated with the risks that we are assuming under our self-insurance. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim is made, and the ultimate resolution of the construction defect claim. Though state regulations vary, construction defect claims are reported and resolved over a prolonged period of time, which can extend for 10 years or longer. As a result, the majority of the estimated liability relates to incurred but not yet reported claims. Because the majority of our estimated liabilities relate to incurred but not yet reported claims, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
The changes in our self-insurance liability are as follows (in thousands):

	Three Months Ended February 28,
	2014	2013
Balance at beginning of period	$92,214	$93,349
Self-insurance expense (a)	2,616	1,809
Payments, net of recoveries (b)	(4,414)	(3,435)
Balance at end of period	$90,416	$91,723

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Recoveries are reflected at the time we receive funds from subcontractors and/or their insurers.
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

frequencies, severities and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 28, 2014, we had $427.0 million of performance bonds and $41.7 million of letters of credit outstanding. At November 30, 2013, we had $410.8 million of performance bonds and $41.5 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 28, 2014, we had total deposits of $55.7 million, comprised of $55.6 million of cash deposits and $.1 million of letters of credit, to purchase land having an aggregate purchase price of $1.09 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

15.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (the “Claimed Damages”). KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. At a November 19, 2012 hearing, the court denied all of the consolidated plaintiffs’ motions for summary judgment on their claims. In addition, the court granted several of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages. The non-jury trial, originally set for September 2012, has been continued to May 20, 2014.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Legal Matters (continued)

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

16.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended February 28, 2014
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2013	$115,296	$788,893	$481,889	$(17,516)	$(113,911)	$(718,565)	$536,086
Net income	—	—	10,563	—	—	—	10,563
Dividends on common stock	—	—	(2,094)	—	—	—	(2,094)
Stock-based compensation	—	1,779	—	—	—	—	1,779
Balance at February 28, 2014	$115,296	$790,672	$490,358	$(17,516)	$(113,911)	$(718,565)	$546,334

	Three Months Ended February 28, 2013
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2012	$115,178	$888,579	$450,292	$(27,958)	$(115,149)	$(934,136)	$376,806
Net loss	—	—	(12,458)	—	—	—	(12,458)
Dividends on common stock	—	—	(2,089)	—	—	—	(2,089)
Stock-based compensation	—	1,013	—	—	—	—	1,013
Issuance of common stock	—	(106,314)	—	—	—	216,125	109,811
Grantor stock ownership trust	—	20	—	—	32	—	52
Balance at February 28, 2013	$115,178	$783,298	$435,745	$(27,958)	$(115,117)	$(718,011)	$473,135

On January 29, 2013, pursuant to the 2011 Shelf Registration, we issued 6,325,000 shares of our common stock, par value $1.00 per share, in an underwritten public offering at a price of $18.25 per share (the “Common Stock Offering”). We used 6,325,000 shares of treasury stock for the issuance and received net proceeds of $109.8 million after underwriting discounts, commissions and transaction expenses.
In connection with the issuance of the 1.375% Convertible Senior Notes due 2019, which is discussed in Note 12. Mortgages and Notes Payable, we established a common stock reserve account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of the instruments governing these notes. Accordingly, the common stock reserve account had

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Stockholders’ Equity (continued)

a balance of 12,602,735 shares at February 28, 2014. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing the 1.375% Convertible Senior Notes due 2019.
As of February 28, 2014, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any of our common stock under this program in the three months ended February 28, 2014. We did not repurchase any shares pursuant to this common stock repurchase plan in 2013 or 2012. Any resumption of such stock repurchases under this program or any other program will be at the discretion of our board of directors.
During the three months ended February 28, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 20, 2014 to stockholders of record on February 6, 2014. During the three months ended February 28, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 21, 2013 to stockholders of record on February 7, 2013.

17.	Stock-Based Compensation
We measure and recognize compensation expense associated with our grant of equity-based awards in accordance with Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”). ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. Compensation expense related to equity-based awards is included in selling, general and administrative expense in our consolidated statements of operations.
Stock Options. In accordance with ASC 718, we estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of our common stock and an expected term of the stock options. The following table summarizes stock option transactions for the three months ended February 28, 2014:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	10,531,938	$21.11
Granted	—	—
Exercised	—	—
Cancelled	(4,947)	33.72
Options outstanding at end of period	10,526,991	$21.11
Options exercisable at end of period	9,414,988	$22.24
As of February 28, 2014, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 5.3 years and 4.9 years, respectively. There was $2.8 million of total unrecognized compensation expense related to unvested stock option awards as of February 28, 2014. For the three months ended February 28, 2014 and 2013, stock-based compensation expense associated with stock options totaled $.6 million and $.4 million, respectively. The aggregate intrinsic value of stock options outstanding was $48.0 million at February 28, 2014. The aggregate intrinsic value of stock options exercisable was $38.0 million at February 28, 2014. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees. We recognized total compensation expense of $1.2 million for the three months ended February 28, 2014 and $.6 million for the three months ended February 28, 2013 related to restricted stock and PSUs.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended February 28,
	2014	2013
Summary of cash and cash equivalents at end of period:
Homebuilding	$303,269	$624,044
Financial services	3,181	1,514
Total	$306,450	$625,558

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(8,133)	$5,872
Income taxes paid	103	120
Income taxes refunded	20	58

Supplemental disclosures of noncash activities:
Increase in consolidated inventories not owned	$917	$4,842
Increase in inventories due to distribution of land from unconsolidated joint venture	70,642	—
Increase in inventories and inventory-related obligations associated with TIFE tied to distribution of land from unconsolidated joint venture	33,197	—
Cost of inventories acquired through seller financing	27,010	27,600

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information

Our obligations to pay principal, premium, if any, and interest under our senior notes and the 1.375% Convertible Senior Notes due 2019 and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. Pursuant to the terms of the indenture governing our senior notes and the 1.375% Convertible Senior Notes due 2019, and the terms of the Credit Facility, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X (as in effect on June 1, 1996) using a 5% rather than a 10% threshold (provided that the assets of our non-guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets), it will be automatically and unconditionally released and discharged from its guaranty of our senior notes, the 1.375% Convertible Senior Notes due 2019 and the Credit Facility so long as all guarantees by such Guarantor Subsidiary of any other of our or our subsidiaries’ indebtedness are terminated at or prior to the time of such release. We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of February 28, 2014. The format of the condensed consolidating financial statements has been revised for the periods previously reported in our quarterly reports to retrospectively reflect (a) the transfer of certain of our subsidiaries from non-guarantor subsidiaries to guarantor subsidiaries as a result of such subsidiaries becoming guarantor subsidiaries during 2013 and (b) the following elective reclassifications which relate solely to transactions between KB Home corporate and its subsidiaries: (i) the reclassification of KB Home corporate, guarantor and non-guarantor intercompany interest, which had previously been included in interest expense, to a separate line item with corresponding offsets in the consolidating adjustments column; (ii) the reclassification of the net intercompany funding activity of KB Home corporate, which was previously included in cash flows provided by (used in) financing activities, to cash flows from investing activities with corresponding offsets in the consolidating adjustments column; and (iii) the reclassification of dividends received by KB Home corporate from its subsidiaries to cash provided by (used in) operating activities. Such dividends were previously included in net cash provided by (used in) financing activities. This revised presentation of the condensed consolidating financial statements had no impact or effect on our consolidated financial statements for any periods presented, including our consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations
Three Months Ended February 28, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$435,849	$14,838	$—	$450,687
Homebuilding:
Revenues	$—	$435,849	$12,418	$—	$448,267
Construction and land costs	—	(358,092)	(11,182)	—	(369,274)
Selling, general and administrative expenses	(15,744)	(41,972)	(3,558)	—	(61,274)
Operating income (loss)	(15,744)	35,785	(2,322)	—	17,719
Interest income	167	1	—	—	168
Interest expense	(38,008)	(1,272)	—	28,004	(11,276)
Intercompany interest	59,722	(32,096)	378	(28,004)	—
Equity in income of unconsolidated joint ventures	—	2,590	—	—	2,590
Homebuilding pretax income (loss)	6,137	5,008	(1,944)	—	9,201
Financial services pretax income	—	—	1,562	—	1,562
Total pretax income (loss)	6,137	5,008	(382)	—	10,763
Income tax expense	(100)	(100)	—	—	(200)
Equity in net income of subsidiaries	4,526	—	—	(4,526)	—
Net income (loss)	$10,563	$4,908	$(382)	$(4,526)	$10,563

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations
Three Months Ended February 28, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$393,228	$11,991	$—	$405,219
Homebuilding:
Revenues	$—	$393,228	$9,588	$—	$402,816
Construction and land costs	—	(334,498)	(8,767)	—	(343,265)
Selling, general and administrative expenses	(14,823)	(40,809)	(3,465)	—	(59,097)
Operating income (loss)	(14,823)	17,921	(2,644)	—	454
Interest income	201	1	2	—	204
Interest expense	(31,847)	(1,575)	—	18,182	(15,240)
Intercompany interest	45,356	(28,134)	960	(18,182)	—
Equity in loss of unconsolidated joint ventures	—	(435)	—	—	(435)
Homebuilding pretax loss	(1,113)	(12,222)	(1,682)	—	(15,017)
Financial services pretax income	—	—	2,659	—	2,659
Total pretax income (loss)	(1,113)	(12,222)	977	—	(12,358)
Income tax expense	—	(100)	—	—	(100)
Equity in net loss of subsidiaries	(11,345)	—	—	11,345	—
Net income (loss)	$(12,458)	$(12,322)	$977	$11,345	$(12,458)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet
February 28, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$234,234	$61,043	$7,992	$—	$303,269
Restricted cash	42,083	—	—	—	42,083
Receivables	1,446	85,659	250	—	87,355
Inventories	—	2,600,119	34,825	—	2,634,944
Investments in unconsolidated joint ventures	—	60,648	—	—	60,648
Other assets	97,477	11,574	1,436	—	110,487
	375,240	2,819,043	44,503	—	3,238,786
Financial services	—	—	9,386	—	9,386
Intercompany receivables	2,397,174	—	113,059	(2,510,233)	—
Investments in subsidiaries	42,004	—	—	(42,004)	—
Total assets	$2,814,418	$2,819,043	$166,948	$(2,552,237)	$3,248,172
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$134,679	$295,212	$94,407	$—	$524,298
Mortgages and notes payable	2,112,110	63,080	—	—	2,175,190
	2,246,789	358,292	94,407	—	2,699,488
Financial services	—	—	2,350	—	2,350
Intercompany payables	21,295	2,455,743	33,195	(2,510,233)	—
Stockholders’ equity	546,334	5,008	36,996	(42,004)	546,334
Total liabilities and stockholders’ equity	$2,814,418	$2,819,043	$166,948	$(2,552,237)	$3,248,172

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet
November 30, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$476,847	$41,316	$11,932	$—	$530,095
Restricted cash	41,906	—	—	—	41,906
Receivables	1,472	74,186	91	—	75,749
Inventories	—	2,263,034	35,543	—	2,298,577
Investments in unconsolidated joint ventures	—	130,192	—	—	130,192
Other assets	97,647	9,072	357	—	107,076
	617,872	2,517,800	47,923	—	3,183,595
Financial services	—	—	10,040	—	10,040
Intercompany receivables	2,129,729	—	117,829	(2,247,558)	—
Investments in subsidiaries	39,955	—	—	(39,955)	—
Total assets	$2,787,556	$2,517,800	$175,792	$(2,287,513)	$3,193,635
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$117,875	$292,220	$94,363	$—	$504,458
Mortgages and notes payable	2,111,773	38,725	—	—	2,150,498
	2,229,648	330,945	94,363	—	2,654,956
Financial services	—	—	2,593	—	2,593
Intercompany payables	21,822	2,186,855	38,881	(2,247,558)	—
Stockholders’ equity	536,086	—	39,955	(39,955)	536,086
Total liabilities and stockholders’ equity	$2,787,556	$2,517,800	$175,792	$(2,287,513)	$3,193,635

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$25,225	$(238,483)	$(7,805)	$—	$(221,063)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(8,618)	—	—	(8,618)
Proceeds from sale of investment in unconsolidated joint venture	—	10,110	—	—	10,110
Purchases of property and equipment, net	(70)	(1,455)	(51)	—	(1,576)
Intercompany	(265,497)	—	—	265,497	—
Net cash provided by (used in) investing activities	(265,567)	37	(51)	265,497	(84)
Cash flows from financing activities:
Change in restricted cash	(177)	—	—	—	(177)
Payments on mortgages and land contracts due to land sellers and other loans	—	(2,655)	—	—	(2,655)
Payments of cash dividends	(2,094)	—	—	—	(2,094)
Intercompany	—	260,828	4,669	(265,497)	—
Net cash provided by (used in) financing activities	(2,271)	258,173	4,669	(265,497)	(4,926)
Net increase (decrease) in cash and cash equivalents	(242,613)	19,727	(3,187)	—	(226,073)
Cash and cash equivalents at beginning of period	476,847	41,316	14,360	—	532,523
Cash and cash equivalents at end of period	$234,234	$61,043	$11,173	$—	$306,450

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$8,208	$(206,425)	$(12,815)	$—	$(211,032)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(94)	(210)	—	(304)
Purchases of property and equipment, net	(96)	(318)	(16)	—	(430)
Intercompany	(239,211)	—	—	239,211	—
Net cash used in investing activities	(239,307)	(412)	(226)	239,211	(734)

Cash flows from financing activities:
Change in restricted cash	(2,257)	—	—	—	(2,257)
Proceeds from issuance of debt	230,000	—	—	—	230,000
Payment of debt issuance costs	(6,878)	—	—	—	(6,878)
Payments on mortgages and land contracts due to land sellers and other loans	—	(17,003)	—	—	(17,003)
Proceeds from issuance of common stock, net	109,811	—	—	—	109,811
Issuance of common stock under employee stock plans	52	—	—	—	52
Payments of cash dividends	(2,089)	—	—	—	(2,089)
Intercompany	—	230,182	9,029	(239,211)	—
Net cash provided by financing activities	328,639	213,179	9,029	(239,211)	311,636
Net increase (decrease) in cash and cash equivalents	97,540	6,342	(4,012)	—	99,870
Cash and cash equivalents at beginning of period	457,007	54,205	14,476	—	525,688
Cash and cash equivalents at end of period	$554,547	$60,547	$10,464	$—	$625,558

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20.	Subsequent Event

On March 25, 2014, pursuant to the 2011 Shelf Registration, we completed the underwritten public offering of 4.75% senior notes due 2019 (the “4.75% Senior Notes due 2019”), at 100% of the $400.0 million in aggregate principal amount of the notes, and the underwritten public offering of 6,944,445 shares of our common stock, par value $1.00 per share, at a price of $18.00 per share (the “2014 Common Stock Offering”). Interest on the 4.75% Senior Notes due 2019, which represent senior unsecured obligations of ours and rank equally in right of payment with all of our other senior unsecured indebtedness, is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2014. The 4.75% Senior Notes due 2019 will mature on May 15, 2019. On April 4, 2014, the underwriters of the 2014 Common Stock Offering exercised their option to purchase 1,041,666 additional shares at a price of $18.00 per share, with the transaction expected to be completed on or about April 8, 2014. We plan to use the net proceeds from both the issuance of the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering (including the issuance of the additional shares) for general corporate purposes, including, without limitation, land acquisition and land development.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended February 28,
	2014	2013	Variance
Revenues:
Homebuilding	$448,267	$402,816	11%
Financial services	2,420	2,403	1
Total	$450,687	$405,219	11%
Pretax income (loss):
Homebuilding	$9,201	$(15,017)	(a)
Financial services	1,562	2,659	(41)%
Total pretax income (loss)	10,763	(12,358)	(a)
Income tax expense	(200)	(100)	100
Net income (loss)	$10,563	$(12,458)	(a)
Basic earnings (loss) per share	$.13	$(.16)	(a)
Diluted earnings (loss) per share	$.12	$(.16)	(a)

(a)	Percentage not meaningful.
Conditions in most housing markets were generally favorable during the three months ended February 28, 2014, with relatively low inventories of new and existing homes available for sale, firm demand for housing, and mostly positive economic and demographic trends. While housing affordability has diminished somewhat compared to a year ago, and the performance of individual housing markets remains varied, consumers are adjusting to both higher mortgage loan interest rates and selling prices, and we expect to see a steady rise in demand in the coming quarters, though likely at a more moderate pace than in the first half of 2013. Based on the current housing environment, we believe there will be opportunities for our business to make measurable progress through the remainder of 2014.
In the three months ended February 28, 2014, we continued to build on the momentum and full-year profitability we achieved in 2013. We generated first quarter net income for the first time since 2007 and year-over-year improvement in key financial metrics, including average selling prices, revenues, housing gross profit margin, and selling, general and administrative expenses as a percentage of housing revenues. We believe our first quarter performance reflects the success of our strategic actions over the past few years to reposition our homebuilding activities and investments toward higher-performing, desirable locations in land-constrained growth markets and to refine our products to meet consumer preferences, as well as generally strengthening housing markets. It also reflects our success in executing on our current priorities of expanding our community count, increasing profitability per home delivered and growing our revenues.
A key driver of our performance in 2013 and our 2014 first quarter has been the substantial investments in land and land development we made in prior years and continue to make in support of our strategic repositioning efforts. We invested $1.14 billion in land and land development in 2013 and $354.3 million in the first quarter of 2014, and we believe our investments have established a solid growth platform of new home communities across the country. We continued to convert our land investments into new home communities open for sales in the first quarter of 2014, which resulted in an average community count of 190 for the quarter, up 10% from the previous year. The increase in the average community count contributed to a 6% year-over-year increase in our net orders in the 2014 first quarter. We use the term “community count” to refer to the number of new home communities with at least five homes/lots left to sell at the end of a reporting period.

Our investments in land and land development targeting attractive submarkets and our managing of our land assets to maximize revenues and investment returns amid relatively healthy consumer demand helped produce higher year-over-year average selling prices for our homes delivered in 2013 and in the current quarter. These strategic actions also helped push the overall value of our 2014 first quarter net orders to $600.2 million, up 18% from the year-earlier quarter. Our net order value for a given period represents the potential future housing revenues associated with net orders and homebuyer spending on premiums and Built to Order™ design options and upgrades for homes in backlog during the same period. We ended the 2014 first quarter with potential future housing revenues in backlog of $851.6 million, up 21% from a year ago, reflecting a 4% increase in the number of homes in our backlog from February 28, 2013 and higher average selling prices.
Three Months Ended February 28, 2014

•
Revenues. Total revenues of $450.7 million for the three months ended February 28, 2014 increased 11% from $405.2 million for the three months ended February 28, 2013 due to higher housing and land sale revenues in the current quarter. Housing revenues rose 9% to $440.1 million for the first quarter of 2014 from $402.8 million for the year-earlier quarter, reflecting an increase in our overall average selling price that was partly offset by a slight decrease in the number of homes delivered. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. Land sale revenues for the first quarter of 2014 totaled $8.1 million. We had no land sales in the year-earlier period. Our total revenues included financial services revenues of $2.4 million in each of the three-month periods ended February 28, 2014 and 2013.

◦
Homes Delivered. We delivered 1,442 homes in the first quarter of 2014, down 3% from 1,485 homes delivered in the year-earlier quarter, as a decrease in our West Coast homebuilding reporting segment was mostly offset by increases in each of our other three homebuilding reporting segments. In our West Coast homebuilding reporting segment, homes delivered declined 32% from the year-earlier quarter, primarily due to a 39% lower backlog level at the beginning of the 2014 first quarter. The lower beginning backlog in this segment was due to a year-over-year decline in the segment’s net orders in 2013 that reflected the ongoing shift of our community mix largely toward coastal California submarkets, delays experienced in opening new home communities in those submarkets, and our emphasis on pricing discipline in balancing sales pace and home selling prices at our new home communities open for sales to drive profitability. In our Southwest, Central and Southeast homebuilding reporting segments, homes delivered increased 15%, 4% and 28%, respectively, compared to the first quarter of 2013.

◦
Average Selling Price. Our overall average selling price of homes delivered increased to $305,200 in the first quarter of 2014, up 12%, from $271,300 in the year-earlier quarter. This increase reflected our strategic operational targeting of attractive, land-constrained locations that generally feature higher household incomes and demand for larger home sizes, as well as incremental revenues from lot premiums, design options and upgrades, and generally favorable market conditions. This was the sixth consecutive quarter of double-digit year-over-year percentage growth in our average selling price.

•
Operating Income. Our homebuilding operating income of $17.7 million for the three months ended February 28, 2014 increased by $17.2 million from $.5 million for the three months ended February 28, 2013. The year-over-year improvement reflected higher housing and land sale gross profits, partly offset by higher selling, general and administrative expenses in the first quarter of 2014. As a percentage of homebuilding revenues, operating income rose 390 basis points to 4.0%, compared to .1% for the 2013 first quarter.

◦
Housing Gross Profits. Housing gross profits of $78.0 million for the three months ended February 28, 2014 increased by $18.4 million from $59.6 million for the year-earlier period. Our housing gross profit margin improved to 17.7% in the current quarter from 14.8% in the first quarter of 2013. This marked our highest first-quarter housing gross profit margin since 2006. Our current quarter housing gross profit margin included a land option contract abandonment charge of $.4 million. The 2013 first quarter housing gross profit margin included a warranty charge of $1.7 million associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida. Excluding the above-mentioned charges, our adjusted housing gross profit margin expanded by 260 basis points to 17.8% in the first quarter of 2014 from 15.2% in the year-earlier quarter. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.” The year-over-year improvement in our first-quarter adjusted housing gross profit margin primarily reflected our ongoing execution of strategies targeting growth and profitability and our actions to generate greater operating efficiencies, partly offset by the impact of higher direct construction labor and material costs in the 2014 period.

◦
Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $2.2 million, or 4%, to $61.3 million for the three months ended February 28, 2014 from $59.1 million for the year-earlier period, reflecting, among other things, the higher housing revenues in the current quarter. As a percentage of housing revenues, selling, general and administrative expenses improved by 80 basis points to 13.9% for the three months ended February 28, 2014, from 14.7% for the year-earlier period, primarily due to higher year-over-year revenues and our actions to contain costs.

◦
Interest Expense. Interest expense of $11.3 million for the three months ended February 28, 2014 decreased from $15.2 million for the year-earlier period, reflecting an increase in the amount of inventory qualifying for interest capitalization in the current period.

•
Net Income (Loss). Our net income increased to $10.6 million, or $.12 per diluted share, for the three months ended February 28, 2014, compared to a net loss of $12.5 million, or $.16 per diluted share, for the three months ended February 28, 2013, mainly due to our higher revenues, expanded housing gross profit margin and improved selling, general and administrative expenses as a percentage of housing revenues. In the current quarter, our net income also included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland, which is included in equity in income (loss) of unconsolidated joint ventures in our consolidated statements of operations, and income tax expense of $.2 million. Our net loss in the first quarter of 2013 included income tax expense of $.1 million.

Balance Sheet

•
Cash, Cash Equivalents and Restricted Cash. Our cash, cash equivalents and restricted cash totaled $345.4 million at February 28, 2014, compared to $572.0 million at November 30, 2013. Of our total cash, cash equivalents and restricted cash at February 28, 2014 and November 30, 2013, $303.3 million and $530.1 million, respectively, was unrestricted. The decrease in our total cash, cash equivalents and restricted cash was mainly due to investments in land and land development during the three months ended February 28, 2014. Our operating activities used net cash of $221.1 million in the first three months of 2014, up from $211.0 million of net cash used in the corresponding period of 2013, largely due to investments in land and land development that drove our inventories higher at February 28, 2014 compared to the November 30, 2013 level.

•
Inventories. Reflecting our investments in land and land development of $354.3 million and the distribution of land we received from Inspirada in the three months ended February 28, 2014, our inventory balance of $2.63 billion at February 28, 2014 increased 15% from $2.30 billion at November 30, 2013. We made strategic investments in land and land development in each of our homebuilding reporting segments during the three months ended February 28, 2014, with the majority of our investments made in our West Coast homebuilding reporting segment. With these substantial inventory investments, we ended our 2014 first quarter with a land inventory portfolio comprised of 57,438 lots owned or controlled, representing an increase of 21% compared to the end of the 2013 first quarter, though a 6% decrease from the 61,095 lots owned or controlled at November 30, 2013. The decrease from November 30, 2013 primarily reflected land option contract abandonments in the first quarter of 2014.

•
Investments in Unconsolidated Joint Ventures. Our investments in unconsolidated joint ventures decreased to $60.6 million at February 28, 2014 from $130.2 million at November 30, 2013, primarily due to $70.6 million of land distributed to us from Inspirada and the above-noted sale of our interest in an unconsolidated joint venture in Maryland. These transactions were partly offset by capital contributions made to various unconsolidated joint ventures during the three months ended February 28, 2014.

•
Mortgages and Notes Payable. Our debt balance was $2.18 billion at February 28, 2014, compared to $2.15 billion at November 30, 2013. Our ratio of debt to total capital was 79.9% at February 28, 2014, compared to 80.0% at November 30, 2013. Our ratio of net debt to total capital (a calculation that is described below under “Non-GAAP Financial Measures”) was 77.0% at February 28, 2014, compared to 74.6% at November 30, 2013.

•
Stockholders’ Equity. Our stockholders’ equity increased to $546.3 million at February 28, 2014 from $536.1 million at November 30, 2013, primarily due to the net income we generated for the three months ended February 28, 2014.

Net Orders and Backlog

•
Net Orders. Net orders from our homebuilding operations rose 6% to 1,765 in the first quarter of 2014 from 1,671 in the year-earlier quarter, a period during which we had experienced a 40% year-over-year increase in net orders. The year-over-year increase in net orders in the first quarter of 2014 reflected our increased average community count as we continued to convert the substantial land and land development investments we have made over the past several quarters to new communities open for sales.

◦
The year-over-year growth in overall net orders reflected increases in our Central and Southeast homebuilding reporting segments of 16% and 11%, respectively, partly offset by decreases in our West Coast and Southwest homebuilding reporting segments of 5% and 9%, respectively.

◦
The decrease in net orders from our West Coast homebuilding reporting segment was primarily due to the ongoing shift of our community mix largely toward coastal California submarkets, delays experienced in opening new home communities in those submarkets, and our emphasis on pricing discipline in balancing sales pace and home selling prices at our new home communities open for sales to drive profitability. In addition, a majority of the community openings within this homebuilding reporting segment in the first quarter of 2014 occurred in the latter part of the quarter.

◦
The decrease in net orders from our Southwest homebuilding reporting segment reflected our closing out of communities and delays experienced in opening new home communities in Nevada, partly offset by higher year-over-year net orders from our new home communities in Arizona.

◦
The overall value of the net orders we generated in the three months ended February 28, 2014 increased 18% to $600.2 million from $506.8 million in the year-earlier quarter, a period in which our net order value had increased 83% from the prior year.

◦
All four homebuilding reporting segments generated year-over-year increases in net order value in the current quarter, with our West Coast homebuilding reporting segment up 15% to $299.3 million, our Southwest homebuilding reporting segment up 11% to $48.4 million, our Central homebuilding reporting segment up 27% to $169.0 million, and our Southeast homebuilding reporting segment up 22% to $83.5 million.

◦
Our first quarter cancellation rate was 30% in 2014 and 32% in 2013. We define our cancellation rate in a given period as the total number of contracts for new homes canceled divided by the total new (gross) orders for homes during the same period.

•
Backlog. Our backlog at February 28, 2014 was comprised of 2,880 homes, representing potential future housing revenues of $851.6 million, and at February 28, 2013 was 2,763 homes, representing potential future housing revenues of $703.9 million. The number of homes in our backlog increased 4% year over year, primarily due to the 6% year-over-year increase in our first quarter 2014 net orders. The potential future housing revenues in our backlog at February 28, 2014 rose 21% from February 28, 2013, reflecting the increased number of homes in our backlog and a higher average selling price.

The following table presents information concerning our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended February 28,
	2014	2013
Net orders	1,765	1,671
Net order value	$600,172	$506,803
Cancellation rate	30%	32%
Ending backlog — homes	2,880	2,763
Ending backlog — value	$851,553	$703,893
Ending community count	188	171
Average community count	190	172
Our higher average community count for the three months ended February 28, 2014 compared to the corresponding year-earlier period reflected our strategic community positioning efforts and increased land acquisition and land development activities, as well as our opening of new home communities for sales. We expect that our average community count will continue to increase through the remainder of 2014 as a result of the substantial inventory-related investments we made in 2013 and in the first quarter of 2014, additional investments we intend to make in the remaining quarters of 2014, and planned new home community openings. Reflecting the investments we have made, our average community count for the three months ended February 28, 2014 increased 10% to 190 from 172 for the three months ended February 28, 2013.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2014	2013
Revenues:
Housing	$440,127	$402,816
Land	8,140	—
Total	448,267	402,816
Costs and expenses:
Construction and land costs
Housing	(362,106)	(343,265)
Land	(7,168)	—
Total	(369,274)	(343,265)
Selling, general and administrative expenses	(61,274)	(59,097)
Total	(430,548)	(402,362)
Operating income	$17,719	$454
Homes delivered	1,442	1,485
Average selling price	$305,200	$271,300
Housing gross profit margin as a percentage of housing revenues	17.7%	14.8%
Adjusted housing gross profit margin as a percentage of housing revenues	17.8%	15.2%
Selling, general and administrative expenses as a percentage of housing revenues	13.9%	14.7%
Operating income as a percentage of homebuilding revenues	4.0%	.1%
We have grouped our homebuilding activities into four reporting segments, which we refer to as West Coast, Southwest, Central and Southeast. As of February 28, 2014, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado, New Mexico and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, average community count, net orders, net order value, cancellation rates and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended February 28,
	Homes Delivered			Average Community Count
Segment	2014	2013	Variance	2014	2013	Variance
West Coast	346	509	(32)%	44	40	10%
Southwest	161	140	15	19	15	27
Central	595	571	4	81	82	(1)
Southeast	340	265	28	46	35	31
Total	1,442	1,485	(3)%	190	172	10%

	Three Months Ended February 28,
	Net Orders		Net Order Value		Cancellation Rates
Segment	2014	2013	2014	2013	2014	2013
West Coast	506	530	$299,283	$261,342	21%	23%
Southwest	181	199	48,388	43,706	27	22
Central	757	653	168,973	133,492	37	39
Southeast	321	289	83,528	68,263	29	34
Total	1,765	1,671	$600,172	$506,803	30%	32%

	February 28,
	Backlog – Homes			Backlog – Value
Segment	2014	2013	Variance	2014	2013	Variance
West Coast	580	705	(18)%	$328,676	$287,970	14%
Southwest	208	242	(14)	57,648	54,604	6
Central	1,510	1,231	23	320,926	235,759	36
Southeast	582	585	(1)	144,303	125,560	15
Total	2,880	2,763	4%	$851,553	$703,893	21%
Revenues. Homebuilding revenues increased to $448.3 million for the three months ended February 28, 2014, up 11% from $402.8 million for the corresponding period of 2013 due to increased revenues from housing operations and land sales. Housing revenues rose 9% to $440.1 million for the three months ended February 28, 2014 from $402.8 million for the year-earlier period, reflecting an increase in our average selling price that was partly offset by a slight decrease in homes delivered. We delivered a total of 1,442 homes in the first quarter of 2014, down 3% from 1,485 homes delivered in the year-earlier quarter as a 32% decrease in homes delivered from our West Coast homebuilding reporting segment was mostly offset by increases of 15%, 4% and 28% in our Southwest, Central and Southeast homebuilding reporting segments, respectively.
The overall average selling price of homes delivered increased 12% to $305,200 for the three months ended February 28, 2014 from $271,300 for the year-earlier period. The higher average selling price for the 2014 first quarter reflected our strategic community positioning efforts, which have shifted our community mix toward markets and submarkets that generally feature buyers with higher household incomes who are choosing larger home sizes (as reflected in the 8% year-over-year increase in our average square footage of homes delivered), and spending more on premiums and Built to Order design options and upgrades at our KB Home Studios; our emphasis on earning incremental revenues and pricing discipline to drive profitability; and generally favorable market conditions. The first quarter of 2014 marked the sixth consecutive quarter of double-digit year-over-year increases in our average selling price.
Compared to the year-earlier quarter, each of our homebuilding reporting segments posted a double-digit percentage increase in average selling price for the three months ended February 28, 2014, with increases ranging from 13% in our Central homebuilding reporting segment to 30% in our West Coast homebuilding reporting segment. In our West Coast homebuilding reporting segment, the year-over-year increase in the average selling price was largely due to our strategic shift toward communities located in coastal submarkets in California, which feature strong demand and generally higher selling prices for homes as compared to inland submarkets in the state.
Land sale revenues for the three months ended February 28, 2014 totaled $8.1 million. We had no land sales in the three months ended February 28, 2013. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land at reasonable prices and prevailing market conditions.
Operating Income. Our operating income of $17.7 million for the three months ended February 28, 2014 increased by $17.2 million from $.5 million generated for the year-earlier period. The year-over-year improvement for the three months ended February 28, 2014 was primarily due to an increase in housing gross profits, partly offset by slightly higher selling, general and administrative expenses.

The following table presents a summary of charges included in our operating income (in thousands):

	Three Months Ended February 28,
	2014	2013
Land option contract abandonment charges	$433	$—
Water intrusion-related charges	—	1,674
Total	$433	$1,674
Housing gross profits increased by $18.4 million to $78.0 million for the three months ended February 28, 2014 from $59.6 million for the year-earlier period. Our housing gross profits for the three months ended February 28, 2014 included a $.4 million land option contract abandonment charge, while the 2013 first quarter included a $1.7 million warranty charge associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, as discussed in Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. Our housing gross profit margin for the first quarter of 2014 expanded 290 basis points to 17.7%, from 14.8% for the year-earlier quarter. Our adjusted housing gross profit margin improved 260 basis points to 17.8% in the first quarter of 2014, compared to the adjusted housing gross profit margin of 15.2% in the first quarter of 2013. As discussed above under “Overview — Three Months Ended February 28, 2014” and below under “Non-GAAP Financial Measures,” the adjusted housing gross profit margin excludes certain charges in both periods, and we believe it provides a clearer measure of the performance of our business.
Our land sales generated gross profits of $1.0 million in the three months ended February 28, 2014. We had no land sales in the three months ended February 28, 2013.
Selling, general and administrative expenses totaled $61.3 million in the first quarter of 2014, up from $59.1 million in the year-earlier quarter. As a percentage of housing revenues, selling, general and administrative expenses improved by 80 basis points to 13.9% for the three months ended February 28, 2014 from 14.7% for the year-earlier period. The year-over-year improvement in our selling, general and administrative expense percentage was primarily due to higher housing revenues and our actions to contain costs.
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
The following table presents information regarding our inventory impairment assessments:

	Three Months Ended February 28,
	2014	2013
Number of communities or land parcels evaluated for recoverability	11	20
We had no inventory impairment charges for the three months ended February 28, 2014 or 2013. As of February 28, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $284.5 million, representing 39 communities and various other land parcels. As of November 30, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $293.1 million, representing 42 communities and various other land parcels.
Also, as discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.4 million corresponding to 650 lots for the three months ended February 28, 2014 and no such charges for the three months ended February 28, 2013. We sometimes walk away from land option contracts or other similar contracts when we have incurred costs of less than $100,000; such costs and the corresponding lots, which totaled 3,380 lots in the three months ended February 28, 2014, are not included in the amounts above. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventories as of February 28, 2014, based on our current estimated timeframe as to the delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,334.0	$677.5	$357.5	$265.9	$2,634.9
The inventory balance in the 6-10 years category as of February 28, 2014 was located across all of our homebuilding reporting segments. The inventory balance in the greater than 10 years category as of February 28, 2014 was primarily located in our West Coast and Southwest homebuilding reporting segments. The inventory balances in the 6-10 years and greater than 10 years categories, which collectively represented 24% of our total inventory balance at February 28, 2014, were primarily comprised of land held for future development.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated and reflected in the table above.
We believe that the carrying value of our inventory as of February 28, 2014 is recoverable. Our considerations in making this determination include, as applicable, the prevailing competitive home sales, economic and regulatory environment, as well as other factors and trends that are incorporated into our impairment analyses. In addition, we consider the financial and operational status of and our expectations regarding our inventories, as well as unique attributes of each community or land parcel that could be viewed as indicators of potential future impairments. However, if conditions in the overall housing market or in specific markets worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.2 million for the three months ended February 28, 2014 and February 28, 2013. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, decreased to $11.3 million for the three months ended February 28, 2014 from $15.2 million for the three months ended February 28, 2013. The year-over-year decrease reflected an increase in the amount of interest capitalized in the current quarter. The percentage of interest capitalized increased to 71% in the first quarter of 2014, compared to 54% in the year-earlier quarter due to an increase in the amount of inventory qualifying for interest capitalization. Gross interest incurred totaled $39.3 million for the three months ended February 28, 2014, up from $33.4 million for the year-earlier period due to the higher average debt level in 2014.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $2.6 million for the three months ended February 28, 2014, compared to our equity in loss of unconsolidated joint ventures of $.4 million for the three months ended February 28, 2013. The 2014 first quarter results included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes.
For the three months ended February 28, 2014, our unconsolidated joint ventures posted combined revenues of $6.1 million and generated combined income of $1.5 million. All of the combined revenues and a substantial portion of the combined income for the three months ended February 28, 2014 reflected the sale of land by one of our unconsolidated joint ventures. For the three months ended February 28, 2013, our unconsolidated joint ventures posted no combined revenues and generated combined losses of $.9 million.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended February 28,
	2014	2013
Housing revenues	$440,127	$402,816
Housing construction and land costs	(362,106)	(343,265)
Housing gross profits	78,021	59,551
Add: Land option contract abandonment charges	433	—
Water intrusion-related charges	—	1,674
Adjusted housing gross profits	$78,454	$61,225
Housing gross profit margin as a percentage of housing revenues	17.7%	14.8%
Adjusted housing gross profit margin as a percentage of housing revenues	17.8%	15.2%

Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding land option contract abandonment charges and water intrusion-related charges (as applicable) associated with housing operations recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profit we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross profit margin between periods. This financial measure assists us in making strategic decisions regarding community location and product mix, product pricing and construction pace. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of land option contract abandonment charges and water intrusion-related charges.

Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	February 28, 2014	November 30, 2013
Mortgages and notes payable	$2,175,190	$2,150,498
Stockholders’ equity	546,334	536,086
Total capital	$2,721,524	$2,686,584
Ratio of debt to total capital	79.9%	80.0%

Mortgages and notes payable	$2,175,190	$2,150,498
Less: Cash and cash equivalents and restricted cash	(345,352)	(572,001)
Net debt	1,829,838	1,578,497
Stockholders’ equity	546,334	536,086
Total capital	$2,376,172	$2,114,583
Ratio of net debt to total capital	77.0%	74.6%

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

HOMEBUILDING REPORTING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (dollars in thousands):

	Three Months Ended February 28,
	2014	2013	Variance
West Coast:
Revenues	$181,721	$206,104	(12)%
Construction and land costs	(145,107)	(171,898)	16
Selling, general and administrative expenses	(13,124)	(16,785)	22
Operating income	23,490	17,421	35
Other, net	(5,125)	(7,579)	32
Pretax income	$18,365	$9,842	87%

Southwest:
Revenues	$46,115	$31,831	45%
Construction and land costs	(35,652)	(24,183)	(47)
Selling, general and administrative expenses	(5,030)	(3,630)	(39)
Operating income	5,433	4,018	35
Other, net	(4,148)	(4,767)	13
Pretax income (loss)	$1,285	$(749)	(a)

Central:
Revenues	$125,162	$106,492	18%
Construction and land costs	(106,846)	(91,270)	(17)
Selling, general and administrative expenses	(14,834)	(13,620)	(9)
Operating income	3,482	1,602	117
Other, net	(706)	(1,466)	52
Pretax income	$2,776	$136	(a)

Southeast:
Revenues	$95,269	$58,389	63%
Construction and land costs	(81,329)	(55,347)	(47)
Selling, general and administrative expenses	(10,661)	(8,364)	(27)
Operating income (loss)	3,279	(5,322)	(a)
Other, net	562	(3,002)	(a)
Pretax income (loss)	$3,841	$(8,324)	(a)

(a)	Percentage not meaningful.

The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

	Housing Revenues (in thousands)	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
Three Months Ended February 28, 2014
West Coast	$181,721	41%	346	24%	$525,200
Southwest	46,115	11	161	11	286,400
Central	125,162	28	595	41	210,400
Southeast	87,129	20	340	24	256,300
Total	$440,127	100%	1,442	100%	$305,200

Three Months Ended February 28, 2013
West Coast	$206,104	51%	509	34%	$404,900
Southwest	31,831	8	140	9	227,400
Central	106,492	26	571	39	186,500
Southeast	58,389	15	265	18	220,300
Total	$402,816	100%	1,485	100%	$271,300
West Coast. Our West Coast homebuilding reporting segment’s total revenues for the three months ended February 28, 2014 and 2013 were generated solely from housing operations. Housing revenues for the three months ended February 28, 2014 decreased 12% from the year-earlier period due to a 32% decline in the number of homes delivered, partly offset by a 30% increase in the average selling price. The decrease in homes delivered was primarily due to this segment having 39% fewer homes in backlog at the start of the 2014 first quarter as compared to the year-earlier quarter. The lower backlog at the beginning of 2014 was due to a year-over-year decline in the segment’s net orders in 2013 that reflected the ongoing shift of our community mix largely toward coastal California submarkets, delays experienced in opening new home communities in those submarkets, and our emphasis on pricing discipline in balancing sales pace and home selling prices to drive profitability. The average selling price for the three months ended February 28, 2014 increased from the corresponding period of 2013 due to the combination of a greater proportion of homes delivered from higher-priced communities located in coastal submarkets within this segment, a shift in product mix to larger home sizes, an increase in design option revenues per home, and generally rising home prices.
The pretax income generated by this segment for the three months ended February 28, 2014 increased $8.5 million from the year-earlier quarter. This improvement primarily reflected higher housing gross profits and lower selling, general and administrative expenses. The housing gross profit margin increased to 20.1% for the three months ended February 28, 2014 from 16.6% for the year-earlier period, mainly due to an increased proportion of deliveries from higher-margin communities and generally rising home prices, partly offset by higher direct construction labor and material costs. The housing gross margin for the three months ended February 28, 2013 benefited slightly from favorable warranty adjustments. Selling, general and administrative expenses in the 2014 first quarter decreased from the year-earlier quarter, reflecting the lower volume of homes delivered in this segment and our actions to contain costs. Other, net, in the first quarter of 2014 declined from the year-earlier quarter due to a decrease in interest expense, reflecting an increase in the amount of interest capitalized.
Southwest. In the three months ended February 28, 2014 and 2013, total revenues from our Southwest homebuilding reporting segment were generated entirely from housing operations. Housing revenues rose 45% from the year-earlier period, reflecting a 15% increase in the number of homes delivered and a 26% increase in the average selling price. The number of homes delivered increased year over year mainly due to the 10% higher backlog level in this segment at the start of the 2014 first quarter, compared to the year-earlier quarter. The year-over-year increase in homes delivered in this segment was from our Arizona operations. The average selling price in the first quarter of 2014 increased from the prior year quarter, primarily reflecting a shift in community and product mix of homes delivered, and generally rising home prices.
The pretax results from this segment improved by $2.0 million for the three months ended February 28, 2014, compared to the corresponding period of 2013, due to higher housing gross profits generated from the increase in homes delivered, partly offset by higher selling, general and administrative expenses. The housing gross profit margin decreased to 22.7% in the first quarter of 2014 from 24.0% in the year-earlier quarter, mainly due to a shift in community and product mix of homes delivered, as well as favorable warranty adjustments included in the first quarter of 2013. Selling, general and administrative expenses increased in the first quarter of 2014 from the year-earlier quarter, reflecting the increased volume of homes delivered and higher housing revenues. Other, net, in the first quarter of 2014 decreased from the year-earlier quarter due to lower interest expense as a result of an increase in the amount of interest capitalized.
Central. Our Central homebuilding reporting segment’s total revenues for the three months ended February 28, 2014 and 2013 were generated solely from housing operations. Housing revenues rose 18% for the three months ended February 28, 2014 compared to the year-earlier quarter as a result of a 4% increase in the number of homes delivered and a 13% rise in the average selling price. The increase in the number of homes delivered partly reflected the 16% higher backlog level in this segment at the start of the 2014 first quarter compared to the year-earlier quarter. The year-over-year increase in homes delivered in this segment was mainly from our Colorado operations. The average selling price for the three months ended February 28, 2014 increased from the corresponding period of 2013, primarily due to a greater proportion of homes delivered from higher-priced communities, larger home sizes, and generally rising home prices.
The pretax results from this segment for the three months ended February 28, 2014 improved by $2.6 million from the year-earlier period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased slightly to 14.6% in the first quarter of 2014 from 14.3% in the first quarter of 2013 due to an increased proportion of deliveries from higher-margin communities, partly offset by higher direct construction labor and material costs. Selling, general and administrative expenses for the three months ended February 28, 2014 increased from the corresponding period of 2013, primarily due to the increase in homes delivered and higher housing revenues. Other, net, in the first quarter of 2014 declined from the year-earlier quarter due to a decrease in interest expense, reflecting an increase in the amount of interest capitalized.
Southeast. Our Southeast homebuilding reporting segment’s total revenues for the three months ended February 28, 2014 increased 63% from the year-earlier period due to higher housing and land sale revenues. Housing revenues increased 49% to $87.1 million in the first quarter of 2014 from $58.4 million in the year-earlier quarter due to a 28% increase in the number of homes delivered and a 16% increase in the average selling price. Most of the year-over-year increase in homes delivered in this segment was generated from our Florida operations. We delivered more homes in the first quarter of 2014 than in the first quarter of 2013 primarily due to this segment having 7% more homes in backlog at the start of the 2014 first quarter as compared to the start of the year-earlier quarter, and a higher backlog conversion ratio. The year-over-year increase in the average selling price was primarily due to a greater proportion of homes delivered from higher-priced communities, a change in product mix to larger home sizes, and generally rising home prices. This segment generated $8.1 million of revenues from land sales in the three months ended February 28, 2014. There were no land sales in the year-earlier period.
For the three months ended February 28, 2014, the pretax results from this segment increased by $12.2 million to pretax income of $3.8 million, from a pretax loss of $8.3 million posted in the year-earlier period, primarily due to higher housing and land sale gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 14.9% in the first quarter of 2014 from 5.2% in the first quarter of 2013, due to an increased proportion of deliveries from higher-margin communities and generally rising home prices. In addition, housing gross profits in the first quarter of 2013 included a charge for water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, and unfavorable warranty adjustments. In the three months ended February 28, 2014, this segment also produced gross profits of $1.0 million from land sales. Selling, general and administrative expenses increased in the first quarter of 2014 from the year-earlier quarter as a result of administrative costs associated with water intrusion-related repairs, an increase in the number of homes delivered and higher housing revenues. Other, net, in the first quarter of 2014 included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland.
FINANCIAL SERVICES REPORTING SEGMENT
Our financial services reporting segment offers property and casualty insurance services and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. This segment also earns revenues pursuant to the terms of a marketing services agreement with Nationstar, a preferred mortgage lender that offers mortgage banking services, including mortgage loan originations, to our homebuyers who elect to use the lender. Our homebuyers are under no obligation to use our preferred mortgage lender and may select any lender of their choice to obtain mortgage financing for the purchase of a home. We make available to our homebuyers marketing materials and other information regarding our preferred mortgage lender’s financing options and mortgage loan products, and are compensated solely for the fair market value of these services. Except as discussed below, we have had no affiliation, ownership, joint venture or other interests in or with our preferred mortgage lender or its affiliates, or with respect to the revenues or income that may have been generated from their provision of mortgage banking services to, or origination of mortgage loans for, our homebuyers.

On January 21, 2013, we entered into an agreement with Nationstar to form Home Community Mortgage, a mortgage banking company that will offer an array of mortgage banking services to our homebuyers. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in Home Community Mortgage, with Nationstar providing management oversight of Home Community Mortgage’s operations. Nationstar will continue as our preferred mortgage lender until Home Community Mortgage begins offering mortgage banking services. Pending the completion of an extensive regulatory approval process and certain operational requirements, Home Community Mortgage is expected to begin offering mortgage banking services in the latter half of 2014. Home Community Mortgage is accounted for as an unconsolidated joint venture within our financial services reporting segment.

Based on the number of homes delivered in the three months ended February 28, 2014, approximately 56% of our homebuyers used Nationstar to finance the purchase of their home, compared to 57% in the three months ended February 28, 2013. We expect to see increases in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from Nationstar, as our preferred mortgage lender, and/or Home Community Mortgage.

The following table presents a summary of selected financial data for our financial services reporting segment (in thousands):

	Three Months Ended February 28,
	2014	2013
Revenues	$2,420	$2,403
Expenses	(852)	(835)
Equity in income (loss) of unconsolidated joint ventures	(6)	1,091
Pretax income	$1,562	$2,659
Revenues. Our financial services operations generate revenues primarily from insurance commissions, title services and marketing services fees. Financial services revenues totaled $2.4 million in each of the three-month periods ended February 28, 2014 and 2013.
Expenses. General and administrative expenses totaled $.9 million for the three months ended February 28, 2014 and $.8 million for the three months ended February 28, 2013.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in loss of unconsolidated joint ventures was negligible for the three months ended February 28, 2014, compared to equity in income of unconsolidated joint ventures of $1.1 million for the year-earlier period. The equity in income of unconsolidated joint ventures in 2013 related to the wind down of KBA Mortgage, which ceased offering mortgage banking services in 2011.
INCOME TAXES
Our income tax expense totaled $.2 million for the three months ended February 28, 2014 and $.1 million for the three months ended February 28, 2013. Due to the effects of the deferred tax asset valuation allowance, our effective tax rates for the three months ended February 28, 2014 and February 28, 2013 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax income (loss) for those periods.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income. The value of our deferred tax assets will depend on applicable income tax rates. For the three months ended February 28, 2014, we reduced our deferred tax asset valuation allowance by $4.4 million to account for adjustments to our deferred tax assets associated with the pretax income generated during the period. For the three months ended February 28, 2013, we reduced our deferred tax asset valuation allowance by $.7 million to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards. One of the primary pieces of negative evidence that we consider in evaluating the need for a valuation allowance is our three-year cumulative loss position, which is largely the result of our pretax losses in 2012 and 2011, as we generated pretax income for the year ended November 30, 2013. In the first quarter of 2014, we reported our third consecutive quarter of pretax income and experienced year-over-year increases in our revenues, housing gross profit margin, net orders and backlog. If such positive trends in our business continue, together with improvements in housing markets and the homebuilding industry, and we are profitable on a sustained basis, we believe that there could be sufficient positive evidence to support reducing a large portion of our valuation allowance during 2014.

We had no net deferred tax assets at February 28, 2014 or November 30, 2013 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $855.0 million at February 28, 2014 from $859.4 million at November 30, 2013, reflecting the $4.4 million valuation allowance adjustment recorded during the three months ended February 28, 2014.

The benefits of our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of February 28, 2014, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing. We also have the ability to borrow funds under the Credit Facility.
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. As a result, we use our unrestricted cash balance primarily to acquire land, invest in land development and construct homes. Our investments in land and land development totaled approximately $354.3 million for the three months ended February 28, 2014, compared to $344.9 million for the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the three-month periods ended February 28, 2014 and 2013, most were made in our West Coast homebuilding reporting segment. Our investments in land and land development for the remainder of 2014 will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts or other similar contracts by homebuilding reporting segment (dollars in thousands):

	February 28, 2014		November 30, 2013		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	13,005	$1,288,442	12,612	$1,144,184	393	$144,258
Southwest	10,429	419,931	12,217	304,239	(1,788)	115,692
Central	21,478	482,347	22,806	411,076	(1,328)	71,271
Southeast	12,526	444,224	13,460	439,078	(934)	5,146
Total	57,438	$2,634,944	61,095	$2,298,577	(3,657)	$336,367
The number of lots owned or controlled under land option contracts or other similar contracts at February 28, 2014 decreased from November 30, 2013 primarily due to land option contract abandonments in the first quarter of 2014 as discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements.
The increase in the carrying value of lots owned or controlled under land option contracts or other similar contracts at February 28, 2014 compared to November 30, 2013 reflected the investments we made in land and land development and the distribution of land we received from Inspirada during the first three months of 2014. Overall, the percentage of lots we controlled under land option contracts or other similar contracts was 31% at February 28, 2014, compared to 37% at November 30, 2013.
We ended our 2014 first quarter with $345.4 million of cash and cash equivalents and restricted cash, compared to $572.0 million at November 30, 2013. Our balance of unrestricted cash and cash equivalents was $303.3 million at February 28, 2014 and $530.1 million at November 30, 2013. The decrease in our unrestricted cash balance primarily reflected our investments in inventories during the first three months of 2014. The majority of our cash and cash equivalents at February 28, 2014 and November 30, 2013 were invested in money market funds and interest-bearing bank deposit accounts.

Capital Resources.    Our mortgages and notes payable consisted of the following (in thousands):

	February 28, 2014	November 30, 2013	Variance
Mortgages and land contracts due to land sellers and other loans	$37,970	$13,615	$24,355
Senior notes	1,907,220	1,906,883	337
Convertible senior notes	230,000	230,000	—
Total	$2,175,190	$2,150,498	$24,692
Our financial leverage, as measured by the ratio of debt to total capital, was 79.9% at February 28, 2014, compared to 80.0% at November 30, 2013. Our ratio of net debt to total capital at February 28, 2014 was 77.0%, compared to 74.6% at November 30, 2013.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of February 28, 2014 and November 30, 2013, we had $41.7 million and $41.5 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $42.1 million at February 28, 2014 and $41.9 million at November 30, 2013, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Unsecured Revolving Credit Facility. On March 12, 2013, we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility is further described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. The maximum available amount is the lesser of (a) $200.0 million and (b) the difference of (i) 15% of our consolidated net tangible assets (as defined in the Credit Facility) and (ii) our secured debt. As of February 28, 2014, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available under the Credit Facility for cash borrowings, with up to $100.0 million of that amount available for the issuance of letters of credit.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, Leverage Ratio, and either an interest coverage ratio or a minimum level of liquidity. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements are set forth below:

•
Consolidated Tangible Net Worth. We must maintain a minimum consolidated tangible net worth equal to the sum of (a) $282.6 million; (b) 50% of cumulative positive consolidated net income after November 30, 2012, excluding consolidated net income realized from a reversal of our deferred tax asset valuation allowance after November 30, 2012; (c) 75% of any consolidated net income realized as a result of a reversal of our deferred tax asset valuation allowance after November 30, 2012; and (d) 50% of the cumulative net proceeds received from our issuance of capital stock after November 30, 2012. As of February 28, 2014, our applicable minimum consolidated tangible net worth requirement was $370.3 million.

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

•
Interest Coverage Ratio or Liquidity. We are also required to maintain either (a) a minimum consolidated interest coverage ratio (“Coverage Ratio”) of 1.10, which adjusts to 1.20 for the second quarter of 2014; to 1.40 for the third quarter of 2014; to 1.60 for the fourth quarter of 2014; to 1.75 for the first and second quarter of 2015; and to 2.00 for the third quarter of 2015 and each quarter thereafter during the term of the Credit Facility; or (b) a minimum level of liquidity, but not both. As defined under the Credit Facility, the Coverage Ratio is the ratio of our consolidated adjusted EBITDA to consolidated interest incurred, in each case for the previous 12 months. Our minimum liquidity is required to be the greater of (a) $50.0 million or (b) the sum of (i) consolidated interest incurred for the four most recently ended quarters and (ii) the aggregate principal amount of indebtedness coming due in the next 12 months, provided that the highest minimum liquidity applicable under (b) is $200.0 million. As of February 28, 2014, our minimum liquidity requirement was $142.4 million.

In addition, under the Credit Facility, our investments in joint ventures and non-guarantor subsidiaries (which are shown, respectively, in Note 8. Investments in Unconsolidated Joint Ventures and in Note 19. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report) cannot exceed the sum of (a) $135.1 million and (b) 20% of consolidated tangible net worth; and our borrowing base indebtedness, which is the aggregate principal amount of our outstanding indebtedness and non-collateralized financial letters of credit, cannot be greater than our borrowing base (a measure of our inventory and unrestricted cash assets).
The financial covenants under our Credit Facility represent the most restrictive covenants that we are subject to with respect to our mortgages and notes payable. The following table summarizes the above-described financial covenants and other requirements under the Credit Facility and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 28, 2014:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$370.3 million	$546.3 million
Leverage Ratio	<	.850	.799
Coverage Ratio (a)	>	1.10	1.50
Minimum Liquidity (a)	>	$142.4 million	$303.3 million
Investments in joint ventures and non-guarantor subsidiaries	<	$244.4 million	$97.6 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$184.8 million

(a)
Under the terms of the Credit Facility, we are required to meet either the Coverage Ratio or the minimum liquidity thresholds, but not both. As of February 28, 2014, we met both the Coverage Ratio and the minimum liquidity requirements.

The Credit Facility also prohibits us from repurchasing and exchanging equity securities from or with employees in excess of $10.0 million in any fiscal year.
The indenture governing the senior notes and the 1.375% Million Convertible Senior Notes due 2019 does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. In addition, the 1.375% Million Convertible Senior Notes due 2019 and all of the senior notes (with the exception of the 6 1/4% senior notes due 2015 and the 7 1/4% senior notes due 2018) contain certain limitations related to mergers, consolidations, and sales of assets.
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
As of February 28, 2014, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Million Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2014, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $38.0 million, secured by inventories having a carrying value of $101.6 million.

Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended February 28,
	2014	2013
Net cash provided by (used in):
Operating activities	$(221,063)	$(211,032)
Investing activities	(84)	(734)
Financing activities	(4,926)	311,636
Net increase (decrease) in cash and cash equivalents	$(226,073)	$99,870
Operating Activities. Operating activities used net cash of $221.1 million in the three months ended February 28, 2014 and $211.0 million in the corresponding period of 2013. The year-over-year change in net operating cash flows primarily reflected increased investments in land and land development compared to the year-earlier period.
Our uses of operating cash in the three months ended February 28, 2014 included a net increase in inventories of $205.0 million (excluding $70.6 million of land distributed from an unconsolidated joint venture and a $33.2 million increase in inventories associated with TIFE assessment obligations tied to the land, $27.0 million of inventories acquired through seller financing, an increase of $.9 million in consolidated inventories not owned and land option contract abandonments of $.4 million) in connection with our investments in land and land development, a net decrease in accounts payable, accrued expenses and other liabilities of $14.5 million, a net increase in receivables of $10.2 million and other operating uses of $3.5 million. Partially offsetting the cash used was net income of $10.6 million.
In the three months ended February 28, 2013, our uses of operating cash included a net increase in inventories of $198.8 million (excluding $27.6 million of inventories acquired through seller financing and an increase of $4.8 million in consolidated inventories not owned) in connection with our land investment and development activities, a net loss of $12.5 million, a net decrease in accounts payable, accrued expenses and other liabilities of $2.4 million, and other operating uses of $1.0 million. Partially offsetting the cash used was a net decrease in receivables of $.3 million.
Investing Activities. Investing activities used net cash of $.1 million in the three months ended February 28, 2014 and $.7 million in the year-earlier period.
In the three months ended February 28, 2014, our uses of cash included $8.6 million for contributions to unconsolidated joint ventures and $1.6 million for net purchases of property and equipment, which were largely offset by proceeds of $10.1 million from the sale of our investment in an unconsolidated joint venture. In the three months ended February 28, 2013, cash of $.4 million was used for net purchases of property and equipment and $.3 million was used for contributions to unconsolidated joint ventures.
Financing Activities. Financing activities used net cash of $4.9 million in the three months ended February 28, 2014 and provided net cash of $311.6 million in the three months ended February 28, 2013. The cash provided by financing activities in 2013 was primarily due to the concurrent underwritten public issuance of the 1.375% Million Convertible Senior Notes due 2019 and the Common Stock Offering, which generated total net proceeds of $332.9 million, partly offset by payments on mortgages and land contracts due to land sellers and other loans.
In the three months ended February 28, 2014, uses of financing cash included payments on mortgages and land contracts due to land sellers and other loans of $2.7 million, dividend payments on our common stock of $2.1 million and an increase of $.2 million in our restricted cash balance.
In the three months ended February 28, 2013, sources of financing cash included proceeds of $230.0 million from the issuance of the 1.375% Convertible Senior Notes due 2019, net proceeds of $109.8 million from the issuance of common stock in the Common Stock Offering, and $.1 million of cash provided from the issuance of common stock under employee stock plans. The cash provided was partially offset by payments on mortgages and land contracts due to land sellers and other loans of $17.0 million, the payment of debt issuance costs of $6.9 million, an increase of $2.3 million in our restricted cash balance and dividend payments on our common stock of $2.1 million.
During the three months ended February 28, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 20, 2014 to stockholders of record on February 6, 2014. During the three months ended February

28, 2013, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 21, 2013 to stockholders of record on February 7, 2013. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
2011 Shelf Registration. We have an automatically effective universal shelf registration statement on file with the SEC. The 2011 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Share Repurchase Program. As of February 28, 2014, we were authorized to repurchase 4,000,000 shares of our common stock under a share repurchase program approved by our board of directors several years ago. We did not repurchase any shares of our common stock under this program in the three months ended February 28, 2014. We have not repurchased shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital and land, to develop acquired land, to construct homes, to finance our financial services operations, and to meet other needs in the ordinary course of our business. Although our land and land development activities for the remainder of 2014 will be subject to market conditions and available opportunities, we will likely use a portion of our unrestricted cash resources to acquire and/or develop land that meets our investment return and marketing standards. For the remainder of 2014, we may also use or redeploy our unrestricted cash resources to support other business purposes that are aligned with our primary strategic goals, including our growth initiatives. In addition, we may also arrange or engage in capital markets, bank loan, project debt or other financial transactions, and/or expand the capacity of the Credit Facility or the LOC Facilities or enter into additional such facilities. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market purchases or other means, and may include potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise new capital to support our current land and land development investment targets, and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. Our ability to engage in such financial transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current debt balance and leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 8. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located.
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, equal to our respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. Our unconsolidated joint ventures had total combined assets of $187.9 million at February 28, 2014 and $406.0 million at November 30, 2013. The combined assets of our unconsolidated joint ventures at February 28, 2014 decreased from November 30, 2013 partly due to a distribution of $70.6 million of land we received from Inspirada during the three months ended February 28, 2014. In addition, we sold our interest in an unconsolidated joint venture in Maryland for $10.1 million, which resulted in a gain of $3.2 million that is included in equity in income of unconsolidated joint ventures in our consolidated statements of operations. The decrease in the combined assets of our unconsolidated joint ventures also reflected the transfer of a $33.2 million inventory-related obligation to us in connection with the distribution of land we received from Inspirada. Our investments in unconsolidated joint ventures decreased to $60.6 million at February 28, 2014 from $130.2 million at November 30, 2013. This decrease reflected the above-mentioned transactions, partly offset by capital contributions made to various unconsolidated joint ventures during the three months ended February 28, 2014.
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements, and certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. However, none of our unconsolidated joint ventures had outstanding debt at February 28, 2014 or November 30, 2013.

Our investments in joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. None of our joint ventures at February 28, 2014 and November 30, 2013 were determined under the provisions of ASC 810 to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. As discussed in Note 7. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. We analyze each of our land option contracts and other similar contracts under the provisions of ASC 810 to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of February 28, 2014 and November 30, 2013 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2014		November 30, 2013
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$25,031	$589,713	$11,063	$616,000
Other land option contracts and other similar contracts	30,603	500,853	30,502	535,496
Total	$55,634	$1,090,566	$41,565	$1,151,496
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $34.7 million at February 28, 2014 and $31.0 million at November 30, 2013. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at both February 28, 2014 and November 30, 2013 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470 and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $9.8 million at February 28, 2014 and $8.9 million at November 30, 2013.
Contractual Obligations. Our inventory-related obligations as of February 28, 2014 increased to $62.7 million from $29.5 million at November 30, 2013, mainly due to a $33.2 million liability we recorded for fixed or determinable amounts associated with a TIFE in connection with the distribution of land we received from Inspirada during the three months ended February 28, 2014. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes to homebuyers on the applicable lots before the related TIFE obligations mature.
There have been no other significant changes in our contractual obligations from those reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2013.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2014 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2013.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed above at Note 1. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
For the remainder of 2014, we expect most of our served markets to further progress based on current favorable supply and demand dynamics, and the prevailing fundamental longer-term demand drivers of population, demographic and household formation growth. As a result, we anticipate a steady rise in demand in the coming quarters, though likely at a more moderate pace than in the first half of 2013 and largely dependent on the extent of continued economic and job growth, consumer confidence and greater stability in mortgage loan underwriting standards and interest rates. Based on the current housing environment, we believe there will be opportunities for our business to make measurable progress through the remainder of 2014.
Given our expectations for 2014, we will continue to prioritize expanding our community count, increasing profitability per home delivered and growing our revenues, along with investing in land and land development to advance the shift of our community mix toward higher-performing submarkets. In addition, we will also leverage the strengths of our KBnxt operational business model to promote and capture incremental revenues from our Built to Order design options and upgrades as well as from additional premiums from higher-demand floor plans, community lot locations, home exterior elevations and certain structural options, among other revenue-generating strategies. Through these actions, we anticipate that our overall average selling price will continue to trend higher in 2014, though the percentage growth rate is expected to moderate to the high single-digit to the low double-digit range for the year as compared to the prior year.
Expanding our community count will continue to be a primary driver of our top-line growth in 2014, in combination with other strategic efforts to increase our average selling price where possible in our served markets. Our average community count for the quarter ended February 28, 2014 was 10% higher than for the prior year quarter. We expect to open more new home communities for sales in 2014 than we did in 2013, and that our community count will increase in the range of 15% to 20% year over year by the end of 2014. At the same time, consistent with our goal to prioritize profitability, we will continue to balance sales pace and home selling prices at our new home communities open for sales to improve housing gross profit margins and our return on investment.
To expand our community count and grow our revenues, we plan to continue to make strategic investments in land and land development through the remainder of 2014. During the three months ended February 28, 2014, we invested $354.3 million in land and land development. In March 2014, we increased our unrestricted cash balance with proceeds from the successful underwritten public offerings of the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering. These capital markets transactions have strengthened our balance sheet to support additional investments in land and land development in line with market conditions and available opportunities that meet our investment return and marketing standards.
With the strategic actions we have taken and the improved results we achieved in the first quarter, we believe that we are favorably positioned to accomplish our profitability and growth priorities in 2014. We also anticipate that all four of our homebuilding reporting segments will generate year-over-year growth in homes delivered, average selling prices and revenues for the year ended November 30, 2014.
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

•
our ability to successfully implement our current and planned strategies and initiatives with respect to product, geographic and market positioning (including our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open additional new home communities for sales and sell higher-priced homes and more design options, and our operational and investment concentration in markets in California), revenue growth, asset optimization (including by effectively balancing home sales prices and sales pace in our new home communities), asset activation, local field management and talent investment, and overhead reduction and cost management;

•	consumer traffic to our new home communities and consumer interest in our product designs and offerings, particularly higher-income consumers;

•	cancellations and our ability to realize our backlog by converting net orders to home deliveries;

•	our home sales and delivery performance, particularly in key markets in California;

•	the manner in which our homebuyers are offered and whether they are able to obtain mortgage loans and mortgage banking services, including from our preferred mortgage lender, Nationstar;

•	the performance of Nationstar as our preferred mortgage lender;

•	the ability of Home Community Mortgage to become operational in all of our served markets and its performance upon becoming operational;

•	information technology failures and data security breaches; and

•	other events outside of our control.
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2013. There have been no significant changes in our portfolio of financial instruments or market risk exposures from November 30, 2013.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2014.
There were no changes in our internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Nevada Development Contract Litigation
KB Nevada is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, LVDA agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex. KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus the Claimed Damages. KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. At a November 19, 2012 hearing, the court denied all of the consolidated plaintiffs’ motions for summary judgment on their claims. In addition, the court granted several of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible based on the the court’s decisions in the case that the loss in this matter could range from zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages.  The non-jury trial, originally set for September 2012, has been continued to May 20, 2014.
Other Matters
In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2013.

Item 6. Exhibits

Exhibits

4.29
Ninth Supplemental Indenture, dated as of February 28, 2014, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Post-Effective Amendment No. 4 to Form S-3 Registration Statement (No. 333-176930), is incorporated by reference herein.

10.48	KB Home 2014 Equity Incentive Plan.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months ended February 28, 2014 and 2013, (b) Consolidated Balance Sheets as of February 28, 2014 and November 30, 2013, (c) Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and 2013, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	April 4, 2014	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 4, 2014	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

4.29
Ninth Supplemental Indenture, dated as of February 28, 2014, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Post-Effective Amendment No. 4 to Form S-3 Registration Statement (No. 333-176930), is incorporated by reference herein.

10.48	KB Home 2014 Equity Incentive Plan.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months ended February 28, 2014 and 2013, (b) Consolidated Balance Sheets as of February 28, 2014 and November 30, 2013, (c) Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and 2013, and (d) Notes to Consolidated Financial Statements.