Form 10-Q
period 2014-05-31
KB HOME
filed 2014-07-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2014.
There were 91,791,488 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2014. The registrant’s grantor stock ownership trust held an additional 10,501,844 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Total revenues	$1,015,694	$929,625	$565,007	$524,406
Homebuilding:
Revenues	$1,010,663	$924,604	$562,396	$521,788
Construction and land costs	(825,834)	(786,263)	(456,560)	(442,998)
Selling, general and administrative expenses	(132,818)	(129,196)	(71,544)	(70,099)
Operating income	52,011	9,145	34,292	8,691
Interest income	283	436	115	232
Interest expense	(19,834)	(29,747)	(8,558)	(14,507)
Equity in income (loss) of unconsolidated joint ventures	1,912	(1,002)	(678)	(567)
Homebuilding pretax income (loss)	34,372	(21,168)	25,171	(6,151)
Financial services:
Revenues	5,031	5,021	2,611	2,618
Expenses	(1,704)	(1,471)	(852)	(636)
Equity in income (loss) of unconsolidated joint ventures	(12)	1,087	(6)	(4)
Financial services pretax income	3,315	4,637	1,753	1,978
Total pretax income (loss)	37,687	(16,531)	26,924	(4,173)
Income tax benefit (expense)	(500)	1,100	(300)	1,200
Net income (loss)	$37,187	$(15,431)	$26,624	$(2,973)
Earnings (loss) per share:
Basic	$.43	$(.19)	$.30	$(.04)
Diluted	$.40	$(.19)	$.27	$(.04)
Weighted average shares outstanding:
Basic	86,668	81,526	89,529	83,605
Diluted	96,759	81,526	99,508	83,605
Cash dividends declared per common share	$.0500	$.0500	$.0250	$.0250
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2014	November 30, 2013
Assets
Homebuilding:
Cash and cash equivalents	$484,472	$530,095
Restricted cash	44,237	41,906
Receivables	99,779	75,749
Inventories	3,006,118	2,298,577
Investments in unconsolidated joint ventures	67,594	130,192
Other assets	116,558	107,076
	3,818,758	3,183,595
Financial services	9,268	10,040
Total assets	$3,828,026	$3,193,635

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$154,170	$148,282
Accrued expenses and other liabilities	388,349	356,176
Mortgages and notes payable	2,573,980	2,150,498
	3,116,499	2,654,956
Financial services	1,854	2,593
Common stock	115,360	115,296
Paid-in capital	657,028	788,893
Retained earnings	514,688	481,889
Accumulated other comprehensive loss	(17,516)	(17,516)
Grantor stock ownership trust, at cost	(113,911)	(113,911)
Treasury stock, at cost	(445,976)	(718,565)
Total stockholders’ equity	709,673	536,086
Total liabilities and stockholders’ equity	$3,828,026	$3,193,635
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$37,187	$(15,431)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(1,900)	(85)
Distributions of earnings from unconsolidated joint ventures	—	1,638
Amortization of discounts and issuance costs	3,360	2,387
Depreciation and amortization	1,026	940
Stock-based compensation	3,725	2,044
Land option contract abandonments	790	284
Changes in assets and liabilities:
Receivables	(22,710)	(405)
Inventories	(579,173)	(290,661)
Accounts payable, accrued expenses and other liabilities	8,083	32,210
Other, net	(4,917)	(521)
Net cash used in operating activities	(554,529)	(267,600)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(16,242)	(5,651)
Proceeds from sale of investment in unconsolidated joint venture	10,110	—
Purchases of property and equipment, net	(3,012)	(752)
Net cash used in investing activities	(9,144)	(6,403)
Cash flows from financing activities:
Change in restricted cash	(2,331)	40
Proceeds from issuance of debt	400,000	230,000
Payment of debt issuance costs	(5,448)	(10,086)
Payments on mortgages and land contracts due to land sellers and other loans	(6,476)	(37,830)
Proceeds from issuance of common stock, net	137,045	109,503
Issuance of common stock under employee stock plans	64	2,106
Payments of cash dividends	(4,388)	(4,179)
Stock repurchases	(46)	(33)
Net cash provided by financing activities	518,420	289,521
Net increase (decrease) in cash and cash equivalents	(45,253)	15,518
Cash and cash equivalents at beginning of period	532,523	525,688
Cash and cash equivalents at end of period	$487,270	$541,206
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of May 31, 2014, the results of our consolidated operations for the three months and six months ended May 31, 2014 and 2013, and our consolidated cash flows for the six months ended May 31, 2014 and 2013. The results of our consolidated operations for the three months and six months ended May 31, 2014 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2013 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2013, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents and Restricted Cash. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $357.2 million at May 31, 2014 and $436.2 million at November 30, 2013. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted cash of $44.2 million at May 31, 2014 and $41.9 million at November 30, 2013 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (the “LOC Facilities”).
Comprehensive Income (Loss). Our comprehensive income was $26.6 million for the three months ended May 31, 2014 and $37.2 million for the six months ended May 31, 2014. Our comprehensive loss was $3.0 million for the three months ended May 31, 2013 and $15.4 million for the six months ended May 31, 2013. Our comprehensive income (loss) for each of the three-month and six-month periods ended May 31, 2014 and 2013 was equal to our net income (loss) for the same periods. The accumulated other comprehensive loss in our consolidated balance sheets as of May 31, 2014 and November 30, 2013 was comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation – Retirement Benefits” (“ASC 715”). Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured. ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
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
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. It also allows an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. The amendments in ASU 2014-08 are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.
Reclassifications. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2014 presentation.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Segment Information
As of May 31, 2014, we had identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within our consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of May 31, 2014, our homebuilding reporting segments conducted ongoing operations in the following states:
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
The following tables present financial information relating to our segments (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Segment Information (continued)

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Revenues:
West Coast	$442,041	$479,594	$260,320	$273,490
Southwest	94,496	79,078	48,381	47,247
Central	297,546	226,797	172,384	120,305
Southeast	176,580	139,135	81,311	80,746
Total homebuilding revenues	1,010,663	924,604	562,396	521,788
Financial services	5,031	5,021	2,611	2,618
Total	$1,015,694	$929,625	$565,007	$524,406

Pretax income (loss):
West Coast	$54,329	$37,862	$35,964	$28,020
Southwest	5,056	841	3,771	1,590
Central	13,292	2,484	10,516	2,348
Southeast	(1,916)	(25,092)	(5,757)	(16,768)
Corporate and other	(36,389)	(37,263)	(19,323)	(21,341)
Total homebuilding pretax income (loss)	34,372	(21,168)	25,171	(6,151)
Financial services	3,315	4,637	1,753	1,978
Total	$37,687	$(16,531)	$26,924	$(4,173)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(58)	$(73)	$(20)	$(40)
Southwest	(1,321)	(1,164)	(658)	(639)
Central	—	—	—	—
Southeast	3,291	235	—	112
Total	$1,912	$(1,002)	$(678)	$(567)

Land option contract abandonments:
West Coast	$103	$284	$103	$284
Southwest	—	—	—	—
Central	433	—	—	—
Southeast	254	—	254	—
Total	$790	$284	$357	$284

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Segment Information (continued)

	May 31, 2014	November 30, 2013
Inventories:
Homes under construction
West Coast	$465,052	$275,516
Southwest	46,175	39,661
Central	189,191	157,572
Southeast	123,855	113,690
Subtotal	824,273	586,439

Land under development
West Coast	729,946	560,032
Southwest	298,501	106,654
Central	323,277	238,311
Southeast	212,301	161,919
Subtotal	1,564,025	1,066,916

Land held for future development
West Coast	307,179	308,636
Southwest	137,605	157,924
Central	24,274	15,193
Southeast	148,762	163,469
Subtotal	617,820	645,222
Total	$3,006,118	$2,298,577

Investments in unconsolidated joint ventures:
West Coast	$48,756	$40,246
Southwest	16,337	80,877
Central	—	—
Southeast	2,501	9,069
Total	$67,594	$130,192

Assets:
West Coast	$1,615,126	$1,230,761
Southwest	521,977	402,443
Central	610,280	465,547
Southeast	506,494	456,965
Corporate and other	564,881	627,879
Total homebuilding assets	3,818,758	3,183,595
Financial services	9,268	10,040
Total	$3,828,026	$3,193,635

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Financial Services

The following tables present financial information relating to our financial services reporting segment (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Revenues
Insurance commissions	$2,532	$2,790	$1,270	$1,487
Title services	1,599	1,329	891	680
Marketing services fees	900	900	450	450
Interest income	—	2	—	1
Total	5,031	5,021	2,611	2,618
Expenses
General and administrative	(1,704)	(1,471)	(852)	(636)
Operating income	3,327	3,550	1,759	1,982
Equity in income (loss) of unconsolidated joint ventures (a)	(12)	1,087	(6)	(4)
Pretax income	$3,315	$4,637	$1,753	$1,978

(a)
Equity in income of unconsolidated joint ventures for the six months ended May 31, 2013 related to the wind down of KBA Mortgage, LLC (“KBA Mortgage”), our unconsolidated mortgage banking joint venture with a subsidiary of Bank of America, N.A., which ceased offering mortgage banking services in 2011.

	May 31, 2014	November 30, 2013
Assets
Cash and cash equivalents	$2,798	$2,428
Receivables	764	2,084
Investments in unconsolidated joint ventures	5,477	5,490
Other assets	229	38
Total assets	$9,268	$10,040
Liabilities
Accounts payable and accrued expenses	$1,854	$2,593
Total liabilities	$1,854	$2,593

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$37,187	$(15,431)	$26,624	$(2,973)
Less: Distributed earnings allocated to nonvested restricted stock	(12)	—	(6)	—
Less: Undistributed earnings allocated to nonvested restricted stock	(88)	—	(66)	—
Numerator for basic earnings (loss) per share	37,087	(15,431)	26,552	(2,973)
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	1,333	—	667	—
Add: Undistributed earnings allocated to nonvested restricted stock	88	—	66	—
Less: Undistributed earnings reallocated to nonvested restricted stock	(80)	—	(59)	—
Numerator for diluted earnings (loss) per share	$38,428	$(15,431)	$27,226	$(2,973)
Denominator:
Weighted average shares outstanding — basic	86,668	81,526	89,529	83,605
Effect of dilutive securities:
Share-based payments	1,689	—	1,577	—
Convertible senior notes	8,402	—	8,402	—
Weighted average shares outstanding — diluted	96,759	81,526	99,508	83,605
Basic earnings (loss) per share	$.43	$(.19)	$.30	$(.04)
Diluted earnings (loss) per share	$.40	$(.19)	$.27	$(.04)
We compute earnings (loss) per share using the two-class method in accordance with Accounting Standards Codification Topic No. 260, “Earnings Per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2014 or 2013.
In the first quarter of 2013, we issued $230.0 million in aggregate principal amount of 1.375% convertible senior notes due 2019 (the “1.375% Convertible Senior Notes due 2019”), which are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes. The impact of the 1.375% Convertible Senior Notes due 2019 was excluded from the diluted loss per share calculation for the three months and six months ended May 31, 2013 because the effect would have been antidilutive.
Outstanding stock options to purchase 5.2 million shares of common stock were excluded from the diluted earnings per share calculation for the three months and six months ended May 31, 2014, and all outstanding stock options were excluded from the diluted loss per share calculation for the three months and six months ended May 31, 2013 because the effect of their inclusion would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each a “PSU”) were not included in the earnings (loss) per share calculations for the three-month and six-month periods ended May 31, 2014 and 2013 as the vesting conditions had not been satisfied.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories

Inventories consisted of the following (in thousands):

	May 31, 2014	November 30, 2013
Homes under construction	$824,273	$586,439
Land under development	1,564,025	1,066,916
Land held for future development	617,820	645,222
Total	$3,006,118	$2,298,577
Homes under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes, associated with land undergoing improvement activity. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has been suspended or has not yet begun, but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or other regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a community by delaying improvements for a period of time to allow earlier phases of a long-term, multi-phase community or a neighboring community to generate sales momentum or for market conditions to improve. We resume development activity when we believe our investment in this inventory will be optimized or, in some instances, to accelerate sales pace and/or our return on investment, and we have activated assets previously held for future development in certain markets as part of our strategic growth initiatives. Interest and real estate taxes are not capitalized on land held for future development.
Our interest costs are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Capitalized interest at beginning of period	$216,681	$217,684	$227,200	$217,161
Interest incurred	82,438	67,911	43,158	34,489
Interest expensed	(19,834)	(29,747)	(8,558)	(14,507)
Interest amortized to construction and land costs	(37,702)	(40,271)	(20,217)	(21,566)
Capitalized interest at end of period (a)	$241,583	$215,577	$241,583	$215,577

(a)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed on a quarterly basis to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future housing sales; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). We evaluated 11 and 18 communities or land parcels for recoverability during the three months ended May 31, 2014 and 2013, respectively. We evaluated 22 and 38 communities or land parcels for recoverability during the six months ended May 31, 2014 and 2013, respectively. Some of the communities or land parcels evaluated during the six months ended May 31, 2014 and 2013 were evaluated in more than one quarterly period.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventory Impairments and Land Option Contract Abandonments (continued)

When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located, as well as factors known to us at the time the cash flows are calculated. With the undiscounted future net cash flows, we also consider recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the six months ended May 31, 2014 and 2013, these expectations reflected our experience that notwithstanding fluctuations in our company-wide net orders, backlog levels, homes delivered and housing gross profit margin, on a year-over-year basis, market conditions for each of our assets in inventory where impairment indicators were identified have been generally stable or improved, with no significant deterioration identified as to revenue and cost drivers that would prevent or otherwise impact recoverability. Based on this experience, and taking into account the generally favorable conditions in many of our served markets for new home sales, our inventory assessments as of May 31, 2014 considered an expected steady overall sales pace and home selling price performance for the remainder of 2014 relative to the positive trends in pace and performance in recent quarters.
Given the inherent challenges and uncertainties in forecasting future results, our inventory assessments at the time they are made take into consideration whether a community or land parcel is active, meaning whether it is open for sales and/or undergoing development, or whether it is being held for future development. Due to the short-term nature of active communities and land parcels as compared to land held for future development, our inventory assessments generally assume the continuation of then-current market conditions, subject to identifying information suggesting significant sustained changes in such conditions. These assessments, at the time made, generally anticipate net orders, average selling prices, volume of homes delivered and costs for land development and home construction to continue at or near then-current levels through the particular asset’s estimated remaining life. Inventory assessments for land held for future development consider then-current market conditions as well as subjective forecasts regarding the timing and costs of land development and home construction and related cost inflation; the product(s) to be offered; and the net orders, volume of homes delivered, and selling prices and related price appreciation of the offered product(s) when an associated community is expected to open for sales. We evaluate various factors to develop these forecasts, including the availability of and demand for homes and finished lots within the relevant marketplace; historical, current and expected future sales trends for the marketplace; and third-party data, if available. The various estimates, trends, expectations and assumptions used in each of our inventory assessments are specific to each community or land parcel based on what we believe are reasonable forecasts for performance and may vary among communities or land parcels and may vary over time.
We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected community or land parcel and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and home delivery rates. The discount rates we used were impacted by the following at the time each calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the affected asset or relevant market location. Based on the results of our evaluations, we recognized no inventory impairment charges for the three months and six months ended May 31, 2014 and the three months and six months ended May 31, 2013.
As of May 31, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $285.0 million, representing 35 communities and various other land parcels. As of November 30, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $293.1 million, representing 42 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventory Impairments and Land Option Contract Abandonments (continued)

home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized $.4 million of land option contract abandonment charges corresponding to 32 lots for the three months ended May 31, 2014, and $.8 million of such charges corresponding to 682 lots for the six months ended May 31, 2014. During the three months and six months ended May 31, 2013, we recognized $.3 million of land option contract abandonment charges corresponding to 82 lots. We sometimes abandon land option contracts and other similar contracts when we have incurred costs of less than $100,000; such costs and the corresponding lots, which totaled 5,367 lots for the six months ended May 31, 2014, are not included in the amounts above. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated home delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated.

7.	Variable Interest Entities
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), to determine whether they are VIEs and, if so, whether we are the primary beneficiary. None of our joint ventures at May 31, 2014 and November 30, 2013 were determined under the provisions of ASC 810 to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
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
We analyze each of our land option contracts and other similar contracts under the provisions of ASC 810 to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of May 31, 2014 and November 30, 2013 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Variable Interest Entities (continued)

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2014		November 30, 2013
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$10,223	$461,236	$11,063	$616,000
Other land option contracts and other similar contracts	20,002	467,371	30,502	535,496
Total	$30,225	$928,607	$41,565	$1,151,496
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $37.0 million at May 31, 2014 and $31.0 million at November 30, 2013. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at both May 31, 2014 and November 30, 2013 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $4.9 million at May 31, 2014 and $8.9 million at November 30, 2013.

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
Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. We share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. In some instances, we recognize profits and losses related to our investment in an unconsolidated joint venture that differ from our equity interest in the unconsolidated joint venture. This may arise from impairments that we recognize related to our investment that differ from the impairments the unconsolidated joint venture recognizes with respect to the unconsolidated joint venture’s assets; differences between our basis in assets we have transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; our deferral of the unconsolidated joint venture earnings from land sales made to our homebuilding operations; or other items. With respect to our investments in unconsolidated joint ventures, our equity in income (loss) of unconsolidated joint ventures included no impairment charges for the three-month and six-month periods ended May 31, 2014 and 2013.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Investments in Unconsolidated Joint Ventures (continued)

The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Revenues	$6,118	$6,356	$—	$6,356
Construction and land costs	(3,523)	(3,928)	—	(3,928)
Other expenses, net	(2,038)	(1,891)	(908)	(1,036)
Income (loss)	$557	$537	$(908)	$1,392
The revenues and construction and land costs for the six months ended May 31, 2014 and the three months and six months ended May 31, 2013 were solely related to the sale of land by one of our unconsolidated joint ventures.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	May 31, 2014	November 30, 2013
Assets
Cash	$21,241	$18,752
Receivables	5,183	4,902
Inventories	156,085	381,195
Other assets	149	1,183
Total assets	$182,658	$406,032
Liabilities and equity
Accounts payable and other liabilities	$19,278	$85,386
Equity	163,380	320,646
Total liabilities and equity	$182,658	$406,032
The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	May 31, 2014	November 30, 2013
Number of investments in unconsolidated joint ventures	7	9
Investments in unconsolidated joint ventures	$67,594	$130,192
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	673	5,367
As of May 31, 2014, the combined assets of our unconsolidated joint ventures and the number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts each decreased from November 30, 2013, partly due to a distribution of $70.6 million of land we received from Inspirada Builders, LLC (“Inspirada”), our unconsolidated joint venture in Las Vegas, during the first quarter of 2014. In addition, we sold our interest in an unconsolidated joint venture in Maryland for $10.1 million, which resulted in a gain of $3.2 million in the first quarter of 2014 that is included in equity in income of unconsolidated joint ventures in our consolidated statement of operations for the six months ended May 31, 2014. The decrease in the combined assets of our unconsolidated joint ventures also reflected the transfer of a $33.2 million inventory-related obligation to us in connection with the distribution of land we received from Inspirada, as discussed in Note 10.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Investments in Unconsolidated Joint Ventures (continued)

Accrued Expenses and Other Liabilities. This transfer also contributed to the decrease in the combined accounts payable and other liabilities of our unconsolidated joint ventures during the six months ended May 31, 2014.
The decrease in our investments in unconsolidated joint ventures at May 31, 2014, compared to November 30, 2013, reflected the above-mentioned transactions, partly offset by capital contributions made to various unconsolidated joint ventures.
None of our unconsolidated joint ventures had outstanding debt at May 31, 2014 or November 30, 2013.

9.	Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2014	November 30, 2013
Cash surrender value of insurance contracts	$70,076	$68,534
Debt issuance costs (a)	30,135	27,366
Property and equipment, net	10,450	8,460
Prepaid expenses	5,897	2,716
Total	$116,558	$107,076

(a)
The increase in debt issuance costs as of May 31, 2014 compared to November 30, 2013, primarily reflected the costs associated with our underwritten public issuance of 4.75% senior notes due 2019 (the “4.75% Senior Notes due 2019”) during the second quarter of 2014, as discussed in Note 12. Mortgages and Notes Payable.

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2014	November 30, 2013
Employee compensation and related benefits	$96,781	$99,332
Self-insurance and other litigation liabilities	96,424	99,612
Accrued interest payable	67,457	45,562
Inventory-related obligations (a)	55,186	29,517
Warranty liability	40,937	48,704
Real estate and business taxes	7,983	8,131
Other	23,581	25,318
Total	$388,349	$356,176

(a)
The increase in inventory-related obligations at May 31, 2014 compared to November 30, 2013, reflected a $33.2 million liability we recorded for fixed or determinable amounts associated with tax increment financing entities (“TIFE”) in connection with the distribution of land we received from Inspirada during the first quarter of 2014. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes to homebuyers on the applicable lots before the related TIFE obligations mature.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Income Taxes

Income Tax Benefit (Expense). We recognized income tax expense of $.3 million for the three months ended May 31, 2014 and an income tax benefit of $1.2 million for the three months ended May 31, 2013. For the six months ended May 31, 2014, we recognized income tax expense of $.5 million, compared to an income tax benefit of $1.1 million for the six months ended May 31, 2013. The income tax benefit we recognized for the three-month and six-month periods ended May 31, 2013 primarily reflected the resolution of a state tax audit in the second quarter of 2013, which resulted in a refund receivable of $1.4 million. Due to the effects of the deferred tax asset valuation allowance, our effective tax rates for the three-month and six-month periods ended May 31, 2014 and 2013 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax income (losses) for those periods.
Deferred Tax Asset Valuation Allowance. In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income. The value of our deferred tax assets will depend on applicable income tax rates. During the three months and six months ended May 31, 2014, we reduced our deferred tax asset valuation allowance by $11.0 million and $15.4 million, respectively, to account for adjustments to our deferred tax assets associated with the pretax income generated during those periods. We increased our deferred tax asset valuation allowance by $.3 million during the three months ended May 31, 2013 and reduced our deferred tax asset valuation allowance by $.4 million during the six months ended May 31, 2013 to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards in those periods. One of the primary pieces of negative evidence that we consider in evaluating the need for a valuation allowance is our three-year cumulative loss position, which is largely the result of our pretax losses in 2012 and 2011, as we generated pretax income for the year ended November 30, 2013. In the second quarter of 2014, we reported our fourth consecutive quarter of pretax income and experienced year-over-year increases in our revenues, housing gross profit margin, net orders and backlog. If these trends in our business continue, together with favorable conditions in housing markets and for the homebuilding industry, and we are profitable on a sustained basis, we believe that there could be sufficient positive evidence to support reducing a large portion of our valuation allowance during the fourth quarter of 2014.
We had no net deferred tax assets at May 31, 2014 or November 30, 2013 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $844.0 million at May 31, 2014 from $859.4 million at November 30, 2013, reflecting the $15.4 million valuation allowance adjustment recorded during the six months ended May 31, 2014.
Unrecognized Tax Benefits. At both May 31, 2014 and November 30, 2013, our gross unrecognized tax benefits (including interest and penalties) totaled $.3 million, all of which, if recognized, would affect our effective tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from $.1 million to $.3 million during the 12 months from this reporting date due to various state tax filings associated with the resolution of a federal tax audit. Our fiscal years ending 2010 and later are open to federal examinations. Due to differing statutes of limitation and the status of current audits, certain of our fiscal years ending 2005 and later are open to state examinations.
The benefits of our net operating losses (“NOL”), built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of May 31, 2014, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands):

	May 31, 2014	November 30, 2013
Mortgages and land contracts due to land sellers and other loans	$36,416	$13,615
6 1/4% Senior notes due June 15, 2015	199,877	199,864
9.10% Senior notes due September 15, 2017	262,381	262,048
7 1/4% Senior notes due June 15, 2018	299,330	299,261
4.75% Senior notes due May 15, 2019	400,000	—
8.00% Senior notes due March 15, 2020	345,976	345,710
7.00% Senior notes due December 15, 2021	450,000	450,000
7.50% Senior notes due September 15, 2022	350,000	350,000
1.375% Convertible senior notes due February 1, 2019	230,000	230,000
Total	$2,573,980	$2,150,498
Unsecured Revolving Credit Facility. We have a $200.0 million unsecured revolving credit facility with a syndicate of financial institutions (as amended, the “Credit Facility”) that will mature on March 12, 2016. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $300.0 million under certain conditions and the availability of additional bank commitments, as well as a sublimit of $100.0 million for the issuance of letters of credit, which may be utilized in combination with or to replace the LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either the London Interbank Offered Rate or a base rate, plus a spread that depends on our debt rating and consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .50% to .75% of the unused commitment, based on our debt rating and Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an interest coverage ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2014, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available for cash borrowings, with up to $100.0 million of that amount available for the issuance of letters of credit.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of May 31, 2014 and November 30, 2013, we had $43.8 million and $41.5 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2014, inventories having a carrying value of $106.1 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans totaling $36.4 million.
Shelf Registration. We have an automatically effective universal shelf registration statement on file with the SEC, which was filed on September 20, 2011 (the “2011 Shelf Registration”). The 2011 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Senior Notes. On March 25, 2014, pursuant to the 2011 Shelf Registration, we completed the underwritten public issuance of the 4.75% Senior Notes due 2019 at 100% of the $400.0 million in aggregate principal amount of these notes. We plan to use the $394.6 million in net proceeds from the issuance of the 4.75% Senior Notes due 2019 together with the net proceeds

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable (continued)

from a concurrent underwritten public offering of our common stock, which is discussed in Note 16. Stockholders’ Equity, for general corporate purposes, including without limitation land acquisition and land development.
All of our senior notes outstanding at May 31, 2014 and November 30, 2013 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually. At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to the applicable redemption date.
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
At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 1.375% Convertible Senior Notes due 2019. The 1.375% Convertible Senior Notes due 2019 are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including: subdivisions and combinations of our common stock; the issuance of stock dividends, or certain rights, options or warrants, capital stock, indebtedness, assets or cash dividends to all or substantially all holders of our common stock; and certain tender or exchange offers by us. The conversion rate will not, however, be adjusted for other events, such as a third party tender or exchange offer or an issuance of common stock for cash or an acquisition, that may adversely affect the trading price of the notes or our common stock. On conversion, holders of the 1.375% Convertible Senior Notes due 2019 will not be entitled to receive cash in lieu of shares of our common stock, except for cash in lieu of fractional shares.
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
We used the $222.7 million in net proceeds from the issuance of the 1.375% Convertible Senior Notes due 2019 together with the net proceeds from a concurrent underwritten public offering of our common stock, which is described in Note 16. Stockholders’ Equity, for general corporate purposes, including without limitation land acquisition and land development.
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
As of May 31, 2014, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land sellers

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable (continued)

and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on the senior notes, the 1.375% Convertible Senior Notes due 2019, the mortgages and land contracts due to land sellers and other loans are due as follows: 2014 – $18.3 million; 2015 – $217.0 million; 2016 – $1.0 million; 2017 – $262.4 million; 2018 – $299.3 million; and thereafter – $1.78 billion.

13.	Fair Value Disclosures
Accounting Standards Codification Topic No. 820, “Fair Value Measurement,” provides a framework for measuring the fair value of assets and liabilities under GAAP, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the six months ended May 31, 2014 and the year ended November 30, 2013 (in thousands):

	Fair Value
Description	Hierarchy	May 31, 2014	November 30, 2013
Long-lived assets held and used (a)	Level 3	$—	$1,143

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

We had no inventory impairment charges in the six months ended May 31, 2014. During the year ended November 30, 2013, long-lived assets held and used with a carrying value of $1.5 million were written down to their fair value of $1.1 million, resulting in inventory impairment charges of $.4 million.
The fair values for long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future net cash flows discounted for inherent risk associated with each asset as described in Note 6. Inventory Impairments and Land Option Contract Abandonments. The discount rates we used were impacted by the following at the time the calculations were made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the affected asset or relevant market location. These factors were specific to each affected community or land parcel and may have varied over time.
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

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2014		November 30, 2013
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,307,564	$2,524,564	$1,906,883	$2,069,325
Convertible senior notes	Level 2	230,000	225,400	230,000	224,825
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
We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality, customer service initiatives and outside events. While we believe the warranty liability reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes or customer service practices could have a significant impact on our actual warranty costs in future periods and such amounts could differ from our current estimates.
The changes in our warranty liability are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Balance at beginning of period	$48,704	$47,822	$43,419	$43,333
Warranties issued	7,786	6,319	4,360	3,553
Payments	(20,162)	(18,213)	(11,451)	(9,284)
Adjustments (a)	4,609	17,547	4,609	15,873
Balance at end of period	$40,937	$53,475	$40,937	$53,475

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Commitments and Contingencies (continued)

(a)
As discussed below, adjustments for the three months and six months ended May 31, 2014 were comprised of a reclassification of estimated minimum probable recoveries to receivables and a reclassification to establish a separate accrual for a water intrusion-related inquiry. These items had no impact on our consolidated statements of operations. Adjustments for the three months and six months ended May 31, 2013 reflected net warranty charges associated with water intrusion-related issues in central and southwest Florida.

Central and Southwest Florida Claims. Our overall warranty liability at May 31, 2014 included $19.8 million for estimated remaining repair costs associated with 465 homes in central and southwest Florida that have been identified as having water intrusion-related issues and estimated repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future. Our overall warranty liability at November 30, 2013 included $28.9 million for estimated remaining repair costs associated with 710 identified affected homes and estimated repair costs associated with similarly affected homes then-believed likely to be identified in the future. The decrease in the liability for such estimated repair costs during the six months ended May 31, 2014 reflected payments made during the period to repair affected homes, and a lower number of identified affected homes with unresolved repairs at May 31, 2014, compared to November 30, 2013. The $19.8 million included in our overall warranty liability as of May 31, 2014 encompasses what we believe is the probable overall cost of the repair effort remaining before insurance and other recoveries. However, our actual costs to fully resolve repairs on affected homes could differ from the overall costs we have estimated.
During the six months ended May 31, 2014, repairs were resolved on 371 identified affected homes and we identified 126 additional affected homes, with 113 of those additional affected homes identified during the three months ended May 31, 2014, most of which were in one attached-home community. For these purposes, we consider repairs for identified affected homes to be resolved when all repairs are completed and all repair costs are fully paid.
During the three months ended May 31, 2014 and 2013, we paid $8.1 million and $6.0 million, respectively, to repair identified affected homes. During the six months ended May 31, 2014 and 2013, we paid $14.1 million and $11.4 million, respectively. Since first identifying affected homes in late 2012, we have identified a total of 1,590 affected homes requiring more than minor repairs and resolved repairs on 1,125 of those homes through May 31, 2014. As of May 31, 2014, we had paid $50.8 million of the total costs of $70.6 million that we have estimated for the overall repair effort. Approximately 64% of the total estimated repair costs as of May 31, 2014 related to three attached-home communities. We anticipate resolving repairs on homes affected by the water intrusion-related issues by mid-2015.
As of May 31, 2014, based on our assessment of the water intrusion-related issues, we believe it is probable that we will recover a portion of our repair costs associated with affected homes from various sources, including our insurers, and subcontractors involved with the original construction of the homes and their insurers. As of May 31, 2014, estimated minimum probable recoveries totaled $25.4 million, of which $19.8 million were included in our overall warranty liability. As of November 30, 2013, estimated minimum probable recoveries, all of which were included in our warranty liability, totaled $19.4 million. Our assessment of the water intrusion-related issues, including the process of determining potentially responsible parties and our efforts to obtain recoveries, is ongoing, and as a result, our estimate of minimum probable recoveries may change as additional information is obtained.
Overall Warranty Liability Assessment. In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty, which would include homes in central and southwest Florida that have been or may in the future be identified as having water intrusion-related issues. Based on our assessment of our overall warranty liability as of May 31, 2014, we recorded an adjustment to increase our estimated remaining repair costs mainly to reflect additional affected homes identified at one attached-home community during the 2014 second quarter. We also recorded an adjustment to increase our estimated minimum probable recoveries during the three months ended May 31, 2014 based on our updated estimate of repair costs on identified affected homes. These items had no net impact on our consolidated statements of operations for the three months or six months ended May 31, 2014. In addition, due to payments we have made for repair costs on identified affected homes and an increase to the estimated minimum probable recoveries recorded during the second quarter of 2014, the estimated minimum probable recoveries as of May 31, 2014 exceeded the estimated remaining repair costs in our warranty liability associated with these water intrusion-related issues. Therefore, we reclassified $5.6 million of estimated minimum probable recoveries that were in excess of the $19.8 million estimated remaining repair costs associated with water intrusion-related issues to a receivable as of May 31, 2014.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Commitments and Contingencies (continued)

During the three months ended May 31, 2013, based on our assessment of our overall warranty liability, we recorded an adjustment to increase our overall warranty liability by $15.9 million with a corresponding charge to construction and land costs in our consolidated statement of operations. This adjustment reflected our then-current estimate of remaining repair costs associated with homes in central and southwest Florida that had been identified as having water intrusion-related issues and our estimate of repair costs associated with similarly affected homes in central and southwest Florida then-believed likely to be identified in the future, net of an increase in estimated minimum probable recoveries of such repair costs. Prior to the three months ended May 31, 2013, we were unable to estimate the repair costs associated with affected homes in central and southwest Florida that were likely to be identified in the future. For the six months ended May 31, 2013, we recorded adjustments to increase our warranty liability by $17.5 million with a corresponding charge to construction and land costs in our consolidated statement of operations. These adjustments were comprised of increases in our estimated warranty costs, net of estimated minimum probable recoveries of repair costs and other adjustments.
Depending on the number of additional homes in central and southwest Florida that are identified as having water intrusion-related issues, and the actual costs we incur in future periods to repair identified homes and/or homes affected by other issues, including costs to provide certain affected homeowners with temporary housing, we may revise the amount of our estimated liability, which could result in an increase or decrease in our overall warranty liability. Based on our assessment of the water intrusion-related issues in central and southwest Florida, we believe that our warranty liability is adequate to cover the estimated probable total repair costs on these affected homes and on homes affected by other issues, though we believe it is reasonably possible that our loss in this matter could exceed the amount accrued as of May 31, 2014 by up to $6 million.
In 2013, we were notified by the Office of the Attorney General of the State of Florida (the “Attorney General’s Office”) that it was making a preliminary inquiry into the status of our communities in Florida affected by water intrusion-related issues.  We are cooperating with the Attorney General’s Office inquiry and are in discussions to resolve its concerns. While the ultimate outcome of the inquiry is uncertain, based on the status of our discussions at May 31, 2014, we established an accrual for the estimated minimum probable loss with respect to this inquiry during the second quarter of 2014. At this stage of our discussions, we are unable to estimate the reasonably possible loss or range of loss, but do not believe the ultimate outcome will be material to our consolidated financial statements.
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
The changes in our self-insurance liability are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Balance at beginning of period	$92,214	$93,349	$90,416	$91,723
Self-insurance expense (a)	5,653	3,407	3,037	1,598
Payments, net of recoveries (b)	(7,409)	(6,126)	(2,995)	(2,691)
Balance at end of period	$90,458	$90,630	$90,458	$90,630

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Recoveries are reflected at the time we receive funds from subcontractors and/or their insurers.
The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, insurance industry practices and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2014, we had $487.0 million of performance bonds and $43.8 million of letters of credit outstanding. At November 30, 2013, we had $410.8 million of performance bonds and $41.5 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2014, we had total deposits of $30.3 million, comprised of $30.2 million of cash deposits and $.1 million of letters of credit, to purchase land having an aggregate purchase price of $928.6 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Legal Matters (continued)

subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (the “Claimed Damages”). KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. At a November 19, 2012 hearing, the court denied all of the consolidated plaintiffs’ motions for summary judgment on their claims. In addition, the court granted several of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages. The non-jury trial, originally set for September 2012, has been continued to October 21, 2014.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Stockholders’ Equity

A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended May 31, 2014
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2013	$115,296	$788,893	$481,889	$(17,516)	$(113,911)	$(718,565)	$536,086
Net income	—	—	37,187	—	—	—	37,187
Dividends on common stock	—	—	(4,388)	—	—	—	(4,388)
Employee stock options/other	10	54	—	—	—	—	64
Restricted stock awards	54	(54)	—	—	—	—	—
Stock-based compensation	—	3,725	—	—	—	—	3,725
Issuance of common stock	—	(135,590)	—	—	—	272,635	137,045
Stock repurchases	—	—	—	—	—	(46)	(46)
Balance at May 31, 2014	$115,360	$657,028	$514,688	$(17,516)	$(113,911)	$(445,976)	$709,673

	Six Months Ended May 31, 2013
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2012	$115,178	$888,579	$450,292	$(27,958)	$(115,149)	$(934,136)	$376,806
Net loss	—	—	(15,431)	—	—	—	(15,431)
Dividends on common stock	—	—	(4,179)	—	—	—	(4,179)
Employee stock options/other	113	1,404	—	—	—	—	1,517
Restricted stock awards	—	(325)	—	—	325	—	—
Stock-based compensation	—	2,044	—	—	—	—	2,044
Issuance of common stock	—	(106,622)	—	—	—	216,125	109,503
Grantor stock ownership trust	—	305	—	—	284	—	589
Stock repurchases	—	—	—	—	—	(33)	(33)
Balance at May 31, 2013	$115,291	$785,385	$430,682	$(27,958)	$(114,540)	$(718,044)	$470,816

On March 25, 2014 and April 8, 2014, pursuant to the 2011 Shelf Registration, we issued 6,944,445 shares and 1,041,666 shares, respectively, of our common stock, par value $1.00 per share, in an underwritten public offering at a price of $18.00 per share (the “2014 Common Stock Offering”). The issuance on April 8, 2014 was made pursuant to the exercise of an option granted to the underwriters to purchase such shares. We used 7,986,111 shares of treasury stock for the issuances and received net proceeds of $137.0 million after underwriting discounts, commissions and transaction expenses.
On January 29, 2013, pursuant to the 2011 Shelf Registration, we issued 6,325,000 shares of our common stock, par value $1.00 per share, in an underwritten public offering at a price of $18.25 per share (the “2013 Common Stock Offering”). We used 6,325,000 shares of treasury stock for the issuance and received net proceeds of $109.5 million after underwriting discounts, commissions and transaction expenses.
In connection with the issuance of the 1.375% Convertible Senior Notes due 2019, which is discussed in Note 12. Mortgages and Notes Payable, we established a common stock reserve account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Stockholders' Equity (continued)

due 2019 based on the terms of the instruments governing these notes. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at May 31, 2014. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing the 1.375% Convertible Senior Notes due 2019.
As of May 31, 2014, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the six months ended May 31, 2014. We have not repurchased any shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases under this program or any other program will be at the discretion of our board of directors.
During the three months ended May 31, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on May 15, 2014 to stockholders of record on May 1, 2014. During the three months ended February 28, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 20, 2014 to stockholders of record on February 6, 2014. Cash dividends of $.0250 per share of common stock were also declared and paid during each of the quarters ended February 28, 2013 and May 31, 2013.

17.	Stock-Based Compensation
We measure and recognize compensation expense associated with our grant of equity-based awards in accordance with ASC 718, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. Compensation expense related to equity-based awards is included in selling, general and administrative expenses in our consolidated statements of operations.
Stock Options. In accordance with ASC 718, we estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of our common stock and an expected term of the stock options. The following table summarizes stock option transactions for the six months ended May 31, 2014:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	10,531,938	$21.11
Granted	—	—
Exercised	(10,000)	6.32
Cancelled	(5,747)	35.39
Options outstanding at end of period	10,516,191	$21.12
Options exercisable at end of period	9,409,188	$22.25
As of May 31, 2014, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 5.1 years and 4.7 years, respectively. There was $2.1 million of total unrecognized compensation expense related to unvested stock option awards as of May 31, 2014. For the three months ended May 31, 2014 and 2013, stock-based compensation expense associated with stock options totaled $.6 million and $.4 million, respectively. For the six months ended May 31, 2014 and 2013, stock-based compensation expense associated with stock options totaled $1.2 million and $.8 million, respectively. The aggregate intrinsic value of stock options outstanding was $26.7 million at May 31, 2014. The aggregate intrinsic value of stock options exercisable was $21.1 million at May 31, 2014. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees. We recognized total compensation expense of $1.3 million for the three months ended May 31, 2014 and $.7 million for the three months ended May 31, 2013 related to restricted stock and PSUs. We recognized total compensation expense of $2.5 million for the six months ended May 31, 2014 and $1.3 million for the six months ended May 31, 2013 related to restricted stock and PSUs.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Stock-Based Compensation (continued)

Approval of the KB Home 2014 Equity Incentive Plan. At our Annual Meeting of Stockholders held on April 3, 2014, our stockholders approved the KB Home 2014 Equity Incentive Plan (the “2014 Plan”), authorizing, among other things, the issuance for grants of stock-based awards to our employees, non-employee directors and consultants of up to 4,800,000 shares of our common stock, plus any shares that were available for grant as of April 3, 2014 under our 2010 Equity Incentive Plan (the “2010 Plan”), and any shares subject to then-outstanding awards under the 2010 Plan that subsequently expire or are canceled, forfeited, tendered or withheld to satisfy tax withholding obligations with respect to full value awards, or settled for cash, subject to the terms of the 2014 Plan. No new awards may be made under the 2010 Plan. As a result, as of April 3, 2014, the 2014 Plan became our only active equity compensation plan. As of May 31, 2014, no grants of stock-based awards had been made under the 2014 Plan.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2014	2013
Summary of cash and cash equivalents at end of period:
Homebuilding	$484,472	$538,571
Financial services	2,798	2,635
Total	$487,270	$541,206

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(2,061)	$30,246
Income taxes paid	1,419	542
Income taxes refunded	44	61

Supplemental disclosures of noncash activities:
Increase (decrease) in consolidated inventories not owned	$(3,958)	$4,842
Increase in inventories due to distribution of land from an unconsolidated joint venture	70,642	—
Inventories and inventory-related obligations associated with TIFE tied to distribution of land from an unconsolidated joint venture	33,197	—
Inventories acquired through seller financing	29,277	27,600

19.	Supplemental Guarantor Information
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

The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of May 31, 2014. The format of the condensed consolidating financial statements has been revised for the periods previously reported in our quarterly reports to retrospectively reflect (a) the transfer of certain of our subsidiaries from non-guarantor subsidiaries to guarantor subsidiaries as a result of such subsidiaries becoming guarantor subsidiaries and (b) the following elective reclassifications which relate solely to transactions between KB Home corporate and its subsidiaries: (i) the reclassification of KB Home corporate, guarantor and non-guarantor intercompany interest, which had previously been included in interest expense, to a separate line item with corresponding offsets in the consolidating adjustments column; (ii) the reclassification of the net intercompany funding activity of KB Home corporate, which was previously included in cash flows provided by (used in) financing activities, to cash flows provided by (used in) investing activities with corresponding offsets in the consolidating adjustments column; and (iii) the reclassification of dividends received by KB Home corporate from its subsidiaries to cash provided by (used in) operating activities. Such dividends were previously included in cash provided by (used in) financing activities. This revised presentation of the condensed consolidating financial statements had no impact or effect on our consolidated financial statements for any periods presented, including our consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows.
Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$988,256	$27,438	$—	$1,015,694
Homebuilding:
Revenues	$—	$988,256	$22,407	$—	$1,010,663
Construction and land costs	—	(804,822)	(21,012)	—	(825,834)
Selling, general and administrative expenses	(31,495)	(93,775)	(7,548)	—	(132,818)
Operating income (loss)	(31,495)	89,659	(6,153)	—	52,011
Interest income	276	6	1	—	283
Interest expense	(79,679)	(2,760)	—	62,605	(19,834)
Intercompany interest	130,431	(67,533)	(293)	(62,605)	—
Equity in income of unconsolidated joint ventures	—	1,912	—	—	1,912
Homebuilding pretax income (loss)	19,533	21,284	(6,445)	—	34,372
Financial services pretax income	—	—	3,315	—	3,315
Total pretax income (loss)	19,533	21,284	(3,130)	—	37,687
Income tax expense	(200)	(300)	—	—	(500)
Equity in net income of subsidiaries	17,854	—	—	(17,854)	—
Net income (loss)	$37,187	$20,984	$(3,130)	$(17,854)	$37,187

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$901,243	$28,382	$—	$929,625
Homebuilding:
Revenues	$—	$901,243	$23,361	$—	$924,604
Construction and land costs	—	(765,166)	(21,097)	—	(786,263)
Selling, general and administrative expenses	(34,152)	(87,997)	(7,047)	—	(129,196)
Operating income (loss)	(34,152)	48,080	(4,783)	—	9,145
Interest income	429	3	4	—	436
Interest expense	(64,951)	(2,961)	—	38,165	(29,747)
Intercompany interest	94,558	(57,424)	1,031	(38,165)	—
Equity in loss of unconsolidated joint ventures	—	(1,002)	—	—	(1,002)
Homebuilding pretax loss	(4,116)	(13,304)	(3,748)	—	(21,168)
Financial services pretax income	—	—	4,637	—	4,637
Total pretax income (loss)	(4,116)	(13,304)	889	—	(16,531)
Income tax benefit	300	800	—	—	1,100
Equity in net loss of subsidiaries	(11,615)	—	—	11,615	—
Net income (loss)	$(15,431)	$(12,504)	$889	$11,615	$(15,431)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$552,407	$12,600	$—	$565,007
Homebuilding:
Revenues	$—	$552,407	$9,989	$—	$562,396
Construction and land costs	—	(446,730)	(9,830)	—	(456,560)
Selling, general and administrative expenses	(15,751)	(51,803)	(3,990)	—	(71,544)
Operating income (loss)	(15,751)	53,874	(3,831)	—	34,292
Interest income	109	5	1	—	115
Interest expense	(41,671)	(1,488)	—	34,601	(8,558)
Intercompany interest	70,709	(35,437)	(671)	(34,601)	—
Equity in loss of unconsolidated joint ventures	—	(678)	—	—	(678)
Homebuilding pretax income (loss)	13,396	16,276	(4,501)	—	25,171
Financial services pretax income	—	—	1,753	—	1,753
Total pretax income (loss)	13,396	16,276	(2,748)	—	26,924
Income tax expense	(100)	(200)	—	—	(300)
Equity in net income of subsidiaries	13,328	—	—	(13,328)	—
Net income (loss)	$26,624	$16,076	$(2,748)	$(13,328)	$26,624

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$508,015	$16,391	$—	$524,406
Homebuilding:
Revenues	$—	$508,015	$13,773	$—	$521,788
Construction and land costs	—	(430,669)	(12,329)	—	(442,998)
Selling, general and administrative expenses	(19,329)	(47,188)	(3,582)	—	(70,099)
Operating income (loss)	(19,329)	30,158	(2,138)	—	8,691
Interest income	228	2	2	—	232
Interest expense	(33,103)	(1,387)	—	19,983	(14,507)
Intercompany interest	49,201	(29,292)	74	(19,983)	—
Equity in loss of unconsolidated joint ventures	—	(567)	—	—	(567)
Homebuilding pretax loss	(3,003)	(1,086)	(2,062)	—	(6,151)
Financial services pretax income	—	—	1,978	—	1,978
Total pretax loss	(3,003)	(1,086)	(84)	—	(4,173)
Income tax benefit	1,000	200	—	—	1,200
Equity in net loss of subsidiaries	(970)	—	—	970	—
Net loss	$(2,973)	$(886)	$(84)	$970	$(2,973)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet
May 31, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$412,811	$67,208	$4,453	$—	$484,472
Restricted cash	44,237	—	—	—	44,237
Receivables	1,464	97,956	359	—	99,779
Inventories	—	2,963,356	42,762	—	3,006,118
Investments in unconsolidated joint ventures	—	67,594	—	—	67,594
Other assets	102,898	12,334	1,326	—	116,558
	561,410	3,208,448	48,900	—	3,818,758
Financial services	—	—	9,268	—	9,268
Intercompany receivables	2,779,476	—	115,848	(2,895,324)	—
Investments in subsidiaries	39,620	—	—	(39,620)	—
Total assets	$3,380,506	$3,208,448	$174,016	$(2,934,944)	$3,828,026
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$137,208	$311,139	$94,172	$—	$542,519
Mortgages and notes payable	2,512,454	61,526	—	—	2,573,980
	2,649,662	372,665	94,172	—	3,116,499
Financial services	—	—	1,854	—	1,854
Intercompany payables	21,171	2,835,783	38,370	(2,895,324)	—
Stockholders’ equity	709,673	—	39,620	(39,620)	709,673
Total liabilities and stockholders’ equity	$3,380,506	$3,208,448	$174,016	$(2,934,944)	$3,828,026

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet
November 30, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$476,847	$41,316	$11,932	$—	$530,095
Restricted cash	41,906	—	—	—	41,906
Receivables	1,472	74,186	91	—	75,749
Inventories	—	2,263,034	35,543	—	2,298,577
Investments in unconsolidated joint ventures	—	130,192	—	—	130,192
Other assets	97,647	9,072	357	—	107,076
	617,872	2,517,800	47,923	—	3,183,595
Financial services	—	—	10,040	—	10,040
Intercompany receivables	2,129,729	—	117,829	(2,247,558)	—
Investments in subsidiaries	39,955	—	—	(39,955)	—
Total assets	$2,787,556	$2,517,800	$175,792	$(2,287,513)	$3,193,635
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$117,875	$292,220	$94,363	$—	$504,458
Mortgages and notes payable	2,111,773	38,725	—	—	2,150,498
	2,229,648	330,945	94,363	—	2,654,956
Financial services	—	—	2,593	—	2,593
Intercompany payables	21,822	2,186,855	38,881	(2,247,558)	—
Stockholders’ equity	536,086	—	39,955	(39,955)	536,086
Total liabilities and stockholders’ equity	$2,787,556	$2,517,800	$175,792	$(2,287,513)	$3,193,635

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$46,275	$(578,445)	$(22,359)	$—	$(554,529)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(16,242)	—	—	(16,242)
Proceeds from sale of investment in unconsolidated joint venture	—	10,110	—	—	10,110
Purchases of property and equipment, net	(84)	(2,838)	(90)	—	(3,012)
Intercompany	(635,123)	—	—	635,123	—
Net cash used in investing activities	(635,207)	(8,970)	(90)	635,123	(9,144)
Cash flows from financing activities:
Change in restricted cash	(2,331)	—	—	—	(2,331)
Proceeds from issuance of debt	400,000	—	—	—	400,000
Payment of debt issuance costs	(5,448)	—	—	—	(5,448)
Payments on mortgages and land contracts due to land sellers and other loans	—	(6,476)	—	—	(6,476)
Proceeds from issuance of common stock, net	137,045	—	—	—	137,045
Issuance of common stock under employee stock plans	64	—	—	—	64
Payments of cash dividends	(4,388)	—	—	—	(4,388)
Stock repurchases	(46)	—	—	—	(46)
Intercompany	—	619,783	15,340	(635,123)	—
Net cash provided by financing activities	524,896	613,307	15,340	(635,123)	518,420
Net increase (decrease) in cash and cash equivalents	(64,036)	25,892	(7,109)	—	(45,253)
Cash and cash equivalents at beginning of period	476,847	41,316	14,360	—	532,523
Cash and cash equivalents at end of period	$412,811	$67,208	$7,251	$—	$487,270

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$7,525	$(259,083)	$(16,042)	$—	$(267,600)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(656)	(4,995)	—	(5,651)
Purchases of property and equipment, net	(166)	(554)	(32)	—	(752)
Intercompany	(311,062)	—	—	311,062	—
Net cash used in investing activities	(311,228)	(1,210)	(5,027)	311,062	(6,403)

Cash flows from financing activities:
Change in restricted cash	40	—	—	—	40
Proceeds from issuance of debt	230,000	—	—	—	230,000
Payment of debt issuance costs	(10,086)	—	—	—	(10,086)
Payments on mortgages and land contracts due to land sellers and other loans	—	(37,830)	—	—	(37,830)
Proceeds from issuance of common stock, net	109,503	—	—	—	109,503
Issuance of common stock under employee stock plans	2,106	—	—	—	2,106
Payments of cash dividends	(4,179)	—	—	—	(4,179)
Stock repurchases	(33)	—	—	—	(33)
Intercompany	—	295,385	15,677	(311,062)	—
Net cash provided by financing activities	327,351	257,555	15,677	(311,062)	289,521
Net increase (decrease) in cash and cash equivalents	23,648	(2,738)	(5,392)	—	15,518
Cash and cash equivalents at beginning of period	457,007	54,205	14,476	—	525,688
Cash and cash equivalents at end of period	$480,655	$51,467	$9,084	$—	$541,206

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Six Months Ended May 31,			Three Months Ended May 31,
	2014	2013	Variance	2014	2013	Variance
Revenues:
Homebuilding	$1,010,663	$924,604	9%	$562,396	$521,788	8%
Financial services	5,031	5,021	—	2,611	2,618	—
Total	$1,015,694	$929,625	9%	$565,007	$524,406	8%
Pretax income (loss):
Homebuilding	$34,372	$(21,168)	(a)	$25,171	$(6,151)	(a)
Financial services	3,315	4,637	(29)%	1,753	1,978	(11)%
Total pretax income (loss)	37,687	(16,531)	(a)	26,924	(4,173)	(a)
Income tax benefit (expense)	(500)	1,100	(a)	(300)	1,200	(a)
Net income (loss)	$37,187	$(15,431)	(a)	$26,624	$(2,973)	(a)
Basic earnings (loss) per share	$.43	$(.19)	(a)	$.30	$(.04)	(a)
Diluted earnings (loss) per share	$.40	$(.19)	(a)	$.27	$(.04)	(a)

(a) Percentage not meaningful.
Although conditions in individual housing markets varied during the six months ended May 31, 2014, the overall housing environment was favorable, with relatively low inventories of new and existing homes available for sale, continued sales price appreciation and firm demand for housing. Encouraging reports of economic, employment and income growth during the 2014 second quarter also gave us confidence that we can sustain the momentum our business generated during the first half of the year into the second half. We believe we are on track to meet our primary financial and operational goals for 2014.
Our solid earnings performance trend continued in the 2014 second quarter, and we produced year-over-year improvement in key financial metrics, including average selling prices, revenues, housing gross profit margin, and selling, general and administrative expenses as a percentage of housing revenues. We have now posted year-over-year revenue increases for the last 11 consecutive quarters and operating income improvement for the past 10 consecutive quarters.
We believe our strong second quarter performance reflects both the success of our strategic actions taken over the past few years and generally strengthening housing markets. Our principal strategic initiative since 2012 has been to reposition our homebuilding activities toward higher-performing, desirable locations in land-constrained growth markets, which we have implemented largely through substantial investments in land and land development. We invested $1.14 billion in land and land development in 2013 and an additional $859.6 million in the six months ended May 31, 2014. Alongside our repositioning and inventory-related investment initiatives, we have refined our products to better meet consumer preferences, and we have undertaken continuous efforts to contain costs and improve our operational efficiency. To advance the profitable growth of our business through our repositioned operating platform, we have evolved our priorities to focus on expanding our community count, enhancing profitability per home delivered and increasing our revenues, in part by balancing the sales pace and home selling prices at our new home communities open for sales, and by using features of our KBnxt operational business model to generate incremental earnings from a variety of lot and product premiums, and design studio options and upgrades. We use the term “community count” to refer to the number of new home communities with at least five homes/lots left to sell at the end of a reporting period.
Consistent with our current strategic priorities, in the first half of 2014, in addition to acquiring several attractive large land positions in our served markets across the country, we continued to invest in land development to convert our owned land into new home communities open for sales. These activities resulted in an average community count of 191 for the second quarter of 2014, up 7% from the year-earlier quarter. For the six months ended May 31, 2014, our average community count of 191 increased 9% compared to the corresponding period of 2013. This increase in average community count contributed to our net orders increasing 5% year over year for the three-month and six-month periods ended May 31, 2014. Further, reflecting our repositioned operational footprint and management of our land assets to maximize revenues and profitability, as well as relatively healthy consumer demand, the value of our net orders increased 19% in the three-month and six-month periods ended May 31, 2014 compared to the corresponding year-earlier periods. Our net order value for a given period represents the potential future housing revenues associated with net orders, including various lot and product premiums, and homebuyer spending on design studio options and upgrades for homes in backlog during the same period. As of May 31, 2014, potential future housing revenues in backlog totaled $1.03 billion, up 24% from May 31, 2013, reflecting a 9% increase in the number of homes in our backlog and higher average selling prices compared to the previous year. We believe the growth in our net orders and net order value in the three-month and six-month periods ended May 31, 2014, as well as the year-over-year increase in our backlog at the end of the current quarter, illustrate the success of our integrated strategic approach to drive profitable growth. We expect our business to continue its positive trajectory in the second half of the year.
Three Months Ended May 31, 2014

•
Revenues. Total revenues of $565.0 million for the three months ended May 31, 2014 increased 8% from $524.4 million for the three months ended May 31, 2013 as a result of higher housing and land sale revenues in the current period. Housing revenues for the 2014 second quarter rose 7% to $559.8 million from $521.8 million for the year-earlier quarter due to an increase in our overall average selling price, partly offset by a slight decrease in the number of homes delivered. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. Land sale revenues for the three months ended May 31, 2014 totaled $2.6 million. We had no land sales in the year-earlier period. Our total revenues for each of the three-month periods ended May 31, 2014 and 2013 included financial services revenues of $2.6 million.

◦	Homes Delivered. We delivered 1,751 homes in the three months ended May 31, 2014, down 3% from 1,797 homes delivered in the year-earlier period.

◦	Average Selling Price. Our overall average selling price of homes delivered increased to $319,700 for the second quarter of 2014, up 10% from $290,400 for the year-earlier quarter.

•
Operating Income. Our homebuilding operating income of $34.3 million for the three months ended May 31, 2014 increased $25.6 million from $8.7 million for the corresponding period of 2013. The year-over-year improvement primarily reflected an increase in housing gross profits that was partly offset by a slight increase in selling, general and administrative expenses. As a percentage of homebuilding revenues, operating income rose 440 basis points to 6.1% for the three months ended May 31, 2014, compared to 1.7% for the year-earlier period.

◦
Housing Gross Profits. Housing gross profits rose 34% to $105.7 million for the three months ended May 31, 2014 from $78.8 million for the year-earlier period. Our housing gross profit margin improved to 18.9% in the current quarter from 15.1% in the second quarter of 2013. Our housing gross profits for the 2014 second quarter included land option contract abandonment charges of $.4 million. The 2013 second quarter housing gross profits included a net warranty charge of $15.9 million associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, and land option contract abandonment charges of $.3 million.

◦
Selling, General and Administrative Expenses. Our selling, general and administrative expenses rose slightly to $71.5 million for the three months ended May 31, 2014 from $70.1 million for the year-earlier period. As a percentage of housing revenues, selling, general and administrative expenses improved 60 basis points to 12.8% for the three months ended May 31, 2014, from 13.4% for the year-earlier period, primarily due to higher year-over-year housing revenues and our actions to contain costs.

◦
Interest Expense. Interest expense of $8.6 million for the three months ended May 31, 2014 decreased from $14.5 million for the year-earlier period, reflecting an increase in the amount of inventory qualifying for interest capitalization in the current period.

•
Net Income (Loss). Net income increased to $26.6 million, or $.27 per diluted share, for the three months ended May 31, 2014, compared to a net loss of $3.0 million, or $.04 per diluted share, for the three months ended May 31, 2013, mainly due to our higher revenues, expanded housing gross profit margin and improved selling, general and administrative expenses as a percentage of housing revenues. In the second quarter of 2014, our net income included the land option contract abandonment charges mentioned above and income tax expense of $.3 million. Our net loss in the second quarter of 2013 included the net water intrusion-related charge and the land option contract abandonment charges mentioned above, which were partly offset by an income tax benefit of $1.2 million.
Six Months Ended May 31, 2014

•
Revenues. Total revenues of $1.02 billion for the six months ended May 31, 2014 increased 9% from $929.6 million for the corresponding period of 2013 due to higher housing and land sale revenues in the 2014 period. Housing revenues rose 8% to $999.9 million for the first half of 2014 from $924.6 million for the year-earlier period, reflecting an increase in our overall average selling price that was partly offset by a slight decrease in the number of homes delivered. Land sale revenues for the six months ended May 31, 2014 totaled $10.7 million. We had no land sales in the year-earlier period. Our total revenues for each of the six-month periods ended May 31, 2014 and 2013 included financial services revenues of $5.0 million.

◦	Homes Delivered. We delivered 3,193 homes in the first six months of 2014, down 3% from 3,282 homes delivered in the year-earlier period.

◦	Average Selling Price. Our overall average selling price of homes delivered rose to $313,200 for the first half of 2014, up 11% from $281,700 for the year-earlier period.

•
Net Income (Loss). Net income increased to $37.2 million, or $.40 per diluted share, for the six months ended May 31, 2014, compared to a net loss of $15.4 million, or $.19 per diluted share, for the six months ended May 31, 2013. In the six months ended May 31, 2014, our net income included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland (that was included in equity in income (loss) of unconsolidated joint ventures in our consolidated statement of operations), which was partly offset by land option contract abandonment charges of $.8 million and income tax expense of $.5 million. Our net loss for the six months ended May 31, 2013 included net water intrusion-related charges of $17.5 million and land option contract abandonment charges of $.3 million, which were partially offset by an income tax benefit of $1.1 million.

Balance Sheet

•
Cash, Cash Equivalents and Restricted Cash. Our cash, cash equivalents and restricted cash totaled $528.7 million at May 31, 2014, compared to $572.0 million at November 30, 2013. Of our total cash, cash equivalents and restricted cash at May 31, 2014 and November 30, 2013, $484.5 million and $530.1 million, respectively, was unrestricted. The decrease in total cash, cash equivalents and restricted cash was primarily due to our investments in land and land development during the six months ended May 31, 2014, partly offset by total net proceeds of $531.6 million from the underwritten public issuance of the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering. Our operating activities used net cash of $554.5 million in the first six months of 2014, up from $267.6 million of net cash used in the corresponding period of 2013, largely due to our investments in land and land development that drove our inventories higher at May 31, 2014 compared to the November 30, 2013 level.

•
Inventories. Reflecting our investments in land and land development of $859.6 million and the distribution of land we received from Inspirada in the six months ended May 31, 2014, our inventory balance of $3.01 billion at May 31, 2014 increased 31% from $2.30 billion at November 30, 2013. We made strategic investments in land and land development in each of our homebuilding reporting segments during the six months ended May 31, 2014, the majority of which were made in our West Coast homebuilding reporting segment. With these substantial inventory investments, we ended our 2014 second quarter with a land inventory portfolio comprised of 57,377 lots owned or controlled, representing an increase of 9% compared to the end of the 2013 second quarter, though a 6% decrease from the 61,095 lots owned or controlled at November 30, 2013. The decrease from November 30, 2013 primarily reflected land option contract abandonments during the six months ended May 31, 2014.

•
Investments in Unconsolidated Joint Ventures. Our investments in unconsolidated joint ventures decreased to $67.6 million at May 31, 2014 from $130.2 million at November 30, 2013, primarily due to $70.6 million of land distributed to us from Inspirada and the above-noted sale of our interest in an unconsolidated joint venture in Maryland. These transactions were partly offset by capital contributions made to various unconsolidated joint ventures during the six months ended May 31, 2014.

•
Mortgages and Notes Payable. Our debt balance increased to $2.57 billion at May 31, 2014 from $2.15 billion at November 30, 2013, reflecting the underwritten public issuance of the 4.75% Senior Notes due 2019 during the 2014 second quarter. Our ratio of debt to capital was 78.4% at May 31, 2014, compared to 80.0% at November 30, 2013. Our ratio of net debt to capital (a calculation that is described below under “Non-GAAP Financial Measures”) was 74.2% at May 31, 2014, compared to 74.6% at November 30, 2013.

•
Stockholders’ Equity. Our stockholders’ equity increased to $709.7 million at May 31, 2014 from $536.1 million at November 30, 2013, primarily due to the 2014 Common Stock Offering and the net income we generated for the six months ended May 31, 2014.

Net Orders and Backlog

•
Net Orders. Net orders from our homebuilding operations rose 5% to 2,269 for the three months ended May 31, 2014 from 2,162 for the year-earlier period. The year-over-year increase in net orders in the second quarter of 2014 reflected our increased average community count as we continued to convert the substantial land and land development investments we have made over the past several quarters into new home communities open for sales.

◦
The year-over-year growth in net orders for the 2014 second quarter reflected increases of 12% in both our Southwest and Central homebuilding reporting segments, partly offset by decreases of 1% in our West Coast homebuilding reporting segment and 7% in our Southeast homebuilding reporting segment.

◦	The value of the net orders we generated in the three months ended May 31, 2014 increased 19% to $763.2 million from $639.6 million in the year-earlier period.

◦
All four homebuilding reporting segments generated year-over-year increases in net order value in the second quarter of 2014, with our West Coast homebuilding reporting segment up 18% to $344.7 million, our Southwest homebuilding reporting segment up 15% to $56.5 million, our Central homebuilding reporting segment up 26% to $250.4 million, and our Southeast homebuilding reporting segment up 13% to $111.6 million.

◦
For the six months ended May 31, our net orders increased 5% to 4,034 in 2014 from 3,833 in 2013. The value of the net orders we generated in the first half of 2014 rose 19% to $1.36 billion from $1.15 billion in the year-earlier period.

◦
Our second quarter cancellation rate was 28% in 2014 and 27% in 2013. For the six months ended May 31, 2014, our cancellation rate of 29% was flat with the year-earlier period. We define our cancellation rate in a given period as the total number of contracts for new homes canceled divided by the total new (gross) orders for homes during the same period.

•
Backlog. Our backlog at May 31, 2014 was comprised of 3,398 homes, representing potential future housing revenues of $1.03 billion, and at May 31, 2013 was comprised of 3,128 homes, representing potential future housing revenues of $826.6 million. The number of homes in our backlog increased 9% year over year, primarily due to the 5% year-over-year increase in our net orders for the six months ended May 31, 2014. The potential future housing revenues in our backlog at May 31, 2014 rose 24% from May 31, 2013, reflecting the increased number of homes in our backlog and a higher average selling price.

The following table presents information concerning our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Net orders	4,034	3,833	2,269	2,162
Net order value	$1,363,328	$1,146,441	$763,156	$639,638
Cancellation rate	29%	29%	28%	27%
Ending backlog — homes	3,398	3,128	3,398	3,128
Ending backlog — value	$1,025,877	$826,613	$1,025,877	$826,613
Ending community count	194	185	194	185
Average community count	191	176	191	178
The increases in our average community count for the three-month and six-month periods ended May 31, 2014 compared to the corresponding year-earlier periods reflected our strategic community positioning efforts and increased land and land development activities, which resulted in our opening more new home communities for sales in 2014 than in the prior year. We expect that our average community count will continue to increase through the remainder of 2014 as a result of the substantial inventory-related investments we made in 2013 and the first half of 2014, and our planned future investments and new home community openings.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Revenues:
Housing	$999,942	$924,604	$559,815	$521,788
Land	10,721	—	2,581	—
Total	1,010,663	924,604	562,396	521,788
Costs and expenses:
Construction and land costs
Housing	(816,208)	(786,263)	(454,102)	(442,998)
Land	(9,626)	—	(2,458)	—
Total	(825,834)	(786,263)	(456,560)	(442,998)
Selling, general and administrative expenses	(132,818)	(129,196)	(71,544)	(70,099)
Total	(958,652)	(915,459)	(528,104)	(513,097)
Operating income	$52,011	$9,145	$34,292	$8,691
Homes delivered	3,193	3,282	1,751	1,797
Average selling price	$313,200	$281,700	$319,700	$290,400
Housing gross profit margin as a percentage of housing revenues	18.4%	15.0%	18.9%	15.1%
Adjusted housing gross profit margin as a percentage of housing revenues	18.5%	16.9%	18.9%	18.2%
Selling, general and administrative expenses as a percentage of housing revenues	13.3%	14.0%	12.8%	13.4%
Operating income as a percentage of homebuilding revenues	5.1%	1.0%	6.1%	1.7%
We have grouped our homebuilding activities into four reporting segments, which we refer to as West Coast, Southwest, Central and Southeast. As of May 31, 2014, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado, New Mexico and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders, cancellation rates, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rate
Segment	2014	2013	2014	2013	2014	2013
West Coast	830	1,103	1,089	1,117	20%	21%
Southwest	336	351	392	388	26	23
Central	1,360	1,208	1,842	1,621	33	35
Southeast	667	620	711	707	30	27
Total	3,193	3,282	4,034	3,833	29%	29%

	Six Months Ended May 31,
	Net Order Value			Average Community Count
Segment	2014	2013	Variance	2014	2013	Variance
West Coast	$643,954	$554,111	16%	42	39	8%
Southwest	104,900	92,952	13	19	16	19
Central	419,354	332,113	26	81	83	(2)
Southeast	195,120	167,265	17	49	38	29
Total	$1,363,328	$1,146,441	19%	191	176	9%

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2014	2013	2014	2013	2014	2013
West Coast	484	594	583	587	19%	20%
Southwest	175	211	211	189	25	23
Central	765	637	1,085	968	31	32
Southeast	327	355	390	418	30	22
Total	1,751	1,797	2,269	2,162	28%	27%

	Three Months Ended May 31,
	Net Order Value			Average Community Count
Segment	2014	2013	Variance	2014	2013	Variance
West Coast	$344,671	$292,769	18%	41	38	8%
Southwest	56,512	49,246	15	18	16	13
Central	250,381	198,621	26	82	84	(2)
Southeast	111,592	99,002	13	50	40	25
Total	$763,156	$639,638	19%	191	178	7%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2014	2013	Variance	2014	2013	Variance
West Coast	679	698	(3)%	$389,402	$337,878	15%
Southwest	244	220	11	67,060	48,524	38
Central	1,830	1,562	17	405,850	296,949	37
Southeast	645	648	—	163,565	143,262	14
Total	3,398	3,128	9%	$1,025,877	$826,613	24%
Revenues. Homebuilding revenues rose to $562.4 million for the three months ended May 31, 2014, up 8%, from $521.8 million for the year-earlier period, reflecting increased revenues from housing operations and land sales. Housing revenues rose 7% to $559.8 million for the three months ended May 31, 2014 from $521.8 million for the corresponding period of 2013 due to an increase in our overall average selling price that was partly offset by a slight decrease in the number of homes delivered. We delivered a total of 1,751 homes in the second quarter of 2014, down 3% from 1,797 homes delivered in the year-earlier quarter as year-over-year decreases of 19%, 17% and 8% in homes delivered from our West Coast, Southwest and Southeast homebuilding reporting segments, respectively, were mostly offset by an increase of 20% from our Central homebuilding reporting segment. The decreases in homes delivered from the West Coast and Southwest homebuilding reporting segments generally reflected fewer homes in backlog in these segments at the beginning of the 2014 second quarter, compared to the year-earlier quarter. The decrease in homes delivered from the Southeast homebuilding reporting segment was primarily due to fewer net orders from this segment in the 2014 second quarter as compared to the year-earlier quarter. In the Central homebuilding reporting segment, the year-over-year increase in deliveries reflected 23% more homes in backlog at the beginning of the 2014 second quarter compared to the year-earlier quarter.
The overall average selling price of homes delivered increased 10% to $319,700 for the three months ended May 31, 2014 from $290,400 for the year-earlier period. The higher average selling price for the 2014 second quarter reflected our strategic community positioning efforts, which have shifted our community mix toward markets and submarkets that generally feature buyers with higher household incomes; strong demand, including demand for larger home sizes (as reflected in the 6% year-over-year increase in our average square footage of homes delivered) and various lot and product premiums, and design studio options and upgrades at our KB Home Studios; our emphasis on earning incremental revenues and on pricing discipline to drive profitability; our actions to optimize home sales; and generally favorable market conditions. The second quarter of 2014 marked the seventh consecutive quarter of double-digit year-over-year increases in our average selling price. Average selling prices for the three months ended May 31, 2014 were higher across all of our homebuilding reporting segments compared to the year-earlier period, with increases ranging from 9% in our Southeast homebuilding reporting segment to 23% in our Southwest homebuilding reporting segment.
Land sale revenues for the three months ended May 31, 2014 totaled $2.6 million. We had no land sales in the three months ended May 31, 2013. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land at reasonable prices and prevailing market conditions.
For the six months ended May 31, 2014, our homebuilding revenues increased 9% to $1.01 billion compared to $924.6 million for the year-earlier period. Housing revenues for the six months ended May 31, 2014 rose $75.3 million, or 8%, from the corresponding period of 2013 due to an 11% increase in our overall average selling price that was partially offset by a 3% decrease in the number of homes delivered. We delivered 3,193 homes in the six months ended May 31, 2014, compared to 3,282 homes delivered in the year-earlier period. Our overall average selling price for the six months ended May 31, increased to $313,200 in 2014 from $281,700 in 2013 for the reasons described above with respect to the three months ended May 31, 2014.
Operating Income. Our operating income for the three months ended May 31, 2014 increased to $34.3 million, up $25.6 million from $8.7 million for the year-earlier period. As a percentage of homebuilding revenues, operating income rose 440 basis points to 6.1%, compared to 1.7% for the 2013 second quarter. For the six months ended May 31, 2014, our operating income of $52.0 million rose $42.9 million from $9.1 million for the corresponding period of 2013. As a percentage of homebuilding revenues, operating income for the six months ended May 31, 2014 increased 410 basis points to 5.1%, compared to 1.0% for the year-earlier period. The year-over-year improvement in our operating income for the three months and six months ended May 31, 2014 was mainly due to an increase in housing gross profits that was partly offset by a slight increase in selling, general and administrative expenses.
The following table presents a summary of charges included in our operating income (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Land option contract abandonment charges	$790	$284	$357	$284
Water intrusion-related charges	—	17,547	—	15,873
Total	$790	$17,831	$357	$16,157
Housing gross profits increased to $105.7 million for the three months ended May 31, 2014, up $26.9 million, or 34%, from $78.8 million for the year-earlier period. Our housing gross profits for the 2014 second quarter included $.4 million of land option contract abandonment charges. In the 2013 second quarter, housing gross profits included a net warranty charge of $15.9 million associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, as discussed in Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, and $.3 million of land option contract abandonment charges. Our housing gross profit margin for the second quarter of 2014 expanded 380 basis points to 18.9% from 15.1% for the year-earlier quarter. Excluding the above-mentioned charges, our adjusted housing gross profit margin improved 70 basis points to 18.9% in the second quarter of 2014 from 18.2% in the year-earlier quarter. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.” The year-over-year improvement in our housing gross profit margin primarily reflected our ongoing execution of strategies targeting growth and profitability and our actions to generate greater operating efficiencies, partly offset by the impact of higher direct construction labor and material costs in the 2014 period.

Our land sales generated gross profits of $.1 million for the three months ended May 31, 2014. We had no land sales in the three months ended May 31, 2013.
Selling, general and administrative expenses totaled $71.5 million for the second quarter of 2014, up slightly from $70.1 million for the year-earlier quarter primarily due to increased variable expenses associated with the higher housing revenues generated in the second quarter of 2014. As a percentage of housing revenues, selling, general and administrative expenses improved 60 basis points to 12.8% for the three months ended May 31, 2014 from 13.4% for the year-earlier period. The year-over-year improvement in our selling, general and administrative expense percentage was mainly due to higher housing revenues and our cost containment initiatives.
Our housing gross profits of $183.7 million for the six months ended May 31, 2014 increased $45.4 million, or 33%, from $138.3 million for the year-earlier period. Housing gross profits for the six months ended May 31, 2014 included land option contract abandonment charges of $.8 million. For the six months ended May 31, 2013, our housing gross profits included a net warranty charge of $17.5 million for water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, and $.3 million of land option contract abandonment charges. For the first six months of 2014, our housing gross profit margin improved by 340 basis points to 18.4% from 15.0% for the year-earlier period. Our adjusted housing gross profit margin improved 160 basis points to 18.5% for the six months ended May 31, 2014 from 16.9% for the six months ended May 31, 2013.
Selling, general and administrative expenses increased by $3.6 million, or 3%, to $132.8 million for the six months ended May 31, 2014 from $129.2 million for the corresponding period of 2013. As a percentage of housing revenues, selling, general and administrative expenses improved to 13.3% for the six months ended May 31, 2014 from 14.0% for the year-earlier period for the reasons described above with respect to the three months ended May 31, 2014.
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
The following table presents information regarding our inventory impairment assessments:

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Number of communities or land parcels evaluated for recoverability (a)	22	38	11	18

(a)	Some of the communities or land parcels evaluated during the six months ended May 31, 2014 and 2013 were evaluated in more than one quarterly period.
We had no inventory impairment charges for the three-month and six-month periods ended May 31, 2014 and 2013. As of May 31, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $285.0 million, representing 35 communities and various other land parcels. As of November 30, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $293.1 million, representing 42 communities and various other land parcels.
Also as discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized $.4 million of land option contract abandonment charges corresponding to 32 lots for the three months ended May 31, 2014, and $.8 million of such charges corresponding to 682 lots for the six months ended May 31, 2014. During the three months and six months ended May 31, 2013, we recognized $.3 million of land option contract abandonment charges corresponding to 82 lots. We sometimes abandon land option contracts and other similar contracts when we have incurred costs of less than $100,000; such costs and the corresponding lots, which totaled 5,367 lots in the six months ended May 31, 2014, are not included in the amounts above. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated home delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventories as of May 31, 2014, based on our current estimated timeframe as to the delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,392.7	$975.1	$422.0	$216.3	$3,006.1
The inventory balance in the 6-10 years category as of May 31, 2014 was located across all of our homebuilding reporting segments. The inventory balance in the greater than 10 years category as of May 31, 2014 was primarily located in our West Coast and Southwest homebuilding reporting segments. The inventory balances in the 6-10 years and greater than 10 years categories, which collectively represented 21% of our total inventory balance at May 31, 2014, were primarily comprised of land held for future development.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated and reflected in the table above.
We believe that the carrying value of our inventory as of May 31, 2014 is recoverable. Our considerations in making this determination include, as applicable, the prevailing competitive home sales, economic and regulatory environment, as well as other factors and trends that are incorporated into our impairment analyses. In addition, we consider the financial and operational status of and our expectations regarding our inventories, as well as unique attributes of each community or land parcel that could be viewed as indicators of potential future impairments. However, if conditions in the overall housing market or in specific markets worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.1 million for the three months ended May 31, 2014 and $.2 million for the three months ended May 31, 2013. For the six months ended May 31, 2014, interest income totaled $.3 million, compared to $.4 million for the the corresponding period of 2013. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, decreased to $8.6 million for the three months ended May 31, 2014 from $14.5 million for the three months ended May 31, 2013. For the six months ended May 31, 2014 and 2013, our interest expense, net of amounts capitalized, totaled $19.8 million and $29.7 million, respectively. The percentage of interest capitalized was 80% in the second quarter of 2014, compared to 58% in the year-earlier quarter. For the six months ended May 31, 2014, the percentage of interest capitalized was 76%, compared to 56% in the year-earlier period. The percentage of interest capitalized increased in both periods of 2014 due to an increase in the amount of inventory qualifying for interest capitalization. Gross interest incurred totaled $43.2 million for the three months ended May 31, 2014, up from $34.5 million for the year-earlier period. For the six months ended May 31, 2014, gross interest incurred increased to $82.4 million from $67.9 million in the corresponding period of 2013. The increases in both periods reflected higher average debt levels in 2014.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.7 million for the three months ended May 31, 2014 and $.6 million for the three months ended May 31, 2013. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. For the three months ended May 31, 2014, our unconsolidated joint ventures posted no combined revenues and generated combined losses of $.9 million. For the three months ended May 31, 2013, our unconsolidated joint ventures posted combined revenues of $6.4 million and generated combined income of $1.4 million, primarily due to land sales completed by an unconsolidated joint venture in Maryland.
For the six months ended May 31, 2014, our equity in income of unconsolidated joint ventures was $1.9 million compared to our equity in loss of unconsolidated joint ventures of $1.0 million for the corresponding period of 2013. The results for the six months ended May 31, 2014 included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland. Our unconsolidated joint ventures generated combined revenues of $6.1 million for the six months ended May 31, 2014 and $6.4 million for the six months ended May 31, 2013, primarily due to land sales completed by an unconsolidated joint venture. Our unconsolidated joint ventures posted combined income of $.6 million for the six months ended May 31, 2014 and $.5 million for the year-earlier period.
NON-GAAP FINANCIAL MEASURES
This report contains information about our adjusted housing gross profit margin and our ratio of net debt to capital, both of which are not calculated in accordance with GAAP. We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because the adjusted housing gross profit margin and the ratio of net debt to capital are not calculated in accordance with GAAP, these financial measures may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Housing revenues	$999,942	$924,604	$559,815	$521,788
Housing construction and land costs	(816,208)	(786,263)	(454,102)	(442,998)
Housing gross profits	183,734	138,341	105,713	78,790
Add: Land option contract abandonment charges	790	284	357	284
Water intrusion-related charges	—	17,547	—	15,873
Adjusted housing gross profits	$184,524	$156,172	$106,070	$94,947
Housing gross profit margin as a percentage of housing revenues	18.4%	15.0%	18.9%	15.1%
Adjusted housing gross profit margin as a percentage of housing revenues	18.5%	16.9%	18.9%	18.2%

Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding land option contract abandonment charges and water intrusion-related charges (as applicable) associated with housing operations recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profits we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross profit margin between periods. This financial measure assists us in making strategic decisions regarding community location and product mix, product pricing and construction pace. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of land option contract abandonment charges and water intrusion-related charges.

Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	May 31, 2014	November 30, 2013
Mortgages and notes payable	$2,573,980	$2,150,498
Stockholders’ equity	709,673	536,086
Total capital	$3,283,653	$2,686,584
Ratio of debt to capital	78.4%	80.0%

Mortgages and notes payable	$2,573,980	$2,150,498
Less: Cash and cash equivalents and restricted cash	(528,709)	(572,001)
Net debt	2,045,271	1,578,497
Stockholders’ equity	709,673	536,086
Total capital	$2,754,944	$2,114,583
Ratio of net debt to capital	74.2%	74.6%

The ratio of net debt to capital is a non-GAAP financial measure, which we calculate by dividing mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, by capital (mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, plus stockholders’ equity). The most directly comparable GAAP financial measure is the ratio of debt to capital. We believe the ratio of net debt to capital is a relevant and useful financial measure to investors in understanding the degree of leverage employed in our operations.

HOMEBUILDING REPORTING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,		Variance
	2014	2013	2014	2013	Six Months	Three Months
West Coast:
Revenues	$442,041	$479,594	$260,320	$273,490	(8)%	(5)%
Construction and land costs	(348,336)	(392,003)	(203,229)	(220,105)	11	8
Selling, general and administrative expenses	(30,598)	(35,796)	(17,474)	(19,011)	15	8
Operating income	63,107	51,795	39,617	34,374	22	15
Other expense, net	(8,778)	(13,933)	(3,653)	(6,354)	37	43
Pretax income	$54,329	$37,862	$35,964	$28,020	43%	28%

Southwest:
Revenues	$94,496	$79,078	$48,381	$47,247	19%	2%
Construction and land costs	(72,756)	(60,913)	(37,104)	(36,730)	(19)	(1)
Selling, general and administrative expenses	(10,441)	(7,862)	(5,411)	(4,232)	(33)	(28)
Operating income	11,299	10,303	5,866	6,285	10	(7)
Other expense, net	(6,243)	(9,462)	(2,095)	(4,695)	34	55
Pretax income	$5,056	$841	$3,771	$1,590	501%	137%

Central:
Revenues	$297,546	$226,797	$172,384	$120,305	31%	43%
Construction and land costs	(250,518)	(192,992)	(143,672)	(101,722)	(30)	(41)
Selling, general and administrative expenses	(32,845)	(28,603)	(18,011)	(14,983)	(15)	(20)
Operating income	14,183	5,202	10,701	3,600	173	197
Other expense, net	(891)	(2,718)	(185)	(1,252)	67	85
Pretax income	$13,292	$2,484	$10,516	$2,348	435%	348%

Southeast:
Revenues	$176,580	$139,135	$81,311	$80,746	27%	1%
Construction and land costs	(152,950)	(139,070)	(71,621)	(83,723)	(10)	14
Selling, general and administrative expenses	(23,542)	(19,035)	(12,881)	(10,671)	(24)	(21)
Operating income (loss)	88	(18,970)	(3,191)	(13,648)	(a)	77
Other expense, net	(2,004)	(6,122)	(2,566)	(3,120)	67	18
Pretax loss	$(1,916)	$(25,092)	$(5,757)	$(16,768)	92%	66%

(a) Percentage not meaningful.

The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

	Housing Revenues (in thousands)	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
Six Months Ended May 31, 2014
West Coast	$442,041	44%	830	26%	$532,600
Southwest	94,496	9	336	10	281,200
Central	294,965	30	1,360	43	216,900
Southeast	168,440	17	667	21	252,500
Total	$999,942	100%	3,193	100%	$313,200

Six Months Ended May 31, 2013
West Coast	$479,594	52%	1,103	33%	$434,800
Southwest	79,078	9	351	11	225,300
Central	226,797	24	1,208	37	187,700
Southeast	139,135	15	620	19	224,400
Total	$924,604	100%	3,282	100%	$281,700

Three Months Ended May 31, 2014
West Coast	$260,320	46%	484	27%	$537,900
Southwest	48,381	9	175	10	276,500
Central	169,803	30	765	44	222,000
Southeast	81,311	15	327	19	248,700
Total	$559,815	100%	1,751	100%	$319,700

Three Months Ended May 31, 2013
West Coast	$273,490	52%	594	33%	$460,400
Southwest	47,247	9	211	12	223,900
Central	120,305	23	637	35	188,900
Southeast	80,746	16	355	20	227,500
Total	$521,788	100%	1,797	100%	$290,400
West Coast. Our West Coast homebuilding reporting segment’s total revenues for the three months and six months ended May 31, 2014 and 2013 were generated solely from housing operations. Housing revenues for the three months ended May 31, 2014 decreased 5% from the year-earlier period due to a 19% decline in the number of homes delivered, partly offset by a 17% increase in the average selling price. The decrease in homes delivered was primarily due to this segment having 18% fewer homes in backlog at the start of the 2014 second quarter as compared to the year-earlier quarter. The lower backlog at the beginning of the second quarter of 2014 was due to year-over-year declines in the segment’s net orders in 2013 and in the first quarter of 2014 that reflected the ongoing shift of our community mix largely toward coastal California submarkets, delays experienced in opening new home communities for sales in those submarkets, and our emphasis on pricing discipline in balancing sales pace and home selling prices to drive profitability. The average selling price for the three months ended May 31, 2014 increased from the corresponding period of 2013 due to the combination of a greater proportion of homes delivered from higher-priced communities located in coastal submarkets within this segment, a shift in product mix to larger home sizes, an increase in premium, design option and upgrade revenues per home, and generally rising home prices.

The pretax income generated by this segment for the three months ended May 31, 2014 increased $7.9 million from the year-earlier quarter. This improvement primarily reflected higher housing gross profits and lower selling, general and administrative expenses. The housing gross profit margin increased to 21.9% for the three months ended May 31, 2014 from 19.5% for the year-earlier period, mainly due to an increased proportion of deliveries from higher-margin communities and generally rising home prices, partly offset by higher direct construction labor and material costs. Selling, general and administrative expenses in the 2014 second quarter decreased from the year-earlier quarter, primarily reflecting the lower volume of homes delivered. Other expense, net in the second quarter of 2014 declined from the year-earlier quarter due to a decrease in interest expense, reflecting an increase in the amount of interest capitalized.

For the six months ended May 31, 2014, housing revenues from our West Coast homebuilding reporting segment decreased 8% from the year-earlier period, reflecting a 25% decline in the number of homes delivered, partly offset by a 22% increase in the average selling price. The decrease in homes delivered was due to a 39% lower backlog level at the beginning of 2014 compared to the previous year, a 3% year-over-year decline in net orders for the first half of 2014, and the reasons described above with respect to the three-month period ended May 31, 2014. The average selling price for the six months ended May 31, 2014 rose from the corresponding period of 2013 for the reasons described above with respect to the three-month period ended May 31, 2014.

Pretax income from this segment for the six months ended May 31, 2014 increased by $16.5 million from the year-earlier period due to higher housing gross profits, lower selling, general and administrative expenses and a decrease in other expense, net. The housing gross profit margin rose to 21.2% for the six months ended May 31, 2014 from 18.3% for the year-earlier period, primarily for the reasons described above with respect to the three-month period ended May 31, 2014. Selling, general and administrative expenses for the first half of 2014 decreased from the year-earlier period, primarily reflecting fewer homes delivered and our actions to contain costs. Other expense, net for the six months ended May 31, 2014 decreased from the corresponding period of 2013, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.
Southwest. In the three months and six months ended May 31, 2014 and 2013, total revenues from our Southwest homebuilding reporting segment were generated entirely from housing operations. Housing revenues for the three months ended May 31, 2014 rose 2% from the year-earlier period, reflecting a 23% increase in the average selling price that was mostly offset by a 17% decrease in the number of homes delivered. The number of homes delivered decreased year over year, mainly due to the 14% lower backlog level in this segment at the beginning of the 2014 second quarter, compared to the year-earlier quarter. The year-over-year decrease in homes delivered in this segment was from our Nevada operations. The average selling price in the second quarter of 2014 increased from the corresponding period of 2013, primarily due to a shift in community and product mix of homes delivered, and generally rising home prices.
The pretax income generated by this segment improved by $2.2 million for the three months ended May 31, 2014 compared to the corresponding period of 2013 as higher housing gross profits and lower other expense, net were partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 23.3% for the second quarter of 2014 from 22.3% for the year-earlier quarter, mainly due to a shift in product mix of homes delivered to larger home sizes. Selling, general and administrative expenses increased in the second quarter of 2014 from the year-earlier quarter, reflecting higher housing revenues and increased overhead costs in our Arizona operations in conjunction with expanded land development and home selling activities. Other expense, net in the 2014 second quarter decreased from the year-earlier quarter due to lower interest expense as a result of an increase in the amount of interest capitalized.
For the six months ended May 31, 2014, housing revenues from our Southwest homebuilding reporting segment rose 19% from the year-earlier period, reflecting a 25% increase in the average selling price, partially offset by a 4% decrease in the number of homes delivered. The year-over-year decrease in homes delivered for the six months ended May 31, 2014 reflected fewer deliveries from our Nevada operations. The average selling price for the six months ended May 31, 2014 increased from the year-earlier period for the reasons described above with respect to the three months ended May 31, 2014.

Pretax income from this segment for the six months ended May 31, 2014 rose $4.2 million from the year-earlier period, reflecting an increase in housing gross profits and lower other expense, net, partly offset by an increase in selling, general and administrative expenses. The housing gross profit margin was 23.0% for the six-month periods ended May 31, 2014 and 2013. Selling, general and administrative expenses for the first half of 2014 rose from the year-earlier period, primarily for the reasons described above with respect to the three-month period ended May 31, 2014. Other expense, net for the six months ended May 31, 2014 declined from the year-earlier period due to a decrease in interest expense, reflecting an increase in the amount of interest capitalized.
Central. Our Central homebuilding reporting segment’s total revenues for the three months ended May 31, 2014 increased 43% from the year-earlier period due to higher housing and land sale revenues. Housing revenues rose 41% to $169.8 million for the second quarter of 2014 compared to $120.3 million for the corresponding period of 2013, due to a 20% increase in the number of homes delivered and an 18% rise in the average selling price. The increase in the number of homes delivered was largely due to this segment having 23% more homes in backlog at the beginning of the 2014 second quarter than at the beginning of the year-earlier quarter. Both our Texas and Colorado operations contributed to the year-over-year increase in homes delivered in this segment. The average selling price for the three months ended May 31, 2014 increased from the corresponding period of 2013, primarily due to a greater proportion of homes delivered from higher-priced communities, larger home sizes, and generally rising home prices. This segment generated $2.6 million of revenues from land sales in the second quarter of 2014. There were no land sales in the year-earlier period.
Pretax income from this segment for the three months ended May 31, 2014 improved $8.2 million from the year-earlier period primarily due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 16.8% for the second quarter of 2014 from 15.4% for the second quarter of 2013 due to an increased proportion of deliveries from higher-margin communities, partly offset by higher direct construction labor and material costs. For the three months ended May 31, 2014, this segment also generated gross profits of $.1 million from land sales. Selling, general and administrative expenses for the 2014 second quarter rose from the corresponding period of 2013, primarily due to increased variable expenses associated with the increases in both homes delivered and housing revenues. Other expense, net in the second quarter of 2014 declined from the year-earlier quarter due to a decrease in interest expense, reflecting an increase in the amount of interest capitalized.

For the six months ended May 31, 2014, total revenues from our Central homebuilding reporting segment rose 31% from the year-earlier period due to a 13% increase in the number of homes delivered and a 16% rise in the average selling price. The increase in homes delivered reflected a 16% higher backlog level in this segment at the beginning of the 2014 first quarter compared to the 2013 first quarter, and a 14% year-over-year increase in net orders for the first half of 2014. The year-over-year increase in homes delivered in this segment for the six months ended May 31, 2014 was from both our Texas and Colorado operations. The average selling price for the first six months of 2014 rose from the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2014. This segment generated $2.6 million of revenues from land sales in the first half of 2014. There were no land sales in the year-earlier period.

The pretax income generated by this segment for the six months ended May 31, 2014 improved by $10.8 million from the year-earlier period, reflecting higher housing gross profits and lower other expense, net, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 15.9% for the six months ended May 31, 2014 from 14.9% for the year-earlier period, mainly for the reasons described above with respect to the three months ended May 31, 2014. For the six months ended May 31, 2014, this segment also produced gross profits of $.1 million from land sales. The year-over-year increase in selling, general and administrative expenses for the first half of 2014 was primarily due to the reasons described above with respect to the three-month period ended May 31, 2014. Other expense, net for the six months ended May 31, 2014 decreased from the corresponding period of 2013 due to lower interest expense, as a result of an increase in the amount of interest capitalized.
Southeast. Our Southeast homebuilding reporting segment’s total revenues for the three months ended May 31, 2014 were generated solely from housing operations. Housing revenues increased slightly to $81.3 million for the second quarter of 2014 from $80.7 million for the year-earlier quarter due to a 9% increase in the average selling price that was largely offset by an 8% decrease in the number of homes delivered. Most of the year-over-year decrease in homes delivered from this segment was related to our North Carolina operations. The number of homes delivered in the second quarter of 2014 decreased from the second quarter of 2013 partly due to this segment having a 7% year-over-year decrease in net orders for the 2014 second quarter. The year-over-year increase in the average selling price was primarily due to a greater proportion of homes delivered from higher-priced communities, a change in product mix to larger home sizes, and generally rising home prices.
For the three months ended May 31, 2014, the pretax results from this segment improved by $11.0 million to a pretax loss of $5.8 million, from a pretax loss of $16.8 million in the year-earlier period, primarily due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 11.9% for the second quarter of 2014 from negative 3.7% for the second quarter of 2013, mainly due to a net warranty charge of $15.9 million associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida recorded in the 2013 second quarter. Selling, general and administrative expenses increased in the second quarter of 2014 from the year-earlier period as a result of higher administrative costs associated with the water intrusion-related repairs and an increase in the number of new home communities open for sales. Other expense, net in the second quarter of 2014 declined from the year-earlier quarter due to a decrease in interest expense, reflecting an increase in the amount of interest capitalized.

For the six months ended May 31, 2014, total revenues from our Southeast homebuilding reporting segment increased 27% from the year-earlier period due to higher housing and land sale revenues. Housing revenues rose 21% to $168.4 million for the six months ended May 31, 2014 from $139.1 million for the year-earlier period, reflecting increases of 8% in the number of homes delivered and 13% in the average selling price. The number of homes delivered increased primarily due to this segment having 7% more homes in backlog at the start of the 2014 first quarter as compared to the year-earlier quarter. The year-over-year increase in homes delivered in this segment was generated from our Florida operations. The average selling price for the six months ended May 31, 2014 rose from the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2014. This segment generated $8.1 million from land sales in the first half of 2014. There were no land sales in the year-earlier period.

The pretax loss from this segment for the six months ended May 31, 2014 improved by $23.2 million to $1.9 million, from $25.1 million posted in the year-earlier period, due to an increase in housing gross profits and a decrease in other expense, net, partly offset by higher selling, general and administrative expenses. This segment’s housing gross profit margin improved to 13.5% for the first half of 2014, largely due to a net warranty charge of $17.5 million associated with water intrusion-related repairs included in the 2013 period. For the six months ended May 31, 2014, this segment also produced gross profits of $1.0 million from land sales. The year-over-year increase in selling, general and administrative expenses in the first half of 2014 was primarily due to an increase in the number of homes delivered, higher housing revenues, and the reasons described above with respect to the three-month period ended May 31, 2014. Other expense, net for the six months ended May 31, 2014 reflected a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland and a decrease in interest expense that resulted from an increase in the amount of interest capitalized.
FINANCIAL SERVICES REPORTING SEGMENT
Our financial services reporting segment offers property and casualty insurance services and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. This segment also earns revenues pursuant to the terms of a marketing services agreement with Nationstar, our preferred mortgage lender that offers mortgage banking services, including mortgage loan originations, to our homebuyers who elect to use the lender. Our homebuyers are under no obligation to use our preferred mortgage lender and may select any lender of their choice to obtain mortgage financing for the purchase of a home. We make available to our homebuyers marketing materials and other information regarding our preferred mortgage lender’s financing options and mortgage loan products, and are compensated solely for the fair market value of these services. Except as discussed below, we have had no affiliation, ownership, joint venture or other interests in or with our preferred mortgage lender or its affiliates, or with respect to the revenues or income that may have been generated from their provision of mortgage banking services to, or origination of mortgage loans for, our homebuyers.

On January 21, 2013, we entered into an agreement with Nationstar to form Home Community Mortgage, a mortgage banking company that will offer an array of mortgage banking services to our homebuyers. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in Home Community Mortgage, with Nationstar providing management oversight of Home Community Mortgage’s operations. Nationstar will continue as our preferred mortgage lender until Home Community Mortgage begins offering mortgage banking services. Home Community Mortgage is expected to begin offering mortgage banking services in the third quarter of 2014. Home Community Mortgage is accounted for as an unconsolidated joint venture within our financial services reporting segment.

Based on the number of homes delivered in the six months ended May 31, 2014, approximately 60% of our homebuyers used Nationstar to finance the purchase of their home, compared to 59% in the year-earlier period. We expect to see increases in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from Nationstar, as our preferred mortgage lender, and/or Home Community Mortgage.

The following table presents a summary of selected financial data for our financial services reporting segment (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Revenues	$5,031	$5,021	$2,611	$2,618
Expenses	(1,704)	(1,471)	(852)	(636)
Equity in income (loss) of unconsolidated joint ventures	(12)	1,087	(6)	(4)
Pretax income	$3,315	$4,637	$1,753	$1,978
Revenues. Our financial services operations generate revenues primarily from insurance commissions, title services and marketing services fees. Financial services revenues totaled $2.6 million for each of the three-month periods ended May 31, 2014 and 2013. For each of the six-month periods ended May 31, 2014 and 2013, financial services revenues totaled $5.0 million.

Expenses. General and administrative expenses totaled $.9 million for the three months ended May 31, 2014 and $.6 million for the year-earlier period. For the six months ended May 31, 2014 and 2013, general and administrative expenses totaled $1.7 million and $1.5 million, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in loss of unconsolidated joint ventures was negligible for the three months ended May 31, 2014 and 2013. For the six months ended May 31, 2014, the equity in loss of unconsolidated joint ventures was negligible, compared to equity in income of unconsolidated joint ventures of $1.1 million for the year-earlier period. Equity in income of unconsolidated joint ventures for the six months ended May 31, 2013 related to the wind down of KBA Mortgage, which ceased offering mortgage banking services in 2011.
INCOME TAXES
We recognized income tax expense of $.3 million for the three months ended May 31, 2014 and an income tax benefit of $1.2 million for the three months ended May 31, 2013. For the six months ended May 31, 2014, we recognized income tax expense of $.5 million, compared to an income tax benefit of $1.1 million for the six months ended May 31, 2013. The income tax benefit we recognized for the three-month and six-month periods ended May 31, 2013 primarily reflected the resolution of a state tax audit in the second quarter of 2013, which resulted in a refund receivable of $1.4 million. Due to the effects of the deferred tax asset valuation allowance, our effective tax rates for the three-month and six-month periods ended May 31, 2014 and 2013 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax income (losses) for those periods.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income. The value of our deferred tax assets will depend on applicable income tax rates. During the three months and six months ended May 31, 2014, we reduced our deferred tax asset valuation allowance by $11.0 million and $15.4 million, respectively, to account for adjustments to our deferred tax assets associated with the pretax income generated during those periods. We increased our deferred tax asset valuation allowance by $.3 million during the three months ended May 31, 2013 and reduced our deferred tax asset valuation allowance by $.4 million during the six months ended May 31, 2013 to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards in those periods. One of the primary pieces of negative evidence that we consider in evaluating the need for a valuation allowance is our three-year cumulative loss position, which is largely the result of our pretax losses in 2012 and 2011, as we generated pretax income for the year ended November 30, 2013. In the second quarter of 2014, we reported our fourth consecutive quarter of pretax income and experienced year-over-year increases in our revenues, housing gross profit margin, net orders and backlog. If these trends in our business continue, together with favorable conditions in housing markets and for the homebuilding industry, and we are profitable on a sustained basis, we believe that there could be sufficient positive evidence to support reducing a large portion of our valuation allowance during the fourth quarter of 2014.

We had no net deferred tax assets at May 31, 2014 or November 30, 2013 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $844.0 million at May 31, 2014 from $859.4 million at November 30, 2013, reflecting the $15.4 million valuation allowance adjustment recorded during the six months ended May 31, 2014.

The benefits of our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of May 31, 2014, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing. We also have the ability to borrow funds under the Credit Facility.
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. As a result, we use our unrestricted cash balance primarily to acquire land, invest in land development and construct homes. Our investments in land and land development totaled approximately $859.6 million for the six months ended May 31, 2014, compared to $574.7 million for the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the six-month periods ended May 31, 2014 and 2013, the majority were made in our West Coast homebuilding reporting segment. Our investments in land and land development for the remainder of 2014 will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	May 31, 2014		November 30, 2013		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	13,852	$1,502,177	12,612	$1,144,184	1,240	$357,993
Southwest	10,161	482,281	12,217	304,239	(2,056)	178,042
Central	21,034	536,742	22,806	411,076	(1,772)	125,666
Southeast	12,330	484,918	13,460	439,078	(1,130)	45,840
Total	57,377	$3,006,118	61,095	$2,298,577	(3,718)	$707,541
The number of lots owned or controlled under land option contracts and other similar contracts at May 31, 2014 decreased from November 30, 2013 primarily due to land option contract abandonments in the six months ended May 31, 2014, as discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements.
The increase in the carrying value of lots owned or controlled under land option contracts and other similar contracts at May 31, 2014 compared to November 30, 2013 reflected the investments we made in land and land development and the distribution of land we received from Inspirada during the first six months of 2014. Overall, the percentage of lots we controlled under land option contracts and other similar contracts was 27% at May 31, 2014, compared to 37% at November 30, 2013. Generally, this percentage fluctuates with our assessments of opportunities to control (or abandon) lots under land option contracts and other similar contracts, compared to opportunities to purchase (or sell owned) lots, in accordance with our investment return and marketing standards.
We ended our 2014 second quarter with $528.7 million of cash and cash equivalents and restricted cash, compared to $572.0 million at November 30, 2013. Our balance of unrestricted cash and cash equivalents was $484.5 million at May 31, 2014 and $530.1 million at November 30, 2013. The decrease in our unrestricted cash balance was primarily due to investments in land and land development we made during the six months ended May 31, 2014, partly offset by total net proceeds of $531.6 million from the underwritten public issuance of the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering. The majority of our cash and cash equivalents at May 31, 2014 and November 30, 2013 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources. Our mortgages and notes payable consisted of the following (in thousands):

	May 31, 2014	November 30, 2013	Variance
Mortgages and land contracts due to land sellers and other loans	$36,416	$13,615	$22,801
Senior notes	2,307,564	1,906,883	400,681
Convertible senior notes	230,000	230,000	—
Total	$2,573,980	$2,150,498	$423,482
Our higher debt balance at May 31, 2014 compared to November 30, 2013, primarily reflected the issuance of $400.0 million in aggregate principal amount of the 4.75% Senior Notes due 2019 in the second quarter of 2014. The terms of the 4.75% Senior Notes due 2019 are described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. We plan to use the $531.6 million in total net proceeds from the issuance of the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering for general corporate purposes, including for land acquisition and land development. Our financial leverage, as measured by the ratio of debt to capital, was 78.4% at May 31, 2014, compared to 80.0% at November 30, 2013. Our ratio of net debt to capital at May 31, 2014 was 74.2%, compared to 74.6% at November 30, 2013. Our next scheduled debt maturity is in 2015, when the $199.9 million in aggregate principal amount of our 6 1/4% senior notes becomes due.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of May 31, 2014 and November 30, 2013, we had $43.8 million and $41.5 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $44.2 million at May 31, 2014 and $41.9 million at November 30, 2013, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Unsecured Revolving Credit Facility. On March 12, 2013, we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility is further described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. The maximum available amount is the lesser of (a) $200.0 million and (b) the difference of (i) 15% of our consolidated net tangible assets (as defined in the Credit Facility) and (ii) our secured debt. As of May 31, 2014, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available under the Credit Facility for cash borrowings, with up to $100.0 million of that amount available for the issuance of letters of credit.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, Leverage Ratio, and either an interest coverage ratio or a minimum level of liquidity. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements are set forth below:

•
Consolidated Tangible Net Worth. We must maintain a minimum consolidated tangible net worth equal to the sum of (a) $282.6 million; (b) 50% of cumulative positive consolidated net income after November 30, 2012, excluding consolidated net income realized from a reversal of our deferred tax asset valuation allowance after November 30, 2012; (c) 75% of any consolidated net income realized as a result of a reversal of our deferred tax asset valuation allowance after November 30, 2012; and (d) 50% of the cumulative net proceeds received from our issuance of capital stock after November 30, 2012. As of May 31, 2014, our applicable minimum consolidated tangible net worth requirement was $452.2 million.

•
Leverage Ratio. We must also maintain a Leverage Ratio of less than .850, which adjusts to less than .825 for the first and second quarters of 2015; and to less than .800 for the third quarter of 2015 and each quarter thereafter during the term of the Credit Facility.

•
Interest Coverage Ratio or Liquidity. We are also required to maintain either (a) a minimum consolidated interest coverage ratio (“Coverage Ratio”), as defined under the Credit Facility, of 1.20, which adjusts to 1.40 for the third quarter of 2014; to 1.60 for the fourth quarter of 2014; to 1.75 for the first and second quarter of 2015; and to 2.00 for the third quarter of 2015 and each quarter thereafter during the term of the Credit Facility; or (b) a minimum level of liquidity, but not both. Our minimum liquidity is required to be the greater of (a) $50.0 million or (b) the sum of (i) consolidated interest incurred for the four most recently ended quarters and (ii) the aggregate principal amount of indebtedness coming due in the next 12 months, provided that the highest minimum liquidity applicable under (b) is $200.0 million. As of May 31, 2014, our minimum liquidity requirement was $151.2 million.

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
The financial covenants under our Credit Facility represent the most restrictive covenants that we are subject to with respect to our mortgages and notes payable. The following table summarizes the above-described financial covenants and other requirements under the Credit Facility and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2014:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$452.2 million	$709.7 million
Leverage Ratio	<	.850	.784
Coverage Ratio (a)	>	1.20	1.58
Minimum Liquidity (a)	>	$151.2 million	$484.5 million
Investments in joint ventures and non-guarantor subsidiaries	<	$277.0 million	$107.2 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$263.2 million

(a)
Under the terms of the Credit Facility, we are required to meet either the Coverage Ratio or the minimum liquidity thresholds, but not both. As of May 31, 2014, we met both the Coverage Ratio and the minimum liquidity requirements.

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
As of May 31, 2014, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Million Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2014, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $36.4 million, secured by inventories having a carrying value of $106.1 million.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(554,529)	$(267,600)
Investing activities	(9,144)	(6,403)
Financing activities	518,420	289,521
Net increase (decrease) in cash and cash equivalents	$(45,253)	$15,518
Operating Activities. Operating activities used net cash of $554.5 million in the six months ended May 31, 2014 and $267.6 million in the corresponding period of 2013. The year-over-year change in net operating cash flows primarily reflected our increased investments in land and land development during the six months ended May 31, 2014.

Our uses of operating cash in the six months ended May 31, 2014 included a net increase in inventories of $579.2 million (excluding $70.6 million of land distributed from Inspirada and a $33.2 million increase in inventories associated with TIFE assessment obligations tied to the land, $29.3 million of inventories acquired through seller financing, a decrease of $4.0 million in consolidated inventories not owned, and land option contract abandonments of $.8 million) in connection with our investments in land and land development, a net increase in receivables of $22.7 million, and other operating uses of $4.9 million. Partially offsetting the cash used was net income of $37.2 million and a net increase in accounts payable, accrued expenses and other liabilities of $8.1 million.
In the six months ended May 31, 2013, our uses of operating cash included a net increase in inventories of $290.7 million (excluding $27.6 million of inventories acquired through seller financing, an increase of $4.8 million in consolidated inventories not owned and land option contract abandonments of $.3 million) in connection with our land investment and development activities, a net loss of $15.4 million, other operating uses of $.5 million and a net increase in receivables of $.4 million. Partially offsetting the cash used was a net increase in accounts payable, accrued expenses and other liabilities of $32.2 million.
Investing Activities. Investing activities used net cash of $9.1 million in the six months ended May 31, 2014 and $6.4 million in the year-earlier period. The year-over-year change primarily reflected increases in both contributions to unconsolidated joint ventures and net purchases of property and equipment during the six months ended May 31, 2014.
In the six months ended May 31, 2014, our uses of cash included $16.2 million for contributions to unconsolidated joint ventures and $3.0 million for net purchases of property and equipment, which were largely offset by proceeds of $10.1 million from the sale of our investment in an unconsolidated joint venture in Maryland. In the six months ended May 31, 2013, cash of $5.7 million was mainly used for contributions to Home Community Mortgage and $.8 million was used for net purchases of property and equipment.
Financing Activities. Financing activities provided net cash of $518.4 million in the six months ended May 31, 2014 and $289.5 million in the six months ended May 31, 2013. The cash provided by financing activities increased in 2014 primarily due to total net proceeds of $531.6 million received from the underwritten public issuance of the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering, partly offset by payments on mortgages and land contracts due to land sellers and other loans.
In the six months ended May 31, 2014, cash was provided by proceeds of $400.0 million from the issuance of the 4.75% Senior Notes due 2019, net proceeds of $137.0 million from the 2014 Common Stock Offering, and $.1 million from the issuance of common stock under employee stock plans. The cash provided was partly offset by payments on mortgages and land contracts due to land sellers and other loans of $6.5 million, the payment of debt issuance costs of $5.4 million associated with our issuance of the 4.75% Senior Notes due 2019, dividend payments on our common stock of $4.4 million and an increase of $2.3 million in our restricted cash balance.
In the six months ended May 31, 2013, sources of financing cash included proceeds of $230.0 million from the underwritten public issuance of the 1.375% Convertible Senior Notes due 2019, net proceeds of $109.5 million from the 2013 Common Stock Offering, and $2.1 million of cash provided from the issuance of common stock under employee stock plans. The cash provided was partially offset by payments on mortgages and land contracts due to land sellers and other loans of $37.8 million, the payment of debt issuance costs of $10.1 million associated with our issuance of the 1.375% Convertible Senior Notes due 2019 and costs associated with our entry into the Credit Facility, and dividend payments on our common stock of $4.2 million.
During the three months ended May 31, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on May 15, 2014 to stockholders of record on May 1, 2014. During the three months ended February 28, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 20, 2014 to stockholders of record on February 6, 2014. Cash dividends of $.0250 per share of common stock were declared and paid during each of the quarters ended February 28, 2013 and May 31, 2013. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
2011 Shelf Registration. We have an automatically effective universal shelf registration statement on file with the SEC. The 2011 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Share Repurchase Program. As of May 31, 2014, we were authorized to repurchase 4,000,000 shares of our common stock under a share repurchase program approved by our board of directors several years ago. We did not repurchase any shares of our common stock under this program in the six months ended May 31, 2014. We have not repurchased shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.

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
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, equal to our respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. Our unconsolidated joint ventures had total combined assets of $182.7 million at May 31, 2014 and $406.0 million at November 30, 2013. The combined assets of our unconsolidated joint ventures at May 31, 2014 decreased from November 30, 2013 partly due to a distribution of $70.6 million of land we received from Inspirada during the first quarter of 2014. In addition, we sold our interest in an unconsolidated joint venture in Maryland for $10.1 million, which resulted in a gain of $3.2 million in the first quarter of 2014 that is included in equity in income of unconsolidated joint ventures in our consolidated statement of operations for the six months ended May 31, 2014. The decrease in the combined assets of our unconsolidated joint ventures also reflected the transfer of a $33.2 million inventory-related obligation to us in connection with the distribution of land we received from Inspirada. Our investments in unconsolidated joint ventures decreased to $67.6 million at May 31, 2014 from $130.2 million at November 30, 2013. This decrease reflected the above-mentioned transactions, partly offset by capital contributions made to various unconsolidated joint ventures during the six months ended May 31, 2014. None of our unconsolidated joint ventures had outstanding debt at May 31, 2014 or November 30, 2013.
Our investments in joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. None of our joint ventures at May 31, 2014 and November 30, 2013 were determined under the provisions of ASC 810 to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. As discussed in Note 7. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. We analyze each of our land option contracts and other similar contracts under the provisions of ASC 810 to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of May 31, 2014 and November 30, 2013 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2014		November 30, 2013
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$10,223	$461,236	$11,063	$616,000
Other land option contracts and other similar contracts	20,002	467,371	30,502	535,496
Total	$30,225	$928,607	$41,565	$1,151,496
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $37.0 million at May 31, 2014 and $31.0 million at November 30, 2013. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at both May 31, 2014 and November 30, 2013 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470 and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $4.9 million at May 31, 2014 and $8.9 million at November 30, 2013.
Contractual Obligations. Due to the issuance of the 4.75% Senior Notes due 2019 and an increase in our inventory-related obligations (which are discussed, respectively, in Note 12. Mortgages and Notes Payable and in Note 10. Accrued Expenses and Other Liabilities in the Notes to Consolidated Financial Statements in this report), our contractual obligations as of May 31, 2014 have changed materially from those reported in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended November 30, 2013. The following table sets forth the contractual obligations of our mortgages and notes payable, interest and inventory-related obligations as of May 31, 2014 (in thousands):

	Total	2014	2015-2016	2017-2018	Thereafter
Contractual obligations:
Mortgages and notes payable	$2,573,980	$18,279	$218,014	$561,711	$1,775,976
Interest	933,342	108,386	314,323	268,447	242,186
Inventory-related obligations (a)	55,186	3,658	6,897	4,792	39,839
Total	$3,562,508	$130,323	$539,234	$834,950	$2,058,001

(a)
Represents liabilities for fixed or determinable amounts associated with TIFE and liabilities related to inventory not owned. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes to homebuyers on the applicable lots before the related TIFE obligations mature.

There have been no other significant changes in our contractual obligations from those reported in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2013.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended May 31, 2014 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2013.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.

Outlook
For the remainder of 2014, we expect generally favorable conditions in most of our served markets to continue based on their current supply and demand dynamics and fundamental trends in population, demographic and household formation growth. We believe these conditions will generate steady demand in the coming quarters as consumers adjust to higher selling prices compared to a year ago, with the pace largely dependent on economic, job and income growth, consumer confidence, mortgage loan underwriting standards and interest rates. In this environment, we believe our business will make additional progress toward achieving our primary financial and operational goals for 2014.
We realized improved financial results in the first half of 2014 compared to the year-earlier period from our ongoing execution on our strategic priorities, as discussed above under “Overview.” For the second half of 2014, we plan to continue to prioritize expanding our community count through additional investments in land and land development, increasing profitability per home delivered and growing our revenues. As a result, we anticipate that our overall average selling price will continue to rise in 2014, though the percentage growth rate is expected to moderate to the high single-digit to the low double-digit range for the year as compared to the prior year.
In conjunction with our efforts to increase our average selling price, expanding our community count and generating net orders from a greater number of new home communities open for sales are expected to be the primary drivers of our top-line growth in the second half of 2014. Therefore, we intend to continue to make strategic investments in land and land development and anticipate opening more new home communities for sales in 2014 than we did in 2013. During the six months ended May 31, 2014, we invested $859.6 million in land and land development. We expect our full year investment in land and land development to be approximately $1.6 billion. This projection is supported in part by the net proceeds we received from our successful underwritten public issuance of the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering in March 2014. Reflecting our substantial inventory-related investments, our average community count for the six months ended May 31, 2014 grew 9% from the year-earlier period, and we anticipate that our ending community count as of November 30, 2014 will increase in the range of 15% to 20%, year over year.
At the same time, we will continue to balance sales pace and home selling prices at our new home communities open for sales to improve our housing gross profit margins and return on investment. We are also focused on containing direct construction costs and our selling, general and administrative expenses. Taken together, we believe our present strategic initiatives will enable us to generate profitable growth in the second half of 2014 and for the full year. We also anticipate that all four of our homebuilding reporting segments will generate year-over-year growth in homes delivered, average selling prices and revenues for the year ended November 30, 2014.
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

•
our debt level, including our ratio of debt to capital, and our ability to adjust our debt level, maturity schedule and structure and to access the equity, credit, capital or other financial markets or other external financing sources, including raising capital through the public or private issuance of common stock, debt or other securities, and/or project financing, on favorable terms;

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

•	legal or regulatory proceedings or claims;

•	our ability to use/realize the net deferred tax assets we have generated and whether and when we can reduce our deferred tax asset valuation allowance;

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

•	consumer traffic to our new home communities open for sales and consumer interest in our product designs and offerings, particularly higher-income consumers;

•	cancellations and our ability to realize our backlog by converting net orders to home deliveries;

•	our home sales and delivery performance, particularly in key markets in California;

•	the manner in which our homebuyers are offered and whether they are able to obtain mortgage loans and mortgage banking services, including from our preferred mortgage lender, Nationstar;

•	the performance of Nationstar as our preferred mortgage lender;

•	the ability of Home Community Mortgage to become operational in all of our served markets and its performance upon becoming operational;

•	information technology failures and data security breaches; and

•	other events outside of our control.
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
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of May 31, 2014 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2014	$—	—%
2015	199,877	6.3
2016	—	—
2017	262,381	9.5
2018	299,330	7.3
Thereafter	1,775,976	6.1
Total	$2,537,564	6.6%
Fair value at May 31, 2014	$2,749,964
For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2013.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2014.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Nevada Development Contract Litigation
KB Nevada is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, LVDA agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex. KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus the Claimed Damages. KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. At a November 19, 2012 hearing, the court denied all of the consolidated plaintiffs’ motions for summary judgment on their claims. In addition, the court granted several of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, all claims for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible based on the the court’s decisions in the case that the loss in this matter could range from zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages.  The non-jury trial, originally set for September 2012, has been continued to October 21, 2014.
Other Matters
In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2013.

Item 6. Exhibits

Exhibits

4.30	Form of 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

4.31
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

10.48	KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q dated February 28, 2014 (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and six months ended May 31, 2014 and 2013, (b) Consolidated Balance Sheets as of May 31, 2014 and November 30, 2013, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2014 and 2013, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	July 9, 2014	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 9, 2014	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

4.30	Form of 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

4.31
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

10.48	KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q dated February 28, 2014 (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and six months ended May 31, 2014 and 2013, (b) Consolidated Balance Sheets as of May 31, 2014 and November 30, 2013, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2014 and 2013, and (d) Notes to Consolidated Financial Statements.