Form 10-Q
period 2014-08-31
KB HOME
filed 2014-10-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2014.
There were 91,806,488 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2014. The registrant’s grantor stock ownership trust held an additional 10,501,844 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Total revenues	$1,604,908	$1,478,599	$589,214	$548,974
Homebuilding:
Revenues	$1,596,894	$1,470,404	$586,231	$545,800
Construction and land costs	(1,305,258)	(1,232,644)	(479,424)	(446,381)
Selling, general and administrative expenses	(205,715)	(192,652)	(72,897)	(63,456)
Operating income	85,921	45,108	33,910	35,963
Interest income	393	629	110	193
Interest expense	(26,289)	(41,073)	(6,455)	(11,326)
Equity in income (loss) of unconsolidated joint ventures	1,161	(1,658)	(751)	(656)
Homebuilding pretax income	61,186	3,006	26,814	24,174
Financial services:
Revenues	8,014	8,195	2,983	3,174
Expenses	(2,563)	(2,235)	(859)	(764)
Equity in income (loss) of unconsolidated joint ventures	(289)	1,081	(277)	(6)
Financial services pretax income	5,162	7,041	1,847	2,404
Total pretax income	66,348	10,047	28,661	26,578
Income tax benefit (expense)	(800)	1,800	(300)	700
Net income	$65,548	$11,847	$28,361	$27,278
Earnings per share:
Basic	$.74	$.14	$.31	$.32
Diluted	$.68	$.14	$.28	$.30
Weighted average shares outstanding:
Basic	88,389	82,261	91,793	83,714
Diluted	98,614	84,289	102,070	94,047
Cash dividends declared per common share	$.0750	$.0750	$.0250	$.0250
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2014	November 30, 2013
Assets
Homebuilding:
Cash and cash equivalents	$297,058	$530,095
Restricted cash	32,456	41,906
Receivables	117,425	75,749
Inventories	3,240,320	2,298,577
Investments in unconsolidated joint ventures	73,607	130,192
Other assets	118,162	107,076
	3,879,028	3,183,595
Financial services	8,363	10,040
Total assets	$3,887,391	$3,193,635

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$167,983	$148,282
Accrued expenses and other liabilities	392,239	356,176
Mortgages and notes payable	2,580,800	2,150,498
	3,141,022	2,654,956
Financial services	1,802	2,593
Common stock	115,375	115,296
Paid-in capital	665,840	788,893
Retained earnings	540,755	481,889
Accumulated other comprehensive loss	(17,516)	(17,516)
Grantor stock ownership trust, at cost	(113,911)	(113,911)
Treasury stock, at cost	(445,976)	(718,565)
Total stockholders’ equity	744,567	536,086
Total liabilities and stockholders’ equity	$3,887,391	$3,193,635
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2014	2013
Cash flows from operating activities:
Net income	$65,548	$11,847
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	(872)	577
Distributions of earnings from unconsolidated joint ventures	—	1,638
Amortization of discounts and issuance costs	5,246	3,811
Depreciation and amortization	1,677	1,405
Stock-based compensation	5,959	3,596
Inventory impairments and land option contract abandonments	5,211	284
Changes in assets and liabilities:
Receivables	(27,754)	(7,001)
Inventories	(784,457)	(491,002)
Accounts payable, accrued expenses and other liabilities	20,388	72,315
Other, net	(7,608)	1,071
Net cash used in operating activities	(716,662)	(401,459)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(34,034)	(10,056)
Proceeds from sale of investment in unconsolidated joint venture	10,110	—
Purchases of property and equipment, net	(4,158)	(1,359)
Net cash used in investing activities	(28,082)	(11,415)
Cash flows from financing activities:
Change in restricted cash	9,450	731
Proceeds from issuance of debt	400,000	230,000
Payment of debt issuance costs	(5,448)	(10,086)
Payments on mortgages and land contracts due to land sellers and other loans	(23,292)	(44,405)
Proceeds from issuance of common stock, net	137,045	109,503
Issuance of common stock under employee stock plans	202	2,147
Payments of cash dividends	(6,682)	(6,272)
Stock repurchases	(46)	(7,967)
Net cash provided by financing activities	511,229	273,651
Net decrease in cash and cash equivalents	(233,515)	(139,223)
Cash and cash equivalents at beginning of period	532,523	525,688
Cash and cash equivalents at end of period	$299,008	$386,465
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of August 31, 2014, the results of our consolidated operations for the three months and nine months ended August 31, 2014 and 2013, and our consolidated cash flows for the nine months ended August 31, 2014 and 2013. The results of our consolidated operations for the three months and nine months ended August 31, 2014 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2013 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2013, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents and Restricted Cash. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $196.2 million at August 31, 2014 and $436.2 million at November 30, 2013. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted cash at August 31, 2014 and November 30, 2013 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (the “LOC Facilities”).
Comprehensive Income. Our comprehensive income was $28.4 million for the three months ended August 31, 2014 and $65.5 million for the nine months ended August 31, 2014. Our comprehensive income was $27.3 million for the three months ended August 31, 2013 and $11.8 million for the nine months ended August 31, 2013. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2014 and 2013 was equal to our net income for the same periods.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”), which requires repurchase-to-maturity transactions to be accounted for as secured borrowings, eliminates existing accounting guidance for repurchase financing arrangements, and expands disclosure requirements related to certain transfers of financial assets. ASU 2014-11 is effective for public entities for the first interim or annual period beginning after December 15, 2014. Early adoption is not permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.
Reclassifications. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2014 presentation.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Segment Information
As of August 31, 2014, we had identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within our consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of August 31, 2014, our homebuilding reporting segments conducted ongoing operations in the following states:
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
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets within our Central and Southeast homebuilding reporting segments. Prior to July 21, 2014, this segment also earned revenues pursuant to the terms of a marketing services agreement with Nationstar Mortgage LLC (“Nationstar”), which was our preferred mortgage lender that offered mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers who elected to use the lender. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of their home.
In 2013, we entered into an agreement with Nationstar to form Home Community Mortgage, LLC (“HCM”). We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM. On July 21, 2014, HCM began offering an array of mortgage banking services, including mortgage loan originations, to our homebuyers, with Nationstar providing management oversight of HCM’s operations. Nationstar continued as our preferred mortgage lender until HCM’s operational launch. HCM is accounted for as an unconsolidated joint venture within our financial services reporting segment.
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
The following tables present financial information relating to our segments (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Segment Information (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Revenues:
West Coast	$707,532	$746,232	$265,491	$266,638
Southwest	144,597	126,515	50,101	47,437
Central	477,518	381,342	179,972	154,545
Southeast	267,247	216,315	90,667	77,180
Total homebuilding revenues	1,596,894	1,470,404	586,231	545,800
Financial services	8,014	8,195	2,983	3,174
Total	$1,604,908	$1,478,599	$589,214	$548,974

Pretax income (loss):
West Coast	$93,599	$75,469	$39,270	$37,607
Southwest	7,599	2,026	2,543	1,185
Central	24,806	11,569	11,514	9,085
Southeast	(9,881)	(35,012)	(7,965)	(9,920)
Corporate and other	(54,937)	(51,046)	(18,548)	(13,783)
Total homebuilding pretax income	61,186	3,006	26,814	24,174
Financial services	5,162	7,041	1,847	2,404
Total	$66,348	$10,047	$28,661	$26,578

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(146)	$(109)	$(88)	$(36)
Southwest	(1,984)	(1,919)	(663)	(755)
Central	—	—	—	—
Southeast	3,291	370	—	135
Total	$1,161	$(1,658)	$(751)	$(656)

Inventory impairment charges:
West Coast	$—	$—	$—	$—
Southwest	—	—	—	—
Central	—	—	—	—
Southeast	3,408	—	3,408	—
Total	$3,408	$—	$3,408	$—

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Segment Information (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Land option contract abandonments:
West Coast	$554	$284	$451	$—
Southwest	—	—	—	—
Central	995	—	562	—
Southeast	254	—	—	—
Total	$1,803	$284	$1,013	$—

	August 31, 2014	November 30, 2013
Inventories:
Homes under construction
West Coast	$564,945	$275,516
Southwest	55,003	39,661
Central	213,011	157,572
Southeast	149,646	113,690
Subtotal	982,605	586,439

Land under development
West Coast	744,570	560,032
Southwest	332,056	106,654
Central	340,340	238,311
Southeast	224,035	161,919
Subtotal	1,641,001	1,066,916

Land held for future development
West Coast	332,000	308,636
Southwest	129,394	157,924
Central	24,357	15,193
Southeast	130,963	163,469
Subtotal	616,714	645,222
Total	$3,240,320	$2,298,577

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Segment Information (continued)

	August 31, 2014	November 30, 2013
Investments in unconsolidated joint ventures:
West Coast	$54,673	$40,246
Southwest	16,433	80,877
Central	—	—
Southeast	2,501	9,069
Total	$73,607	$130,192

Assets:
West Coast	$1,755,721	$1,230,761
Southwest	554,082	402,443
Central	656,333	465,547
Southeast	536,251	456,965
Corporate and other	376,641	627,879
Total homebuilding assets	3,879,028	3,183,595
Financial services	8,363	10,040
Total	$3,887,391	$3,193,635

3.	Financial Services

The following tables present financial information relating to our financial services reporting segment (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Revenues
Insurance commissions	$4,364	$4,677	$1,832	$1,887
Title services	2,503	2,165	904	836
Marketing services fees	1,147	1,350	247	450
Interest income	—	3	—	1
Total	8,014	8,195	2,983	3,174
Expenses
General and administrative	(2,563)	(2,235)	(859)	(764)
Operating income	5,451	5,960	2,124	2,410
Equity in income (loss) of unconsolidated joint ventures (a)	(289)	1,081	(277)	(6)
Pretax income	$5,162	$7,041	$1,847	$2,404

(a)
Equity in loss of unconsolidated joint ventures for the three months and nine months ended August 31, 2014 primarily related to HCM. Equity in income of unconsolidated joint ventures for the nine months ended August 31, 2013 related to the wind down of KBA Mortgage, LLC (“KBA Mortgage”), our unconsolidated mortgage banking joint venture with a subsidiary of Bank of America, N.A., which ceased offering mortgage banking services in 2011.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Financial Services (continued)

	August 31, 2014	November 30, 2013
Assets
Cash and cash equivalents	$1,950	$2,428
Receivables	956	2,084
Investments in unconsolidated joint ventures	5,180	5,490
Other assets	277	38
Total assets	$8,363	$10,040
Liabilities
Accounts payable and accrued expenses	$1,802	$2,593
Total liabilities	$1,802	$2,593

4.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Numerator:
Net income	$65,548	$11,847	$28,361	$27,278
Less: Distributed earnings allocated to nonvested restricted stock	(18)	(18)	(6)	(6)
Less: Undistributed earnings allocated to nonvested restricted stock	(159)	(16)	(73)	(73)
Numerator for basic earnings per share	65,371	11,813	28,282	27,199
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	2,000	—	667	667
Add: Undistributed earnings allocated to nonvested restricted stock	159	16	73	73
Less: Undistributed earnings reallocated to nonvested restricted stock	(142)	(14)	(66)	(65)
Numerator for diluted earnings per share	$67,388	$11,815	$28,956	$27,874
Denominator:
Weighted average shares outstanding — basic	88,389	82,261	91,793	83,714
Effect of dilutive securities:
Share-based payments	1,823	2,028	1,875	1,931
Convertible senior notes	8,402	—	8,402	8,402
Weighted average shares outstanding — diluted	98,614	84,289	102,070	94,047
Basic earnings per share	$.74	$.14	$.31	$.32
Diluted earnings per share	$.68	$.14	$.28	$.30

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Earnings Per Share (continued)

We compute earnings per share using the two-class method in accordance with Accounting Standards Codification Topic No. 260, “Earnings Per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2014 or 2013.
In the first quarter of 2013, we issued $230.0 million in aggregate principal amount of 1.375% convertible senior notes due 2019 (the “1.375% Convertible Senior Notes due 2019”), which are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes. The impact of the 1.375% Convertible Senior Notes due 2019 was excluded from the diluted earnings per share calculation for the nine months ended August 31, 2013 because the effect would have been antidilutive.
Outstanding stock options to purchase 5.2 million shares of common stock were excluded from the diluted earnings per share calculation for the three-month and nine-month periods ended August 31, 2014 and 2013 because the effect of their inclusion would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each a “PSU”) were not included in the earnings per share calculations for the three-month and nine-month periods ended August 31, 2014 and 2013 as the vesting conditions had not been satisfied.

5.	Inventories
Inventories consisted of the following (in thousands):

	August 31, 2014	November 30, 2013
Homes under construction	$982,605	$586,439
Land under development	1,641,001	1,066,916
Land held for future development	616,714	645,222
Total	$3,240,320	$2,298,577
Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized to construction and land costs as the related inventories are delivered to homebuyers. Interest and real estate taxes are not capitalized on land held for future development.
Our interest costs are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Capitalized interest at beginning of period	$216,681	$217,684	$241,583	$215,577
Interest incurred	127,041	102,256	44,603	34,345
Interest expensed	(26,289)	(41,073)	(6,455)	(11,326)
Interest amortized to construction and land costs	(59,471)	(62,943)	(21,769)	(22,672)
Capitalized interest at end of period (a)	$257,962	$215,924	$257,962	$215,924

(a)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed on a quarterly basis to determine if indicators of potential impairment exist. In accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventory Impairments and Land Option Contract Abandonments (continued)

Equipment” (“ASC 360”), we record an inventory impairment charge when indicators of potential impairment exist and the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. We evaluated 20 and 16 communities or land parcels for recoverability during the three months ended August 31, 2014 and 2013, respectively. We evaluated 42 and 54 communities or land parcels for recoverability during the nine months ended August 31, 2014 and 2013, respectively. Some of the communities or land parcels evaluated during the nine months ended August 31, 2014 and 2013 were evaluated in more than one quarterly period.
Based on the results of our evaluations, we recognized $3.4 million of inventory impairment charges for the three months and nine months ended August 31, 2014 associated with a planned future sale of our last remaining land parcel in Atlanta, Georgia, a former market where we do not have ongoing operations. We decided to change our strategy with regard to this land parcel in the third quarter of 2014 and monetize this property through a land sale, rather than build and sell homes on the parcel as we had previously intended. This land sale is expected to close in the 2014 fourth quarter. We had no inventory impairment charges in the three months and nine months ended August 31, 2013.
As of August 31, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $292.0 million, representing 34 communities and various other land parcels. As of November 30, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $293.1 million, representing 42 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized $1.0 million of land option contract abandonment charges corresponding to 624 lots for the three months ended August 31, 2014, and $1.8 million of such charges corresponding to 1,306 lots for the nine months ended August 31, 2014. We had no land option contract abandonment charges for the three months ended August 31, 2013 and $.3 million of such charges corresponding to 82 lots for the nine months ended August 31, 2013. We sometimes abandon land option contracts and other similar contracts when we have incurred costs of less than $100,000; such costs and the corresponding lots, which totaled 7,018 lots for the nine months ended August 31, 2014 and 4,681 lots for the nine months ended August 31, 2013, are not included in the amounts above.
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
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), to determine whether they are VIEs and, if so, whether we are the primary beneficiary. None of our joint ventures at August 31, 2014 and November 30, 2013 were determined under the provisions of ASC 810 to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.

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
We analyze each of our land option contracts and other similar contracts under the provisions of ASC 810 to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of August 31, 2014 and November 30, 2013 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2014		November 30, 2013
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$11,966	$452,258	$11,063	$616,000
Other land option contracts and other similar contracts	28,499	451,871	30,502	535,496
Total	$40,465	$904,129	$41,565	$1,151,496
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $50.1 million at August 31, 2014 and $31.0 million at November 30, 2013. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at both August 31, 2014 and November 30, 2013 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $4.0 million at August 31, 2014 and $8.9 million at November 30, 2013.

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

ventures, our equity in income (loss) of unconsolidated joint ventures included no impairment charges for the three-month and nine-month periods ended August 31, 2014 and 2013.
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Revenues	$6,118	$11,908	$—	$5,552
Construction and land costs	(3,523)	(7,391)	—	(3,463)
Other expense, net	(3,088)	(3,074)	(1,050)	(1,183)
Income (loss)	$(493)	$1,443	$(1,050)	$906
The revenues and construction and land costs for the nine months ended August 31, 2014 and the three months and nine months ended August 31, 2013 were solely related to the sale of land by one of our unconsolidated joint ventures.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	August 31, 2014	November 30, 2013
Assets
Cash	$22,040	$18,752
Receivables	4,872	4,902
Inventories	148,899	381,195
Other assets	149	1,183
Total assets	$175,960	$406,032
Liabilities and equity
Accounts payable and other liabilities	$11,973	$85,386
Equity	163,987	320,646
Total liabilities and equity	$175,960	$406,032
The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	August 31, 2014	November 30, 2013
Number of investments in unconsolidated joint ventures	7	9
Investments in unconsolidated joint ventures	$73,607	$130,192
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	678	5,367
As of August 31, 2014, the combined assets of our unconsolidated joint ventures and the number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts each decreased from November 30, 2013, largely due to distributions of $81.7 million of land and land development we received from Inspirada Builders, LLC (“Inspirada”),

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Investments in Unconsolidated Joint Ventures (continued)

an unconsolidated joint venture near Las Vegas, Nevada, during the nine months ended August 31, 2014. In addition, we sold our interest in an unconsolidated joint venture in Maryland for $10.1 million, which resulted in a gain of $3.2 million in the first quarter of 2014 that was included in equity in income (loss) of unconsolidated joint ventures in our consolidated statement of operations for the nine months ended August 31, 2014. The decrease in the combined assets of our unconsolidated joint ventures also reflected the transfer of a $33.2 million inventory-related obligation to us in connection with the distribution of land we received from Inspirada, as discussed in Note 10. Accrued Expenses and Other Liabilities. This transfer also contributed to the decrease in the combined accounts payable and other liabilities of our unconsolidated joint ventures during the nine months ended August 31, 2014. None of our unconsolidated joint ventures had outstanding debt at August 31, 2014 or November 30, 2013.
The decrease in our investments in unconsolidated joint ventures at August 31, 2014 compared to November 30, 2013 reflected the above-mentioned transactions, partly offset by capital contributions we made to several of our unconsolidated joint ventures.

9.	Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2014	November 30, 2013
Cash surrender value of insurance contracts	$70,763	$68,534
Debt issuance costs	28,601	27,366
Property and equipment, net	10,936	8,460
Prepaid expenses	7,862	2,716
Total	$118,162	$107,076

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2014	November 30, 2013
Employee compensation and related benefits	$100,033	$99,332
Self-insurance and other litigation liabilities	91,326	99,612
Accrued interest payable	71,539	45,562
Inventory-related obligations (a)	53,708	29,517
Warranty liability	42,396	48,704
Real estate and business taxes	10,639	8,131
Other	22,598	25,318
Total	$392,239	$356,176

(a)
The inventory-related obligations at August 31, 2014 included a $33.2 million liability we recorded for fixed or determinable amounts associated with tax increment financing entities (“TIFE”) in connection with the distribution of land we received from Inspirada during the first quarter of 2014. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes to homebuyers on the applicable lots before the related TIFE obligations mature.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Income Taxes

Income Tax Benefit (Expense). We recognized income tax expense of $.3 million for the three months ended August 31, 2014 and an income tax benefit of $.7 million for the three months ended August 31, 2013. For the nine months ended August 31, 2014, we recognized income tax expense of $.8 million, compared to an income tax benefit of $1.8 million for the nine months ended August 31, 2013. The income tax benefit for the three months ended August 31, 2013 reflected the recognition of unrecognized tax benefits associated with the expiration of a state statute of limitations. The income tax benefit for the nine months ended August 31, 2013 primarily reflected the resolution of a state tax audit in the second quarter of 2013, which resulted in a refund receivable of $1.4 million, as well as the recognition of unrecognized tax benefits of $.9 million. Due to the effects of the deferred tax asset valuation allowance, our effective tax rates for the three-month and nine-month periods ended August 31, 2014 and 2013 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax income for those periods.
Deferred Tax Asset Valuation Allowance. In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income. The value of our deferred tax assets will depend on applicable income tax rates. During the three months and nine months ended August 31, 2014, we reduced our deferred tax asset valuation allowance by $11.6 million and $27.0 million, respectively, to account for adjustments to our deferred tax assets associated with the pretax income generated during those periods. Our deferred tax asset valuation allowance remained unchanged during the three months ended August 31, 2013. During the nine months ended August 31, 2013, we reduced our deferred tax asset valuation allowance by $.4 million to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards in that period.
One of the primary pieces of negative evidence that we have considered in evaluating the need for a valuation allowance has been our three-year cumulative loss position, which was largely the result of our pretax losses in 2012 and 2011. As a result of generating pretax income for the year ended November 30, 2013 and for the nine months ended August 31, 2014, we emerged from our three-year cumulative loss position in the 2014 third quarter with a three-year cumulative income position of $37.1 million as of August 31, 2014. Additionally, in the third quarter of 2014, we reported our fifth consecutive quarter of pretax income and experienced year-over-year increases in our revenues, housing gross profit margin, net orders and backlog. If these trends in our business continue, together with favorable conditions in housing markets and for the homebuilding industry, and we are profitable on a sustained basis, we believe that there could be sufficient positive evidence to support reducing a large portion of our valuation allowance in the fourth quarter of 2014.
We had no net deferred tax assets at August 31, 2014 or November 30, 2013 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $832.4 million at August 31, 2014 from $859.4 million at November 30, 2013, reflecting the $27.0 million valuation allowance adjustment recorded during the nine months ended August 31, 2014.
Unrecognized Tax Benefits. At both August 31, 2014 and November 30, 2013, our gross unrecognized tax benefits (including interest and penalties) totaled $.3 million, all of which, if recognized, would affect our effective tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from $.1 million to $.3 million during the 12 months from this reporting date due to various state tax filings associated with the resolution of a federal tax audit. Our fiscal years ending 2010 and later are open to federal examinations. Due to differing statutes of limitation and the status of current audits, certain of our fiscal years ending 2009 and later are open to state examinations.
The benefits of our net operating losses (“NOL”), built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of August 31, 2014, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands):

	August 31, 2014	November 30, 2013
Mortgages and land contracts due to land sellers and other loans	$42,884	$13,615
6 1/4% Senior notes due June 15, 2015	199,884	199,864
9.10% Senior notes due September 15, 2017	262,553	262,048
7 1/4% Senior notes due June 15, 2018	299,366	299,261
4.75% Senior notes due May 15, 2019	400,000	—
8.00% Senior notes due March 15, 2020	346,113	345,710
7.00% Senior notes due December 15, 2021	450,000	450,000
7.50% Senior notes due September 15, 2022	350,000	350,000
1.375% Convertible senior notes due February 1, 2019	230,000	230,000
Total	$2,580,800	$2,150,498
Unsecured Revolving Credit Facility. We have a $200.0 million unsecured revolving credit facility with a syndicate of financial institutions (as amended, the “Credit Facility”) that will mature on March 12, 2016. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $300.0 million under certain conditions and the availability of additional bank commitments, as well as a sublimit of $100.0 million for the issuance of letters of credit, which may be utilized in combination with or to replace the LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either the London Interbank Offered Rate or a base rate, plus a spread that depends on our debt rating and consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .50% to .75% of the unused commitment, based on our debt rating and Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an interest coverage ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2014, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available for cash borrowings, with up to $100.0 million of that amount available for the issuance of letters of credit.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of August 31, 2014 and November 30, 2013, we had $31.9 million and $41.5 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2014, inventories having a carrying value of $125.1 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans totaling $42.9 million.
Shelf Registration. On July 18, 2014, we filed an automatically effective universal shelf registration statement (the “2014 Shelf Registration”) with the SEC. The 2014 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined. The 2014 Shelf Registration replaced our previously effective shelf registration statement filed with the SEC on September 20, 2011 (the “2011 Shelf Registration”).
Senior Notes. On March 25, 2014, pursuant to the 2011 Shelf Registration, we completed the underwritten public issuance of the 4.75% senior notes due 2019 (the “4.75% Senior Notes due 2019”) at 100% of the $400.0 million in aggregate principal amount of these notes. We used the $394.6 million in net proceeds from the issuance of the 4.75% Senior Notes due 2019

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable (continued)

together with the net proceeds from a concurrent underwritten public offering of our common stock, which is discussed in Note 16. Stockholders’ Equity, for general corporate purposes, including without limitation land acquisition and land development.
All of our senior notes outstanding at August 31, 2014 and November 30, 2013 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually. At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to the applicable redemption date.
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
As of August 31, 2014, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Mortgages and Notes Payable (continued)

sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on the senior notes, the 1.375% Convertible Senior Notes due 2019, the mortgages and land contracts due to land sellers and other loans are due as follows: 2014 – $10.3 million; 2015 – $218.4 million; 2016 – $14.1 million; 2017 – $262.6 million; 2018 – $299.4 million; and thereafter – $1.78 billion.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2014 and the year ended November 30, 2013 (in thousands):

	Fair Value
Description	Hierarchy	August 31, 2014	November 30, 2013
Inventories (a)	Level 2	$6,421	$—
Inventories (a)	Level 3	—	1,143
Total		$6,421	$1,143

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

During the nine months ended August 31, 2014, inventories with a carrying value of $9.8 million were written down to their fair value of $6.4 million, resulting in inventory impairment charges of $3.4 million. The inventory impairment charges were associated with a planned future sale of our last remaining land parcel in Atlanta, Georgia, a former market where we do not have ongoing operations. During the year ended November 30, 2013, inventories with a carrying value of $1.5 million were written down to their fair value of $1.1 million, resulting in inventory impairment charges of $.4 million.
The fair values for inventories that were determined using Level 2 inputs were based on an executed contract. The fair values for inventories that were determined using Level 3 inputs were primarily based on the estimated future net cash flows discounted for inherent risk associated with each underlying asset.
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2014		November 30, 2013
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,307,916	$2,503,228	$1,906,883	$2,069,325
Convertible senior notes	Level 2	230,000	228,850	230,000	224,825
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
The changes in our warranty liability are as follows (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Commitments and Contingencies (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Balance at beginning of period	$48,704	$47,822	$40,937	$53,475
Warranties issued	12,332	10,052	4,546	3,733
Payments	(30,795)	(30,867)	(10,633)	(12,654)
Adjustments (a)	12,155	23,478	7,546	5,931
Balance at end of period	$42,396	$50,485	$42,396	$50,485

(a)
As discussed below, adjustments for the three months and nine months ended August 31, 2014 were primarily comprised of a reclassification of estimated minimum probable recoveries to receivables and a reclassification to establish a separate accrual for a water intrusion-related inquiry. These items had no impact on our consolidated statements of operations. Adjustments for the three months and nine months ended August 31, 2013 reflected net warranty charges associated with water intrusion-related issues in central and southwest Florida.

Central and Southwest Florida Claims. Our overall warranty liability at August 31, 2014 included $14.7 million for estimated remaining repair costs associated with 363 homes in central and southwest Florida that have been identified as having water intrusion-related issues and estimated repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future. Our overall warranty liability at November 30, 2013 included $28.9 million for estimated remaining repair costs associated with 710 identified affected homes and estimated repair costs associated with similarly affected homes then-believed likely to be identified in the future. The decrease in the liability for such estimated repair costs during the nine months ended August 31, 2014 reflected payments made during the period to repair affected homes and a lower number of identified affected homes with unresolved repairs at August 31, 2014, compared to November 30, 2013. The $14.7 million included in our overall warranty liability as of August 31, 2014 encompasses what we believe is the probable overall cost of the repair effort remaining before insurance and other recoveries. However, our actual costs to fully resolve repairs on affected homes could differ from the overall costs we have estimated.
During the nine months ended August 31, 2014, repairs were resolved on 483 identified affected homes and we identified 136 additional affected homes, most of which were in one attached-home community. For these purposes, we consider repairs for identified affected homes to be resolved when all repairs are completed and all repair costs are fully paid.
During the three months ended August 31, 2014 and 2013, we paid $7.2 million and $10.0 million, respectively, to repair identified affected homes. During the nine months ended August 31, 2014 and 2013, we paid $21.3 million and $21.4 million, respectively. Since first identifying affected homes in late 2012, we have identified a total of 1,600 affected homes requiring more than minor repairs and resolved repairs on 1,237 of those homes through August 31, 2014. As of August 31, 2014, we had paid $58.0 million of the total costs of $72.7 million that we have estimated for the overall repair effort. Approximately 64% of the total estimated repair costs as of August 31, 2014 related to three attached-home communities. We anticipate resolving repairs on homes affected by the water intrusion-related issues by mid-2015.
As of August 31, 2014, based on our assessment of the water intrusion-related issues, we believe it is probable that we will recover a portion of our repair costs associated with affected homes from various sources, including our insurers, and subcontractors involved with the original construction of the homes and their insurers. During the three months ended August 31, 2014, we collected $.5 million of recoveries. As of August 31, 2014, our estimated minimum probable recoveries totaled $27.0 million, of which $14.7 million was included in our overall warranty liability and the remainder was included in receivables. As of November 30, 2013, the estimated minimum probable recoveries, all of which were included in our warranty liability, totaled $19.4 million. Our assessment of the water intrusion-related issues, including the process of determining potentially responsible parties and our efforts to obtain recoveries, is ongoing, and as a result, our estimate of minimum probable recoveries may change as additional information is obtained.
Overall Warranty Liability Assessment. In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty, which would include homes in central and southwest Florida that have been or may in the future be identified as having water intrusion-related issues. Based on our assessment of our overall warranty liability as of August 31, 2014, we recorded an

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Commitments and Contingencies (continued)

adjustment to reflect an increase in our estimated remaining repair costs for identified affected homes during the 2014 third quarter. We also recorded an adjustment to increase our estimated minimum probable recoveries during the three months ended August 31, 2014 based on our updated estimate of repair costs on identified affected homes. These items had no net impact on our consolidated statements of operations for the three months ended August 31, 2014. In addition, due to payments we have made for repair costs on identified affected homes and an increase to the estimated minimum probable recoveries recorded during the third quarter of 2014, the estimated minimum probable recoveries as of August 31, 2014 exceeded the estimated remaining repair costs in our warranty liability associated with these water intrusion-related issues. Therefore, we reclassified $7.2 million of estimated minimum probable recoveries, that were in excess of the $14.7 million estimated remaining repair costs associated with water intrusion-related issues, to a receivable during the three months ended August 31, 2014.
For the nine months ended August 31, 2014, we recorded adjustments to increase our warranty liability mainly to reflect additional affected homes identified at one attached-home community and our updated estimate of remaining repair costs, with a corresponding charge to construction and land costs in our consolidated statement of operations. We also recorded adjustments to increase our estimated minimum probable recoveries during the nine months ended August 31, 2014 based on our updated estimate of repair costs on identified affected homes. These items had no net impact on our consolidated statements of operations for the nine months ended August 31, 2014. In addition, due to payments we have made for repair costs on identified affected homes and an increase to the estimated minimum probable recoveries recorded during the nine months ended August 31, 2014, the estimated minimum probable recoveries exceeded the estimated remaining repair costs in our warranty liability associated with these water intrusion-related issues. Therefore, during the second and third quarters of 2014, we reclassified a total of $12.8 million of estimated minimum probable recoveries, that were in excess of the then-estimated remaining repair costs associated with water intrusion-related issues, to a receivable.
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
Depending on the number of additional homes in central and southwest Florida that are identified as having water intrusion-related issues, and the actual costs we incur in future periods to repair identified homes and/or homes affected by other issues, including costs to provide certain affected homeowners with temporary housing, we may revise the amount of our estimated liability, which could result in an increase or decrease in our overall warranty liability. Based on our assessment of the water intrusion-related issues in central and southwest Florida, we believe that our warranty liability is adequate to cover the estimated probable total repair costs on these affected homes and on homes affected by other issues, though we believe it is reasonably possible that our loss in this matter could exceed the amount accrued as of August 31, 2014 by up to $6 million.
In 2013, we were notified by the Office of the Attorney General of the State of Florida (the “Attorney General’s Office”) that it was making a preliminary inquiry into the status of our communities in Florida affected by water intrusion-related issues.  We are cooperating with the Attorney General’s Office inquiry and are in discussions to resolve its concerns. While the ultimate outcome of the inquiry is uncertain, based on the status of our discussions, we established an accrual for the estimated minimum probable loss with respect to this inquiry during the second quarter of 2014 and maintained the accrual as of August 31, 2014. At this stage of our discussions, we are unable to estimate the reasonably possible loss or range of loss, but do not believe the ultimate outcome will be material to our consolidated financial statements.
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
The changes in our self-insurance liability are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Balance at beginning of period	$92,214	$93,349	$90,458	$90,630
Self-insurance expense (a)	8,761	5,490	3,108	2,083
Payments, net of recoveries (b)	(12,666)	(6,693)	(5,257)	(567)
Balance at end of period	$88,309	$92,146	$88,309	$92,146

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Recoveries are reflected in the period we receive funds from subcontractors and/or their insurers.
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

Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2014, we had $500.7 million of performance bonds and $31.9 million of letters of credit outstanding. At November 30, 2013, we had $410.8 million of performance bonds and $41.5 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2014, we had total deposits of $40.6 million, comprised of $40.5 million of cash deposits and $.1 million of letters of credit, to purchase land having an aggregate purchase price of $904.1 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

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
Other Matters. In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Legal Matters (continued)

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

16.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended August 31, 2014
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2013	$115,296	$788,893	$481,889	$(17,516)	$(113,911)	$(718,565)	$536,086
Net income	—	—	65,548	—	—	—	65,548
Dividends on common stock	—	—	(6,682)	—	—	—	(6,682)
Employee stock options/other	25	177	—	—	—	—	202
Conversion of liability awards to equity awards	—	6,455	—	—	—	—	6,455
Restricted stock awards	54	(54)	—	—	—	—	—
Stock-based compensation	—	5,959	—	—	—	—	5,959
Issuance of common stock	—	(135,590)	—	—	—	272,635	137,045
Stock repurchases	—	—	—	—	—	(46)	(46)
Balance at August 31, 2014	$115,375	$665,840	$540,755	$(17,516)	$(113,911)	$(445,976)	$744,567

	Nine Months Ended August 31, 2013
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2012	$115,178	$888,579	$450,292	$(27,958)	$(115,149)	$(934,136)	$376,806
Net income	—	—	11,847	—	—	—	11,847
Dividends on common stock	—	—	(6,272)	—	—	—	(6,272)
Employee stock options/other	115	1,443	—	—	—	—	1,558
Conversion of liability awards to equity awards	—	412	—	—	—	7,934	8,346
Restricted stock awards	—	(325)	—	—	325	—	—
Stock-based compensation	—	3,596	—	—	—	—	3,596
Issuance of common stock	—	(106,622)	—	—	—	216,125	109,503
Grantor stock ownership trust	—	305	—	—	284	—	589
Stock repurchases	—	—	—	—	—	(7,967)	(7,967)
Balance at August 31, 2013	$115,293	$787,388	$455,867	$(27,958)	$(114,540)	$(718,044)	$498,006

On March 25, 2014 and April 8, 2014, pursuant to the 2011 Shelf Registration, we issued 6,944,445 shares and 1,041,666 shares, respectively, of our common stock, par value $1.00 per share, in an underwritten public offering at a price of $18.00 per share (the “2014 Common Stock Offering”). The issuance on April 8, 2014 was made pursuant to the exercise of an option

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Stockholders’ Equity (continued)

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
In connection with the issuance of the 1.375% Convertible Senior Notes due 2019, which is discussed in Note 12. Mortgages and Notes Payable, we established a common stock reserve account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of the instruments governing these notes. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at August 31, 2014. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing the 1.375% Convertible Senior Notes due 2019.
Effective July 17, 2014, our board of directors amended the Amended and Restated KB Home Non-Employee Directors Compensation Plan (the “Director Plan”) to provide directors with a one-time opportunity to irrevocably elect to receive an equivalent value of shares of our common stock in lieu of the cash payments that are otherwise due upon the respective settlement of their outstanding and any future stock appreciation right awards (“SARs”) under the terms of the Director Plan. Concurrent with the amendment of the Director Plan, for the purpose of effecting any such SAR settlements, our board of directors authorized the repurchase of no more than 680,000 shares of our common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (the “2014 Plan”), in each case solely as necessary for director elections in respect of outstanding SARs. The 2014 Plan is discussed in Note 17. Stock-Based Compensation. During the 2014 third quarter, following the amendment of the Director Plan, directors made irrevocable elections to receive an aggregate of 679,815 shares of our common stock upon the respective settlement of their outstanding SARs. The directors’ elections changed only the method of settlement for the outstanding SARs and did not change any of the other terms of these awards or impact the value of these awards to the directors. As a result of the directors’ elections, the relevant outstanding SARs were effectively converted to stock-settled awards, which are accounted for as equity awards, instead of cash-settled liability awards, thereby reducing the degree of variability in the expense associated with such SARs in future quarters. As of August 31, 2014, no SARs had been settled. In addition, we had not repurchased any shares and no stock payment awards had been granted under the 2014 Plan pursuant to the respective board of directors authorizations.
During the three months ended August 31, 2013, directors were provided a one-time opportunity to elect and made irrevocable elections to receive an aggregate of 478,294 shares of our common stock in lieu of the cash payments that were otherwise due upon the respective settlement of their outstanding stock units under the terms of the Director Plan, and we repurchased through open market transactions such shares pursuant to a board authorization at an aggregate price of $7.9 million. The directors’ elections changed only the method of settlement for the outstanding stock units and did not change any of the other terms of these awards or impact the value of these awards to the directors. As a result of the directors’ elections, the relevant outstanding stock units were effectively converted to stock-settled awards, which are accounted for as equity awards, instead of cash-settled liability awards.
As of August 31, 2014, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the nine months ended August 31, 2014. We have not repurchased any shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases under this program or any other program will be at the discretion of our board of directors.
During the three months ended August 31, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on August 21, 2014 to stockholders of record on August 7, 2014. During the three months ended May 31, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on May 15, 2014 to stockholders of record on May 1, 2014. During the three months ended February 28, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 20, 2014 to stockholders of record on February 6, 2014. Cash dividends of $.0250 per share of common stock were also declared and paid during each of the quarters ended February 28, 2013, May 31, 2013 and August 31, 2013.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Stock Options. In accordance with ASC 718, we estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of our common stock and an expected term of the stock options. The following table summarizes stock option transactions for the nine months ended August 31, 2014:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	10,531,938	$21.11
Granted	—	—
Exercised	(25,000)	8.02
Cancelled	(32,546)	19.30
Options outstanding at end of period	10,474,392	$21.15
Options exercisable at end of period	9,400,056	$22.26
As of August 31, 2014, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 4.8 years and 4.4 years, respectively. There was $1.5 million of total unrecognized compensation expense related to unvested stock option awards as of August 31, 2014. For the three months ended August 31, 2014 and 2013, stock-based compensation expense associated with stock options totaled $.6 million and $.4 million, respectively. For the nine months ended August 31, 2014 and 2013, stock-based compensation expense associated with stock options totaled $1.8 million and $1.2 million, respectively. The aggregate intrinsic value of stock options outstanding was $33.1 million at August 31, 2014. The aggregate intrinsic value of stock options exercisable was $26.3 million at August 31, 2014. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees. We recognized total compensation expense of $1.7 million for the three months ended August 31, 2014 and $1.1 million for the three months ended August 31, 2013 related to restricted stock and PSUs. We recognized total compensation expense of $4.2 million for the nine months ended August 31, 2014 and $2.4 million for the nine months ended August 31, 2013 related to restricted stock and PSUs.
Approval of the KB Home 2014 Equity Incentive Plan. At our Annual Meeting of Stockholders held on April 3, 2014, our stockholders approved the 2014 Plan, authorizing, among other things, the issuance for grants of stock-based awards to our employees, non-employee directors and consultants of up to 4,800,000 shares of our common stock, plus any shares that were available for grant as of April 3, 2014 under our 2010 Equity Incentive Plan (the “2010 Plan”), and any shares subject to then-outstanding awards under the 2010 Plan that subsequently expire or are canceled, forfeited, tendered or withheld to satisfy tax withholding obligations with respect to full value awards, or settled for cash, subject to the terms of the 2014 Plan. No new awards may be made under the 2010 Plan. As a result, as of April 3, 2014, the 2014 Plan became our only active equity compensation plan. As of August 31, 2014, no grants had been made under the 2014 Plan.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2014	2013
Summary of cash and cash equivalents at end of period:
Homebuilding	$297,058	$383,314
Financial services	1,950	3,151
Total	$299,008	$386,465

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$312	$34,902
Income taxes paid	1,537	623
Income taxes refunded	45	61

Supplemental disclosures of noncash activities:
Reclassification of warranty recoveries to receivables	$12,794	$—
Increase (decrease) in consolidated inventories not owned	(4,931)	4,831
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	81,670	—
Inventories and inventory-related obligations associated with TIFE tied to distribution of land from an unconsolidated joint venture	33,197	—
Inventories acquired through seller financing	52,561	27,600
Conversion of liability awards to equity awards	6,455	8,346

19.	Supplemental Guarantor Information
Our obligations to pay principal, premium, if any, and interest on our senior notes and the 1.375% Convertible Senior Notes due 2019 and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. Pursuant to the terms of the indenture governing our senior notes and the 1.375% Convertible Senior Notes due 2019, and the terms of the Credit Facility, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X (as in effect on June 1, 1996) using a 5% rather than a 10% threshold (provided that the assets of our non-guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets), it will be automatically and unconditionally released and discharged from its guaranty of our senior notes, the 1.375% Convertible Senior Notes due 2019 and the Credit Facility so long as all guarantees by such Guarantor Subsidiary of any other of our or our subsidiaries’ indebtedness are terminated at or prior to the time of such release. We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of August 31, 2014. The format of the condensed consolidating financial statements has been revised for the periods previously reported in our quarterly reports to retrospectively reflect (a) the transfer of certain of our subsidiaries from non-guarantor subsidiaries to guarantor subsidiaries as a result of such subsidiaries becoming guarantor subsidiaries and (b) the following elective reclassifications which relate solely to transactions between KB Home corporate and its subsidiaries: (i) the reclassification of KB Home corporate, guarantor and non-guarantor intercompany interest, which had previously been included in interest expense, to a separate line item with corresponding offsets in the consolidating adjustments column; (ii) the reclassification of the net intercompany funding activity of KB Home corporate, which was previously included in cash flows provided by (used in) financing activities, to cash flows provided by (used in) investing activities with corresponding

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
Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,557,252	$47,656	$—	$1,604,908
Homebuilding:
Revenues	$—	$1,557,252	$39,642	$—	$1,596,894
Construction and land costs	—	(1,268,984)	(36,274)	—	(1,305,258)
Selling, general and administrative expenses	(47,489)	(146,607)	(11,619)	—	(205,715)
Operating income (loss)	(47,489)	141,661	(8,251)	—	85,921
Interest income	385	7	1	—	393
Interest expense	(122,634)	(4,408)	—	100,753	(26,289)
Intercompany interest	206,943	(105,892)	(298)	(100,753)	—
Equity in income of unconsolidated joint ventures	—	1,161	—	—	1,161
Homebuilding pretax income (loss)	37,205	32,529	(8,548)	—	61,186
Financial services pretax income	—	—	5,162	—	5,162
Total pretax income (loss)	37,205	32,529	(3,386)	—	66,348
Income tax expense	(400)	(400)	—	—	(800)
Equity in net income of subsidiaries	28,743	—	—	(28,743)	—
Net income (loss)	$65,548	$32,129	$(3,386)	$(28,743)	$65,548

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,434,836	$43,763	$—	$1,478,599
Homebuilding:
Revenues	$—	$1,434,836	$35,568	$—	$1,470,404
Construction and land costs	—	(1,200,334)	(32,310)	—	(1,232,644)
Selling, general and administrative expenses	(45,355)	(136,703)	(10,594)	—	(192,652)
Operating income (loss)	(45,355)	97,799	(7,336)	—	45,108
Interest income	607	18	4	—	629
Interest expense	(98,090)	(4,167)	—	61,184	(41,073)
Intercompany interest	147,343	(86,909)	750	(61,184)	—
Equity in income (loss) of unconsolidated joint ventures	—	(1,659)	1	—	(1,658)
Homebuilding pretax income (loss)	4,505	5,082	(6,581)	—	3,006
Financial services pretax income	—	—	7,041	—	7,041
Total pretax income	4,505	5,082	460	—	10,047
Income tax benefit	800	900	100	—	1,800
Equity in net income of subsidiaries	6,542	—	—	(6,542)	—
Net income	$11,847	$5,982	$560	$(6,542)	$11,847

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$568,996	$20,218	$—	$589,214
Homebuilding:
Revenues	$—	$568,996	$17,235	$—	$586,231
Construction and land costs	—	(464,162)	(15,262)	—	(479,424)
Selling, general and administrative expenses	(15,995)	(52,832)	(4,070)	—	(72,897)
Operating income (loss)	(15,995)	52,002	(2,097)	—	33,910
Interest income	109	1	—	—	110
Interest expense	(42,955)	(1,648)	—	38,148	(6,455)
Intercompany interest	76,512	(38,359)	(5)	(38,148)	—
Equity in loss of unconsolidated joint ventures	—	(751)	—	—	(751)
Homebuilding pretax income (loss)	17,671	11,245	(2,102)	—	26,814
Financial services pretax income	—	—	1,847	—	1,847
Total pretax income (loss)	17,671	11,245	(255)	—	28,661
Income tax expense	(200)	(100)	—	—	(300)
Equity in net income of subsidiaries	10,890	—	—	(10,890)	—
Net income (loss)	$28,361	$11,145	$(255)	$(10,890)	$28,361

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$533,593	$15,381	$—	$548,974
Homebuilding:
Revenues	$—	$533,593	$12,207	$—	$545,800
Construction and land costs	—	(435,168)	(11,213)	—	(446,381)
Selling, general and administrative expenses	(11,203)	(48,706)	(3,547)	—	(63,456)
Operating income (loss)	(11,203)	49,719	(2,553)	—	35,963
Interest income	178	15	—	—	193
Interest expense	(33,140)	(1,204)	—	23,018	(11,326)
Intercompany interest	52,786	(29,486)	(282)	(23,018)	—
Equity in income (loss) of unconsolidated joint ventures	—	(657)	1	—	(656)
Homebuilding pretax income (loss)	8,621	18,387	(2,834)	—	24,174
Financial services pretax income	—	—	2,404	—	2,404
Total pretax income (loss)	8,621	18,387	(430)	—	26,578
Income tax benefit	200	500	—	—	700
Equity in net income of subsidiaries	18,457	—	—	(18,457)	—
Net income (loss)	$27,278	$18,887	$(430)	$(18,457)	$27,278

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet
August 31, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$236,649	$55,730	$4,679	$—	$297,058
Restricted cash	32,456	—	—	—	32,456
Receivables	1,447	115,706	272	—	117,425
Inventories	—	3,197,073	43,247	—	3,240,320
Investments in unconsolidated joint ventures	—	73,607	—	—	73,607
Other assets	101,963	14,865	1,334	—	118,162
	372,515	3,456,981	49,532	—	3,879,028
Financial services	—	—	8,363	—	8,363
Intercompany receivables	2,996,939	—	113,404	(3,110,343)	—
Investments in subsidiaries	47,608	—	—	(47,608)	—
Total assets	$3,417,062	$3,456,981	$171,299	$(3,157,951)	$3,887,391
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$139,019	$327,359	$93,844	$—	$560,222
Mortgages and notes payable	2,512,806	67,994	—	—	2,580,800
	2,651,825	395,353	93,844	—	3,141,022
Financial services	—	—	1,802	—	1,802
Intercompany payables	20,670	3,050,388	39,285	(3,110,343)	—
Stockholders’ equity	744,567	11,240	36,368	(47,608)	744,567
Total liabilities and stockholders’ equity	$3,417,062	$3,456,981	$171,299	$(3,157,951)	$3,887,391

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet
November 30, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$476,847	$41,316	$11,932	$—	$530,095
Restricted cash	41,906	—	—	—	41,906
Receivables	1,472	74,186	91	—	75,749
Inventories	—	2,263,034	35,543	—	2,298,577
Investments in unconsolidated joint ventures	—	130,192	—	—	130,192
Other assets	97,647	9,072	357	—	107,076
	617,872	2,517,800	47,923	—	3,183,595
Financial services	—	—	10,040	—	10,040
Intercompany receivables	2,129,729	—	117,829	(2,247,558)	—
Investments in subsidiaries	39,955	—	—	(39,955)	—
Total assets	$2,787,556	$2,517,800	$175,792	$(2,287,513)	$3,193,635
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$117,875	$292,220	$94,363	$—	$504,458
Mortgages and notes payable	2,111,773	38,725	—	—	2,150,498
	2,229,648	330,945	94,363	—	2,654,956
Financial services	—	—	2,593	—	2,593
Intercompany payables	21,822	2,186,855	38,881	(2,247,558)	—
Stockholders’ equity	536,086	—	39,955	(39,955)	536,086
Total liabilities and stockholders’ equity	$2,787,556	$2,517,800	$175,792	$(2,287,513)	$3,193,635

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$65,951	$(768,929)	$(13,684)	$—	$(716,662)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(34,034)	—	—	(34,034)
Proceeds from sale of investment in unconsolidated joint venture	—	10,110	—	—	10,110
Purchases of property and equipment, net	(131)	(3,924)	(103)	—	(4,158)
Intercompany	(840,539)	—	—	840,539	—
Net cash used in investing activities	(840,670)	(27,848)	(103)	840,539	(28,082)
Cash flows from financing activities:
Change in restricted cash	9,450	—	—	—	9,450
Proceeds from issuance of debt	400,000	—	—	—	400,000
Payment of debt issuance costs	(5,448)	—	—	—	(5,448)
Payments on mortgages and land contracts due to land sellers and other loans	—	(23,292)	—	—	(23,292)
Proceeds from issuance of common stock, net	137,045	—	—	—	137,045
Issuance of common stock under employee stock plans	202	—	—	—	202
Payments of cash dividends	(6,682)	—	—	—	(6,682)
Stock repurchases	(46)	—	—	—	(46)
Intercompany	—	834,483	6,056	(840,539)	—
Net cash provided by financing activities	534,521	811,191	6,056	(840,539)	511,229
Net increase (decrease) in cash and cash equivalents	(240,198)	14,414	(7,731)	—	(233,515)
Cash and cash equivalents at beginning of period	476,847	41,316	14,360	—	532,523
Cash and cash equivalents at end of period	$236,649	$55,730	$6,629	$—	$299,008

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2013 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$25,657	$(413,443)	$(13,673)	$—	$(401,459)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(5,063)	(4,993)	—	(10,056)
Purchases of property and equipment, net	(346)	(783)	(230)	—	(1,359)
Intercompany	(493,419)	—	—	493,419	—
Net cash used in investing activities	(493,765)	(5,846)	(5,223)	493,419	(11,415)

Cash flows from financing activities:
Change in restricted cash	731	—	—	—	731
Proceeds from issuance of debt	230,000	—	—	—	230,000
Payment of debt issuance costs	(10,086)	—	—	—	(10,086)
Payments on mortgages and land contracts due to land sellers and other loans	—	(44,405)	—	—	(44,405)
Proceeds from issuance of common stock, net	109,503	—	—	—	109,503
Issuance of common stock under employee stock plans	2,147	—	—	—	2,147
Payments of cash dividends	(6,272)	—	—	—	(6,272)
Stock repurchases	(7,967)	—	—	—	(7,967)
Intercompany	—	475,592	17,827	(493,419)	—
Net cash provided by financing activities	318,056	431,187	17,827	(493,419)	273,651
Net increase (decrease) in cash and cash equivalents	(150,052)	11,898	(1,069)	—	(139,223)
Cash and cash equivalents at beginning of period	457,007	54,205	14,476	—	525,688
Cash and cash equivalents at end of period	$306,955	$66,103	$13,407	$—	$386,465

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Nine Months Ended August 31,			Three Months Ended August 31,
	2014	2013	Variance	2014	2013	Variance
Revenues:
Homebuilding	$1,596,894	$1,470,404	9%	$586,231	$545,800	7%
Financial services	8,014	8,195	(2)	2,983	3,174	(6)
Total	$1,604,908	$1,478,599	9%	$589,214	$548,974	7%
Pretax income:
Homebuilding	$61,186	$3,006	(a)	$26,814	$24,174	11%
Financial services	5,162	7,041	(27)%	1,847	2,404	(23)
Total pretax income	66,348	10,047	560	28,661	26,578	8
Income tax benefit (expense)	(800)	1,800	(a)	(300)	700	(a)
Net income	$65,548	$11,847	453%	$28,361	$27,278	4%
Basic earnings per share	$.74	$.14	429%	$.31	$.32	(3)%
Diluted earnings per share	$.68	$.14	386%	$.28	$.30	(7)%

(a) Percentage not meaningful.
Amid a slowly recovering economic and employment environment, the generally favorable housing market conditions in the first half of 2014 continued in the third quarter, with relatively low inventories of new and existing homes available for sale and steady demand for housing, though to varying degrees in individual markets.
While the larger business climate remained moderately positive, in the 2014 third quarter, we generated measurable year-over-year and sequential improvement in our community count, average selling price, revenues, housing gross profits, net income and backlog value, which reached its highest quarter-end level since 2008, though the number of homes delivered in the period was tempered by an unexpected combination of factors, as discussed below, that caused some deliveries to be deferred to the fourth quarter. We use the term “community count” to refer to the number of new home communities with at least five homes/lots left to sell at the end of a reporting period. We believe our meaningful progress in the third quarter is the result of our successful execution on our strategic initiatives over the past few years and a general strengthening of most of our served markets. We also experienced an appreciable increase in traffic levels to our new home communities open for sales in the 2014 third quarter that we believe is evidence of pent-up demand for new housing and broad interest in our product offerings. These trends in our business give us confidence that we can sustain the upward momentum we experienced during the first nine months of 2014 into the fourth quarter, and meet our primary financial and operational goals for the full year.
Consistent with our current strategic priorities, in the first nine months of 2014 we invested $1.19 billion in land and land development, acquiring several attractive large land positions in our served markets across the country and working to convert our owned land into new home communities open for sales. These investment activities resulted in our average community count of 197 for the third quarter of 2014 increasing 5% from the year-earlier quarter, and our average community count of 193 for the nine months ended August 31, 2014 rising 8% from the corresponding period of 2013. Importantly, an increasing proportion of the new home communities we have opened for sales in 2014 consists of our targeted investments in attractive land-constrained growth markets that typically feature homebuyers with higher household incomes, higher median home selling prices and stronger demand for larger home sizes and various lot and product premiums, options and upgrades.

Our higher average community count contributed to our net orders increasing 5% year over year for the three-month and nine-month periods ended August 31, 2014. Further, the strategic positioning of our new home communities, together with the management of our land assets to optimize revenues and profitability and relatively healthy consumer demand, helped to increase the value of our net orders by 19% in the three-month and nine-month periods ended August 31, 2014 compared to the corresponding year-earlier periods. Our net order value for a given period represents the potential future housing revenues associated with net orders, including various lot and product premiums, and homebuyer spending on design studio options and upgrades for homes in backlog during the same period. We believe the year-over-year increases in our net orders and net order value in the three-month and nine-month periods ended August 31, 2014 illustrate the success of our current integrated strategic approach to drive profitable growth and that our business will continue its positive trajectory in the 2014 fourth quarter.
Three Months Ended August 31, 2014

•
Revenues. Total revenues of $589.2 million for the three months ended August 31, 2014 increased 7% from $549.0 million for the three months ended August 31, 2013, reflecting growth in our housing revenues. Housing revenues for the 2014 third quarter rose 7% to $586.2 million from $545.8 million for the year-earlier quarter due to an increase in our overall average selling price that was partly offset by a decrease in homes delivered. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. Our total revenues for the three months ended August 31, 2014 and 2013 included financial services revenues of $3.0 million and $3.2 million, respectively.

◦	Homes Delivered. We delivered 1,793 homes in the three months ended August 31, 2014, down 2% from 1,825 homes delivered in the year-earlier period.

◦	Average Selling Price. Our overall average selling price of homes delivered increased to $327,000 for the third quarter of 2014, up 9% from $299,100 for the corresponding quarter of 2013.

•
Operating Income. Our homebuilding operating income of $33.9 million for the three months ended August 31, 2014 decreased $2.1 million from $36.0 million for the year-earlier quarter. In the current quarter, our homebuilding operating income included a $3.4 million impairment charge related to a planned future land sale and $1.0 million of land option contract abandonment charges. In the third quarter of 2013, our homebuilding operating income included a net warranty charge of $5.9 million associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida. As a percentage of homebuilding revenues, our homebuilding operating income declined 80 basis points to 5.8% for the three months ended August 31, 2014 from 6.6% for the year-earlier period.

◦
Housing Gross Profits. Housing gross profits rose 11% to $110.2 million for the three months ended August 31, 2014 from $99.4 million for the year-earlier period. Included in our third quarter housing gross profits were the above-mentioned land option contract abandonment charges in 2014 and net warranty charge in 2013. Our housing gross profit margin improved 60 basis points to 18.8% in the current quarter from 18.2% in the third quarter of 2013. Excluding the above-mentioned charges, our adjusted third quarter housing gross margin was 19.0% in 2014 and 19.3% in 2013. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”

◦
Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $72.9 million for the three months ended August 31, 2014 from $63.5 million for the year-earlier period. As a percentage of housing revenues, selling, general and administrative expenses rose 80 basis points to 12.4% for the quarter ended August 31, 2014, from 11.6% for the year-earlier quarter, which largely reflected an offset to expense of $6.2 million in the 2013 third quarter associated with then-outstanding cash-settled equity-based compensation awards.

•
Interest Expense. Interest expense of $6.5 million for the three months ended August 31, 2014 decreased from $11.3 million for the year-earlier period, reflecting an increase in the amount of interest capitalized in the current period.

•
Net Income. Net income totaled $28.4 million, or $.28 per diluted share, for the three months ended August 31, 2014, compared to $27.3 million, or $.30 per diluted share, for the three months ended August 31, 2013, reflecting our revenue growth, expanded housing gross profit margin and lower interest expense, partly offset by a higher selling, general and administrative expense ratio and the above-mentioned impairment charge for the planned future land sale. In the third quarter of 2014, our net income also included income tax expense of $.3 million. Net income in the third quarter of 2013 included the net water intrusion-related charge mentioned above and an income tax benefit of $.7 million.

Nine Months Ended August 31, 2014

•
Revenues. Total revenues of $1.60 billion for the nine months ended August 31, 2014 increased 9% from $1.48 billion for the year-earlier period due to higher housing and land sale revenues in the 2014 period. Housing revenues rose 8% to $1.59 billion for the first nine months of 2014 from $1.47 billion for the corresponding period of 2013, reflecting an increase in our overall average selling price that was partly offset by a decrease in the number of homes delivered. Land sale revenues for the nine months ended August 31, 2014 totaled $10.7 million. We had no land sales in the year-earlier period. Our total revenues for the nine months ended August 31, 2014 and 2013 included financial services revenues of $8.0 million and $8.2 million, respectively.

◦	Homes Delivered. We delivered 4,986 homes in the first nine months of 2014, down 2% from 5,107 homes delivered in the year-earlier period.

◦	Average Selling Price. Our overall average selling price of homes delivered increased 10% to $318,100 for the first nine months of 2014 from $287,900 for the year-earlier period.

•
Net Income. Net income increased to $65.5 million, or $.68 per diluted share, for the nine months ended August 31, 2014, compared to $11.8 million, or $.14 per diluted share, for the nine months ended August 31, 2013. In the nine months ended August 31, 2014, our net income included inventory impairment and land option contract abandonment charges of $5.2 million and income tax expense of $.8 million, which were partly offset by a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland. Our net income for the nine months ended August 31, 2013 included net water intrusion-related charges of $23.5 million, land option contract abandonment charges of $.3 million and an income tax benefit of $1.8 million.

Balance Sheet

•
Cash, Cash Equivalents and Restricted Cash. Our cash, cash equivalents and restricted cash totaled $329.5 million at August 31, 2014, compared to $572.0 million at November 30, 2013. Of our total cash, cash equivalents and restricted cash at August 31, 2014 and November 30, 2013, $297.1 million and $530.1 million, respectively, was unrestricted. The decrease in total cash, cash equivalents and restricted cash was primarily due to our investments in land and land development during the nine months ended August 31, 2014, partly offset by total net proceeds of $531.6 million from the underwritten public issuance of the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering. Our operating activities used net cash of $716.7 million in the first nine months of 2014, up from $401.5 million of net cash used in the corresponding period of 2013, largely due to our investments in land and land development, which drove our inventories higher at August 31, 2014 compared to the November 30, 2013 level.

•
Inventories. Reflecting our investments in land and land development of $1.19 billion and the distributions of land and land development we received from Inspirada during the nine months ended August 31, 2014, our inventory balance of $3.24 billion at August 31, 2014 increased 41% from $2.30 billion at November 30, 2013. We made strategic investments in land and land development in each of our homebuilding reporting segments during the nine months ended August 31, 2014, the majority of which were made in our West Coast homebuilding reporting segment. With our substantial inventory investments, the number of lots we owned at August 31, 2014 increased to 42,316, up 10% from 38,355 lots owned at November 30, 2013, and up 13% from 37,374 lots owned at August 31, 2013. However, due to our land option contract abandonments, our 2014 third quarter land inventory portfolio of 54,081 lots owned or controlled decreased 3% from the 55,877 lots owned or controlled at August 31, 2013, and 11% from the 61,095 lots owned or controlled at November 30, 2013.

•
Investments in Unconsolidated Joint Ventures. Our investments in unconsolidated joint ventures decreased to $73.6 million at August 31, 2014 from $130.2 million at November 30, 2013, primarily due to $81.7 million of land distributed to us from Inspirada and the above-noted sale of our interest in an unconsolidated joint venture in Maryland. These transactions were partly offset by capital contributions we made to several of our unconsolidated joint ventures during the nine months ended August 31, 2014.

•
Mortgages and Notes Payable. Our debt balance increased to $2.58 billion at August 31, 2014 from $2.15 billion at November 30, 2013, reflecting the underwritten public issuance of the 4.75% Senior Notes due 2019 during the 2014 second quarter. Our ratio of debt to capital was 77.6% at August 31, 2014, compared to 80.0% at November 30, 2013. Our ratio of net debt to capital (a calculation that is described below under “Non-GAAP Financial Measures”) was 75.1% at August 31, 2014, compared to 74.6% at November 30, 2013.

•
Stockholders’ Equity. Our stockholders’ equity increased to $744.6 million at August 31, 2014 from $536.1 million at November 30, 2013, primarily due to the net income we generated for the nine months ended August 31, 2014 and the 2014 Common Stock Offering.

Net Orders and Backlog

•
Net Orders. Net orders from our homebuilding operations increased 5% to 1,827 for the three months ended August 31, 2014, up from 1,736 for the year-earlier period. The year-over-year growth in net orders resulted from our higher average community count and our emphasis on balancing home selling prices and the pace of net orders to optimize the performance of our new home communities.

◦
The year-over-year increase in our total net orders reflected increases of 24% in our West Coast homebuilding reporting segment and 10% in our Southwest homebuilding reporting segment that were partly offset by a decrease of 8% in our Southeast homebuilding reporting segment. Net orders from our Central homebuilding reporting segment were flat with the year-earlier quarter.

◦	The value of the net orders we generated in the third quarter of 2014 increased 19% to $629.2 million from $528.9 million in the year-earlier period.

◦
Three of our four homebuilding reporting segments generated year-over-year increases in net order value in the third quarter of 2014, with our West Coast homebuilding reporting segment up 35% to $305.8 million, our Southwest homebuilding reporting segment up 13% to $50.7 million and our Central homebuilding reporting segment up 11% to $178.7 million. In our Southeast homebuilding reporting segment, the value of net orders generated in the 2014 third quarter decreased 2% from the year-earlier quarter to $94.1 million.

◦
For the nine months ended August 31, our net orders increased 5% to 5,861 in 2014 from 5,569 in 2013. The value of the net orders we generated in the first nine months of 2014 rose 19% to $1.99 billion from $1.68 billion in the year-earlier period.

◦
Our third quarter cancellation rate was 31% in 2014 and 33% in 2013. For the nine months ended August 31, 2014, our cancellation rate of 29% was basically flat compared to the year-earlier period. We define our cancellation rate in a given period as the total number of contracts for new homes canceled divided by the total new (gross) orders for homes during the same period.

•
Backlog. Our backlog at August 31, 2014 was comprised of 3,432 homes, representing potential future housing revenues of $1.10 billion, and at August 31, 2013 was comprised of 3,039 homes, representing potential future housing revenues of $808.5 million. The number of homes in our backlog increased 13% year over year, reflecting the 5% year-over-year increase in our net orders for the nine months ended August 31, 2014. Our backlog at August 31, 2014 also included some homes whose expected delivery in the third quarter was deferred to the fourth quarter for the reasons discussed below under “Homebuilding.” The potential future housing revenues in our backlog at August 31, 2014 rose 37% from August 31, 2013, reflecting the increased number of homes in our backlog and a higher average selling price.

The following table presents information concerning our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Net orders	5,861	5,569	1,827	1,736
Net order value	$1,992,576	$1,675,363	$629,248	$528,922
Cancellation rate	29%	30%	31%	33%
Ending backlog — homes	3,432	3,039	3,432	3,039
Ending backlog — value	$1,104,140	$808,483	$1,104,140	$808,483
Ending community count	200	189	200	189
Average community count	193	179	197	187
The increases in our average community count for the three-month and nine-month periods ended August 31, 2014 compared to the corresponding year-earlier periods reflected our strategic community positioning efforts and increased land and land development activities, which resulted in our opening more new home communities for sales in 2014 than in the prior year. Our third quarter 2014 average community count increased 5% from the year-earlier quarter. We expect that our average community count will continue to increase through the remainder of 2014 as a result of the substantial inventory-related investments we made in 2013 and the first nine months of 2014, and our planned future investments and new home community openings.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Revenues:
Housing	$1,586,173	$1,470,404	$586,231	$545,800
Land	10,721	—	—	—
Total	1,596,894	1,470,404	586,231	545,800
Costs and expenses:
Construction and land costs
Housing	(1,292,224)	(1,232,644)	(476,016)	(446,381)
Land	(13,034)	—	(3,408)	—
Total	(1,305,258)	(1,232,644)	(479,424)	(446,381)
Selling, general and administrative expenses	(205,715)	(192,652)	(72,897)	(63,456)
Total	(1,510,973)	(1,425,296)	(552,321)	(509,837)
Operating income	$85,921	$45,108	$33,910	$35,963
Homes delivered	4,986	5,107	1,793	1,825
Average selling price	$318,100	$287,900	$327,000	$299,100
Housing gross profit margin as a percentage of housing revenues	18.5%	16.2%	18.8%	18.2%
Adjusted housing gross profit margin as a percentage of housing revenues	18.6%	17.8%	19.0%	19.3%
Selling, general and administrative expenses as a percentage of housing revenues	13.0%	13.1%	12.4%	11.6%
Operating income as a percentage of homebuilding revenues	5.4%	3.1%	5.8%	6.6%
We have grouped our homebuilding activities into four reporting segments, which we refer to as West Coast, Southwest, Central and Southeast. As of August 31, 2014, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado, New Mexico and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders, cancellation rates, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rate
Segment	2014	2013	2014	2013	2014	2013
West Coast	1,288	1,658	1,618	1,544	20%	23%
Southwest	521	545	590	568	25	23
Central	2,167	1,965	2,587	2,364	35	37
Southeast	1,010	939	1,066	1,093	30	27
Total	4,986	5,107	5,861	5,569	29%	30%

	Nine Months Ended August 31,
	Net Order Value			Average Community Count
Segment	2014	2013	Variance	2014	2013	Variance
West Coast	$949,794	$781,230	22%	42	40	5%
Southwest	155,592	137,837	13	19	17	12
Central	598,011	492,679	21	82	82	—
Southeast	289,179	263,617	10	50	40	25
Total	$1,992,576	$1,675,363	19%	193	179	8%

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2014	2013	2014	2013	2014	2013
West Coast	458	555	529	427	19%	25%
Southwest	185	194	198	180	24	24
Central	807	757	745	743	38	41
Southeast	343	319	355	386	32	27
Total	1,793	1,825	1,827	1,736	31%	33%

	Three Months Ended August 31,
	Net Order Value			Average Community Count
Segment	2014	2013	Variance	2014	2013	Variance
West Coast	$305,840	$227,119	35%	40	40	—%
Southwest	50,692	44,885	13	20	19	5
Central	178,657	160,566	11	83	83	—
Southeast	94,059	96,352	(2)	54	45	20
Total	$629,248	$528,922	19%	197	187	5%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2014	2013	Variance	2014	2013	Variance
West Coast	750	570	32%	$463,643	$276,031	68%
Southwest	257	206	25	69,621	48,646	43
Central	1,768	1,548	14	396,838	315,900	26
Southeast	657	715	(8)	174,038	167,906	4
Total	3,432	3,039	13%	$1,104,140	$808,483	37%
Revenues. Homebuilding revenues in the three months ended August 31, 2014 and 2013 were generated entirely from our housing operations. Housing revenues rose 7% to $586.2 million for the quarter ended August 31, 2014 from $545.8 million for the corresponding quarter of 2013 due to an increase in our overall average selling price that was partly offset by a decrease in homes delivered. We delivered 1,793 homes in the third quarter of 2014, down 2% from 1,825 homes delivered in the year-earlier quarter, as year-over-year decreases of 17% and 5% in homes delivered from our West Coast and Southwest homebuilding reporting segments, respectively, were mostly offset by increases of 7% and 8% from our Central and Southeast homebuilding reporting segments, respectively. The number of homes delivered in the current quarter was tempered by various delays in construction schedules in certain locations resulting from, among other things, subcontractor availability shortages, inadequate municipal staffing among city inspectors, and the inability of utility companies to energize new communities in a timely manner. Compounding these construction-related delays was the transition from our preferred mortgage lender relationship with Nationstar to HCM in conjunction with HCM’s operational launch in July, which generated an unexpected degree of mortgage loan processing disruptions that caused some of our customers’ mortgage loan closings and the associated delivery of their homes to be deferred to the fourth quarter. As a result of these factors, our backlog conversion ratio for the 2014 third quarter decreased to 53% from 58% a year ago. Our backlog conversion ratio is defined as homes delivered in a quarter as a percentage of backlog at the beginning of that quarter. We are taking steps to address these factors that tempered the number of homes we delivered in the third quarter of 2014 and believe that the majority of the homes impacted will be delivered in the fourth quarter.
The overall average selling price of homes delivered increased 9% to $327,000 for the three months ended August 31, 2014 from $299,100 for the year-earlier period. The higher average selling price for the 2014 third quarter reflected our continued positioning of our new home communities in land constrained submarkets that typically feature homebuyers with higher household incomes; higher median home selling prices; stronger demand for larger home sizes and various lot and product premiums, and design studio options and upgrades at our KB Home Studios; our actions to optimize revenues and profits; and generally favorable market conditions. Our overall average selling price has increased on a year-over-year basis for the last 17 quarters. Average selling prices for the three months ended August 31, 2014 were higher across all of our homebuilding reporting segments compared to the year-earlier period, with increases ranging from 9% in each of our Central and Southeast homebuilding reporting segments to 21% in our West Coast homebuilding reporting segment.
For the nine months ended August 31, 2014, our homebuilding revenues increased 9% to $1.60 billion from $1.47 billion for the corresponding year-earlier period. Housing revenues for the nine months ended August 31, 2014 rose to $1.59 billion, up 8% from the corresponding period of 2013 due to a 10% increase in our overall average selling price that was partly offset by a 2% decrease in the number of homes delivered. We delivered 4,986 homes in the nine months ended August 31, 2014, compared to 5,107 homes delivered in the year-earlier period. Our overall average selling price for the nine months ended August 31, increased to $318,100 in 2014 from $287,900 in 2013 for the reasons described above with respect to the three months ended August 31, 2014.
Land sale revenues totaled $10.7 million for the nine months ended August 31, 2014. We had no land sales in 2013. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land at reasonable prices and prevailing market conditions.
Operating Income. Our operating income totaled $33.9 million for the three months ended August 31, 2014 and $36.0 million for the year-earlier period. As a percentage of homebuilding revenues, operating income decreased 80 basis points to 5.8% for the current quarter, compared to 6.6% for the 2013 third quarter. For the nine months ended August 31, 2014, our operating income of $85.9 million rose $40.8 million from $45.1 million for the corresponding period of 2013. As a percentage of homebuilding revenues, operating income for the nine months ended August 31, 2014 increased 230 basis points to 5.4%, from 3.1% for the year-earlier period. The year-over-year improvement in our operating income for the nine months ended August 31, 2014 was mainly due to an increase in housing gross profits that was partly offset by an increase in selling, general and administrative expenses.
The following table presents a summary of charges included in our operating income (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Inventory impairment and option contract abandonment charges	$5,211	$284	$4,421	$—
Water intrusion-related charges	—	23,478	—	5,931
Total	$5,211	$23,762	$4,421	$5,931
Housing gross profits increased to $110.2 million for the three months ended August 31, 2014, up $10.8 million, or 11%, from $99.4 million for the year-earlier period. Our housing gross profits for the 2014 third quarter included $1.0 million of land option contract abandonment charges. In the 2013 third quarter, housing gross profits included a net warranty charge of $5.9 million associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, as discussed in Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. Our housing gross profit margin for the third quarter of 2014 expanded 60 basis points to 18.8% from 18.2% for the year-earlier quarter. Excluding the above-mentioned charges, our adjusted housing gross profit margin decreased 30 basis points to 19.0% in the third quarter of 2014 from 19.3% in the year-earlier quarter. The lower adjusted housing gross profit margin in the current quarter primarily reflected reduced revenue leverage on fixed costs included in construction and land costs.

Selling, general and administrative expenses for the third quarter of 2014 rose to $72.9 million from $63.5 million for the year-earlier quarter. As a percentage of housing revenues, selling, general and administrative expenses increased 80 basis points to 12.4% for the three months ended August 31, 2014 from 11.6% for the year-earlier period. The year-over-year increase in our selling, general and administrative expense percentage reflected a $6.2 million offset to expense in the 2013 third quarter associated with then-outstanding cash-settled equity-based director compensation awards due to a decrease in the market price of our common stock during that quarter. Certain elections by our directors during the three months ended August 31, 2014 and 2013, as discussed in Note 16. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, have reduced and are expected to continue to reduce the degree of variability in the expense associated with these types of compensation awards in future quarters.
Our housing gross profits of $293.9 million for the nine months ended August 31, 2014 increased $56.2 million, or 24%, from $237.8 million for the year-earlier period. Housing gross profits for the nine months ended August 31, 2014 included land option contract abandonment charges of $1.8 million. For the nine months ended August 31, 2013, our housing gross profits included a net warranty charge of $23.5 million for water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, and $.3 million of land option contract abandonment charges. For the first nine months of 2014, our housing gross profit margin improved by 230 basis points to 18.5% from 16.2% for the year-earlier period. Our adjusted housing gross profit margin improved 80 basis points to 18.6% for the nine months ended August 31, 2014 from 17.8% for the nine months ended August 31, 2013.
Selling, general and administrative expenses increased by $13.1 million, or 7%, to $205.7 million for the nine months ended August 31, 2014 from $192.7 million for the corresponding period of 2013. As a percentage of housing revenues, selling, general and administrative expenses improved slightly to 13.0% for the nine months ended August 31, 2014 from 13.1% for the year-earlier period.
Our land sales generated a loss of $2.3 million for the nine months ended August 31, 2014, which included a $3.4 million impairment charge recognized in the third quarter related to a planned future land sale. We had no land sale activity for the three- or nine- month periods ended August 31, 2013.
The following table presents information regarding our inventory impairment assessments (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Inventory impairments:
Number of communities or land parcels evaluated for recoverability (a)	42	54	20	16
Number of communities or land parcels impaired	1	—	1	—

Pre-impairment carrying value of communities or land parcels impaired	$9,829	$—	$9,829	$—
Inventory impairment charges	(3,408)	—	(3,408)	—
Post-impairment fair value	$6,421	$—	$6,421	$—

(a)	Some of the communities or land parcels evaluated during the nine months ended August 31, 2014 and 2013 were evaluated in more than one quarterly period.
As discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, we had inventory impairment charges of $3.4 million for the three months and nine months ended August 31, 2014 associated with a planned future sale of our last remaining land parcel in Atlanta, Georgia, a former market where we do not have ongoing operations. We decided to change our strategy with regard to this land parcel in the third quarter of 2014 and monetize this property through a land sale, rather than build and sell homes on the parcel as we had previously intended. This land sale is expected to close in the 2014 fourth quarter. We had no inventory impairment charges for the three months and nine months ended August 31, 2013. As of August 31, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $292.0 million, representing 34 communities and various other land parcels. As of November 30, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $293.1 million, representing 42 communities and various other land parcels.
Also as discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, we recognized $1.0 million of land option contract abandonment charges corresponding to 624 lots for the three months ended August 31, 2014, and $1.8 million of such charges corresponding to 1,306 lots for the nine months ended August 31, 2014. There were no land option contract abandonment charges for the three months ended August 31, 2013, and $.3 million of such charges corresponding to 82 lots for the nine months ended August 31, 2013. We sometimes abandon land option contracts and other similar contracts when we have incurred costs of less than $100,000; such costs and the corresponding lots, which totaled 7,018 lots in the nine months ended August 31, 2014 and 4,681 lots for the nine months ended August 31, 2013, are not included in the amounts above. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated home delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventories as of August 31, 2014, based on our current estimated timeframe as to the delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,408.4	$1,202.8	$415.7	$213.4	$3,240.3
The inventory balance in the 6-10 years category as of August 31, 2014 was located across all of our homebuilding reporting segments. The inventory balance in the greater than 10 years category as of August 31, 2014 was primarily located in our West Coast and Southwest homebuilding reporting segments. The inventory balances in the 6-10 years and greater than 10 years categories, which collectively represented 19% of our total inventory balance at August 31, 2014, were primarily comprised of land held for future development.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated and reflected in the table above.
We believe that the carrying value of our inventory as of August 31, 2014 is recoverable. Our considerations in making this determination include, as applicable, the prevailing competitive home sales, economic and regulatory environment, as well as other factors and trends that are incorporated into our impairment analyses. In addition, we consider the financial and operational status of and our expectations regarding our inventories, as well as unique attributes of each community or land parcel that could be viewed as indicators of potential future impairments. However, if conditions in the overall housing market or in specific markets worsen in the future beyond our current expectations, if future changes in our strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.1 million for the three months ended August 31, 2014 and $.2 million for the three months ended August 31, 2013. For the nine months ended August 31, 2014, interest income totaled $.4 million, compared to $.6 million for the the corresponding period of 2013. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, decreased to $6.5 million for the three months ended August 31, 2014 from $11.3 million for the three months ended August 31, 2013. For the nine months ended August 31, 2014 and 2013, our interest expense, net of amounts capitalized, totaled $26.3 million and $41.1 million, respectively. The percentage of interest capitalized was 86% in the third quarter of 2014, compared to 67% in the year-earlier quarter. For the nine months ended August 31, 2014, the percentage of interest capitalized was 79%, compared to 60% in the year-earlier period. The percentage of interest capitalized increased in both periods of 2014 due to an increase in the amount of inventory qualifying for interest capitalization. Gross interest incurred increased to $44.6 million for the three months ended August 31, 2014 from $34.3 million for the year-earlier period. For the nine months ended August 31, 2014, gross interest incurred rose to $127.0 million from $102.3 million in the corresponding period of 2013. The increases in both periods reflected higher average debt levels in 2014.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.8 million for the three months ended August 31, 2014 and $.7 million for the three months ended August 31, 2013. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. For the three months ended August 31, 2014, our unconsolidated joint ventures posted no combined revenues and generated combined losses of $1.1 million. For the three months ended August 31, 2013, our unconsolidated joint ventures posted combined revenues of $5.6 million and generated combined income of $.9 million, primarily due to land sales completed by an unconsolidated joint venture in Maryland.
For the nine months ended August 31, 2014, our equity in income of unconsolidated joint ventures was $1.2 million compared to our equity in loss of unconsolidated joint ventures of $1.7 million for the corresponding period of 2013. The results for the nine months ended August 31, 2014 included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland. Our unconsolidated joint ventures generated combined revenues of $6.1 million and $11.9 million for the nine months ended August 31, 2014 and 2013, respectively, primarily due to land sales completed by an unconsolidated joint venture in each period. Our unconsolidated joint ventures posted combined losses of $.5 million for the nine months ended August 31, 2014 and combined income of $1.4 million for the year-earlier period.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Housing revenues	$1,586,173	$1,470,404	$586,231	$545,800
Housing construction and land costs	(1,292,224)	(1,232,644)	(476,016)	(446,381)
Housing gross profits	293,949	237,760	110,215	99,419
Add: Land option contract abandonment charges	1,803	284	1,013	—
Water intrusion-related charges	—	23,478	—	5,931
Adjusted housing gross profits	$295,752	$261,522	$111,228	$105,350
Housing gross profit margin as a percentage of housing revenues	18.5%	16.2%	18.8%	18.2%
Adjusted housing gross profit margin as a percentage of housing revenues	18.6%	17.8%	19.0%	19.3%

Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding land option contract abandonment charges and water intrusion-related charges (as applicable) associated with housing operations recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profits we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross profit margin between periods. This financial measure assists us in making strategic decisions regarding community location and product mix, product pricing and construction pace. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of land option contract abandonment charges and water intrusion-related charges (as applicable).
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	August 31, 2014	November 30, 2013
Mortgages and notes payable	$2,580,800	$2,150,498
Stockholders’ equity	744,567	536,086
Total capital	$3,325,367	$2,686,584
Ratio of debt to capital	77.6%	80.0%

Mortgages and notes payable	$2,580,800	$2,150,498
Less: Cash and cash equivalents and restricted cash	(329,514)	(572,001)
Net debt	2,251,286	1,578,497
Stockholders’ equity	744,567	536,086
Total capital	$2,995,853	$2,114,583
Ratio of net debt to capital	75.1%	74.6%

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

HOMEBUILDING REPORTING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,		Variance
	2014	2013	2014	2013	Nine Months	Three Months
West Coast:
Revenues	$707,532	$746,232	$265,491	$266,638	(5)%	—%
Construction and land costs	(554,871)	(598,638)	(206,535)	(206,635)	7	—
Selling, general and administrative expenses	(47,966)	(54,198)	(17,368)	(18,402)	11	6
Operating income	104,695	93,396	41,588	41,601	12	—
Other expense, net	(11,096)	(17,927)	(2,318)	(3,994)	38	42
Pretax income	$93,599	$75,469	$39,270	$37,607	24%	4%

Southwest:
Revenues	$144,597	$126,515	$50,101	$47,437	14%	6%
Construction and land costs	(112,447)	(97,830)	(39,691)	(36,917)	(15)	(8)
Selling, general and administrative expenses	(16,112)	(12,554)	(5,671)	(4,692)	(28)	(21)
Operating income	16,038	16,131	4,739	5,828	(1)	(19)
Other expense, net	(8,439)	(14,105)	(2,196)	(4,643)	40	53
Pretax income	$7,599	$2,026	$2,543	$1,185	275%	115%

	Nine Months Ended August 31,		Three Months Ended August 31,		Variance
	2014	2013	2014	2013	Nine Months	Three Months
Central:
Revenues	$477,518	$381,342	$179,972	$154,545	25%	16%
Construction and land costs	(400,335)	(321,865)	(149,817)	(128,873)	(24)	(16)
Selling, general and administrative expenses	(51,480)	(44,437)	(18,635)	(15,834)	(16)	(18)
Operating income	25,703	15,040	11,520	9,838	71	17
Other expense, net	(897)	(3,471)	(6)	(753)	74	99
Pretax income	$24,806	$11,569	$11,514	$9,085	114%	27%

Southeast:
Revenues	$267,247	$216,315	$90,667	$77,180	24%	17%
Construction and land costs	(235,636)	(212,193)	(82,686)	(73,123)	(11)	(13)
Selling, general and administrative expenses	(36,803)	(30,461)	(13,261)	(11,426)	(21)	(16)
Operating loss	(5,192)	(26,339)	(5,280)	(7,369)	80	28
Other expense, net	(4,689)	(8,673)	(2,685)	(2,551)	46	(5)
Pretax loss	$(9,881)	$(35,012)	$(7,965)	$(9,920)	72%	20%
The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

	Housing Revenues (in thousands)	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
Nine Months Ended August 31, 2014
West Coast	$707,532	45%	1,288	26%	$549,300
Southwest	144,597	9	521	10	277,500
Central	474,937	30	2,167	44	219,200
Southeast	259,107	16	1,010	20	256,500
Total	$1,586,173	100%	4,986	100%	$318,100

Nine Months Ended August 31, 2013
West Coast	$746,232	51%	1,658	32%	$450,100
Southwest	126,515	9	545	11	232,100
Central	381,342	25	1,965	39	194,100
Southeast	216,315	15	939	18	230,400
Total	$1,470,404	100%	5,107	100%	$287,900

	Housing Revenues (in thousands)	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
Three Months Ended August 31, 2014
West Coast	$265,491	45%	458	26%	$579,700
Southwest	50,101	9	185	10	270,800
Central	179,972	31	807	45	223,000
Southeast	90,667	15	343	19	264,300
Total	$586,231	100%	1,793	100%	$327,000

Three Months Ended August 31, 2013
West Coast	$266,638	49%	555	30%	$480,400
Southwest	47,437	9	194	11	244,500
Central	154,545	28	757	41	204,200
Southeast	77,180	14	319	18	241,900
Total	$545,800	100%	1,825	100%	$299,100
West Coast. Our West Coast homebuilding reporting segment’s total revenues for the three months and nine months ended August 31, 2014 and 2013 were generated solely from housing operations. Housing revenues for the three months ended August 31, 2014 were essentially flat with the year-earlier period, as a 17% decline in the number of homes delivered was almost entirely offset by a 21% increase in the average selling price. The decrease in homes delivered reflected this segment having 3% fewer homes in backlog at the start of the 2014 third quarter. It also reflected construction schedule delays and customer mortgage loan closing disruptions that caused some deliveries in this segment to be deferred to the fourth quarter, as discussed above under “Homebuilding.” In part because of these deferred deliveries, the backlog conversion ratio in this segment decreased to 67% in the current quarter from 80% in the year-earlier quarter. The average selling price for the three months ended August 31, 2014 increased from the corresponding period of 2013 due to the combination of a greater proportion of homes delivered from higher-priced communities located in coastal submarkets within this segment, a shift in product mix to larger home sizes, an increase in design option and upgrade revenues per home, and generally rising home prices.
The pretax income generated by this segment for the three months ended August 31, 2014 increased $1.7 million from the corresponding period of 2013. This improvement primarily reflected a year-over-year decrease in other expense, net. The housing gross profit margin decreased slightly to 22.2% for the three months ended August 31, 2014 from 22.5% for the year-earlier period, mainly due to $.4 million of land option contract abandonment charges included in the current period. Selling, general and administrative expenses in the 2014 third quarter were slightly lower than in the year-earlier quarter. Other expense, net in the third quarter of 2014 decreased from the year-earlier quarter, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.

For the nine months ended August 31, 2014, housing revenues from our West Coast homebuilding reporting segment decreased 5% from the year-earlier period, reflecting a 22% decline in the number of homes delivered that was largely offset by a 22% increase in the average selling price. The decrease in homes delivered reflected a 39% lower backlog level at the beginning of 2014 compared to the previous year, and the lower backlog conversion ratio for the quarter ended August 31, 2014, partly offset by a 5% year-over-year increase in net orders for the first nine months of 2014. The lower backlog at the beginning of 2014 was due to year-over-year declines in the segment’s net orders in 2013 that reflected the ongoing shift of our community mix largely toward coastal California submarkets, delays experienced in opening new home communities for sales in those submarkets, and our emphasis on balancing home selling prices and sales pace to drive profitability. The average selling price for the nine months ended August 31, 2014 rose from the corresponding period of 2013 for the reasons described above with respect to the three-month period ended August 31, 2014.

Pretax income from this segment for the nine months ended August 31, 2014 increased by $18.1 million from the year-earlier period due to higher housing gross profits, lower selling, general and administrative expenses and a decrease in other expense, net. The housing gross profit margin rose to 21.6% for the nine months ended August 31, 2014 from 19.8% for the year-earlier period due to an increased proportion of homes delivered from higher margin communities and generally rising home prices, partly offset by higher direct construction labor and material costs. Selling, general and administrative expenses for the first nine months of 2014 decreased from the corresponding period of 2013, mainly due to a decrease in the number of homes delivered and our actions to contain costs. Other expense, net for the nine months ended August 31, 2014 decreased from the year-earlier period, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.
Southwest. In the three months and nine months ended August 31, 2014 and 2013, total revenues from our Southwest homebuilding reporting segment were generated entirely from housing operations. Housing revenues for the three months ended August 31, 2014 rose 6% from the year-earlier period, reflecting an 11% increase in the average selling price that was partly offset by a 5% decrease in the number of homes delivered. Although this segment had 11% more homes in backlog at the start of the 2014 third quarter, the number of homes delivered decreased primarily due to construction schedule delays and customer mortgage loan closing disruptions that caused some deliveries to be deferred to the fourth quarter, as discussed above under “Homebuilding.” The deferred deliveries contributed to this segment’s backlog conversion ratio declining to 76% from 88% in the year-earlier quarter. The average selling price in the third quarter of 2014 increased from the corresponding period of 2013, primarily due to a shift in community and product mix of homes delivered within our Arizona operations, and generally rising home prices.
This segment’s pretax income for the three months ended August 31, 2014 improved by $1.4 million from the corresponding period of 2013, as a decrease in other expense, net was partly offset by an increase in selling, general and administrative expenses. The housing gross profit margin decreased to 20.8% for the third quarter of 2014 from 22.2% for the year-earlier quarter, mainly due to a shift in product mix of homes delivered. Selling, general and administrative expenses increased in the third quarter of 2014 from the year-earlier quarter, reflecting higher housing revenues and increased overhead costs in our Arizona operations in conjunction with expanded land development and home selling activities. Other expense, net in the 2014 third quarter decreased from the year-earlier quarter due to lower interest expense as a result of an increase in the amount of interest capitalized.
For the nine months ended August 31, 2014, housing revenues from our Southwest homebuilding reporting segment increased 14% from the corresponding period of 2013, as a 20% increase in the average selling price was partially offset by a 4% decrease in the number of homes delivered. The year-over-year decrease in homes delivered for the nine months ended August 31, 2014 reflected fewer homes delivered from our Nevada operations and the factors that tempered deliveries in the third quarter of 2014. The average selling price for the nine months ended August 31, 2014 increased from the year-earlier period, mainly due to a shift in community and product mix of homes delivered to larger home sizes and generally rising home prices.

Pretax income from this segment for the nine months ended August 31, 2014 rose $5.6 million from the year-earlier period, reflecting an increase in housing gross profits and a decrease in other expense, net, partly offset by an increase in selling, general and administrative expenses. The housing gross profit margin was 22.2% for the nine months ended August 31, 2014 and 22.7% for the nine months ended August 31, 2013. Selling, general and administrative expenses for the first nine months of 2014 increased from the year-earlier period, primarily for the reasons described above with respect to the three-month period ended August 31, 2014. Other expense, net for the nine months ended August 31, 2014 declined from the year-earlier period due to a decrease in interest expense that reflected an increase in the amount of interest capitalized.
Central. Our Central homebuilding reporting segment’s total revenues for the three months ended August 31, 2014 and 2013 were generated entirely from housing operations. Housing revenues for the three months ended August 31, 2014 rose 16% from the third quarter of 2013 due to increases of 7% in the number of homes delivered and 9% in the average selling price. The year-over-year increase in homes delivered was attributable to our Texas operations. Although this segment had 17% more homes in backlog at the beginning of the 2014 third quarter than at the beginning of the year-earlier quarter, the number of homes delivered was tempered by construction schedule delays and customer mortgage loan closing disruptions that caused some deliveries to be deferred to the fourth quarter, as discussed above under “Homebuilding.” The impact of these deferred deliveries was reflected in this segment’s backlog conversion ratio, which decreased to 44% for the third quarter of 2014 from 48% for the year-earlier period. The average selling price for the three months ended August 31, 2014 increased from the corresponding period of 2013, primarily due to a greater proportion of homes delivered from higher-priced communities, larger home sizes, and generally rising home prices.
Pretax income from this segment for the three months ended August 31, 2014 increased $2.4 million from the three months ended August 31, 2013 due to higher housing gross profits and lower other expense, net, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 16.8% for the third quarter of 2014 from 16.6% for the third quarter of 2013 due to an increased proportion of homes delivered from higher-margin communities, partly offset by higher direct construction labor and material costs. The housing gross profit margin increased year over year despite $.6 million of land option contract abandonment charges in the current quarter. Selling, general and administrative expenses for the 2014 third quarter rose from the corresponding period of 2013, primarily due to increased variable expenses associated with the increases in both homes delivered and housing revenues. Other expense, net in the third quarter of 2014 declined to a negligible amount in the current quarter, compared to the year-earlier quarter, due to a decrease in interest expense that reflected an increase in the amount of interest capitalized.

For the nine months ended August 31, 2014, total revenues from our Central homebuilding reporting segment increased 25% from the corresponding period of 2013 primarily due to a 10% increase in the number of homes delivered and a 13% rise in the average selling price. The increase in homes delivered reflected a 16% higher backlog level in this segment at the beginning of the 2014 first quarter compared to the 2013 first quarter, and a 9% year-over-year increase in net orders for the first nine months of 2014, partly offset by the factors that tempered the number of homes delivered in this segment in the third quarter of 2014. The year-over-year increase in homes delivered in this segment was from both our Texas and Colorado operations. The average selling price for the first nine months of 2014 rose from the year-earlier period for the reasons described above with respect to the three-month period ended August 31, 2014. This segment also generated $2.6 million of revenues from land sales in the first nine months of 2014. There were no land sales in the year-earlier period.

This segment’s pretax income for the nine months ended August 31, 2014 rose $13.2 million from the year-earlier period, reflecting higher housing gross profits and lower other expense, net, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 16.2% for the nine months ended August 31, 2014 from 15.6% for the year-earlier period, mainly for the reasons described above with respect to the three months ended August 31, 2014. The housing gross profit margin for the nine months ended August 31, 2014 increased year over year despite the inclusion of $1.0 million of land option contract abandonment charges in the current period. For the nine months ended August 31, 2014, this segment also produced gross profits of $.1 million from land sales. The year-over-year increase in selling, general and administrative expenses for the first nine months of 2014 was primarily due to the reasons described above with respect to the three-month period ended August 31, 2014. Other expense, net for the nine months ended August 31, 2014 decreased from the corresponding period of 2013 due to lower interest expense as a result of an increase in the amount of interest capitalized.
Southeast. Our Southeast homebuilding reporting segment’s total revenues for the three months ended August 31, 2014 were generated solely from housing operations. Housing revenues rose 17% for the third quarter of 2014 from the year-earlier quarter due to an 8% increase in the number of homes delivered and a 9% increase in the average selling price. Most of the year-over-year increase in homes delivered from this segment was from our Florida operations. The year-over-year increase in the number of homes delivered in the third quarter of 2014 reflected an improvement in the backlog conversion rate to 53% in the current quarter from 49% a year ago. The year-over-year increase in the average selling price was primarily due to a greater proportion of homes delivered from higher-priced communities, a change in product mix to larger home sizes, and generally rising home prices.
For the three months ended August 31, 2014, the pretax results from this segment improved by $1.9 million to a pretax loss of $8.0 million, from a pretax loss of $9.9 million for the year-earlier period, primarily due to higher housing gross profits, partly offset by an inventory impairment charge of $3.4 million related to the planned future sale of our last remaining land parcel in Atlanta, Georgia, a former market where we do not have ongoing operations, and higher selling, general and administrative expenses. The housing gross profit margin increased to 12.6% for the 2014 third quarter from 5.3% for the third quarter of 2013, mainly due to a net warranty charge of $5.9 million associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida recorded in the 2013 third quarter. Selling, general and administrative expenses increased in the third quarter of 2014 from the year-earlier period due to increased variable expenses associated with the increases in both homes delivered and housing revenues, and higher administrative costs associated with ongoing water intrusion-related repairs.

For the nine months ended August 31, 2014, total revenues from our Southeast homebuilding reporting segment increased 24% from the year-earlier period due to higher housing and land sale revenues. Housing revenues rose 20% to $259.1 million for the nine months ended August 31, 2014, up from $216.3 million for the year-earlier period, reflecting increases of 8% in the number of homes delivered and 11% in the average selling price. The number of homes delivered increased primarily due to this segment having 7% more homes in backlog at the start of 2014 as compared to the year-earlier period. The year-over-year increase in homes delivered in this segment was generated from our Florida operations. The average selling price for the nine months ended August 31, 2014 rose from the year-earlier period for the reasons described above with respect to the three-month period ended August 31, 2014. This segment also generated $8.1 million of revenues from land sales in the first nine months of 2014. There were no land sales in the year-earlier period.

The pretax loss from this segment for the nine months ended August 31, 2014 improved by $25.1 million to $9.9 million, from $35.0 million in the year-earlier period, due to an increase in housing gross profits and a decrease in other expense, net, partly offset by higher selling, general and administrative expenses. This segment’s housing gross profit margin improved to 13.1% for the first nine months of 2014 from 1.9% in the year-earlier period, largely due to a net warranty charge of $23.5 million associated with water intrusion-related repairs included in the 2013 period. For the nine months ended August 31, 2014, this segment also generated a loss of $2.4 million from land sales, including the inventory impairment charge of $3.4 million related to the planned future land sale mentioned above. The year-over-year increase in selling, general and administrative expenses in the first nine months of 2014 was primarily due to the reasons described above with respect to the three months ended August 31, 2014. Other expense, net for the nine months ended August 31, 2014 reflected a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland and a decrease in interest expense that resulted from an increase in the amount of interest capitalized.
FINANCIAL SERVICES REPORTING SEGMENT
Our financial services reporting segment offers property and casualty insurance services and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. Prior to July 21, 2014, this segment also earned revenues pursuant to the terms of a marketing services agreement with Nationstar, which was our preferred mortgage lender that offered mortgage banking services, including mortgage loan originations, to our homebuyers who elected to use the lender. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of their home.

In 2013, we entered into an agreement with Nationstar to form HCM. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM. On July 21, 2014, HCM began offering an array of mortgage banking services, including mortgage loan originations, to our homebuyers, with Nationstar providing management oversight of HCM’s operations. Nationstar continued as our preferred mortgage lender until HCM’s operational launch. HCM is accounted for as an unconsolidated joint venture within our financial services reporting segment.

With the operational launch of HCM, there was an unexpected degree of mortgage loan processing disruptions generated in conjunction with the transition from our preferred mortgage lender relationship with Nationstar to HCM’s mortgage loan origination platform that deferred the closing of some mortgage loans for our customers, including mortgage loans that had initially been originated by Nationstar when it was our preferred mortgage lender. These disruptions, and various factors that delayed construction schedules in some locations, as discussed above under “Homebuilding,” tempered the number of homes we delivered as well as the pretax results generated by our financial services reporting segment for the current quarter, as some of the homes we expected to deliver in the third quarter were deferred to the fourth quarter.

Based on the number of homes delivered in the nine months ended August 31, 2014, approximately 61% of our homebuyers used HCM or Nationstar to finance the purchase of their home, compared to 58% that used Nationstar in the year-earlier period. We expect to see increases in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from HCM.

The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Revenues	$8,014	$8,195	$2,983	$3,174
Expenses	(2,563)	(2,235)	(859)	(764)
Equity in income (loss) of unconsolidated joint ventures	(289)	1,081	(277)	(6)
Pretax income	$5,162	$7,041	$1,847	$2,404

Total originations (a):
Loans	290	—	290	—
Principal	$70,345	$—	$70,345	$—
Percentage of homebuyers using HCM	64%	—%	64%	—%
Average FICO score	725	—	725	—

Loans sold to third parties (a):
Loans	51	—	51	—
Principal	$12,503	$—	$12,503	$—

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Mortgage loan origination mix (a):
Conventional/non-conventional loans	56%	—%	56%	—%
FHA loans	26	—	26	—
Other government loans	18	—	18	—
	100%	—%	100%	—%

Loan type (a):
Fixed	95%	—%	95%	—%
ARM	5	—	5	—
	100%	—%	100%	—%
(a)    Loan originations and sales occurred within HCM, which began operations on July 21, 2014.
Revenues. Our financial services operations generated revenues primarily from insurance commissions and title services. These operations also earned marketing services fees, pursuant to the marketing services agreement with Nationstar, until July 21, 2014. Financial services revenues totaled $3.0 million for the three-month period ended August 31, 2014 and $3.2 million for the three months ended August 31, 2013. For the nine-month periods ended August 31, 2014 and 2013, financial services revenues totaled $8.0 million and $8.2 million, respectively.
Expenses. General and administrative expenses totaled $.9 million for the three months ended August 31, 2014 and $.8 million for the year-earlier period. For the nine months ended August 31, 2014 and 2013, general and administrative expenses totaled $2.6 million and $2.2 million, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in loss of unconsolidated joint ventures was $.3 million for the three months ended August 31, 2014 and was negligible for the three months ended August 31, 2013. For the nine months ended August 31, 2014, the equity in loss of unconsolidated joint ventures was $.3 million, compared to equity in income of unconsolidated joint ventures of $1.1 million for the year-earlier period. The equity in loss of unconsolidated joint ventures for the three months and nine months ended August 31, 2014 primarily reflected transition costs associated with the operational launch of HCM in the 2014 third quarter. Equity in income of unconsolidated joint ventures for the nine months ended August 31, 2013 related to the wind down of KBA Mortgage, which ceased offering mortgage banking services in 2011.
INCOME TAXES
We recognized income tax expense of $.3 million for the three months ended August 31, 2014 and an income tax benefit of $.7 million for the three months ended August 31, 2013. For the nine months ended August 31, 2014, we recognized income tax expense of $.8 million, compared to an income tax benefit of $1.8 million for the nine months ended August 31, 2013. The income tax benefit for the three months ended August 31, 2013 reflected the recognition of unrecognized tax benefits associated with the expiration of a state statute of limitations. The income tax benefit for the nine months ended August 31, 2013 primarily reflected the resolution of a state tax audit in the second quarter of 2013, which resulted in a refund receivable of $1.4 million, as well as the recognition of unrecognized tax benefits of $.9 million. Due to the effects of the deferred tax asset valuation allowance, our effective tax rates for the three-month and nine-month periods ended August 31, 2014 and 2013 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax income for those periods.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required. ASC 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income. The value of our deferred tax assets will depend on applicable income tax rates. During the three months and nine months ended August 31, 2014, we reduced our deferred tax asset valuation allowance by $11.6 million and $27.0 million, respectively, to account for adjustments to our deferred tax assets associated with the pretax income generated during those periods. Our deferred tax asset valuation allowance remained unchanged during the three months ended August 31, 2013 and we reduced our deferred tax asset valuation allowance by $.4 million during the nine months ended August 31, 2013 to account for adjustments to our deferred tax assets associated with the vesting of equity-based awards in those periods.

One of the primary pieces of negative evidence that we have considered in evaluating the need for a valuation allowance has been our three-year cumulative loss position, which was largely the result of our pretax losses in 2012 and 2011. As a result of generating pretax income for the year ended November 30, 2013 and for the nine months ended August 31, 2014, we emerged from our three-year cumulative loss position in the 2014 third quarter with a three-year cumulative income position of $37.1 million as of August 31, 2014. Additionally, in the third quarter of 2014, we reported our fifth consecutive quarter of pretax income and experienced year-over-year increases in our revenues, housing gross profit margin, net orders and backlog. If these trends in our business continue, together with favorable conditions in housing markets and for the homebuilding industry, and we are profitable on a sustained basis, we believe that there could be sufficient positive evidence to support reducing a large portion of our valuation allowance in the fourth quarter of 2014.

We had no net deferred tax assets at August 31, 2014 or November 30, 2013 as we maintained a full valuation allowance against our deferred tax assets. The deferred tax asset valuation allowance decreased to $832.4 million at August 31, 2014 from $859.4 million at November 30, 2013, reflecting the $27.0 million valuation allowance adjustment recorded during the nine months ended August 31, 2014.

The benefits of our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of August 31, 2014, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing. We also have the ability to borrow funds under the Credit Facility.
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. As a result, we use our unrestricted cash balance primarily to acquire land, invest in land development and construct homes. Our investments in land and land development totaled approximately $1.19 billion for the nine months ended August 31, 2014, up 34% from $889.2 million for the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the nine-month periods ended August 31, 2014 and 2013, the majority were made in our West Coast homebuilding reporting segment. Our investments in land and land development for the remainder of 2014 will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	August 31, 2014		November 30, 2013		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	13,451	$1,641,515	12,612	$1,144,184	839	$497,331
Southwest	9,791	516,453	12,217	304,239	(2,426)	212,214
Central	19,494	577,708	22,806	411,076	(3,312)	166,632
Southeast	11,345	504,644	13,460	439,078	(2,115)	65,566
Total	54,081	$3,240,320	61,095	$2,298,577	(7,014)	$941,743
The number of lots owned or controlled under land option contracts and other similar contracts at August 31, 2014 decreased from November 30, 2013 primarily due to land option contract abandonments in the nine months ended August 31, 2014, as discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report.
Overall, the percentage of lots we controlled under land option contracts and other similar contracts decreased to 22% at August 31, 2014, compared to 37% at November 30, 2013. Generally, this percentage fluctuates with our assessments of opportunities to control (or abandon) lots under land option contracts and other similar contracts, compared to opportunities to purchase (or sell owned) lots, in accordance with our investment return and marketing standards. With our substantial inventory investments, the number of lots we owned at August 31, 2014 increased to 42,316, up 10% from 38,355 lots owned at November 30, 2013.

The increase in the carrying value of lots owned or controlled under land option contracts and other similar contracts at August 31, 2014 compared to November 30, 2013 reflected the investments we made in land and land development and the distributions of land and land development we received from Inspirada during the first nine months of 2014.
We ended our 2014 third quarter with $329.5 million of cash and cash equivalents and restricted cash, compared to $572.0 million at November 30, 2013. Our balance of unrestricted cash and cash equivalents was $297.1 million at August 31, 2014 and $530.1 million at November 30, 2013. The decrease in our unrestricted cash and cash equivalents was primarily due to investments in land and land development we made during the nine months ended August 31, 2014, partly offset by total net proceeds of $531.6 million from the underwritten public issuance of the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering. The majority of our cash and cash equivalents at August 31, 2014 and November 30, 2013 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources. Our mortgages and notes payable consisted of the following (in thousands):

	August 31, 2014	November 30, 2013	Variance
Mortgages and land contracts due to land sellers and other loans	$42,884	$13,615	$29,269
Senior notes	2,307,916	1,906,883	401,033
Convertible senior notes	230,000	230,000	—
Total	$2,580,800	$2,150,498	$430,302
Our higher debt balance at August 31, 2014 compared to November 30, 2013 was mainly due to the issuance of $400.0 million in aggregate principal amount of the 4.75% Senior Notes due 2019 in the second quarter of 2014. The terms of the 4.75% Senior Notes due 2019 are described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. We used the $531.6 million in total net proceeds from the issuance of the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering for general corporate purposes, including for land acquisition and land development. Our financial leverage, as measured by the ratio of debt to capital, was 77.6% at August 31, 2014, compared to 80.0% at November 30, 2013. Our ratio of net debt to capital at August 31, 2014 was 75.1%, compared to 74.6% at November 30, 2013. Our next scheduled maturity of senior notes is in 2015, when the $199.9 million in aggregate principal amount of our 6 1/4% senior notes becomes due.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of August 31, 2014 and November 30, 2013, we had $31.9 million and $41.5 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $32.5 million at August 31, 2014 and $41.9 million at November 30, 2013, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Unsecured Revolving Credit Facility. On March 12, 2013, we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility is further described in Note 12. Mortgages and Notes Payable in the Notes to Consolidated Financial Statements in this report. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. The maximum available amount is the lesser of (a) $200.0 million and (b) the difference of (i) 15% of our consolidated net tangible assets (as defined in the Credit Facility) and (ii) our secured debt. As of August 31, 2014, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available under the Credit Facility for cash borrowings, with up to $100.0 million of that amount available for the issuance of letters of credit.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, Leverage Ratio, and either an interest coverage ratio or a minimum level of liquidity. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements are set forth below:

•
Consolidated Tangible Net Worth. We must maintain a minimum consolidated tangible net worth equal to the sum of (a) $282.6 million; (b) 50% of cumulative positive consolidated net income after November 30, 2012, excluding consolidated net income realized from a reversal of our deferred tax asset valuation allowance after November 30, 2012; (c) 75% of any consolidated net income realized as a result of a reversal of our deferred tax asset valuation allowance after November 30, 2012; and (d) 50% of the cumulative net proceeds received from our issuance of capital stock after November 30, 2012. As of August 31, 2014, our applicable minimum consolidated tangible net worth requirement was $466.4 million.

•
Leverage Ratio. We must also maintain a Leverage Ratio of less than .850, which adjusts to less than .825 for the first and second quarters of 2015; and to less than .800 for the third quarter of 2015 and each quarter thereafter during the term of the Credit Facility.

•
Interest Coverage Ratio or Liquidity. We are also required to maintain either (a) a minimum consolidated interest coverage ratio (“Interest Coverage Ratio”), as defined under the Credit Facility, of 1.40, which adjusts to 1.60 for the fourth quarter of 2014; to 1.75 for the first and second quarter of 2015; and to 2.00 for the third quarter of 2015 and each quarter thereafter during the term of the Credit Facility; or (b) a minimum level of liquidity, but not both. Our minimum liquidity is required to be the greater of (a) $50.0 million or (b) the sum of (i) consolidated interest incurred for the four most recently ended quarters and (ii) the aggregate principal amount of indebtedness coming due in the next 12 months, provided that the highest minimum liquidity applicable under (b) is $200.0 million. As of August 31, 2014, our minimum liquidity requirement was $200.0 million.

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
The financial covenants under our Credit Facility represent the most restrictive covenants that we are subject to with respect to our mortgages and notes payable. The following table summarizes the above-described financial covenants and other requirements under the Credit Facility and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2014:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$466.4 million	$744.6 million
Leverage Ratio	<	.850	.776
Interest Coverage Ratio (a)	>	1.40	1.48
Minimum Liquidity (a)	>	$200.0 million	$297.1 million
Investments in joint ventures and non-guarantor subsidiaries	<	$284.0 million	$110.0 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$231.2 million

(a)
Under the terms of the Credit Facility, we are required to meet either the Interest Coverage Ratio or the minimum liquidity thresholds, but not both. As of August 31, 2014, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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

As of August 31, 2014, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2014, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $42.9 million, secured by inventories having a carrying value of $125.1 million.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(716,662)	$(401,459)
Investing activities	(28,082)	(11,415)
Financing activities	511,229	273,651
Net decrease in cash and cash equivalents	$(233,515)	$(139,223)
Operating Activities. Operating activities used net cash of $716.7 million in the nine months ended August 31, 2014 and $401.5 million in the corresponding period of 2013. The year-over-year change in net operating cash flows primarily reflected our increased investments in land and land development during the nine months ended August 31, 2014.
Our uses of operating cash in the nine months ended August 31, 2014 included a net increase in inventories of $784.5 million (excluding $81.7 million of land and land development distributed from Inspirada and a $33.2 million increase in inventories associated with TIFE assessment obligations tied to the land, $52.6 million of inventories acquired through seller financing, a decrease of $4.9 million in consolidated inventories not owned, and inventory impairments and land option contract abandonments of $5.2 million) in connection with our investments in land and land development, a net increase in receivables of $27.8 million, and other operating uses of $7.6 million. Partially offsetting the cash used was net income of $65.5 million and a net increase in accounts payable, accrued expenses and other liabilities of $20.4 million.
In the nine months ended August 31, 2013, our uses of operating cash included a net increase in inventories of $491.0 million (excluding $27.6 million of inventories acquired through seller financing, an increase of $4.8 million in consolidated inventories not owned and land option contract abandonments of $.3 million) in connection with our land investment and development activities, and a net increase in receivables of $7.0 million. Partially offsetting the cash used was a net increase in accounts payable, accrued expenses and other liabilities of $72.3 million, net income of $11.8 million, and other operating sources of $1.1 million.
Investing Activities. Investing activities used net cash of $28.1 million in the nine months ended August 31, 2014 and $11.4 million in the year-earlier period. The year-over-year change primarily reflected increases in both contributions to unconsolidated joint ventures and net purchases of property and equipment during the nine months ended August 31, 2014.
In the nine months ended August 31, 2014, our uses of cash included $34.0 million for contributions to unconsolidated joint ventures and $4.2 million for net purchases of property and equipment, which were partly offset by proceeds of $10.1 million from the sale of our investment in an unconsolidated joint venture in Maryland. In the nine months ended August 31, 2013, cash of $10.1 million was mainly used for contributions to HCM and two unconsolidated homebuilding joint ventures, and $1.3 million was used for net purchases of property and equipment.
Financing Activities. Financing activities provided net cash of $511.2 million in the nine months ended August 31, 2014 and $273.7 million in the nine months ended August 31, 2013. The cash provided by financing activities increased in 2014 primarily due to total net proceeds of $531.6 million received from the underwritten public issuance of the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering, partly offset by payments on mortgages and land contracts due to land sellers and other loans.

In the nine months ended August 31, 2014, cash was provided by proceeds of $400.0 million from the issuance of the 4.75% Senior Notes due 2019, net proceeds of $137.0 million from the 2014 Common Stock Offering, a decrease of $9.5 million in our restricted cash balance and $.2 million from the issuance of common stock under employee stock plans. The cash provided was partly offset by payments on mortgages and land contracts due to land sellers and other loans of $23.3 million, dividend payments on our common stock of $6.7 million, the payment of debt issuance costs of $5.4 million associated with our issuance of the 4.75% Senior Notes due 2019 and $.1 million of stock repurchases.
In the nine months ended August 31, 2013, sources of financing cash included proceeds of $230.0 million from the underwritten public issuance of the 1.375% Convertible Senior Notes due 2019, net proceeds of $109.5 million from the 2013 Common Stock Offering, $2.2 million of cash provided from the issuance of common stock under employee stock plans and a decrease of $.7 million in our restricted cash balance. The cash provided was partially offset by payments on mortgages and land contracts due to land sellers and other loans of $44.4 million, the payment of debt issuance costs of $10.1 million associated with our issuance of the 1.375% Convertible Senior Notes due 2019 and costs associated with our entry into the Credit Facility, repurchases of our common stock of $7.9 million as discussed in Note 16. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, and dividend payments on our common stock of $6.3 million.
During the three months ended August 31, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on August 21, 2014 to stockholders of record on August 7, 2014. During the three months ended May 31, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on May 15, 2014 to stockholders of record on May 1, 2014. During the three months ended February 28, 2014, our board of directors declared a cash dividend of $.0250 per share of common stock, which was paid on February 20, 2014 to stockholders of record on February 6, 2014. Cash dividends of $.0250 per share of common stock were declared and paid during each of the quarters ended February 28, 2013, May 31, 2013 and August 31, 2013. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
2014 Shelf Registration. On July 18, 2014, we filed the 2014 Shelf Registration with the SEC. The 2014 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined. The 2014 Shelf Registration replaced the 2011 Shelf Registration.
Share Repurchase Program. As of August 31, 2014, we were authorized to repurchase 4,000,000 shares of our common stock under a share repurchase program approved by our board of directors several years ago. We did not repurchase any shares of our common stock under this program in the nine months ended August 31, 2014. We have not repurchased shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors. Unrelated to the common stock repurchase plan, in connection with an amendment of the Director Plan as discussed in Note 16. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, our board of directors authorized the repurchase of no more than 680,000 shares of our common stock solely as necessary for director elections in respect of outstanding SARs under the Director Plan. We had not repurchased any shares pursuant to this board of directors authorization as of August 31, 2014.
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
Our unconsolidated joint ventures had total combined assets of $176.0 million at August 31, 2014 and $406.0 million at November 30, 2013. The combined assets of our unconsolidated joint ventures at August 31, 2014 decreased from November 30, 2013 partly due to distributions of $81.7 million of land and land development we received from Inspirada during the nine months ended August 31, 2014. In addition, we sold our interest in an unconsolidated joint venture in Maryland for $10.1 million, which resulted in a gain of $3.2 million in the first quarter of 2014 that is included in equity in income of unconsolidated joint ventures in our consolidated statement of operations for the nine months ended August 31, 2014. The decrease in the combined assets of our unconsolidated joint ventures also reflected the transfer of a $33.2 million inventory-related obligation to us in connection with the distribution of land we received from Inspirada. Our investments in unconsolidated joint ventures decreased to $73.6 million at August 31, 2014 from $130.2 million at November 30, 2013. This decrease reflected the above-mentioned transactions, partly offset by capital contributions made to various unconsolidated joint ventures during the nine months ended August 31, 2014. None of our unconsolidated joint ventures had outstanding debt at August 31, 2014 or November 30, 2013. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. As discussed in Note 7. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. We determined that as of August 31, 2014 and November 30, 2013 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2014		November 30, 2013
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$11,966	$452,258	$11,063	$616,000
Other land option contracts and other similar contracts	28,499	451,871	30,502	535,496
Total	$40,465	$904,129	$41,565	$1,151,496
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $50.1 million at August 31, 2014 and $31.0 million at November 30, 2013. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at both August 31, 2014 and November 30, 2013 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470 and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $4.0 million at August 31, 2014 and $8.9 million at November 30, 2013.
Contractual Obligations. Due to the issuance of the 4.75% Senior Notes due 2019 and an increase in our inventory-related obligations (which are discussed, respectively, in Note 12. Mortgages and Notes Payable and in Note 10. Accrued Expenses and Other Liabilities in the Notes to Consolidated Financial Statements in this report), our contractual obligations as of August 31, 2014 have changed materially from those reported in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended November 30, 2013. The following table sets forth the contractual obligations of our mortgages and notes payable, interest and inventory-related obligations as of August 31, 2014 (in thousands):

	Total	2014	2015-2016	2017-2018	Thereafter
Contractual obligations:
Mortgages and notes payable	$2,580,800	$10,265	$232,504	$561,918	$1,776,113
Interest	892,133	67,177	314,323	268,447	242,186
Inventory-related obligations (a)	53,708	1,613	5,402	2,323	44,370
Total	$3,526,641	$79,055	$552,229	$832,688	$2,062,669

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
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended August 31, 2014 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2013.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
For the remainder of 2014, we expect generally favorable conditions in most of our served markets to continue based on their current supply and demand dynamics and fundamental trends in population, demographic and household formation growth. We anticipate these conditions will drive additional order activity, as we experienced an appreciable increase in traffic levels to our new home communities open for sales in the 2014 third quarter that we believe is evidence of pent-up demand for new housing and broad interest in our product offerings. However, the pace at which demand grows, and its strength, will largely be dependent on economic, job and income improvement, consumer confidence, mortgage loan underwriting standards and interest rates. In this environment, we believe we are well-positioned to capture potential increases in demand that will create greater opportunities for us to achieve further success in the markets where we operate.
We generated improved results in the first nine months of 2014 compared to the year-earlier period from our ongoing execution on our integrated strategic land investment/community count growth, revenue optimization and profitability initiatives. For the remainder of 2014, we plan to continue to prioritize expanding our community count through additional investments in land and land development and increasing revenues and profitability per home delivered. With respect to the 2014 fourth quarter, we anticipate that an increase in the proportion of homes delivered from our California coastal markets — stemming from a higher number of new home communities open for sales, third quarter net orders and deferred deliveries from the third quarter — will help drive double-digit year-over-year growth in our overall average selling price. We also expect that our overall revenues, housing gross profits and net income will rise in the 2014 fourth quarter as compared to the year-earlier quarter, and that our housing gross profit margin and selling, general and administrative expenses as a percentage of housing revenues will improve sequentially from the 2014 third quarter.
Generating net orders from a greater number of new home communities open for sales within our current geographic footprint in conjunction with our focus on optimizing the performance of these communities to produce revenue growth and leveraging operational efficiencies to expand our housing gross profit margins will be the primary drivers of our progress on our financial and operational goals for the remainder of 2014 and into 2015. To expand our community count, during the nine months ended August 31, 2014, we invested approximately $1.2 billion in land and land development. We expect our full year investment in land and land development to be approximately $1.6 billion. Reflecting our substantial inventory-related investments, our average community count for the nine months ended August 31, 2014 grew 8% from the year-earlier period, and we anticipate that our 2014 fourth quarter average community count will be up 10% year over year. We ended the 2014 third quarter with 200 new home communities open for sales, our highest level in three years. Our third quarter-end community count has increased 20% in the past two years. We expect that our ending community count as of November 30, 2014 will increase approximately 15% from November 30, 2013 and position us for significant growth opportunities in 2015.
In conjunction with continued activations of certain land previously held for future development, we will evaluate and execute on opportunities to monetize other land assets to help support our top-line growth plans.
Taken together, we believe the continued execution on our present strategic initiatives will enable us to generate profitable growth in the fourth quarter of 2014 and for the full year. In the fourth quarter of 2014, we expect our overall backlog conversion ratio to improve from the third quarter to a range of 65% to 70%, and we anticipate delivering approximately 2,200 to 2,400 homes. For our 2014 fiscal year, we expect to deliver between 7,200 and 7,400 homes.
While the strength and durability of the present housing recovery, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regards to housing and mortgage loan financing policies), among other factors, and we caution that our future quarterly results could fluctuate, we expect to be profitable for 2014, and to achieve sustained earnings growth and long-term value creation for our stockholders in the years ahead if and as housing markets continue to improve.
Forward-Looking Statements
Investors are cautioned that certain statements contained in this report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts, stockholders and others during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements that we may make or provide concerning future financial or operating performance (including without limitation future revenues, community count, homes delivered, net orders, selling prices, sales pace per new home community, expenses, expense ratios, housing gross profit margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of our backlog (including amounts that we expect to realize upon delivery of homes included in our backlog and the timing of those deliveries), the value of our net orders, potential future asset acquisitions and the impact of completed acquisitions, future share issuances or repurchases, future debt issuances, repurchases or redemptions and possible future actions are also forward-looking statements as defined by the Act. Forward-looking statements are based on our current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.
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

•
our ability to successfully implement our current and planned strategies and initiatives with respect to product, geographic and market positioning (including our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open additional new home communities for sales, sell higher-priced homes and more design options, increase the size and value of our backlog, and our operational and investment concentration in markets in California), revenue growth, asset optimization (including by effectively balancing home sales prices and sales pace in our new home communities), asset activation, local field management and talent investment, and overhead reduction and cost management;

•	consumer traffic to our new home communities open for sales and consumer interest in our product designs and offerings, particularly higher-income consumers;

•	cancellations and our ability to realize our backlog by converting net orders to home deliveries;

•	our home sales and delivery performance, particularly in key markets in California;

•	the manner in which our homebuyers are offered and whether they are able to obtain mortgage loans and mortgage banking services;

•	the performance of HCM;

•	information technology failures and data security breaches; and

•	other events outside of our control.
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
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of August 31, 2014 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2014	$—	—%
2015	199,884	6.3
2016	—	—
2017	262,553	9.5
2018	299,366	7.3
Thereafter	1,776,113	6.1
Total	$2,537,916	6.6%
Fair value at August 31, 2014	$2,732,078
For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2013.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2014.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Other Matters
In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2013.

Item 6. Exhibits

Exhibits

3.2	Amended and Restated By-Laws of KB Home, filed as an exhibit to our Current Report on Form 8-K dated July 17, 2014 (File No. 001-09195), is incorporated by reference herein.

4.30	Form of 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

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

10.49
Third Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 17, 2014, filed as an exhibit to our Registration Statement No. 333-197521 on Form S-8 (File No. 001-09195), is incorporated by reference herein.

10.50	Amendment to Amended and Restated KB Home 1999 Incentive Plan Non-Qualified Stock Option Agreement, effective July 17, 2014.

10.51	Amendment to KB Home 2001 Stock Incentive Plan Stock Option Agreement, effective July 17, 2014.

10.52	Amendment to KB Home Performance Based Incentive Plan for Senior Management Stock Option Agreement, effective July 17, 2014.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and nine months ended August 31, 2014 and 2013, (b) Consolidated Balance Sheets as of August 31, 2014 and November 30, 2013, (c) Consolidated Statements of Cash Flows for the nine months ended August 31, 2014 and 2013, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	October 9, 2014	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 9, 2014	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

3.2	Amended and Restated By-Laws of KB Home, filed as an exhibit to our Current Report on Form 8-K dated July 17, 2014 (File No. 001-09195), is incorporated by reference herein.

4.30	Form of 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

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

10.49
Third Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 17, 2014, filed as an exhibit to our Registration Statement No. 333-197521 on Form S-8 (File No. 001-09195), is incorporated by reference herein.

10.50	Amendment to Amended and Restated KB Home 1999 Incentive Plan Non-Qualified Stock Option Agreement, effective July 17, 2014.

10.51	Amendment to KB Home 2001 Stock Incentive Plan Stock Option Agreement, effective July 17, 2014.

10.52	Amendment to KB Home Performance Based Incentive Plan for Senior Management Stock Option Agreement, effective July 17, 2014.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and nine months ended August 31, 2014 and 2013, (b) Consolidated Balance Sheets as of August 31, 2014 and November 30, 2013, (c) Consolidated Statements of Cash Flows for the nine months ended August 31, 2014 and 2013, and (d) Notes to Consolidated Financial Statements.