Form 10-K
period 2014-11-30
KB HOME
filed 2015-01-22
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2014
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
Large accelerated filer  ☒        Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on May 31, 2014 was $1,685,794,111, including 10,501,844 shares held by the registrant’s grantor stock ownership trust and excluding 13,066,515 shares held in treasury.
There were 91,953,911 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2014. The registrant’s grantor stock ownership trust held an additional 10,335,461 shares of the registrant’s common stock on that date.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2014

PART I

Item 1.	BUSINESS
General
KB Home is one of the largest and most recognized homebuilding companies in the U.S. and has been building homes for nearly 60 years. We construct and sell homes through our operating divisions under the name KB Home. Unless the context indicates otherwise, the terms “we,” “our” and “us” used in this report refer to KB Home, a Delaware corporation, and its predecessors and subsidiaries.
Beginning in 1957 and continuing until 1986, our business was conducted by various subsidiaries of Kaufman and Broad, Inc. (“KBI”) and its predecessors. In 1986, KBI transferred all of its homebuilding and mortgage banking operations to us. Shortly after the transfer, we completed an initial public offering of 8% of our common stock and began operating under the name Kaufman and Broad Home Corporation. In 1989, we were spun-off from KBI and became an independent public company. In 2001, we changed our name to KB Home.
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
Through our four homebuilding reporting segments, we delivered 7,215 homes at an average selling price of $328,400 during the year ended November 30, 2014, compared to 7,145 homes delivered at an average selling price of $291,700 during the year ended November 30, 2013. Our homebuilding operations represent most of our business, accounting for 99.5% of our total revenues in 2014 and 99.4% of our total revenues in 2013.
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. In addition, since July 2014, this segment has offered mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through Home Community Mortgage, LLC (“HCM”). HCM is an unconsolidated joint venture we formed in January 2013 with Nationstar Mortgage LLC (“Nationstar”). Beginning early in 2012 and continuing until HCM’s operational launch, Nationstar was our preferred mortgage lender, offering mortgage banking services, including mortgage loan originations, to our homebuyers, and our financial services reporting segment earned revenues from the performance of certain marketing services under an agreement with Nationstar. Our financial services operations accounted for .5% of our total revenues in 2014 and .6% of our total revenues in 2013.
For the year ended November 30, 2014, we generated total revenues of $2.40 billion and net income of $918.3 million, compared to total revenues of $2.10 billion and net income of $40.0 million for the year ended November 30, 2013.
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

Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas
Central	Colorado	Denver
	New Mexico	Albuquerque
	Texas	Austin, Dallas, Fort Worth, Houston and San Antonio
Southeast	Florida	Daytona Beach, Jacksonville, Lakeland, Orlando, Palm Coast, Punta Gorda, Sarasota, Sebastian-Vero Beach and Tampa
	Maryland	Baltimore and Rockville
	North Carolina	Raleigh
	Virginia	Washington, D.C.

Segment Operating Information. The following table presents certain operating information for our homebuilding reporting segments for the years ended November 30, 2014, 2013 and 2012 (dollars in millions, except average selling price):

	Years Ended November 30,
	2014	2013	2012
West Coast:
Homes delivered	1,913	2,179	1,945
Percentage of total homes delivered	27%	31%	31%
Average selling price	$569,700	$467,800	$388,300
Total revenues (a)	$1,089.9	$1,020.2	$755.3
Southwest:
Homes delivered	736	738	683
Percentage of total homes delivered	10%	10%	11%
Average selling price	$271,100	$237,500	$193,900
Total revenues	$199.5	$175.3	$132.4
Central:
Homes delivered	3,098	2,841	2,566
Percentage of total homes delivered	43%	40%	41%
Average selling price	$223,800	$198,900	$170,100
Total revenues (a)	$698.4	$565.1	$436.4
Southeast:
Homes delivered	1,468	1,387	1,088
Percentage of total homes delivered	20%	19%	17%
Average selling price	$263,600	$233,900	$206,200
Total revenues (a)	$401.9	$324.4	$224.3
Total:
Homes delivered	7,215	7,145	6,282
Average selling price	$328,400	$291,700	$246,500
Total revenues (a)	$2,389.6	$2,085.0	$1,548.4

(a)	Total revenues include revenues from housing and land sales.

Unconsolidated Joint Ventures. The above table does not include homes delivered or revenues from unconsolidated joint ventures in which we participate. These unconsolidated joint ventures acquire and develop land in various markets where our homebuilding operations are located and, in some cases, build and deliver homes on the land developed.
Strategy
Since 1997, we have followed the principles of an operational business model that we call KBnxt. KBnxt provides the core framework under which we have established the primary operational and strategic goals for our homebuilding business. We believe the principles of KBnxt set us apart from other high-production homebuilders and provide the foundation for our long-term growth.
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

•
managing our working capital and reducing our operating risks by acquiring primarily developed and entitled land at reasonable prices in identified preferred markets and submarkets that meet our investment return standards and market positioning (or “marketing”) strategy;

•
using our knowledge of consumer preferences to design, offer, construct and deliver products that meet the needs and interests of the largest demographic of homebuyers in our served markets. Historically, this demographic has been comprised of first-time and move-up homebuyers;

•
in general, commencing construction of a home only after a purchase contract has been signed with a buyer and preliminary credit approval or other evidence of the buyer’s financial ability to purchase the home has been obtained;

•	building a backlog of orders and minimizing the cycle time from the start of construction to the delivery of homes to buyers;

•	establishing an even flow production of high-quality homes at the lowest possible cost; and

•
offering customers a distinct homebuying experience designed to offer the best combination of value and choice through affordable sales prices plus the opportunity to customize their homes as they desire with choices of lot location within a community, various house elevations and floor plans (“product premiums”) and numerous interior and exterior design options and upgrades available at our design studios.

While we consider KBnxt to be integral to our success in the homebuilding industry, there can be market-driven circumstances where we believe it is necessary or appropriate to temporarily deviate from certain of its principles. These deviations may include starting construction on a small number of homes in a community before corresponding purchase contracts are signed with buyers to more quickly meet customer delivery expectations and generate revenues; or acquiring undeveloped or unentitled land parcels that otherwise fit within our marketing strategy and meet our investment return standards. Other circumstances may arise in the future that lead us to make specific short-term shifts from the principles of KBnxt.
Strategic and Operational Focus. Guided by KBnxt, over the last few years we have broadly transformed the scope, scale and orientation of our business both geographically and operationally amid significant and at times rapid changes in the housing market environment. We have done this by focusing primarily on three integrated strategic goals:

•	achieving and maintaining profitability at the scale of prevailing market conditions;

•	generating cash and strengthening our balance sheet; and

•	positioning our business to capitalize on future growth opportunities.
Within this strategic framework, from mid-2006 to 2011, we navigated a severe and prolonged housing downturn that was exacerbated by a deep global economic recession by shifting resources from underperforming areas to markets and submarkets we identified as having stronger long-term prospects; implementing measures to bolster our balance sheet, including opportunistic capital markets transactions and continuous efforts to improve our operating efficiencies and lower our overhead costs; and redesigning and re-engineering our products. Though we experienced declines in net orders and revenues, and generated losses, we believe the steps we took during the housing downturn helped us maintain a solid operational platform positioned for future growth.
As a housing recovery began to take shape in 2012, we moved quickly with the increased demand for housing and improving economic conditions to take advantage of opportunities to expand our business and to restore profitability. We initiated an aggressive land acquisition and land development investment strategy to position more of our new home communities in attractive, land-constrained locations featuring higher-income buyers, and we further refined our product offerings to meet these buyers’ preferences both for larger homes and to include more design options and upgrades with the construction of their homes. With the housing recovery’s continued, though uneven, progress from 2012 through the date of this report, we have undertaken steps to accelerate our growth by investing approximately $3.17 billion in land and land development, leveraging the strengths of our operational platform and KBnxt principles, and re-orienting our top strategic priorities to focus on increasing our community count in preferred submarkets, enhancing profitability per home delivered and generating higher revenues. We use the term “community count” to refer to the number of communities open for sales with at least five homes/lots left to sell. From these strategic actions and additional growth initiatives that are discussed further below under “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have produced significant improvement in our financial results since 2012, and have been profitable for each of the last two fiscal years.
We believe we can sustain our positive growth trajectory in 2015 by continuing to execute on our top strategic priorities of the last few years, as well as by evolving our strategic priorities to also focus on enhancing our asset efficiency and increasing returns. We also intend to pursue the following interrelated operational objectives, subject to conditions in the housing markets, the overall economy and the capital, credit and financial markets:

•
Generating Returns on Targeted Land Investment: Maintaining ownership or control of a forecasted three-to-five year base supply of developed or developable land subject to our investment return and marketing standards while accelerating our land development activities, predominantly in attractive growth markets. We invested approximately $1.47 billion in land and land development in 2014 and approximately $1.14 billion in 2013. This substantial investment contributed to year-over-year increases in our community count, revenues, average selling prices and housing gross profits in 2014. While we intend to selectively acquire or control additional land parcels that meet our investment return and marketing standards in 2015, given our present land pipeline, we expect our investment in land and land development will moderate on an overall basis compared to the prior year, and that a higher proportion of our investment will be dedicated to land development in order to advance the conversion of our owned land into new home communities open for sales and, in turn, generate additional net orders, homes delivered, revenues and cash. With this investment orientation, we anticipate that our community count in 2015 will be higher than in 2014, depending on sales absorption rates and the timing of community close-outs.

Our land development activities include activating land previously held for future development in markets as and where conditions support such action. In 2013, we identified 20 communities for activation, primarily in California and Texas, representing approximately 1,700 lots, and delivered 363 homes from these communities in 2014. In 2014, we identified 21 communities for activation, primarily in Arizona, California and Florida, representing approximately 2,300 lots. We expect to deliver homes and to realize the associated revenues from these activated assets beginning in 2015. In addition to activating land previously held for future development, we will continue to evaluate opportunities to monetize our investment in such assets through land sales to help support our top-line growth.

•
Net Order Value Growth: In tandem with our community count expansion and land investment and activation initiatives, optimizing our land assets by increasing revenues per community open for sales through an intense focus on balancing sales pace and selling prices. In addition, through KBnxt, we have opportunities to generate incremental earnings from the higher home selling prices that accompany sales of lot and product premiums and design studio options and upgrades. In 2014, our KBnxt-based sales strategies helped to grow the year-over-year value of our net orders by 20%, following a 24% year-over-year rise in 2013. Our net order value for a given period represents the potential future housing revenues associated with net orders, including various lot and product premiums, and homebuyer spending on design studio options and upgrades for homes in backlog during the same period.

•
Organizational and Production Efficiency: Continuously working to expand our housing gross profit margins by aligning our management resources, personnel levels and overhead costs with our growth platform, community count and home delivery expectations and business needs, and by streamlining and constantly improving, to the extent possible, our home construction process and operational activities. In addition to even flow production scheduling, our home construction process includes developing and refining a standardized set of value-engineered home designs in ways that allow us to meet the needs of our primary customer base in a variety of different markets, shorten cycle times and lower direct construction costs. It also includes taking advantage of economies of scale in contracting for building materials and subcontracted trade labor, and leveraging our organizational infrastructure in our served markets.

Promotional Marketing Strategy. Our promotional marketing efforts are centered on differentiating the KB Home brand from resale homes and from new homes sold by other homebuilders. These efforts increasingly involve interactive Internet-based applications, social media outlets and other evolving communication technologies. In marketing our distinct homebuying experience, we emphasize how we partner with our homebuyers to create a home built to their individual preferences in design, floor plan, elevation, square footage and lot location, and give them the ability to significantly customize their home to suit their needs and interests. At each of our operating divisions, we have in-house teams of sales representatives, design consultants and other personnel who work with each homebuyer to create a home that meets the homebuyer’s preferences and budget.
Our design studios are a key component of our distinct homebuying experience and help increase the revenues we generate from home sales. These showrooms, which are generally centrally located within our served markets and increasingly utilize electronic displays and virtual design tools, allow our homebuyers to customize their home by selecting from a wide variety of design options and upgrades that are available at no cost or for purchase as part of the original construction of their home. The coordinated efforts of our sales representatives and design studio consultants are intended to generate higher customer satisfaction and lead to enhanced customer retention and referrals. In 2014, we began the process of updating the look and layout of our design studios to better showcase the option choices available to our homebuyers.  As of the date of this report, most of our design studios had been upgraded. We plan to continue updating our design studios in 2015.
Sustainability. We have made a dedicated effort to further differentiate ourselves from other homebuilders and resale homes through our ongoing commitment to become a leading national company in environmental sustainability. Under this commitment, we:

•	refine our products and construction process to limit the materials needed to build our homes, and continuously look at ways to reduce construction and office waste;

•	build all of our new homes to the U.S. Environmental Protection Agency’s (“EPA”) ENERGY STAR® Version 3 standards;

•	build an increasing percentage of our homes to meet the EPA’s Watersense® specifications for water use efficiency;

•	build our homes with Watersense labeled fixtures;

•	seek out and utilize innovative technologies and systems to further improve the energy and water efficiency of our homes;

•
engage in campaigns and other educational efforts, sometimes together with other companies, organizations and groups, to increase consumer awareness of the importance and impact of sustainability in selecting a home and the products within a home;

•
developed an Energy Performance Guide®, or EPG®, that informs our homebuyers of the relative energy efficiency and the related estimated monthly energy costs and potential energy cost savings of each of our homes as designed, compared to typical new and existing homes; and

•	created and are adding more net-zero energy and zero freshwater design options, under a program called Double ZeroHouse™ 3.0, that are available in select markets.
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
Local Expertise
To help ensure consistent execution within our organization, our employees are continuously trained on KBnxt principles and are evaluated, in part, based on their achievement of relevant operational objectives. We believe that our business benefits from having in-depth knowledge of local markets that enables us to acquire land in preferred locations consistent with our investment return and marketing standards, to engage subcontractors, to develop new home communities and offer products that meet local demand, to anticipate consumer tastes in specific markets, and to assess local regulatory environments. Accordingly, we operate our business through divisions with experienced management teams and trained personnel who have local market expertise. Though we centralize certain functions (such as promotional marketing, legal, purchasing administration, product development, architecture and accounting) to benefit from economies of scale, our local management exercises considerable autonomy in identifying land acquisition opportunities, developing land, implementing product, marketing and sales strategies, and controlling costs.
Community Development and Land Inventory Management
Our community development process generally consists of four phases: land acquisition, land development, home construction and delivery of completed homes. Historically, our community development process has ranged from six to 24 months in our West Coast homebuilding reporting segment, with a somewhat shorter duration in our other homebuilding reporting segments. The community development process varies based on, among other things, the extent and speed of required government approvals and utility service activations, the overall size of a particular community, the scope of necessary site preparation activities, the type of product(s) that will be offered, weather conditions, promotional marketing results, the availability of subcontracted trade labor and building materials, consumer demand and local and general economic and housing market conditions.
Although they vary significantly in size and complexity, our communities typically consist of 30 to 250 lots ranging in size from 1,900 to 11,500 square feet. In our communities, we typically offer three to 15 home design choices. We also generally build one to three model homes at each community so that prospective buyers can preview various products available. Depending on the community, we may offer premium lots containing more square footage, better views and/or location benefits. Some of our communities consist of multiple-story structures that encompass several attached condominium-style units.
The following table summarizes our average community count by homebuilding reporting segment:

For the Years Ended November 30,	West Coast	Southwest	Central	Southeast	Total
2014	43	21	84	52	200
2013	41	18	82	41	182
Land Acquisition and Land Development. We continuously evaluate land acquisition opportunities against our investment return and marketing standards, balancing competing needs for financial strength, liquidity and land inventory for future growth. In many cases, we are able to leverage our long-standing business relationships and reputation with local land sellers, our financial resources and our steady operating history to secure opportunities ahead of other homebuilders, developers or investors. When we acquire land, we generally focus on land parcels containing fewer than 250 lots that are fully entitled for residential construction and are either physically developed to start home construction (referred to as “finished lots”) or partially finished. Acquiring finished or partially finished lots enables us to construct and deliver homes with minimal additional development work or expenditures. However, depending on market conditions and available opportunities, including opportunities to secure certain finished lots or property in land-constrained or very active submarkets, we may acquire undeveloped and/or unentitled land. We may also invest in projects that require us to repurpose and re-entitle property for residential use, such as in-fill developments. We expect that the overall balance of undeveloped, unentitled, entitled, partially finished and finished lots in our inventory will vary over time, and in implementing our strategic growth initiatives, we may acquire a greater proportion of undeveloped or unentitled land in the future if and as the availability of reasonably priced finished or partially finished lots diminishes. The community development process for undeveloped and/or unentitled land is typically much longer than the process for finished or partially finished lots, which extends the time by which we can realize a return on our investment in such land.

Consistent with KBnxt, we target geographic areas for potential land acquisitions and community development based on the results of periodic surveys of both new and resale homebuyers in particular markets, prevailing local economic conditions, the supply and type of homes available for sale, and other research activities. Local, in-house land acquisition specialists analyze specific geographic areas to identify desirable land acquisition targets or to evaluate whether to dispose of an existing land interest. We also use studies performed by third-party specialists. Using this internal and external data, some of the factors we consider in evaluating land acquisition targets or potential land interest dispositions are consumer preferences; general economic conditions; prevailing and expected home sales activity and the selling prices and pricing trends of comparable new and resale homes in the subject submarket; proximity to metropolitan areas and employment centers; population, household formation, demographic, and employment and commercial growth patterns; household income levels; availability of developable land parcels at reasonable cost, including estimated costs of completing land development and selling homes; our operational scale and experience in the subject submarket; and regulatory and environmental compliance matters.
We generally structure our land acquisition and land development activities to minimize, or to defer the timing of, expenditures, which improves our returns associated with land-related investments. While we use a variety of techniques to accomplish this, we typically use contracts that give us an option or similar right to acquire land at a future date, usually at a pre-determined price and for a small initial option or earnest money deposit payment. These contracts may also permit us to partially develop the underlying land prior to our acquisition and/or condition our acquisition on our satisfaction with the feasibility of developing the subject land and selling homes on the land by a certain future date. We refer to land subject to such option or similar rights as being “controlled.” Our decision to exercise a particular land option or similar right is based on the results of due diligence and continued market viability analysis we conduct after entering into such a contract. In some cases, our decision to exercise a land option or similar right may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date.
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
Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. However, depending on the circumstances, our initial option or earnest money deposit may or may not be refundable to us if we abandon the related land option contract or other similar contract and do not complete the acquisition of the underlying land. In addition, if we abandon a land option contract or other similar contract, we usually cannot recover the pre-acquisition costs we incurred after we entered into the contract, including those related to our due diligence and other evaluation activities and/or partial development of the subject land, if any. From time to time, in a few instances, we may have an obligation to complete or pay for the completion of a certain degree of land development even if we do not plan to build and deliver homes on the related property.
Before we commit to any land acquisition, our senior corporate and regional management evaluate the asset based on the results of our local specialists’ due diligence, third-party data and a set of defined financial measures, including, but not limited to, housing gross profit margin and specific discounted, after-tax cash flow internal rate of return requirements. The criteria guiding our land acquisition and disposition decisions have resulted in our maintaining inventory in areas that we believe generally offer better returns for lower risk.
Our inventories include land we are holding for future development, which is comprised of land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a particular community by delaying improvements for a period of time to, for instance, allow earlier phases of a long-term, multi-phase community or a neighboring community to generate sales momentum or for market conditions to improve. We resume development activity when we believe our investment in this inventory will be optimized or, in some instances, to accelerate sales and/or our return on investment. As discussed above under “Strategy,” in recent years we have activated land previously held for future development as part of our strategic growth initiatives, and we will continue to look for additional opportunities in 2015 to activate or otherwise monetize such assets.
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2014 and 2013:

	Homes Under Construction and Land Under Development		Land Held for Future Development		Land Under Option		Total Land Owned or Under Option
	2014	2013	2014	2013	2014	2013	2014	2013
West Coast	5,467	4,414	3,157	3,348	4,210	4,850	12,834	12,612
Southwest	6,985	2,318	2,255	7,552	317	2,347	9,557	12,217
Central	13,692	10,873	1,339	1,451	4,098	10,482	19,129	22,806
Southeast	4,618	3,734	3,879	4,665	2,181	5,061	10,678	13,460
Total	30,762	21,339	10,630	17,016	10,806	22,740	52,198	61,095
Reflecting our geographic diversity and relatively balanced operational footprint, as of November 30, 2014, 25% of the inventory lots we owned or controlled were located in our West Coast homebuilding reporting segment, 18% were in our Southwest homebuilding reporting segment, 37% were in our Central homebuilding reporting segment and 20% were in our Southeast homebuilding reporting segment.
The following table presents the carrying value of inventory we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2014 and 2013 (in thousands):

	Homes Under Construction and Land Under Development		Land Held for Future Development		Land Under Option		Total Land Owned or Under Option
	2014	2013	2014	2013	2014	2013	2014	2013
West Coast	$1,257,776	$797,540	$284,889	$297,420	$53,815	$49,224	$1,596,480	$1,144,184
Southwest	398,436	141,153	138,367	157,924	1,902	5,162	538,705	304,239
Central	550,761	383,210	22,957	15,193	14,336	12,673	588,054	411,076
Southeast	359,482	265,708	121,468	158,992	14,198	14,378	495,148	439,078
Total	$2,566,455	$1,587,611	$567,681	$629,529	$84,251	$81,437	$3,218,387	$2,298,577
Home Construction and Deliveries. Following the acquisition of land and, if necessary, the development of the land into finished lots, we typically begin constructing model homes and marketing homes for sale. We have developed and refined a standardized set of value-engineered home designs to enhance our construction efficiency. The time required for construction of our homes also depends on conditions such as the weather, time of year, availability of subcontracted trade labor and building materials and other factors. To minimize the costs and risks of unsold homes in production, we generally begin construction of a home only when we have a signed purchase contract with a buyer and we have obtained preliminary credit approval or other evidence of the buyer’s financial ability to purchase the home. However, cancellations of home purchase contracts prior to the delivery of the underlying homes, the construction of attached products with some unsold units, or specific strategic considerations will result in our having unsold homes in production.
We act as the general contractor for the majority of our communities, and engage general contractors in all other instances, and we, or such engaged general contractors, contract with experienced subcontractors to supply all trade labor and to procure some of the building materials required for all production activities. All subcontracted trade labor are exclusively employees or independent contractors of the subcontractors — none are our employees. Our contracts with our subcontractors require that they comply with all laws applicable to their work, including wage and safety laws, meet performance standards, and follow local building codes and permits. We have established national and regional purchasing programs for certain building materials, appliances, fixtures and other items to take advantage of economies of scale and garner better pricing and more reliable supply and, where available, participate in manufacturer or supplier rebate programs. At all stages of production where we act as general contractor, our administrative and on-site supervisory personnel oversee and coordinate the activities of subcontractors in an effort to meet our production schedules and quality standards.
Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing. The amount of the deposit required varies among markets and communities. Homebuyers also may be required to pay additional deposits when they select design options and upgrades for their homes. Most of our home purchase contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer’s deposits. However, we generally permit our homebuyers to cancel their obligations and obtain refunds of all or a portion of their deposits in the event mortgage financing cannot be obtained within a certain period of time, as specified in their contract. We define our cancellation rate for a given period as the total number of contracts for new homes canceled divided by the total new (gross) orders for homes during the same period. Our cancellation rate for the year ended November 30, 2014 was 31%, compared to a cancellation rate of 32% for the previous year. Our cancellation rates and the factors affecting our cancellation rates are further discussed below under “Item 1A. Risk Factors” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our backlog at November 30, 2014 consisted of 2,909 homes, up 14% from 2,557 homes in backlog at November 30, 2013, largely reflecting a year-over-year increase in our net orders. Our backlog at November 30, 2014 represented potential future housing revenues of approximately $914.0 million, a 34% increase from potential future housing revenues of approximately $682.5 million at November 30, 2013, primarily due to a higher overall average selling price. Our backlog conversion ratio, defined as homes delivered in a quarter as a percentage of backlog at the beginning of that quarter, will vary from quarter to quarter, depending on the number of homes in our backlog that are under construction, home construction pace, cancellations and the number of homes we sell and deliver within a quarter.
Our net orders for the year ended November 30, 2014 increased to 7,567 from 7,125 for the year ended November 30, 2013, marking the fourth consecutive year that full-year net orders have increased from the previous year. The value of the net orders we generated for the year ended November 30, 2014 increased 20% to $2.58 billion from $2.16 billion for the prior year. Our net order value for a given period represents the potential future housing revenues associated with net orders, including various lot and product premiums, and homebuyer spending on design options and upgrades for homes in backlog during the same period. Our net order value may be further impacted by changes related to cancellations and change orders between periods.
The following tables present our homes delivered, net orders (number of net orders and value), cancellation rates and ending backlog (number of homes and value) by homebuilding reporting segment for each quarter during the years ended November 30, 2014 and 2013:

	West Coast	Southwest	Central	Southeast	Total
Homes delivered
2014
First	346	161	595	340	1,442
Second	484	175	765	327	1,751
Third	458	185	807	343	1,793
Fourth	625	215	931	458	2,229
Total	1,913	736	3,098	1,468	7,215
2013
First	509	140	571	265	1,485
Second	594	211	637	355	1,797
Third	555	194	757	319	1,825
Fourth	521	193	876	448	2,038
Total	2,179	738	2,841	1,387	7,145

	West Coast	Southwest	Central	Southeast	Total
Net orders
2014
First	506	181	757	321	1,765
Second	583	211	1,085	390	2,269
Third	529	198	745	355	1,827
Fourth	468	282	652	304	1,706
Total	2,086	872	3,239	1,370	7,567
2013
First	530	199	653	289	1,671
Second	587	189	968	418	2,162
Third	427	180	743	386	1,736
Fourth	371	188	663	334	1,556
Total	1,915	756	3,027	1,427	7,125

Net orders — value, in thousands
2014
First	$299,283	$48,388	$168,973	$83,528	$600,172
Second	344,671	56,512	250,381	111,592	763,156
Third	305,840	50,692	178,657	94,059	629,248
Fourth	267,796	75,040	157,673	86,866	587,375
Total	$1,217,590	$230,632	$755,684	$376,045	$2,579,951
2013
First	$261,342	$43,706	$133,492	$68,263	$506,803
Second	292,769	49,246	198,621	99,002	639,638
Third	227,119	44,885	160,566	96,352	528,922
Fourth	194,888	53,248	144,255	89,311	481,702
Total	$976,118	$191,085	$636,934	$352,928	$2,157,065

Cancellation rates
2014
First	21%	27%	37%	29%	30%
Second	19	25	31	30	28
Third	19	24	38	32	31
Fourth	27	24	43	43	37
Total	21%	25%	37%	34%	31%
2013
First	23%	22%	39%	34%	32%
Second	20	23	32	22	27
Third	25	24	41	27	33
Fourth	29	25	44	31	36
Total	24%	24%	39%	28%	32%

	West Coast	Southwest	Central	Southeast	Total
Ending backlog — homes
2014
First	580	208	1,510	582	2,880
Second	679	244	1,830	645	3,398
Third	750	257	1,768	657	3,432
Fourth	593	324	1,489	503	2,909
2013
First	705	242	1,231	585	2,763
Second	698	220	1,562	648	3,128
Third	570	206	1,548	715	3,039
Fourth	420	201	1,335	601	2,557

Ending backlog — value, in thousands
2014
First	$328,676	$57,648	$320,926	$144,303	$851,553
Second	389,402	67,060	405,850	163,565	1,025,877
Third	463,643	69,621	396,838	174,038	1,104,140
Fourth	355,651	82,140	334,007	142,227	914,025
2013
First	$287,970	$54,604	$235,759	$125,560	$703,893
Second	337,878	48,524	296,949	143,262	826,613
Third	276,031	48,646	315,900	167,906	808,483
Fourth	206,308	50,858	279,424	145,899	682,489
Land and Raw Materials
Based on our current strategic plans, we strive to own or control land sufficient to meet our forecasted production goals for the next three to five years. As discussed above under “Strategy,” we intend to selectively acquire or control additional land parcels that meet our investment return and marketing standards in 2015. However, we may also decide to sell certain land interests as part of our marketing strategy or to monetize land previously held for future development, or for other reasons.
The principal raw materials used in the construction of our homes are concrete and forest products. We also use a variety of other construction materials in the homebuilding process, including drywall and plumbing and electrical items. We attempt to enhance the efficiency of our operations by using, where practical, standardized materials that are commercially available on competitive terms from a variety of sources. In addition, our national and regional purchasing programs for certain building materials, appliances, fixtures and other items allow us to benefit from large quantity purchase discounts and, where available, participate in manufacturer or supplier rebate programs. When possible, we arrange for bulk purchases of these products at favorable prices from manufacturers and suppliers. Although our purchasing strategies have helped us in negotiating favorable prices for raw materials, in 2013 and 2014, we encountered higher prices for lumber, drywall, concrete and other materials and for subcontracted trade labor, and we expect to see additional cost increases if and as the present housing recovery progresses, as discussed further below under “Competition, Seasonality, Delivery Mix and Other Factors.”
Customer Financing
As further described below under “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Services Reporting Segment,” we offer mortgage banking services and originate mortgage loans for our customers indirectly through HCM. However, our homebuyers may obtain mortgage financing to purchase our homes from any lender or other provider of their choice. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM, with Nationstar providing management oversight of HCM’s operations. HCM is accounted for as an unconsolidated joint venture within our financial services reporting segment.

Employees
We employ a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel, and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of our communities from their conception through the delivery of completed homes.
At December 31, 2014 and 2013, we had approximately 1,590 and 1,430 full-time employees, respectively. None of our employees are represented by a collective bargaining agreement.
Competition, Seasonality, Delivery Mix and Other Factors
The homebuilding industry and housing market are highly competitive with respect to selling homes; engaging subcontracted trade labor, such as carpenters, roofers, electricians and plumbers; and acquiring attractive developable land. We compete for homebuyers, skilled trade workers, management talent and desirable land against numerous homebuilders, ranging from regional and national firms to small local enterprises. As to homebuyers, we primarily compete with other homebuilders on the basis of selling price, community location and amenities, availability of financing options, home designs, reputation, home construction cycle time, and the design options and upgrades that can be included in a home. In some cases, this competition occurs within larger residential development projects containing separate sections designed, planned and developed by other homebuilders. We also compete for homebuyers against housing alternatives other than new homes, including resale homes, apartments, single-family rentals and other rental housing. In certain markets and at times when housing demand is high, we also compete with other homebuilders and commercial and remodeling contractors to subcontract trade labor, primarily on the basis of pre-existing relationships, contract price and volume and consistency of available work. Since 2012, in markets experiencing increased residential construction activity due to improved housing market conditions, a relatively small workforce combined with higher demand for subcontracted trade labor has created shortages of certain skilled workers, driving up costs and/or extending land development and home construction schedules. This elevated residential construction activity has also contributed to measurable increases in the cost of certain building materials, such as lumber, drywall and concrete. In 2013 and 2014, we also saw higher prices for desirable land amid heightened competition with homebuilders and other developers and investors, particularly in the land-constrained areas we are strategically targeting. We expect these upward trends in subcontracted trade labor, building materials and land costs to continue and possibly intensify in 2015 if and as the present housing recovery progresses and there is greater competition for these resources.
Our performance is affected by seasonal demand trends for housing. Traditionally, there has been more consumer demand for home purchases and we tend to generate more net orders in the spring and early summer months (corresponding to most of our second and part of our third quarters) than at other times of the year. With our distinct homebuying approach and typical home construction cycle times, this “selling season” demand results in our delivering more homes and generating higher revenues from late summer through the fall months (corresponding to part of our third and all of our fourth quarters). On a relative basis, the winter and early spring months within our first and part of our second quarters usually produce the fewest net orders, homes delivered and revenues, and the sequential difference from our fourth quarter to our first quarter can be significant.
In addition to the overall volume of homes we sell and deliver, our results in a given period are significantly affected by the geographic mix of markets and submarkets in which we operate; the number and characteristics of the communities we have open for sales in those markets and submarkets; and the products we sell from those communities during the period. While there are some similarities, there are differences within and between our served markets in terms of the quantity, size and nature of the communities we operate and the products we offer to consumers. These differences reflect, among other things, local homebuyer preferences; household demographics (e.g., large families or working professionals; income levels); geographic context (e.g., urban or suburban; availability of reasonably priced finished lots; development constraints; residential density); and the shifts that can occur in these factors over time. These structural factors in each of our served markets will affect the costs we incur and the time it takes to locate, acquire rights to and develop land, open new home communities for sales, and market and build homes; the size of our homes; our selling prices (including the contribution from homebuyers’ purchases of design options and upgrades); the pace at which we sell and deliver homes and close out communities; and our housing gross profits and housing gross profit margins. Therefore, our results in any given period will fluctuate compared to other periods based on the proportion of homes delivered from areas with higher or lower selling prices and on the corresponding land and overhead costs incurred to generate those deliveries, as well as from our overall community count. In 2013 and 2014, we targeted opening more of our new home communities for sales in attractive, land-constrained markets featuring higher-income buyers who tend to purchase larger homes with more design options and upgrades, which are important contributors to our home selling prices and housing gross profits. Due in part to this focused approach, in 2013 and 2014, we posted favorable year-over-year results in revenues and housing gross profits, as we delivered more homes from these new home communities in preferred areas, and growth in net orders and net order value. In 2015, we plan to continue our approach of targeting the opening of new home communities for sales in locations with the above-described characteristics, and we anticipate that we will have more communities open for sales than we did in 2014.

Financing
Our operations have historically been funded by results of operations, public debt and equity financing. We also have the ability to borrow funds under our unsecured revolving credit facility with various banks (as amended, the “Credit Facility”). Depending on market conditions and available opportunities, we may obtain project financing, or secure external financing with community or other inventory assets that we own or control. By “project financing,” we mean loans from parties other than land sellers that are specifically obtained for, or secured by, particular communities or other inventory assets. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions and/or expand the capacity of the Credit Facility or our cash-collateralized letter of credit facilities with various financial institutions (the “LOC Facilities”) or enter into additional such facilities.
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
Access to Our Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make our public SEC filings available, at no cost, through our investor relations website at http://investor.kbhome.com, as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. We will also provide these reports in electronic or paper format free of charge upon request made to our investor relations department at investorrelations@kbhome.com or at our principal executive offices. We intend for our investor relations website to be the primary location where investors and the general public can obtain announcements regarding and can learn more about our financial and operational performance, business plans and prospects, and our board of directors, our senior executive management team, and our corporate governance policies, including our articles of incorporation, by-laws, corporate governance principles, board committee charters, and ethics policy. We may from time to time choose to disclose or post important information about our business on or through our investor relations website, and/or through other electronic channels, including social media outlets and other evolving communication technologies. We webcast and archive quarterly earnings calls and from time to time certain other investor events in which we participate or host, and post related materials, on our investor relations website. Interested persons can register on our investor relations website to receive prompt notifications of new SEC filings, press releases and other information posted there. However, the content available on or through our primary website at www.kbhome.com or our investor relations website, including our sustainability reports, is not incorporated by reference in this report or in any other filing we make with the SEC. Our references in our SEC filings or otherwise to materials posted on or to any content available on or through our websites and/or through other electronic channels, including social media outlets and other evolving communication technologies, are intended to be inactive textual or oral references only. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Item 1A.	RISK FACTORS
The following important factors could adversely impact our business. These factors could cause our actual results to differ materially from the forward-looking and other statements that (a) we make in registration statements, periodic reports and other filings with the SEC and from time to time in our news releases, annual reports and other written reports or communications, (b) we post on or make available through our primary website at www.kbhome.com or our investor relations website at http://

investor.kbhome.com and/or through other electronic channels, including social media outlets and other evolving communication technologies, and (c) our personnel and representatives make orally from time to time.
The generally favorable conditions of the present housing recovery may not continue, and any weakening or reversal of these conditions generally, or in our served markets or for the homebuilding industry, may materially and adversely affect our business and consolidated financial statements.
In 2014, the housing market continued to improve compared to the several difficult years of the housing downturn. The present recovery, which began to take shape in 2012, has been driven primarily by steady demand for homes, fairly low inventories of homes available for sale and generally healthy economic and demographic factors. Housing demand has been supported by population and household formation growth, as well as affordability largely due to relatively low mortgage loan interest rates, and positive consumer confidence. However, the performance of individual housing markets varied throughout the year, with home sales activity and selling price appreciation robust in certain markets and tempered in others due to, among other things, rising housing prices and/or inventory levels.
We expect that such unevenness in housing market conditions will continue in 2015 and beyond whether or not the present housing recovery progresses, and that prevailing conditions in various housing markets and submarkets will fluctuate. These fluctuations may be significant and unfavorable in 2015 and future periods, and may include a softening or sustained deterioration of home sales activity and/or selling prices, and could be more pronounced in our served markets. In addition, while some of the negative factors that contributed to the housing downturn may have subsided, several remain, and they could return and/or intensify to inhibit any future improvement in housing market conditions in 2015 and beyond. These negative factors include:

•	weak general economic, income and employment growth;

•	high consumer debt levels, including elevated student loan balances;

•	delinquencies, defaults and foreclosures on mortgage loans;

•	homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home;

•	volatility and uncertainty in domestic and international financial, credit and consumer lending markets; and

•	tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home.
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
If, on an overall basis or in our served markets, the housing environment becomes more challenging; home sales or selling prices do not continue to advance at the same pace as in recent years or decline; any or all of the negative factors described above persist or worsen, particularly if there is limited economic growth or a decline, or low growth or decreases in employment and consumer incomes; housing affordability diminishes; and/or mortgage lending standards and practices remain tight or become more restrictive, there would likely be a corresponding adverse effect on our business and our consolidated financial statements, including, but not limited to, the number of homes we deliver, our average selling prices, the amount of revenues we generate, our housing gross profit margins and our ability to operate profitably, and the effect may be material. In addition, due to a combination of continued rising direct construction cost pressures, reduced operating leverage from staffing to meet projected future community count and sales growth during 2015, an anticipated shift in our home delivery mix towards lower margin communities and selling price compression from, among other things, pricing adjustments and/or greater use of sales incentives to meet stiffening competition and softening demand at higher price points in certain submarkets, we anticipate that our housing gross profit margin in the first quarter of 2015 will decline significantly on a year-over-year and a sequential basis.
Continued or additional tightening of mortgage lending standards and practices or mortgage financing requirements or volatility in financial, credit and consumer lending markets could adversely affect the availability of mortgage loans for potential purchasers of our homes and thereby reduce our net orders.
Although there has been some improvement amid a general lift in housing prices over the past three years, the mortgage lending and mortgage finance industries have experienced significant instability due to, among other things, relatively high rates of delinquencies, defaults and foreclosures on mortgage loans and fluctuations in their market value and the market value of securities backed by such loans. As a result, it is generally more difficult for some categories of borrowers to finance the purchase of homes, causing volatility in and elevating cancellation rates for us and other homebuilders, and reducing demand for homes, including our homes. If these factors continue, or if mortgage lending standards and practices further tighten, we expect that there would be a material adverse effect on our business and our consolidated financial statements, particularly since we depend on lenders (including HCM) to provide mortgage loans to our homebuyers.
Further tightening of mortgage lending standards and practices and/or reduced credit availability for mortgages may also result from the implementation or enforcement of regulations under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Among other things, the Dodd-Frank Act established several requirements relating to the origination, securitizing and servicing of, and consumer disclosures for, mortgage loans. In addition, U.S. and international banking regulators have enacted higher capital standards and requirements for financial institutions. These standards and requirements, as and when implemented or enforced, may further reduce the availability of and/or increase the costs to borrowers to obtain mortgage loans. If, due to standards or requirements related to the Dodd-Frank Act or other laws, or other factors or business decisions, mortgage lenders refuse or are unable to provide mortgage loans to our homebuyers, the number of homes we deliver and our consolidated financial statements may be materially and adversely affected. We can provide no assurance as to HCM’s ability or willingness to provide mortgage loans and other mortgage banking services to our homebuyers in future periods or as to its performance in doing so.
Federal regulators and lawmakers have also considered steps that may significantly reduce the ability or authority of the Federal Housing Administration (“FHA”), the Federal National Mortgage Association (also known as “Fannie Mae”) and Federal Home Loan Mortgage Corporation (also known as “Freddie Mac”) to purchase or insure mortgage loans under their respective programs. Further, lenders and other mortgage banking services providers, brokers and other institutions, and their agents, have been under intense regulatory scrutiny regarding mortgage loan underwriting practices and/or representations and warranties made in connection with selling mortgage loans into private or Fannie Mae- or Freddie Mac-backed securitized pools. If such scrutiny causes lenders and other mortgage banking services providers and brokers to adjust their operations and/or pay significant amounts in damages or fines, they may restrict or cease their mortgage loan origination activities due to reduced liquidity or to mitigate perceived risks. They may also take such steps based on the prospect of continued or additional scrutiny.
The mortgage banking operations of HCM are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. If Nationstar decides to end, or we decide to terminate, our relationship with respect to HCM or otherwise, or there is a finding that Nationstar or HCM materially violated any applicable rules or regulations and as a result is restricted from or unable to originate mortgage loans, our customers may experience significant mortgage loan funding issues, which could lower our net orders and revenues, and, in turn, have a material adverse impact on our business and our consolidated financial statements. In addition, while substantially all of the mortgage loans originated by HCM are sold within a short period of time in the secondary mortgage market on a servicing released, non-recourse basis, HCM remains potentially responsible for certain limited representations and warranties it makes in connection with such mortgage loan sales. Mortgage investors, including the FHA, Fannie Mae and Freddie Mac, could in the future seek to have HCM buy back mortgage loans or compensate them for losses incurred on mortgage loans HCM has sold based on claims that it breached its limited representations or warranties. HCM has established reserves for potential losses. However, there can be no assurance that HCM will not have significant liabilities with respect to such claims in the future, which could exceed its reserves, or that the impact of such claims will not be material to HCM’s financial condition or ability to operate, or cause us to recognize losses with respect to our equity interest in HCM, or cause our customers to seek mortgage loans from other lenders and/or experience mortgage loan funding issues that could delay our delivering homes to them and/or cause them to cancel their home purchase contracts with us.
Interest rate increases or changes in federal lending programs or regulations could lower demand for our homes.
A large percentage of our customers finance the purchase of their homes. Increases in interest rates, which the Federal Reserve may begin to implement in 2015, and/or decreases in the availability of mortgage financing or of certain mortgage loan products or programs may lead to fewer mortgage loans being provided, higher credit risk/mortgage loan insurance premiums and/or other fees, increased down payment and extensive buyer income and asset documentation requirements, or a combination of the foregoing, and, as a result, reduce demand for our homes and increase our cancellation rates.
Due to the volatility and uncertainty in the credit markets and in the mortgage lending and mortgage finance industries, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, and its insurance of mortgage loans through the FHA and the Veterans Administration (“VA”). FHA backing of mortgage loans has been particularly important to the mortgage finance industry and to our business. The availability and affordability of mortgage loans, including interest rates and/or costs for such loans, could be adversely affected by a scaling back, tightening or termination of the federal government’s mortgage loan-related programs or policies. In addition, given growing federal budget deficits, the U.S. Treasury may not be able to continue, or may be required by future legislation or regulation to cease, supporting the mortgage loan-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels.

Because Fannie Mae-, Freddie Mac-, FHA- and VA-backed mortgage loans have been an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of, or higher consumer costs for, such government-backed financing could reduce our net orders, particularly in our coastal submarkets in California, and adversely affect our business and consolidated financial statements, and the effect could be material.
Third-party lenders may not complete mortgage loan originations for our homebuyers in a timely manner or at all, which can lead to cancellations and a lower backlog of orders, or to significant delays in our delivering homes and recognizing revenues from those homes.
Our homebuyers may obtain mortgage financing for their home purchases from any lender or other provider of their choice, including HCM. If, due to credit or consumer lending market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or regulatory restrictions related to the Dodd-Frank Act or other laws, or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our homebuyers, the number of homes we deliver, our business and consolidated financial statements may be materially and adversely affected.
Compared to other lenders, Nationstar, when it was our preferred mortgage lender, and subsequently HCM, which launched its operations in July 2014, have been providing more consistent execution and completion of mortgage loan originations for our homebuyers who chose to use them. Based on the number of homes delivered in 2014, approximately 62% of our homebuyers used HCM or Nationstar to finance the purchase of their home. Although we expect an increasing percentage of our homebuyers will choose to use HCM, many of our homebuyers will continue to seek mortgage loans from other lenders and potentially be subject to the performance of such lenders, as well as the general mortgage financing industry issues described above. We can provide no assurance as to other lenders’ ability or willingness to complete, in a timely fashion or at all, the mortgage loan originations they start for our homebuyers. Such inability or unwillingness may result in mortgage loan funding issues and/or cancellations, which would likely have an material adverse affect on our business and consolidated financial statements.
Our current strategies may not generate improved financial and operational performance, and the continued implementation of these and other strategies may not be successful.
We believe our current strategies and initiatives will enable us to profitably grow our business in 2015. However, our strategic and operational actions, including, but not limited to, our plans to open more new home communities for sales, increase the value of our net orders at our communities and improve our asset, organizational and production efficiencies and returns, may prove to be unsuitable for some or all of our served markets. We can provide no guarantee that our strategies, initiatives or actions will be successful, that they will generate growth or earnings or returns at any level or within any time frame, or that we will achieve in 2015 or beyond positive operational or financial results or results in any particular metric or measure equal to or better than our 2014 performance, or perform in any period as well as other homebuilders. In addition, we can provide no assurance that our new home community locations and products (or any refining of our products) will successfully attract consumers, command selling prices, or generate orders, revenues and/or housing gross profit margins at the levels we have experienced in the past or anticipate in future periods, at levels sufficient for us to be profitable or at levels higher than other homebuilders. We also cannot provide any assurance that we will be able to maintain these strategies, initiatives or actions in 2015 and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of these strategies, initiatives or actions, although we cannot guarantee that any such changes will be successful. The failure of any one or more of our present strategies, initiatives or actions, or the failure of any adjustments or alternative strategies, initiatives or actions that we may pursue or implement, to be successful would likely have an adverse effect on our ability to grow and increase the value and profitability of our business, to meet our debt service and other obligations necessary to operate our business in the ordinary course, and on our consolidated financial statements, as well as on our overall liquidity, and the effect in each case could be material.
The success of our present strategies, growth initiatives and our long-term performance depends on the availability of finished and partially finished lots and undeveloped land that meet our investment return and marketing standards.
The availability of finished and partially finished lots and undeveloped land that meet our investment return and marketing standards depends on a number of factors outside of our control, including, among other things, land availability in general, geographical/topographical constraints, land sellers’ business relationships, competition for desirable property, legal or government agency or utility service company processes, our ability and the costs to obtain building permits and other regulatory requirements and prevailing conditions in the marketplace for land parcels. Should suitable lots or land become less available, the number of homes that we may be able to build and sell could be reduced, and the cost of attractive land could continue to increase, which could adversely impact our housing gross profit margins, our consolidated financial statements and our ability to maintain ownership or control of a sufficient supply of land inventory. The availability of suitable land could also affect the success of our current strategies and growth initiatives, and if we decide to reduce our land acquisition activity in 2015 below our current plans due to a lack of available assets that meet our standards, our ability to increase our community count, to maintain or grow our revenues and housing gross profit, and to maintain or increase our profitability in 2015 and beyond, would likely be constrained and could have a material adverse effect on our business and consolidated financial statements.
The value of the land and housing inventory we own or control may fall significantly.
The value of the inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, this inventory. The value of our inventory can vary considerably because there is often a significant amount of time between our acquiring control or taking ownership of land and the delivery of homes on that land, particularly undeveloped and/or unentitled land. Based on our periodic assessments of inventory for recoverability, we have from time to time written down certain of our inventory to its estimated fair value. We have also recorded charges in connection with activating or selling certain land held for future development and with abandoning our interests in certain land controlled under land option contracts and other similar contracts that no longer met our investment return or marketing standards. In 2014, we recorded $37.6 million of inventory impairment charges and $1.8 million of land option contract abandonment charges. If, in 2015, the present housing environment weakens, if particular markets or submarkets experience challenging or unfavorable changes in prevailing conditions, or if we elect to revise our strategy relating to certain land positions, we may need to take additional charges against our earnings for inventory impairments or land option contract abandonments, or both, or in connection with land sales to reflect changes in fair value of land or land interests in our inventory, including assets we have previously written down. Any such charges could have a material adverse effect on our consolidated financial statements, including our ability to maintain or increase our profitability.
Our business is cyclical and is significantly affected by changes in general and local economic conditions.
Our operations and consolidated financial statements can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in, among other factors:

•	short- and long-term interest rates;

•	employment levels and job and personal income growth;

•	consumer debt levels;

•	housing demand from population growth, household formation and other demographic changes;

•	availability and pricing of mortgage financing for homebuyers;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	U.S. and global financial system and credit market stability;

•
mortgage loan programs (including changes in FHA, Fannie Mae- and Freddie Mac-conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other costs or fees, down payment requirements and underwriting standards), and federal and state regulation, oversight, guidance and legal action regarding lending, home value appraisal, foreclosure and short sale practices;

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
Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular served markets.
Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, droughts and fires), and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business.

The potential difficulties described above can cause demand and selling prices for our homes to fall or cause us to take longer and incur more costs to develop land and build our homes. We may not be able to recover these increased costs because of market conditions. The potential difficulties could also lead some buyers to cancel or refuse to honor their home purchase contracts altogether. Reflecting difficult conditions in certain of our served markets, we have experienced volatility in our net orders in recent years, and we may experience similar or increased volatility in 2015 and beyond. If we do, there could be a material adverse effect on our business and consolidated financial statements.
Home selling prices and sales activity in the particular markets and regions in which we do business materially affect our consolidated financial statements because our business is concentrated in these markets.
Home sales activity and selling prices in some of our key served markets have varied from time to time for market-specific and other reasons, including adverse weather, high levels of foreclosures, short sales and sales of lender-owned homes, and lack of affordability or economic contraction due to, among other things, the departure or decline of key industries and employers that could effectively price potential homebuyers out of purchasing homes, including our homes. If home sales activity or selling prices decline in one or more of our key served markets, including California, Florida, Nevada or Texas, our costs may not decline at all or at the same rate and, as a result, our consolidated financial statements may be materially and adversely affected. Adverse conditions in California would have a particularly material effect on our consolidated financial statements as our average selling price in the state is higher than the average selling prices in states within our other homebuilding reporting segments; a large percentage of our housing revenues is generated from California; and a significant proportion of our investments in land and land development since late 2009 have been made, and in 2015 are expected to be made, in that state.
In recent years, many state, regional and local governments in our served markets, including California, Florida and Nevada, have struggled to balance their budgets due to a number of factors.  As a result, there have been significant cuts to government departments, subsidies, programs and public employee staffing levels, and taxes and fees have been raised.  Lawmakers’ efforts at all governmental levels to address these budget deficit issues and/or efforts to increase governmental revenues, could, among other things, cause businesses and residents to leave, or discourage businesses or households from coming to, affected served markets, which could, among other things, limit economic growth and cause significant delays in obtaining required inspections, permits or approvals with respect to residential development at our new home communities located in such markets, or result in higher costs for such permits or approvals.  These negative impacts could adversely affect our ability to generate orders and revenues and/or to maintain or increase our housing gross profit margins in such markets, and the impact could be material and adverse to our consolidated financial statements.
Supply shortages and other risks related to demand for building materials and/or subcontracted trade labor could increase costs and delay deliveries.
As discussed above under “Item 1. Business — Competition, Seasonality, Delivery Mix and Other Factors,” there is a high level of competition in the homebuilding industry and the housing market for subcontracted trade labor and building materials that can, among other things, cause increases in land development and home construction costs, and development and construction delays. Shortages or upward price fluctuations in lumber, drywall, concrete and other building materials, and subcontracted trade labor, whether due to a small supplier base or supplier capacity constraints, increased residential construction activity, international demand, the occurrence of or rebuilding after natural disasters or other reasons, can also have an adverse effect on our business. We may not be able to raise our selling prices to cover such increases in land development and home construction costs because of market conditions, including competition for homebuyers from other homebuilders and resale homes. Sustained increases in land development and home construction costs due to higher subcontracted trade labor rates or elevated lumber, drywall, concrete and other building materials prices and/or our limited ability to successfully contain these costs may, among other things, decrease our housing gross profit margins, while shortages of subcontracted trade labor or building materials due to competition or other factors may delay deliveries of homes and our recognition of revenues. As a result, these negative items, individually or together, could have a material and adverse impact on our consolidated financial statements.
Inflation may adversely affect us by increasing costs that we may not be able to recover, particularly if home selling prices decrease, and the impact on our performance and our consolidated financial statements could be material.
Inflation can have an adverse impact on our business and consolidated financial statements because increasing costs for land, subcontracted trade labor or building materials could require us to increase our home selling prices in an effort to maintain satisfactory housing gross profit margins. However, we may not be able to increase our home selling prices to cover inflation in direct construction and/or other costs due to market conditions, and may need to hold or reduce our selling prices in order to compete for home sales. If determined necessary, our lowering of home selling prices and/or using sales incentives, in addition to impacting our housing gross profit margins, may also reduce the value of our land inventory, including the assets we have purchased in recent years, and make it more difficult for us to fully recover the costs of our land and any related land development through our home selling prices or, if we choose, through land sales. In addition, depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. We may incur charges against our earnings for inventory impairments if the value of our owned inventory, including land we decide to sell, is reduced or for land option contract abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial. Inflation may also increase interest rates for mortgage loans and thereby reduce demand for our homes and lead to lower revenues, as well as increase the interest rates we may need to accept to obtain external financing.
Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.
We incur many costs before we begin to build homes in a community. Depending on the stage of development a land parcel is in when acquired, such costs may include expenditures for developing land, finishing and entitling lots and installing roads, sewers, water systems and other utilities; taxes and other items related to ownership of the land on which we plan to build homes; constructing model homes; and promotional marketing and overhead expenses to prepare for the opening of a new home community for sales. Moreover, local municipalities may impose development-related requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, or if our opening of new home communities for sales is delayed due to adjustments in our marketing strategy, protracted governmental approval processes or utility service activations or other reasons, we may incur additional costs, which would adversely affect our housing gross profit margins, and it will take a longer period of time for us to recover our costs, including those we incurred in acquiring and developing land in recent years. We may also decide to abandon certain land option contracts and other similar contracts, and sell certain land at a loss, and the costs of doing so may be adverse and material to our consolidated financial statements.
Some homebuyers may cancel their home purchases because the required deposits are small and sometimes refundable.
Our backlog at a given point in time reflects the number of homes under a home purchase contract that have not yet been delivered to a homebuyer. Our home purchase contracts typically require only a small deposit, some or all of which is refundable prior to closing. If the prices for new homes decline, competitors increase their use of sales incentives, lenders and others increase their efforts to sell resale homes, subcontracted trade labor or building materials shortages or protracted governmental approval processes or utility service activations delay our home construction cycle times, mortgage loan interest rates increase, the availability of mortgage financing further diminishes or there is continued weakness or a downturn in local or regional economies or the national economy and/or in consumer confidence, customers may cancel their existing home purchase contracts with us because they have been unable to finalize their mortgage financing for the purchase, they desire to move into a home earlier than we can deliver it, or in order to attempt to negotiate for a lower price or explore other options or for other reasons they are unable or unwilling to complete the purchase. Volatile cancellation rates resulting from these conditions, or otherwise, could have a material adverse effect on our business and our consolidated financial statements.
Tax law changes could make home ownership more expensive or less attractive.
Under current tax law and policy, significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s or household’s federal, and in some cases state, taxable income subject to various limitations. If the federal government or a state government changes its income tax laws by eliminating, limiting or substantially reducing these income tax benefits, the after-tax cost of owning a home could increase substantially. Any additional increases in personal income tax rates and/or additional tax deduction limits or restrictions enacted at the federal or state levels could adversely impact demand for and/or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material.
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
Our homebuilding business is heavily regulated and subject to a significant amount of local, state and federal regulation concerning zoning, allowable housing density, natural and other resource protection, building designs, land development and home construction methods, worksite safety and similar matters, as well as governmental taxes, fees and levies on the acquisition and development of land parcels. These regulations often provide broad discretion to government authorities that oversee these matters, which can result in unanticipated delays, adjustments in the allowable scope, size or characteristics, and/or increases in the cost of a specified development project or a number of projects in particular markets. We may also experience delays due to a building permit moratorium or regulatory restrictions in any of the locations in which we operate, which can affect the balance of land held for future development in our inventory.
In addition, we are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment, including requirements to manage and/or mitigate storm water runoff, dust particles and other environmental impacts of our land development and home construction activities at our new home communities. These laws and regulations, and/or evolving interpretations thereof, may cause delays in our land development and in our construction and delivery of homes, may cause us to incur substantial compliance, litigation and other costs, and can prohibit or restrict homebuilding activity in certain regions or areas, any of which could also reduce the fair value of affected inventory and require us to record significant impairment charges. Environmental laws may also impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of those substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on land that we have sold in the past. Further, a significant portion of our business is conducted in California, one of the most highly regulated and litigious states in the country. Therefore, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than other homebuilders with a less significant California presence. However, we have experienced, and may in the future experience, significant litigation losses and expenses in our other homebuilding reporting segments, and any such future losses and expenses could be material to our business and consolidated financial statements.
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

•
our experiencing lower housing gross profit margins, particularly if we cannot raise our selling prices to cover increased land acquisition and development, direct construction or overhead costs or inflation;

•	our selling fewer homes or experiencing a higher number of cancellations by homebuyers;

•	impairments in the value of our inventory and other assets;

•	difficulty in acquiring desirable land that meets our investment return or marketing standards, and in selling our interests in land that no longer meet such standards on favorable terms, or at all;

•	difficulty in our acquiring raw materials and skilled management and subcontracted trade labor at acceptable prices;

•	delays in the development of land and/or the construction of our homes; and/or

•	difficulty in securing external financing, performance bonds or letter of credit facilities on favorable terms.
These competitive conditions may have a material adverse effect on our business and consolidated financial statements by decreasing our revenues, impairing our ability to successfully implement our current strategies, initiatives or actions, increasing our costs and/or diminishing growth in our local or regional homebuilding businesses. During the housing downturn in particular, actions taken by our new home and housing alternative competitors reduced the effectiveness of our efforts to achieve stability or increases in home selling prices, to generate higher deliveries of homes, revenues and housing gross profit margins, and to maintain or increase our profitability. We cannot provide any assurances that such conditions and their negative impacts will not occur in 2015 or beyond.
Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.
In the ordinary course of our homebuilding business, we are subject to home warranty and construction defect claims. We record warranty and other liabilities for the homes we deliver based primarily on historical experience in our served markets and our judgment of the risks associated with the types of homes we build. As described in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. Because of the uncertainties inherent to these matters, we cannot provide any assurance that our various insurance arrangements and our liabilities will be adequate to address all our warranty and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our consolidated financial statements. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly, and, in our case, have relatively high self-insured retentions that limit coverage significantly. There can be no assurance that coverage will not be further restricted, increasing our risks and financial exposure to claims, and/or become more costly and to a material degree.
We, or our engaged general contractors, engage subcontractors to perform the actual construction of our homes, and in many cases, to obtain the necessary building materials. Our contracts with our subcontractors require that they comply with all laws applicable to their work, including labor laws, meet performance standards, and follow local building codes and permits. However, we may encounter improper construction practices or the installation of defective materials in our homes, among other things. When we discover these issues, we will evaluate and, if necessary, repair the homes in accordance with our new home limited warranty and as required by law. Although we will pursue recoveries from potentially responsible parties, we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers or insurers, which could have a material and adverse impact on our consolidated financial statements. In addition, warranty and construction defect issues can result in negative publicity in various media that could be detrimental to our reputation and adversely affect our efforts to sell homes. We can provide no assurance that in 2015 we will not face more warranty-related claims and/or incur higher costs to satisfy repair or other obligations related to our new home limited warranty and customer service activities, or not need to record charges to adjust our overall warranty liability, or experience negative publicity or be successful in obtaining any recoveries for warranty-related costs we incur from responsible parties, and that any of these items — if they occur, or with respect to recoveries of warranty-related costs, fail to occur — could, individually or collectively, have a material and adverse impact on our business and consolidated financial statements.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
As discussed above under “Item 1. Business - Competition, Seasonality, Delivery Mix and Other Factors,” we experience seasonal fluctuations in our quarterly operating results that can have a material impact on our consolidated financial statements. Historically, a significant percentage of our home purchase contracts are entered into in the spring and early summer months, and we deliver a corresponding significant percentage of our homes in the late summer and fall months. As a result, we have experienced uneven quarterly results, with generally fewer homes delivered and lower revenues during the first and second quarters of our fiscal year. Though we expect to experience the traditional seasonality impacts on our results as the present housing recovery progresses, we can make no assurances as to the degree to which such historical seasonal patterns will occur in 2015 and beyond, if at all.
We may be restricted in accessing external capital, and to the extent we can access external capital, it may increase our costs of capital or result in stockholder dilution.
We have historically funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing. During the recent housing market downturn, our reduced stockholders’ equity and high ratio of debt to capital, in addition to volatility in the financial and credit markets, made external sources of liquidity less available and more costly to us. In the fourth quarter of 2014, largely as a result of the reversal of a substantial portion of our deferred tax asset valuation allowance, our stockholders’ equity and ratio of debt to capital have improved. However, we can provide no assurances that we will be able to generate cash flow from our operations or access external credit or equity markets in 2015 or beyond at favorable terms or at all, or that our stockholders’ equity and ratio of debt to capital will remain at, or further improve from, their respective 2014 year-end levels.
Market conditions in 2015 and beyond may significantly limit our ability to replace or refinance indebtedness, in part due to the ratings of our senior notes by the three principal nationally recognized registered credit rating agencies, as discussed further below. The terms of potential future issuances of indebtedness by us may be more restrictive than the terms governing our current indebtedness, and the issuance, interest and debt service expenses could be higher. A higher interest rate on or more restrictive terms governing our debt could materially and adversely affect our business and consolidated financial statements. In addition, the relatively low market value of our common stock and volatility in the securities markets could impede our access to the equity markets or increase the amount of dilution our stockholders would experience should we seek to raise capital through the issuance of new equity or convertible securities.
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
As of November 30, 2014, we had total outstanding debt of $2.58 billion, total stockholders’ equity of $1.60 billion, and an unrestricted cash balance of $356.4 million. The amount of our debt overall and relative to our total stockholders’ equity and unrestricted cash balance could have important consequences. For example, it could:

•
limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, inventory-related investments, debt service requirements or other business needs, including, but not limited to, supporting our strategic growth initiatives and operational actions;

•	limit our ability to maintain compliance with the financial covenants of the Credit Facility or to renew or, if necessary or desirable, expand the capacity of the Credit Facility;

•
limit our ability to renew or, if necessary or desirable, expand the capacity of any letter of credit facilities (including the LOC Facilities), and to obtain performance bonds in the ordinary course of our business;

•	limit our ability to pay dividends on shares of our common stock;

•
require us to dedicate a substantial portion of our cash flow from operations to the collateralization or payment of our debt and reduce our ability to use our cash flow for other purposes, including investments in our business;

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
Our ability to meet our debt service and other obligations will depend on our future performance. As of the date of this report, our next scheduled maturity of senior notes is on June 15, 2015 with respect to $199.9 million in aggregate principal amount of our 6 1/4% senior notes due 2015 (the “6 1/4% Senior Notes due 2015”).
Our business may not generate sufficient cash flow from operations and external financing at a reasonable cost may not be available to us in an amount sufficient to meet our debt service obligations, fulfill the financial or operational obligations we may have under certain unconsolidated joint venture transactions, support our letter of credit facilities (including the LOC Facilities), or fund our other liquidity or operational needs. Further, as described in Note 13. Notes Payable in the Notes to Consolidated Financial Statements in this report, if a change of control were to occur as defined in the instrument governing our senior notes, or if a fundamental change under the terms of our 1.375% convertible senior notes due 2019 (the “1.375% Convertible Senior Notes due 2019”), which includes a change of control, occurs prior to their stated maturity date, we may be required to offer to purchase certain of our senior notes or all of the convertible senior notes, plus accrued interest and unpaid interest, if any. In such circumstances, if we are unable to generate sufficient cash flow from operations, we may, given our unrestricted cash balance, need to refinance and/or restructure with our lenders or other creditors all or a portion of our outstanding debt obligations on or before their maturity, which we may not be able to do on favorable terms or at all, or raise capital through equity or convertible security issuances that would dilute existing stockholders’ interests, and the impact of such circumstances on our liquidity and consolidated financial statements would be material and adverse.
Failure to comply with the restrictions and covenants imposed by the Credit Facility and the agreements governing our indebtedness could restrict future borrowing or cause any outstanding indebtedness to become immediately due and payable.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our tangible net worth, leverage, and interest coverage or liquidity. The Credit Facility is also governed by a borrowing base test and includes a limitation on investments in joint ventures and non-guarantor subsidiaries.

Among other things, these restrictions and covenants can influence our operating decisions of whether to enter into, or the manner in which we can structure certain transactions in order to maintain compliance. If we fail to comply with these restrictions and covenants, the participating financial institutions could terminate the Credit Facility, cause borrowings under the Credit Facility, if any, to become immediately due and payable and/or could demand that we compensate them for waiving instances of noncompliance. In addition, a default under the Credit Facility under certain circumstances or a default under any series of our senior notes or convertible senior notes could cause a default with respect to our other senior or convertible senior notes and result in the acceleration of the maturity of all of our senior or convertible senior notes and our inability to borrow under the Credit Facility, as well as incurring penalties and additional fees, all of which would have a material adverse impact on our liquidity and on our consolidated financial statements.  Moreover, we may need to curtail our investment activities and other uses of cash to maintain compliance with the restrictions and covenants under the Credit Facility.
The indenture governing our outstanding senior notes and convertible senior notes imposes restrictions on our business operations and activities. Though it does not contain any financial maintenance covenants, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, to engage in sale-leaseback transactions involving property or assets above a specified value, and, in the case of five series of our outstanding senior notes and our convertible senior notes, to engage in mergers, consolidations, and sales of assets. Due to financial and credit market conditions, we may also need to include additional covenants, obligations or restrictions in our indenture or with respect to a specific issuance of securities or to our currently outstanding securities. If we fail to comply with any of these covenants, obligations or restrictions, the holders of our senior notes or convertible senior notes could cause such debt to become due and payable prior to maturity or could demand that we compensate them for waiving instances of noncompliance, and, if they are successful in doing so, the impact on our liquidity and consolidated financial statements would be material and adverse. In addition, a default under any series of our senior notes or convertible senior notes could cause a default with respect to our other senior notes and result in the acceleration of the maturity of all such defaulted indebtedness and other debt obligations, as well as penalties and additional fees, which would have a material adverse impact on our liquidity and consolidated financial statements.
Our ability to obtain external financing could be adversely affected by a negative change in our credit rating by a third-party rating agency.
Our ability to access the capital markets and external financing sources on favorable terms is a key factor in our ability to fund our operations and to grow our business. As of the date of this report, our credit rating by Fitch Ratings is B+, with a stable outlook, our credit rating by Moody’s Investor Services is B2, with a positive outlook, and our credit rating by Standard and Poor’s Financial Services is B, with a stable outlook. Downgrades of our credit rating by any of these principal nationally recognized registered credit rating agencies may make it more difficult and costly for us to access the capital markets and external financing sources, and could have a material adverse effect on our liquidity and consolidated financial statements.
We may have difficulty in continuing to obtain the additional financing required to operate and develop our business.
Our homebuilding operations and our present strategies require significant amounts of cash and/or the availability of external financing. We have entered into the Credit Facility and the LOC Facilities, and issued common stock, senior notes and our convertible senior notes, in order to support certain aspects of our operations in the ordinary course of our business, including our acquisition of land, land development and other of our strategic growth initiatives. We anticipate that we will need to maintain the Credit Facility and the LOC Facilities in 2015, and, if necessary or desirable, we may seek to expand their capacities or enter into additional such facilities, or other similar facility arrangements with the same or other financial institutions. We may also issue additional senior notes and/or convertible senior notes or equity. It is not possible to predict the future terms or availability of additional external capital or for maintaining or, if necessary or desirable, expanding the capacity of the Credit Facility or the LOC Facilities or entering into additional such facilities. Moreover, our outstanding senior notes and convertible senior notes contain provisions that may restrict the amount and nature of debt we may incur in the future. As financial and credit markets have been experiencing and may continue to experience volatility, there can be no assurance that we can borrow additional funds, raise additional capital through other means, or successfully maintain or, if necessary or desirable, expand the capacity of the Credit Facility or the LOC Facilities or enter into additional such facilities in each case at reasonable cost or at all, each of which depends, among other factors, on conditions in the capital markets and our perceived credit worthiness, as discussed above. If conditions in the financial and credit markets continue to be volatile or worsen, whether generally, or for homebuilders or us in particular, it could reduce our ability to implement our strategies, initiatives and actions and profitably grow our business and materially and adversely impact our consolidated financial statements. Current and future federal and state regulations limiting the investment activities of financial institutions, including regulations that have been or may be issued under the Dodd-Frank Act, could also impact our ability to access the capital markets, to obtain additional external financing and/or maintain or, if necessary or desirable, expand the Credit Facility or the LOC Facilities or enter into additional such facilities, in each case on acceptable terms or at all.

We may not realize our deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
At November 30, 2014, we had deferred tax assets, net of deferred tax liabilities, of $866.4 million, against which we had a valuation allowance of $41.2 million. While we have provided a valuation allowance against certain of our net deferred tax assets, the valuation allowance is subject to change as facts and circumstances change. The accounting for deferred income taxes is based upon estimates of our future results. A housing downturn or other adverse circumstances that negatively affect our future taxable income could require us to record a larger valuation allowance against our net deferred tax assets. Differences between estimated and actual results could have a material impact on our consolidated financial statements, and the impact may be adverse. Our ability to realize our net deferred tax assets is based on the extent to which we generate sustained profits, and we cannot provide any assurances as to when and to what extent we will generate sufficient future taxable income to realize our net deferred tax assets, whether in whole or in part.
Changes in tax laws could also affect our actual tax results, the valuation of our net deferred tax assets and our ability to realize our net deferred tax assets. Specifically, a decrease in enacted corporate income tax rates in our major jurisdictions, especially in the U.S. federal corporate income tax rate, would decrease the value of our deferred tax assets and result in a corresponding charge to income tax expense, which could be material, as well as reduce our utilization of our deferred tax assets.
In addition, notwithstanding the reversal of a substantial portion of our deferred tax asset valuation allowance at November 30, 2014, the benefits of our deferred tax assets, including our net operating losses (“NOL”), built-in losses and tax credits, would be reduced or potentially eliminated if we experienced an “ownership change,” under Internal Revenue Code Section 382 (“Section 382”). A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change were to occur, Section 382 would impose an annual limit on the amount of NOL we could use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply in calculating this annual limit.
While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred. However, and notwithstanding the reversal of a substantial portion of our deferred tax asset valuation allowance in the fourth quarter of 2014, if an ownership change were to occur, the annual limit Section 382 may impose could result in a material amount of our NOL expiring unused. This would significantly impair the value of our NOL and, as a result, have a material negative impact on our consolidated financial statements.
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
Our cash flows, liquidity and consolidated financial statements could be materially and adversely affected if we are unable to obtain performance bonds and/or letters of credit.
In the course of developing our new home communities, we are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. We may also be required to provide performance bonds and/or letters of credit to secure our performance under various escrow agreements, financial guarantees and other arrangements. Our ability to obtain such bonds or letters of credit and the cost to do so depend on our credit rating, overall market capitalization, available capital, past operational and financial performance, management expertise and other factors, including prevailing surety market conditions, and the underwriting practices and resources of performance bond and/or letter of credit issuers. If we are unable to obtain performance bonds and/or letters of credit when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly in 2015 or beyond, we may not be able to develop or we may be significantly delayed in developing a new home community or communities, be required to post cash collateral, decreasing our unrestricted cash balance, and/or we may incur significant additional expenses, and, as a result, our business and consolidated financial statements, cash flows and/or liquidity could be materially and adversely affected.

Our ability to attract and retain talent is critical to the success of our business and a failure to do so may materially and adversely affect our performance.
Our officers and employees are an important resource, and we see attracting and retaining a dedicated and talented team to execute our KBnxt operational business model as crucial to our ability to achieve and maintain an advantage over other homebuilders. We face intense competition for qualified personnel, particularly at senior management levels, from other homebuilders, from other companies in the housing and real estate industries, and from companies in various other industries with respect to certain roles or functions. Moreover, the decline in the market value of our common stock has made it difficult for us to attract and retain talent. If we are unable to continue to retain and attract qualified employees, or if we need to significantly increase compensation and benefits to do so (including as a result of complying with pending health care coverage requirements of the federal Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010), or, alternatively, if we are required or believe it is appropriate to reduce our overhead expenses through significant personnel reductions or adjustments to compensation and benefits, our performance, our ability to achieve and maintain a competitive advantage and our consolidated financial statements could be materially and adversely affected.
Information technology failures and data security breaches could harm our business.
We use information technology, digital telecommunications and other computer resources to carry out important operational and promotional marketing activities and to maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources, including our primary website, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources, including our primary website, could damage our reputation and cause us to lose customers, orders, deliveries of homes and revenues, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information about our buyers and business partners), and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues, expenses that we may not be able to recover in whole or in any part from our service providers or responsible parties, or their or our insurers. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines and cause reputational harm, could have a material and adverse effect on our business and consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, based on considerations of their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We lease our corporate headquarters in Los Angeles, California. Our homebuilding division offices (except for our San Antonio, Texas office) and our design studios are located in leased space in the markets where we conduct business. We own the premises for our San Antonio office.
We believe that such properties, including the equipment located therein, are suitable and adequate to meet the needs of our businesses.

Item 3.	LEGAL PROCEEDINGS
Nevada Development Contract Litigation
KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc.  In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada.  LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”).  KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements.  LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements.  LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter.  The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (the “Claimed Damages”).  KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims.  On March 15, 2013, the court entered orders denying the consolidated plaintiffs’ motions for summary judgment and granting the majority of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, those for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to approximately $55 million plus pre-judgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages.  The non-jury trial, originally set for September 2012, is presently scheduled for September 15, 2015.
Other Matters
In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table presents certain information regarding our executive officers as of December 31, 2014:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years (a)	From – To

Jeffrey T. Mezger	59	President and Chief Executive Officer (b)	2006	21
Jeff J. Kaminski	53	Executive Vice President and Chief Financial Officer	2010	4
Senior Vice President, Chief Financial Officer and Strategy Board member, Federal-Mogul Corporation (a global supplier of component parts and systems to the automotive, heavy-duty, industrial and transport markets)
						2008-2010
Albert Z. Praw	66	Executive Vice President, Real Estate and Business Development	2011	18 (c)	Chief Executive Officer, Landstone Communities, LLC (a real estate development company)	2006-2011
Brian J. Woram	54	Executive Vice President and General Counsel	2010	4	Senior Vice President and Chief Legal Officer, H&R Block, Inc. (a provider of tax, banking and business and consulting services)	2009-2010
William R. Hollinger	56	Senior Vice President and Chief Accounting Officer	2007	27
Thomas F. Norton	44	Senior Vice President, Human Resources	2009	6

(a)	All positions described were with us, unless otherwise indicated.

(b)	Mr. Mezger has served as a director since 2006.

(c)	Mr. Praw was employed by us from 1989-1992 and from 1994-2006. He was elected to his present position in October 2011.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2014, there were 655 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” The following table presents, for the periods indicated, the price ranges of our common stock, and cash dividends declared and paid per share:

	Year Ended November 30, 2014				Year Ended November 30, 2013
	High	Low	Dividends Declared	Dividends Paid	High	Low	Dividends Declared	Dividends Paid
First Quarter	$20.78	$16.38	$.0250	$.0250	$20.04	$13.86	$.0250	$.0250
Second Quarter	20.72	15.40	.0250	.0250	25.14	18.21	.0250	.0250
Third Quarter	18.98	16.06	.0250	.0250	22.49	15.57	.0250	.0250
Fourth Quarter	18.10	13.75	.0250	.0250	18.98	15.48	.0250	.0250
The declaration and payment of cash dividends on shares of our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and adjustments thereto, restrictions and covenants under the Credit Facility or other of our debt obligations, operational and financial investment strategy and general financial condition, as well as general business conditions.
The description of our equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to “Part III — Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.
We did not repurchase any of our equity securities during the fourth quarter of 2014.

Stock Performance Graph
The graph below compares the five-year cumulative total return of KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index for the periods ended November 30.

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index and
Dow Jones US Home Construction Index

	2009	2010	2011	2012	2013	2014
KB Home	$100	$85	$57	$112	$138	$139
S&P 500 Index	100	110	119	138	179	210
Dow Jones US Home Construction Index	100	91	99	173	181	217
The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. The closing price of KB Home common stock on the New York Stock Exchange was $17.57 per share on November 30, 2014 and $17.53 per share on November 30, 2013. The performance of our common stock depicted in the graphs above represents past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2009 in KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index including reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA
The data in this table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.” Both items are included in this report.
KB HOME
SELECTED FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues:
Homebuilding	$2,389,643	$2,084,978	$1,548,432	$1,305,562	$1,581,763
Financial services	11,306	12,152	11,683	10,304	8,233
Total	$2,400,949	$2,097,130	$1,560,115	$1,315,866	$1,589,996
Operating income (loss):
Homebuilding	$115,969	$92,084	$(20,256)	$(103,074)	$(16,045)
Financial services	7,860	9,110	8,692	6,792	5,114
Total	$123,829	$101,194	$(11,564)	$(96,282)	$(10,931)
Pretax income (loss)	$94,949	$38,363	$(79,053)	$(181,168)	$(76,368)
Net income (loss) (a)	$918,349	$39,963	$(58,953)	$(178,768)	$(69,368)
Earnings (loss) per share:
Basic	$10.26	$.48	$(.76)	$(2.32)	$(.90)
Diluted	$9.25	$.46	$(.76)	$(2.32)	$(.90)
Cash dividends declared per common share	$.1000	$.1000	$.1375	$.2500	$.2500
Balance Sheet Data:
Assets:
Homebuilding	$4,747,064	$3,183,595	$2,557,243	$2,480,369	$3,080,306
Financial services	10,486	10,040	4,455	32,173	29,443
Total	$4,757,550	$3,193,635	$2,561,698	$2,512,542	$3,109,749
Notes payable	$2,576,525	$2,150,498	$1,722,815	$1,583,571	$1,775,529
Stockholders’ equity	$1,595,910	$536,086	$376,806	$442,657	$631,878
Homebuilding Data:
Net orders	7,567	7,125	6,703	6,632	6,556
Unit backlog	2,909	2,557	2,577	2,156	1,336
Homes delivered	7,215	7,145	6,282	5,812	7,346

(a)	Net income for the year ended November 30, 2014 included the impact of an $825.2 million deferred tax asset valuation allowance reversal in the 2014 fourth quarter.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Overview. Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations for the years ended November 30, 2014, 2013 and 2012 (dollars in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Revenues:
Homebuilding	$2,389,643	$2,084,978	$1,548,432	15%	35%
Financial services	11,306	12,152	11,683	(7)	4
Total	$2,400,949	$2,097,130	$1,560,115	14%	34%
Pretax income (loss):
Homebuilding	$86,403	$28,179	$(89,936)	207%	(a)
Financial services	8,546	10,184	10,883	(16)	(6)%
Total pretax income (loss)	94,949	38,363	(79,053)	148%	(a)
Income tax benefit	823,400	1,600	20,100	(a)	(92)%
Net income (loss)	$918,349	$39,963	$(58,953)	(a)	(a)
Earnings (loss) per share:
Basic	$10.26	$.48	$(.76)	(a)	(a)
Diluted	$9.25	$.46	$(.76)	(a)	(a)
(a)    Percentage not meaningful.
We posted solidly profitable results in our 2014 fiscal year and made measurable progress on our growth goals, benefiting from both a generally positive economic environment and the ongoing execution of our core strategic initiatives, particularly our continued efforts to position more of our new home communities in attractive, land-constrained locations through a targeted land and land development investment program.
At the same time, a variety of challenges restrained our performance in some housing markets during the year and tempered our overall net orders, homes delivered and housing gross profit margins. These included relatively weak gains in consumer income levels amid rising home prices; tight mortgage lending standards; persistent cost increases for prime land assets, construction materials and subcontracted trade labor; and delays in opening new home communities for sales due in part to protracted governmental approval processes and utility service activations. Despite these challenges, we expanded our growth platform, generated operational momentum over the course of the year, and believe we have positioned ourselves to build on the following 2014 achievements:

•	Profitability. We generated pretax income of $94.9 million for 2014, up 148% over the prior year, and have produced pretax income for six consecutive quarters totaling $149.8 million.

•
Deferred Tax Asset Valuation Allowance. We reversed a substantial portion of our deferred tax asset valuation allowance at November 30, 2014, largely due to our consistent profitability. Among other things, the reversal nearly tripled our stockholders’ equity, significantly reduced our debt leverage ratio, and, going forward, enables us to potentially shelter, on a cash basis, more than $2 billion of future earnings from income taxes. The reversal also helped drive our net income to $918.3 million for the year.

•
Community Count Expansion. Our average community count of 214 for the 2014 fourth quarter increased 13% from the year-earlier quarter, and our average community count of 200 for the year ended November 30, 2014 rose 10% from 2013, reflecting our investments in land and land development in 2014 and 2013. Consistent with our strategic investment orientation, a higher proportion of our new home communities are located in submarkets that feature homebuyers with higher household incomes and stronger demand for larger home sizes with higher average selling prices, though we experienced some softening of demand in certain submarkets in the fourth quarter. Our expanded average community count in these locations contributed to our 2014 fiscal year net orders increasing 6% over the prior year and to a 20% year-over-year increase in the value of our net orders. Our net order value for a given period represents the potential future housing revenues associated with net orders, including various lot and product premiums, and homebuyer spending on design studio options and upgrades for homes in backlog during the same period.

•
Backlog and Future Growth. Our higher net orders in 2014 helped drive a 14% year-over-year expansion in our backlog to 2,909 homes at November 30, 2014. Our year-end backlog represented potential future housing revenues of $914.0 million, an increase of 34% from the prior year, reflecting the higher number of homes in backlog and the higher average selling price of those homes. Our homes in backlog and backlog value at November 30, 2014 reached their highest year-end levels since 2007.

We believe the year-over-year increases in our pretax and net income, community count in attractive submarkets, net orders and net order value and backlog levels in 2014 illustrate the success of our current integrated strategic approach to drive profitable growth and that our business overall will continue its positive growth trajectory in 2015.
Below is a summary of our financial and operational results for 2014.
Statement of Operations

•
Revenues. Total revenues of $2.40 billion for the year ended November 30, 2014 rose 14% from $2.10 billion for 2013, primarily due to an increase in housing revenues. Housing revenues grew 14% to $2.37 billion in 2014 from $2.08 billion in 2013, reflecting increases in both the number of homes delivered and the overall average selling price of those homes. In 2014, our total revenues included land sale revenues of $20.0 million compared to $.9 million in 2013. Also included in our total revenues were financial services revenues of $11.3 million in 2014 and $12.2 million in 2013.

◦	Homes Delivered. We delivered 7,215 homes in 2014, up 1% from 7,145 homes delivered in 2013.

◦	Average Selling Price. Our overall average selling price of homes delivered increased 13% to $328,400 in 2014 from $291,700 in 2013.

•
Homebuilding Operating Income. Our homebuilding operating income grew $23.9 million, or 26%, to $116.0 million in 2014, compared to $92.1 million in 2013. In 2014, our homebuilding operating income included $37.6 million of inventory impairment charges, of which $26.6 million related to planned future land sales, and $1.8 million of land option contract abandonment charges. In 2013, our homebuilding operating income included a net warranty charge of $32.0 million associated with water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, and $3.6 million of inventory impairment and land option contract abandonment charges. As a percentage of homebuilding revenues, our operating income improved to 4.9% in 2014 from 4.4% in 2013.

◦
Housing Gross Profits. Housing gross profits of $429.5 million in 2014 increased by $81.7 million, or 24%, from $347.8 million in 2013, reflecting the higher volume of homes delivered and a higher housing gross profit margin. Included in our housing gross profits were $12.8 million of inventory impairment and land option contract abandonment charges in 2014 and the above-mentioned inventory impairment and land option contract abandonment charges and net warranty charge in 2013. Our housing gross profit margin improved by 140 basis points to 18.1% in 2014 from 16.7% in 2013. Excluding the housing inventory- and warranty-related charges in 2014 and 2013, our adjusted housing gross profit margin improved by 30 basis points to 18.7% in 2014 from 18.4% in 2013. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”

◦
Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $288.0 million in 2014 from $255.8 million in 2013. Selling, general and administrative expenses for 2013 included the reversal of a previously established accrual of $8.2 million due to a favorable court decision. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses improved slightly to 12.2% in 2014 compared to 12.3% in 2013.

•
Interest Expense. Interest expense of $30.8 million for 2014 decreased from $62.7 million for 2013, reflecting an increase in the amount of our inventory qualifying for interest capitalization in 2014. In addition, interest expense in 2013 included a $10.4 million loss on the early extinguishment of debt associated with the retirement of certain of our senior notes.

•
Income Taxes. We recognized an income tax benefit of $823.4 million in 2014 and $1.6 million in 2013. The income tax benefit increased in 2014 primarily due to the reversal of $825.2 million of our deferred tax asset valuation allowance in the fourth quarter of 2014.

•
Net Income. We generated net income of $918.3 million, or $9.25 per diluted share, in 2014, compared to $40.0 million, or $.46 per diluted share, in 2013. Our net income for 2014 included the above-mentioned income tax benefit and a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland, which were partly offset by the $39.4 million of inventory impairment and land option contract abandonment charges noted above. Our net income for 2013 included the above-described net warranty charge, a loss on the early extinguishment of debt, inventory impairment and land option contract abandonment charges, and the reversal of a previously established accrual. Our 2013 net income also included the above-mentioned income tax benefit.

Balance Sheet

•
Cash, Cash Equivalents and Restricted Cash. Our cash, cash equivalents and restricted cash totaled $383.6 million at November 30, 2014, compared to $572.0 million at November 30, 2013. Of our total cash, cash equivalents and restricted cash at November 30, 2014 and 2013, $356.4 million and $530.1 million, respectively, was unrestricted. The decrease in total cash, cash equivalents and restricted cash was primarily due to our investments in land and land development during 2014, partly offset by total net proceeds of $531.6 million from the concurrent underwritten public issuances of the 4.75% senior notes due 2019 (the “4.75% Senior Notes due 2019”) and 7,986,111 shares of our common stock, par value $1.00 per share, at an offering price of $18.00 per share (the “2014 Common Stock Offering”).

•
Inventories. Reflecting our investment in land and land development of $1.47 billion and the distributions of $90.1 million of land and land development we received in 2014 from our unconsolidated joint venture Inspirada Builders, LLC (“Inspirada”), our inventory balance of $3.22 billion at November 30, 2014 increased 40% from $2.30 billion at November 30, 2013.

•
Investments in Unconsolidated Joint Ventures. Our investments in unconsolidated joint ventures decreased to $79.4 million at November 30, 2014 from $130.2 million at November 30, 2013, primarily due to the distributions of land and land development we received from Inspirada and the above-noted sale of our interest in an unconsolidated joint venture in Maryland during 2014. These transactions were partly offset by capital contributions we made to several of our unconsolidated joint ventures during 2014.

•
Notes Payable. Our debt balance increased to $2.58 billion at November 30, 2014 from $2.15 billion at November 30, 2013, reflecting the underwritten public issuance of the 4.75% Senior Notes due 2019. Our ratio of debt to capital improved to 61.8% at November 30, 2014, compared to 80.0% at November 30, 2013. Our ratio of net debt to capital (a calculation that is described below under “Non-GAAP Financial Measures”) also improved to 57.9% at November 30, 2014 from 74.6% at November 30, 2013. These improvements were primarily due to the year-over-year increase in our stockholders’ equity at November 30, 2014.

•
Stockholders’ Equity. Our stockholders’ equity expanded to $1.60 billion at November 30, 2014 from $536.1 million at November 30, 2013, primarily due to the net income we generated in 2014, which included the income tax benefit from the reversal of a substantial portion of our deferred tax asset valuation allowance, and the 2014 Common Stock Offering.

Net Orders, Backlog and Community Count
The following table presents information concerning our net orders, cancellation rate, ending backlog, and community count for the years ended November 30, 2014 and 2013 (dollars in thousands):

	Years Ended November 30,
	2014	2013
Net orders	7,567	7,125
Net order value	$2,579,951	$2,157,065
Cancellation rate	31%	32%
Ending backlog — homes	2,909	2,557
Ending backlog — value	$914,025	$682,489
Ending community count	227	191
Average community count	200	182

•
Net Orders. Net orders from our homebuilding operations increased 6% to 7,567 in 2014 from 7,125 in 2013, reflecting our higher average community count and our continued emphasis on balancing home selling prices and the pace of net orders to optimize the performance of our communities.

◦
The year-over-year growth in our overall net orders reflected increases of 9%, 15% and 7% in our West Coast, Southwest and Central homebuilding reporting segments, respectively, partly offset by a 4% decrease in our Southeast homebuilding reporting segment.

◦	The overall value of the net orders we generated in 2014 increased 20% to $2.58 billion from $2.16 billion in 2013.

◦
Each of our homebuilding reporting segments generated year-over-year growth in net order value in 2014, with our West Coast homebuilding reporting segment up 25% to $1.22 billion, our Southwest homebuilding reporting segment up 21% to $230.6 million, our Central homebuilding reporting segment up 19% to $755.7 million, and our Southeast homebuilding reporting segment up 7% to $376.0 million.

◦	Our cancellation rate was 31% in 2014, compared to 32% in 2013.

•
Backlog. Our backlog at November 30, 2014 was comprised of 2,909 homes, representing potential future housing revenues of $914.0 million, and at November 30, 2013 was comprised of 2,557 homes, representing potential future housing revenues of $682.5 million. The number of homes in our ending backlog rose 14% year over year, reflecting the 6% year-over-year increase in our net orders in 2014. The potential future housing revenues in our backlog at November 30, 2014 grew 34% from the prior year due to the increased number of homes in our backlog and the higher average selling price of those homes. Substantially all of the homes in our backlog at November 30, 2014 are expected to be delivered during the year ending November 30, 2015.

•
Community Count. Overall, our average community count for the year ended November 30, 2014 increased 10% to 200 from 182 as of November 30, 2013, while our ending community count increased 19% from the year-earlier period. The year-over-year growth reflected our strategic community positioning efforts and increased land and land development activities, which resulted in our opening more new communities for sales in 2014 than in the prior year. In addition, our average community count increased on a year-over-year basis in each of our homebuilding reporting segments. With the substantial inventory-related investments we made in 2014 and the investments we are planning to make in 2015, we expect that our overall community count will continue to increase in 2015, depending on sales absorption rates and the timing of community close-outs.

HOMEBUILDING
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. Our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado, New Mexico and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia.
The following table presents a summary of certain financial and operational data for our homebuilding operations for the years ended November 30, 2014, 2013 and 2012 (dollars in thousands, except average selling price):

	Years Ended November 30,
	2014	2013	2012
Revenues:
Housing	$2,369,633	$2,084,103	$1,548,432
Land	20,010	875	—
Total	2,389,643	2,084,978	1,548,432
Costs and expenses:
Construction and land costs
Housing	(1,940,100)	(1,736,320)	(1,332,045)
Land	(45,551)	(766)	—
Total	(1,985,651)	(1,737,086)	(1,332,045)
Selling, general and administrative expenses	(288,023)	(255,808)	(236,643)
Total	(2,273,674)	(1,992,894)	(1,568,688)
Operating income (loss)	$115,969	$92,084	$(20,256)
Homes delivered	7,215	7,145	6,282
Average selling price	$328,400	$291,700	$246,500
Housing gross profit margin as a percentage of housing revenues	18.1%	16.7%	14.0%
Adjusted housing gross profit margin as a percentage of housing revenues	18.7%	18.4%	13.5%
Selling, general and administrative expenses as a percentage of housing revenues	12.2%	12.3%	15.3%
Operating income (loss) as a percentage of homebuilding revenues	4.9%	4.4%	(1.3)%
Revenues. Homebuilding revenues totaled $2.39 billion in 2014, up 15% from $2.08 billion in 2013, which had increased 35% from $1.55 billion in 2012. The year-over-year increases in our homebuilding revenues in 2014 and 2013 reflected growth in our housing revenues in each of those years. In addition, our homebuilding revenues in 2014 and 2013 included $20.0 million and $.9 million, respectively, of revenues from land sales. In 2012, our homebuilding revenues were generated entirely from housing operations.
The year-over-year growth in our housing revenues in 2014 reflected a 1% increase in the number of homes delivered and a 13% increase in the overall average selling price of those homes. In 2013, housing revenues rose 35% from 2012 due to a 14% increase in the number of homes delivered and an 18% increase in the overall average selling price. We delivered a total of 7,215 homes in 2014, up from 7,145 homes delivered in 2013. The year-over-year increase in the number of homes delivered in 2014 was mainly due to 6% growth in our net orders during the year. In 2013, our homes delivered rose 14% from 6,282 homes delivered in 2012 largely due to our higher backlog at the beginning of the year, which was up 20% on a year-over-year basis.
The overall average selling price of homes delivered increased to $328,400 in 2014, up $36,700, from $291,700 in 2013. The higher average selling price in 2014 reflected our continued positioning of our new home communities in land-constrained submarkets that typically feature homebuyers with higher household incomes; higher median home selling prices; stronger demand for larger home sizes and various lot and product premiums, and design studio options and upgrades; our continued actions to optimize revenues and profits; and generally favorable market conditions. Our overall average selling price has increased on a year-over-year basis for each of the last 18 quarters. Average selling prices for 2014 were higher across all of our homebuilding reporting segments compared to the year-earlier period, with increases ranging from 13% in each of our Central and Southeast homebuilding reporting segments to 22% in our West Coast homebuilding reporting segment. In 2013, our overall average selling price of homes delivered grew 18% from $246,500 in 2012 largely due to the same factors that drove the year-over-year increase in our overall average selling price in 2014. In 2013, each of our homebuilding reporting segments posted a double-digit year-over-year increase in average selling price, with increases ranging from 13% in our Southeast homebuilding reporting segment to 22% in our Southwest homebuilding reporting segment.
Our land sale revenues totaled $20.0 million in 2014 and $.9 million in 2013. We had no land sales in 2012. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land at reasonable prices and prevailing market conditions.
Operating Income (Loss). Our homebuilding business generated operating income of $116.0 million in 2014, an improvement from operating income of $92.1 million in 2013 and an operating loss of $20.3 million in 2012. Our homebuilding operating income as a percentage of homebuilding revenues was 4.9% in 2014 and 4.4% in 2013. In 2012, our homebuilding operating loss as a percentage of homebuilding revenues was 1.3%.
The following table presents a summary of charges and other items included in our operating income (loss) (in thousands):

	Years Ended November 30,
	2014	2013	2012
Inventory impairment and land option contract abandonment charges	$(39,431)	$(3,581)	$(28,533)
Warranty-related charges	—	(31,959)	(2,576)
Warranty adjustments	—	—	11,162
Insurance and legal expense recoveries	—	—	26,534
Court decision reversal (charge)	—	8,164	(8,764)
Total	$(39,431)	$(27,376)	$(2,177)
The year-over-year increases in our operating income in each of 2014 and 2013 reflected higher housing gross profits, partly offset by higher selling, general and administrative expenses. In 2014, our housing gross profits of $429.5 million increased by $81.7 million, or 24%, from $347.8 million for the previous year due to the higher volume of homes delivered and a higher housing gross profit margin. Housing gross profits for 2014 included $12.8 million of inventory impairment and land option contract abandonment charges. Housing gross profits for 2013 included a net warranty charge of $32.0 million for water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, as discussed in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, and $3.6 million of inventory impairment and land option contract abandonment charges. Our 2014 housing gross profit margin improved by 140 basis points to 18.1% from 16.7% in 2013. Our adjusted housing gross profit margin was 18.7% in 2014, up 30 basis points from 18.4% in 2013.
Our housing gross profits for 2013 increased by $131.4 million, or 61%, from $216.4 million for 2012, primarily due to the higher volume of homes delivered and a higher housing gross profit margin. Our housing gross profits in 2013 included the net warranty charge and inventory impairment and land option contract abandonment charges mentioned above. In 2012, our housing gross profits included $26.5 million of insurance recoveries related to repair costs and costs to handle claims with respect to previously delivered homes, and favorable net warranty adjustments of $8.6 million that reflected trends in our overall warranty claims experience. The impact of these items was mostly offset by inventory impairment and land option contract abandonment charges of $28.5 million. Our 2013 housing gross profit margin improved by 270 basis points from 14.0% in 2012. Our adjusted housing gross profit margin in 2013 improved by 490 basis points from 13.5% in 2012.
Our land sales generated losses of $25.5 million in 2014 and income of $.1 million in 2013. We had no land sales in 2012. The land sale results in 2014 included impairment charges of $26.6 million related to planned future land sales.
As discussed in Note 7. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, we had inventory impairment charges of $37.6 million in 2014, $.4 million in 2013 and $28.1 million in 2012. In 2014, $26.6 million of these charges related to two properties where we decided to change our strategy and monetize our investment through land sales rather than build and sell homes on the parcels as previously intended. One of the properties was our last remaining land parcel in Atlanta, Georgia, a former market where we do not have ongoing operations; the sale of this parcel closed in the 2014 fourth quarter. The other property was an 80 acre land parcel located in the Coachella Valley area of southern California, an inland submarket that has not recovered as quickly as we had anticipated and where we no longer actively participate. In addition, this parcel was earmarked for a specific type of development that was not aligned with our core business and would have required significant additional investment dollars in land development and infrastructure over an extended period of time to build out. Taking these factors into account, we decided to sell the parcel to redeploy the cash to projects that are expected to generate higher returns in a shorter period.
The remainder, or $11.0 million, of the inventory impairment charges in 2014 related to six communities primarily located in inland California and Arizona. We had previously suspended development activity on a portion of these communities. However, based on our evaluation of the submarkets where these assets are located, we decided to monetize these land positions sooner by opening for sales more quickly and accelerating the overall timing and pace for building and delivering homes. The balance of the 2014 impairment charges were related to a few active communities located in particular areas that have somewhat softened.

However, these were isolated, location-specific instances that we believe are not indicative of a significant deterioration of the related markets generally. In the two-year period prior to the 2014 fourth quarter, we activated more than 30 communities, of which only three had impairment charges at the time of their activation or in a subsequent period. To the extent we change our strategy on any given asset, it is possible that we may have additional impairments in the future.
Also as discussed in Note 7. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, we recognized abandonment charges associated with land option contracts and other similar contracts of $1.8 million in 2014, $3.2 million in 2013 and $.4 million in 2012. Inventory impairment and land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
Selling, general and administrative expenses totaled $288.0 million in 2014, up from $255.8 million in 2013, which had increased from $236.6 million in 2012. The year-over-year increases in selling, general and administrative expenses in 2014 and 2013 were largely due to costs associated with the increased volume of homes delivered and higher housing revenues generated during those years. In 2013, the increase in costs was partly offset by the reversal of a previously established accrual of $8.2 million due to a favorable court decision. In 2012, we had recognized an unfavorable court decision charge of $8.8 million related to the same matter. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses were 12.2% in 2014, 12.3% in 2013 and 15.3% in 2012. The percentage improved slightly in 2014 compared to 2013 mainly due to the 14% year-over-year increase in our housing revenues and our ongoing focus on containing our overhead costs to the extent possible. In 2013, the percentage improved from 2012 primarily due to the 35% increase in our housing revenues and the reversal, during 2013, of an accrual that had previously been established in 2012.
Interest Income. Interest income, which is generated from short-term investments, totaled $.4 million in 2014, $.8 million in 2013 and $.5 million in 2012. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $30.8 million in 2014, $62.7 million in 2013 and $69.8 million in 2012. Interest expense for 2013 included a $10.4 million loss on the early extinguishment of debt as a result of the retirement of $215.1 million in aggregate principal amount of certain of our senior notes due 2014 and 2015 through a combination of purchases made pursuant to the applicable tender offers that were initially made on October 15, 2013 (the “October 2013 Tender Offers”) and redemptions. Interest expense for 2012 included a $10.3 million loss on the early extinguishment of debt as a result of completing the applicable tender offers that were initially made on January 19, 2012 (the “January 2012 Tender Offers”) and on July 11, 2012 (the “July 2012 Tender Offers”).
Gross interest incurred during 2014 increased by $22.4 million to $171.5 million from $149.1 million in 2013 primarily due to an increase in our average debt level. Gross interest incurred during 2013 increased by $16.4 million from $132.7 million in 2012 mainly due to an increase in our average debt level and the inclusion of the $10.4 million loss on the early extinguishment of debt in 2013. The percentage of interest capitalized was 82% in 2014, 62% in 2013 and 51% in 2012. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our unconsolidated joint ventures operate in various markets, typically where our homebuilding operations are located. These unconsolidated joint ventures posted combined revenues of $12.5 million in 2014, $17.4 million in 2013 and $31.8 million in 2012. All of the revenues in 2014, 2013 and 2012 were generated from land sales completed by two of our unconsolidated joint ventures. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures generated combined income of $.3 million in 2014, $2.7 million in 2013 and $8.3 million in 2012. Our equity in income of unconsolidated joint ventures was $.7 million in 2014, and our equity in loss of unconsolidated joint ventures totaled $2.0 million in 2013 and $.4 million in 2012. In 2014, our equity in income of unconsolidated joint ventures included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland.
Non-GAAP Financial Measures
This report contains information about our adjusted housing gross profit margin and ratio of net debt to capital, both of which are not calculated in accordance with generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because the adjusted housing gross profit margin and the ratio of net debt to capital are not calculated in accordance with GAAP, these financial measures may not be completely comparable to other companies in the homebuilding industry and thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.

Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Years Ended November 30,
	2014	2013	2012
Housing revenues	$2,369,633	$2,084,103	$1,548,432
Housing construction and land costs	(1,940,100)	(1,736,320)	(1,332,045)
Housing gross profits	429,533	347,783	216,387
Add: Housing inventory impairment and land option contract abandonment charges	12,788	3,581	28,533
Warranty-related charges	—	31,959	2,576
Less: Warranty adjustments	—	—	(11,162)
Insurance recoveries	—	—	(26,534)
Adjusted housing gross profits	$442,321	$383,323	$209,800
Housing gross profit margin as a percentage of housing revenues	18.1%	16.7%	14.0%
Adjusted housing gross profit margin as a percentage of housing revenues	18.7%	18.4%	13.5%
Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding housing inventory impairment and land option contract abandonment charges, warranty-related charges, warranty adjustments and insurance recoveries (as applicable) recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profits we generated specifically on the homes delivered during a given period and enhances the comparability between periods. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of the housing inventory impairment and land option contract abandonment charges, warranty-related charges, warranty adjustments and insurance recoveries (as applicable). This financial measure assists our management in making strategic decisions regarding product mix, product pricing and construction pace.
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	November 30,
	2014	2013
Notes payable	$2,576,525	$2,150,498
Stockholders’ equity	1,595,910	536,086
Total capital	$4,172,435	$2,686,584
Ratio of debt to capital	61.8%	80.0%

Notes payable	$2,576,525	$2,150,498
Less: Cash and cash equivalents and restricted cash	(383,601)	(572,001)
Net debt	2,192,924	1,578,497
Stockholders’ equity	1,595,910	536,086
Total capital	$3,788,834	$2,114,583
Ratio of net debt to capital	57.9%	74.6%
The ratio of net debt to capital is a non-GAAP financial measure, which we calculate by dividing notes payable, net of homebuilding cash and cash equivalents and restricted cash, by capital (notes payable, net of homebuilding cash and cash equivalents and restricted cash, plus stockholders’ equity). The most directly comparable GAAP financial measure is the ratio of debt to capital. We believe the ratio of net debt to capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations.
HOMEBUILDING REPORTING SEGMENTS
The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

Years Ended November 30,	Housing Revenues (in thousands)	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
2014
West Coast	$1,089,857	46%	1,913	27%	$569,700
Southwest	199,504	9	736	10	271,100
Central	693,267	29	3,098	43	223,800
Southeast	387,005	16	1,468	20	263,600
Total	$2,369,633	100%	7,215	100%	$328,400

2013
West Coast	$1,019,343	49%	2,179	31%	$467,800
Southwest	175,252	8	738	10	237,500
Central	565,120	27	2,841	40	198,900
Southeast	324,388	16	1,387	19	233,900
Total	$2,084,103	100%	7,145	100%	$291,700

2012
West Coast	$755,259	49%	1,945	31%	$388,300
Southwest	132,438	9	683	11	193,900
Central	436,407	28	2,566	41	170,100
Southeast	224,328	14	1,088	17	206,200
Total	$1,548,432	100%	6,282	100%	$246,500
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the years indicated (dollars in thousands):

	Years Ended November 30,			Variance
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Revenues	$1,089,857	$1,020,218	$755,259	7%	35%
Construction and land costs	(889,345)	(811,921)	(664,321)	(10)	(22)
Selling, general and administrative expenses	(69,774)	(62,357)	(68,651)	(12)	9
Operating income	130,738	145,940	22,287	(10)	555
Other expense, net	(14,413)	(27,676)	(32,754)	48	16%
Pretax income (loss)	$116,325	$118,264	$(10,467)	(2)%	(a)

(a)	Percentage not meaningful.
Our West Coast homebuilding reporting segment’s total revenues for 2014 and 2012 were generated entirely from housing operations. In 2013, this segment’s total revenues also included $.9 million of revenues from land sales. Housing revenues for 2014 increased 7% from 2013 due to a 22% increase in the average selling price that was partially offset by a 12% decrease in the number of homes delivered. The year-over-year decrease in homes delivered in 2014 was largely due to this segment having 39% fewer homes in backlog at the beginning of 2014 as compared to the previous year, partly offset by the impact of a 9% increase in net orders in 2014. The lower backlog level at the beginning of 2014 compared to the previous year was due to year-over-year declines in the segment’s net orders in 2013 that reflected the ongoing shift of our community mix largely toward coastal California submarkets, delays experienced in opening new communities for sales in those submarkets, and our emphasis on balancing home selling pries and sales pace to drive profitability. The average selling price for 2014 rose from 2013 due to the combination of a greater proportion of homes delivered from higher-priced communities located in coastal submarkets within this segment, particularly those in northern California, a shift in product mix to larger home sizes, an increase in design studio option and upgrade revenues per home, and generally rising home prices. In 2013, housing revenues increased 35% from the year-earlier period, reflecting a 12% increase in the number of homes delivered and a 20% increase in the average selling price of those homes. The number of homes delivered in 2013 grew from 2012 largely due to a 48% higher backlog level at the beginning of 2013 as compared to the prior year, partly offset by the impact of a 12% decrease in net orders in 2013. In 2013, the average selling price increased from 2012 for the reasons described above with respect to 2014.
In 2014, pretax income from this segment decreased by $1.9 million from the prior year, reflecting a $23.2 million impairment charge associated with the planned future land sale of an 80 acre land parcel located in the Coachella Valley area of southern California. Pretax income also reflected an increase in selling, general and administrative expenses, that were partly offset by higher housing gross profits and a decrease in other expense, net. The housing gross profit margin increased to 20.5% in 2014 from 20.4% in 2013. The housing gross profit margin in 2014 was tempered by higher direct construction costs and an increased use of sales incentives and price reductions on completed homes in the fourth quarter. In 2014, inventory impairment and land option contract abandonment charges impacting the segment’s housing gross profit margin totaled $4.6 million and represented .4% of this segment’s housing revenues, compared to land option contract abandonment charges of $3.2 million in 2013 that represented .3% of this segment’s housing revenues. Selling, general and administrative expenses for 2014 rose $7.4 million from 2013 largely due to increased costs associated with the higher number of new community openings in 2014. Other expense, net for 2014 declined from the previous year due to lower interest expense as a result of an increase in the amount of interest capitalized.
In 2013, pretax income from this segment improved by $128.7 million from the pretax loss posted for 2012, mainly due to higher housing gross profits and lower selling, general and administrative expenses. The housing gross profit margin expanded to 20.4% in 2013 from 12.0% in 2012, primarily due to an increased proportion of deliveries from higher-margin communities, generally rising home prices, increased leverage from the higher volume of homes delivered in 2013, and a decrease in inventory-related charges. In 2013, land option contract abandonment charges totaled $3.2 million and represented .3% of segment housing revenues, compared to inventory impairment charges of $19.2 million that represented 3% of segment housing revenues in 2012. Selling, general and administrative expenses for 2013 decreased by $6.3 million from 2012 largely due to the reversal of a previously established accrual of $8.2 million due to a favorable court decision, partly offset by increased costs associated with the higher volume of homes delivered and the increased number of new community openings in 2013. In addition, selling, general and administrative expenses in 2012 included an $8.8 million unfavorable court decision charge that was partially reversed in 2013. Other expense, net for 2013 declined from the previous year due to lower interest expense as a result of an increase in the amount of interest capitalized.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the years indicated (dollars in thousands):

	Years Ended November 30,			Variance
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Revenues	$199,504	$175,252	$132,438	14%	32%
Construction and land costs	(162,560)	(135,024)	(107,203)	(20)	(26)
Selling, general and administrative expenses	(22,069)	(17,439)	(17,168)	(27)	(2)
Operating income	14,875	22,789	8,067	(35)	182
Other expense, net	(8,860)	(19,886)	(18,261)	55	(9)%
Pretax income (loss)	$6,015	$2,903	$(10,194)	107%	(a)

(a)	Percentage not meaningful.
In 2014, 2013 and 2012, our Southwest homebuilding reporting segment’s total revenues were generated entirely from housing operations. Housing revenues for 2014 rose 14% from the previous year, reflecting a 14% increase in the average selling price as the number of homes delivered was essentially flat year over year. The average selling price for 2014 increased from the year-

earlier period due to a shift in community and product mix of homes delivered to higher-priced communities and larger homes within our Arizona operations, and generally rising home prices. In 2013, housing revenues grew 32% year over year due to increases of 8% in the number of homes delivered and 22% in the average selling price of those homes. Most of the growth in homes delivered occurred in our Arizona operations as a result of activating certain inventory in 2012 that was previously held for future development. The average selling price for 2013 rose from 2012 for the reasons described above with respect to 2014.
This segment’s pretax income improved by $3.1 million in 2014 compared to 2013 mainly due to a decrease in other expense, net that was partly offset by a decline in housing gross profits and an increase in selling, general and administrative expenses. This segment’s housing gross profit margin decreased to 18.5% in 2014 from 23.0% in 2013, reflecting $6.4 million of inventory impairment charges in 2014, compared to no such charges in the previous year, as well as a change in the mix of homes delivered. Inventory impairment charges represented 3.2% of housing revenues in 2014. Selling, general and administrative expenses increased from the previous year mainly due to a higher number of new community openings in 2014 as compared to 2013. Other expense, net decreased from the previous year due to lower interest expense as a result of an increase in the amount of interest capitalized.
In 2013, pretax income from this segment improved by $13.1 million from the pretax loss posted in 2012, primarily reflecting an increase in housing gross profits. The housing gross profit margin increased to 23.0% in 2013 from 19.1% in 2012, mainly due to an increase in homes delivered from higher-margin communities. In 2012, the housing gross profit margin included favorable warranty adjustments of $4.3 million that were partly offset by inventory impairment charges of $2.1 million. Even with the higher volume of homes delivered and higher revenues generated from this segment in 2013, selling, general and administrative expenses increased only slightly from the previous year, primarily due to our cost containment efforts.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the years indicated (dollars in thousands):

	Years Ended November 30,			Variance
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Revenues	$698,429	$565,120	$436,407	24%	29%
Construction and land costs	(578,711)	(474,220)	(376,024)	(22)	(26)
Selling, general and administrative expenses	(72,742)	(62,928)	(52,430)	(16)	(20)
Operating income	46,976	27,972	7,953	68	252
Other income (expense), net	238	(5,697)	(6,504)	(a)	12%
Pretax income	$47,214	$22,275	$1,449	112%	(a)

(a)	Percentage not meaningful.
Our Central homebuilding reporting segment’s total revenues for 2014 were mostly comprised of revenues from housing operations, with $5.2 million of revenues generated from land sales. This segment’s total revenues for 2013 and 2012 were generated entirely from housing operations. Housing revenues for 2014 rose 23% compared to the previous year as a result of a 9% increase in the number of homes delivered and a 13% increase in the average selling price of those homes. The increase in homes delivered principally reflected a 16% higher backlog level at the beginning of 2014 compared to the previous year and a 7% increase in net orders. The year-over-year growth in homes delivered in this segment for 2014 was attributable to both our Texas and Colorado operations. The average selling price for 2014 rose from the prior year primarily due to a greater proportion of homes delivered from higher-priced communities, a change in mix to larger homes, and generally rising home prices. In 2013, housing revenues expanded 29% compared to 2012 as a result of an 11% increase in the number of homes delivered and a 17% increase in the average selling price of those homes. Homes delivered increased in 2013 largely due to a 13% higher backlog level at the start of the year compared to the prior year and 12% growth in net orders. The average selling price of homes delivered in 2013 increased from 2012 primarily due to a greater proportion of homes delivered from higher-priced communities and generally rising home prices.
In 2014, the pretax income from this segment improved by $24.9 million from the previous year, reflecting higher housing gross profits and a change in other income, net that were partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 17.2% in 2014 from 16.1% in 2013 due to an increased proportion of homes delivered from higher-margin communities, partly offset by higher direct construction costs. The housing gross profit margin expanded year over year despite the inclusion of $1.0 million of land option contract abandonment charges in 2014. In 2014, this segment also produced gross profits of $.2 million from land sales. The year-over-year increase in selling, general and administrative expenses in 2014 was primarily due to increased variable expenses associated with the increases in both homes delivered and housing revenues. This segment generated other income, net in 2014, compared to other expense, net in 2013, mainly due to a decrease in interest expense that reflected an increase in the amount of interest capitalized.
In 2013, the pretax income from this segment improved by $20.8 million from the previous year, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 16.1% in 2013 from 13.8% in 2012 due to an increased proportion of homes delivered from higher-margin communities in 2013. In 2012, favorable warranty adjustments of $1.9 million were mostly offset by inventory impairment and land option contract abandonment charges of $1.4 million. The year-over-year increase in selling, general and administrative expenses in 2013 was primarily due to an increase in the number of homes delivered and higher housing revenues. Other expense, net for 2013 declined from the previous year due to lower interest expense as a result of an increase in the amount of interest capitalized.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the years indicated (dollars in thousands):

	Years Ended November 30,			Variance
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Revenues	$401,853	$324,388	$224,328	24%	45%
Construction and land costs	(351,634)	(312,733)	(181,313)	(12)	(72)
Selling, general and administrative expenses	(54,412)	(44,699)	(30,883)	(22)	(45)
Operating income (loss)	(4,193)	(33,044)	12,132	87	(a)
Other expense, net	(6,965)	(12,948)	(13,315)	46	3%
Pretax loss	$(11,158)	$(45,992)	$(1,183)	76%	(a)

(a)	Percentage not meaningful.
Our Southeast homebuilding reporting segment’s total revenues for 2014 were mostly comprised of revenues from housing operations, with $14.8 million generated from land sales. The segment’s total revenues for 2013 and 2012 were generated solely from housing operations. In 2014, housing revenues grew 19% compared to the prior year, reflecting a 6% increase in the number of homes delivered and a 13% increase in the average selling price of those homes. The increase in homes delivered reflected a 7% higher backlog at the beginning of 2014 compared to the previous year. Most of the year-over-year growth in homes delivered in this segment in 2014 was generated from our Florida operations. The year-over-year increase in the average selling price was primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix to larger home sizes, and generally rising home prices. In 2013, housing revenues rose 45% from the previous year due to a 27% increase in the number of homes delivered and a 13% increase in the average selling price of those homes. The increase in homes delivered, which occurred primarily within our Florida operations, reflected a 19% higher backlog at the beginning of 2013 compared to the previous year and a 21% increase in net orders during the year.
The pretax results from this segment for 2014 improved by $34.8 million from 2013, reflecting an increase in housing gross profits and a decrease in other expense, net that were partially offset by higher selling, general and administrative expenses and an impairment charge of $3.4 million related to the sale of our last remaining land parcel in Atlanta, Georgia, a former market where we do not have ongoing operations. This segment’s housing gross profit margin expanded to 13.6% in 2014 from 3.6% in 2013, largely due to a net warranty charge of $32.0 million associated with water intrusion-related repairs at certain of our communities in central and southwest Florida in 2013 as discussed in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. In 2014, inventory impairment and land option contract abandonment charges impacting the segment’s housing gross profit margin totaled $.8 million, compared to inventory impairment charges of $.4 million in 2013. Other expense, net for 2014 decreased from 2013 due to lower interest expense as a result of an increase in the amount of interest capitalized.
The pretax loss from this segment for 2013 increased by $44.8 million from 2012, reflecting a decrease in housing gross profits and higher selling, general and administrative expenses. The housing gross profit margin declined to 3.6% in 2013 from 19.2% in 2012, largely due to the net warranty charge mentioned above. In addition, the housing gross profits for 2012 included insurance recoveries of $26.5 million that were partly offset by inventory impairment and land option contract abandonment charges of $5.8 million. The year-over-year increase in selling, general and administrative expenses in 2013 was primarily due to administrative costs associated with water intrusion-related repairs, an increase in the number of homes delivered and higher housing revenues. Other expense, net for 2013 decreased from 2012 due to lower interest expense as a result of an increase in the amount of interest capitalized.
FINANCIAL SERVICES REPORTING SEGMENT
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. In addition, since July 2014, this segment has offered mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through HCM, a joint venture of a subsidiary of ours and a subsidiary of Nationstar. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM, with Nationstar providing management oversight of HCM’s operations.
From 2012 until HCM’s operational launch, this segment earned revenues from the performance of certain marketing services under an agreement with a preferred mortgage lender that offered mortgage banking services, including mortgage loan originations, to our homebuyers who elected to use the lender. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of a home. From early 2012 and continuing until HCM’s operational launch, Nationstar was our preferred mortgage lender. Prior to that, we had a similar preferred mortgage lender relationship with MetLife Home Loans, a division of MetLife Bank, N.A.
Based on the number of homes delivered in 2014, approximately 62% of our homebuyers used HCM or Nationstar to finance the purchase of their home, compared to approximately 59% and 30% that used Nationstar in 2013 and 2012, respectively. We expect to see increases in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from HCM.
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Years Ended November 30,
	2014	2013	2012
Revenues	$11,306	$12,152	$11,683
Expenses	(3,446)	(3,042)	(2,991)
Equity in income/gain on wind down of unconsolidated joint venture	686	1,074	2,191
Pretax income	$8,546	$10,184	$10,883

Total originations (a):
Loans	1,501	—	—
Principal	$374,263	$—	$—
Percentage of homebuyers using HCM	64%	—%	—%
Average FICO score	716	—	—

Loans sold to third parties (a):
Loans	1,035	—	—
Principal	$252,583	$—	$—

Mortgage loan origination mix (a):
Conventional/non-conventional loans	52%	—%	—%
FHA loans	26	—	—
Other government loans	22	—	—

Loan type (a):
ARM	9%	—%	—%
Fixed	91	—	—

(a)    Loan originations and sales occurred within HCM, which commenced operations on July 21, 2014.

Revenues. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. These operations also earned marketing services fees, pursuant to a marketing services agreement with a preferred lender, until July 21, 2014. Financial services revenues totaled $11.3 million in 2014, $12.2 million in 2013 and $11.7 million in 2012. The year-over-year decrease in our financial services revenues in 2014 was mainly due to a decline in marketing services fees and insurance commissions, partly offset by an increase in title services revenues. In 2013, the year-over-year increase in our financial services revenues was primarily due to an increase in title services revenues, which was partly offset by a decrease in marketing services fees.
Financial services revenues included revenues from insurance commissions and title services totaling $10.2 million in 2014, $10.4 million in 2013 and $9.5 million in 2012, and a nominal amount of interest income in each year, which was earned primarily from money market deposits. In 2014, 2013 and 2012, financial services revenues also included $1.1 million, $1.8 million and $2.2 million, respectively, of revenues from marketing services fees. These fees were associated with the marketing services agreements in effect during each year and represented the fair value of the services we provided in connection with the agreements.
Expenses. General and administrative expenses totaled $3.4 million in 2014 and $3.0 million in both 2013 and 2012.
Equity in Income/Gain on Wind Down of Unconsolidated Joint Venture. The equity in income/gain on wind down of unconsolidated joint venture was $.7 million in 2014, $1.1 million in 2013 and $2.2 million in 2012. The equity in income of unconsolidated joint ventures for 2014 reflected the mid-year operational launch of HCM. The amounts for 2013 and 2012 included gains of $1.1 million and $2.1 million, respectively, recognized in connection with the wind down of the business operations of a former mortgage banking joint venture, which ceased offering mortgage banking services in 2011.
INCOME TAXES
We recognized an income tax benefit of $823.4 million in 2014, $1.6 million in 2013 and $20.1 million in 2012. The income tax benefit in 2014 primarily resulted from the reversal of a substantial portion of our deferred tax asset valuation allowance. The income tax benefit in 2013 was due to the resolution of a state tax audit, which resulted in a refund receivable of $1.4 million, as well as the recognition of unrecognized tax benefits of $1.0 million, partly offset by a state tax liability of $.8 million. In 2012, the income tax benefit primarily reflected the resolution of federal and state tax audits, which also resulted in the realization of $1.2 million of deferred tax assets. Due to the effects of our deferred tax asset valuation allowances and changes in our unrecognized tax benefits, our effective tax rates in 2014, 2013 and 2012 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax income (loss) for those periods.
From 2007 to 2012, we generated substantial deferred tax assets due to the impact of the housing downturn on our business, the asset impairment and land option contract abandonment charges we incurred and the NOL we posted in those years. We also established a corresponding valuation allowance against those deferred tax assets. At November 30, 2013, our deferred tax assets of $859.4 million were fully offset by a valuation allowance.
In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), we evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results; our expectation of future profitability; the duration of the applicable statutory carryforward periods; and conditions in the housing market and the broader economy. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets will depend on applicable income tax rates.
At November 30, 2014, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that most of our deferred tax asset would be realized. As a result, in accordance with ASC 740, we recognized an $824.2 million income tax benefit in the fourth quarter of 2014 that included the reversal of $825.2 million of our deferred tax asset valuation allowance. At November 30, 2014, our deferred tax assets of $866.4 million were offset by a valuation allowance of $41.2 million. The components of the valuation allowance remaining at November 30, 2014 primarily relate to foreign tax credits and certain state NOL that have not met the “more likely than not” realization standard under ASC 740.
We conducted this evaluation by considering all positive and negative evidence to determine our ability to realize our deferred tax assets. In this evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to indirect or less current evidence.

The principal positive evidence that led us to determine at November 30, 2014 that a significant portion of our deferred tax asset valuation allowance could be reversed included our emergence from a three-year cumulative pretax loss position in 2014 as well as the underlying momentum in our business and generally improved housing market and broader economic conditions over the past few years and continuing in 2014 that have enabled us to achieve and maintain a three-year cumulative pretax income position since August 31, 2014; the significant pretax income we generated during 2014 and 2013, including six consecutive quarters of pretax income totaling $149.8 million as of November 30, 2014; improvement in key financial metrics in 2014 when compared to the previous year (including improvement in our revenues; housing gross profits; selling, general and administrative expenses as a percentage of housing revenues; net orders; and backlog); our expectation of future profitability; our strong financial position; and significant evidence that conditions in the U.S. housing industry are more favorable than in recent years and our belief that such conditions will continue to be favorable over the long term. Even if industry conditions weaken from current levels, based on our long operating history and the experience of our management team, we believe we will be able to make adjustments to address changing market conditions that will enable us to maintain long-term profitability and realize our deferred tax assets. Below is a description of the principal evidence we considered in our evaluation at November 30, 2014.

•
Recent Operating Results. We generated significant pretax income in 2014 and 2013, including six consecutive quarters of pretax income totaling $149.8 million as of November 30, 2014. As a result of this profitability, we emerged from a three-year cumulative pretax loss position as of August 31, 2014. This three-year cumulative pretax loss position had been a significant piece of negative evidence prior to 2014. In addition, as discussed above under “Results of Operations—Overview” in this report, we generated year-over-year improvement in most of our key financial metrics in 2014 and 2013, including improvement in our revenues; housing gross profits; selling, general and administrative expenses as a percentage of housing revenues; net orders; and backlog levels.

•
Future Operating Results. We believe we have a strong backlog of orders that, combined with other factors, supports our ability to continue to be profitable. In addition, we expect to generate pretax earnings for 2015 and beyond based on detailed internal projections for each of our operating divisions. These projections considered current and expected supply and demand conditions in our served markets, land and land development investments, community count, net orders, backlog levels and average selling prices. Further, we estimate that even if our annual pretax income in future years remains flat with our 2015 projected pretax income, we will realize all of our federal deferred tax assets, except for approximately $14.5 million related to foreign tax credits that expire in 2015 and 2016 (due to our expectation that utilization of federal NOL will offset taxable income in those years). Our primary assumption regarding our future operating results is that sufficient taxable income will be generated before the federal NOL and tax credits (other than the foreign tax credits) expire. As of November 30, 2014, we estimate that we will need to generate more than $2 billion of pretax income in future periods before 2034 to realize our deferred tax assets. Historically, the significant difference between pretax income and taxable income has been asset impairment charges and land option contract abandonment charges.

•
Financial Position. We believe our balance sheet and liquidity position at November 30, 2014, including $356.4 million of unrestricted cash and cash equivalents and $200 million available for future borrowings under the Credit Facility, and expected access to capital markets and external financing sources, supports our ability to invest in our business to generate profitable growth in future years. We invested $1.14 billion in land and land development in 2013 and an additional $1.47 billion in 2014. As a result of our substantial investments in land and land development, our inventory balance of $3.22 billion at November 30, 2014 increased 40% from November 30, 2013 and our community count at November 30, 2014 grew 19% from the previous year. Further, with the continued recovery in many housing markets, we have activated certain land previously held for future development, expanding the balance of our performing inventory assets. As of November 30, 2014, we owned or controlled 52,198 lots, representing a four to five year supply that we believe positions us to sustain future growth and profitability.

•
Recovery Period for Deferred Tax Assets. For federal income tax purposes, the NOL can be carried back two years and then carried forward 20 years. As we have no taxable income in the allowable two-year carryback period, we plan to carry forward our NOL and apply such losses to future taxable income to realize our federal deferred tax assets. We believe that we will realize all of our federal NOL and will be able to absorb all federal deductible temporary differences as they reverse in future years, except for the portion related to foreign tax credits that may not be used due to the utilization of federal NOL to offset taxable income in the years through the tax credit expirations. The state NOL carryforwards will begin to expire between 2015 and 2033 if not utilized. We estimated the amount of the valuation allowance needed for our state NOL carryforwards based on an analysis of the amount of our NOL carryforwards associated with each state as compared to our expected level of taxable income under existing apportionment rules in each state and the carryforward periods allowed in each state’s tax code.

•
Risk of Future Asset Impairments. The frequency and magnitude of asset impairments has decreased significantly in recent years as assets have been written down or sold and as industry conditions have improved. While we remain at risk of future impairments if industry conditions worsen or if our strategy related to certain assets changes, we believe it is unlikely that future asset impairments would be at levels similar to those experienced during the U.S. housing industry downturn.

•
Net Order and Backlog Trends. We had a backlog of 2,909 homes, representing potential future housing revenues of $914.0 million as of November 30, 2014. Our homes in backlog and backlog value at November 30, 2014 increased 14% and 34%, respectively, from November 30, 2013, and reached their highest year-end levels since 2007. These year-over-year improvements in our backlog levels were driven primarily by the 6% rise in our net orders and a 20% increase in our net order value in 2014. As of November 30, 2014, we had experienced 11 consecutive quarters of year-over-year improvement in our net order value. The trends in our net orders and backlog reflect the upward momentum of our business that has been generated in large part through the ongoing execution of our core strategic initiatives that have contributed significantly to our sustained profitability for the past six quarters and that we believe will continue to drive profitable growth.

•
Strategic Actions. We have taken strategic actions over the past few years to improve the financial performance of our business. Our principal strategic initiative since 2012 has been to reposition our homebuilding activities toward higher-performing, desirable locations in land-constrained growth markets, which we have implemented largely through substantial investments in land and land development. Alongside our repositioning and inventory-related investment initiatives, we have refined our products to better meet consumer preferences, and we have undertaken continuous efforts to contain costs and improve our operational efficiency to reach our profitability and growth goals. To advance the profitable growth of our business, we have evolved our priorities to focus on expanding our community count, increasing our revenues and enhancing profitability per home delivered, and by using features of our operational business model to generate incremental earnings from a variety of lot and product premiums, and design options and upgrades. We believe the favorable trends in our financial performance, including the pretax income we generated in 2014 and 2013, have been largely due to our successful execution on our strategic initiatives. As discussed under “Outlook” in this report, we plan to continue to focus on strategies to generate growth in 2015 and beyond.

•
Housing Industry Outlook. In 2013 and 2012, U.S. new home sales increased 16% and 20%, respectively, over the prior year periods. In October 2014, U.S. new home sales were at a seasonally adjusted annual rate of 458,000, representing a decrease of 1.8% from the previous year. While tight mortgage lending standards combined with weak consumer income gains amid rising home prices moderated the pace of home sales in 2014 as compared to the rebound in sales in 2012 and 2013 that followed a 49-year low in 2011, robust economic growth in the second half of 2014 along with federal regulatory efforts to expand mortgage loan availability, particularly among first-time homebuyers, relatively low mortgage loan interest rates and inventories of new and existing homes available for sale, and continued favorable underlying trends in fundamental housing factors, including growing population and employment levels, demographic shifts and greater household formations, provide significant evidence that the overall housing market will remain healthy and continue to progress in 2015 and beyond even if the Federal Reserve takes steps to increase interest rates. However, individual housing markets may vary, based on their current supply and demand dynamics and fundamental trends in population, demographic and household formation growth, and there will be fluctuations, at times significant, in the performance of the overall housing market and our served markets, and in our results between periods over time.

Prior to the quarter ended November 30, 2014, we gave significant weight to the negative, direct evidence of our three-year cumulative pretax loss position that resulted from pretax losses incurred during the housing downturn. As of November 30, 2014, we had generated six consecutive quarters of pretax income and had maintained a positive three-year cumulative pretax income position since initially achieving such a position at the end of our 2014 third quarter. Therefore, the prior pretax losses were weighted less than the recent positive financial results in our evaluation at November 30, 2014. Also, negative, direct evidence of our housing gross profit margins, which were lower than historical levels before the housing downturn, was given less weight than the direct, positive evidence of our growing pretax income levels. Other negative, indirect evidence, such as negative macroeconomic conditions that included unemployment and consumer confidence as well as a more restrictive mortgage lending environment, was considered at a lower weighting because our recent financial performance was achieved in this environment.
Based on our evaluation of positive and negative evidence at November 30, 2014, we concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that a substantial portion of our deferred tax assets would be realized. The most significant changes in our evaluation of the realizability of our deferred tax assets at November 30, 2014 compared to earlier periods were the development of significant positive evidence related to our year-over-year growth in pretax income, net orders and backlog levels during 2014; our expectation that we will realize all of our federal NOL and absorb substantially all federal deductible temporary differences as they reverse in future years based on projected 2015 pretax income levels; our expectation of sustained and increasing profitability in future years; and the reduced significance of the negative evidence we considered before November 30, 2014 related to our pretax losses incurred in prior years, because we had generated six consecutive quarters of pretax income and cumulative pretax income for the past three years as of November 30, 2014. These significant changes in evidence at November 30, 2014 led us to determine that it was more likely than not that most of our deferred tax assets would be realized. We reversed the valuation allowance on all of our federal deferred tax assets, except for the portion related to foreign tax credits due to the utilization of federal NOL to offset taxable income in the years through tax credit expiration. We estimated the amount of the valuation allowance needed for our state NOL carryforwards based on an analysis of the amount of our NOL carryforwards associated with each state in which we operate as compared to our expected level of taxable income under existing apportionment rules in each state and the carryforward periods allowed in each state’s tax code. At November 30, 2014, after the reversal, we had a valuation allowance of $41.2 million against our deferred tax assets.

We will continue to evaluate both the positive and negative evidence on a quarterly basis to determine the need for a valuation allowance with respect to our deferred tax assets. The accounting for deferred tax assets is based upon estimates of future results. Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated financial statements. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.
LIQUIDITY AND CAPITAL RESOURCES
Overview. We have funded our homebuilding and financial services activities over the last several years with:

•	internally generated cash flows;

•	public issuances of our common stock;

•	public issuances of debt securities;

•	land option contracts and other similar contracts and seller notes; and

•	letters of credit and surety bonds.
We also have the ability to borrow funds under the Credit Facility. We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. Over the past several years, we have primarily used cash for:

•	land acquisition and land development;

•	home construction;

•	operating expenses;

•	principal and interest payments on notes payable; and

•	cash collateral.
Our investments in land and land development totaled approximately $1.47 billion in 2014, $1.14 billion in 2013 and $564.9 million in 2012. While we made strategic investments in land and land development in each of our homebuilding reporting segments in each of these years, most were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards, though given our present land pipeline, we expect our investment in land and land development in 2015 will moderate on an overall basis compared to the prior year, and that a higher proportion of our investment will be dedicated to land development in order to advance the conversion of our owned land into new home communities open for sales and, in turn, generate additional net orders, homes delivered, revenues and cash.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts (dollars in thousands):

	November 30,		Variance
	2014	2013	Lots/$	%
Number of lots owned or controlled under land option contracts and other similar contracts	52,198	61,095	(8,897)	(15)%
Carrying value of inventory owned or controlled under land option contracts and other similar contracts	$3,218,387	$2,298,577	$919,810	40
The number of lots owned or controlled under land option contracts and other similar contracts at November 30, 2014 decreased from November 30, 2013 primarily due to land option contract abandonments in 2014, as discussed in Note 7. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report.
The year-over-year increase in the carrying value of lots owned or controlled under land option and other similar contracts at November 30, 2014 reflected the investments we made in land and land development in 2014 and the distributions of land and land development we received from Inspirada during 2014. Overall, the percentage of lots we controlled under land option contracts and other similar contracts was 21% at November 30, 2014, compared to 37% at November 30, 2013. Generally, this percentage fluctuates with our assessments of opportunities to control (or abandon) lots under land option contracts and other similar contracts, compared to opportunities to purchase (or sell owned) lots in accordance with our investment return and marketing standards.

We ended our 2014 fiscal year with $383.6 million of cash and cash equivalents and restricted cash, compared to $572.0 million at November 30, 2013. Our balance of unrestricted cash and cash equivalents was $356.4 million at November 30, 2014 and $530.1 million at November 30, 2013. The year-over-year decrease in our unrestricted cash and cash equivalents and restricted cash was primarily due to the investments in land and land development we made during 2014, partly offset by total net proceeds of $531.6 million from the 4.75% Senior Notes due 2019 and the 2014 Common Stock Offering.
Capital Resources. Our notes payable consisted of the following (in thousands):

	November 30,		Variance
	2014	2013	$
Mortgages and land contracts due to land sellers and other loans (at interest rates of 5% to 7% at November 30, 2014 and 7% at November 30, 2013)	$38,250	$13,615	$24,635
6 1/4% Senior notes due June 15, 2015	199,891	199,864	27
9.10% Senior notes due September 15, 2017	262,729	262,048	681
7 1/4% Senior notes due June 15, 2018	299,402	299,261	141
4.75% Senior notes due May 15, 2019	400,000	—	400,000
8.00% Senior notes due March 15, 2020	346,253	345,710	543
7.00% Senior notes due December 15, 2021	450,000	450,000	—
7.50% Senior notes due September 15, 2022	350,000	350,000	—
1.375% Convertible senior notes due February 1, 2019	230,000	230,000	—
Total	$2,576,525	$2,150,498	$426,027
Our debt balance at November 30, 2014 reflected the issuance of the 4.75% Senior Notes due 2019 in the second quarter of 2014. The terms of the 4.75% Senior Notes due 2019 are described in Note 13. Notes Payable in the Notes to Consolidated Financial Statements in this report. We used the net proceeds from this issuance and the 2014 Common Stock Offering for general corporate purposes including for land acquisition and development. Our next scheduled debt maturity is in June 2015 with respect to $199.9 million in aggregate principal amount of our 6 1/4% Senior Notes due 2015. Based on our current capital position, we believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to satisfy this debt when it matures in 2015.
Our financial leverage, as measured by the ratio of debt to capital, was 61.8% at November 30, 2014, compared to 80.0% at November 30, 2013. The improvement in our financial leverage reflected the increase in our stockholders’ equity, primarily due to the net income we generated during the year ended November 30, 2014, which included the income tax benefit from the reversal of a substantial portion of our deferred tax asset valuation allowance, and the 2014 Common Stock Offering, partly offset by the net increase in our notes payable balance. Our ratio of net debt to capital at November 30, 2014 was 57.9%, compared to 74.6% at November 30, 2013.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of November 30, 2014 and 2013, we had $26.7 million and $41.5 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $27.2 million at November 30, 2014 and $41.9 million at November 30, 2013, and these amounts were included in restricted cash in our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Unsecured Revolving Credit Facility. On March 12, 2013, we entered into the Credit Facility with a syndicate of financial institutions. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. The maximum available amount is the lesser of (a) $200.0 million and (b) the difference of (i) 15% of our consolidated net tangible assets (as defined in the Credit Facility) and (ii) our secured debt. As of November 30, 2014, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available under the Credit Facility for cash borrowings, with up to $100.0 million available for the issuance of letters of credit. The Credit Facility is further described in Note 13. Notes Payable in the Notes to Consolidated Financial Statements in this report.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, consolidated leverage ratio (“Leverage Ratio”) and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum liquidity level. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements are set forth below:

•
Consolidated Tangible Net Worth. We must maintain a minimum consolidated tangible net worth equal to the sum of (a) $282.6 million; (b) 50% of cumulative positive consolidated net income after November 30, 2012, excluding consolidated net income realized from a reversal of our deferred tax asset valuation allowance after November 30, 2012; (c) 75% of any consolidated net income realized as a result of a reversal of our deferred tax asset valuation allowance after November 30, 2012; and (d) 50% of the cumulative net proceeds received from our issuance of capital stock after November 30, 2012. As of November 30, 2014, our applicable minimum consolidated tangible net worth requirement was $1.10 billion.

•
Leverage Ratio. We must maintain a Leverage Ratio of .850 or less, which adjusts to .825 or less for the first and second quarters of 2015; and to .800 or less for the third quarter of 2015 and each quarter thereafter during the term of the Credit Facility. As defined under the Credit Facility, the Leverage Ratio is calculated as the ratio of our consolidated total indebtedness to the sum of consolidated total indebtedness and consolidated tangible net worth. As of November 30, 2014, our Leverage Ratio was .618.

•
Interest Coverage Ratio or Liquidity. We must maintain either (a) a minimum Interest Coverage Ratio of 1.40 for the fourth quarter of 2014 and each quarter thereafter during the term of the Credit Facility, pursuant to an amendment to the Credit Facility we entered into on November 19, 2014; or (b) a minimum level of liquidity, but not both. As defined under the Credit Facility, the Interest Coverage Ratio is the ratio of our consolidated adjusted EBITDA to consolidated interest incurred, in each case for the previous 12 months. Our minimum liquidity level is required to be the greater of (a) $50.0 million or (b) the sum of (i) consolidated interest incurred for the four most recently ended quarters and (ii) the aggregate principal amount of indebtedness coming due in the next 12 months, provided that the highest minimum liquidity applicable under (b) is $200.0 million. As of November 30, 2014, our minimum liquidity requirement was $200.0 million.

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
The financial covenants under our Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the above-described financial covenants and other requirements under the Credit Facility and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of November 30, 2014:

Financial Covenants and Other Requirements	Covenant Requirement			Actual
Consolidated tangible net worth	>	$1.10	billion	$1.60	billion
Leverage Ratio	<	.850		.618
Interest Coverage Ratio (a)	>	1.40		1.55
Minimum Liquidity (a)	>	$200.0	million	$356.4	million
Investments in joint ventures and non-guarantor subsidiaries	<	$454.3	million	$118.8	million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a		$269.0	million

(a)
Under the terms of the Credit Facility, we are required to meet either the Interest Coverage Ratio or a minimum level of liquidity, but not both. As of November 30, 2014, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
As of November 30, 2014, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if there is a default under the Credit Facility existing at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2014, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $38.3 million, secured primarily by the underlying property, which had an aggregate carrying value of $133.8 million.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Years Ended November 30,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$(630,691)	$(443,486)	$34,617
Investing activities	(44,782)	(16,750)	(760)
Financing activities	501,718	467,071	73,757
Net increase (decrease) in cash and cash equivalents	$(173,755)	$6,835	$107,614
Operating Activities. Operating activities used net cash of $630.7 million in 2014 and $443.5 million in 2013 and provided net cash of $34.6 million in 2012. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability for the year. The year-over-year changes in net operating cash flows in 2014 and 2013 were largely due to an increase in cash used for investments in land and land development during each of those years in support of our strategic growth initiatives, partly offset by an increase in net income in each year.
Our net cash used by operating activities in 2014 primarily reflected net cash of $780.1 million used to increase our inventories through investments in land and land development, partly offset by pretax income of $94.9 million. In 2013, our net cash used by operating activities was largely due to $563.2 million of net cash used for investments in land and land development, partly offset by cash provided by a net change in accounts payable, accrued expenses and other liabilities of $59.8 million, and pretax income of $38.4 million. The net loss for 2012 was largely the result of inventory impairment and land option contract abandonment charges, a loss on the early extinguishment of debt and other non-cash items. Consequently, the cash flows from operations primarily related to changes in working capital. Our positive cash flows from operations in 2012 mainly resulted from a net decrease in inventories of $30.3 million and a decrease in receivables of $25.0 million.
Investing Activities. Investing activities used net cash of $44.8 million in 2014, $16.8 million in 2013 and $.8 million in 2012. The year-over-year increase in net cash used in investing activities in 2014 was largely due to increased contributions of $49.1 million to unconsolidated joint ventures, partly offset by proceeds of $10.1 million from the sale of our investment in an unconsolidated joint venture in Maryland. In 2013, we used net cash primarily for $14.4 million of contributions to HCM and two other unconsolidated joint ventures within our homebuilding reporting segment. In 2013, the year-over-year increase in net cash used in investing activities mainly reflected our contributions to unconsolidated joint ventures in 2013, compared to a $1.0 million return of investment in unconsolidated joint ventures in 2012.
Financing Activities. Financing activities provided net cash of $501.7 million in 2014, $467.1 million in 2013 and $73.8 million in 2012. The year-over-year increase in net cash provided by financing activities in 2014 primarily reflected the issuance of the

4.75% Senior Notes due 2019 and the 2014 Common Stock Offering, which together generated total net proceeds of $531.6 million. In 2013, the increase in net cash provided by financing activities from 2012 was mainly due to the concurrent underwritten public issuances of the 1.375% Convertible Senior Notes due 2019 and 6,325,000 shares of our common stock, par value $1.00 per share, at an offering price of $18.25 per share (the “2013 Common Stock Offering”), which together generated total net proceeds of $332.2 million, and the underwritten public issuance of our 7.00% senior notes due 2021 (the “7.00% Senior Notes due 2021”), partly offset by the retirement of certain of our senior notes due in 2014 and 2015 through a combination of purchases made pursuant to the applicable October 2013 Tender Offers and redemptions, and payments on mortgages and land contracts due to land sellers and other loans. In 2012, we generated cash from financing activities largely as a result of the issuances of the 8.00% senior notes due 2020 (the “8.00% Senior Notes due 2020”) and the 7.50% senior notes due 2022 (the “7.50% Senior Notes due 2022”), partly offset by the purchase of certain of our senior notes due in 2014 and 2015 pursuant to the applicable January 2012 Tender Offers and July 2012 Tender Offers.
Our board of directors declared four quarterly cash dividends of $.0250 per share of common stock in 2014 and 2013. During 2012, our board of directors declared a cash dividend of $.0625 per share of common stock in the first quarter and quarterly dividends of $.0250 per share of common stock in each of the second, third and fourth quarters. In the second quarter of 2012, our board of directors decided to reduce the quarterly cash dividend from $.0625 per share to enable the redeployment of our unrestricted cash in support of our strategic growth initiatives. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Share Repurchase Program. As of November 30, 2014, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any of our common stock under this program in 2014, 2013 or 2012. We have not repurchased any shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases under this program or any other program will be at the discretion of our board of directors.
Unrelated to the common stock repurchase plan, in connection with an amendment of the Amended and Restated KB Home Non-Employee Directors Compensation Plan (the “Director Plan”) in 2014, as discussed in Note 17. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, our board of directors authorized the repurchase of no more than 680,000 shares of our common stock and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (the “2014 Plan”), in each case solely as necessary for director elections with respect to outstanding stock appreciation rights awards granted under the Director Plan (“ Director Plan SARs”). As of November 30, 2014, no Director Plan SARs had been settled. In 2013, in connection with an amendment of the Director Plan, our board of directors authorized the repurchase of no more than 482,000 shares of our common stock solely as necessary for director elections in respect of outstanding stock units under the Director Plan. During 2013, we repurchased through open market transactions 478,294 shares of our common stock pursuant to this board of directors authorization at an aggregate price of $7.9 million. We do not anticipate any additional repurchases of our common stock pursuant to this board of directors authorization.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital and land, to develop acquired land, to construct homes, to finance our financial services operations, and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return and marketing standards, in 2015, we may use or redeploy our unrestricted cash resources to support other business purposes that are aligned with our primary strategic goals, including our growth and asset efficiency initiatives. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions, and/or expand the capacity of the Credit Facility or the LOC Facilities or enter into additional such facilities. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market purchases or other means, and may include potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise new capital to support our current land and land development investment targets, and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. Our ability to engage in such financial transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.

OFF-BALANCE SHEET ARRANGEMENTS
Unconsolidated Joint Ventures. As discussed in Note 9. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $182.2 million at November 30, 2014 and $406.0 million at November 30, 2013. Our investments in unconsolidated joint ventures totaled $79.4 million at November 30, 2014 and $130.2 million at November 30, 2013. None of our unconsolidated joint ventures had outstanding debt at November 30, 2014 or 2013. In addition, none of our joint ventures at November 30, 2014 and 2013 were determined under the provisions of Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”) to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. We determined that as of November 30, 2014 and 2013 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2014		November 30, 2013
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$10,633	$520,628	$11,063	$616,000
Other land option contracts and other similar contracts	22,426	437,842	30,502	535,496
Total	$33,059	$958,470	$41,565	$1,151,496
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $48.0 million at November 30, 2014 and $31.0 million at November 30, 2013. These pre-acquisition costs and cash deposits were included in inventories on our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at November 30, 2014 and 2013 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $3.1 million at November 30, 2014 and $8.9 million at November 30, 2013.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents our future cash requirements under contractual obligations as of November 30, 2014 (in millions):

	Payments due by Period
	Total	2015	2016-2017	2018-2019	Thereafter
Contractual obligations:
Long-term debt	$2,583.2	$222.2	$281.0	$930.0	$1,150.0
Interest	825.0	161.8	302.9	214.7	145.6
Inventory-related obligations (a)	52.0	2.4	6.3	4.1	39.2
Operating lease obligations	39.4	8.1	11.4	7.6	12.3
Total (b)	$3,499.6	$394.5	$601.6	$1,156.4	$1,347.1

(a)
Represents liabilities for fixed or determinable amounts associated with tax increment financing activities (“TIFE”) assessments and liabilities related to inventory not owned. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.

(b)
Total contractual obligations exclude our accrual for uncertain tax positions recorded for financial reporting purposes as of November 30, 2014 because we are unable to make a reasonable estimate of cash settlements with the respective taxing authorities for all periods presented. We anticipate these potential cash settlement requirements for 2015 to range from zero to $.1 million.

We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2014, we had $541.6 million of performance bonds and $26.7 million of letters of credit outstanding. At November 30, 2013, we had $410.8 million of performance bonds and $41.5 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
CRITICAL ACCOUNTING POLICIES
The accompanying consolidated financial statements were prepared in conformity with GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. See Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report for a discussion of our significant accounting policies. The following are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant estimates, judgments and/or other assumptions in their application.
Homebuilding Revenue Recognition. Revenues from housing and other real estate sales are recognized in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant and Equipment” (“ASC 360”), when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a sufficient down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. Concurrent with the recognition of revenues in our consolidated statements of operations, sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues, while the cost of sales incentives in the form of free products or services to homebuyers, including option upgrades and closing cost allowances used to cover a portion of the fees and costs charged to a homebuyer, is reflected as construction and land costs.
Inventories and Cost of Sales. Housing and land inventories are stated at cost, unless the carrying value is determined not to be recoverable, in which case the affected inventories are written down to fair value or fair value less costs to sell in accordance with ASC 360. Fair value is determined based on estimated future net cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques. Due to uncertainties in the estimation process and other factors beyond our control, it is possible that actual results could differ from those estimated. Our inventories typically do not consist of completed unsold homes. However, cancellations or strategic considerations may result in our having some inventory of unsold completed or partially completed homes.
Our inventories include land we are holding for future development, which is comprised of land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a particular community by delaying improvements for a period of time to, for instance, allow earlier phases of a long-term, multi-phase community or a neighboring community to generate sales momentum or for market conditions to improve. In some instances, we may activate or resume development activity for this inventory to accelerate sales and/or our return on investment. We have activated assets previously held for future development in certain markets as part of our strategic growth initiatives. Interest and real estate taxes are not capitalized on land held for future development.
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
In determining a portion of the construction and land costs recognized for each period, we rely on project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, subcontracted trade labor or materials shortages, increases in costs that have not yet been committed, changes in governmental requirements, unforeseen environmental hazard discoveries or other unanticipated issues encountered during construction and other factors beyond our control. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and homebuilding gross profits in a particular reporting period. To reduce the potential for such distortion, we have set forth procedures that collectively comprise a critical accounting policy. These procedures, which we have applied on a consistent basis, include assessing, updating and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most current information available to estimate construction and land costs to be charged to expense. Variances to the budgeted costs after an estimate has been charged to expense that are related to project costs are generally allocated on a relative fair value basis to the remaining homes to be delivered within the community or land parcel, while such variances related to direct construction costs are generally expensed as incurred. The variances between budgeted and actual costs have historically not been material to our consolidated financial statements. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.
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
The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2014	2013	2012
Inventory impairments:
Number of communities or land parcels evaluated for recoverability (a)	32	31	61
Carrying value of communities or land parcels evaluated for recoverability (a)	$266,850	$145,980	$317,389

Number of communities or land parcels written down to fair value	8	1	14
Pre-impairment carrying value of communities or land parcels written down to fair value	$68,223	$1,534	$67,958
Inventory impairment charges	(37,628)	(391)	(28,107)
Post-impairment fair value	$30,595	$1,143	$39,851

Land option contract abandonment charges:
Number of lots abandoned	1,306	295	446
Land option contract abandonment charges	$1,803	$3,190	$426

(a)
As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during the years ended November 30, 2014, 2013 and 2012 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period, if any, are counted only once for each period shown.

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
We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected real estate asset and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and volume of homes delivered. The discount rates used in our estimated discounted cash flows ranged from 17% to 20% during 2014, 2013 and 2012. The discount rates we used were impacted by the following at the time the calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located.
Inventories associated with planned future land sales are stated at the lower of their costs or fair values, less cost to sell. The estimated fair value of such assets is generally based on an executed contract, broker quotes or similar information.
As of November 30, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $266.6 million, representing 33 communities and various other land parcels. As of November 30, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $293.1 million, representing 42 communities and various other land parcels.
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
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventory balance as of November 30, 2014, based on our current estimated timeframe of delivery for the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,311.1	$1,392.3	$374.3	$140.7	$3,218.4

The inventory balance in the 6-10 years category as of November 30, 2014 was located throughout all of our homebuilding reporting segments, though mostly in our West Coast and Southeast homebuilding reporting segments. The inventory balance in the greater than 10 years category as of November 30, 2014 was primarily located in our West Coast and Southwest homebuilding reporting segments. The inventory balances in the 6-10 years and greater than 10 years categories, which collectively represented 16% of our total inventory at November 30, 2014, were primarily comprised of land held for future development.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
Deterioration in the supply and demand factors in the overall housing market or in an individual market or submarket, or changes to our operational or selling strategy at certain communities may lead to additional inventory impairment charges, future charges associated with land sales or the abandonment of land option contracts or other similar contracts related to certain assets. Due to the nature or location of the projects, land held for future development that we activate as part of our strategic growth initiatives or to accelerate sales and/or our return on investment may have a somewhat greater likelihood of being impaired than other of our active inventory.
We believe that the carrying value of our inventory balance as of November 30, 2014 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
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
In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty program. This includes any such homes in central and southwest Florida that have been or may in the future be identified as having water intrusion-related issues as discussed in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report.
Depending on the number of additional homes in central and southwest Florida that are identified as having water intrusion-related issues, and the actual costs we incur in future periods to repair identified affected homes and/or homes affected by other issues, including costs to provide certain affected homeowners with temporary housing, we may revise the amount of our estimated liability, which could result in an increase or decrease in our overall warranty liability. Based on our assessment of these water intrusion-related issues, we believe that our warranty liability is adequate to cover the estimated probable total repair costs on these affected homes and on homes affected by other issues, though we believe it is reasonably possible that our loss in this matter could exceed the amount accrued as of November 30, 2014 by up to $3 million.
While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes or customer service practices and our warranty claims experience could have a significant impact on our actual warranty costs in the future and such amounts could differ significantly from our current estimates. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.

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
The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to differences in our markets and the types of product we build, insurance industry practices and legal or regulatory interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. Based on the actuarial analysis performed, we believe it is reasonably possible that our losses related to construction defect claims as of November 30, 2014 could range from $70 million to $100 million. While this range represents our best estimate of our ultimate liability, there can be no assurance that the actual costs will fall within this range and they could be higher.
Stock-Based Compensation. We measure and recognize compensation expense associated with our grant of equity-based awards in accordance with Accounting Standards Codification Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. We have provided compensation benefits to certain of our employees in the form of stock options, restricted stock, performance-based restricted stock units (each a “PSU”) and SARs. Determining the fair value of share-based awards requires judgment to identify the appropriate valuation model and develop the assumptions, including the expected term of the stock options or SARs, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to vest. We estimate the fair value of stock options and SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. The expected volatility factor was based on a combination of the historical volatility of our common stock and the implied volatility of publicly traded options on our common stock. If actual results differ significantly from these estimates, stock-based compensation expense could be higher and have a material impact on our consolidated financial statements.
Income Taxes. We account for income taxes in accordance with ASC 740. The benefit from income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As discussed in Note 12. Income Taxes in the Notes to the Consolidated Financial Statements in this report, we evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. This evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and conditions in the housing market and the broader economy. We base our estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, we also base this estimate on business plan forecasts and other expectations about future outcomes. Changes in positive and negative evidence, including differences between our future operating results and estimates, could result in the establishment of an additional valuation allowance against our deferred tax assets. Accounting for deferred taxes is based upon estimates of future results. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated financial statements. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against our deferred tax assets.
We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for or benefit from income taxes. Our liability for unrecognized tax benefits, combined with accrued interest and penalties, is reflected as a component of accrued expenses and other liabilities in our consolidated balance sheets. Judgment is required in evaluating uncertain tax positions. We evaluate our uncertain tax positions quarterly based on various factors, including changes in facts or circumstances, tax laws or the status of audits by tax authorities. Changes in the recognition or measurement of uncertain tax positions could have a material impact on our consolidated financial statements in the period in which we make the change.
RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements are discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
OUTLOOK
In 2015, our focus will be to build on the progress we achieved during 2014. We expect generally favorable conditions in most of our served markets to continue, though likely to varying degrees, based on their current supply and demand dynamics and fundamental trends in population, demographic and household formation growth. However, the pace and strength of demand growth across our served markets, and in the overall U.S. housing market, will largely depend on sustained improvement in consumer employment, income and confidence levels, and mortgage lending standards and interest rates. While any future steps taken by the Federal Reserve to increase interest rates may have a tempering effect on overall home sales and selling prices, we believe that with our execution on our strategic initiatives over the past few years, the growth platform we have established and the momentum we have generated in our operations, we are well-positioned to capture potential increases in demand stemming from a stronger macroeconomic environment that would be expected to accompany any interest rate increases.
We believe advancing our community count will continue to be a primary driver of our top-line growth in 2015, in combination with other targeted efforts to expand our average selling price where possible in our served markets. Through investments in land and land development, we expect additional community count growth in 2015, with the full year average projected to increase in the range of 15-20% from 2014, depending on sales absorption rates and the timing of community close-outs. However, we expect our investment in land and land development will moderate to a range of $1.1 to $1.4 billion on an overall basis compared to the $1.47 billion we invested in 2014, and that a higher proportion of our investment will be dedicated to land development in order to advance the conversion of our owned land into new home communities open for sales and, in turn, generate additional net orders, homes delivered, revenues and cash from our $3.22 billion of inventories. At the same time, consistent with our goal to prioritize profitability, we will continue to balance sales price and pace to optimize each asset, and we expect our net orders per community to remain relatively flat in 2015 as we work to achieve our longer-term housing gross profit margin targets. As a result, we anticipate that our net order growth will generally be within the range of our community count growth during 2015.
We will also focus in 2015 on extending our growth trajectory and enhancing our asset efficiency by implementing initiatives grounded in the key principles of our operational business model. These initiatives will emphasize generating cash from operations, including through continued activations of certain land previously held for future development and executing on opportunities to monetize other land assets through land sales to help support our top-line growth objectives; gaining share in our served markets; increasing our housing gross profits; and improving our return on invested capital, all with the goal of driving enhanced long-term performance and value for our stockholders. However, we anticipate that our housing gross profit margin in the first quarter of 2015 will decline significantly on a year-over-year and a sequential basis due to a combination of continued rising direct construction cost pressures, reduced operating leverage from staffing to meet projected future community count and sales growth during 2015, an anticipated shift in our home delivery mix towards lower margin communities and selling price compression from, among other things, pricing adjustments and/or greater use of sales incentives to meet stiffening competition and softening demand in certain submarkets.

We ended fiscal 2014 with our highest year-end backlog homes and value levels since 2007 and 227 communities open for sales, which represents an increase of 19% from a year ago. As a result, we believe that we are favorably situated to accomplish our growth priorities in 2015, particularly in view of the positive housing market conditions identified above. However, due to the higher weighting of homes in our year-end backlog at an early stage of construction and not available for delivery in the first quarter, we currently expect housing revenues of between $440 and $490 million in the 2015 first quarter, compared to approximately$450 million in the 2014 first quarter. With the anticipated significant decrease in the housing gross profit margin and the inclusion of projected gains of approximately $7 million from the monetization of certain of our land assets, we believe we will generate break-even results in the 2015 first quarter.
Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regards to housing and mortgage loan financing policies), among other factors, and we caution that our future quarterly results could fluctuate; however, we expect to be profitable for 2015 and to achieve additional growth in the years ahead if and as housing markets continue to progress.
FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts, stockholders and others during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements that we may make or provide concerning future financial or operating performance (including, without limitation, future revenues, community count, homes delivered, net orders, selling prices, sales pace per new home community, expenses, expense ratios, housing gross profits, housing gross profit margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of our backlog (including amounts that we expect to realize upon delivery of homes included in our backlog and the timing of those deliveries), the value of our net orders, potential future asset acquisitions and the impact of completed acquisitions, future share issuances or repurchases, future debt issuances, repurchases or redemptions and possible future actions are also forward-looking statements as defined by the Act. Forward-looking statements are based on our current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.
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

•	conditions in the capital, credit and financial markets (including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates);

•	material prices and availability;

•	subcontracted trade labor costs and availability;

•	changes in interest rates;

•	inflation;

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

•
government actions, policies, programs and regulations directed at or affecting the housing market (including the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for mortgage interest payments and property taxes, tax exemptions for profits on home sales, programs intended to modify existing mortgage loans and to prevent mortgage foreclosures and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities;

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

•
our ability to successfully implement our current and planned strategies and initiatives with respect to product, geographic and market positioning (including our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open additional new home communities for sales, sell higher-priced homes and more design options, increase the size and value of our backlog, and our operational and investment concentration in markets in California), revenue growth, asset optimization (including by effectively balancing home sales prices and sales pace in our new home communities), asset activation and/or monetization, local field management and talent investment, containing and leveraging overhead costs, gaining share in our served markets and increasing our gross profit margins;

•	consumer traffic to our new home communities and consumer interest in our product designs and offerings, particularly higher-income consumers;

•	cancellations and our ability to realize our backlog by converting net orders to home deliveries;

•	our home sales and delivery performance, particularly in key markets in California;

•	our ability to generate cash from our operations, enhance our asset efficiency, increase our operating income margin and/or improve our return on invested capital;

•	the manner in which our homebuyers are offered and whether they are able to obtain mortgage loans and mortgage banking services, including from HCM;

•	the performance of HCM;

•	information technology failures and data security breaches; and

•	other events outside of our control.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of November 30, 2014 and 2013 (dollars in thousands):

	As of November 30, 2014 for the Years Ended November 30,							Fair Value at November 30, 2014
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt
Fixed Rate	$199,906	$—	$265,000	$300,000	$630,000	$1,150,000	$2,544,906	$2,698,565
Weighted Average Effective Interest Rate	6.3%	—%	9.5%	7.3%	3.5%	7.5%	6.6%

	As of November 30, 2013 for the Years Ended November 30,							Fair Value at November 30, 2013
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt
Fixed Rate	$—	$199,906	$—	$265,000	$300,000	$1,380,000	$2,144,906	$2,294,150
Weighted Average Effective Interest Rate	—%	6.3%	—%	9.5%	7.3%	6.4%	6.9%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2014	2013	2012
Total revenues	$2,400,949	$2,097,130	$1,560,115
Homebuilding:
Revenues	$2,389,643	$2,084,978	$1,548,432
Construction and land costs	(1,985,651)	(1,737,086)	(1,332,045)
Selling, general and administrative expenses	(288,023)	(255,808)	(236,643)
Operating income (loss)	115,969	92,084	(20,256)
Interest income	443	792	518
Interest expense	(30,750)	(62,690)	(69,804)
Equity in income (loss) of unconsolidated joint ventures	741	(2,007)	(394)
Homebuilding pretax income (loss)	86,403	28,179	(89,936)
Financial services:
Revenues	11,306	12,152	11,683
Expenses	(3,446)	(3,042)	(2,991)
Equity in income/gain on wind down of unconsolidated joint venture	686	1,074	2,191
Financial services pretax income	8,546	10,184	10,883
Total pretax income (loss)	94,949	38,363	(79,053)
Income tax benefit	823,400	1,600	20,100
Net income (loss)	$918,349	$39,963	$(58,953)
Earnings (loss) per share:
Basic	$10.26	$.48	$(.76)
Diluted	$9.25	$.46	$(.76)
Weighted average shares outstanding:
Basic	89,265	82,630	77,106
Diluted	99,314	91,559	77,106
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Years Ended November 30,
	2014	2013	2012
Net income (loss)	$918,349	$39,963	$(58,953)
Other comprehensive income (loss):
Postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the period	(3,801)	7,083	(4,765)
Amortization of net actuarial loss	357	1,803	1,403
Amortization of prior service cost	1,556	1,556	1,556
Other comprehensive income (loss) before tax	(1,888)	10,442	(1,806)
Income tax expense related to items of other comprehensive income	(1,604)	—	—
Other comprehensive income (loss), net of tax	(3,492)	10,442	(1,806)
Comprehensive income (loss)	$914,857	$50,405	$(60,759)
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2014	2013
Assets
Homebuilding:
Cash and cash equivalents	$356,366	$530,095
Restricted cash	27,235	41,906
Receivables	125,488	75,749
Inventories	3,218,387	2,298,577
Investments in unconsolidated joint ventures	79,441	130,192
Deferred tax assets, net	825,232	—
Other assets	114,915	107,076
	4,747,064	3,183,595
Financial services	10,486	10,040
Total assets	$4,757,550	$3,193,635

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$172,716	$148,282
Accrued expenses and other liabilities	409,882	356,176
Notes payable	2,576,525	2,150,498
	3,159,123	2,654,956
Financial services	2,517	2,593
Stockholders’ equity:
Preferred stock — $1.00 par value; 10,000,000 shares authorized; none issued	—	—
Common stock — $1.00 par value; 290,000,000 shares authorized at November 30, 2014 and 2013; 115,386,512 and 115,296,395 shares issued at November 30, 2014 and 2013, respectively	115,387	115,296
Paid-in capital	668,857	788,893
Retained earnings	1,391,256	481,889
Accumulated other comprehensive loss	(21,008)	(17,516)
Grantor stock ownership trust, at cost: 10,335,461 and 10,501,844 shares at November 30, 2014 and 2013, respectively	(112,106)	(113,911)
Treasury stock, at cost: 13,097,140 and 21,050,023 shares at November 30, 2014 and 2013, respectively	(446,476)	(718,565)
Total stockholders’ equity	1,595,910	536,086
Total liabilities and stockholders’ equity	$4,757,550	$3,193,635
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2014, 2013 and 2012
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2011	115,171	(10,884)	(27,214)	$115,171	$884,190	$519,844	$(26,152)	$(118,059)	$(932,337)	$442,657
Net loss	—	—	—	—	—	(58,953)	—	—	—	(58,953)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,806)	—	—	(1,806)
Dividends on common stock	—	—	—	—	—	(10,599)	—	—	—	(10,599)
Employee stock options/other	7	—	—	7	97	—	—	—	—	104
Restricted stock awards	—	208	—	—	(2,253)	—	—	2,253	—	—
Stock-based compensation	—	—	—	—	6,713	—	—	—	—	6,713
Grantor stock ownership trust	—	60	—	—	(168)	—	—	657	—	489
Stock repurchases	—	—	(126)	—	—	—	—	—	(1,799)	(1,799)
Balance at November 30, 2012	115,178	(10,616)	(27,340)	115,178	888,579	450,292	(27,958)	(115,149)	(934,136)	376,806
Net income	—	—	—	—	—	39,963	—	—	—	39,963
Other comprehensive income, net of tax	—	—	—	—	—	—	10,442	—	—	10,442
Dividends on common stock	—	—	—	—	—	(8,366)	—	—	—	(8,366)
Employee stock options/other	118	—	—	118	1,474	—	—	—	—	1,592
Conversion of liability awards to equity awards	—	—	478	—	412	—	—	—	7,934	8,346
Restricted stock awards	—	88	—	—	(954)	—	—	954	—	—
Stock-based compensation	—	—	—	—	5,699	—	—	—	—	5,699
Issuance of common stock	—	—	6,325	—	(106,622)	—	—	—	216,125	109,503
Grantor stock ownership trust	—	26	—	—	305	—	—	284	—	589
Stock repurchases	—	—	(513)	—	—	—	—	—	(8,488)	(8,488)
Balance at November 30, 2013	115,296	(10,502)	(21,050)	115,296	788,893	481,889	(17,516)	(113,911)	(718,565)	536,086
Net income	—	—	—	—	—	918,349	—	—	—	918,349
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,492)	—	—	(3,492)
Dividends on common stock	—	—	—	—	—	(8,982)	—	—	—	(8,982)
Employee stock options/other	37	—	—	37	1,859	—	—	—	—	1,896
Conversion of liability awards to equity awards	—	—	—	—	6,455	—	—	—	—	6,455
Restricted stock awards	54	166	—	54	(1,859)	—	—	1,805	—	—
Stock-based compensation	—	—	—	—	9,099	—	—	—	—	9,099
Issuance of common stock	—	—	7,986	—	(135,590)	—	—	—	272,635	137,045
Stock repurchases	—	—	(33)	—	—	—	—	—	(546)	(546)
Balance at November 30, 2014	115,387	(10,336)	(13,097)	$115,387	$668,857	$1,391,256	$(21,008)	$(112,106)	$(446,476)	$1,595,910
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$918,349	$39,963	$(58,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss/(gain) on wind down of unconsolidated joint ventures	(1,427)	933	(1,797)
Distributions of earnings from unconsolidated joint ventures	364	1,949	3,316
Amortization of discounts and issuance costs	7,124	5,347	3,016
Depreciation and amortization	2,420	1,857	1,622
Deferred income taxes	(825,232)	—	1,152
Loss on early extinguishment of debt	—	10,448	10,278
Stock-based compensation	9,099	5,699	6,713
Inventory impairments and land option contract abandonments	39,431	3,581	28,533
Changes in assets and liabilities:
Receivables	(31,283)	(11,153)	24,994
Inventories	(780,131)	(563,189)	30,347
Accounts payable, accrued expenses and other liabilities	35,504	59,763	(2,143)
Other, net	(4,909)	1,316	(12,461)
Net cash provided by (used in) operating activities	(630,691)	(443,486)	34,617
Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	(49,097)	(14,359)	989
Proceeds from sale of investment in unconsolidated joint venture	10,110	—	—
Purchases of property and equipment, net	(5,795)	(2,391)	(1,749)
Net cash used in investing activities	(44,782)	(16,750)	(760)
Cash flows from financing activities:
Change in restricted cash	14,671	456	22,119
Proceeds from issuance of debt	400,000	680,000	694,831
Payment of debt issuance costs	(5,448)	(16,525)	(12,445)
Repayment of senior notes	—	(225,394)	(592,645)
Payments on mortgages and land contracts due to land sellers and other loans	(36,918)	(66,296)	(26,298)
Proceeds from issuance of common stock, net	137,045	109,503	—
Issuance of common stock under employee stock plans	1,896	2,181	593
Payments of cash dividends	(8,982)	(8,366)	(10,599)
Stock repurchases	(546)	(8,488)	(1,799)
Net cash provided by financing activities	501,718	467,071	73,757
Net increase (decrease) in cash and cash equivalents	(173,755)	6,835	107,614
Cash and cash equivalents at beginning of year	532,523	525,688	418,074
Cash and cash equivalents at end of year	$358,768	$532,523	$525,688
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
Operations. KB Home is a builder of attached and detached single-family residential homes, townhomes and condominiums. As of November 30, 2014, we conducted ongoing operations in Arizona, California, Colorado, Florida, Maryland, Nevada, New Mexico, North Carolina, Texas and Virginia. Through our financial services subsidiary, we also offer property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets where we build homes, and provide title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. In addition, since July 2014, we have offered mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through HCM, a joint venture of a subsidiary of ours and a subsidiary of Nationstar. HCM is accounted for as an unconsolidated joint venture within our financial services reporting segment.
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
Cash and Cash Equivalents and Restricted Cash. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $197.7 million at November 30, 2014 and $436.2 million at November 30, 2013. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted cash of $27.2 million at November 30, 2014 and $41.9 million at November 30, 2013 consisted of cash deposited with various financial institutions that was required as collateral for the LOC Facilities.
Property and Equipment and Depreciation. Property and equipment are recorded at cost and are depreciated over their estimated useful lives, which generally range from two to 10 years, using the straight-line method. Repair and maintenance costs are expensed as incurred. Property and equipment totaled $11.8 million, net of accumulated depreciation of $15.0 million, at November 30, 2014 and $8.5 million, net of accumulated depreciation of $14.4 million, at November 30, 2013. Depreciation expense totaled $2.4 million in 2014, $1.9 million in 2013 and $1.6 million in 2012.
Homebuilding Operations. Revenues from housing and other real estate sales are recognized in accordance with ASC 360 when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a sufficient down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. Concurrent with the recognition of revenues in our consolidated statements of operations, sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues, while the cost of sales incentives in the form of free products or services to homebuyers, including option upgrades and closing cost allowances used to cover a portion of the fees and costs charged to a homebuyer, is reflected as construction and land costs.
Construction and land costs are comprised of direct and allocated costs, including estimated future costs for the limited warranty on our homes and certain amenities within a community. Land acquisition, land development and other common costs are generally allocated on a relative fair value basis to the homes or lots within a community or land parcel. Land acquisition and land development costs include related interest and real estate taxes.
Housing and land inventories are stated at cost, unless the carrying value is determined not to be recoverable, in which case the affected inventories are written down to fair value or fair value less costs to sell in accordance with ASC 360. ASC 360 requires that real estate assets, such as our housing and land inventories, be tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by comparing the carrying value of an asset to the undiscounted future net cash flows expected to be generated by the asset. These impairment evaluations are significantly impacted by estimates for the amounts and timing of future revenues, costs and expenses, and other factors. If the carrying value of real estate assets is determined not to be recoverable, the impairment charge to be recognized is measured by the amount by which the carrying value of the affected asset exceeds its estimated fair value. For land held for sale, if the fair value less costs to sell exceeds the asset’s carrying value, no impairment charge is required.

Capitalized Interest. Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized to construction and land costs as the related inventories are delivered to homebuyers. For land held for future development, applicable interest is expensed as incurred.
Fair Value Measurements. Accounting Standards Codification Topic No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”) provides a framework for measuring the fair value of assets and liabilities under GAAP and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. Fair value is determined based on estimated future net cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques.
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
Financial Services Operations. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. These operations also earned marketing services fees, pursuant to a marketing services agreement with a preferred lender, until July 21, 2014. Insurance commissions are recognized when policies are issued. Title services revenues are recorded when closing services are rendered and title insurance policies are issued, both of which generally occur at the time each applicable home is closed. Marketing services fees were recognized when earned.
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
We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our liabilities related to unpaid claims, claim adjustment expenses, third-party recoveries and incurred but not yet reported claims for the risks that we are assuming under our self-insurance. The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to differences in our markets and the types of product we build, insurance industry practices and legal or regulatory interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities and settlement patterns, which can occur over an extended period of time. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated.
Advertising Costs. We expense advertising costs as incurred. We incurred advertising costs of $30.2 million in 2014, $25.3 million in 2013 and $24.6 million in 2012.
Legal Fees. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized as incurred in our consolidated balance sheets. We expensed legal fees of $10.9 million in 2014, $10.1 million in 2013 and $12.6 million in 2012.
Stock-Based Compensation. With the approval of the management development and compensation committee, consisting entirely of independent members of our board of directors, we have provided compensation benefits to certain of our employees in the form of stock options, restricted stock, PSUs and SARs.
We measure and recognize compensation expense associated with our grant of equity-based awards in accordance with ASC 718, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-

based payments granted under compensation arrangements over the vesting period. We estimate the fair value of stock options and SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. We report the tax benefit resulting from tax deductions in excess of the compensation expense recognized for stock options and SARs in our consolidated statements of cash flows as an operating cash outflow and a financing cash inflow. Compensation expense related to equity-based awards is included in selling, general and administrative expenses in our consolidated statements of operations.
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
Accumulated Other Comprehensive Loss. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2014 and 2013 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation — Retirement Benefits” (“ASC 715”). Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured. ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
Earnings (Loss) Per Share. We compute earnings (loss) per share using the two-class method in accordance with Accounting Standards Codification Topic No. 260, “Earnings Per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at November 30, 2014, 2013 or 2012.
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
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.
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
Reclassifications. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2014 presentation.

Note 2.	Segment Information
As of November 30, 2014, we had identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within our consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of November 30, 2014, our homebuilding reporting segments conducted ongoing operations in the following states:
West Coast: California
Southwest: Arizona and Nevada
Central: Colorado, New Mexico and Texas
Southeast: Florida, Maryland, North Carolina and Virginia
Our homebuilding operations represented most of our business for the years ended November 30, 2014, 2013 and 2012. Our homebuilding reporting segments are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to first-time, move-up and active adult homebuyers. Our homebuilding operations generate the majority of their revenues from the delivery of completed homes to homebuyers, and to a lesser extent from the sale of land.

Our homebuilding reporting segments were identified based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, methods used to sell and construct homes and land acquisition characteristics. We evaluate segment performance primarily based on segment pretax results.
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. Prior to July 21, 2014, this segment also earned revenues pursuant to the terms of a marketing services agreement with a preferred mortgage lender that offered mortgage banking services, including mortgage loan originations, to our homebuyers who elected to use the lender. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of a home. Since July 21, 2014, we have offered mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through HCM, a joint venture of a subsidiary of ours and a subsidiary of Nationstar. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM. Beginning in the second quarter of 2012 and continuing until HCM’s operational launch, Nationstar was our preferred mortgage lender, offering mortgage banking services, including mortgage loan originations, to our homebuyers at our communities. Prior to May 2012, we had a similar preferred mortgage lender relationship with MetLife Home Loans, a division of MetLife Bank, N.A.
Corporate and other is a non-operating segment that develops and implements company-wide strategic initiatives and provides support to our homebuilding reporting segments by centralizing certain administrative functions, such as promotional marketing, legal, purchasing administration, architecture, accounting, treasury, insurance and risk management, information technology and human resources. Corporate and other includes general and administrative expenses related to operating our corporate headquarters. A portion of the expenses incurred by Corporate and other is allocated to the homebuilding reporting segments.
Our segments follow the same accounting policies used for our consolidated financial statements as described in Note 1. Summary of Significant Accounting Policies. The results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our segments (in thousands):

	Years Ended November 30,
	2014	2013	2012
Revenues:
West Coast	$1,089,857	$1,020,218	$755,259
Southwest	199,504	175,252	132,438
Central	698,429	565,120	436,407
Southeast	401,853	324,388	224,328
Total homebuilding revenues	2,389,643	2,084,978	1,548,432
Financial services	11,306	12,152	11,683
Total	$2,400,949	$2,097,130	$1,560,115

	Years Ended November 30,
	2014	2013	2012
Pretax income (loss):
West Coast	$116,325	$118,264	$(10,467)
Southwest	6,015	2,903	(10,194)
Central	47,214	22,275	1,449
Southeast	(11,158)	(45,992)	(1,183)
Corporate and other	(71,993)	(69,271)	(69,541)
Total homebuilding pretax income (loss)	86,403	28,179	(89,936)
Financial services	8,546	10,184	10,883
Total	$94,949	$38,363	$(79,053)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(374)	$(148)	$(174)
Southwest	(2,176)	(2,355)	(811)
Central	—	—	—
Southeast	3,291	496	591
Total	$741	$(2,007)	$(394)

Inventory impairment charges:
West Coast	$27,285	$—	$19,235
Southwest	6,392	—	2,135
Central	—	—	1,267
Southeast	3,951	391	5,470
Total	$37,628	$391	$28,107

Land option contract abandonment charges:
West Coast	$554	$3,190	$—
Southwest	—	—	—
Central	995	—	133
Southeast	254	—	293
Total	$1,803	$3,190	$426

	November 30,
	2014	2013
Inventories:
Homes under construction
West Coast	$536,843	$275,516
Southwest	65,647	39,661
Central	201,164	157,572
Southeast	124,618	113,690
Subtotal	928,272	586,439
Land under development
West Coast	765,577	560,032
Southwest	334,691	106,654
Central	363,933	238,311
Southeast	245,948	161,919
Subtotal	1,710,149	1,066,916
Land held for future development
West Coast	294,060	308,636
Southwest	138,367	157,924
Central	22,957	15,193
Southeast	124,582	163,469
Subtotal	579,966	645,222
Total	$3,218,387	$2,298,577

Investments in unconsolidated joint ventures:
West Coast	$59,552	$40,246
Southwest	17,388	80,877
Central	—	—
Southeast	2,501	9,069
Total	$79,441	$130,192

Assets:
West Coast	$1,695,753	$1,230,761
Southwest	579,201	402,443
Central	678,139	465,547
Southeast	531,011	456,965
Corporate and other	1,262,960	627,879
Total homebuilding assets	4,747,064	3,183,595
Financial services	10,486	10,040
Total	$4,757,550	$3,193,635

Note 3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2014	2013	2012
Revenues
Insurance commissions	$6,566	$7,177	$7,140
Title services	3,593	3,172	2,362
Marketing services fees	1,147	1,800	2,175
Interest income	—	3	6
Total	11,306	12,152	11,683
Expenses
General and administrative	(3,446)	(3,042)	(2,991)
Operating income	7,860	9,110	8,692
Equity in income/gain on wind down of unconsolidated joint venture	686	1,074	2,191
Pretax income	$8,546	$10,184	$10,883

	November 30,
	2014	2013
Assets
Cash and cash equivalents	$2,402	$2,428
Receivables	1,738	2,084
Investments in unconsolidated joint ventures	6,149	5,490
Other assets	197	38
Total assets	$10,486	$10,040
Liabilities
Accounts payable and accrued expenses	$2,517	$2,593
Total liabilities	$2,517	$2,593
The equity in income/gain on wind down of unconsolidated joint ventures amounts for 2013 and 2012 included gains of $1.1 million and $2.1 million, respectively, recognized in connection with the wind down of the business operations of a former mortgage banking joint venture, which ceased offering mortgage banking services in 2011. In addition, our investments in unconsolidated joint ventures at November 30, 2014 and 2013 reflected a $5.0 million capital contribution we made to HCM in 2013.
Although KB HOME Mortgage Company, which is 100% owned by us, ceased originating and selling mortgage loans in September 2005, it may be required to repurchase, or provide indemnification with respect to, an individual loan that it funded on or before August 31, 2005 and sold to an investor if the representations or warranties that it made in connection with the sale of the loan are breached, in the event of an early payment default, if the loan does not comply with the underwriting standards or other requirements of the ultimate investor or an applicable insurer, or due to a delinquency or other matters arising in connection with the loan. KB HOME Mortgage Company was not required to repurchase any loans in 2014, 2013 or 2012.

Note 4.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2014	2013	2012
Numerator:
Net income (loss)	$918,349	$39,963	$(58,953)
Less: Distributed earnings allocated to nonvested restricted stock	(26)	(24)	—
Less: Undistributed earnings allocated to nonvested restricted stock	(2,667)	(90)	—
Numerator for basic earnings (loss) per share	915,656	39,849	(58,953)
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	2,667	2,230	—
Add: Undistributed earnings allocated to nonvested restricted stock	2,667	90	—
Less: Undistributed earnings reallocated to nonvested restricted stock	(2,398)	(81)	—
Numerator for diluted earnings (loss) per share	$918,592	$42,088	$(58,953)
Denominator:
Weighted average shares outstanding — basic	89,265	82,630	77,106
Effect of dilutive securities:
Share-based payments	1,647	1,885	—
Convertible senior notes	8,402	7,044	—
Weighted average shares outstanding — diluted	99,314	91,559	77,106
Basic earnings (loss) per share	$10.26	$.48	$(.76)
Diluted earnings (loss) per share	$9.25	$.46	$(.76)
As discussed in Note 13. Notes Payable, in 2013, we issued the 1.375% Convertible Senior Notes due 2019 that, from issuance, have been convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes. Outstanding stock options to purchase 5.2 million shares of common stock were excluded from the diluted earnings per share calculation for 2014 and 2013, and all outstanding stock options were excluded from the diluted loss per share calculations for the year ended November 30, 2012 because the effect of their inclusion would be antidilutive. Contingently issuable shares associated with outstanding PSUs were not included in the earnings (loss) per share calculations for the periods presented as the vesting conditions have not been satisfied.

Note 5.	Receivables
Receivables of $125.5 million at November 30, 2014 and $75.7 million at November 30, 2013 primarily included amounts due from utility companies and municipalities and escrow deposits. Receivables from utility companies and municipalities typically relate to infrastructure improvements we make with respect to our communities. We are generally reimbursed for these receivables when the improvements are accepted by the utility company or municipality, or after certain events occur, depending on the terms of the applicable agreements. These events may include, but are not limited to, the connection of utilities or the issuance of bonds by the respective municipalities. Receivables at November 30, 2014 also included estimated minimum probable recoveries of water intrusion-related repair costs, as described in Note 15. Commitments and Contingencies.
Each receivable is evaluated for collectibility at least quarterly, and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful, taking into account historical experience, present economic conditions and other relevant factors. Receivables were net of allowances for doubtful accounts of $15.3 million in 2014 and $20.3 million in 2013.

Note 6.	Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2014	2013
Homes under construction	$928,272	$586,439
Land under development	1,710,149	1,066,916
Land held for future development	579,966	645,222
Total	$3,218,387	$2,298,577
Homes under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs, which include capitalized interest and real estate taxes associated with land undergoing improvement activity. When home construction begins, the associated land acquisition and land development costs are included in homes under construction. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a particular community by delaying improvements for a period of time to, for instance, allow earlier phases of a long-term, multi-phase community or a neighboring community to generate sales momentum or for market conditions to improve. In some instances, we may activate or resume development activity for this inventory to accelerate sales and/or our return on investment. We have activated assets previously held for future development in certain markets as part of our strategic growth initiatives. Interest and real estate taxes are not capitalized on land held for future development.
Our interest costs are as follows (in thousands):

	Years Ended November 30,
	2014	2013	2012
Capitalized interest at beginning of year	$216,681	$217,684	$233,461
Interest incurred (a)	171,541	149,101	132,657
Interest expensed (a)	(30,750)	(62,690)	(69,804)
Interest amortized to construction and land costs	(90,804)	(87,414)	(78,630)
Capitalized interest at end of year (b)	$266,668	$216,681	$217,684

(a)
Amounts for the years ended November 30, 2013 and 2012 included losses on the early extinguishment of debt of $10.4 million and $10.3 million, respectively, associated with the purchase and retirement of certain senior notes ahead of their maturity.

(b)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized are not generally allocated to specific components of inventory.

Note 7.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future deliveries; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability in accordance with ASC 360. We evaluated 32, 31 and 61 communities or land parcels for recoverability during the years ended November 30, 2014, 2013 and 2012, respectively. The carrying value of those communities or land parcels evaluated was $266.9 million, $146.0 million and $317.4 million during the years ended November 30, 2014, 2013 and 2012, respectively. As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during these years were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period, if any, are counted only once for each period shown.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. With the undiscounted future net cash flows, we also consider recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the years ended November 30, 2014 and 2013, these expectations reflected our experience that, notwithstanding fluctuations in our company-wide net orders, backlog levels, homes delivered and housing gross profit margin, on a year-over-year basis, conditions in the markets where assessed assets were located have been generally stable or improved, with no significant deterioration identified, or projected, as to revenue and cost drivers that would prevent or otherwise impact recoverability. In the fourth quarter of 2014, a few active communities located in particular areas experienced a softening in demand as the quarter progressed, with increased pricing pressure and continued cost pressure, among other things. We also saw increased use of sales incentives and price reductions on completed homes. However, these were isolated, location-specific instances that we believe are not indicative of a significant deterioration of the related markets generally. Based on this experience, and taking into account the signs of stability and improvement in many markets for new home sales, our inventory assessments as of November 30, 2014 considered an expected steady overall sales pace and average selling price performance for 2015 relative to the pace and performance in recent quarters. In the fourth quarter of 2013, our West Coast homebuilding reporting segment reported year-over-year decreases in homes delivered, net orders and ending backlog, these decreases were largely due to our selling through older communities and shifting our investment strategy to favor coastal California submarkets, and delays in opening new communities, and were not reflective of a decline in market conditions, particularly as the average selling price of homes delivered in the segment increased in the 2013 fourth quarter and the housing gross profit margin improved.
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
We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected real estate asset and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and volume of homes delivered. The discount rates we used were impacted by the following at the time the calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located.
Inventories associated with planned future land sales are stated at the lower of their costs or fair values, less costs to sell. The estimated fair value of such assets is generally based on an executed contract, broker quotes or similar information.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities, other than land held for sale, written down to fair value during the years presented:

	Years Ended November 30,
Unobservable Input (a)	2014	2013	2012
Average selling price	$216,100 - $316,800	$339,700	$115,200 - $556,300
Deliveries per month	1 - 4	1	1 - 6
Discount rate	17% - 19%	17%	17% - 20%

(a)
The ranges of inputs used in each period primarily reflect differences between the housing markets where each of the impacted communities or land parcels are located, rather than fluctuations in prevailing market conditions.

Based on the results of our evaluations, we recognized inventory impairment charges of $37.6 million in 2014 associated with eight communities or land parcels, with a post-impairment fair value of $30.6 million. In 2014, $26.6 million of these charges related to two properties where we decided to change our strategy and monetize our investment through land sales rather than build and sell homes on the parcels as previously intended. One of the properties was our last remaining land parcel in Atlanta, Georgia, a former market where we do not have ongoing operations; the sale of this parcel closed in the 2014 fourth quarter. The other property was an 80 acre land parcel located in the Coachella Valley area of southern California, an inland submarket that has not recovered as quickly as we had anticipated and where we no longer actively participate. In addition, this parcel was earmarked for a specific type of development that was not aligned with our core business and would have required significant additional investment dollars in land development and infrastructure over an extended period of time to build out. Taking these factors into account, we decided to sell the parcel to redeploy the cash to projects that are expected to generate higher returns in a shorter period.
The remainder, or $11.0 million, of the inventory impairment charges in 2014 related to six communities primarily located in inland California and Arizona. We had previously suspended development activity on a portion of these communities. However, based on our evaluation of the submarkets where these assets are located, we decided to monetize our investment in these land positions sooner by opening for sales more quickly and accelerating the overall timing and pace for building and delivering homes. The balance of the 2014 impairment charges were related to a few active communities located in particular submarkets that have somewhat softened. In the two-year period prior to the 2014 fourth quarter, we activated more than 30 communities, of which only three had impairment charges at the time of their activation or in a subsequent period. To the extent we change our strategy on any given asset, it is possible that we may have additional impairments in the future.
In 2013, we recognized inventory impairment charges of $.4 million associated with one community, with a post-impairment fair value of $1.1 million. In 2012, we recognized inventory impairment charges of $28.1 million associated with 14 communities, with a post-impairment fair value of $39.9 million. The inventory impairment charges we recognized in 2012 reflected challenging economic and housing market conditions in certain of our served markets in that year and were partly due to changes in our operational or selling strategy for certain communities in an effort to accelerate sales and/or our return on investment. In some cases, we have recognized inventory impairment charges for particular communities or land parcels in multiple years. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
As of November 30, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $266.6 million, representing 33 communities and various other land parcels. As of November 30, 2013, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $293.1 million, representing 42 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.8 million corresponding to 1,306 lots in 2014, $3.2 million corresponding to 295 lots in 2013, and $.4 million corresponding to 446 lots in 2012. We sometimes abandon land option contracts or other similar contracts when we have incurred costs of less than $100,000; such costs and the corresponding lots, which totaled 7,292 lots in 2014, 9,406 lots in 2013 and 8,157 in 2012, are not included in the amounts above. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years, and expect to realize, on an overall basis, the majority of our current inventory balance within five years.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.

Note 8.	Variable Interest Entities
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. None of our joint ventures at November 30, 2014 and 2013 were determined under the provisions of ASC 810 to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. The use of such land option contracts and other similar contracts generally allows us to reduce the market risks associated with direct land ownership and development, and to reduce our capital and financial commitments, including interest and other carrying costs. Under such contracts, we typically pay a specified option or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price.
We analyze each of our land option contracts and other similar contracts under the provisions of ASC 810 to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of November 30, 2014 and 2013 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2014		November 30, 2013
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$10,633	$520,628	$11,063	$616,000
Other land option contracts and other similar contracts	22,426	437,842	30,502	535,496
Total	$33,059	$958,470	$41,565	$1,151,496
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $48.0 million at November 30, 2014 and $31.0 million at November 30, 2013. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at both November 30, 2014 and November 30, 2013 in lieu of cash deposits under certain land option contracts and other similar contracts.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $3.1 million at November 30, 2014 and $8.9 million at November 30, 2013.

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
Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. We share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. In some instances, we recognize profits and losses related to our investment in an unconsolidated joint venture that differ from our equity interest in the unconsolidated joint venture. This may arise from impairments that we recognize related to our investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between our basis in assets we have transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; our deferral of the unconsolidated joint venture’s profits from land sales to us; or other items. There were no joint venture impairment charges in 2014, 2013 and 2012.
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2014	2013	2012
Revenues	$12,538	$17,446	$31,772
Construction and land costs	(10,790)	(10,709)	(21,467)
Other expenses, net	(1,476)	(4,042)	(2,009)
Income	$272	$2,695	$8,296
For the years ended November 30, 2014, 2013 and 2012, combined revenues and construction and land costs were generated primarily from land sales.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	November 30,
	2014	2013
Assets
Cash	$23,699	$18,752
Receivables	5,106	4,902
Inventories	153,427	381,195
Other assets	—	1,183
Total assets	$182,232	$406,032
Liabilities and equity
Accounts payable and other liabilities	$10,824	$85,386
Equity	171,408	320,646
Total liabilities and equity	$182,232	$406,032

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	November 30,
	2014	2013
Number of investments in unconsolidated joint ventures	6	9
Investments in unconsolidated joint ventures	$79,441	$130,192
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	618	5,367

As of November 30, 2014, the combined assets of our unconsolidated joint ventures and the number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts each decreased from November 30, 2013, largely due to distributions of $90.1 million of land and land development we received from Inspirada, an unconsolidated joint venture based near Las Vegas, Nevada, during the year ended November 30, 2014. In addition, we sold our interest in an unconsolidated joint venture based in Maryland for $10.1 million, which resulted in a gain of $3.2 million that was included in equity in income of unconsolidated joint ventures in our consolidated statement of operations for the year ended November 30, 2014. The year-over-year decrease in the combined assets of our unconsolidated joint ventures also reflected the transfer of a $33.2 million inventory-related obligation to us in connection with the distribution of land we received from Inspirada, as discussed in Note 11. Accrued Expenses and Other Liabilities. This transfer also contributed to the year-over-year decrease in the combined accounts payable and other liabilities of our unconsolidated joint ventures during the year ended November 30, 2014. None of our unconsolidated joint ventures had outstanding debt at November 30, 2014 or 2013.

Note 10.	Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2014	2013
Cash surrender value of insurance contracts	$70,571	$68,534
Debt issuance costs	27,082	27,366
Property and equipment, net	11,831	8,460
Prepaid expenses	5,431	2,716
Total	$114,915	$107,076

Note 11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2014	2013
Employee compensation and related benefits	$113,875	$99,332
Self-insurance and other litigation liabilities	89,606	99,612
Accrued interest payable	63,275	45,562
Inventory-related obligations (a)	52,009	29,517
Warranty liability	45,196	48,704
Real estate and business taxes	13,684	8,131
Other	32,237	25,318
Total	$409,882	$356,176

(a)
The inventory-related obligations at November 30, 2014 included a $33.2 million liability we recorded for fixed or determinable amounts associated with TIFE assessments in connection with the distribution of land we received from Inspirada during 2014. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.

Note 12.	Income Taxes
Income Tax Benefit. The components of the income tax benefit in the consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2014
Current	$100	$(1,900)	$(1,800)
Deferred	646,000	179,200	825,200
Income tax benefit	$646,100	$177,300	$823,400
2013
Current	$—	$1,600	$1,600
Deferred	—	—	—
Income tax benefit	$—	$1,600	$1,600
2012
Current	$16,500	$3,600	$20,100
Deferred	—	—	—
Income tax benefit	$16,500	$3,600	$20,100
We recognized an income tax benefit of $823.4 million in 2014, $1.6 million in 2013 and $20.1 million in 2012. The income tax benefit in 2014 was primarily due to the reversal of a substantial portion of our deferred tax asset valuation allowance at November 30, 2014. The income tax benefit in 2013 was due to the resolution of a state tax audit, which resulted in a refund receivable of $1.4 million, as well as the recognition of unrecognized tax benefits of $1.0 million, partly offset by the state tax liability of $.8 million. In 2012, the income tax benefit primarily reflected the resolution of federal and state tax audits, which also resulted in the realization of $1.2 million of deferred tax assets. Due to the effects of our deferred tax asset valuation allowances and changes in our unrecognized tax benefits, our effective tax rates in 2014, 2013 and 2012 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax income (loss) for those periods.
Deferred Tax Assets, Net. Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2014	2013
Deferred tax liabilities:
Capitalized expenses	$103,196	$87,599
State taxes	72,258	62,884
Depreciation and amortization	—	300
Other	310	208
Total	175,764	150,991

	November 30,
	2014	2013
Deferred tax assets:
Inventory impairments and land option contract abandonments	$229,264	$110,745
NOL from 2006 through 2013	459,393	459,885
Warranty, legal and other accruals	42,621	50,110
Employee benefits	82,776	73,039
Partnerships and joint ventures	15,672	122,081
Depreciation and amortization	9,022	—
Capitalized expenses	12,528	9,359
Tax credits	176,234	173,289
Deferred income	638	656
Other	13,998	11,267
Total	1,042,146	1,010,431
Valuation allowance	(41,150)	(859,440)
Total	1,000,996	150,991
Deferred tax assets, net	$825,232	$—
Reconciliation of Expected Income Tax Benefit. The income tax benefit computed at the statutory U.S. federal income tax rate and the income tax benefit provided in the consolidated statements of operations differ as follows (dollars in thousands):

	Years Ended November 30,
	2014		2013		2012
	$	%	$	%	$	%
Income tax benefit (expense) computed at statutory rate	$(33,232)	(35.0)%	$(13,427)	(35.0)%	$27,672	35.0%
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	(13,907)	(14.7)	(1,947)	(5.1)	9,948	12.6
Reserve and deferred income	—	—	(1,808)	(4.7)	(9,146)	(11.6)
Capitalized expenses	1,249	1.3	—	—	7,960	10.1
Basis in joint ventures	10,441	11.0	(9,598)	(25.0)	42,503	53.8
NOL reconciliation	12,973	13.7	(3,806)	(9.9)	(5,345)	(6.8)
Inventory impairments	—	—	2,827	7.4	(59,401)	(75.1)
Recognition of federal and state tax benefits	59.1		1,600	4.2	17,650	22.3
Tax credits	2,884	3.0	2,675	7.0	17,889	22.6
Valuation allowance for deferred tax assets	825,232	869.1	20,673	53.9	(32,286)	(40.8)
Depreciation and amortization	15,765	16.6	4,523	11.8	2,482	3.1
Other, net	1,936	2.1	(112)	(.3)	174.2
Income tax benefit	$823,400	867.2%	$1,600	4.3%	$20,100	25.4%
Valuation Allowance. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and conditions in the housing market and the broader economy. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets will depend on applicable income tax rates.

At November 30, 2014, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that most of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized an $824.2 million income tax benefit in the fourth quarter of 2014, which included the reversal of all but $41.2 million of our deferred tax asset valuation allowance. The components of the valuation allowance remaining at November 30, 2014 primarily relate to foreign tax credits and certain state NOL that have not met the “more likely than not” realization standard under ASC 740.
We conducted our evaluation by considering all positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to indirect or less current evidence.
The principal positive evidence that led us to determine at November 30, 2014 that a significant portion of our deferred tax asset valuation allowance could be reversed included our emergence from a three-year cumulative pretax loss position in 2014 as well as the underlying momentum in our business and generally improved housing market and broader economic conditions over the past few years and continuing in 2014 that have enabled us to achieve and maintain a three-year cumulative pretax income position since August 31, 2014; the significant pretax income we generated during 2014 and 2013, including six consecutive quarters of pretax income totaling $149.8 million as of November 30, 2014; improvement in key financial metrics in 2014 when compared to the previous year (including in our revenues; housing gross profits; selling, general and administrative expenses as a percentage of housing revenues; net orders and backlog); our expectation of future profitability; our strong financial position; and significant evidence that conditions in the U.S. housing industry are more favorable than in recent years and our belief that such conditions will continue to be favorable over the long term.
Prior to the quarter ended November 30, 2014, we gave significant weight to the negative, direct evidence of our three-year cumulative pretax loss position that resulted from pretax losses incurred during the housing downturn. As of November 30, 2014, we had generated six consecutive quarters of pretax income and had maintained a positive three-year cumulative pretax income position since initially achieving such a position at the end of our 2014 third quarter. Therefore, the prior pretax losses were weighted less than the recent positive financial results in our evaluation at November 30, 2014. Also, negative, direct evidence of our housing gross profit margins, which were lower than historical levels before the housing downturn, was given less weight than the direct, positive evidence of our growing pretax income levels. Other negative, indirect evidence, such as negative macroeconomic conditions that included unemployment and consumer confidence as well as a more restrictive mortgage lending environment, was considered at a lower weighting because our recent financial performance was achieved in this environment.
Based on our evaluation of positive and negative evidence at November 30, 2014, we concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that a substantial portion of our deferred tax assets would be realized. The most significant changes in our evaluation of the realizability of our deferred tax assets at November 30, 2014 compared to earlier periods were the development of significant positive evidence related to our year-over-year growth in pretax income, net orders and backlog levels during 2014; our expectation that we will realize all of our federal NOL and absorb substantially all federal deductible temporary differences as they reverse in future years based on projected fiscal 2015 pretax income levels; our expectation of sustained and increasing profitability in future years; and the reduced significance of the negative evidence we considered before November 30, 2014 related to our pretax losses incurred in prior years, because we had generated six consecutive quarters of pretax income and cumulative pretax income for the past three years as of November 30, 2014. These significant changes in evidence at November 30, 2014 led us to determine that it was more likely than not that most of our deferred tax assets would be realized. We reversed the valuation allowance on all of our federal deferred tax assets, except for the portion related to foreign tax credits due to the utilization of federal NOL to offset taxable income in the years through tax credit expiration. We estimated the amount of the valuation allowance needed for our state NOL carryforwards based on an analysis of the amount of our NOL carryforwards associated with each state in which we operate as compared to our expected level of taxable income under existing apportionment rules in each state and the carryforward periods allowed in each state’s tax code. At November 30, 2014, after the reversal, we had a valuation allowance of $41.2 million against our deferred tax assets.
As of November 30, 2014, we needed to generate more than $2 billion of pretax income in future periods before 2034 to realize our deferred tax assets.
During 2013, we reduced the valuation allowance by $20.7 million to account for adjustments to our deferred tax assets associated with the pretax income generated during the year and the loss of state NOLs due to the expiration of the applicable statute of limitations. During 2012, we recorded a valuation allowance of $32.3 million against net deferred tax assets generated primarily from the pretax losses for that year.
We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets. The accounting for deferred tax assets is based upon estimates of future results.

Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated financial statements. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.
The majority of the tax benefits associated with our NOL can be carried forward for 20 years (as we have no taxable income in the allowable two-year carryback period) and applied to offset future taxable income. The federal NOL carryforwards of $298.7 million, if not utilized, will begin to expire in 2030 through 2033. The state NOL carryforwards of $160.7 million, if not utilized, will begin to expire between 2015 and 2033. During 2014, $3.9 million of state NOL carryforwards expired.
In addition, $87.3 million of our tax credits, if not utilized, will begin to expire in 2015 through 2034. Included in the $87.3 million are $3.2 million of investment tax credits, of which $2.4 million and $.8 million will expire in 2026 and 2027, respectively, as well as foreign tax credits of $.5 million and $14.0 million that will expire in 2015 and 2016, respectively.
Unrecognized Tax Benefits. Gross unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2014	2013	2012
Balance at beginning of year	$206	$1,671	$1,899
Reductions for tax positions related to prior years	—	—	(165)
Reductions due to lapse of statute of limitations	—	(1,465)	(63)
Balance at end of year	$206	$206	$1,671
We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for or benefit from income taxes. As of November 30, 2014, 2013 and 2012, there were $.1 million, $.3 million and $1.3 million, respectively, of gross unrecognized tax benefits (including interest and penalties) that, if recognized, would affect our annual effective tax rate. Our total accrued interest and penalties related to unrecognized income tax benefits was $.1 million at November 30, 2014 and $.3 million at November 30, 2013. Our liabilities for unrecognized tax benefits at November 30, 2014 and 2013 are included in accrued expenses and other liabilities in our consolidated balance sheets.
Included in the balance of gross unrecognized tax benefits at both November 30, 2014 and 2013 were tax positions of $.2 million for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect our annual effective tax rate, but would accelerate the payment of cash to a tax authority to an earlier period.
As of November 30, 2014, our gross unrecognized tax benefits (including interest and penalties) totaled $.3 million. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date due to various state filings associated with the resolution of a federal audit. The fiscal years ending 2010 and later remain open to federal and state examinations.
Notwithstanding the reversal of a substantial portion of our deferred tax asset valuation allowance at November 30, 2014, the benefits of our deferred tax assets, including our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2014, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Note 13.	Notes Payable
Notes payable consisted of the following (in thousands):

	November 30,
	2014	2013
Mortgages and land contracts due to land sellers and other loans (at interest rates of 5% to 7% at November 30, 2014 and 7% at November 30, 2013)	$38,250	$13,615
6 1/4% Senior notes due June 15, 2015	199,891	199,864
9.10% Senior notes due September 15, 2017	262,729	262,048
7 1/4% Senior notes due June 15, 2018	299,402	299,261
4.75% Senior notes due May 15, 2019	400,000	—
8.00% Senior notes due March 15, 2020	346,253	345,710
7.00% Senior notes due December 15, 2021	450,000	450,000
7.50% Senior notes due September 15, 2022	350,000	350,000
1.375% Convertible senior notes due February 1, 2019	230,000	230,000
Total	$2,576,525	$2,150,498
Unsecured Revolving Credit Facility. On March 12, 2013, we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility will mature on March 12, 2016. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $300.0 million under certain conditions and the availability of additional bank commitments, as well as a sublimit of $100.0 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, the LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either the London Interbank Offered Rate or a base rate, plus a spread that depends on our debt rating and Leverage Ratio, as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .50% to .75% of the unused commitment, based on our debt rating and Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2014, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available for cash borrowings, with up to $100.0 million available for the issuance of letters of credit.
On November 19, 2014, we entered into an amendment to the Credit Facility that maintains the Interest Coverage Ratio requirement at 1.40 for the remaining term of the Credit Facility.
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
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of November 30, 2014 and 2013, $26.7 million and $41.5 million, respectively, of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of November 30, 2014, inventories having a carrying value of $133.8 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. On July 18, 2014, we filed the 2014 Shelf Registration with the SEC. The 2014 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined. The 2014 Shelf Registration replaced the 2011 Shelf Registration.

Senior Notes. All of our senior notes and convertible senior notes outstanding at November 30, 2014 and 2013 represent senior unsecured obligations, rank equally in right of payment with all of our existing and future indebtedness and are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis.
The key terms of each of our senior notes and convertible senior notes outstanding as of November 30, 2014 are as follows (dollars in thousands):

				Redeemable Prior to Maturity	Effective Interest Rate

Notes Payable	Principal	Issuance Date	Maturity Date
6 1/4% Senior notes	$199,906	June 2, 2005	June 15, 2015	Yes (a)	6.3%
9.10% Senior notes	265,000	July 30, 2009	September 15, 2017	Yes (a)	9.5
7 1/4% Senior notes	300,000	April 3, 2006	June 15, 2018	Yes (a)	7.3
4.75% Senior notes	400,000	March 25, 2014	May 15, 2019	Yes (b)	4.8
8.00% Senior notes	350,000	February 7, 2012	March 15, 2020	Yes (a)	8.3
7.00% Senior notes	450,000	October 29, 2013	December 15, 2021	Yes (b)	7.0
7.50% Senior notes	350,000	July 31, 2012	September 15, 2022	Yes (a)	7.5
1.375% Convertible senior notes	230,000	January 29, 2013	February 1, 2019	Yes (c)	1.4

(a)
At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to the applicable redemption date.

(b)
At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date, except that three months prior to these notes’ respective stated maturity dates and until their respective maturity, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus, in each case, accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date.

(c)
We may not redeem the notes prior to November 6, 2018. On or after November 6, 2018, and prior to the stated maturity date, we may, at our option, redeem all or part of the notes at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but excluding the redemption date.

On February 7, 2012, pursuant to the 2011 Shelf Registration, we issued the 8.00% Senior Notes due 2020 at 98.523% of the $350.0 million in aggregate principal amount of these notes. We used substantially all of the net proceeds from this issuance to purchase, pursuant to the terms of the applicable January 2012 Tender Offers, $340.0 million in aggregate principal amount of certain senior notes that were scheduled to mature in 2014 and 2015. The total amount paid to purchase these senior notes was $340.5 million. We incurred a $2.0 million loss on the early extinguishment of debt in 2012 due to a premium paid under the applicable January 2012 Tender Offers and the unamortized original issue discount.
On July 31, 2012, pursuant to the 2011 Shelf Registration, we issued the 7.50% Senior Notes due 2022 at 100% of the $350.0 million in aggregate principal amount of these notes. We used $252.2 million of the net proceeds from this issuance to purchase, pursuant to the terms of the applicable July 2012 Tender Offers, $244.9 million in aggregate principal amount of certain senior notes that were scheduled to mature in 2014 and 2015. We used the remaining net proceeds from this issuance for general corporate purposes. We incurred an $8.3 million loss on the early extinguishment of debt in 2012 due to a premium paid under the applicable July 2012 Tender Offers and the unamortized original issue discount.
On October 29, 2013, pursuant to the 2011 Shelf Registration, we issued the 7.00% Senior Notes due 2021 at 100% of the $450.0 million in aggregate principal amount of these notes. We used $225.4 million of the net proceeds from this issuance to purchase $215.1 million in aggregate principal amount of certain senior notes that were scheduled to mature in 2014 and 2015. We incurred a $10.4 million loss on the early extinguishment of debt in 2013 due to a premium paid under the applicable October 2013 Tender Offers, premiums paid to redeem the applicable remaining senior notes, and the unamortized original issue discount associated with these senior notes.
On March 25, 2014, pursuant to the 2011 Shelf Registration, we completed the underwritten public issuance of the 4.75% Senior Notes due 2019 at 100% of the $400.0 million in aggregate principal amount of the notes. We used the $394.6 million in total net proceeds from the issuance of the 4.75% Senior Notes due 2019 together with the total net proceeds from a concurrent underwritten public offering of our common stock, which is discussed below in Note 17. Stockholders’ Equity, for general corporate purposes, including without limitation land acquisition and land development.
If a change in control occurs as defined in the instruments governing our senior notes, we would be required to offer to purchase all of our outstanding senior notes (with the exception of the amounts outstanding related to our 6 1/4% Senior Notes due 2015 and our 7 1/4% Senior Notes due 2018) at 101% of their principal amount, together with all accrued and unpaid interest, if any.
On January 29, 2013 and February 4, 2013, pursuant to the 2011 Shelf Registration, we issued in an underwritten public offering the 1.375% Convertible Senior Notes due 2019 at 100% of the $230.0 million in aggregate principal amount of these notes. The issuance on February 4, 2013 was made pursuant to the exercise of an option granted to the underwriters to purchase such notes to cover over-allotments. Interest on the 1.375% Convertible Senior Notes due 2019 is payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 2013. We will also pay interest on November 1, 2018. The 1.375% Convertible Senior Notes due 2019 will mature on February 1, 2019, unless converted earlier by the holders, at their option, or redeemed by us, or purchased by us at the option of the holders following the occurrence of a fundamental change, as defined in the instruments governing the 1.375% Convertible Senior Notes due 2019.
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
As of November 30, 2014, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our inability to do so could make it more difficult and expensive to maintain our current level of external debt financing or to obtain additional financing. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if there is a default under the Credit Facility existing at the time of any such payment, or if any such payment would result in such a default.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ended November 30 as follows: 2015 — $222.2 million; 2016— $16.0 million; 2017 —$265.0 million; 2018 — $300.0 million; 2019 —$630.0 million; and thereafter —$1.15 billion.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis (in thousands):

	For the Years Ended November 30,
Description	Fair Value Hierarchy	2014 (a)	2013 (a)
Inventories	Level 2	$6,421	$—
Inventories	Level 3	24,174	1,143

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of ASC 360, inventories with a carrying value of $68.2 million were written down to their fair value of $30.6 million during the year ended November 30, 2014, resulting in inventory impairment charges of $37.6 million. Inventories with a carrying value of $1.5 million were written down to their fair value of $1.1 million during the year ended November 30, 2013, resulting in inventory impairment charges of $.4 million.
The fair values for inventories that were determined using Level 2 inputs were based on an executed contract. The fair values for inventories that were determined using Level 3 inputs were primarily based on the estimated future net cash flows discounted for inherent risk associated with each underlying asset, as described in Note 7. Inventory Impairments and Land Option Contract Abandonments. The discount rates we used were impacted by the following at the time the calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located. These factors were specific to each affected community or land parcel and may have varied among communities or land parcels and may have varied over time. The fair values for inventories determined using Level 3 inputs that involved a planned future land sale were estimated based on a broker quote.
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2014		2013
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,308,275	$2,468,852	$1,906,883	$2,069,325
1.375% Convertible senior notes	Level 2	230,000	229,713	230,000	224,825

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
We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes or customer service practices and our warranty claims experience could have a significant impact on our actual warranty costs in the future and such amounts could differ significantly from our current estimates.
The changes in our warranty liability are as follows (in thousands):

	Years Ended November 30,
	2014	2013	2012
Balance at beginning of year	$48,704	$47,822	$67,693
Warranties issued (a)	18,479	14,261	8,416
Payments	(39,458)	(45,338)	(19,701)
Adjustments (b)	17,471	31,959	(8,586)
Balance at end of year	$45,196	$48,704	$47,822

(a)
The year-over-year increase in the expense associated with warranties issued in 2014 and 2013 reflected higher housing revenues in each of those years. Additionally, in 2013, we increased the warranty accrual rate per home based on our historical claims experience.

(b)
Adjustments in 2014 were primarily comprised of reclassifications of estimated minimum probable recoveries to receivables and a reclassification to establish a separate accrual for a water intrusion-related inquiry from the Office of the Attorney General of the State of Florida (the “Attorney General’s Office”). These items had no impact on our consolidated statements of operations. Adjustments in 2013 were comprised of charges associated with water intrusion-related issues in central and southwest Florida. In 2012, favorable warranty adjustments were partly offset by similar water intrusion-related charges.

Central and Southwest Florida Claims. During 2012, we received warranty claims from homeowners in certain of our communities in central and southwest Florida that primarily involved framing, stucco, roofing and/or sealant matters on homes we delivered between 2003 and 2009, with many resulting in water intrusion-related issues. While we initially believed these issues were isolated, after additional investigation we determined in the fourth quarter of 2012 that more homes and communities may have been affected, and we continued our investigations throughout 2013 and 2014 in an effort to identify the scope of the issues, to examine and fully understand the causes and to address them as quickly and completely as possible. During this period, we encountered an evolving and at times unexpected range of varied and complex conditions and repairs with respect to affected homes. As a result, prior to the second quarter of 2013, we were unable to estimate the number of similarly affected homes likely to be identified in the future and the repair costs associated with those homes. Beginning in the second quarter of 2013, we believed we accumulated adequate experience with these water intrusion-related issues through our assessment process and continued investigative efforts to identify, examine and repair affected homes to be able to reasonably estimate as of the end of that quarter and as of the end of each respective subsequent quarterly period the number of similarly affected homes that were then likely to be identified in the future and the probable repair costs associated with such similarly affected homes, in addition to updating the number of identified affected homes and our estimate of the repair costs associated with such identified affected homes. In 2014, the number of affected homes that we identified decreased substantially from the number of affected homes that we identified during 2013, and we continued to make significant progress on resolving repairs.
Based on the status of our ongoing investigation and repair efforts, our overall warranty liability at November 30, 2014 included $9.4 million for estimated remaining repair costs associated with 324 homes in central and southwest Florida that have been identified as having water intrusion-related issues and estimated repair costs associated with similarly affected homes in central and southwest Florida that we believe are likely to be identified in the future. Our overall warranty liability at November 30, 2013 included $28.9 million for estimated remaining repair costs associated with 710 identified affected homes and estimated repair costs associated with similarly affected homes then-believed likely to be identified in the future. The decrease in the liability for such estimated repair costs during the year ended November 30, 2014 reflected payments made during the year to repair affected homes and a lower number of identified affected homes with unresolved repairs at November 30, 2014 compared to November 30, 2013. The $9.4 million included in our overall warranty liability as of November 30, 2014 encompasses what we believe is the probable overall cost of the repair effort remaining before insurance and other recoveries. However, our actual costs to fully resolve repairs on affected homes could differ from the overall costs we have estimated.
During 2014, repairs were resolved on 536 identified affected homes and we identified 150 additional affected homes, most of which were in one attached-home community. During 2013, repairs were resolved on 754 identified affected homes. For these purposes, we consider repairs for identified homes to be resolved when all repairs are completed and all repair costs are fully paid.
During 2014 and 2013, we paid $26.6 million and $32.7 million to repair identified affected homes, respectively. Since first identifying affected homes in 2012, we have identified a total of 1,614 affected homes requiring more than minor repairs and resolved repairs on 1,290 of those homes through November 30, 2014. As of November 30, 2014, we had paid $63.3 million of the total estimated repair costs of $72.7 million that we have estimated for the overall repair effort. Approximately 64% of the total estimated repair costs as of November 30, 2014 related to three attached-home communities. We anticipate resolving repairs on homes in central and southwest Florida affected by the water intrusion-related issues during 2015.
As of November 30, 2014, based on our assessment of the water intrusion-related issues, we believe it is probable that we will recover a portion of our repair costs associated with affected homes from various sources, including our insurers, and subcontractors involved with the original construction of the homes and their insurers. During 2014, we collected $.9 million of such recoveries. As of November 30, 2014, our estimated minimum probable recoveries totaled $26.6 million, of which $9.4 million was included in our overall warranty liability and the remainder was included in receivables. As of November 30, 2013, the estimated minimum probable recoveries, all of which were included in our warranty liability, totaled $19.4 million. Our assessment of the water intrusion-related issues, including the process of determining potentially responsible parties and our efforts to obtain recoveries, is ongoing, and as a result, our estimate of minimum probable recoveries may change as additional information is obtained.
Other Claims. With respect to potential recoveries on claims regarding other homes previously delivered, we have tendered claims with responsible liability insurance carriers, seeking reimbursement of costs we have incurred to make repairs and to handle claims. During 2012, we recognized insurance recoveries of $26.5 million as a reduction to construction and land costs in our consolidated statements of operations, representing amounts we received from one of our insurance carriers for a portion of the claims we have tendered. We intend to continue to undertake efforts, including legal proceedings, to obtain reimbursement from various sources, including subcontractors, suppliers and their insurers, for the costs we have incurred or expect to incur to investigate and complete repairs and to defend ourselves in litigation. Given uncertainties in the potential outcomes of these efforts, we had not recorded any amounts for potential future recoveries as of November 30, 2014 or 2013.

Overall Warranty Liability Assessment. In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty program, which would include homes in central and southwest Florida that have been or may in the future be identified as having water intrusion-related issues. Based on our assessments of our overall warranty liability during 2014, we recorded adjustments to increase our warranty liability mainly to reflect our identification of additional homes affected by the water intrusion-related issues and our updated estimate of remaining repair costs for such affected homes, with a corresponding charge to construction and land costs in our consolidated statement of operations. We also recorded adjustments to increase our estimated minimum probable recoveries during 2014 based on our updated estimate of repair costs on identified affected homes. These adjustments had no net impact on our consolidated statements of operations for the year ended November 30, 2014. In addition, due to payments we have made for repair costs on identified affected homes and an increase to the estimated minimum probable recoveries recorded during the year ended November 30, 2014, the estimated minimum probable recoveries exceeded the estimated remaining repair costs in our warranty liability associated with these water intrusion-related issues. Therefore, during 2014, we reclassified a total of $18.1 million of estimated minimum probable recoveries, that were in excess of the then-estimated remaining repair costs associated with water intrusion-related issues, to a receivable.
In 2013, based on our assessment of our overall warranty liability, we recorded adjustments to increase our warranty liability by $32.0 million with a corresponding charge to construction and land costs in our consolidated statements of operations. The adjustments reflected our then-current estimate of remaining repair costs associated with homes in central and southwest Florida that had been identified as having water intrusion-related issues and our estimate of repair costs associated with similarly affected homes in central and southwest Florida then-believed likely to be identified in the future, net of an increase in estimated minimum probable recoveries of such repair costs and other adjustments. These adjustments were made in each quarter of 2013 as our assessment process continued and we gained more experience and knowledge of the scope and nature of the water intrusion-related issues and the associated repair efforts and costs, and potential recoveries. The adjustments we made in 2013 also reflected the identification of 687 additional affected homes at other communities in central and southwest Florida, and our estimate of the total number of affected homes that we believed were likely to be identified in the future.
In 2012, notwithstanding our actual or estimated remaining repair costs related to the water intrusion-related issues and homes affected by other issues, we had experienced favorable trends in our actual warranty costs incurred for the previous several years with respect to claims relating to other warranty-related items, reflecting, among other things, our ongoing focus on construction quality and customer service. Based on our assessments of these and other relevant factors on a combined basis, we determined that our overall warranty liability at November 30, 2012 was sufficient to cover our overall warranty obligations on previously delivered homes then under our limited warranty program. Additionally, based on our assessment of the trends in our warranty claims experience, and taking into account the decrease in the overall number of homes we had delivered over the past several years before 2012 and other factors, we recorded a favorable warranty adjustment of $11.2 million in 2012 as a reduction to construction and land costs in our consolidated statement of operations. However, as of November 30, 2012, based on our assessment of our overall warranty liability on a combined basis for all of our previously delivered homes that were under our limited warranty, including the increased number of homes potentially affected by water intrusion-related issues, we recorded an adjustment to increase our overall warranty liability by $2.6 million in the fourth quarter of 2012 with a corresponding charge to construction and land costs in our consolidated statements of operations.
Depending on the number of additional homes in central and southwest Florida that are identified as having water intrusion-related issues, and the actual costs we incur in future periods to repair identified affected homes and/or homes affected by other issues, including costs to provide certain affected homeowners with temporary housing, we may revise the amount of our estimated liability, which could result in an increase or decrease in our overall warranty liability. Based on our assessment of these water intrusion-related issues, we believe that our warranty liability is adequate to cover the estimated probable total repair costs on these affected homes and on homes affected by other issues, though we believe it is reasonably possible that our loss in this matter could exceed the amount accrued as of November 30, 2014 by up to $3 million.

Attorney General’s Office Inquiry. In 2013, we were notified by the Attorney General’s Office that it was making a preliminary inquiry into the status of our communities in Florida affected by water intrusion-related issues.  We are cooperating with the Attorney General’s Office inquiry and are in discussions to resolve its concerns. While the ultimate outcome of the inquiry is uncertain, based on the status of our discussions, we established an accrual for the estimated minimum probable loss with respect to this inquiry during 2014 and increased the accrual as of November 30, 2014. At this stage of our discussions, we are unable to estimate the reasonably possible loss or range of loss, and the ultimate outcome may or may not be material to our consolidated financial statements.
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

Self-Insurance. We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits, each of which have generally increased in recent years, reducing the overall benefit of such coverage significantly. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. In Arizona, California, Colorado and Nevada, our subcontractors’ general liability insurance primarily takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. Enrolled subcontractors contribute toward the cost of the insurance and agree to pay a contractual amount in the future in the event of a claim related to their work. To the extent provided under the wrap-up program, we absorb the enrolled subcontractors’ general liability associated with the work performed on our homes within the applicable projects as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary. We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of construction defect claims incurred but not yet reported.
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
The changes in our self-insurance liability are as follows (in thousands):

	Years Ended November 30,
	2014	2013	2012
Balance at beginning of year	$92,214	$93,349	$94,823
Self-insurance expense (a)	13,491	8,239	7,894
Payments, net of recoveries (b)	(19,131)	(9,374)	(10,168)
Adjustments	—	—	800
Balance at end of year	$86,574	$92,214	$93,349

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Recoveries are reflected in the period we receive funds from subcontractors and/or their insurers.
The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to differences in our markets and the types of product we build, insurance industry practices and legal or regulatory interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2014, we had $541.6 million of performance bonds and $26.7 million of letters of credit outstanding. At November 30, 2013, we had $410.8 million of performance bonds and $41.5 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At November 30, 2014, we had total deposits of $33.2 million, comprised of $33.1 million of cash deposits and $.1 million of letters of credit, to purchase land having an aggregate purchase price of $958.5 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

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

Years Ending November 30,
2015	$8,140
2016	6,630
2017	4,813
2018	4,044
2019	3,576
Thereafter	12,320
Total minimum lease payments	$39,523
Rental expense on our operating leases was $7.7 million in 2014, $6.5 million in 2013 and $5.5 million in 2012.

Note 16.	Legal Matters
Nevada Development Contract Litigation. KB Nevada is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc.  In 2007, LVDA agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada.  LVDA subsequently assigned its rights to Essex.  KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements.  LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements.  LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter.  The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus the Claimed Damages.  KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims.  On March 15, 2013, the court entered orders denying the consolidated plaintiffs’ motions for summary judgment and granting the majority of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, those for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to approximately $55 million plus pre-judgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages.  The non-jury trial, originally set for September 2012, is presently scheduled for September 15, 2015.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Note 17.	Stockholders’ Equity
Preferred Stock. To help protect the benefits of our NOL, built-in losses and tax credits from the impact of an ownership change under Section 382, on January 22, 2009, we adopted a Rights Agreement dated as of that date (the “2009 Rights Agreement”), and we declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock that was payable to stockholders of record as of the close of business on March 5, 2009. Subject to the terms, provisions and conditions of the 2009 Rights Agreement, if these rights become exercisable, each right would initially represent the right to purchase from us 1/100th of a share of our Series A Participating Cumulative Preferred Stock for a purchase price of $85.00 (the “Purchase Price”). If issued, each fractional share of preferred stock would generally give a stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder, including without limitation any dividend, voting or liquidation rights. The rights will not be exercisable until the earlier of (a) 10 calendar days after a public announcement by us that a person or group has become an Acquiring Person (as defined under the 2009 Rights Agreement) and (b) 10 business days after the commencement of a tender or exchange offer by a person or group if upon consummation of the offer the person or group would beneficially own 4.9% or more of our outstanding common stock.
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
Common Stock. On March 25, 2014 and April 8, 2014, pursuant to the 2011 Shelf Registration, we issued 6,944,445 shares and 1,041,666 shares, respectively, of our common stock, par value $1.00 per share, in an underwritten public offering at a price of $18.00 per share. The issuance of additional shares on April 8, 2014 was made pursuant to the exercise of an option granted to the underwriters to purchase such shares. We used 7,986,111 shares of treasury stock for the issuances and received net proceeds of $137.0 million after underwriting discounts, commissions and transaction expenses.
On January 29, 2013, pursuant to the 2011 Shelf Registration, we issued 6,325,000 shares of our common stock, par value $1.00 per share, in an underwritten public offering at a price of $18.25 per share. We used 6,325,000 shares of treasury stock for the issuance and received net proceeds of $109.5 million after underwriting discounts, commissions and transaction expenses.
In connection with the issuance of the 1.375% Convertible Senior Notes due 2019, which is discussed in Note 13. Notes Payable, we established a common stock reserve account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of the instruments governing these notes. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at November 30, 2014 and 2013. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing the 1.375% Convertible Senior Notes due 2019.
Each share of our common stock issued in the January 29, 2013, March 25, 2014 and April 8, 2014 offerings include a preferred share purchase right associated with and subject to the terms of the Rights Agreement. Any shares of our common stock delivered upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 will also include such preferred share purchase rights.
Effective July 17, 2014, our board of directors amended the Director Plan to provide directors with a one-time opportunity to irrevocably elect to receive an equivalent value of shares of our common stock in lieu of the cash payments that are otherwise due upon the respective settlement of their outstanding and any future Director Plan SARs under the terms of the plan. Concurrent with the amendment of the Director Plan, for the purpose of effecting any such Director Plan SAR settlements, our board of directors authorized the repurchase of no more than 680,000 shares of our common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the 2014 Plan, in each case solely as necessary for director elections in respect of outstanding Director Plan SARs. The 2014 Plan is discussed in Note 19. Employee Benefits and Stock Plans. During 2014, following the amendment of the Director Plan, directors made irrevocable elections to receive an aggregate of 679,815 shares of our common stock upon the respective settlement of their outstanding Director Plan SARs. The directors’ elections changed only the method of settlement for the outstanding Director Plan SARs and did not change any of the other terms of these awards or impact the value of these awards to the directors. As a result of the directors’ elections, the relevant outstanding Director Plan SARs were effectively converted to stock-settled awards, which are accounted for as equity awards, instead of cash-settled liability awards, thereby reducing the degree of variability in the expense associated with such Director Plan SARs in future quarters. As of November 30, 2014, no Director Plan SARs had been settled. In addition, we had not repurchased any shares and no stock payment awards had been granted under the 2014 Plan pursuant to the respective board of directors authorizations.
In 2013, directors were provided a one-time opportunity to elect and they made irrevocable elections to receive an equivalent value of shares of our common stock in lieu of the cash payments that are otherwise due upon the settlement of their outstanding stock units under the terms of the Director Plan. At that date, there were a total of 481,554 outstanding stock units. Concurrent with the amendment of the Director Plan, our board of directors authorized the repurchase of no more than 482,000 shares of our common stock solely as necessary for director elections in respect of outstanding stock units. During 2013, following the amendment of the Director Plan, directors made irrevocable elections to receive an aggregate of 478,294 shares of our common stock upon the respective settlement of their outstanding stock units, and we repurchased through open market transactions such shares pursuant to the authorization at an aggregate price of $7.9 million. We do not anticipate any additional repurchases of our common stock pursuant to this board of directors authorization. The director elections changed only the method of settlement of the outstanding stock units and did not change any of the other terms of these awards or impact the value to the directors. As a result of the directors’ elections, the relevant outstanding stock units were effectively converted to stock-settled awards, which are accounted for as equity awards, instead of cash-settled liability awards, thereby reducing the degree of variability in the expense associated with such stock units in future quarters.
As of November 30, 2014, we were authorized to repurchase 4,000,000 shares of our common stock under a stand-alone board-approved share repurchase program. We did not repurchase any of our common stock under this program in 2014, 2013 or 2012. We have not repurchased any shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases under this program or any other program will be at the discretion of our board of directors.
Our board of directors declared four quarterly cash dividends of $.0250 per share of common stock in 2014 and 2013. During 2012, our board of directors declared a cash dividend of $.0625 per share of common stock in the first quarter and quarterly dividends of $.0250 per share of common stock in each of the second, third and fourth quarters. All dividends declared during 2014, 2013 and 2012 were also paid during those years.
Treasury Stock. We acquired $.5 million, $8.5 million and $1.8 million of our common stock in 2014, 2013 and 2012, respectively. All of the common stock acquired in 2014 and 2012 and a portion of the common stock acquired in 2013 consisted of previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of restricted stock awards or of forfeitures of previous restricted stock awards. The common stock acquired in 2013 was primarily related to director elections in respect of outstanding stock units under the Director Plan, as described above. Treasury stock is recorded at cost. Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital. These transactions are not considered repurchases under the 4,000,000 share repurchase program described above.

Note 18.	Accumulated Other Comprehensive Loss
The following table presents the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2012	$(27,958)
Other comprehensive income before reclassifications	7,083
Amounts reclassified from accumulated other comprehensive loss	3,359
Other comprehensive income, net of tax	10,442
Balance at November 30, 2013	(17,516)
Other comprehensive loss before reclassifications	(3,801)
Amounts reclassified from accumulated other comprehensive loss	1,913
Income tax expense related to items of other comprehensive income	(1,604)
Other comprehensive loss, net of tax	(3,492)
Balance at November 30, 2014	$(21,008)
The amounts presented in the table above for 2013 do not include an income tax benefit or expense as any such impacts were fully offset by deferred tax asset valuation allowances recorded in those years.
The amounts reclassified from accumulated other comprehensive loss consisted of the following (in thousands):

	Years Ended November 30,
Details About Accumulated Other Comprehensive Loss Components	2014	2013	2012
Postretirement benefit plan adjustments
Amortization of net actuarial loss	$357	$1,803	$1,403
Amortization of prior service cost	1,556	1,556	1,556
Total reclassifications (a)	$1,913	$3,359	$2,959

(a)	The accumulated other comprehensive loss components are included in the computation of net periodic benefit costs as further discussed in Note 20. Postretirement Benefits.
The estimated net actuarial loss and prior service cost expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 are $.8 million and $1.6 million, respectively.

Note 19.	Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (the “401(k) Plan”) under which we partially match employee contributions. The aggregate cost of the 401(k) Plan to us was $3.8 million in 2014, $3.3 million in 2013 and $2.6 million in 2012. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) Plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. Effective May 9, 2013, our common stock became one of the investment choices available to participants. Prior to May 9, 2013, a fund composed of units that generally reflected the market value of our common stock was one of the investment choices available to participants. As of November 30, 2014, 2013 and 2012, approximately 6%, 7% and 7%, respectively, of the 401(k) Plan’s net assets were invested in our common stock or in the former unitized fund, as applicable.
Approval of the KB Home 2014 Plan. At our Annual Meeting of Stockholders held on April 3, 2014, our stockholders approved the 2014 Plan, authorizing, among other things, the issuance for grants of stock-based awards to our employees, non-employee directors and consultants of up to 4,800,000 shares of our common stock, plus any shares that were available for grant as of April 3, 2014 under our 2010 Equity Incentive Plan (the “2010 Plan”), and any shares subject to then-outstanding awards under the 2010 Plan that subsequently expire or are canceled, forfeited, tendered or withheld to satisfy tax withholding obligations with respect to full value awards, or settled for cash, subject to the terms of the 2014 Plan. No new awards may be made under the 2010 Plan. As a result, as of April 3, 2014, the 2014 Plan became our only active equity compensation plan. Under the 2014 Plan, grants of stock options and other similar awards reduce the 2014 Plan’s share capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the 2014 Plan’s share capacity on a 1.78-for-1 basis. In addition, subject to the 2014 Plan’s terms and conditions, a stock-based award may also be granted under the 2014 Plan to replace an outstanding award granted under another plan of ours (subject to the terms of such other plan) with terms substantially identical to those of the award being replaced.
The 2014 Plan provides that stock options and SARs may be awarded for periods of up to 10 years. The 2014 Plan also enables us to grant cash bonuses and other stock-based awards. As of November 30, 2014, 2013 and 2012, in addition to awards outstanding under the 2014 Plan, we had awards outstanding under the 2010 Plan and our Amended and Restated 1999 Incentive Plan, both of which provided for generally the same types of awards as the 2014 Plan. We also had awards outstanding under our Performance-Based Incentive Plan for Senior Management, which provided for generally the same types of awards as the 2014 Plan, but stock option awards granted under this plan had terms of up to 15 years.
Stock Options. Stock option transactions are summarized as follows:

	Years Ended November 30,
	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	10,531,938	$21.11	10,105,546	$21.27	10,160,396	$21.27
Granted	1,273,647	14.62	550,000	16.63	30,000	9.08
Exercised	(36,665)	7.92	(118,208)	13.46	(7,494)	13.93
Cancelled	(33,878)	20.25	(5,400)	24.24	(77,356)	17.96
Options outstanding at end of year	11,735,042	$20.45	10,531,938	$21.11	10,105,546	$21.27
Options exercisable at end of year	10,103,739	$21.32	9,414,935	$22.26	8,533,224	$23.76
Options available for grant at end of year	3,514,077		746,043		1,721,847
The total intrinsic value of stock options exercised was $.3 million for the year ended November 30, 2014, $1.2 million for the year ended November 30, 2013 and less than $.1 million for the year ended November 30, 2012. The aggregate intrinsic value of stock options outstanding was $35.8 million, $32.3 million and $18.2 million at November 30, 2014, 2013 and 2012, respectively. The intrinsic value of stock options exercisable was $31.7 million at November 30, 2014, $25.5 million at November 30, 2013, and $7.8 million at November 30, 2012. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.
Stock options outstanding and stock options exercisable at November 30, 2014 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 6.32 to $11.05	1,651,500	$6.39	6.9	1,646,500	$6.38
$11.06 to $14.95	3,150,622	13.03	6.7	1,876,975	11.95
$14.96 to $19.90	2,684,134	17.29	5.3	2,331,478	17.40
$19.91 to $33.92	2,120,746	27.01	3.1	2,120,746	27.01
$33.93 to $69.63	2,128,040	39.80	3.4	2,128,040	39.80
$ 6.32 to $69.63	11,735,042	$20.45	5.1	10,103,739	$21.32	4.4

The weighted average grant date fair value of stock options granted in 2014, 2013 and 2012 was $5.07, $6.96 and $4.18, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended November 30,
	2014	2013	2012
Risk-free interest rate	1.6%	1.3%	.7%
Expected volatility factor	41.0%	52.3%	65.6%
Expected dividend yield	.7%	.6%	1.9%
Expected term	5 years	5 years	5 years
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
Our stock-based compensation expense related to stock option grants was $3.0 million in 2014, $2.3 million in 2013 and $5.0 million in 2012. As of November 30, 2014, there was $6.2 million of total unrecognized stock-based compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.8 years.
We record proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax shortfalls of $1.2 million in 2014, $.7 million in 2013 and $.3 million in 2012 resulting from the cancellation of stock awards were reflected in paid-in capital. In 2014, 2013 and 2012, in accordance with the cash flow classification requirements of ASC 718, the consolidated statement of cash flows reflected no excess tax benefit associated with the exercise of stock options.
Other Stock-Based Awards. From time to time, we grant restricted stock to various employees as a compensation benefit. During the restriction periods, these employees are entitled to vote and to receive cash dividends on such shares. The restrictions imposed with respect to the shares granted generally lapse over periods of three years if certain conditions are met.
Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2014		2013		2012
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	219,628	$16.23	229,724	$15.81	338,912	$15.03
Granted	219,835	15.34	88,000	17.50	207,617	16.23
Vested	(73,908)	16.52	(91,312)	15.18	(176,135)	14.25
Cancelled	(10,261)	18.55	(6,784)	17.24	(140,670)	15.44
Outstanding at end of year	355,294	$15.81	219,628	$16.23	229,724	$15.81
As of November 30, 2014, we had $4.2 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
On October 9, 2014, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of our common stock (the “Award Shares”). Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2014 and ending on November 30, 2017, specified levels of (a) adjusted cumulative earnings per share (b) average adjusted return on invested capital and (c) revenue growth performance relative to a peer group of high-production public homebuilding companies, subject to the recipient’s continued employment with us through and including the date on which the management development and compensation committee of our board of directors determines performance for each of the measures. The grant date fair value of each such PSU was $14.62.
On October 10, 2013, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of Award Shares. Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2013 and ending on November 30, 2016, specified levels of (a) average return on equity performance and (b) revenue growth performance relative to a peer group of high-production public homebuilding companies, subject to the recipient’s continued employment with us through and including the date on which the management development and compensation committee of our board of directors determines performance for each of the measures. The grant date fair value of each such PSU was $16.63.
On November 8, 2012, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of Award Shares. Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2012 and ending on November 30, 2015, specified levels of (a) average return on equity performance and (b) revenue growth performance relative to a peer group of high-production public homebuilding companies, subject to the recipient’s continued employment with us through and including the date on which the management development and compensation committee of our board of directors determines performance for each of the measures. The grant date fair value of each such PSU was $16.23.
PSU transactions are summarized as follows:

	Years Ended November 30,
	2014		2013		2012
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	385,049	$16.39	227,049	$16.23	—	$—
Granted	243,160	14.62	158,000	16.63	227,049	16.23
Vested	—	—	—	—	—	—
Cancelled	—	—	—	—	—	—
Outstanding at end of year	628,209	$15.70	385,049	$16.39	227,049	$16.23
The number of shares of our common stock actually granted to a recipient, if any, when a PSU vests will depend on the degree of achievement of the applicable performance measures during the applicable three-year period. The PSUs have no dividend or voting rights during the performance period. Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability of achievement with respect to the applicable performance measures. At November 30, 2014, we had $10.0 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
In 2008, we granted SARs to various employees. These cash-settled awards have been accounted for as liabilities in our consolidated financial statements. Each SAR represents a right to receive a cash payment equal to the positive difference, if any, between the grant price and the market value of a share of our common stock on the date of exercise. The SARs vested in equal annual installments over three years. At November 30, 2014, 2013 and 2012, we had 29,939 SARs outstanding, which are fully vested and will expire in July 2017.
We recognized total compensation expense of $6.1 million in 2014, $3.4 million in 2013 and $1.7 million in 2012 related to restricted stock, PSUs and SARs.
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
For financial reporting purposes, the Trust is consolidated with us, and therefore any dividend transactions between us and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price on the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings (loss) per share. The Trust held 10,335,461 and 10,501,844 shares of common stock at November 30, 2014 and 2013, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 20.	Postretirement Benefits
We have a supplemental non-qualified, unfunded retirement plan, the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which we have offered to pay supplemental pension benefits to certain designated individuals (consisting of current and former employees) in connection with their retirement. The plan was closed to new participants in 2004. In connection with the plan, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $48.1 million at November 30, 2014 and $47.4 million at November 30, 2013. We recognized an investment gain on the cash surrender value of these life insurance contracts of $1.8 million in 2014, $3.1 million in 2013 and $4.2 million in 2012. In 2014, 2013 and 2012, we paid $1.2 million, $1.1 million and $.5 million, respectively, in benefits under the plan to eligible former employees.
We also have an unfunded death benefit plan, the KB Home Death Benefit Only Plan, implemented on November 1, 2001, for certain designated individuals (consisting of current and former employees). The plan was closed to new participants in 2006. In connection with the plan, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $17.1 million at November 30, 2014 and $16.2 million at November 30, 2013. We recognized an investment gain on the cash surrender value of these life insurance contracts of $.7 million in 2014, $1.4 million in 2013 and $1.1 million in 2012. We have not paid out any benefits under the plan.
The net periodic benefit cost of our postretirement benefit plans for the year ended November 30, 2014 was $5.6 million, which included service cost of $1.1 million, interest cost of $2.5 million, amortization of net actuarial loss of $.4 million and amortization of prior service cost of $1.6 million. The net periodic benefit cost of these plans for the year ended November 30, 2013 was $6.9 million, which included service cost of $1.5 million, interest cost of $2.0 million, amortization of net actuarial loss of $1.8 million, and amortization of prior service cost of $1.6 million. For the year ended November 30, 2012, the net periodic benefit cost of these plans was $6.6 million, which included service cost of $1.3 million, interest cost of $2.3 million, amortization of net actuarial loss of $1.4 million, and amortization of prior service cost of $1.6 million. The liabilities related to these plans were $62.6 million at November 30, 2014 and $56.3 million at November 30, 2013, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2014 and 2013, the discount rates we used for the plans were 3.5% and 4.4%, respectively.
Benefit payments under our postretirement benefit plans are expected to be paid during each year ended November 30 as follows: 2015 — $1.6 million; 2016 — $1.8 million; 2017 — $2.0 million; 2018 — $2.8 million; 2019 — $3.3 million; and for the five years ended November 30, 2024 — $19.0 million in the aggregate.

Note 21.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2014	2013	2012
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$356,366	$530,095	$524,765
Financial services	2,402	2,428	923
Total	$358,768	$532,523	$525,688
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$13,037	$64,520	$65,541
Income taxes paid	1,619	800	826
Income taxes refunded	1,728	61	22,342
Supplemental disclosure of noncash activities:
Reclassification of warranty recoveries to receivables	$18,110	$—	$—
Increase (decrease) in consolidated inventories not owned	(5,755)	4,798	(19,803)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	90,115	—	—
Inventories and inventory-related obligations associated with TIFE assessments tied to distribution of land from an unconsolidated joint venture	33,197	—	—
Inventories acquired through seller financing	61,553	27,600	53,625
Conversion of liability awards to equity awards	6,455	8,346	—

Note 22.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of November 30, 2014.

Condensed Consolidating Statement of Operations
(in thousands)

	Year Ended November 30, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$2,148,048	$252,901	$—	$2,400,949
Homebuilding:
Revenues	$—	$2,148,048	$241,595	$—	$2,389,643
Construction and land costs	—	(1,776,839)	(208,812)	—	(1,985,651)
Selling, general and administrative expenses	(68,717)	(188,690)	(30,616)	—	(288,023)
Operating income (loss)	(68,717)	182,519	2,167	—	115,969
Interest income	432	9	2	—	443
Interest expense	(165,485)	(6,056)	—	140,791	(30,750)
Intercompany interest	287,017	(135,978)	(10,248)	(140,791)	—
Equity in income (loss) of unconsolidated joint ventures	—	(2,551)	3,292	—	741
Homebuilding pretax income (loss)	53,247	37,943	(4,787)	—	86,403
Financial services pretax income	—	—	8,546	—	8,546
Total pretax income	53,247	37,943	3,759	—	94,949
Income tax benefit	215,691	551,203	56,506	—	823,400
Equity in net income of subsidiaries	649,411	—	—	(649,411)	—
Net income	$918,349	$589,146	$60,265	$(649,411)	$918,349

Condensed Consolidating Statement of Operations
(in thousands)

	Year Ended November 30, 2013
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,872,648	$224,482	$—	$2,097,130
Homebuilding:
Revenues	$—	$1,872,648	$212,330	$—	$2,084,978
Construction and land costs	—	(1,549,426)	(187,660)	—	(1,737,086)
Selling, general and administrative expenses	(60,545)	(161,415)	(33,848)	—	(255,808)
Operating income (loss)	(60,545)	161,807	(9,178)	—	92,084
Interest income	768	18	6	—	792
Interest expense	(143,902)	(5,199)	—	86,411	(62,690)
Intercompany interest	203,096	(108,252)	(8,433)	(86,411)	—
Equity in income (loss) of unconsolidated joint ventures	—	(2,506)	499	—	(2,007)
Homebuilding pretax income (loss)	(583)	45,868	(17,106)	—	28,179
Financial services pretax income	—	—	10,184	—	10,184
Total pretax income (loss)	(583)	45,868	(6,922)	—	38,363
Income tax benefit (expense)	100	1,800	(300)	—	1,600
Equity in net income of subsidiaries	40,446	—	—	(40,446)	—
Net income (loss)	$39,963	$47,668	$(7,222)	$(40,446)	$39,963

Condensed Consolidating Statement of Operations
(in thousands)

	Year Ended November 30, 2012
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,378,749	$181,366	$—	$1,560,115
Homebuilding:
Revenues	$—	$1,378,749	$169,683	$—	$1,548,432
Construction and land costs	—	(1,192,877)	(139,168)	—	(1,332,045)
Selling, general and administrative expenses	(60,101)	(145,291)	(31,251)	—	(236,643)
Operating income (loss)	(60,101)	40,581	(736)	—	(20,256)
Interest income	480	14	24	—	518
Interest expense	(127,291)	(5,364)	(1)	62,852	(69,804)
Intercompany interest	176,977	(97,304)	(16,821)	(62,852)	—
Equity in income (loss) of unconsolidated joint ventures	—	(985)	591	—	(394)
Homebuilding pretax loss	(9,935)	(63,058)	(16,943)	—	(89,936)
Financial services pretax income	—	—	10,883	—	10,883
Total pretax loss	(9,935)	(63,058)	(6,060)	—	(79,053)
Income tax benefit	7,900	10,800	1,400	—	20,100
Equity in net loss of subsidiaries	(56,918)	—	—	56,918	—
Net loss	$(58,953)	$(52,258)	$(4,660)	$56,918	$(58,953)

Condensed Consolidating Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended November 30, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income	$918,349	$589,146	$60,265	$(649,411)	$918,349
Other comprehensive loss:
Postretirement benefit plan adjustments	(1,888)	—	—	—	(1,888)
Other comprehensive loss before tax	(1,888)	—	—	—	(1,888)
Income tax expense related to items of other comprehensive income	(1,604)	—	—	—	(1,604)
Other comprehensive loss, net of tax	(3,492)	—	—	—	(3,492)
Comprehensive income	$914,857	$589,146	$60,265	$(649,411)	$914,857

	Year Ended November 30, 2013
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$39,963	$47,668	$(7,222)	$(40,446)	$39,963
Other comprehensive income:
Postretirement benefit plan adjustments	10,442	—	—	—	10,442
Other comprehensive income, net of tax	10,442	—	—	—	10,442
Comprehensive income (loss)	$50,405	$47,668	$(7,222)	$(40,446)	$50,405

	Year Ended November 30, 2012
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net loss	$(58,953)	$(52,258)	$(4,660)	$56,918	$(58,953)
Other comprehensive loss:
Postretirement benefit plan adjustments	(1,806)	—	—	—	(1,806)
Other comprehensive loss, net of tax	(1,806)	—	—	—	(1,806)
Comprehensive loss	$(60,759)	$(52,258)	$(4,660)	$56,918	$(60,759)

Condensed Consolidating Balance Sheet
(in thousands)

	November 30, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$303,280	$38,124	$14,962	$—	$356,366
Restricted cash	27,235	—	—	—	27,235
Receivables	15	123,024	2,449	—	125,488
Inventories	—	2,980,056	238,331	—	3,218,387
Investments in unconsolidated joint ventures	—	79,441	—	—	79,441
Deferred tax assets, net	215,923	552,653	56,656	—	825,232
Other assets	99,099	13,922	1,894	—	114,915
	645,552	3,787,220	314,292	—	4,747,064
Financial services	—	—	10,486	—	10,486
Intercompany receivables	3,582,612	—	112,919	(3,695,531)	—
Investments in subsidiaries	39,356	—	—	(39,356)	—
Total assets	$4,267,520	$3,787,220	$437,697	$(3,734,887)	$4,757,550
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$138,298	$331,361	$112,939	$—	$582,598
Notes payable	2,513,165	63,360	—	—	2,576,525
	2,651,463	394,721	112,939	—	3,159,123
Financial services	—	—	2,517	—	2,517
Intercompany payables	20,147	3,392,499	282,885	(3,695,531)	—
Stockholders’ equity	1,595,910	—	39,356	(39,356)	1,595,910
Total liabilities and stockholders’ equity	$4,267,520	$3,787,220	$437,697	$(3,734,887)	$4,757,550

Condensed Consolidating Balance Sheet
(in thousands)

	November 30, 2013
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$476,847	$39,952	$13,296	$—	$530,095
Restricted cash	41,906	—	—	—	41,906
Receivables	1,472	73,668	609	—	75,749
Inventories	—	2,084,177	214,400	—	2,298,577
Investments in unconsolidated joint ventures	—	123,623	6,569	—	130,192
Other assets	97,647	8,393	1,036	—	107,076
	617,872	2,329,813	235,910	—	3,183,595
Financial services	—	—	10,040	—	10,040
Intercompany receivables	2,129,729	—	117,829	(2,247,558)	—
Investments in subsidiaries	39,955	—	—	(39,955)	—
Total assets	$2,787,556	$2,329,813	$363,779	$(2,287,513)	$3,193,635
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$117,875	$268,431	$118,152	$—	$504,458
Notes payable	2,111,773	38,725	—	—	2,150,498
	2,229,648	307,156	118,152	—	2,654,956
Financial services	—	—	2,593	—	2,593
Intercompany payables	21,822	2,022,657	203,079	(2,247,558)	—
Stockholders’ equity	536,086	—	39,955	(39,955)	536,086
Total liabilities and stockholders’ equity	$2,787,556	$2,329,813	$363,779	$(2,287,513)	$3,193,635

Condensed Consolidating Statement of Cash Flows
(in thousands)

	Year Ended November 30, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$82,629	$(680,649)	$(32,671)	$—	$(630,691)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(48,849)	(248)	—	(49,097)
Proceeds from sale of investment in unconsolidated joint venture	—	—	10,110	—	10,110
Purchases of property and equipment, net	(208)	(4,961)	(626)	—	(5,795)
Intercompany	(794,624)	—	—	794,624	—
Net cash provided by (used in) investing activities	(794,832)	(53,810)	9,236	794,624	(44,782)
Cash flows from financing activities:
Change in restricted cash	14,671	—	—	—	14,671
Proceeds from issuance of debt	400,000	—	—	—	400,000
Payment of debt issuance costs	(5,448)	—	—	—	(5,448)
Payments on mortgages and land contracts due to land sellers and other loans	—	(36,918)	—	—	(36,918)
Proceeds from issuance of common stock, net	137,045	—	—	—	137,045
Issuance of common stock under employee stock plans	1,896	—	—	—	1,896
Payments of cash dividends	(8,982)	—	—	—	(8,982)
Stock repurchases	(546)	—	—	—	(546)
Intercompany	—	769,549	25,075	(794,624)	—
Net cash provided by financing activities	538,636	732,631	25,075	(794,624)	501,718
Net increase (decrease) in cash and cash equivalents	(173,567)	(1,828)	1,640	—	(173,755)
Cash and cash equivalents at beginning of year	476,847	39,952	15,724	—	532,523
Cash and cash equivalents at end of year	$303,280	$38,124	$17,364	$—	$358,768

Condensed Consolidating Statement of Cash Flows
(in thousands)

	Year Ended November 30, 2013
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$4,795	$(483,363)	$35,082	$—	$(443,486)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(9,336)	(5,023)	—	(14,359)
Purchases of property and equipment, net	(519)	(1,289)	(583)	—	(2,391)
Intercompany	(517,803)	—	—	517,803	—
Net cash used in investing activities	(518,322)	(10,625)	(5,606)	517,803	(16,750)
Cash flows from financing activities:
Change in restricted cash	456	—	—	—	456
Proceeds from issuance of debt	680,000	—	—	—	680,000
Payment of debt issuance costs	(16,525)	—	—	—	(16,525)
Repayment of senior notes	(225,394)	—	—	—	(225,394)
Payments on mortgages and land contracts due to land sellers and other loans	—	(66,296)	—	—	(66,296)
Proceeds from issuance of common stock, net	109,503	—	—	—	109,503
Issuance of common stock under employee stock plans	2,181	—	—	—	2,181
Payments of cash dividends	(8,366)	—	—	—	(8,366)
Stock repurchases	(8,488)	—	—	—	(8,488)
Intercompany	—	550,704	(32,901)	(517,803)	—
Net cash provided by (used in) financing activities	533,367	484,408	(32,901)	(517,803)	467,071
Net increase (decrease) in cash and cash equivalents	19,840	(9,580)	(3,425)	—	6,835
Cash and cash equivalents at beginning of year	457,007	49,532	19,149	—	525,688
Cash and cash equivalents at end of year	$476,847	$39,952	$15,724	$—	$532,523

Condensed Consolidating Statement of Cash Flows
(in thousands)

	Year Ended November 30, 2012
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$16,433	$21,233	$(3,049)	$—	$34,617
Cash flows from investing activities:
Return of investments in (contributions to) unconsolidated joint ventures	—	1,381	(392)	—	989
Purchases of property and equipment, net	(175)	(1,494)	(80)	—	(1,749)
Intercompany	(263)	—	—	263	—
Net cash used in investing activities	(438)	(113)	(472)	263	(760)
Cash flows from financing activities:
Change in restricted cash	22,119	—	—	—	22,119
Proceeds from issuance of debt	694,831	—	—	—	694,831
Payment of debt issuance costs	(12,445)	—	—	—	(12,445)
Repayment of senior notes	(592,645)	—	—	—	(592,645)
Payments on mortgages and land contracts due to land sellers and other loans	—	(26,298)	—	—	(26,298)
Issuance of common stock under employee stock plans	593	—	—	—	593
Payments of cash dividends	(10,599)	—	—	—	(10,599)
Stock repurchases	(1,799)	—	—	—	(1,799)
Intercompany	—	8,929	(8,666)	(263)	—
Net cash provided by (used in) financing activities	100,055	(17,369)	(8,666)	(263)	73,757
Net increase (decrease) in cash and cash equivalents	116,050	3,751	(12,187)	—	107,614
Cash and cash equivalents at beginning of year	340,957	45,781	31,336	—	418,074
Cash and cash equivalents at end of year	$457,007	$49,532	$19,149	$—	$525,688

Note 23.	Quarterly Results (unaudited)
The following tables present our consolidated quarterly results for the years ended November 30, 2014 and 2013 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenues	$450,687	$565,007	$589,214	$796,041
Gross profits	80,561	107,595	108,931	114,765
Pretax income	10,763	26,924	28,661	28,601
Net income	10,563	26,624	28,361	852,801
Earnings per share:
Basic	$.13	$.30	$.31	$9.25
Diluted	$.12	$.27	$.28	$8.36

2013
Revenues	$405,219	$524,406	$548,974	$618,531
Gross profits	61,119	80,772	101,829	113,282
Pretax income (loss)	(12,358)	(4,173)	26,578	28,316
Net income (loss)	(12,458)	(2,973)	27,278	28,116
Earnings (loss) per share:
Basic	$(.16)	$(.04)	$.32	$.33
Diluted	$(.16)	$(.04)	$.30	$.31
Gross profits in the first, second and third quarters of 2014 included land option contract abandonment charges of $.4 million, $.4 million and $1.0 million, respectively. Gross profits in the third and fourth quarters of 2014 also included inventory impairment charges of $3.4 million and $34.2 million, respectively.
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
Pretax income in the first quarter of 2014 included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture.
Pretax income in the fourth quarter of 2013 included the reversal of a previously established accrual of $8.2 million due to a favorable court decision.
Net income in the fourth quarter of 2014 included the impact of an $825.2 million deferred tax asset valuation allowance reversal.
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of KB Home:
We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KB Home’s internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated January 21, 2015 expressed an unqualified opinion thereon.
Los Angeles, California
January 21, 2015

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2014.
Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2014.

(b)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KB Home:
We have audited KB Home’s internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2014 and our report dated January 21, 2015 expressed an unqualified opinion thereon.

Los Angeles, California
January 21, 2015

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item for executive officers is set forth under “Executive Officers of the Registrant” in Part I. Except as set forth below, the other information called for by this item will be included under the captions “Corporate Governance and Board Matters” and “Election of Directors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), which will be filed with the SEC not later than March 30, 2015 (120 days after the end of our fiscal year), and is incorporated herein by reference.
Ethics Policy
We have adopted an ethics policy for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. The ethics policy is available on our investor relations website at http://investor.kbhome.com. Stockholders may request a free copy of the ethics policy from:
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
The information required by this item will be included under the captions “Corporate Governance and Board Matters” and “Executive Compensation” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the caption “Ownership of KB Home Securities” in the 2015 Proxy Statement and is incorporated herein by reference, except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table presents information as of November 30, 2014 with respect to shares of our common stock that may be issued under our existing compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	11,735,042	$20.45	3,514,077
Equity compensation plans not approved by stockholders	—	—	—	(1)
Total	11,735,042	$20.45	3,514,077

(1)
Represents a prior non-employee directors compensation plan under which our non-employee directors received grants of stock units and Director Plan SARs, which were initially granted as cash-settled instruments. As discussed in Note 17. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, all non-employee directors serving on our board of directors as of the date of this report have elected to receive shares of our common stock in settlement of their outstanding units and Director Plan SARs under the terms of the plan. In August 2013, pursuant to a board of directors authorization, we repurchased through open market transactions shares of our common stock solely as necessary for such non-employee director elections in respect of outstanding stock units. In August 2014, our board of directors authorized the repurchase of shares of our common stock, and also authorized potential future grants of stock payment awards under the 2014 Plan, in each case solely as necessary for such non-employee director elections in respect of outstanding Director Plan SARs; however, as of the date of this report, no shares of our common stock have been repurchased and no stock payment awards have been made pursuant to these authorizations. We consider this non-employee director compensation plan as having no available capacity to issue shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the captions “Corporate Governance and Board Matters” and “Other Matters” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included under the caption “Independent Auditor Fees and Services” in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     1.    Financial Statements
Reference is made to the index set forth on page 61 of this Annual Report on Form 10-K.
2.    Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements or notes thereto.
3.    Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K dated April 7, 2009 (File No. 001-09195), is incorporated by reference herein.

3.2	Amended and Restated By-Laws of KB Home, filed as an exhibit to our Current Report on Form 8-K dated July 18, 2014 (File No. 001-09195), is incorporated by reference herein.

4.1
Rights Agreement between us and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to our Current Report on Form 8-K/A dated January 28, 2009 (File No. 001-09195), is incorporated by reference herein.

4.2
Indenture relating to our Senior Notes among us, the Guarantors party thereto and Sun Trust Bank, Atlanta, dated January 28, 2004, filed as an exhibit to our Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.

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

4.5
Fifth Supplemental Indenture, dated August 17, 2007, relating to our Senior Notes by and between us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated August 22, 2007 (File No. 001-09195), is incorporated by reference herein.

4.6
Sixth Supplemental Indenture, dated as of January 30, 2012, relating to our Senior Notes by and between us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated February 2, 2012 (File No. 001-09195), is incorporated by reference herein.

4.7
Seventh Supplemental Indenture, dated as of January 11, 2013, relating to our Senior Notes by and among us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated January 11, 2013 (File No. 001-09195), is incorporated by reference herein.

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

Exhibit Number	Description
4.29
Ninth Supplemental Indenture, dated as of February 28, 2014, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Post-Effective Amendment No. 4 to Form S-3 Registration Statement (No. 333-176930), is incorporated by reference herein.

4.30	Specimen of 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

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

10.7	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to our 1998 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.8
Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to our 1999 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.9*
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

10.12*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.13*	Form of Stock Option Agreement under our 2001 Stock Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.14*	Form of Stock Restriction Agreement under our 2001 Stock Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.15*
KB Home Nonqualified Deferred Compensation Plan with respect to deferrals prior to January 1, 2005, effective March 1, 2001, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description
10.16*
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

10.18*	KB Home Death Benefit Only Plan, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.19*
Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.20*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.21*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated March 6, 2007 (File No. 001-09195), is incorporated by reference herein.

10.22*
Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.23*
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

10.25*
Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to our Current Report on Form 8-K dated July 15, 2008 (File No. 001-09195), is incorporated by reference herein.

10.26*	KB Home Executive Severance Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 (File No. 001-09195), is incorporated by reference herein.

10.27*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 8, 2008 (File No. 001-09195), is incorporated by reference herein.

10.28*
KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to our Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders (File No. 001-09195), is incorporated by reference herein.

10.29
Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 (File No. 001-09195), is incorporated by reference herein.

10.30	Form of Indemnification Agreement, filed as an exhibit to our Current Report on Form 8-K dated April 2, 2010 (File No. 001-09195), is incorporated by reference herein.

10.31*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 (File No. 001-09195), is incorporated by reference herein.

10.32*
Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.33*
Form of Restricted Stock Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.34*	Form of Fiscal Year 2011 Restricted Cash Award Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 13, 2010 (File No. 001-09195), is incorporated by reference herein.

10.35*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2010 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description
10.36*
Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.37*	Executive Severance Benefit Decisions, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.38	Consensual agreement effective June 10, 2011, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No. 001-09195), is incorporated by reference herein.

10.39*
Form of 2010 Equity Incentive Plan Performance Cash Award Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 12, 2011 (File No. 001-09195), is incorporated by reference herein.

10.40*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.41*
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

10.43*	Form of KB Home 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement, filed as an exhibit to our 2012 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.44
Revolving Loan Agreement, dated as of March 12, 2013, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 (File No. 001-09195), is incorporated by reference herein.

10.45
Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective July 18, 2013, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 (File No. 001-09195), is incorporated by reference herein.

10.46
First Amendment to Revolving Loan Agreement, dated as of November 19, 2013, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent, filed as an exhibit to our 2013 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.47*	KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 (File No. 001-09195), is incorporated by reference herein.

10.48
Third Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 17, 2014, filed as an exhibit to our Registration Statement No. 333-197521 on Form S-8 (File No. 001-09195), is incorporated by reference herein.

10.49*
Amendment to Amended and Restated KB Home 1999 Incentive Plan Non-Qualified Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.50*
Amendment to KB Home 2001 Stock Incentive Plan Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.51*
Amendment to KB Home Performance Based Incentive Plan for Senior Management Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.52*
Form of Stock Option Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.53*
Form of Restricted Stock Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description
10.54*
Form of Performance-Based Restricted Stock Unit Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.55*
Form of Performance Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.56*
Form of Restricted Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.57†	Fourth Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of October 9, 2014.

10.58†	Second Amendment to Revolving Loan Agreement, dated as of November 19, 2014, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent.

12.1†	Computation of Ratio of Earnings to Fixed Charges.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the years ended November 30, 2014, 2013 and 2012, (b) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended November 30, 2014, 2013 and 2012, (c) Consolidated Balance Sheets as of November 30, 2014 and 2013, (d) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2014, 2013 and 2012, (e) Consolidated Statements of Cash Flows for the years ended November 30, 2014, 2013 and 2012, and (f) the Notes to Consolidated Financial Statements.

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
Date: January 21, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JEFFREY T. MEZGER	Director, President and Chief Executive Officer (Principal Executive Officer)	January 21, 2015
Jeffrey T. Mezger

/S/ JEFF J. KAMINSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 21, 2015
Jeff J. Kaminski

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 21, 2015
William R. Hollinger

/S/ STEPHEN F. BOLLENBACH	Chairman of the Board and Director	January 21, 2015
Stephen F. Bollenbach

/S/ TIMOTHY W. FINCHEM	Director	January 21, 2015
Timothy W. Finchem

/S/ THOMAS W. GILLIGAN	Director	January 21, 2015
Thomas W. Gilligan

/S/ KENNETH M. JASTROW, II	Director	January 21, 2015
Kenneth M. Jastrow, II

/S/ ROBERT L. JOHNSON	Director	January 21, 2015
Robert L. Johnson

/S/ MELISSA LORA	Director	January 21, 2015
Melissa Lora

/S/ MICHAEL G. MCCAFFERY	Director	January 21, 2015
Michael G. McCaffery

Director
Luis G. Nogales

/S/ MICHAEL M. WOOD	Director	January 21, 2015
Michael M. Wood

LIST OF EXHIBITS FILED

Exhibit Number	Description	Sequential Page Number

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K dated April 7, 2009 (File No. 001-09195), is incorporated by reference herein.

3.2	Amended and Restated By-Laws of KB Home, filed as an exhibit to our Current Report on Form 8-K dated July 18, 2014 (File No. 001-09195), is incorporated by reference herein.

4.1
Rights Agreement between us and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to our Current Report on Form 8-K/A dated January 28, 2009 (File No. 001-09195), is incorporated by reference herein.

4.2
Indenture relating to our Senior Notes among us, the Guarantors party thereto and Sun Trust Bank, Atlanta, dated January 28, 2004, filed as an exhibit to our Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.

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

4.5
Fifth Supplemental Indenture, dated August 17, 2007, relating to our Senior Notes by and between us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated August 22, 2007 (File No. 001-09195), is incorporated by reference herein.

4.6
Sixth Supplemental Indenture, dated as of January 30, 2012, relating to our Senior Notes by and between us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated February 2, 2012 (File No. 001-09195), is incorporated by reference herein.

4.7
Seventh Supplemental Indenture, dated as of January 11, 2013, relating to our Senior Notes by and among us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated January 11, 2013 (File No. 001-09195), is incorporated by reference herein.

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

4.30	Specimen of 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

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

10.7	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to our 1998 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.8
Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to our 1999 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.9*
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

10.12*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.13*	Form of Stock Option Agreement under our 2001 Stock Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.14*	Form of Stock Restriction Agreement under our 2001 Stock Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

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

10.18*	KB Home Death Benefit Only Plan, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.19*
Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number
10.20*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.21*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated March 6, 2007 (File No. 001-09195), is incorporated by reference herein.

10.22*
Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.23*
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

10.25*
Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to our Current Report on Form 8-K dated July 15, 2008 (File No. 001-09195), is incorporated by reference herein.

10.26*	KB Home Executive Severance Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 (File No. 001-09195), is incorporated by reference herein.

10.27*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 8, 2008 (File No. 001-09195), is incorporated by reference herein.

10.28*
KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to our Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders (File No. 001-09195), is incorporated by reference herein.

10.29
Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 (File No. 001-09195), is incorporated by reference herein.

10.30	Form of Indemnification Agreement, filed as an exhibit to our Current Report on Form 8-K dated April 2, 2010 (File No. 001-09195), is incorporated by reference herein.

10.31*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 (File No. 001-09195), is incorporated by reference herein.

10.32*
Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.33*
Form of Restricted Stock Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.34*	Form of Fiscal Year 2011 Restricted Cash Award Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 13, 2010 (File No. 001-09195), is incorporated by reference herein.

10.35*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2010 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.36*
Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.37*	Executive Severance Benefit Decisions, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.38	Consensual agreement effective June 10, 2011, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number

10.39*
Form of 2010 Equity Incentive Plan Performance Cash Award Agreement, filed as an exhibit to our Current Report on Form 8-K dated October 12, 2011 (File No. 001-09195), is incorporated by reference herein.

10.40*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.41*
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

10.43*	Form of KB Home 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement, filed as an exhibit to our 2012 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.44
Revolving Loan Agreement, dated as of March 12, 2013, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 (File No. 001-09195), is incorporated by reference herein.

10.45
Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective July 18, 2013, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 (File No. 001-09195), is incorporated by reference herein.

10.46
First Amendment to Revolving Loan Agreement, dated as of November 19, 2013, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent, filed as an exhibit to our 2013 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.47*	KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 (File No. 001-09195), is incorporated by reference herein.

10.48
Third Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 17, 2014, filed as an exhibit to our Registration Statement No. 333-197521 on Form S-8 (File No. 001-09195), is incorporated by reference herein.

10.49*
Amendment to Amended and Restated KB Home 1999 Incentive Plan Non-Qualified Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.50*
Amendment to KB Home 2001 Stock Incentive Plan Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.51*
Amendment to KB Home Performance Based Incentive Plan for Senior Management Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.52*
Form of Stock Option Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.53*
Form of Restricted Stock Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.54*
Form of Performance-Based Restricted Stock Unit Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.55*
Form of Performance Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number
10.56*
Form of Restricted Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.57†	Fourth Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of October 9, 2014.

10.58†	Second Amendment to Revolving Loan Agreement, dated as of November 19, 2014, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent.

12.1†	Computation of Ratio of Earnings to Fixed Charges.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the years ended November 30, 2014, 2013 and 2012, (b) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended November 30, 2014, 2013 and 2012, (c) Consolidated Balance Sheets as of November 30, 2014 and 2013, (d) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2014, 2013 and 2012, (e) Consolidated Statements of Cash Flows for the years ended November 30, 2014, 2013 and 2012, and (f) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.
† Document filed with this Form 10-K.