Form 10-Q
period 2015-02-28
KB HOME
filed 2015-04-08
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2015.
There were 91,952,207 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2015. The registrant’s grantor stock ownership trust held an additional 10,335,461 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended February 28,
	2015	2014
Total revenues	$580,121	$450,687
Homebuilding:
Revenues	$577,888	$448,267
Construction and land costs	(492,418)	(369,274)
Selling, general and administrative expenses	(71,072)	(61,274)
Operating income	14,398	17,719
Interest income	103	168
Interest expense	(5,338)	(11,276)
Equity in income (loss) of unconsolidated joint ventures	(347)	2,590
Homebuilding pretax income	8,816	9,201
Financial services:
Revenues	2,233	2,420
Expenses	(964)	(852)
Equity in income (loss) of unconsolidated joint ventures	414	(6)
Financial services pretax income	1,683	1,562
Total pretax income	10,499	10,763
Income tax expense	(2,700)	(200)
Net income	$7,799	$10,563
Earnings per share:
Basic	$.08	$.13
Diluted	$.08	$.12
Weighted average shares outstanding:
Basic	91,954	83,745
Diluted	101,700	93,946
Cash dividends declared per common share	$.0250	$.0250
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28, 2015	November 30, 2014
Assets
Homebuilding:
Cash and cash equivalents	$545,641	$356,366
Restricted cash	27,984	27,235
Receivables	143,697	125,488
Inventories	3,246,383	3,218,387
Investments in unconsolidated joint ventures	73,502	79,441
Deferred tax assets, net	822,632	825,232
Other assets	119,873	114,915
	4,979,712	4,747,064
Financial services	10,145	10,486
Total assets	$4,989,857	$4,757,550

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$161,902	$172,716
Accrued expenses and other liabilities	397,245	409,882
Notes payable	2,824,170	2,576,525
	3,383,317	3,159,123
Financial services	1,970	2,517
Stockholders’ equity:
Common stock	115,387	115,387
Paid-in capital	672,038	668,857
Retained earnings	1,396,756	1,391,256
Accumulated other comprehensive loss	(21,008)	(21,008)
Grantor stock ownership trust, at cost	(112,106)	(112,106)
Treasury stock, at cost	(446,497)	(446,476)
Total stockholders’ equity	1,604,570	1,595,910
Total liabilities and stockholders’ equity	$4,989,857	$4,757,550
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended February 28,
	2015	2014
Cash flows from operating activities:
Net income	$7,799	$10,563
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(67)	(2,584)
Amortization of discounts and issuance costs	1,920	1,600
Depreciation and amortization	805	467
Deferred income taxes	2,600	—
Stock-based compensation	3,181	1,779
Land option contract abandonments	448	433
Changes in assets and liabilities:
Receivables	(13,872)	(10,221)
Inventories	(20,438)	(205,037)
Accounts payable, accrued expenses and other liabilities	(28,032)	(14,514)
Other, net	(3,253)	(3,549)
Net cash used in operating activities	(48,909)	(221,063)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(2,414)	(8,618)
Proceeds from sale of investment in unconsolidated joint venture	—	10,110
Purchases of property and equipment, net	(586)	(1,576)
Net cash used in investing activities	(3,000)	(84)
Cash flows from financing activities:
Change in restricted cash	(749)	(177)
Proceeds from issuance of debt	250,000	—
Payment of debt issuance costs	(2,989)	—
Payments on mortgages and land contracts due to land sellers and other loans	(2,722)	(2,655)
Payments of cash dividends	(2,299)	(2,094)
Stock repurchases	(21)	—
Net cash provided by (used in) financing activities	241,220	(4,926)
Net increase (decrease) in cash and cash equivalents	189,311	(226,073)
Cash and cash equivalents at beginning of period	358,768	532,523
Cash and cash equivalents at end of period	$548,079	$306,450
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of February 28, 2015, the results of our consolidated operations for the three months ended February 28, 2015 and 2014, and our consolidated cash flows for the three months ended February 28, 2015 and 2014. The results of our consolidated operations for the three months ended February 28, 2015 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2014 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2014, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $402.3 million at February 28, 2015 and $197.7 million at November 30, 2014. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted Cash. Restricted cash at February 28, 2015 and November 30, 2014 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (“LOC Facilities”).
Comprehensive Income. Our comprehensive income was $7.8 million for the three months ended February 28, 2015 and $10.6 million for the three months ended February 28, 2014. Our comprehensive income for the three months ended February 28, 2015 and 2014 was equal to our net income for the same periods.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. We believe the adoption of ASU 2015-01 will not have a material effect on our consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We believe the adoption of ASU 2015-02 will not have a material effect on our consolidated financial statements.
Reclassifications. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2015 presentation.

2.	Segment Information
As of February 28, 2015, we had identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of February 28, 2015, our homebuilding reporting segments conducted ongoing operations in the following states:
West Coast: California
Southwest: Arizona and Nevada
Central: Colorado, New Mexico and Texas
Southeast: Florida, Maryland, North Carolina and Virginia
Our homebuilding reporting segments are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to first-time, move-up and active adult homebuyers. Our homebuilding operations generate most of their revenues from the delivery of completed homes to homebuyers. They also earn revenues from the sale of land.
Our homebuilding reporting segments were identified based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, methods used to sell and construct homes and land acquisition characteristics. We evaluate segment performance primarily based on segment pretax results.
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. This segment earns revenues primarily from insurance commissions and from the provision of title services. Prior to July 21, 2014, this segment also earned revenues pursuant to the terms of a marketing services agreement with Nationstar Mortgage LLC (“Nationstar”), under which Nationstar was our preferred mortgage lender and offered mortgage banking services, including residential mortgage loan (“mortgage loan”) originations, to our homebuyers who elected to use the lender. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of their home. Since July 21, 2014, we have offered mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through Home Community Mortgage, LLC (“HCM”), a joint venture of a subsidiary of ours and a subsidiary of Nationstar. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM, with Nationstar providing management oversight of HCM’s operations.
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
The following tables present financial information relating to our segments (in thousands):

	Three Months Ended February 28,
	2015	2014
Revenues:
West Coast	$277,255	$181,721
Southwest	65,137	46,115
Central	159,148	125,162
Southeast	76,348	95,269
Total homebuilding revenues	577,888	448,267
Financial services	2,233	2,420
Total	$580,121	$450,687

Pretax income (loss):
West Coast	$21,854	$18,365
Southwest	3,443	1,285
Central	10,226	2,776
Southeast	(9,613)	3,841
Corporate and other	(17,094)	(17,066)
Total homebuilding pretax income	8,816	9,201
Financial services	1,683	1,562
Total	$10,499	$10,763

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(220)	$(38)
Southwest	(127)	(663)
Central	—	—
Southeast	—	3,291
Total	$(347)	$2,590

Land option contract abandonments:
West Coast	$—	$—
Southwest	—	—
Central	—	433
Southeast	448	—
Total	$448	$433

	February 28, 2015	November 30, 2014
Inventories:
Homes under construction
West Coast	$542,508	$536,843
Southwest	73,923	65,647
Central	219,023	201,164
Southeast	120,974	124,618
Subtotal	956,428	928,272

	February 28, 2015	November 30, 2014
Land under development
West Coast	$735,906	$765,577
Southwest	354,578	334,691
Central	380,992	363,933
Southeast	261,128	245,948
Subtotal	1,732,604	1,710,149

Land held for future development
West Coast	285,060	294,060
Southwest	126,888	138,367
Central	22,067	22,957
Southeast	123,336	124,582
Subtotal	557,351	579,966
Total	$3,246,383	$3,218,387

Investments in unconsolidated joint ventures:
West Coast	$61,745	$59,552
Southwest	9,256	17,388
Central	—	—
Southeast	2,501	2,501
Total	$73,502	$79,441

Assets:
West Coast	$1,693,930	$1,695,753
Southwest	594,416	579,201
Central	722,388	678,139
Southeast	539,813	531,011
Corporate and other	1,429,165	1,262,960
Total homebuilding assets	4,979,712	4,747,064
Financial services	10,145	10,486
Total	$4,989,857	$4,757,550

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended February 28,
	2015	2014
Revenues
Insurance commissions	$1,434	$1,262
Title services	799	708
Marketing services fees	—	450
Total	2,233	2,420
Expenses
General and administrative	(964)	(852)
Operating income	1,269	1,568
Equity in income (loss) of unconsolidated joint ventures	414	(6)
Pretax income	$1,683	$1,562

	February 28, 2015	November 30, 2014
Assets
Cash and cash equivalents	$2,438	$2,402
Receivables	1,024	1,738
Investments in unconsolidated joint ventures	6,563	6,149
Other assets	120	197
Total assets	$10,145	$10,486
Liabilities
Accounts payable and accrued expenses	$1,970	$2,517
Total liabilities	$1,970	$2,517

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended February 28,
	2015	2014
Numerator:
Net income	$7,799	$10,563
Less: Distributed earnings allocated to nonvested restricted stock	(9)	(5)
Less: Undistributed earnings allocated to nonvested restricted stock	(20)	(22)
Numerator for basic earnings per share	7,770	10,536
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	667	667
Add: Undistributed earnings allocated to nonvested restricted stock	20	22
Less: Undistributed earnings reallocated to nonvested restricted stock	(18)	(20)
Numerator for diluted earnings per share	$8,439	$11,205

	Three Months Ended February 28,
	2015	2014
Denominator:
Weighted average shares outstanding — basic	91,954	83,745
Effect of dilutive securities:
Share-based payments	1,344	1,799
Convertible senior notes	8,402	8,402
Weighted average shares outstanding — diluted	101,700	93,946
Basic earnings per share	$.08	$.13
Diluted earnings per share	$.08	$.12
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 28, 2015 or 2014.
Outstanding stock options to purchase 8.2 million and 5.2 million shares of common stock were excluded from the diluted earnings per share calculations for the three-month periods ended February 28, 2015 and 2014, respectively, because the effect of their inclusion would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each a “PSU”) were not included in the earnings per share calculations for the three months ended February 28, 2015 and 2014 as the vesting conditions had not been satisfied.

5.	Inventories
Inventories consisted of the following (in thousands):

	February 28, 2015	November 30, 2014
Homes under construction	$956,428	$928,272
Land under development	1,732,604	1,710,149
Land held for future development	557,351	579,966
Total	$3,246,383	$3,218,387
Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized to construction and land costs as the related inventories are delivered to homebuyers. Interest and real estate taxes are not capitalized on land held for future development.
Our interest costs were as follows (in thousands):

	Three Months Ended February 28,
	2015	2014
Capitalized interest at beginning of period	$266,668	$216,681
Interest incurred	45,003	39,280
Interest expensed	(5,338)	(11,276)
Interest amortized to construction and land costs	(22,293)	(17,485)
Capitalized interest at end of period (a)	$284,040	$227,200

(a)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed on a quarterly basis to determine if indicators of potential impairment exist. We record an inventory impairment charge when indicators of potential impairment exist and the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. We evaluated 20 and 11 communities or land parcels for recoverability during the three months ended February 28, 2015 and 2014, respectively. The carrying value of the communities or land parcels evaluated during the three months ended February 28, 2015 and 2014 was $165.1 million and $61.3 million, respectively. Based on the results of our evaluations, we had no inventory impairment charges for the three months ended February 28, 2015 or 2014.
As of February 28, 2015, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $266.7 million, representing 30 communities and various other land parcels. As of November 30, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $266.6 million, representing 33 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.4 million corresponding to 312 lots for the three months ended February 28, 2015, and $.4 million corresponding to 650 lots for the three months ended February 28, 2014. We sometimes abandon land option contracts and other similar contracts when we have incurred costs of less than $100,000; such costs and the corresponding lots, which totaled zero lots for the three months ended February 28, 2015 and 3,380 lots for the three months ended February 28, 2014, are not included in the amounts above.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, it is possible that actual results could differ substantially from those estimated.

7.	Variable Interest Entities
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures to determine whether they are VIEs and, if so, whether we are the primary beneficiary. None of our joint ventures at February 28, 2015 and November 30, 2014 were determined to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. Under such contracts, we typically pay a specified option or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of February 28, 2015 and November 30, 2014 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2015		November 30, 2014
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$9,439	$456,479	$10,633	$520,628
Other land option contracts and other similar contracts	19,030	372,725	22,426	437,842
Total	$28,469	$829,204	$33,059	$958,470

In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $50.2 million at February 28, 2015 and $48.0 million at November 30, 2014. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at November 30, 2014 in lieu of cash deposits under certain land option contracts and other similar contracts. There were no such outstanding letters of credit at February 28, 2015.
We also evaluate our land option contracts and other similar contracts for financing arrangements, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $3.1 million at both February 28, 2015 and November 30, 2014.

8.	Investments in Unconsolidated Joint Ventures
We have investments in unconsolidated joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, according to our respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents.
We share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. In some instances, we recognize profits and losses related to our investment in an unconsolidated joint venture that differ from our equity interest in the unconsolidated joint venture. This may arise from impairments that we recognize related to our investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between our basis in assets we have transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; our deferral of the unconsolidated joint venture’s profits from land sales to us; or other items. There were no joint venture impairment charges for the three-month periods ended February 28, 2015 or 2014.
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended February 28,
	2015	2014
Revenues	$3,210	$6,118
Construction and land costs	(3,743)	(3,523)
Other expense, net	(696)	(1,130)
Income (loss)	$(1,229)	$1,465
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	February 28, 2015	November 30, 2014
Assets
Cash	$18,661	$23,699
Receivables	5,427	5,106
Inventories	153,900	153,427
Total assets	$177,988	$182,232
Liabilities and equity
Accounts payable and other liabilities	$14,157	$10,824
Equity	163,831	171,408
Total liabilities and equity	$177,988	$182,232

The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	February 28, 2015	November 30, 2014
Number of investments in unconsolidated joint ventures	6	6
Investments in unconsolidated joint ventures	$73,502	$79,441
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	484	618
In the first quarter of 2014, we sold our interest in an unconsolidated joint venture in Maryland for $10.1 million, which resulted in a gain of $3.2 million that was included in equity in income of unconsolidated joint ventures in our consolidated statement of operations for the three months ended February 28, 2014. None of our unconsolidated joint ventures had outstanding debt at February 28, 2015 or November 30, 2014.

9.	Other Assets
Other assets consisted of the following (in thousands):

	February 28, 2015	November 30, 2014
Cash surrender value of insurance contracts	$70,795	$70,571
Debt issuance costs	28,929	27,082
Property and equipment, net	11,610	11,831
Prepaid expenses	8,539	5,431
Total	$119,873	$114,915

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28, 2015	November 30, 2014
Self-insurance and other litigation liabilities	$90,617	$89,606
Employee compensation and related benefits	88,196	113,875
Accrued interest payable	72,505	63,275
Inventory-related obligations	49,170	52,009
Warranty liability	45,357	45,196
Customer deposits	12,622	15,197
Real estate and business taxes	10,378	13,684
Other	28,400	17,040
Total	$397,245	$409,882

11.	Income Taxes
Income Tax Expense. We recognized income tax expense of $2.7 million for the three months ended February 28, 2015 and $.2 million for the three months ended February 28, 2014. Our income tax expense for the three months ended February 28, 2015 reflected the favorable net impact of $1.4 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective tax rate of 25.7%. Our effective tax rate for the three months ended February 28, 2014 was not a meaningful item due to the effects of the full valuation allowance against our deferred tax assets at that time.
The tax credit impact recognized in the three months ended February 28, 2015 resulted from the Tax Increase Prevention Act, which was enacted into law on December 19, 2014. Among other things, the law retroactively extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2014. Prior to this legislation, the tax credit expired on December 31, 2013.
Deferred Tax Asset Valuation Allowance. We evaluate our deferred tax assets quarterly to determine if adjustments to the valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and conditions in the housing market and the broader economy. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Based on our evaluation through August 31, 2014, we maintained a full valuation allowance against our deferred tax assets due to the uncertainty of their realization. At November 30, 2014, we evaluated the need for a valuation allowance against our deferred tax assets of $866.4 million and determined that it was more likely than not that most of our deferred tax assets would be realized. Accordingly, we reversed $825.2 million of the deferred tax asset valuation allowance in the fourth quarter of 2014. The remaining deferred tax asset valuation allowance of $41.2 million at November 30, 2014 was primarily related to foreign tax credits and certain state net operating losses (“NOL”) that had not met the “more likely than not” realization standard.
During the three months ended February 28, 2015, we made no adjustments to our deferred tax asset valuation allowance. Therefore, at February 28, 2015, we had deferred tax assets of $863.8 million that were partly offset by a valuation allowance of $41.2 million.
Unrecognized Tax Benefits. At both February 28, 2015 and November 30, 2014, our gross unrecognized tax benefits (including interest and penalties) totaled $.3 million, of which $.1 million, if recognized, would affect our effective tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date due to various state tax filings associated with the resolution of a federal tax audit. Our fiscal years ending 2011 and later remain open to federal examinations, while fiscal years 2010 and later remain open to state examinations.

12.	Notes Payable
Notes payable consisted of the following (in thousands):

	February 28, 2015	November 30, 2014
Mortgages and land contracts due to land sellers and other loans	$35,528	$38,250
6 1/4% Senior notes due June 15, 2015	199,898	199,891
9.10% Senior notes due September 15, 2017	262,909	262,729
7 1/4% Senior notes due June 15, 2018	299,439	299,402
4.75% Senior notes due May 15, 2019	400,000	400,000
8.00% Senior notes due March 15, 2020	346,396	346,253
7.00% Senior notes due December 15, 2021	450,000	450,000
7.50% Senior notes due September 15, 2022	350,000	350,000
7.625% Senior notes due May 15, 2023	250,000	—
1.375% Convertible senior notes due February 1, 2019	230,000	230,000
Total	$2,824,170	$2,576,525
Unsecured Revolving Credit Facility. We have a $200.0 million unsecured revolving credit facility with a syndicate of financial institutions (“Credit Facility”) that will mature on March 12, 2016. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $300.0 million under certain conditions and the availability of additional bank commitments, as well as a sublimit of $100.0 million for the issuance of letters of credit, which may be utilized in combination with or to replace the LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either the London Interbank Offered Rate or a base rate, plus a spread that depends on our debt rating and consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .50% to .75% of the unused commitment, based on our debt rating and Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage

Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. As of February 28, 2015, we had no cash borrowings or letters of credit outstanding under the Credit Facility and we had $200.0 million available for cash borrowings, with up to $100.0 million of that amount available for the issuance of letters of credit.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of February 28, 2015 and November 30, 2014, we had $27.2 million and $26.7 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 28, 2015, inventories having a carrying value of $132.0 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. We have an automatically effective universal shelf registration statement on file with the SEC that was filed on July 18, 2014 (“2014 Shelf Registration”). The 2014 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Senior Notes. On February 17, 2015, pursuant to the 2014 Shelf Registration, we completed the underwritten public issuance of $250.0 million in aggregate principal amount of 7.625% senior notes due 2023 (“7.625% Senior Notes due 2023”). We plan to use the net proceeds of approximately $247 million from this issuance to retire $199.9 million in aggregate principal amount of our 6 1/4% senior notes due 2015 (“6 1/4% Senior Notes due 2015”) at their maturity on June 15, 2015, unless we otherwise earlier redeem or purchase some or all of such notes, and/or for general corporate purposes, including without limitation working capital, land acquisition and land development.
All of our senior notes outstanding at February 28, 2015 and November 30, 2014 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually.
Convertible Senior Notes. The 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”) will mature on February 1, 2019, unless converted earlier by the holders, at their option, or redeemed by us, or purchased by us at the option of the holders following the occurrence of a fundamental change, as defined in the instruments governing these notes. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 1.375% Convertible Senior Notes due 2019. These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including: subdivisions and combinations of our common stock; the issuance of stock dividends, or certain rights, options or warrants, capital stock, indebtedness, assets or cash dividends to all or substantially all holders of our common stock; and certain tender or exchange offers by us. The conversion rate will not, however, be adjusted for other events, such as a third party tender or exchange offer or an issuance of common stock for cash or an acquisition, that may adversely affect the trading price of the notes or our common stock. On conversion, holders of the 1.375% Convertible Senior Notes due 2019 will not be entitled to receive cash in lieu of shares of our common stock, except for cash in lieu of fractional shares.
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
As of February 28, 2015, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on the senior notes, the 1.375% Convertible Senior Notes due 2019, the mortgages and land contracts due to land sellers and other loans are due as follows: 2015 – $218.3 million; 2016 – $17.1 million; 2017 – $265.0 million; 2018 – $300.0 million; 2019 – $630.0 million; and thereafter – $1.40 billion.

13.	Fair Value Disclosures
The fair values of assets and liabilities are categorized based on the following hierarchy:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the three months ended February 28, 2015 and the year ended November 30, 2014 (in thousands):

Description	Fair Value Hierarchy	February 28, 2015	November 30, 2014
Inventories (a)	Level 2	$—	$6,421
Inventories (a)	Level 3	—	24,174

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
The fair values for inventories that were determined using Level 2 inputs were based on an executed contract. The fair values for inventories that were determined using Level 3 inputs were primarily based on the estimated future net cash flows discounted for inherent risk associated with each underlying asset. Additionally, the fair values for inventories determined using Level 3 inputs that involved a planned future land sale were estimated based on a broker quote.
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 28, 2015		November 30, 2014
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,558,642	$2,634,330	$2,308,275	$2,468,852
Convertible senior notes	Level 2	230,000	216,200	230,000	229,713
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
We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes or customer service practices could have a significant impact on our actual warranty costs in future periods and such amounts could differ significantly from our current estimates.
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended February 28,
	2015	2014
Balance at beginning of period	$45,196	$48,704
Warranties issued	4,133	3,426
Payments	(7,595)	(8,711)
Adjustments (a)	3,623	—
Balance at end of period	$45,357	$43,419

(a)
As discussed below, adjustments for the three months ended February 28, 2015 were comprised of a reclassification of estimated minimum probable recoveries to receivables and had no impact on our consolidated statement of operations for the period.

Central and Southwest Florida Claims. Since 2012, we have received warranty claims from homeowners in certain of our communities in central and southwest Florida primarily involving framing, stucco, roofing and/or sealant matters on homes we delivered between 2003 and 2009, with many resulting in water intrusion-related issues. Based on the status of our ongoing investigation and repair efforts with respect to homes affected by these water intrusion-related issues, our overall warranty liability at February 28, 2015 and November 30, 2014 included $5.8 million and $9.4 million, respectively, for estimated remaining repair costs associated with (a) 231 and 324 identified affected homes, respectively, and (b) similarly affected homes that we believed at each respective date may be identified in the future. The $5.8 million at February 28, 2015 encompasses what we believe to be the probable overall cost of the repair effort remaining with respect to affected homes before insurance and other recoveries. However, our actual costs to fully resolve repairs on affected homes could differ from the overall costs we have estimated depending on the identification of additional affected homes in future periods, if any, and the nature of the work that is undertaken to complete repairs on identified affected homes. During the three months ended February 28, 2015, we resolved repairs on 111 affected homes and identified 18 additional affected homes. We consider repairs for affected homes to be resolved when all repairs are completed and all repair costs are fully paid. During the three months ended February 28, 2015 and 2014, we paid $4.1 million and $6.0 million, respectively, to repair affected homes. As of February 28, 2015, we had paid $67.4 million of the probable total repair costs of $73.2 million that we have estimated for the overall repair effort. We anticipate resolving repairs on affected homes by the end of 2015.

We believe it is probable that we will recover a portion of our repair costs associated with affected homes from various sources, including our insurers, and subcontractors involved with the original construction of the homes and their insurers. During the three months ended February 28, 2015, we collected $5.0 million of such recoveries. As of February 28, 2015, our estimated minimum probable recoveries, net of amounts collected, totaled $21.6 million, of which $5.8 million was included as an offset to our overall warranty liability and the remainder was included in receivables. The estimated minimum probable recoveries pertaining to affected homes are included in receivables to the extent they exceed the estimated remaining repair costs in our overall warranty liability associated with such homes. During the three months ended February 28, 2015, we reclassified $3.6 million of estimated minimum probable recoveries that were in excess of the estimated remaining repair costs to a receivable. Our assessment of the water intrusion-related issues in central and southwest Florida, including the process of determining potentially responsible parties and our efforts to obtain recoveries, is ongoing, and, as a result, our estimate of minimum probable recoveries may change as additional information is obtained.
Overall Warranty Liability Assessment. In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty program, which would include homes in central and southwest Florida that have been or may in the future be identified as affected by water intrusion-related issues. Based on this evaluation, we believe our overall warranty liability as of February 28, 2015 is adequate. As a result, we recorded no adjustments to our overall warranty liability that impacted our consolidated statement of operations for the three months ended February 28, 2015. Depending on the number of additional homes in central and southwest Florida that are identified as affected by water intrusion-related issues, if any, and the actual costs we incur in future periods to repair such affected homes and/or homes affected by other issues, we may revise the amount of our estimated liability, which could result in an increase or decrease in our overall warranty liability. Based on our assessment of the water intrusion-related issues in central and southwest Florida, we believe that our overall warranty liability is adequate to cover the estimated probable total repair costs with respect to affected homes, though we believe it is reasonably possible that our loss in this matter could exceed the amount accrued as of February 28, 2015 by zero to $3 million.
Florida Attorney General’s Office Inquiry. In 2013, we were notified by the Florida Attorney General’s Office that it was making a preliminary inquiry into the status of our communities in Florida affected by water intrusion-related issues.  We are cooperating with the Florida Attorney General’s Office inquiry and are in discussions to resolve its concerns. While the ultimate outcome of the inquiry is uncertain, based on the status of our discussions, we established an accrual for the estimated minimum probable loss with respect to this inquiry during 2014 and increased the accrual during the three months ended February 28, 2015. At this stage of our discussions, we believe it is reasonably possible that our loss in this matter could exceed the amount accrued by zero to $5 million.
Guarantees. In the normal course of our business, we issue certain representations, warranties and guarantees related to our home sales and land sales. Based on historical evidence, we do not believe any potential liability with respect to these representations, warranties or guarantees would be material to our consolidated financial statements.
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
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended February 28,
	2015	2014
Balance at beginning of period	$86,574	$92,214
Self-insurance expense (a)	2,435	2,616
Payments, net of recoveries (b)	(6,262)	(4,414)
Balance at end of period	$82,747	$90,416

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Recoveries are reflected in the period we receive funds from subcontractors and/or their insurers.
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
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 28, 2015, we had $550.4 million of performance bonds and $27.2 million of letters of credit outstanding. At November 30, 2014, we had $541.6 million of performance bonds and $26.7 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 28, 2015, we had total cash deposits of $28.5 million to purchase land having an aggregate purchase price of $829.2 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

15.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (“Claimed Damages”). KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. On March 15, 2013, the court entered orders denying the consolidated plaintiffs’

motions for summary judgment and granting the majority of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, those for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could range from zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages. The non-jury trial, originally set for September 2012, is presently scheduled for September 15, 2015.
Other Matters. In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2015, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

16.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended February 28, 2015
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2014	$115,387	$668,857	$1,391,256	$(21,008)	$(112,106)	$(446,476)	$1,595,910
Net income	—	—	7,799	—	—	—	7,799
Dividends on common stock	—	—	(2,299)	—	—	—	(2,299)
Stock-based compensation	—	3,181	—	—	—	—	3,181
Stock repurchases	—	—	—	—	—	(21)	(21)
Balance at February 28, 2015	$115,387	$672,038	$1,396,756	$(21,008)	$(112,106)	$(446,497)	$1,604,570

In connection with the issuance of the 1.375% Convertible Senior Notes due 2019, which is discussed in Note 12. Notes Payable, we established a common stock reserve account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of the instruments governing these notes. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at February 28, 2015. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing the 1.375% Convertible Senior Notes due 2019.
As of February 28, 2015, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the three months ended February 28, 2015. We have not repurchased any shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases under this program or any other program will be at the discretion of our board of directors.
Unrelated to the common stock repurchase plan, in connection with an amendment of the Amended and Restated KB Home Non-Employee Directors Compensation Plan (“Director Plan”) effective July 17, 2014, our board of directors authorized the repurchase of no more than 680,000 shares of our common stock solely as necessary for director elections in respect of outstanding stock appreciation right awards under the Director Plan. We had not repurchased any shares pursuant to this board of directors authorization as of February 28, 2015.
During the three months ended February 28, 2015 and 2014, our board of directors declared, and we paid, a cash dividend of $.0250 per share of common stock.

17.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the three months ended February 28, 2015:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	11,735,042	$20.45
Granted	—	—
Exercised	—	—
Cancelled	(20,780)	16.13
Options outstanding at end of period	11,714,262	$20.46
Options exercisable at end of period	10,108,073	$21.32
As of February 28, 2015, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 4.9 years and 4.2 years, respectively. There was $5.1 million of total unrecognized compensation expense related to unvested stock option awards as of February 28, 2015. For the three months ended February 28, 2015 and 2014, stock-based compensation expense associated with stock options totaled $1.1 million and $.6 million, respectively. The aggregate intrinsic value of both stock options outstanding and stock options exercisable was $16.2 million at February 28, 2015. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $2.1 million for the three months ended February 28, 2015 and $1.2 million for the three months ended February 28, 2014 related to restricted stock and PSUs.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended February 28,
	2015	2014
Summary of cash and cash equivalents at end of period:
Homebuilding	$545,641	$303,269
Financial services	2,438	3,181
Total	$548,079	$306,450

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(3,892)	$(8,133)
Income taxes paid	150	103

	Three Months Ended February 28,
	2015	2014
Supplemental disclosures of noncash activities:
Reclassification of warranty recoveries to receivables	$3,623	$—
Increase in consolidated inventories not owned	—	917
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	8,006	70,642
Inventories and inventory-related obligations associated with tax increment financing entities assessments tied to distribution of land from an unconsolidated joint venture	—	33,197
Inventories acquired through seller financing	—	27,010

19.	Supplemental Guarantor Information
Our obligations to pay principal, premium, if any, and interest on our senior notes and the 1.375% Convertible Senior Notes due 2019 and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”). The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. Pursuant to the terms of the indenture governing our senior notes and the 1.375% Convertible Senior Notes due 2019, and the terms of the Credit Facility, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X (as in effect on June 1, 1996) using a 5% rather than a 10% threshold (provided that the assets of our non-guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets), it will be automatically and unconditionally released and discharged from its guaranty of our senior notes, the 1.375% Convertible Senior Notes due 2019 and the Credit Facility so long as all guarantees by such Guarantor Subsidiary of any other of our or our subsidiaries’ indebtedness are terminated at or prior to the time of such release. We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of February 28, 2015.

Condensed Consolidating Statement of Operations
Three Months Ended February 28, 2015 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$534,276	$45,845	$—	$580,121
Homebuilding:
Revenues	$—	$534,276	$43,612	$—	$577,888
Construction and land costs	—	(451,140)	(41,278)	—	(492,418)
Selling, general and administrative expenses	(15,672)	(48,504)	(6,896)	—	(71,072)
Operating income (loss)	(15,672)	34,632	(4,562)	—	14,398
Interest income	101	1	1	—	103
Interest expense	(43,580)	(1,460)	—	39,702	(5,338)
Intercompany interest	70,468	(28,406)	(2,360)	(39,702)	—
Equity in loss of unconsolidated joint ventures	—	(347)	—	—	(347)
Homebuilding pretax income (loss)	11,317	4,420	(6,921)	—	8,816
Financial services pretax income	—	—	1,683	—	1,683
Total pretax income (loss)	11,317	4,420	(5,238)	—	10,499
Income tax benefit (expense)	200	(3,100)	200	—	(2,700)
Equity in net loss of subsidiaries	(3,718)	—	—	3,718	—
Net income (loss)	$7,799	$1,320	$(5,038)	$3,718	$7,799

Condensed Consolidating Statement of Operations
Three Months Ended February 28, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$392,178	$58,509	$—	$450,687
Homebuilding:
Revenues	$—	$392,178	$56,089	$—	$448,267
Construction and land costs	—	(321,352)	(47,922)	—	(369,274)
Selling, general and administrative expenses	(15,744)	(37,081)	(8,449)	—	(61,274)
Operating income (loss)	(15,744)	33,745	(282)	—	17,719
Interest income	167	1	—	—	168
Interest expense	(38,008)	(1,272)	—	28,004	(11,276)
Intercompany interest	59,722	(30,074)	(1,644)	(28,004)	—
Equity in income (loss) of unconsolidated joint ventures	—	(703)	3,293	—	2,590
Homebuilding pretax income	6,137	1,697	1,367	—	9,201
Financial services pretax income	—	—	1,562	—	1,562
Total pretax income	6,137	1,697	2,929	—	10,763
Income tax expense	—	(200)	—	—	(200)
Equity in net income of subsidiaries	4,426	—	—	(4,426)	—
Net income	$10,563	$1,497	$2,929	$(4,426)	$10,563

Condensed Consolidating Balance Sheet
February 28, 2015 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$472,130	$66,305	$7,206	$—	$545,641
Restricted cash	27,984	—	—	—	27,984
Receivables	293	140,849	2,555	—	143,697
Inventories	—	2,999,424	246,959	—	3,246,383
Investments in unconsolidated joint ventures	—	73,502	—	—	73,502
Deferred tax assets, net	216,092	549,546	56,994	—	822,632
Other assets	104,420	13,558	1,895	—	119,873
	820,919	3,843,184	315,609	—	4,979,712
Financial services	—	—	10,145	—	10,145
Intercompany receivables	3,660,500	—	109,129	(3,769,629)	—
Investments in subsidiaries	37,488	—	—	(37,488)	—
Total assets	$4,518,907	$3,843,184	$434,883	$(3,807,117)	$4,989,857
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$131,682	$327,964	$99,501	$—	$559,147
Notes payable	2,763,532	60,638	—	—	2,824,170
	2,895,214	388,602	99,501	—	3,383,317
Financial services	—	—	1,970	—	1,970
Intercompany payables	19,123	3,453,262	297,244	(3,769,629)	—
Stockholders’ equity	1,604,570	1,320	36,168	(37,488)	1,604,570
Total liabilities and stockholders’ equity	$4,518,907	$3,843,184	$434,883	$(3,807,117)	$4,989,857

Condensed Consolidating Balance Sheet
November 30, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$303,280	$38,124	$14,962	$—	$356,366
Restricted cash	27,235	—	—	—	27,235
Receivables	15	123,024	2,449	—	125,488
Inventories	—	2,980,056	238,331	—	3,218,387
Investments in unconsolidated joint ventures	—	79,441	—	—	79,441
Deferred tax assets, net	215,923	552,653	56,656	—	825,232
Other assets	99,099	13,922	1,894	—	114,915
	645,552	3,787,220	314,292	—	4,747,064
Financial services	—	—	10,486	—	10,486
Intercompany receivables	3,582,612	—	112,919	(3,695,531)	—
Investments in subsidiaries	39,356	—	—	(39,356)	—
Total assets	$4,267,520	$3,787,220	$437,697	$(3,734,887)	$4,757,550
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$138,298	$331,361	$112,939	$—	$582,598
Notes payable	2,513,165	63,360	—	—	2,576,525
	2,651,463	394,721	112,939	—	3,159,123
Financial services	—	—	2,517	—	2,517
Intercompany payables	20,147	3,392,499	282,885	(3,695,531)	—
Stockholders’ equity	1,595,910	—	39,356	(39,356)	1,595,910
Total liabilities and stockholders’ equity	$4,267,520	$3,787,220	$437,697	$(3,734,887)	$4,757,550

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2015 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$5,369	$(30,016)	$(24,262)	$—	$(48,909)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(2,414)	—	—	(2,414)
Purchases of property and equipment, net	(37)	(528)	(21)	—	(586)
Intercompany	(83,524)	—	—	83,524	—
Net cash used in investing activities	(83,561)	(2,942)	(21)	83,524	(3,000)
Cash flows from financing activities:
Change in restricted cash	(749)	—	—	—	(749)
Proceeds from issuance of debt	250,000	—	—	—	250,000
Payment of debt issuance costs	(2,989)	—	—	—	(2,989)
Payments on mortgages and land contracts due to land sellers and other loans	—	(2,722)	—	—	(2,722)
Payments of cash dividends	(2,299)	—	—	—	(2,299)
Stock repurchases	(21)	—	—	—	(21)
Intercompany	—	66,961	16,563	(83,524)	—
Net cash provided by financing activities	243,942	64,239	16,563	(83,524)	241,220
Net increase (decrease) in cash and cash equivalents	165,750	31,281	(7,720)	—	189,311
Cash and cash equivalents at beginning of period	303,280	38,124	17,364	—	358,768
Cash and cash equivalents at end of period	$469,030	$69,405	$9,644	$—	$548,079

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2014 (in thousands)

	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$25,325	$(238,244)	$(8,144)	$—	$(221,063)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(8,370)	(248)	—	(8,618)
Proceeds from sale of investment in unconsolidated joint venture	—	—	10,110	—	10,110
Purchases of property and equipment, net	(70)	(1,107)	(399)	—	(1,576)
Intercompany	(265,597)	—	—	265,597	—
Net cash provided by (used in) investing activities	(265,667)	(9,477)	9,463	265,597	(84)

Cash flows from financing activities:
Change in restricted cash	(177)	—	—	—	(177)
Payments on mortgages and land contracts due to land sellers and other loans	—	(2,655)	—	—	(2,655)
Payments of cash dividends	(2,094)	—	—	—	(2,094)
Intercompany	—	268,173	(2,576)	(265,597)	—
Net cash provided by (used in) financing activities	(2,271)	265,518	(2,576)	(265,597)	(4,926)
Net increase (decrease) in cash and cash equivalents	(242,613)	17,797	(1,257)	—	(226,073)
Cash and cash equivalents at beginning of period	476,847	39,952	15,724	—	532,523
Cash and cash equivalents at end of period	$234,234	$57,749	$14,467	$—	$306,450

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended February 28,
	2015	2014	Variance
Revenues:
Homebuilding	$577,888	$448,267	29%
Financial services	2,233	2,420	(8)
Total revenues	$580,121	$450,687	29%
Pretax income:
Homebuilding	$8,816	$9,201	(4)%
Financial services	1,683	1,562	8
Total pretax income	10,499	10,763	(2)
Income tax expense	(2,700)	(200)	(a)
Net income	$7,799	$10,563	(26)%
Basic earnings per share	$.08	$.13	(38)%
Diluted earnings per share	$.08	$.12	(33)%

(a) Percentage not meaningful.

In the first quarter of 2015, favorable conditions prevailed to varying degrees in most of our served markets, reflecting generally positive underlying supply and demand dynamics as well as demographic and economic trends. Within this environment, we were able to extend our upward revenue growth trajectory in the quarter relative to a year ago largely due to higher housing revenues from increases in both homes delivered and average selling prices, as well as higher land sale revenues.

We also made significant progress in the first quarter in expanding our community count, which we believe will be an important driver for top-line improvement in 2015. We use the term “community count” to refer to the number of new home communities with at least five homes/lots left to sell at the end of a reporting period. In the quarter, we grew our average community count by 22% as compared to the year-earlier quarter, which helped fuel double-digit year-over-year percentage increases in both our net orders and net order value. Our net order value for a given period represents the potential future housing revenues associated with net orders, including various lot and product premiums, and homebuyer spending on design studio options and upgrades for homes in backlog during the same period.

The increase in our average community count in the current quarter primarily resulted from the strong inventory pipeline we have built through aggressive investments in land and land development over the past few years, and from increasing the proportion of our investments dedicated to land development, consistent with our strategic focus on generating cash from our operations in 2015. While we moderated our overall investment level in the three months ended February 28, 2015 to $201.6 million from $354.3 million in the year-earlier period, approximately 73% of our total investment in the current period related to land development, compared to approximately 37% in the year-earlier quarter, as we emphasized converting our owned land into new home communities open for sales to promote growth in our net orders, backlog, homes delivered and revenues. With the number of homes in backlog and corresponding backlog value at February 28, 2015 reaching their highest first-quarter levels since 2008 and our ending community count up 25% year over year as we enter the spring selling season, we believe we are well-positioned to accomplish our top priorities for the year.

Below is a summary of financial and operational results for the three months ended February 28, 2015.

Financial Results

•
Revenues. Total revenues of $580.1 million for the three months ended February 28, 2015 increased 29% from $450.7 million for the three months ended February 28, 2014, driven by growth in our housing and land sale revenues.

◦
Housing revenues for the 2015 first quarter rose 19% to $524.8 million from $440.1 million for the year-earlier quarter, reflecting 10% growth in the number of homes delivered and an 8% increase in the average selling price of those homes.

◦
We delivered 1,593 homes at an average selling price of $329,500 in the three months ended February 28, 2015, compared to 1,442 homes delivered in the year-earlier period at an average selling price of $305,200.

◦	Land sale revenues increased to $53.0 million for the first quarter of 2015 from $8.1 million for the year-earlier quarter.

•
Housing Gross Profits. Housing gross profits rose to $79.5 million for the three months ended February 28, 2015 from $78.0 million for the year-earlier period, and included land option contract abandonment charges of $.4 million in both periods. Our housing gross profit margin decreased 260 basis points to 15.1% in the current quarter from 17.7% in the first quarter of 2014.

•
Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $71.1 million for the three months ended February 28, 2015 from $61.3 million for the year-earlier period. As a percentage of housing revenues, selling, general and administrative expenses improved 40 basis points to 13.5% for the quarter ended February 28, 2015, from 13.9% for the year-earlier quarter.

•
Homebuilding Operating Income. Our homebuilding operating income was $14.4 million for the three months ended February 28, 2015, compared to $17.7 million for the year-earlier period. The 2015 first quarter included a land sale gain of $6.0 million and the year-earlier quarter included a land sale gain of $1.0 million.

•
Pretax Income. Pretax income of $10.5 million for the first quarter of 2015 was nearly even with $10.8 million for the year-earlier quarter. Pretax income in the first quarter of 2014 included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture.

•
Net Income. Net income for the 2015 first quarter was $7.8 million, or $.08 per diluted share, compared to $10.6 million, or $.12 per diluted share, for the 2014 first quarter. The first quarter of 2015 included income tax expense of $2.7 million, which reflected the favorable net impact of federal energy tax credits we earned from building energy-efficient homes. Net income in the first quarter of 2014 included income tax expense of $.2 million.

Net Orders, Backlog and Community Count

•
Net Orders. Net orders from our homebuilding operations increased 24% to 2,189 for the three months ended February 28, 2015, up from 1,765 for the year-earlier period. The year-over-year growth in net orders resulted mainly from our higher average community count.

◦	The value of the net orders we generated in the first quarter of 2015 increased 25% to $753.2 million from $600.2 million in the year-earlier period.

◦	Our first quarter cancellation rate, both as a percentage of gross orders and as a percentage of beginning backlog, improved to 25% in 2015 from 30% in 2014.

•
Backlog. Our backlog at February 28, 2015 was comprised of 3,505 homes, representing potential future housing revenues of $1.11 billion, and at February 28, 2014 was comprised of 2,880 homes, representing potential future housing revenues of $851.6 million. The number of homes in our backlog increased 22% year over year, reflecting the 24% year-over-year increase in our net orders for the three months ended February 28, 2015. The potential future housing revenues in our backlog at February 28, 2015 rose 30% from February 28, 2014, reflecting the increased number of homes in our backlog and a higher average selling price.

The following table presents information concerning our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended February 28,
	2015	2014
Net orders	2,189	1,765
Net order value	$753,176	$600,172
Cancellation rate	25%	30%
Ending backlog — homes	3,505	2,880
Ending backlog — value	$1,109,278	$851,553
Ending community count	235	188
Average community count	231	190
As discussed above, in the first three months of 2015 we invested $201.6 million in land and land development and emphasized converting our owned land into new home communities open for sales. These investment activities resulted in our average community count for the first quarter of 2015 rising 22% from the year-earlier quarter. We expect that our average community count will continue to increase on a year-over-year basis through the remainder of 2015 as a result of the substantial inventory-related investments we made in 2014 and the first three months of 2015, and our planned future investments and new home community openings.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2015	2014
Revenues:
Housing	$524,841	$440,127
Land	53,047	8,140
Total	577,888	448,267
Costs and expenses:
Construction and land costs
Housing	(445,383)	(362,106)
Land	(47,035)	(7,168)
Total	(492,418)	(369,274)
Selling, general and administrative expenses	(71,072)	(61,274)
Total	(563,490)	(430,548)
Operating income	$14,398	$17,719
Homes delivered	1,593	1,442
Average selling price	$329,500	$305,200
Housing gross profit margin as a percentage of housing revenues	15.1%	17.7%
Adjusted housing gross profit margin as a percentage of housing revenues	19.5%	21.8%
Selling, general and administrative expenses as a percentage of housing revenues	13.5%	13.9%
Operating income as a percentage of homebuilding revenues	2.5%	4.0%

For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of February 28, 2015, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado, New Mexico and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended February 28,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2015	2014	2015	2014	2015	2014
West Coast	414	346	552	506	18%	21%
Southwest	237	161	389	181	16	27
Central	653	595	870	757	31	37
Southeast	289	340	378	321	27	29
Total	1,593	1,442	2,189	1,765	25%	30%

	Three Months Ended February 28,
	Net Order Value			Average Community Count
Segment	2015	2014	Variance	2015	2014	Variance
West Coast	$317,557	$299,283	6%	47	44	7%
Southwest	108,658	48,388	125	32	19	68
Central	227,043	168,973	34	94	81	16
Southeast	99,918	83,528	20	58	46	26
Total	$753,176	$600,172	25%	231	190	22%

	February 28,
	Backlog – Homes			Backlog – Value
Segment	2015	2014	Variance	2015	2014	Variance
West Coast	731	580	26%	$403,780	$328,676	23%
Southwest	476	208	129	125,819	57,648	118
Central	1,706	1,510	13	419,490	320,926	31
Southeast	592	582	2	160,189	144,303	11
Total	3,505	2,880	22%	$1,109,278	$851,553	30%
Revenues. Homebuilding revenues for the three months ended February 28, 2015 and 2014 were generated from our housing operations and land sales. Housing revenues rose 19% to $524.8 million for the quarter ended February 28, 2015 from $440.1 million for the corresponding quarter of 2014 due to increases in both the number of homes we delivered and the overall average selling price of those homes. We delivered 1,593 homes in the first quarter of 2015, up 10% from 1,442 homes delivered in the year-earlier quarter. The number of homes delivered in the first quarter of 2015 grew from the year-earlier quarter largely due to a 14% higher backlog level at the beginning of 2015 as compared to the beginning of the prior year.
The overall average selling price of homes delivered increased 8% to $329,500 for the three months ended February 28, 2015 from $305,200 for the year-earlier period. The higher average selling price for the 2015 first quarter reflected our continued positioning of our new home communities in land-constrained submarkets that typically feature homebuyers with higher household incomes; higher median home selling prices; stronger demand for larger home sizes and various lot and product premiums, and design studio options and upgrades at our KB Home Studios; our actions to balance home selling prices and sales pace to optimize revenues and profits; and generally favorable market conditions. Our overall average selling price has increased on a year-over-year basis for the last 19 quarters.

Land sale revenues increased to $53.0 million for the three months ended February 28, 2015 from $8.1 million for the three months ended February 28, 2014, primarily reflecting our sale of a large parcel in northern California in the current quarter as part of our strategic emphasis in 2015 on enhancing asset efficiency by executing on targeted opportunities to monetize certain land positions. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land at reasonable prices and prevailing market conditions.
Operating Income. Our operating income totaled $14.4 million for the three months ended February 28, 2015 and $17.7 million for the year-earlier period. As a percentage of homebuilding revenues, operating income decreased 150 basis points to 2.5% for the current quarter, compared to 4.0% for the 2014 first quarter. The year-over-year decrease of $3.3 million in our operating income for the three months ended February 28, 2015 was mainly due to an increase in selling, general and administrative expenses that was partly offset by growth in housing and land gross profits.
Housing gross profits increased to $79.5 million for the three months ended February 28, 2015 from $78.0 million for the year-earlier period. In the first quarter of both 2015 and 2014, our housing gross profits included $.4 million of land option contract abandonment charges. Our housing gross profit margin for the first quarter of 2015 declined 260 basis points to 15.1% from 17.7% for the year-earlier quarter. Approximately 160 basis points of the year-over-year decrease was due to higher land and construction costs and competitive pricing pressures within certain markets in the current period, as well as the close-out of certain higher margin communities within our West Coast homebuilding reporting segment in the latter part of 2014. The remainder of the decline was attributable to start-up field costs associated with new home community openings (approximately 40 basis points), an increase in the amortization of previously capitalized interest (approximately 30 basis points), and other factors (approximately 30 basis points). Sales incentives as a percentage of housing revenues in the first quarter of 2015 were essentially the same as in the year-earlier quarter.
Excluding the amortization of previously capitalized interest of $22.3 million and $17.5 million in the first quarter of 2015 and 2014, respectively, and the above-mentioned land option contract abandonments, our adjusted housing gross profit margin decreased to 19.5% in the current quarter from 21.8% in the year-earlier quarter. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the first quarter of 2015 rose to $71.1 million from $61.3 million for the year-earlier quarter, mainly reflecting higher variable expenses associated with the increases in both homes delivered and housing revenues, as well as increased staffing levels during the current quarter to support community count growth and a higher number of deliveries anticipated in the second half of 2015. However, as a percentage of housing revenues, selling, general and administrative expenses improved 40 basis points to 13.5% for the three months ended February 28, 2015 from 13.9% for the year-earlier period.
Our land sales generated gross profits of $6.0 million for the three months ended February 28, 2015 and $1.0 million for the three months ended February 28, 2014.
As discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, we had no inventory impairment charges for the three months ended February 28, 2015 or February 28, 2014.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated home delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventories as of February 28, 2015, based on our current estimated timeframe as to the delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,304.6	$1,438.2	$393.3	$110.3	$3,246.4
The inventory balances in the 0-2 years and 3-5 years categories collectively represented 84% of our total inventory balance at February 28, 2015. The inventory balances in the 6-10 years and greater than 10 years categories were primarily comprised of land held for future development. The inventory balance in the 6-10 years category as of February 28, 2015 was located across all of our homebuilding reporting segments. The inventory balance in the greater than 10 years category was primarily located in our West Coast and Southwest homebuilding reporting segments.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated and reflected in the table above.
We believe that the carrying value of our inventory as of February 28, 2015 is recoverable. Our considerations in making this determination include, as applicable, the prevailing competitive home sales, economic and regulatory environment, as well as other factors and trends that are incorporated into our impairment analyses. In addition, we consider the financial and operational status of and our expectations regarding our inventories, as well as unique attributes of each community or land parcel that could be viewed as indicators of potential future impairments. However, if conditions in the overall housing market or in specific markets worsen in the future, if future changes in our strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.1 million for the three months ended February 28, 2015 and $.2 million for the three months ended February 28, 2014. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, decreased $6.0 million to $5.3 million for the three months ended February 28, 2015 from $11.3 million for the three months ended February 28, 2014 due to an increase in the amount of inventory qualifying for interest capitalization, partly offset by an increase in interest incurred. Further information regarding our interest capitalized to inventories and interest amortized to construction and land costs is provided in Note 5. Inventories in the Notes to Consolidated Financial Statements in this report.
During the three months ended February 28, 2015 and 2014, the average amount of our inventory qualifying for capitalization was lower than our average debt level and, therefore, a portion of the interest we incurred was reflected as interest expense. The amount of inventory qualifying for interest capitalization during the first quarter of 2015 increased more than our debt level increased, each as compared to the year-earlier period, primarily as a result of our substantial investment in land and land development during 2014 and in the first quarter of 2015, as well as recently activated land previously held for future development. Accordingly, we expensed less interest in the three months ended February 28, 2015 compared to the year-earlier period.
Interest incurred rose 15% to $45.0 million for the three months ended February 28, 2015 from $39.3 million for the year-earlier period due to the higher average debt outstanding during the current period. We capitalized $39.7 million and $28.0 million of the interest incurred in the three months ended February 28, 2015 and 2014, respectively.
Interest amortized to construction and land costs in the first quarter of 2015 increased 27% from the year-earlier quarter primarily due to the increase in the number of homes delivered and higher construction and land costs in the current quarter as compared to the first quarter of 2014. As a percentage of housing revenues, interest amortized to construction and land costs was 4.3% in the first quarter of 2015 and 4.0% in the first quarter of 2014.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.3 million for the three months ended February 28, 2015 and our equity in income of unconsolidated joint ventures was $2.6 million for the three months ended February 28, 2014. The 2014 first quarter results included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture. Further information regarding our investments in unconsolidated joint ventures is provided in Note 8. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended February 28,
	2015	2014
Housing revenues	$524,841	$440,127
Housing construction and land costs	(445,383)	(362,106)
Housing gross profits	79,458	78,021
Add: Amortization of previously capitalized interest	22,293	17,485
Land option contract abandonment charges	448	433
Adjusted housing gross profits	$102,199	$95,939
Housing gross profit margin as a percentage of housing revenues	15.1%	17.7%
Adjusted housing gross profit margin as a percentage of housing revenues	19.5%	21.8%

Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding amortization of previously capitalized interest and land option contract abandonment charges recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profits we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross profit margin between periods. This non-GAAP financial measure isolates the impact that the amortization of previously capitalized interest and land option contract abandonments have on housing gross profit margins and allows investors to make comparisons with our competitors that adjust housing gross profit margins in a similar manner. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of amortization of previously capitalized interest and land option contract abandonment charges. This financial measure assists us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	February 28, 2015	November 30, 2014
Notes payable	$2,824,170	$2,576,525
Stockholders’ equity	1,604,570	1,595,910
Total capital	$4,428,740	$4,172,435
Ratio of debt to capital	63.8%	61.8%

Notes payable	$2,824,170	$2,576,525
Less: Cash and cash equivalents and restricted cash	(573,625)	(383,601)
Net debt	2,250,545	2,192,924
Stockholders’ equity	1,604,570	1,595,910
Total capital	$3,855,115	$3,788,834
Ratio of net debt to capital	58.4%	57.9%

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
HOMEBUILDING REPORTING SEGMENTS
The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

	Housing Revenues (in thousands)	Percentage of Total Housing Revenues	Homes Delivered	Percentage of Total Homes Delivered	Average Selling Price
Three Months Ended February 28, 2015
West Coast	$227,958	43%	414	26%	$550,600
Southwest	65,137	12	237	15	274,800
Central	155,398	30	653	41	238,000
Southeast	76,348	15	289	18	264,200
Total	$524,841	100%	1,593	100%	$329,500

Three Months Ended February 28, 2014
West Coast	$181,721	41%	346	24%	$525,200
Southwest	46,115	11	161	11	286,400
Central	125,162	28	595	41	210,400
Southeast	87,129	20	340	24	256,300
Total	$440,127	100%	1,442	100%	$305,200
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands):

	Three Months Ended February 28,
	2015	2014	Variance
Revenues	$277,255	$181,721	53%
Construction and land costs	(235,591)	(145,107)	(62)
Selling, general and administrative expenses	(17,493)	(13,124)	(33)
Operating income	24,171	23,490	3
Other expense, net	(2,317)	(5,125)	55
Pretax income	$21,854	$18,365	19%
Our West Coast homebuilding reporting segment’s total revenues for the three months ended February 28, 2015 rose 53% from the year-earlier quarter due to higher housing and land sale revenues. Housing revenues of $228.0 million for the three months ended February 28, 2015 grew 25% year over year as a result of a 20% increase in the number of homes delivered and a 5% increase in the average selling price. The increase in the number of homes delivered was largely due to this segment having 41% more homes in backlog at the start of the 2015 first quarter compared to the start of the year-earlier quarter. However, this segment’s backlog conversion ratio decreased to 70% from 82% in the year-earlier quarter, primarily due to relatively more homes in its current quarter beginning backlog in the early stages of construction, which resulted in fewer homes that could be completed and delivered in the period. The average selling price for the three months ended February 28, 2015 rose from the corresponding period of 2014 due to the combination of a greater proportion of homes delivered from higher-priced communities located in coastal submarkets within this segment, a shift in product mix to larger home sizes, an increase in design option and upgrade revenues per home, and generally rising home prices. This segment generated $49.3 million of revenues from land sales in the three months ended February 28, 2015. There were no land sales in the year-earlier period.
The pretax income generated by this segment for the three months ended February 28, 2015 increased $3.5 million from the corresponding period of 2014 as a result of land sale gross profits of $6.0 million and a decrease in other expense, net, partly offset by lower housing gross profits and higher selling, general and administrative expenses. The housing gross profit margin decreased to 15.6% for the three months ended February 28, 2015 from 20.1% for the year-earlier period, mainly due to higher land and construction costs, start-up field costs associated with new home community openings, competitive pricing pressures in some markets, and the close-out of certain higher margin communities in the latter part of 2014. Sales incentives as a percentage of housing revenues in the first quarter of 2015 were essentially the same as in the year-earlier quarter. Selling, general and administrative expenses in the 2015 first quarter rose from the year-earlier quarter primarily due to higher variable expenses associated with the increases in both homes delivered and housing revenues, and increased staffing to support anticipated higher delivery levels in the second half of 2015. Other expense, net in the first quarter of 2015 decreased from the year-earlier quarter, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands):

	Three Months Ended February 28,
	2015	2014	Variance
Revenues	$65,137	$46,115	41%
Construction and land costs	(53,786)	(35,652)	(51)
Selling, general and administrative expenses	(6,443)	(5,030)	(28)
Operating income	4,908	5,433	(10)
Other expense, net	(1,465)	(4,148)	65
Pretax income	$3,443	$1,285	168%
In the three months ended February 28, 2015 and 2014, total revenues from our Southwest homebuilding reporting segment were generated entirely from housing operations. Housing revenues for the three months ended February 28, 2015 rose 41% from the year-earlier period, reflecting a 47% increase in the number of homes delivered that was partly offset by a 4% decrease in the average selling price. The growth in the number of homes delivered primarily reflected this segment having 61% more homes in backlog at the start of the 2015 first quarter compared to the start of the year-earlier quarter. This segment’s backlog conversion ratio declined to 73% in the first quarter of 2015 from 80% in the year-earlier quarter, mainly due to the factors described above for our West Coast homebuilding reporting segment. The average selling price in the first quarter of 2015 decreased from the corresponding period of 2014, primarily due to a shift in community and product mix of homes delivered within our Arizona and Nevada operations.
This segment’s pretax income for the three months ended February 28, 2015 improved by $2.2 million from the corresponding period of 2014, mainly due to a decrease in other expense, net that was partly offset by an increase in selling, general and administrative expenses. The housing gross profit margin decreased to 17.4% for the first quarter of 2015 from 22.7% for the year-earlier quarter, mainly due to a shift in product mix of homes delivered, start-up field costs associated with new home community openings, and a slight increase in sales incentives as a percentage of housing revenues. Selling, general and administrative expenses increased in the first quarter of 2015 from the year-earlier quarter, reflecting higher housing revenues and increased overhead costs to support anticipated community openings throughout the year as well as the higher delivery volume expected in the latter half of 2015. Other expense, net in the 2015 first quarter decreased from the year-earlier quarter due to lower interest expense as a result of an increase in the amount of interest capitalized.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands):

	Three Months Ended February 28,
	2015	2014	Variance
Revenues	$159,148	$125,162	27%
Construction and land costs	(131,416)	(106,846)	(23)
Selling, general and administrative expenses	(17,518)	(14,834)	(18)
Operating income	10,214	3,482	193
Other income (expense), net	12	(706)	(a)
Pretax income	$10,226	$2,776	268%
(a) Percentage not meaningful.
Our Central homebuilding reporting segment’s total revenues for the three months ended February 28, 2015 increased 27% from the year-earlier quarter, reflecting higher housing and land sale revenues. Housing revenues of $155.4 million for the three months ended February 28, 2015 rose 24% from the first quarter of 2014 due to increases of 10% in the number of homes delivered and 13% in the average selling price. The year-over-year increase in homes delivered, which was attributable to our Texas operations, reflected this segment having 12% more homes in backlog at the beginning of the 2015 first quarter than at the beginning of the year-earlier quarter. The average selling price for the three months ended February 28, 2015 increased from the corresponding period of 2014, primarily due to a greater proportion of homes delivered from higher-priced communities, larger home sizes, and generally rising home prices. This segment generated $3.8 million of revenues from land sales in the three months ended February 28, 2015. There were no land sales in the prior year quarter.
Pretax income from this segment for the three months ended February 28, 2015 grew $7.5 million from the three months ended February 28, 2014 due to higher housing gross profits and improvement in other income (expense), net, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 17.8% for the first quarter of 2015 from 14.6% for the first quarter of 2014, primarily due to an increased proportion of homes delivered from higher margin communities, and improved operating leverage. Sales incentives as a percentage of housing revenues in the first quarter of 2015 were essentially the same as in the year-earlier quarter. The increase was also partly due to the inclusion of $.4 million of land option contract abandonment charges in the 2014 first quarter. Selling, general and administrative expenses for the 2015 first quarter rose from the corresponding period of 2014, primarily due to increased variable expenses associated with the increases in both homes delivered and housing revenues. Other income (expense), net in the first quarter of 2015 declined to a negligible amount, compared to $.7 million of expense in the year-earlier quarter, mainly due to a decrease in interest expense that reflected an increase in the amount of interest capitalized.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands):

	Three Months Ended February 28,
	2015	2014	Variance
Revenues	$76,348	$95,269	(20)%
Construction and land costs	(70,126)	(81,329)	14
Selling, general and administrative expenses	(13,921)	(10,661)	(31)
Operating income (loss)	(7,699)	3,279	(a)
Other income (expense), net	(1,914)	562	(a)
Pretax income (loss)	$(9,613)	$3,841	(a)
(a) Percentage not meaningful.
Our Southeast homebuilding reporting segment’s total revenues for the three months ended February 28, 2015 were generated solely from housing operations. In the year-earlier quarter, total revenues were comprised of both housing and land sale revenues. Housing revenues for the first quarter of 2015 decreased 12% from the year-earlier quarter due to a 15% decrease in the number of homes delivered that was slightly offset by a 3% increase in the average selling price. The year-over-year decrease in the number of homes delivered in the first quarter of 2015 reflected this segment having 16% fewer homes in backlog at the beginning of the first quarter of 2015 compared to the beginning of the year-ago quarter. The year-over-year increase in the average selling price was primarily due to a greater proportion of homes delivered from higher-priced communities, a change in product mix to larger home sizes, and generally rising home prices. This segment generated $8.1 million of revenues from land sales in the three months ended February 28, 2014.
For the three months ended February 28, 2015, this segment’s pretax results declined $13.5 million from the year-earlier period, largely due to lower housing gross profits, the absence of land sale gross profits, and higher selling, general and administrative expenses. In addition, this segment had other expense, net of $1.9 million in the first quarter of 2015, compared to other income, net of $.6 million in the year-earlier quarter. The housing gross profit margin decreased to 8.1% for the 2015 first quarter from 14.9% for the first quarter of 2014, reflecting the combined impacts of higher land and construction costs, lower operating leverage, lower margins on homes delivered from recently activated land previously held for future development, unfavorable warranty adjustments of $.8 million, land option contract abandonment charges of $.4 million, competitive pricing pressures in certain markets in the current quarter, and a slight increase in sales incentives as a percentage of housing revenues. In the three months ended February 28, 2014, this segment also produced land sale gross profits of $1.0 million. Selling, general and administrative expenses increased in the first quarter of 2015 from the year-earlier period primarily due to increased overhead costs to support new community openings, and an increase in the accrual for the estimated minimum probable loss with respect to the Florida Attorney General’s Office inquiry as discussed in Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. Other income (expense), net declined in the first quarter of 2015 primarily due to the inclusion of a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in the 2014 first quarter.
FINANCIAL SERVICES REPORTING SEGMENT
Our financial services reporting segment offers property and casualty insurance services and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. In addition, since July 2014, this segment has offered mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through HCM, a joint venture of a subsidiary of ours and a subsidiary of Nationstar. As discussed in Note 2. Segment Information in the Notes to Consolidated Financial Statements in this report, prior to HCM’s operational launch on July 21, 2014, this segment earned revenues pursuant to the terms of a marketing services agreement with Nationstar.
Based on the number of homes delivered in the three months ended February 28, 2015, 65% of our homebuyers used HCM to finance the purchase of their home, compared to 56% that used Nationstar in the year-earlier period. We expect to see increases in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from HCM.
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended February 28,
	2015	2014
Revenues	$2,233	$2,420
Expenses	(964)	(852)
Equity in income (loss) of unconsolidated joint ventures	414	(6)
Pretax income	$1,683	$1,562

Total originations (a):
Loans	895	—
Principal	$216,061	$—
Percentage of homebuyers using HCM	65%	—%
Average FICO score	716	—

Loans sold to third parties (a):
Loans	1,010	—
Principal	$247,975	$—
(a)    Loan originations and sales occurred within HCM, which began operations on July 21, 2014.

Revenues. Our financial services operations generated revenues primarily from insurance commissions and title services. These operations also earned marketing services fees, pursuant to the marketing services agreement with Nationstar, until July 21, 2014. Financial services revenues totaled $2.2 million for the three months ended February 28, 2015 and $2.4 million for the three months ended February 28, 2014. The year-over-year decrease in our financial services revenues for the three months ended February 28, 2015 was mainly due to the absence of marketing services revenues in the current period.
Expenses. General and administrative expenses totaled $1.0 million for the three months ended February 28, 2015 and $.9 million for the year-earlier period.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $.4 million for the three months ended February 28, 2015 and the equity in loss of unconsolidated joint ventures was negligible for the three months ended February 28, 2014. The equity in income of unconsolidated joint ventures for the three months ended February 28, 2015 was primarily comprised of income from HCM.
INCOME TAXES
We recognized income tax expense of $2.7 million for the three months ended February 28, 2015 and $.2 million for the three months ended February 28, 2014. Our income tax expense for the three months ended February 28, 2015 reflected the favorable net impact of $1.4 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective tax rate of 25.7%. Our effective tax rate for the three months ended February 28, 2014 was not a meaningful item due to the effects of the full valuation allowance against our deferred tax assets at that time.
Our deferred tax assets of $863.8 million as of February 28, 2015 and $866.4 million as of November 30, 2014, were both partly offset by a valuation allowance of $41.2 million. The deferred tax asset valuation allowances as of February 28, 2015 and November 30, 2014 were primarily related to foreign tax credits and certain state NOL that had not met the “more likely than not” realization standard. Further information regarding our deferred tax asset valuation allowance is provided in Note 11. Income Taxes in the Notes to Consolidated Financial Statements in this report.
The benefits of our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of February 28, 2015, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
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
Our investments in land and land development moderated to approximately $201.6 million for the three months ended February 28, 2015 from $354.3 million for the year-earlier period, reflecting our strategic focus on generating cash from operations in 2015 after having built a substantial land pipeline through aggressive investments over the past few years. Approximately 73% of our total investments in the first quarter of 2015 related to land development, compared to approximately 37% in the year-earlier quarter. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the three months ended February 28, 2015 and 2014, most were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards, though given our present land pipeline, we expect our investment in land and land development for the year ended November 30, 2015 will moderate on an overall basis compared to the prior year and that a higher proportion of our investment will continue to be dedicated to land development, as occurred in the 2015 first quarter.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	February 28, 2015		November 30, 2014		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	12,366	$1,563,474	12,834	$1,596,480	(468)	$(33,006)
Southwest	9,325	555,389	9,557	538,705	(232)	16,684
Central	18,898	622,082	19,129	588,054	(231)	34,028
Southeast	10,077	505,438	10,678	495,148	(601)	10,290
Total	50,666	$3,246,383	52,198	$3,218,387	(1,532)	$27,996
The number of lots owned or controlled under land option contracts and other similar contracts at February 28, 2015 decreased from November 30, 2014 largely due to homes delivered in the 2015 first quarter.
The increase in the carrying value of lots owned or controlled under land option contracts and other similar contracts at February 28, 2015 compared to November 30, 2014 reflected the investments we made in land and land development during the first quarter of 2015.
Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots decreased to 19% at February 28, 2015, compared to 21% at November 30, 2014. Generally, this percentage fluctuates with our assessments of opportunities to control (or abandon) lots under land option contracts and other similar contracts, compared to opportunities to purchase (or sell owned) lots, in accordance with our investment return and marketing standards.
We ended our 2015 first quarter with $573.6 million of cash and cash equivalents and restricted cash, compared to $383.6 million at November 30, 2014. Our balance of unrestricted cash and cash equivalents increased to $545.6 million at February 28, 2015 from $356.4 million at November 30, 2014, primarily due to net proceeds from the underwritten public issuance of the 7.625% Senior Notes due 2023, partly offset by investments in land and land development we made during the three months ended February 28, 2015. The majority of our cash and cash equivalents at February 28, 2015 and November 30, 2014 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	February 28, 2015	November 30, 2014	Variance
Mortgages and land contracts due to land sellers and other loans	$35,528	$38,250	$(2,722)
Senior notes	2,558,642	2,308,275	250,367
Convertible senior notes	230,000	230,000	—
Total	$2,824,170	$2,576,525	$247,645
Our higher debt balance at February 28, 2015 compared to November 30, 2014 was mainly due to the issuance of $250.0 million in aggregate principal amount of the 7.625% Senior Notes due 2023 in the first quarter of 2015. The terms of these notes are described in Note 12. Notes Payable in the Notes to Consolidated Financial Statements in this report. We plan to use the net proceeds of approximately $247 million from this issuance to retire $199.9 million in aggregate principal amount of our 6 1/4% Senior Notes due 2015 at their maturity on June 15, 2015, unless we otherwise earlier redeem or purchase some or all of such notes, and/or for general corporate purposes, including without limitation working capital, land acquisition and land development. Our financial leverage, as measured by the ratio of debt to capital, was 63.8% at February 28, 2015, compared to 61.8% at November 30, 2014. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at February 28, 2015 was 58.4%, compared to 57.9% at November 30, 2014.
LOC Facilities. As of February 28, 2015 and November 30, 2014, we had $27.2 million and $26.7 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $28.0 million at February 28, 2015 and $27.2 million at November 30, 2014, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities, or other similar facility arrangements, with the same or other financial institutions.
Unsecured Revolving Credit Facility. The amount of our Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. The Credit Facility is further described in Note 12. Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no significant changes to the terms of our Credit Facility during the three months ended February 28, 2015 from those disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended November 30, 2014.
The financial covenants under our Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants related to our consolidated tangible net worth, Leverage Ratio, either our Interest Coverage Ratio or minimum level of liquidity and other requirements under the Credit Facility, each as defined therein, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 28, 2015:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.10 billion	$1.60 billion
Leverage Ratio	<	.825	.638
Interest Coverage Ratio (a)	>	1.40	1.50
Minimum Liquidity (a)	>	$200.0 million	$545.6 million
Investments in joint ventures and non-guarantor subsidiaries	<	$456.0 million	$109.7 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$239.6 million

(a)
Under the terms of the Credit Facility, we are required to meet either the Interest Coverage Ratio or a minimum level of liquidity, but not both. As of February 28, 2015, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
As of February 28, 2015, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2015, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $35.5 million, secured primarily by the underlying property, which had an aggregate carrying value of $132.0 million.

Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended February 28,
	2015	2014
Net cash provided by (used in):
Operating activities	$(48,909)	$(221,063)
Investing activities	(3,000)	(84)
Financing activities	241,220	(4,926)
Net increase (decrease) in cash and cash equivalents	$189,311	$(226,073)
Operating Activities. Operating activities used net cash of $48.9 million in the three months ended February 28, 2015 and $221.1 million in the corresponding period of 2014. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. The year-over-year change in net operating cash flows for the three months ended February 28, 2015 was largely due to a decrease in cash used for investments in land and land development.
Our net cash used in operating activities in the three months ended February 28, 2015 mainly reflected a net decrease in accounts payable, accrued expenses and other liabilities of $28.0 million, net cash of $20.4 million used for investments in inventories, and a net increase in receivables of $13.9 million, partly offset by net income of $7.8 million. In the three months ended February 28, 2014, our net cash used in operating activities was largely due to $205.0 million of net cash used for investments in inventories, a net decrease in accounts payable, accrued expenses and other liabilities of $14.5 million, a net increase in receivables of $10.2 million and other operating uses of $3.5 million, partly offset by net income of $10.6 million.
Investing Activities. Investing activities used net cash of $3.0 million in the three months ended February 28, 2015 and $.1 million in the year-earlier period. In the three months ended February 28, 2015, our uses of cash included $2.4 million for contributions to unconsolidated joint ventures and $.6 million for net purchases of property and equipment. In the three months ended February 28, 2014, cash of $8.6 million used for contributions to unconsolidated joint ventures and $1.6 million used for net purchases of property and equipment was largely offset by proceeds of $10.1 million from the sale of our investment in an unconsolidated joint venture.
Financing Activities. Financing activities provided net cash of $241.2 million in the three months ended February 28, 2015 and used net cash of $4.9 million in the three months ended February 28, 2014. The cash provided by financing activities in 2015 was primarily due to total net proceeds received from the underwritten public issuance of the 7.625% Senior Notes due 2023.
In the three months ended February 28, 2015, cash was provided mainly by proceeds of $250.0 million from the underwritten public issuance of the 7.625% Senior Notes due 2023. This cash provided was partly offset by the payment of debt issuance costs of $3.0 million associated with the issuance of senior notes, payments on mortgages and land contracts due to land sellers and other loans of $2.7 million, and dividend payments on our common stock of $2.3 million. In the three months ended February 28, 2014, uses of financing cash included payments on mortgages and land contracts due to land sellers and other loans of $2.7 million and dividend payments on our common stock of $2.1 million.
During the three months ended February 28, 2015 and 2014, our board of directors declared, and we paid, a cash dividend of $.0250 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital and land, to develop acquired land, to construct homes, to finance our financial services operations, and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return and marketing standards, in the remainder of 2015 we may use or redeploy our unrestricted cash resources to support other business purposes that are aligned with our primary strategic goals, including our growth and asset efficiency initiatives. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions, and/or expand the capacity of the Credit Facility or the LOC Facilities or enter into additional such facilities. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, and may include potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land and land development investment targets, and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. Our ability to engage in such financial transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 8. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $178.0 million at February 28, 2015 and $182.2 million at November 30, 2014. Our investments in unconsolidated joint ventures totaled $73.5 million at February 28, 2015 and $79.4 million at November 30, 2014. None of our unconsolidated joint ventures had outstanding debt at February 28, 2015 or November 30, 2014. In addition, none of our joint ventures at February 28, 2015 or November 30, 2014 were determined to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. As discussed in Note 7. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At February 28, 2015, we had total cash deposits of $28.5 million to purchase land having an aggregate purchase price of $829.2 million. At November 30, 2014, we had total deposits of $33.2 million, comprised of $33.1 million of cash deposits and $.1 million of letters of credit, to purchase land having an aggregate purchase price of $958.5 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at February 28, 2015, we estimate the remaining purchase price to be paid would be as follows: 2015 – $328.0 million; 2016 – $204.2 million; 2017 – $55.4 million; 2018 – $48.2 million; 2019 – $35.7 million; and thereafter – $129.2 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $50.2 million at February 28, 2015 and $48.0 million at November 30, 2014. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of February 28, 2015 and November 30, 2014 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluate our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $3.1 million at both February 28, 2015 and November 30, 2014.
Contractual Obligations. Due to the issuance of the 7.625% Senior Notes due 2023, which is further described in Note 12. Notes Payable in the Notes to Consolidated Financial Statements in this report, our contractual obligations as of February 28, 2015 have changed materially from those reported in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended November 30, 2014. The following table sets forth our future cash requirements related to the contractual obligations of our long-term debt and interest as of February 28, 2015 (in thousands):

	Total	2015	2016-2017	2018-2019	Thereafter
Contractual obligations:
Long-term debt	$2,830,434	$218,296	$282,138	$930,000	$1,400,000
Interest	947,322	141,955	341,021	252,804	211,542
Total	$3,777,756	$360,251	$623,159	$1,182,804	$1,611,542

There have been no other significant changes in our contractual obligations from those reported in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended November 30, 2014.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2015 from those disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended November 30, 2014.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
We currently expect generally healthy conditions in most of our served markets throughout 2015, though the pace and strength of demand for housing across those markets, and in the overall U.S. market, will largely depend on sustained improvement in consumer employment, income and confidence levels; a favorable economic environment; and mortgage lending standards and mortgage loan interest rates. Having ended our 2015 first quarter with 25% more new home communities open for sales than we had a year ago, we believe we are well-positioned for the spring selling season and to accomplish our top priorities for 2015, particularly in view of the positive housing market conditions.
As discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” included in our Annual Report on Form 10-K for the year ended November 30, 2014, we continue to expect:

•
additional community count growth in the remainder of 2015, with the full year average projected to increase in the range of 15-20% from 2014, depending on sales absorption rates and the timing of community close-outs;

•
our investment in land and land development in 2015 to be in a range of $1.1 billion to $1.4 billion on an overall basis, compared to the $1.47 billion we invested in 2014, with a higher proportion of our current-year investment dedicated to land development in order to advance the conversion of our owned land into new home communities open for sales;

•
our net orders per community to remain relatively flat in 2015 as we work to achieve our longer-term housing gross profit margin targets. As a result, we anticipate that our net order growth will generally be within the range of our community count growth for 2015; and

•
to focus in 2015 on further extending our growth trajectory and enhancing our asset efficiency by implementing initiatives that will emphasize generating cash from operations, including through continued activations of certain land previously held for future development and executing on opportunities to monetize other land assets through land sales, as occurred in the first quarter; gaining share in our served markets; increasing our housing gross profits; and improving our return on invested capital.

In the second quarter of 2015, we intend to continue our efforts to expand our community count to promote additional growth in our net orders, backlog, homes delivered and revenues, building on our progress in the first quarter. Based on our backlog at February 28, 2015 and anticipated backlog conversion performance, we expect our 2015 second quarter housing revenues to be in the range of $580 million to $615 million. In the second half of the year, we will focus on sustaining our momentum and realizing the anticipated benefit of increased revenues generated from our expanded community platform.
Looking ahead, we believe our execution of our primary strategic initiatives in combination with our higher community count will enable us to accelerate growth in our revenues and realize operating leverage improvements as the year unfolds; produce sequential improvement in our housing gross profit margin in each remaining quarter of 2015, although at lower levels compared to corresponding prior-year periods; and bolster our bottom-line performance and deliver strong operating results, particularly in the second half of the year.
We are working to improve our housing gross profit margin in the remaining quarters of 2015 primarily through increasing the proportion of homes delivered from recently opened communities, which in many cases are projected to have higher housing gross profit margins than our 2015 first quarter housing gross profit margin; raising home selling prices as market conditions allow; containing increases in direct construction costs to the extent feasible; and delivering a larger number of homes that will allow us to benefit from economies of scale and better operating leverage. We also anticipate that the negative impact of start-up field costs associated with new home community openings, which tempered our housing gross profit margin in the first quarter of 2015, will diminish over time as these communities convert orders into revenues. Sales incentives did not contribute to the year-over-year decline in our housing gross profit margin in the 2015 first quarter and are not expected to significantly impact our year-over-year housing gross profit margin comparisons for the remainder of the year. In the second quarter of 2015, we are projecting a sequential improvement of approximately 50 basis points in our housing gross profit margin. We expect further sequential improvements in our housing gross profit margin in both the third and fourth quarters of 2015 and to significantly narrow the year-over-year gap in our housing gross profit margin percentage by the end of the year. We are projecting full-year housing revenues in the range of $2.8 billion to $3.1 billion, and land sale revenues of approximately $100 million in 2015.
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

•
our ability to successfully implement our current and planned strategies and initiatives with respect to product, geographic and market positioning (including our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open additional new home communities for sales, sell higher-priced homes and more design options, increase the size and value of our backlog, and our operational and investment concentration in markets in California), revenue growth, asset optimization (including by effectively balancing home sales prices and sales pace in our new home communities), asset activation and/or monetization, local field management and talent investment, containing and leveraging overhead costs, gaining share in our served markets and increasing our housing gross profit margins and profitability;

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
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of February 28, 2015 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2015	$199,906	6.3%
2016	—	—
2017	265,000	9.5
2018	300,000	7.3
2019	630,000	3.5
Thereafter	1,400,000	7.5
Total	$2,794,906	6.7%
Fair value at February 28, 2015	$2,850,530
For additional information regarding our market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended November 30, 2014.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2015.
There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 15. Legal Matters in the Notes to Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2014.

Item 6.	Exhibits

Exhibits

4.32	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

4.33
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195) is incorporated by reference herein.

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

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months ended February 28, 2015 and 2014, (b) Consolidated Balance Sheets as of February 28, 2015 and November 30, 2014, (c) Consolidated Statements of Cash Flows for the three months ended February 28, 2015 and 2014, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	April 7, 2015	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 7, 2015	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

4.32	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

4.33
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195) is incorporated by reference herein.

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

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months ended February 28, 2015 and 2014, (b) Consolidated Balance Sheets as of February 28, 2015 and November 30, 2014, (c) Consolidated Statements of Cash Flows for the three months ended February 28, 2015 and 2014, and (d) Notes to Consolidated Financial Statements.