Form 10-Q
period 2015-05-31
KB HOME
filed 2015-07-02
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2015.
There were 92,017,178 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2015. The registrant’s grantor stock ownership trust held an additional 10,335,461 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Total revenues	$1,203,090	$1,015,694	$622,969	$565,007
Homebuilding:
Revenues	$1,198,692	$1,010,663	$620,804	$562,396
Construction and land costs	(1,016,828)	(825,834)	(524,410)	(456,560)
Selling, general and administrative expenses	(149,604)	(132,818)	(78,532)	(71,544)
Operating income	32,260	52,011	17,862	34,292
Interest income	255	283	152	115
Interest expense	(13,456)	(19,834)	(8,118)	(8,558)
Equity in income (loss) of unconsolidated joint ventures	(758)	1,912	(411)	(678)
Homebuilding pretax income	18,301	34,372	9,485	25,171
Financial services:
Revenues	4,398	5,031	2,165	2,611
Expenses	(1,892)	(1,704)	(928)	(852)
Equity in income (loss) of unconsolidated joint ventures	2,365	(12)	1,951	(6)
Financial services pretax income	4,871	3,315	3,188	1,753
Total pretax income	23,172	37,687	12,673	26,924
Income tax expense	(5,800)	(500)	(3,100)	(300)
Net income	$17,372	$37,187	$9,573	$26,624
Earnings per share:
Basic	$.19	$.43	$.10	$.30
Diluted	$.18	$.40	$.10	$.27
Weighted average shares outstanding:
Basic	91,974	86,668	91,995	89,529
Diluted	101,470	96,759	101,544	99,508
Cash dividends declared per common share	$.050	$.050	$.025	$.025
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2015	November 30, 2014
Assets
Homebuilding:
Cash and cash equivalents	$439,920	$356,366
Restricted cash	27,213	27,235
Receivables	151,578	125,488
Inventories	3,393,672	3,218,387
Investments in unconsolidated joint ventures	77,935	79,441
Deferred tax assets, net	819,532	825,232
Other assets	117,745	114,915
	5,027,595	4,747,064
Financial services	11,465	10,486
Total assets	$5,039,060	$4,757,550

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$164,614	$172,716
Accrued expenses and other liabilities	437,115	409,882
Notes payable	2,819,510	2,576,525
	3,421,239	3,159,123
Financial services	1,985	2,517
Stockholders’ equity:
Common stock	115,469	115,387
Paid-in capital	676,228	668,857
Retained earnings	1,404,029	1,391,256
Accumulated other comprehensive loss	(21,008)	(21,008)
Grantor stock ownership trust, at cost	(112,106)	(112,106)
Treasury stock, at cost	(446,776)	(446,476)
Total stockholders’ equity	1,615,836	1,595,910
Total liabilities and stockholders’ equity	$5,039,060	$4,757,550
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2015	2014
Cash flows from operating activities:
Net income	$17,372	$37,187
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(1,607)	(1,900)
Amortization of discounts and issuance costs	3,914	3,360
Depreciation and amortization	1,646	1,026
Deferred income taxes	5,700	—
Stock-based compensation	7,428	3,725
Land option contract abandonments	984	790
Changes in assets and liabilities:
Receivables	(17,999)	(17,101)
Inventories	(116,664)	(579,173)
Accounts payable, accrued expenses and other liabilities	(34,048)	2,474
Other, net	(2,626)	(4,917)
Net cash used in operating activities	(135,900)	(554,529)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(13,244)	(16,242)
Proceeds from sale of investment in unconsolidated joint venture	—	10,110
Purchases of property and equipment, net	(1,590)	(3,012)
Net cash used in investing activities	(14,834)	(9,144)
Cash flows from financing activities:
Change in restricted cash	22	(2,331)
Proceeds from issuance of debt	250,000	400,000
Payment of debt issuance costs	(3,337)	(5,448)
Payments on mortgages and land contracts due to land sellers and other loans	(7,757)	(6,476)
Proceeds from issuance of common stock, net	—	137,045
Issuance of common stock under employee stock plans	25	64
Payments of cash dividends	(4,599)	(4,388)
Stock repurchases	(300)	(46)
Net cash provided by financing activities	234,054	518,420
Net increase (decrease) in cash and cash equivalents	83,320	(45,253)
Cash and cash equivalents at beginning of period	358,768	532,523
Cash and cash equivalents at end of period	$442,088	$487,270
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of May 31, 2015, the results of our consolidated operations for the three months and six months ended May 31, 2015 and 2014, and our consolidated cash flows for the six months ended May 31, 2015 and 2014. The results of our consolidated operations for the three months and six months ended May 31, 2015 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2014 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2014, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $285.3 million at May 31, 2015 and $197.7 million at November 30, 2014. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted Cash. Restricted cash at May 31, 2015 and November 30, 2014 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (“LOC Facilities”).
Comprehensive Income. Our comprehensive income was $9.6 million for the three months ended May 31, 2015 and $26.6 million for the three months ended May 31, 2014. For the six months ended May 31, 2015 and 2014, our comprehensive income was $17.4 million and $37.2 million, respectively. Our comprehensive income for each of the three-month and six-month periods ended May 31, 2015 and 2014 was equal to our net income for the same periods.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. We believe the adoption of ASU 2015-03 will not have a material effect on our consolidated financial statements.
Reclassifications. Certain amounts in our consolidated financial statements for prior years have been reclassified to conform to the current period presentation.

2.	Segment Information
As of May 31, 2015, we had identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of May 31, 2015, our homebuilding reporting segments conducted ongoing operations in the following states:
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
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. This segment earns revenues primarily from insurance commissions and from the provision of title services. Prior to July 21, 2014, this segment also earned revenues pursuant to the terms of a marketing services agreement with Nationstar Mortgage LLC (“Nationstar”), under which Nationstar was our preferred mortgage lender and offered mortgage banking services, including residential mortgage loan (“mortgage loan”) originations, to our homebuyers who elected to use the lender. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of their home. Since July 21, 2014, we have offered mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through Home Community Mortgage, LLC (“HCM”), a joint venture of a subsidiary of ours and a subsidiary of Nationstar. Through these respective subsidiaries, we have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM, with Nationstar providing management oversight of HCM’s operations.
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

The following tables present financial information relating to our segments (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Revenues:
West Coast	$554,543	$442,041	$277,288	$260,320
Southwest	145,318	94,496	80,181	48,381
Central	335,496	297,546	176,348	172,384
Southeast	163,335	176,580	86,987	81,311
Total homebuilding revenues	1,198,692	1,010,663	620,804	562,396
Financial services	4,398	5,031	2,165	2,611
Total	$1,203,090	$1,015,694	$622,969	$565,007

Pretax income (loss):
West Coast	$40,408	$54,329	$18,554	$35,964
Southwest	8,688	5,056	5,245	3,771
Central	23,351	13,292	13,125	10,516
Southeast	(16,214)	(1,916)	(6,601)	(5,757)
Corporate and other	(37,932)	(36,389)	(20,838)	(19,323)
Total homebuilding pretax income	18,301	34,372	9,485	25,171
Financial services	4,871	3,315	3,188	1,753
Total	$23,172	$37,687	$12,673	$26,924

Land option contract abandonments:
West Coast	$—	$103	$—	$103
Southwest	—	—	—	—
Central	—	433	—	—
Southeast	984	254	536	254
Total	$984	$790	$536	$357

	May 31, 2015	November 30, 2014
Inventories:
Homes under construction
West Coast	$639,285	$536,843
Southwest	101,275	65,647
Central	241,858	201,164
Southeast	138,156	124,618
Subtotal	1,120,574	928,272

	May 31, 2015	November 30, 2014
Land under development
West Coast	$708,611	$765,577
Southwest	350,726	334,691
Central	399,294	363,933
Southeast	256,159	245,948
Subtotal	1,714,790	1,710,149

Land held for future development
West Coast	294,536	294,060
Southwest	127,063	138,367
Central	22,043	22,957
Southeast	114,666	124,582
Subtotal	558,308	579,966
Total	$3,393,672	$3,218,387

Assets:
West Coast	$1,773,389	$1,695,753
Southwest	619,215	579,201
Central	761,411	678,139
Southeast	549,531	531,011
Corporate and other	1,324,049	1,262,960
Total homebuilding assets	5,027,595	4,747,064
Financial services	11,465	10,486
Total	$5,039,060	$4,757,550

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Revenues
Insurance commissions	$2,724	$2,532	$1,290	$1,270
Title services	1,673	1,599	874	891
Marketing services fees	—	900	—	450
Interest income	1	—	1	—
Total	4,398	5,031	2,165	2,611
Expenses
General and administrative	(1,892)	(1,704)	(928)	(852)
Operating income	2,506	3,327	1,237	1,759
Equity in income (loss) of unconsolidated joint ventures	2,365	(12)	1,951	(6)
Pretax income	$4,871	$3,315	$3,188	$1,753

	May 31, 2015	November 30, 2014
Assets
Cash and cash equivalents	$2,168	$2,402
Receivables	681	1,738
Investments in unconsolidated joint ventures	8,514	6,149
Other assets	102	197
Total assets	$11,465	$10,486
Liabilities
Accounts payable and accrued expenses	$1,985	$2,517
Total liabilities	$1,985	$2,517

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Numerator:
Net income	$17,372	$37,187	$9,573	$26,624
Less: Distributed earnings allocated to nonvested restricted stock	(16)	(12)	(8)	(6)
Less: Undistributed earnings allocated to nonvested restricted stock	(45)	(88)	(24)	(66)
Numerator for basic earnings per share	17,311	37,087	9,541	26,552
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	1,333	1,333	667	667
Add: Undistributed earnings allocated to nonvested restricted stock	45	88	24	66
Less: Undistributed earnings reallocated to nonvested restricted stock	(41)	(80)	(22)	(59)
Numerator for diluted earnings per share	$18,648	$38,428	$10,210	$27,226
Denominator:
Weighted average shares outstanding — basic	91,974	86,668	91,995	89,529
Effect of dilutive securities:
Share-based payments	1,094	1,689	1,147	1,577
Convertible senior notes	8,402	8,402	8,402	8,402
Weighted average shares outstanding — diluted	101,470	96,759	101,544	99,508
Basic earnings per share	$.19	$.43	$.10	$.30
Diluted earnings per share	$.18	$.40	$.10	$.27
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2015 or 2014.

Outstanding stock options to purchase 6.9 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and six-month periods ended May 31, 2015, and outstanding stock options to purchase 5.2 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and six-month periods ended May 31, 2014, because the effect of their inclusion in each case would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each a “PSU”) were not included in the earnings per share calculations for the three-month and six-month periods ended May 31, 2015 and 2014, as the applicable vesting conditions had not been satisfied.

5.	Inventories
Inventories consisted of the following (in thousands):

	May 31, 2015	November 30, 2014
Homes under construction	$1,120,574	$928,272
Land under development	1,714,790	1,710,149
Land held for future development	558,308	579,966
Total	$3,393,672	$3,218,387
Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized to construction and land costs as the related inventories are delivered to homebuyers. Interest and real estate taxes are not capitalized on land held for future development.
Our interest costs were as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Capitalized interest at beginning of period	$266,668	$216,681	$284,040	$227,200
Interest incurred	94,202	82,438	49,199	43,158
Interest expensed	(13,456)	(19,834)	(8,118)	(8,558)
Interest amortized to construction and land costs	(47,736)	(37,702)	(25,443)	(20,217)
Capitalized interest at end of period (a)	$299,678	$241,583	$299,678	$241,583

(a)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed on a quarterly basis to determine if indicators of potential impairment exist. We record an inventory impairment charge when indicators of potential impairment exist and the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. We evaluated 26 and 14 communities or land parcels for recoverability during the six months ended May 31, 2015 and 2014, respectively. The carrying value of the communities or land parcels evaluated during the six months ended May 31, 2015 and 2014 was $212.5 million and $70.5 million, respectively. Some of the communities or land parcels evaluated during the six months ended May 31, 2015 and 2014 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period, if any, are counted only once for each six-month period shown. Based on the results of our evaluations, we had no inventory impairment charges for the three months and six months ended May 31, 2015 and 2014.
As of May 31, 2015, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $268.9 million, representing 26 communities and various other land parcels. As of November 30, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $266.6 million, representing 33 communities and various other land parcels.

Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.5 million corresponding to 114 lots for the three months ended May 31, 2015, and $1.0 million of such charges corresponding to 426 lots for the six months ended May 31, 2015. We recognized land option contract abandonment charges of $.4 million corresponding to 32 lots for the three months ended May 31, 2014, and $.8 million of such charges corresponding to 682 lots for the six months ended May 31, 2014. We sometimes abandon land option contracts and other similar contracts when we have incurred costs of less than $100,000; the corresponding lots, which totaled zero and 1,987 lots for the three months ended May 31, 2015 and May 31, 2014, respectively, and zero and 5,367 lots for the six months ended May 31, 2015 and May 31, 2014, respectively, and the related costs are not included in the amounts above.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, it is possible that actual results could differ substantially from those estimated.

7.	Variable Interest Entities
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures to determine whether they are VIEs and, if so, whether we are the primary beneficiary. None of our joint ventures at May 31, 2015 and November 30, 2014 were determined to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. Under such contracts, we typically pay a specified option or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2015 and November 30, 2014 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2015		November 30, 2014
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$11,564	$537,300	$10,633	$520,628
Other land option contracts and other similar contracts	19,714	370,025	22,426	437,842
Total	$31,278	$907,325	$33,059	$958,470
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $52.1 million at May 31, 2015 and $48.0 million at November 30, 2014. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at November 30, 2014 in lieu of cash deposits under certain land option contracts and other similar contracts. There were no such outstanding letters of credit at May 31, 2015.
We also evaluate our land option contracts and other similar contracts for financing arrangements, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $48.8 million at May 31, 2015 and $3.1 million at November 30, 2014.

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
We typically have obtained rights to acquire portions of the land held by the unconsolidated joint ventures in which we currently participate. When an unconsolidated joint venture sells land to our homebuilding operations, we defer recognition of our share of such unconsolidated joint venture’s earnings (losses) until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings (losses) as a reduction (increase) to the cost of purchasing the land from the unconsolidated joint venture. We defer recognition of our share of such unconsolidated joint venture losses only to the extent profits are to be generated from the sale of the home to a homebuyer.
We share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. In some instances, we recognize profits and losses related to our investment in an unconsolidated joint venture that differ from our equity interest in the unconsolidated joint venture. This typically arises from our deferral of the unconsolidated joint venture’s profits or losses from land sales to us, or other items.
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Revenues	$6,420	$6,118	$3,210	$—
Construction and land costs	(13,992)	(3,523)	(10,249)	—
Other expense, net	(1,411)	(2,038)	(715)	(908)
Income (loss)	$(8,983)	$557	$(7,754)	$(908)
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	May 31, 2015	November 30, 2014
Assets
Cash	$14,133	$23,699
Receivables	5,923	5,106
Inventories	161,015	153,427
Total assets	$181,071	$182,232
Liabilities and equity
Accounts payable and other liabilities	$17,420	$10,824
Equity	163,651	171,408
Total liabilities and equity	$181,071	$182,232
The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	May 31, 2015	November 30, 2014
Number of investments in unconsolidated joint ventures	6	6
Investments in unconsolidated joint ventures	$77,935	$79,441
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	454	618
In the first quarter of 2014, we sold our interest in an unconsolidated joint venture in Maryland for $10.1 million, which resulted in a gain of $3.2 million that was included in equity in income of unconsolidated joint ventures in our consolidated statement of operations for the six months ended May 31, 2014. None of our unconsolidated joint ventures had outstanding debt at May 31, 2015 or November 30, 2014.

9.	Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2015	November 30, 2014
Cash surrender value of insurance contracts	$70,675	$70,571
Debt issuance costs	27,247	27,082
Property and equipment, net	11,775	11,831
Prepaid expenses	8,048	5,431
Total	$117,745	$114,915

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2015	November 30, 2014
Employee compensation and related benefits	$97,117	$113,875
Inventory-related obligations	93,377	52,009
Self-insurance and other litigation liabilities	93,277	89,606
Accrued interest payable	66,688	63,275
Warranty liability	46,472	45,196
Customer deposits	18,459	15,197
Real estate and business taxes	9,021	13,684
Other	12,704	17,040
Total	$437,115	$409,882

11.	Income Taxes
Income Tax Expense. We recognized income tax expense of $3.1 million for the three months ended May 31, 2015 and $.3 million for the three months ended May 31, 2014. Our income tax expense for the six months ended May 31, 2015 was $5.8 million, compared to $.5 million for the six months ended May 31, 2014. Income tax expense for the three months ended May 31, 2015 reflected the favorable net impact of $1.7 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective tax rate of 24.5%. For the six months ended May 31, 2015, our effective tax rate of 25.0% reflected the favorable net impact of $3.1 million of federal energy tax credits. Our effective tax rates for the three months and six months ended May 31, 2014 were not meaningful items due to the effects of the full valuation allowance against our deferred tax assets at that time.

The tax credit impact in the three months and six months ended May 31, 2015 included energy tax credits we earned from building energy-efficient homes in 2014 under the Tax Increase Prevention Act, which was enacted into law on December 19, 2014. Among other things, the law retroactively extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2014. Prior to this legislation, the tax credit expired on December 31, 2013. The tax credit impact in the three months and six months ended May 31, 2015 also included additional energy tax credits we earned from building energy-efficient homes in 2012 and 2013.
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
During the three months and six months ended May 31, 2015, we made no adjustments to our deferred tax asset valuation allowance. Therefore, at May 31, 2015, we had deferred tax assets of $860.7 million that were partly offset by a valuation allowance of $41.2 million.
Unrecognized Tax Benefits. At May 31, 2015 and November 30, 2014, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million and $.3 million, respectively, of which $.1 million, if recognized, would affect our effective tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date due to various state tax filings associated with the resolution of a federal tax audit. Our fiscal years ending 2011 and later remain open to federal examinations, while fiscal years 2010 and later remain open to state examinations.

12.	Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2015	November 30, 2014
Mortgages and land contracts due to land sellers and other loans	$30,493	$38,250
6 1/4% Senior notes due June 15, 2015	199,905	199,891
9.10% Senior notes due September 15, 2017	263,093	262,729
7 1/4% Senior notes due June 15, 2018	299,477	299,402
4.75% Senior notes due May 15, 2019	400,000	400,000
8.00% Senior notes due March 15, 2020	346,542	346,253
7.00% Senior notes due December 15, 2021	450,000	450,000
7.50% Senior notes due September 15, 2022	350,000	350,000
7.625% Senior notes due May 15, 2023	250,000	—
1.375% Convertible senior notes due February 1, 2019	230,000	230,000
Total	$2,819,510	$2,576,525
Unsecured Revolving Credit Facility. We have a $200.0 million unsecured revolving credit facility with a syndicate of financial institutions (“Credit Facility”) that will mature on March 12, 2016. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $300.0 million under certain conditions and the availability of additional bank commitments, as well as a sublimit of $100.0 million for the issuance of letters of credit, which may be utilized in combination with or to replace the LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either the London Interbank Offered Rate or a base rate, plus a spread that depends on our debt rating and consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .50% to .75% of the unused commitment, based on our debt rating and Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. As of May 31, 2015, we had no cash borrowings and $.2 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2015, we had $199.8 million available for cash borrowings under the Credit Facility, with up to $99.8 million of that amount available for the issuance of letters of credit.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of May 31, 2015 and November 30, 2014, we had $26.8 million and $26.7 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2015, inventories having a carrying value of $125.4 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. We have an automatically effective universal shelf registration statement on file with the SEC that was filed on July 18, 2014 (“2014 Shelf Registration”). The 2014 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Senior Notes. On February 17, 2015, pursuant to the 2014 Shelf Registration, we completed the underwritten public issuance of $250.0 million in aggregate principal amount of 7.625% senior notes due 2023 (“7.625% Senior Notes due 2023”). As disclosed in Note 20. Subsequent Event, subsequent to the end of the second quarter of 2015, we used a portion of the net proceeds of approximately $247 million from this issuance to retire the remaining $199.9 million in aggregate principal amount of our 6 1/4% senior notes due 2015 (“6 1/4% Senior Notes due 2015”) at their maturity on June 15, 2015. We plan to use the remainder of the net proceeds for general corporate purposes, including without limitation working capital, land acquisition and land development.
All of our senior notes outstanding at May 31, 2015 and November 30, 2014 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually.
Convertible Senior Notes. The 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”) will mature on February 1, 2019, unless converted earlier by the holders, at their option, or redeemed by us, or purchased by us at the option of the holders following the occurrence of a fundamental change, as defined in the instruments governing these notes. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 1.375% Convertible Senior Notes due 2019. These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, as described in the instruments governing these notes.
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
As of May 31, 2015, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on the senior notes, the 1.375% Convertible Senior Notes due 2019, the mortgages and land contracts due to land sellers and other loans are due as follows: 2015 – $213.5 million; 2016 – $16.9 million; 2017 – $265.0 million; 2018 – $300.0 million; 2019 – $630.0 million; and thereafter – $1.40 billion.

13.	Fair Value Disclosures
Fair value measurements of assets and liabilities are categorized based on the following hierarchy:

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the six months ended May 31, 2015 and the year ended November 30, 2014 (in thousands):

Description	Fair Value Hierarchy	May 31, 2015	November 30, 2014
Inventories (a)	Level 2	$—	$6,421
Inventories (a)	Level 3	—	24,174

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period, as of the date that the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2015		November 30, 2014
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,559,017	$2,709,650	$2,308,275	$2,468,852
Convertible senior notes	Level 2	230,000	219,938	230,000	229,713
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
The changes in our warranty liability were as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Balance at beginning of period	$45,196	$48,704	$45,357	$43,419
Warranties issued	8,884	7,786	4,751	4,360
Payments	(14,642)	(20,162)	(7,047)	(11,451)
Adjustments (a)	7,034	4,609	3,411	4,609
Balance at end of period	$46,472	$40,937	$46,472	$40,937

(a)
As discussed below, adjustments for the three months and six months ended May 31, 2015 and 2014 were primarily comprised of a reclassification of estimated minimum probable recoveries to receivables. Adjustments for the three months and six months ended May 31, 2014 also included a reclassification of estimated minimum probable recoveries to establish a separate accrual for a water intrusion-related inquiry.

Central and Southwest Florida Claims. Since 2012, we have received warranty claims from homeowners in certain of our communities in central and southwest Florida primarily involving framing, stucco, roofing and/or sealant matters on homes we delivered between 2003 and 2009, with many concerning water intrusion-related issues. Based on the status of our ongoing investigation and repair efforts with respect to homes affected by these water intrusion-related issues, our overall warranty liability at May 31, 2015 and November 30, 2014 included $2.4 million and $9.4 million, respectively, for estimated remaining repair costs associated with (a) 141 and 324 identified affected homes, respectively, and (b) similarly affected homes that we believed at each respective date may be identified in the future. The $2.4 million at May 31, 2015 encompasses what we believe to be the probable overall cost of the repair effort remaining with respect to affected homes before insurance and other recoveries. However, our actual costs to fully resolve repairs on affected homes could differ from the overall costs we have estimated depending on the identification of additional affected homes in future periods, if any, and the nature of the work that is undertaken to complete repairs on identified affected homes. During the six months ended May 31, 2015, we resolved repairs on 220 affected homes and identified 37 additional affected homes. We consider repairs for affected homes to be resolved when all repairs are completed and all repair costs are fully paid. In the three-month periods ended May 31, 2015 and 2014, we paid $3.4 million and $8.1 million, respectively, to repair affected homes. During the six months ended May 31, 2015 and 2014, we paid $7.5 million and $14.1 million, respectively, to repair affected homes. As of May 31, 2015, we had paid $70.8 million of the probable total repair costs of $73.2 million that we have estimated for the overall repair effort. We anticipate resolving repairs on affected homes by the end of 2015.
We believe it is probable that we will recover a portion of our repair costs associated with affected homes from various sources, including our insurers, and subcontractors involved with the original construction of the homes and their insurers. During the six months ended May 31, 2015, we collected $5.0 million of such recoveries. Based on a review of our estimated potential recoveries during the second quarter of 2015, we increased our estimate of minimum probable recoveries. As of May 31, 2015, our estimated minimum probable recoveries, net of amounts collected, totaled $22.6 million, of which $2.4 million was included as an offset to our overall warranty liability and the remainder was included in receivables. As of November 30,

2014, our estimated minimum probable recoveries, net of amounts collected, was $26.6 million. The estimated minimum probable recoveries pertaining to affected homes are included in receivables to the extent they exceed the estimated remaining repair costs in our overall warranty liability associated with such homes. During the three months and six months ended May 31, 2015, we reclassified $3.4 million and $7.0 million, respectively, of estimated minimum probable recoveries that were in excess of the estimated remaining repair costs to a receivable. During the three months and six months ended May 31, 2014, we similarly reclassified $5.6 million of then-estimated minimum probable recoveries that were in excess of the then-estimated remaining repair costs. Our assessment of the water intrusion-related issues in central and southwest Florida, including the process of determining potentially responsible parties and our efforts to obtain recoveries, is ongoing, and, as a result, our estimate of minimum probable recoveries may change as additional information is obtained.
Overall Warranty Liability Assessment. In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty program, which would include homes in central and southwest Florida that have been or may in the future be identified as affected by water intrusion-related issues. Based on this evaluation, we believe our overall warranty liability as of May 31, 2015 is adequate. Depending on the number of additional homes in central and southwest Florida that are identified as affected by water intrusion-related issues, if any, and the actual costs we incur in future periods to repair such affected homes and/or homes affected by other issues, we may revise the amount of our estimated liability, which could result in an increase or decrease in our overall warranty liability. Based on our assessment of the water intrusion-related issues in central and southwest Florida, we believe that our overall warranty liability is adequate to cover the estimated probable total repair costs with respect to affected homes, though we believe it is reasonably possible that our loss in this matter could exceed the amount accrued as of May 31, 2015 by zero to $3 million.
Florida Attorney General’s Office Inquiry. In 2013, we were notified by the Florida Attorney General’s Office that it was making a preliminary inquiry into the status of our communities in Florida affected by water intrusion-related issues.  We are cooperating with the Florida Attorney General’s Office inquiry and are in discussions to resolve its concerns. While the ultimate outcome of the inquiry is uncertain, based on the status of our discussions, we established an accrual for the estimated minimum probable loss with respect to this inquiry during 2014 and increased the accrual during the three months and six months ended May 31, 2015. At this stage of our discussions, we believe it is reasonably possible that our loss in this matter could exceed the amount accrued by zero to $5 million.
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
We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our liabilities related to unpaid claims, claim adjustment expenses, third-party recoveries and incurred but not yet reported claims associated with the risks that we are assuming under our self-insurance. Key assumptions used in these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; insurance industry practices; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Though state regulations vary, structural warranty or construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated liability relates to incurred but not yet reported claims. Because the majority of our estimated liabilities relate to incurred but not yet reported claims, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
The changes in our self-insurance liability were as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Balance at beginning of period	$86,574	$92,214	$82,747	$90,416
Self-insurance expense (a)	7,225	5,653	4,790	3,037
Payments, net of recoveries (b)	(13,663)	(7,409)	(7,401)	(2,995)
Balance at end of period	$80,136	$90,458	$80,136	$90,458

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Recoveries are reflected in the period we receive funds from subcontractors and/or their insurers.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2015, we had $553.0 million of performance bonds and $27.0 million of letters of credit outstanding. At November 30, 2014, we had $541.6 million of performance bonds and $26.7 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2015, we had total cash deposits of $31.3 million to purchase land having an aggregate purchase price of $907.3 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

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
Wage and Hour Litigation. We, together with certain of our subsidiaries, are a defendant in lawsuits that allege violations of federal and state wage and hour statutes. In May 2011, a group of current and former sales representatives filed a collective action lawsuit in the United States District Court for the Southern District of Texas, Houston Division entitled Edwards, K. v. KB Home. The lawsuit alleges that we misclassified sales representatives and failed to pay minimum and overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07). In September 2012, the Edwards court conditionally certified a nationwide class that, as of the date of this report, consists of 409 plaintiffs. On May 21, 2015, the Edwards court scheduled an initial trial involving a portion of the plaintiffs in that case for December 2015. A trial, or trials, involving other plaintiffs in the Edwards case is (are) expected to be scheduled to occur in 2016 or later.
In September 2013, 11 of the plaintiffs in the Edwards case filed a lawsuit in Los Angeles Superior Court entitled Andrea L. Bejenaru, et al. v. KB Home, et al. The lawsuit alleges violations of California laws relating to overtime, meal period and rest break pay, itemized wage statements, waiting time penalties and unfair business practices for a class of sales representatives. As of the date of this report, the putative class consists of 241 members, some of whom are plaintiffs in the Edwards case, who were sales representatives from September 2009 to the present. The Bejenaru court has not certified the case as a class action. Depending on the Bejenaru court’s decisions in the matter, the putative class could increase in size and include other individuals, and the case could be certified as a class action.
In the second quarter of 2015, plaintiffs in the Edwards case and the Bejenaru case claimed $66 million in compensatory damages, penalties and interest, as well as injunctive relief, attorneys’ fees and costs for both matters. We deny the allegations in the lawsuits and intend to defend ourselves vigorously. The ultimate outcome of these matters is uncertain and we are unable to estimate the amount or the range of reasonably possible loss, if any. However, we believe we have meritorious defenses to the plaintiffs’ claims.
Other Matters. In addition to the specific proceeding described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2015, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

16.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended May 31, 2015
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2014	$115,387	$668,857	$1,391,256	$(21,008)	$(112,106)	$(446,476)	$1,595,910
Net income	—	—	17,372	—	—	—	17,372
Dividends on common stock	—	—	(4,599)	—	—	—	(4,599)
Employee stock options/other	2	23	—	—	—	—	25
Restricted stock awards	80	(80)	—	—	—	—	—
Stock-based compensation	—	7,428	—	—	—	—	7,428
Stock repurchases	—	—	—	—	—	(300)	(300)
Balance at May 31, 2015	$115,469	$676,228	$1,404,029	$(21,008)	$(112,106)	$(446,776)	$1,615,836

In connection with the issuance of the 1.375% Convertible Senior Notes due 2019, which is discussed in Note 12. Notes Payable, we established a common stock reserve account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of the instruments governing these notes. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at May 31, 2015. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing the 1.375% Convertible Senior Notes due 2019.
As of May 31, 2015, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the six months ended May 31, 2015. We have not repurchased any shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases under this program or any other program will be at the discretion of our board of directors.
Unrelated to the common stock repurchase plan, in connection with an amendment of the Amended and Restated KB Home Non-Employee Directors Compensation Plan (“Director Plan”) effective July 17, 2014, our board of directors authorized the repurchase of no more than 680,000 shares of our common stock solely as necessary for director elections in respect of outstanding stock appreciation right awards under the Director Plan. We had not repurchased any shares pursuant to this board of directors authorization as of May 31, 2015.
During the three months ended May 31, 2015 and 2014, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the six months ended May 31, 2015 and 2014 totaled $.050 per share of common stock.

17.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the six months ended May 31, 2015:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	11,735,042	$20.45
Granted	—	—
Exercised	(2,000)	12.50
Cancelled	(63,675)	15.53
Options outstanding at end of period	11,669,367	$20.48
Options exercisable at end of period	10,103,406	$21.32
As of May 31, 2015, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 4.6 years and 3.9 years, respectively. There was $3.9 million of total unrecognized compensation expense related to unvested stock option awards as of May 31, 2015. For the three months ended May 31, 2015 and 2014, stock-based compensation expense associated with stock options totaled $.9 million and $.6 million, respectively. For the six months ended May 31, 2015 and 2014, stock-based compensation expense associated with stock options totaled $2.0 million and $1.2 million, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable was $19.4 million and $19.2 million, respectively, at May 31, 2015. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $3.3 million for the three months ended May 31, 2015 and $1.3 million for the three months ended May 31, 2014 related to restricted stock and PSUs. We recognized total compensation expense of $5.4 million for the six months ended May 31, 2015 and $2.5 million for the six months ended May 31, 2014 related to restricted stock and PSUs.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2015	2014
Summary of cash and cash equivalents at end of period:
Homebuilding	$439,920	$484,472
Financial services	2,168	2,798
Total	$442,088	$487,270

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$10,043	$(2,061)
Income taxes paid	1,887	1,419

Supplemental disclosures of noncash activities:
Reclassification of warranty recoveries to receivables	$7,034	$5,609
Increase (decrease) in consolidated inventories not owned	45,613	(3,958)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	13,992	70,642
Inventories and inventory-related obligations associated with tax increment financing entities assessments tied to distribution of land from an unconsolidated joint venture	—	33,197
Inventories acquired through seller financing	—	29,277

19.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of May 31, 2015.

Condensed Consolidating Statements of Operations (in thousands)

	Six Months Ended May 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,104,232	$98,858	$—	$1,203,090
Homebuilding:
Revenues	$—	$1,104,232	$94,460	$—	$1,198,692
Construction and land costs	—	(928,269)	(88,559)	—	(1,016,828)
Selling, general and administrative expenses	(35,346)	(100,269)	(13,989)	—	(149,604)
Operating income (loss)	(35,346)	75,694	(8,088)	—	32,260
Interest income	251	4	—	—	255
Interest expense	(91,253)	(2,949)	—	80,746	(13,456)
Intercompany interest	144,184	(58,577)	(4,861)	(80,746)	—
Equity in loss of unconsolidated joint ventures	—	(758)	—	—	(758)
Homebuilding pretax income (loss)	17,836	13,414	(12,949)	—	18,301
Financial services pretax income	—	—	4,871	—	4,871
Total pretax income (loss)	17,836	13,414	(8,078)	—	23,172
Income tax benefit (expense)	(3,400)	(3,600)	1,200	—	(5,800)
Equity in net income of subsidiaries	2,936	—	—	(2,936)	—
Net income (loss)	$17,372	$9,814	$(6,878)	$(2,936)	$17,372

	Six Months Ended May 31, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$907,223	$108,471	$—	$1,015,694
Homebuilding:
Revenues	$—	$907,223	$103,440	$—	$1,010,663
Construction and land costs	—	(737,764)	(88,070)	—	(825,834)
Selling, general and administrative expenses	(31,495)	(83,790)	(17,533)	—	(132,818)
Operating income (loss)	(31,495)	85,669	(2,163)	—	52,011
Interest income	276	6	1	—	283
Interest expense	(79,679)	(2,760)	—	62,605	(19,834)
Intercompany interest	130,431	(63,349)	(4,477)	(62,605)	—
Equity in income (loss) of unconsolidated joint ventures	—	(1,381)	3,293	—	1,912
Homebuilding pretax income (loss)	19,533	18,185	(3,346)	—	34,372
Financial services pretax income	—	—	3,315	—	3,315
Total pretax income (loss)	19,533	18,185	(31)	—	37,687
Income tax expense	(50)	(400)	(50)	—	(500)
Equity in net income of subsidiaries	17,704	—	—	(17,704)	—
Net income (loss)	$37,187	$17,785	$(81)	$(17,704)	$37,187

	Three Months Ended May 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$569,956	$53,013	$—	$622,969
Homebuilding:
Revenues	$—	$569,956	$50,848	$—	$620,804
Construction and land costs	—	(477,129)	(47,281)	—	(524,410)
Selling, general and administrative expenses	(19,674)	(51,764)	(7,094)	—	(78,532)
Operating income (loss)	(19,674)	41,063	(3,527)	—	17,862
Interest income	150	1	1	—	152
Interest expense	(47,710)	(1,489)	—	41,081	(8,118)
Intercompany interest	73,751	(30,172)	(2,498)	(41,081)	—
Equity in loss of unconsolidated joint ventures	—	(409)	(2)	—	(411)
Homebuilding pretax income (loss)	6,517	8,994	(6,026)	—	9,485
Financial services pretax income	—	—	3,188	—	3,188
Total pretax income (loss)	6,517	8,994	(2,838)	—	12,673
Income tax benefit (expense)	(1,200)	(2,300)	400	—	(3,100)
Equity in net income of subsidiaries	4,256	—	—	(4,256)	—
Net income (loss)	$9,573	$6,694	$(2,438)	$(4,256)	$9,573

	Three Months Ended May 31, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$515,045	$49,962	$—	$565,007
Homebuilding:
Revenues	$—	$515,045	$47,351	$—	$562,396
Construction and land costs	—	(416,412)	(40,148)	—	(456,560)
Selling, general and administrative expenses	(15,751)	(46,709)	(9,084)	—	(71,544)
Operating income (loss)	(15,751)	51,924	(1,881)	—	34,292
Interest income	109	5	1	—	115
Interest expense	(41,671)	(1,488)	—	34,601	(8,558)
Intercompany interest	70,709	(33,275)	(2,833)	(34,601)	—
Equity in loss of unconsolidated joint ventures	—	(678)	—	—	(678)
Homebuilding pretax income (loss)	13,396	16,488	(4,713)	—	25,171
Financial services pretax income	—	—	1,753	—	1,753
Total pretax income (loss)	13,396	16,488	(2,960)	—	26,924
Income tax expense	(50)	(200)	(50)	—	(300)
Equity in net income of subsidiaries	13,278	—	—	(13,278)	—
Net income (loss)	$26,624	$16,288	$(3,010)	$(13,278)	$26,624

Condensed Consolidating Balance Sheets (in thousands)

	May 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$374,375	$59,410	$6,135	$—	$439,920
Restricted cash	27,213	—	—	—	27,213
Receivables	49	148,316	3,213	—	151,578
Inventories	—	3,144,547	249,125	—	3,393,672
Investments in unconsolidated joint ventures	—	77,935	—	—	77,935
Deferred tax assets, net	216,592	546,046	56,894	—	819,532
Other assets	102,173	13,605	1,967	—	117,745
	720,402	3,989,859	317,334	—	5,027,595
Financial services	—	—	11,465	—	11,465
Intercompany receivables	3,768,434	—	104,781	(3,873,215)	—
Investments in subsidiaries	39,500	—	—	(39,500)	—
Total assets	$4,528,336	$3,989,859	$433,580	$(3,912,715)	$5,039,060
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$130,086	$370,824	$100,819	$—	$601,729
Notes payable	2,763,907	55,603	—	—	2,819,510
	2,893,993	426,427	100,819	—	3,421,239
Financial services	—	—	1,985	—	1,985
Intercompany payables	18,507	3,563,432	291,276	(3,873,215)	—
Stockholders’ equity	1,615,836	—	39,500	(39,500)	1,615,836
Total liabilities and stockholders’ equity	$4,528,336	$3,989,859	$433,580	$(3,912,715)	$5,039,060

	November 30, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$303,280	$38,124	$14,962	$—	$356,366
Restricted cash	27,235	—	—	—	27,235
Receivables	15	123,024	2,449	—	125,488
Inventories	—	2,980,056	238,331	—	3,218,387
Investments in unconsolidated joint ventures	—	79,441	—	—	79,441
Deferred tax assets, net	215,923	552,653	56,656	—	825,232
Other assets	99,099	13,922	1,894	—	114,915
	645,552	3,787,220	314,292	—	4,747,064
Financial services	—	—	10,486	—	10,486
Intercompany receivables	3,582,612	—	112,919	(3,695,531)	—
Investments in subsidiaries	39,356	—	—	(39,356)	—
Total assets	$4,267,520	$3,787,220	$437,697	$(3,734,887)	$4,757,550
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$138,298	$331,361	$112,939	$—	$582,598
Notes payable	2,513,165	63,360	—	—	2,576,525
	2,651,463	394,721	112,939	—	3,159,123
Financial services	—	—	2,517	—	2,517
Intercompany payables	20,147	3,392,499	282,885	(3,695,531)	—
Stockholders’ equity	1,595,910	—	39,356	(39,356)	1,595,910
Total liabilities and stockholders’ equity	$4,267,520	$3,787,220	$437,697	$(3,734,887)	$4,757,550

Condensed Consolidating Statements of Cash Flows (in thousands)

	Six Months Ended May 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$17,630	$(117,666)	$(35,864)	$—	$(135,900)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(13,242)	(2)	—	(13,244)
Purchases of property and equipment, net	(399)	(1,165)	(26)	—	(1,590)
Intercompany	(187,947)	—	—	187,947	—
Net cash used in investing activities	(188,346)	(14,407)	(28)	187,947	(14,834)
Cash flows from financing activities:
Change in restricted cash	22	—	—	—	22
Proceeds from issuance of debt	250,000	—	—	—	250,000
Payment of debt issuance costs	(3,337)	—	—	—	(3,337)
Payments on mortgages and land contracts due to land sellers and other loans	—	(7,757)	—	—	(7,757)
Issuance of common stock under employee stock plans	25	—	—	—	25
Payments of cash dividends	(4,599)	—	—	—	(4,599)
Stock repurchases	(300)	—	—	—	(300)
Intercompany	—	161,116	26,831	(187,947)	—
Net cash provided by financing activities	241,811	153,359	26,831	(187,947)	234,054
Net increase (decrease) in cash and cash equivalents	71,095	21,286	(9,061)	—	83,320
Cash and cash equivalents at beginning of period	303,280	38,124	17,364	—	358,768
Cash and cash equivalents at end of period	$374,375	$59,410	$8,303	$—	$442,088

	Six Months Ended May 31, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$46,425	$(549,367)	$(51,587)	$—	$(554,529)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(15,994)	(248)	—	(16,242)
Proceeds from sale of investment in unconsolidated joint venture	—	—	10,110	—	10,110
Purchases of property and equipment, net	(84)	(2,539)	(389)	—	(3,012)
Intercompany	(635,273)	—	—	635,273	—
Net cash provided by (used in) investing activities	(635,357)	(18,533)	9,473	635,273	(9,144)

Cash flows from financing activities:
Change in restricted cash	(2,331)	—	—	—	(2,331)
Proceeds from issuance of debt	400,000	—	—	—	400,000
Payment of debt issuance costs	(5,448)	—	—	—	(5,448)
Payments on mortgages and land contracts due to land sellers and other loans	—	(6,476)	—	—	(6,476)
Proceeds from issuance of common stock, net	137,045	—	—	—	137,045
Issuance of common stock under employee stock plans	64	—	—	—	64
Payments of cash dividends	(4,388)	—	—	—	(4,388)
Stock repurchases	(46)	—	—	—	(46)
Intercompany	—	598,451	36,822	(635,273)	—
Net cash provided by financing activities	524,896	591,975	36,822	(635,273)	518,420
Net increase (decrease) in cash and cash equivalents	(64,036)	24,075	(5,292)	—	(45,253)
Cash and cash equivalents at beginning of period	476,847	39,952	15,724	—	532,523
Cash and cash equivalents at end of period	$412,811	$64,027	$10,432	$—	$487,270

20.	Subsequent Event
On June 15, 2015, we repaid, at maturity, the remaining $199.9 million in aggregate principal amount of our 6 1/4% Senior Notes due 2015 using a portion of the net proceeds from our 2015 first quarter issuance of the 7.625% Senior Notes due 2023.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Six Months Ended May 31,			Three Months Ended May 31,
	2015	2014	Variance	2015	2014	Variance
Revenues:
Homebuilding	$1,198,692	$1,010,663	19%	$620,804	$562,396	10%
Financial services	4,398	5,031	(13)	2,165	2,611	(17)
Total revenues	$1,203,090	$1,015,694	18%	$622,969	$565,007	10%
Pretax income:
Homebuilding	$18,301	$34,372	(47)%	$9,485	$25,171	(62)%
Financial services	4,871	3,315	47	3,188	1,753	82
Total pretax income	23,172	37,687	(39)	12,673	26,924	(53)
Income tax expense	(5,800)	(500)	(a)	(3,100)	(300)	(933)
Net income	$17,372	$37,187	(53)%	$9,573	$26,624	(64)%
Basic earnings per share	$.19	$.43	(56)%	$.10	$.30	(67)%
Diluted earnings per share	$.18	$.40	(55)%	$.10	$.27	(63)%
(a) Percentage not meaningful.

In the first half of 2015, conditions in most of our served markets were generally favorable, supported by moderately positive supply and demand trends and fundamental demographic and economic factors.

With the favorable market environment and our execution on our key strategic initiatives, we continued to expand our revenues on a year-over-year basis for both the three months and six months ended May 31, 2015, reflecting increases in both the number of homes delivered and the overall average selling price of those homes, as well as higher land sale revenues. We also maintained profitability and made measurable progress on our goal of sequentially improving our housing gross profit margin in 2015, reporting a 90 basis point increase to 16.0% in the second quarter from 15.1% in the first quarter. At the same time, our housing gross profit margin for the three months and six months ended May 31, 2015 declined from the corresponding year-earlier periods due to higher land and construction costs, increased pricing pressures within certain markets, start-up field costs associated with new community openings, an increase in the amortization of previously capitalized interest, and other factors.

In addition, through our investments in land and land development, we significantly grew our community count during the first half of 2015, which we believe will be an important driver for generating top-line improvement for the remainder of the year. In the second quarter and first half of 2015, our average community count rose 30% and 26%, respectively, compared to the corresponding year-earlier periods, which helped produce strong increases in both our net orders and net order value for each period and, in turn, expand our backlog. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our net order value for a given period represents the potential future housing revenues associated with net orders, including various lot and product premiums, and homebuyer spending on design studio options and upgrades for homes in backlog during the same period.
The following table presents information concerning our net orders, net order value, cancellation rate as a percentage of gross orders, ending backlog and community count for the three-month and six-month periods ended May 31, 2015 and 2014 (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Net orders	5,204	4,034	3,015	2,269
Net order value	$1,806,042	$1,363,328	$1,052,866	$763,156
Cancellation rate	24%	29%	22%	28%
Ending backlog — homes	4,733	3,398	4,733	3,398
Ending backlog — value	$1,610,823	$1,025,877	$1,610,823	$1,025,877
Ending community count	261	194	261	194
Average community count	241	191	248	191
Net Orders. For the three months ended May 31, 2015, net orders from our homebuilding operations rose 33% from the year-earlier period, largely due to the 30% year-over-year growth in our average community count. For the six months ended May 31, 2015, our net orders grew 29% from the corresponding period of 2014, mainly due to a 26% year-over-year increase in our average community count.
The combination of increased net orders and higher overall average selling prices resulted in the value of the net orders we generated in the second quarter and first half of 2015 increasing 38% and 32%, respectively, from the corresponding year-earlier periods.
For both the three-month and six-month periods ended May 31, 2015, our cancellation rate as a percentage of gross orders improved from the corresponding period of 2014. Our cancellation rate as a percentage of beginning backlog for the three months ended May 31, 2015 also improved to 25%, compared to 30% in the year-earlier period.
Backlog. The potential future housing revenues in our backlog at May 31, 2015 grew 57% from May 31, 2014, reflecting substantial year-over-year increases in each of our four homebuilding reporting segments, ranging from 38% in our Central segment to 199% in our Southwest segment. The number of homes in our backlog at May 31, 2015 rose 39% from May 31, 2014, primarily reflecting the 33% year-over-year increase in our net orders for the three months ended May 31, 2015 and the 22% higher backlog level we had at the beginning of the 2015 second quarter as compared to the year-earlier quarter.
Community Count. The increases in our ending and average community counts for the three months and six months ended May 31, 2015 primarily resulted from the strong inventory pipeline we have built through substantial investments in land and land development over the past few years, and from increasing the proportion of our investments dedicated to land development. While we moderated our overall investment level in the six months ended May 31, 2015 to $454.7 million from $859.6 million in the year-earlier period, approximately 72% of our total investment in the current period related to land development, compared to approximately 36% in the year-earlier period, as we emphasized converting our owned land into new communities open for sales to promote growth in our net orders, backlog, homes delivered and revenues.
With the number of homes in backlog and corresponding backlog value at May 31, 2015 reaching their highest second-quarter levels since 2008 and 2007, respectively, and our ending community count up 35% year over year, we believe we are well-positioned to accomplish our top financial and operational priorities for the year.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Revenues:
Housing	$1,129,762	$999,942	$604,921	$559,815
Land	68,930	10,721	15,883	2,581
Total	1,198,692	1,010,663	620,804	562,396

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Costs and expenses:
Construction and land costs
Housing	$(953,659)	$(816,208)	$(508,276)	$(454,102)
Land	(63,169)	(9,626)	(16,134)	(2,458)
Total	(1,016,828)	(825,834)	(524,410)	(456,560)
Selling, general and administrative expenses	(149,604)	(132,818)	(78,532)	(71,544)
Total	(1,166,432)	(958,652)	(602,942)	(528,104)
Operating income	$32,260	$52,011	$17,862	$34,292
Homes delivered	3,380	3,193	1,787	1,751
Average selling price	$334,200	$313,200	$338,500	$319,700
Housing gross profit margin as a percentage of housing revenues	15.6%	18.4%	16.0%	18.9%
Adjusted housing gross profit margin as a percentage of housing revenues	19.9%	22.2%	20.3%	22.6%
Selling, general and administrative expenses as a percentage of housing revenues	13.2%	13.3%	13.0%	12.8%
Operating income as a percentage of homebuilding revenues	2.7%	5.1%	2.9%	6.1%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of May 31, 2015, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado, New Mexico and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rate
Segment	2015	2014	2015	2014	2015	2014
West Coast	873	830	1,322	1,089	18%	20%
Southwest	516	336	921	392	18	26
Central	1,390	1,360	2,046	1,842	29	33
Southeast	601	667	915	711	24	30
Total	3,380	3,193	5,204	4,034	24%	29%

	Net Order Value			Average Community Count
Segment	2015	2014	Variance	2015	2014	Variance
West Coast	$756,311	$643,954	17%	51	42	21%
Southwest	258,213	104,900	146	36	19	89
Central	535,424	419,354	28	94	81	16
Southeast	256,094	195,120	31	60	49	22
Total	$1,806,042	$1,363,328	32%	241	191	26%

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2015	2014	2015	2014	2015	2014
West Coast	459	484	770	583	18%	19%
Southwest	279	175	532	211	19	25
Central	737	765	1,176	1,085	27	31
Southeast	312	327	537	390	21	30
Total	1,787	1,751	3,015	2,269	22%	28%

	Net Order Value			Average Community Count
Segment	2015	2014	Variance	2015	2014	Variance
West Coast	$438,754	$344,671	27%	53	41	29%
Southwest	149,555	56,512	165	39	18	117
Central	308,381	250,381	23	95	82	16
Southeast	156,176	111,592	40	61	50	22
Total	$1,052,866	$763,156	38%	248	191	30%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2015	2014	Variance	2015	2014	Variance
West Coast	1,042	679	53%	$617,354	$389,402	59%
Southwest	729	244	199	200,697	67,060	199
Central	2,145	1,830	17	558,681	405,850	38
Southeast	817	645	27	234,091	163,565	43
Total	4,733	3,398	39%	$1,610,823	$1,025,877	57%
Revenues. Homebuilding revenues for the three months ended May 31, 2015 and 2014 were generated from our housing operations and land sales. Housing revenues rose 8% to $604.9 million for the quarter ended May 31, 2015 from $559.8 million for the corresponding quarter of 2014 due to increases in both the number of homes we delivered and the overall average selling price of those homes. We delivered 1,787 homes in the second quarter of 2015, up 2% from 1,751 homes in the year-earlier quarter.
The overall average selling price of homes delivered advanced 6% to $338,500 for the three months ended May 31, 2015 from $319,700 for the year-earlier period. The year-over-year increase reflected our continued positioning of our new communities in land-constrained submarkets that typically feature homebuyers with higher household incomes; higher median home selling prices; stronger demand for larger home sizes and various lot and product premiums, and design studio options and upgrades; our actions to balance home selling prices and sales pace to optimize revenues and profits; and generally favorable market conditions.
Land sale revenues increased to $15.9 million for the three months ended May 31, 2015 from $2.6 million for the year-earlier period, reflecting sales in three of our four homebuilding reporting segments as part of our current-year strategic emphasis on enhancing asset efficiency by executing on targeted opportunities to monetize certain land positions. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of land at reasonable prices and prevailing market conditions.
For the six months ended May 31, 2015, our homebuilding revenues grew 19% to $1.20 billion from $1.01 billion for the year-earlier period. Housing revenues for the six months ended May 31, 2015 rose $129.8 million, or 13%, from the corresponding period of 2014 due to a 6% increase in the number of homes delivered and a 7% increase in our overall average selling price. We delivered 3,380 homes in the first half of 2015, compared to 3,193 homes in the year-earlier period. Our overall average selling price of homes delivered for the six months ended May 31 rose to $334,200 in 2015 from $313,200 in 2014 for the reasons described above with respect to the three months ended May 31, 2015.

Land sale revenues increased to $68.9 million for the six months ended May 31, 2015 from $10.7 million for the six months ended May 31, 2014 primarily due to our sale of a large parcel in northern California during 2015.
Operating Income. Our operating income totaled $17.9 million for the three months ended May 31, 2015 and $34.3 million for the year-earlier period. As a percentage of homebuilding revenues, our operating income declined 320 basis points to 2.9% for the current quarter, compared to 6.1% for the 2014 second quarter. For the six months ended May 31, 2015, our operating income decreased to $32.3 million from $52.0 million for the corresponding period of 2014. As a percentage of homebuilding revenues, our operating income for the six months ended May 31, 2015 declined 240 basis points to 2.7%, compared to 5.1% for the year-earlier period. The year-over-year decreases in our operating income for the three months and six months ended May 31, 2015 were mainly due to increases in selling, general and administrative expenses and declines in housing gross profits in each period.
Housing gross profits decreased to $96.6 million for the three months ended May 31, 2015 from $105.7 million for the year-earlier period. In the second quarter of 2015 and 2014, our housing gross profits included $.5 million and $.4 million, respectively, of land option contract abandonment charges. Our housing gross profit margin for the second quarter of 2015 declined 290 basis points to 16.0% from 18.9% for the year-earlier quarter. Approximately 200 basis points of the year-over-year decrease was due to higher land and construction costs and increased pricing pressures in certain markets. The remainder of the decline was attributable to an increase in the amortization of previously capitalized interest (approximately 60 basis points), start-up field costs associated with new community openings (approximately 20 basis points), and other factors (approximately 10 basis points). Sales incentives as a percentage of housing revenues in the second quarter of 2015 were essentially the same as in the year-earlier quarter.
Excluding the amortization of previously capitalized interest of $25.4 million and $20.2 million in the second quarter of 2015 and 2014, respectively, and the above-mentioned land option contract abandonments, our adjusted housing gross profit margin decreased to 20.3% from 22.6% in the year-earlier quarter. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the second quarter of 2015 rose to $78.5 million from $71.5 million for the year-earlier quarter, mainly reflecting higher variable expenses associated with the increases in both homes delivered and housing revenues, as well as higher staffing levels and community opening-related expenses for the current quarter in connection with our community count expansion strategy and to support delivery growth anticipated for the second half of 2015. As a percentage of housing revenues, selling, general and administrative expenses increased 20 basis points to 13.0% for the three months ended May 31, 2015 from 12.8% for the year-earlier period.
Land sales generated losses of $.3 million for the three months ended May 31, 2015 and profits of $.1 million for the three months ended May 31, 2014.
Our housing gross profits of $176.1 million for the six months ended May 31, 2015 decreased $7.6 million, or 4.2%, from $183.7 million for the year-earlier period. Housing gross profits for the six months ended May 31, 2015 and 2014 included land option contract abandonment charges of $1.0 million and $.8 million, respectively. Our housing gross profit margin of 15.6% for the first six months of 2015 decreased 280 basis points from 18.4% for the year-earlier period mainly for the reasons described above with respect to the three months ended May 31, 2015. Sales incentives as a percentage of housing revenues in the first half of 2015 were roughly the same as in the year-earlier period. In the six months ended May 31, 2015, our adjusted housing gross profit margin declined 230 basis points to 19.9%, compared to 22.2% in the six months ended May 31, 2014.
Selling, general and administrative expenses increased $16.8 million, or 13%, to $149.6 million for the six months ended May 31, 2015 from $132.8 million for the corresponding period of 2014 for the reasons described above with respect to the three months ended May 31, 2015. As a percentage of housing revenues, selling, general and administrative expenses improved to 13.2% for the six months ended May 31, 2015 from 13.3% for the year-earlier period.
As discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, we had no inventory impairment charges for the three months and six months ended May 31, 2015 and 2014.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated home delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventories as of May 31, 2015 based on our current estimated timeframe as to the delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,358.3	$1,538.5	$334.4	$162.5	$3,393.7
The inventory balances in the 0-2 years and 3-5 years categories collectively represented 85% of our total inventory balance at May 31, 2015. The inventory balances in the 6-10 years and greater than 10 years categories were primarily comprised of land held for future development. The inventory balance in the 6-10 years category as of May 31, 2015 was located across all of our homebuilding reporting segments. The inventory balance in the greater than 10 years category was primarily located in our West Coast and Southwest homebuilding reporting segments.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated and reflected in the table above.
We believe that the carrying value of our inventory as of May 31, 2015 is recoverable. Our considerations in making this determination include, as applicable, the prevailing competitive home sales, economic and regulatory environment, as well as other factors and trends that are incorporated into our impairment analyses. In addition, we consider the financial and operational status of and our expectations regarding our inventories, as well as unique attributes of each community or land parcel that could be viewed as indicators of potential future impairments. However, if conditions in the overall housing market or in specific markets worsen in the future, if future changes in our strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.2 million for the three months ended May 31, 2015 and $.1 million for the three months ended May 31, 2014. For the six months ended May 31, 2015 and 2014, interest income totaled $.3 million for each period. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, decreased $.5 million to $8.1 million for the three months ended May 31, 2015 from $8.6 million for the three months ended May 31, 2014, as an increase in interest incurred, stemming from our higher debt level, was more than offset by an increase in the amount of interest capitalized due to a higher amount of qualifying inventory in the current quarter. For the six months ended May 31, 2015, our interest expense, net of amounts capitalized, totaled $13.5 million, decreasing from $19.8 million for the year-earlier period. Further information regarding our interest capitalized to inventories and interest amortized to construction and land costs is provided in Note 5. Inventories in the Notes to Consolidated Financial Statements in this report.
During the three months and six months ended May 31, 2015 and 2014, the average amount of our inventory qualifying for interest capitalization was lower than our average debt level and, therefore, a portion of the interest we incurred was reflected as interest expense. The amount of inventory qualifying for interest capitalization during the three-month and six-month periods ended May 31, 2015 increased more than our debt level increased, each as compared to the year-earlier period, primarily as a result of our substantial investment in land and land development during 2014 and in the first half of 2015, as well as recently activated land previously held for future development. Accordingly, we expensed less interest in the three months and six months ended May 31, 2015 compared to the year-earlier periods.
Interest incurred rose 14% to $49.2 million for the three months ended May 31, 2015 from $43.2 million for the year-earlier period due to the higher average debt outstanding in the current period. We capitalized $41.1 million and $34.6 million of the interest incurred in the three months ended May 31, 2015 and 2014, respectively. For the six months ended May 31, 2015, interest incurred increased 14% to $94.2 million from $82.4 million for the year-earlier period due to the higher average debt outstanding during the 2015 period. We capitalized $80.7 million and $62.6 million of the interest incurred in the six months ended May 31, 2015 and 2014, respectively.
Interest amortized to construction and land costs in the three months and six months ended May 31, 2015 increased 26% and 27%, respectively, from the corresponding year-earlier periods primarily due to the increases in the number of homes delivered and higher construction and land costs attributable to those homes. As a percentage of housing revenues, interest amortized to construction and land costs was 4.2% for the three months ended May 31, 2015 and 3.6% for the three months ended May 31, 2014. As a percentage of housing revenues, interest amortized to construction and land costs was 4.2% for the six months ended May 31, 2015 and 3.8% for the six months ended May 31, 2014.

Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.4 million for the three months ended May 31, 2015 and $.7 million for the three months ended May 31, 2014. For the six months ended May 31, 2015, our equity in loss of unconsolidated joint ventures was $.8 million, compared to equity in income of unconsolidated joint ventures of $1.9 million for the six months ended May 31, 2014. The results for the six months ended May 31, 2014 included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture. Further information regarding our investments in unconsolidated joint ventures is provided in Note 8. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
NON-GAAP FINANCIAL MEASURES
This report contains information about our adjusted housing gross profit margin and our ratio of net debt to capital, both of which are not calculated in accordance with GAAP. We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because the adjusted housing gross profit margin and the ratio of net debt to capital are not calculated in accordance with GAAP, these financial measures may not be completely comparable to other companies in the homebuilding industry and, therefore, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Housing revenues	$1,129,762	$999,942	$604,921	$559,815
Housing construction and land costs	(953,659)	(816,208)	(508,276)	(454,102)
Housing gross profits	176,103	183,734	96,645	105,713
Add: Amortization of previously capitalized interest	47,736	37,702	25,443	20,217
Land option contract abandonment charges	984	790	536	357
Adjusted housing gross profits	$224,823	$222,226	$122,624	$126,287
Housing gross profit margin as a percentage of housing revenues	15.6%	18.4%	16.0%	18.9%
Adjusted housing gross profit margin as a percentage of housing revenues	19.9%	22.2%	20.3%	22.6%

Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding amortization of previously capitalized interest and land option contract abandonment charges recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profits we generated specifically on the homes delivered during a given period. This non-GAAP financial measure isolates the impact that the amortization of previously capitalized interest and land option contract abandonments have on housing gross profit margins and allows investors to make comparisons with our competitors that adjust housing gross profit margins in a similar manner. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of amortization of previously capitalized interest and land option contract abandonment charges. This financial measure assists us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	May 31, 2015	November 30, 2014
Notes payable	$2,819,510	$2,576,525
Stockholders’ equity	1,615,836	1,595,910
Total capital	$4,435,346	$4,172,435
Ratio of debt to capital	63.6%	61.8%

Notes payable	$2,819,510	$2,576,525
Less: Cash and cash equivalents and restricted cash	(467,133)	(383,601)
Net debt	2,352,377	2,192,924
Stockholders’ equity	1,615,836	1,595,910
Total capital	$3,968,213	$3,788,834
Ratio of net debt to capital	59.3%	57.9%

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
HOMEBUILDING REPORTING SEGMENTS
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Six Months Ended May 31,			Three Months Ended May 31,
	2015	2014	Variance	2015	2014	Variance
Revenues	$554,543	$442,041	25%	$277,288	$260,320	7%
Construction and land costs	(472,464)	(348,336)	(36)	(236,873)	(203,229)	(17)
Selling, general and administrative expenses	(35,687)	(30,598)	(17)	(18,194)	(17,474)	(4)
Operating income	46,392	63,107	(26)	22,221	39,617	(44)
Other expense, net	(5,984)	(8,778)	32	(3,667)	(3,653)	—
Pretax income	$40,408	$54,329	(26)%	$18,554	$35,964	(48)%

Homes delivered	873	830	5%	459	484	(5)%
Average selling price	$565,500	$532,600	6%	$579,000	$537,900	8%
This segment’s total revenues for the three months and six months ended May 31, 2015 rose from the corresponding year-earlier periods due to higher housing and land sale revenues. Housing revenues of $265.7 million for the 2015 second quarter grew 2% from $260.3 million for the year-earlier quarter as an increase in the average selling price of homes delivered was partly offset by a decrease in delivery volume. The decline in homes delivered reflected a decrease from our inland submarkets that was partly offset by an increase from our coastal submarkets. For the six months ended May 31, 2015, housing revenues of $493.7 million rose 12% from $442.0 million for the corresponding period of 2014, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year increase in homes delivered for the six months ended May 31, 2015 was attributable to a rise from our coastal submarkets that was partly offset by a decrease from our inland submarkets. Average selling prices for the three months and six months ended May 31, 2015 rose from the corresponding year-earlier periods due to the combination of a greater proportion of homes delivered from higher-priced communities located in coastal submarkets, a shift in product mix, an increase in design option and upgrade revenues per home, and generally rising home prices. This segment generated land sale revenues of $11.5 million for the three months ended May 31, 2015 and $60.8 million for the six months ended

May 31, 2015, primarily reflecting our sale of a large parcel in northern California. There were no land sale revenues in the corresponding year-earlier periods.
For the three months ended May 31, 2015, pretax income generated by this segment decreased $17.4 million from the corresponding period of 2014 as a result of lower housing gross profits, higher selling, general and administrative expenses and a land sale loss of $.4 million. The housing gross profit margin decreased to 15.4% for the three months ended May 31, 2015 from 21.9% for the year-earlier period, mainly due to higher land and construction costs, start-up field costs associated with new community openings, and increased pricing pressures in some markets. Sales incentives as a percentage of housing revenues in the second quarter of 2015 were slightly lower than in the year-earlier quarter. Selling, general and administrative expenses for the three months ended May 31, 2015 rose from the year-earlier quarter primarily due to higher variable expenses associated with the increase in housing revenues and higher staffing levels to support delivery growth anticipated for the second half of 2015.
For the six months ended May 31, 2015, this segment’s pretax income decreased $13.9 million from the year-earlier period due to lower housing gross profits and higher selling, general and administrative expenses, partially offset by land sale profits of $5.6 million and a decrease in other expense, net. The housing gross profit margin declined to 15.5% for the six months ended May 31, 2015 from 21.2% for the year-earlier period, mainly for the reasons described above with respect to the three-month period ended May 31, 2015. Sales incentives as a percentage of housing revenues in the first half of 2015 were essentially the same as in the year-earlier period. Selling, general and administrative expenses for the six months ended May 31, 2015 increased from the year-earlier period, primarily for the reasons described above with respect to the three months ended May 31, 2015. Other expense, net for the six months ended May 31, 2015 decreased from the corresponding period of 2014, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Six Months Ended May 31,			Three Months Ended May 31,
	2015	2014	Variance	2015	2014	Variance
Revenues	$145,318	$94,496	54%	$80,181	$48,381	66%
Construction and land costs	(119,997)	(72,756)	(65)	(66,211)	(37,104)	(78)
Selling, general and administrative expenses	(13,273)	(10,441)	(27)	(6,830)	(5,411)	(26)
Operating income	12,048	11,299	7	7,140	5,866	22
Other expense, net	(3,360)	(6,243)	46	(1,895)	(2,095)	10
Pretax income	$8,688	$5,056	72%	$5,245	$3,771	39%

Homes delivered	516	336	54%	279	175	59%
Average selling price	$275,400	$281,200	(2)%	$275,800	$276,500	—%
For the three months and six months ended May 31, 2015 and 2014, total revenues from this segment increased from the year-earlier periods, mainly due to higher housing revenues. Housing revenues of $77.0 million for the 2015 second quarter grew 59% from $48.4 million for the year-earlier quarter. For the six months ended May 31, 2015, housing revenues grew 50% compared to the six months ended May 31, 2014. The year-over-year growth in housing revenues for the three months and six months ended May 31, 2015 was driven by increases in the number of homes delivered from both our Arizona and Nevada operations as we delivered homes from more communities. This segment’s average selling price of homes delivered for the three months ended May 31, 2015 was essentially the same as in the year-earlier quarter. For the six months ended May 31, 2015, the average selling price of homes delivered declined slightly from the year-earlier period primarily due to a shift in community and product mix of homes delivered within both our Arizona and Nevada operations. This segment generated land sale revenues of $3.2 million for the three months and six months ended May 31, 2015. There were no land sale revenues in the corresponding year-earlier periods.
This segment’s pretax income for the three months ended May 31, 2015 improved by $1.5 million from the corresponding period of 2014, mainly due to higher housing gross profits and a decrease in other expense, net that was partly offset by an increase in selling, general and administrative expenses. Housing gross profits improved primarily as a result of the higher volume of homes delivered. The housing gross profit margin decreased to 18.0% for the second quarter of 2015 from 23.3% for the year-earlier quarter, mainly due to higher land and construction costs, start-up field costs associated with new community openings, and a slight increase in sales incentives as a percentage of housing revenues. The land sale in the second quarter of 2015 generated a nominal profit. Selling, general and administrative expenses increased in the second quarter of 2015 from the year-earlier quarter, reflecting higher housing revenues and community opening-related expenses for the current quarter in connection with our community count expansion strategy and to support delivery growth anticipated for the second half of 2015. Other expense, net in the 2015 second quarter decreased from the year-earlier quarter due to lower interest expense as a result of an increase in the amount of interest capitalized.
For the six months ended May 31, 2015, pretax income from this segment rose $3.6 million from the year-earlier period, reflecting an increase in housing gross profits and a decrease in other expense, net that was partly offset by an increase in selling, general and administrative expenses. Higher housing gross profits were primarily the result of the higher volume of homes delivered. The housing gross profit margin declined to 17.7% for the six months ended May 31, 2015 from 23.0% for the six months ended May 31, 2014, primarily for the reasons described above with respect to the three-month period ended May 31, 2015. The land sale activity for the six months ended May 31, 2015 produced a nominal profit. Selling, general and administrative expenses for the first half of 2015 increased from the year-earlier period, mainly for the reasons described above with respect to the three-month period ended May 31, 2015. Other expense, net for the six months ended May 31, 2015 decreased from the year-earlier period due to a decrease in interest expense, reflecting an increase in the amount of interest capitalized.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Six Months Ended May 31,			Three Months Ended May 31,
	2015	2014	Variance	2015	2014	Variance
Revenues	$335,496	$297,546	13%	$176,348	$172,384	2%
Construction and land costs	(274,541)	(250,518)	(10)	(143,125)	(143,672)	—
Selling, general and administrative expenses	(37,208)	(32,845)	(13)	(19,690)	(18,011)	(9)
Operating income	23,747	14,183	67	13,533	10,701	26
Other expense, net	(396)	(891)	56	(408)	(185)	(121)
Pretax income	$23,351	$13,292	76%	$13,125	$10,516	25%

Homes delivered	1,390	1,360	2%	737	765	(4)%
Average selling price	$237,900	$216,900	10%	$237,800	$222,000	7%
This segment’s revenues for the three months and the six months ended May 31, 2015 and 2014 were comprised of both housing and land sale revenues. Housing revenues increased to $175.2 million for the second quarter of 2015, representing an increase of 3% from $169.8 million for the year-earlier quarter as a result of an increase in the average selling price of homes delivered that was partly offset by a decrease in delivery volume. For the six months ended May 31, 2015, housing revenues of $330.6 million grew 12% from $295.0 million for the six months ended May 31, 2014 due to increases in both the number of homes delivered and the average selling price of those homes. The year-over-year decrease in homes delivered for the three months ended May 31, 2015 reflected adverse weather conditions that tempered the number of homes delivered from this segment. For the six months ended May 31, 2015, the slightly higher number of homes delivered reflected increases in our Texas operations as a result of a higher number of communities delivering homes. The average selling prices for the three-month and six-month periods ended May 31, 2015 rose from the corresponding periods of 2014, primarily due to a greater proportion of homes delivered from higher-priced communities and generally rising home prices. This segment’s land sale revenues totaled $1.1 million and $2.6 million for the three months ended May 31, 2015 and 2014, respectively. In the first half of 2015, this segment’s land sale revenues totaled $4.9 million, compared to $2.6 million in the year-earlier period.
Pretax income from this segment for the three months ended May 31, 2015 rose $2.6 million from the year-earlier period, primarily reflecting growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. The housing gross profit margin increased to 19.0% for the second quarter of 2015 from 16.8% for the second quarter of 2014, primarily due to an increased proportion of homes delivered from higher margin communities. Sales incentives as a percentage of housing revenues in the second quarter of 2015 were essentially the same as in the year-earlier quarter. Profits from land sales were negligible for the three months ended May 31, 2015 and 2014. Selling, general and administrative expenses for the 2015 second quarter rose from the corresponding period of 2014, primarily due to increased variable expenses associated with the increase in housing revenues.
The pretax income generated by this segment for the six months ended May 31, 2015 improved by $10.1 million from the year-earlier period, reflecting higher housing gross profits and lower other expense, net, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 18.4% for the six months ended May 31, 2015 from 15.9% for the year-earlier period, mainly for the reasons described above with respect to the three months ended May 31, 2015, as well as improved operating leverage. For the six months ended May 31, 2015 and 2014, profits from land sales were negligible. The year-over-year increase in selling, general and administrative expenses for the first half of 2015 was primarily due to the reasons described above with respect to the three-month period ended May 31, 2015. Other expense, net for the six months ended May 31, 2015 decreased from the corresponding period of 2014 due to lower interest expense as a result of an increase in the amount of interest capitalized.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Six Months Ended May 31,			Three Months Ended May 31,
	2015	2014	Variance	2015	2014	Variance
Revenues	$163,335	$176,580	(8)%	$86,987	$81,311	7%
Construction and land costs	(147,040)	(152,950)	4	(76,914)	(71,621)	(7)
Selling, general and administrative expenses	(28,038)	(23,542)	(19)	(14,117)	(12,881)	(10)
Operating income	(11,743)	88	(a)	(4,044)	(3,191)	(27)
Other expense, net	(4,471)	(2,004)	(123)	(2,557)	(2,566)	—
Pretax income	$(16,214)	$(1,916)	(746)%	$(6,601)	$(5,757)	(15)%

Homes delivered	601	667	(10)%	312	327	(5)%
Average selling price	$271,800	$252,500	8%	$278,800	$248,700	12%
(a) Percentage not meaningful.
This segment’s total revenues for the three months and six months ended May 31, 2015 and for the three months ended May 31, 2014 were generated solely from housing operations. For the six months ended May 31, 2014, total revenues were comprised of both housing and land sale revenues. Housing revenues of $87.0 million for the second quarter of 2015 increased 7% from $81.3 million for the year-earlier quarter, reflecting an increase in the average selling price of homes delivered that was partly offset by a decrease in delivery volume. For the six months ended May 31, 2015, housing revenues of $163.3 million declined 3% compared to $168.4 million for the corresponding period of 2014 due to a decrease in the number of homes delivered that was partially offset by an increase in the average selling price of those homes. The year-over-year decline in the number of homes delivered for the second quarter and first half of 2015 mainly occurred in our Florida operations. The increase in the average selling price for the three months and six months ended May 31, 2015 was primarily due to a greater proportion of homes delivered from higher-priced communities, a change in product mix and generally rising home prices. This segment generated $8.1 million of revenues from land sales in the six months ended May 31, 2014.
For the three months ended May 31, 2015, this segment’s pretax results declined $.8 million from the year-earlier period, largely due to higher selling, general and administrative expenses that were partly offset by increased housing gross profits. The housing gross profit margin decreased to 11.6% for the 2015 second quarter from 11.9% for the second quarter of 2014, primarily reflecting the combined impacts of higher land and construction costs, lower margins on homes delivered from recently activated land previously held for future development, unfavorable warranty adjustments and land option contract abandonment charges. Partially offsetting these impacts was the increase in our estimate of minimum probable recoveries for water intrusion-related issues. Selling, general and administrative expenses increased in the second quarter of 2015 from the year-earlier period primarily due to increased overhead costs to support new community openings, and an increase in the accrual for the estimated minimum probable loss with respect to the Florida Attorney General’s Office inquiry. Further discussion of the water intrusion-related issues and the Florida Attorney General’s Office inquiry is included in Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report.
The pretax loss from this segment for the six months ended May 31, 2015 increased by $14.3 million compared to the year-earlier period, due to a decrease in housing gross profits and increases in both selling, general and administrative expenses and other expense, net. In addition, the second half of 2014 included land sale profits of $1.0 million. The housing gross profit margin declined to 10.0% for the first half of 2015, compared to 13.5% for the year-earlier period, mainly for the reasons described above with respect to the three-month period ended May 31, 2015, as well as lower operating leverage and increased pricing pressures in certain markets. The year-over-year increase in selling, general and administrative expenses in the first half of 2015 was primarily due to the reasons described above with respect to the three-month period ended May 31, 2015. Other expense, net for the six months ended May 31, 2015 reflected a decrease in interest expense that resulted from an increase in the amount of interest capitalized. Other expense, net for the six months ended May 31, 2014 included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland.
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
Based on the number of homes delivered in the six months ended May 31, 2015, 65% of our homebuyers used HCM to finance the purchase of their home, compared to 60% that used Nationstar in the year-earlier period. We expect to see increases in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from HCM.
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Revenues	$4,398	$5,031	$2,165	$2,611
Expenses	(1,892)	(1,704)	(928)	(852)
Equity in income (loss) of unconsolidated joint ventures	2,365	(12)	1,951	(6)
Pretax income	$4,871	$3,315	$3,188	$1,753

Total originations (a):
Loans	1,930	—	1,035	—
Principal	$471,275	$—	$255,214	$—
Percentage of homebuyers using HCM	65%	—%	66%	—%
Average FICO score	712	—	710	—

Loans sold (a):
Loans sold to Nationstar	2,030	—	1,020	—
Principal	$498,850	$—	$250,875	$—
Loans sold to third parties	46	—	46	—
Principal	$8,574	$—	$8,574	$—
(a)    Loan originations and sales occurred within HCM, which began operations on July 21, 2014.
Revenues. Financial services revenues totaled $2.2 million for the three months ended May 31, 2015 and $2.6 million for the three months ended May 31, 2014. For the six months ended May 31, 2015 and 2014, financial services revenues totaled $4.4 million and $5.0 million, respectively. The year-over-year decrease in our financial services revenues for the three months and six months ended May 31, 2015 was mainly due to the absence of marketing services revenues in the current periods.
Expenses. General and administrative expenses totaled $.9 million for each of the three-month periods ended May 31, 2015 and 2014. For the six months ended May 31, 2015 and 2014, general and administrative expenses totaled $1.9 million and $1.7 million, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $2.0 million for the three months ended May 31, 2015 and the equity in loss of unconsolidated joint ventures was negligible for the three months ended May 31, 2014. For the six months ended May 31, 2015, the equity in income of unconsolidated joint ventures was $2.4 million, compared to a negligible amount of equity in loss of unconsolidated joint ventures for the six months ended May 31,

2014. The equity in income of unconsolidated joint ventures for the three months and six months ended May 31, 2015 was primarily comprised of income from HCM.
INCOME TAXES
We recognized income tax expense of $3.1 million for the three months ended May 31, 2015 and $.3 million for the three months ended May 31, 2014. Our income tax expense for the six months ended May 31, 2015 was $5.8 million, compared to $.5 million for the six months ended May 31, 2014. Income tax expense for the three months ended May 31, 2015 reflected the favorable net impact of $1.7 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective tax rate of 24.5%. For the six months ended May 31, 2015, our effective tax rate of 25.0% reflected the favorable net impact of $3.1 million of federal energy tax credits. Our effective tax rates for the three months and six months ended May 31, 2014 were not meaningful items due to the effects of the full valuation allowance against our deferred tax assets at that time.
Our deferred tax assets of $860.7 million as of May 31, 2015 and $866.4 million as of November 30, 2014 were both partly offset by a valuation allowance of $41.2 million. The deferred tax asset valuation allowances as of May 31, 2015 and November 30, 2014 were primarily related to foreign tax credits and certain state NOL that had not met the “more likely than not” realization standard. Further information regarding our deferred tax asset valuation allowance is provided in Note 11. Income Taxes in the Notes to Consolidated Financial Statements in this report.
The benefits of our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of May 31, 2015, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
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
Our investments in land and land development moderated to approximately $454.7 million for the six months ended May 31, 2015 from $859.6 million for the year-earlier period, reflecting our strategic focus on generating cash from operations in 2015 after having built a substantial land pipeline over the past few years. Approximately 72% of our total investments in the six months ended May 31, 2015 related to land development, compared to approximately 36% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the six months ended May 31, 2015 and 2014, most were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards. However, given our present land pipeline, we expect our investment in land and land development for the year ended November 30, 2015 will moderate on an overall basis compared to the prior year and that a higher proportion of our investment will continue to be dedicated to land development, as we emphasize converting our owned land into new communities open for sales to promote growth in our net orders, backlog, homes delivered and revenues.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	May 31, 2015		November 30, 2014		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	12,228	$1,642,432	12,834	$1,596,480	(606)	$45,952
Southwest	9,284	579,064	9,557	538,705	(273)	40,359
Central	18,651	663,195	19,129	588,054	(478)	75,141
Southeast	9,742	508,981	10,678	495,148	(936)	13,833
Total	49,905	$3,393,672	52,198	$3,218,387	(2,293)	$175,285
The number of lots owned or controlled under land option contracts and other similar contracts at May 31, 2015 decreased from November 30, 2014 largely due to homes delivered in the six months ended May 31, 2015. The increase in the carrying value of lots owned or controlled under land option contracts and other similar contracts at May 31, 2015 compared to November 30, 2014 reflected the investments we made in land and land development during the first half of 2015.
Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots decreased to 17% at May 31, 2015, compared to 21% at November 30, 2014. Generally, this percentage fluctuates with our assessments of opportunities to control (or abandon) lots under land option contracts and other similar contracts, compared to opportunities to purchase (or sell owned) lots, in accordance with our investment return and marketing standards.
We ended our 2015 second quarter with $467.1 million of cash and cash equivalents and restricted cash, compared to $383.6 million at November 30, 2014. Our balance of unrestricted cash and cash equivalents increased to $439.9 million at May 31, 2015 from $356.4 million at November 30, 2014, primarily due to net proceeds from our 2015 first quarter underwritten public issuance of the 7.625% Senior Notes due 2023, partly offset by investments in land and land development we made during the six months ended May 31, 2015. The majority of our cash and cash equivalents at May 31, 2015 and November 30, 2014 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2015	November 30, 2014	Variance
Mortgages and land contracts due to land sellers and other loans	$30,493	$38,250	$(7,757)
Senior notes	2,559,017	2,308,275	250,742
Convertible senior notes	230,000	230,000	—
Total	$2,819,510	$2,576,525	$242,985
Our higher debt balance at May 31, 2015 compared to November 30, 2014 was mainly due to the issuance of $250.0 million in aggregate principal amount of the 7.625% Senior Notes due 2023 in the first quarter of 2015. Subsequent to the end of the second quarter of 2015, we used a portion of the net proceeds of approximately $247 million from this issuance to retire the remaining$199.9 million in aggregate principal amount of our 6 1/4% Senior Notes due 2015 at their maturity on June 15, 2015. We plan to use the remainder of the net proceeds for general corporate purposes, including without limitation working capital, land acquisition and land development. Our financial leverage, as measured by the ratio of debt to capital, was 63.6% at May 31, 2015, compared to 61.8% at November 30, 2014. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at May 31, 2015 was 59.3%, compared to 57.9% at November 30, 2014.
LOC Facilities. As of May 31, 2015 and November 30, 2014, we had $26.8 million and $26.7 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $27.2 million at both May 31, 2015 and November 30, 2014, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates.
Unsecured Revolving Credit Facility. The amount of our Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2015, we had no cash borrowings and $.2 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2015, we had $199.8 million available for cash borrowings under the Credit Facility, with up to $99.8 million of that amount available for the issuance of letters of credit. The Credit Facility is further described in Note 12. Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no significant changes to the terms of our Credit Facility during the six months ended May 31, 2015 from those disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended November 30, 2014.
The financial covenants under our Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants related to our consolidated tangible net worth, Leverage Ratio, either our Interest Coverage Ratio or minimum level of liquidity and other requirements under the Credit Facility, each as defined therein, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2015:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.11 billion	$1.62 billion
Leverage Ratio	<	.825	.636
Interest Coverage Ratio (a)	>	1.400	1.398
Minimum liquidity (a)	>	$200.0 million	$439.9 million
Investments in joint ventures and non-guarantor subsidiaries	<	$458.3 million	$117.4 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$238.9 million

(a)	Under the terms of the Credit Facility, we are required to meet either the Interest Coverage Ratio or a minimum level of liquidity, but not both.
The indenture governing the senior notes and the 1.375% Convertible Senior Notes due 2019 does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. In addition, the 1.375% Convertible Senior Notes due 2019 and all of the senior notes (with the exception of the 6 1/4% Senior Notes due 2015 — which were retired at their maturity on June 15, 2015 — and the 7 1/4% senior notes due 2018) contain certain limitations related to mergers, consolidations, and sales of assets.
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
As of May 31, 2015, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the 1.375% Convertible Senior Notes due 2019, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2015, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $30.5 million, secured primarily by the underlying property, which had an aggregate carrying value of $125.4 million.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(135,900)	$(554,529)
Investing activities	(14,834)	(9,144)
Financing activities	234,054	518,420
Net increase (decrease) in cash and cash equivalents	$83,320	$(45,253)
Operating Activities. Operating activities used net cash of $135.9 million in the six months ended May 31, 2015 and $554.5 million in the corresponding period of 2014. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. The year-over-year change in net operating cash flows for the six months ended May 31, 2015 was largely due to a decrease in cash used for investments in land and land development.
Our net cash used in operating activities in the six months ended May 31, 2015 mainly reflected net cash of $116.7 million used for investments in inventories, a net decrease in accounts payable, accrued expenses and other liabilities of $34.0 million and a net increase in receivables of $18.0 million, partly offset by net income of $17.4 million. In the six months ended May 31, 2014, our net cash used in operating activities was largely due to $579.2 million of net cash used for investments in inventories, a net increase in receivables of $17.1 million, and other operating uses of $4.9 million. Partially offsetting the cash used was net income of $37.2 million and a net increase in accounts payable, accrued expenses and other liabilities of $2.5 million.
Investing Activities. Investing activities used net cash of $14.8 million in the six months ended May 31, 2015 and $9.1 million in the year-earlier period. In the six months ended May 31, 2015, our uses of cash included $13.2 million for contributions to unconsolidated joint ventures and $1.6 million for net purchases of property and equipment. In the six months ended May 31, 2014, cash of $16.2 million used for contributions to unconsolidated joint ventures and $3.0 million used for net purchases of property and equipment was largely offset by proceeds of $10.1 million from the sale of our investment in an unconsolidated joint venture.
Financing Activities. Financing activities provided net cash of $234.1 million in the six months ended May 31, 2015 and $518.4 million in the six months ended May 31, 2014. The cash provided by financing activities in 2015 was primarily due to total net proceeds received from the first quarter underwritten public issuance of the 7.625% Senior Notes due 2023.
In the six months ended May 31, 2015, cash was provided mainly by proceeds of $250.0 million from the issuance of the 7.625% Senior Notes due 2023. The cash provided was partly offset by payments on mortgages and land contracts due to land sellers and other loans of $7.8 million, dividend payments on our common stock of $4.6 million, and the payment of debt issuance costs of $3.3 million. In the six months ended May 31, 2014, cash was provided primarily by proceeds of $400.0 million from the issuance of the 4.75% senior notes due 2019 and net proceeds of $137.0 million from the underwritten public issuance of 7,986,111 shares of our common stock, both of which occurred in the 2014 second quarter. The cash provided was partly offset by payments on mortgages and land contracts due to land sellers and other loans of $6.5 million, the payment of debt issuance costs of $5.4 million associated with the issuance of the 4.75% senior notes due 2019, dividend payments on our common stock of $4.4 million and an increase of $2.3 million in our restricted cash balance.
During the three months ended May 31, 2015 and 2014, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the six-month periods ended May 31, 2015 and 2014 totaled $.050 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe that we will have adequate resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital and land, to develop acquired land, to construct homes, to finance our financial services operations, and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return and marketing standards, in the remainder of 2015 we may use or redeploy our unrestricted cash resources or cash borrowings under the Credit Facility to support other business purposes that are aligned with our primary strategic goals, including our growth and asset efficiency initiatives. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions.

These transactions may include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, and may include potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land and land development investment targets, and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facilities, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such financial transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor or financial institution interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 8. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $181.1 million at May 31, 2015 and $182.2 million at November 30, 2014. Our investments in unconsolidated joint ventures totaled $77.9 million at May 31, 2015 and $79.4 million at November 30, 2014. None of our unconsolidated joint ventures had outstanding debt at May 31, 2015 or November 30, 2014. In addition, none of our joint ventures at May 31, 2015 or November 30, 2014 were determined to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. As discussed in Note 7. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At May 31, 2015, we had total cash deposits of $31.3 million to purchase land having an aggregate purchase price of $907.3 million. At November 30, 2014, we had total deposits of $33.2 million, comprised of $33.1 million of cash deposits and $.1 million of letters of credit, to purchase land having an aggregate purchase price of $958.5 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at May 31, 2015, we estimate the remaining purchase price to be paid would be as follows: 2015 – $294.5 million; 2016 – $237.4 million; 2017 – $91.1 million; 2018 – $79.6 million; 2019 – $45.2 million; and thereafter – $128.2 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $52.1 million at May 31, 2015 and $48.0 million at November 30, 2014. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of May 31, 2015 and November 30, 2014 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluate our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $48.8 million at May 31, 2015 and $3.1 million at November 30, 2014.
Contractual Obligations. Due to the issuance of the 7.625% Senior Notes due 2023, which is further described in Note 12. Notes Payable in the Notes to Consolidated Financial Statements in this report, our contractual obligations as of May 31, 2015 have changed materially from those reported in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended November 30, 2014. In addition, based on our evaluation of our land option contracts and other similar contracts for financing arrangements as of May 31, 2015, our inventory-related obligations changed materially from November 30, 2014. The following table sets forth our future cash requirements related to the contractual obligations of our long-term debt, interest and inventory-related obligations as of May 31, 2015 (in thousands):

	Total	2015	2016-2017	2018-2019	Thereafter
Contractual obligations:
Long-term debt	$2,825,400	$213,495	$281,905	$930,000	$1,400,000
Interest	893,667	88,300	341,021	252,804	211,542
Inventory-related obligations (a)	93,377	24,276	29,170	3,912	36,019
Total	$3,812,444	$326,071	$652,096	$1,186,716	$1,647,561

(a)
Represents liabilities related to inventory not owned and liabilities for fixed or determinable amounts associated with tax increment financing activities (“TIFE”) assessments. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.

There have been no other significant changes in our contractual obligations from those reported in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended November 30, 2014.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended May 31, 2015 from those disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended November 30, 2014.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
We believe we are well-positioned to accomplish our top priorities for 2015, particularly in view of the favorable housing market conditions in most of our served markets and our backlog level at May 31, 2015. Our present outlook is as follows:

•
We anticipate our investment in land and land development for 2015 to be in a range of $1.1 billion to $1.3 billion on an overall basis, compared to the $1.47 billion we invested in 2014, with a higher proportion of our current-year investment dedicated to land development in order to advance the conversion of our owned land into new communities open for sales.

•
We expect our average community count for the full year to increase in the range of 18-20% from 2014, depending on sales absorption rates and the timing of community close-outs. In addition, we anticipate that our net order growth will generally be within the range of our community count growth for 2015.

•
We plan to remain focused on further extending our growth trajectory and enhancing our asset efficiency by implementing initiatives that will emphasize generating cash from our operations, including continuing to activate certain land previously held for future development and executing on targeted opportunities to monetize other land assets through land sales, as occurred in the first half of 2015; gaining share in our served markets; increasing our housing gross profits; and improving our return on invested capital.

•
We believe the execution of our primary strategic initiatives in combination with our higher community count will enable us to accelerate growth in our revenues and realize operating leverage improvements as the remainder of the year unfolds; produce sequential improvement in our housing gross profit margin in each remaining quarter of 2015, although at lower levels compared to corresponding prior-year periods; generate sequential improvement in our selling, general and administrative expense as a percentage of housing revenues; and bolster our bottom-line performance and deliver strong operating results in the second half of the year.

•
We expect housing gross profit margin improvement in the remaining quarters of 2015 to occur primarily through increasing the proportion of homes delivered from recently opened communities, which in many cases are projected to produce higher housing gross profit margins than in our first half of 2015; raising home selling prices as market conditions allow and capturing incremental revenue opportunities through various lot and product premiums, and design studio options and upgrades;

containing increases in direct construction costs to the extent feasible; and delivering a larger number of homes in the second half of 2015 that will allow us to benefit from economies of scale and better operating leverage. Sales incentives did not contribute to the year-over-year decline in our housing gross profit margin in the first and second quarters of 2015 and are not expected to significantly impact our year-over-year housing gross profit margin comparisons for the remainder of the year. We expect our housing gross profit margin to be in the mid-16% range for the 2015 third quarter, and between 18% and 18.5% for the fourth quarter.

•
We anticipate that the negative impact of start-up field costs associated with new community openings, which tempered our housing gross profit margin in the first half of 2015, to diminish over time as these communities convert orders into revenues.

•
We expect our 2015 third quarter housing revenues to be in the range of $770 million to $810 million. We anticipate full-year housing revenues in the range of $2.95 billion to $3.10 billion, and project land sale revenues slightly in excess of $100 million in 2015.

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
Forward-Looking Statements
Investors are cautioned that certain statements contained in this report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts, stockholders and others during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements that we may make or provide concerning future financial or operating performance (including without limitation future revenues, community count, homes delivered, net orders, selling prices, sales pace per new community, expenses, expense ratios, housing gross profits, housing gross profit margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of our backlog (including amounts that we expect to realize upon delivery of homes included in our backlog and the timing of those deliveries), the value of our net orders, potential future asset acquisitions and the impact of completed acquisitions, future share issuances or repurchases, future debt issuances, repurchases or redemptions and other possible future actions are also forward-looking statements as defined by the Act. Forward-looking statements are based on our current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements. In addition, forward-looking and other statements in this report and in other public or oral disclosures that express or contain opinions, views or assumptions about market or economic conditions; the success, performance, effectiveness and/or relative positioning of our strategies, initiatives or operational activities; and other matters, may be based in whole or in part on general observations of our management, limited or anecdotal evidence and/or business or industry experience without in-depth or any particular empirical investigation, inquiry or analysis.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the following:

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

•
the impact of weather events, significant natural disasters and other climate and environmental factors, including the severe prolonged drought conditions in the southwest United States and California;

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

•
costs and/or charges arising from regulatory compliance requirements or from legal, arbitral or regulatory proceedings, investigations, claims or settlements, including unfavorable outcomes in any such matters resulting in actual or potential monetary damage awards, penalties, fines or other direct or indirect payments, or injunctions, consent decrees or other voluntary or involuntary restrictions or adjustments to our business operations or practices that are beyond our current expectations and/or accruals;

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

•	consumer traffic to our new home communities and consumer interest in our product designs and offerings, particularly from higher-income consumers;

•	cancellations and our ability to realize our backlog by converting net orders to home deliveries and revenues;

•	our home sales and delivery performance, particularly in key markets in California;

•	our ability to generate cash from our operations, enhance our asset efficiency, increase our operating income margin and/or improve our return on invested capital;

•	the manner in which our homebuyers are offered and whether they are able to obtain mortgage loans and mortgage banking services, including from HCM;

•	the performance of HCM;

•	information technology failures and data security breaches; and

•	other events outside of our control.
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
The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of May 31, 2015 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2015	$199,906	6.3%
2016	—	—
2017	265,000	9.5
2018	300,000	7.3
2019	630,000	3.5
Thereafter	1,400,000	7.5
Total	$2,794,906	6.7%
Fair value at May 31, 2015	$2,929,588
For additional information regarding our market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended November 30, 2014.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2015.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Negative environmental impacts from, and legal and regulatory requirements in response to, severe and prolonged drought conditions in Arizona, California and Nevada could adversely affect our business and results of operations in those regions and our consolidated financial statements.

Certain areas in which we operate, particularly parts of Arizona, California and Nevada, are experiencing extreme or exceptional drought conditions. In response to these conditions and concerns that they may continue for an extended period of time or worsen, government officials have taken, or have proposed taking, a number of steps to preserve potable water supplies. For instance, California recently declared a state of emergency due to drought conditions, and the governor issued an executive order directing the state water board to impose restrictions to achieve a statewide 25% reduction in potable urban water use through February 28, 2016. In turn, the state water board adopted emergency regulations that, among other things, require local water agencies or other water suppliers to achieve 4% to 36% reductions in their water use, with each agency/supplier expected to implement its own plans and measures to achieve its respective water conservation target. The California state water board’s emergency regulations also prohibited irrigation with potable water outside newly constructed homes and buildings not in accordance with conservation standards adopted by a separate state agency, which apply to structures over 2,500 square feet. To address the California state water board conservation requirements and its own available potable water supplies, a local water agency/supplier could potentially restrict, delay the issuance of, or proscribe new water connection permits for homes or businesses; increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs; adopt higher efficiency requirements for water-using appliances or fixtures; limit or ban the use of water for construction activities; impose requirements as to the types of allowed plant material or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers; and/or impose fines and penalties for noncompliance with any such measures. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership. It is uncertain if, where and to what extent these or additional conservation measures might be imposed by local water agencies/suppliers in California or by other federal, state or local lawmakers or regulators in Arizona, California and Nevada. However, if potable water supplies become further constrained due to persistent drought conditions, tighter conservation requirements may be imposed in Arizona, California and Nevada that could limit, impair or delay our ability to acquire land for homebuilding, develop land we own, market and sell homes and/or build and deliver homes (even if we have obtained water connection permits); increase our land development and home construction costs; or cause the fair value of affected land or land interests in our inventory to decline, which could result in inventory impairment or land option contract abandonment charges, or both; or negatively affect the economies of, or diminish consumer interest in living in, water-constrained areas. These impacts, individually or collectively, could adversely affect our business and consolidated financial statements, and the effect could be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended May 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
March 1-31	—	$—	—	4,000,000
April 1-30	17,615	15.87	—	4,000,000
May 1-31	—	—	—	4,000,000
Total	17,615	$15.87	—
As of May 31, 2015, we were authorized to repurchase 4,000,000 shares of our common stock under a share repurchase program approved by our board of directors in December 2005. We did not repurchase any shares of our common stock under this program in the six months ended May 31, 2015. We have not repurchased shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors. The shares purchased during the three months ended May 31, 2015 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards as well as shares forfeited by individuals upon their termination of employment. These transactions are not considered repurchases under the share repurchase program.

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

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and six months ended May 31, 2015 and 2014, (b) Consolidated Balance Sheets as of May 31, 2015 and November 30, 2014, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2015 and 2014, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	July 2, 2015	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 2, 2015	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

4.32	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

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

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and six months ended May 31, 2015 and 2014, (b) Consolidated Balance Sheets as of May 31, 2015 and November 30, 2014, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2015 and 2014, and (d) Notes to Consolidated Financial Statements.