Form 10-Q
period 2015-08-31
KB HOME
filed 2015-10-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2015.
There were 92,071,598 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2015. The registrant’s grantor stock ownership trust held an additional 10,335,461 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Total revenues	$2,046,247	$1,604,908	$843,157	$589,214
Homebuilding:
Revenues	$2,038,896	$1,596,894	$840,204	$586,231
Construction and land costs	(1,725,976)	(1,305,258)	(709,148)	(479,424)
Selling, general and administrative expenses	(244,678)	(205,715)	(95,074)	(72,897)
Operating income	68,242	85,921	35,982	33,910
Interest income	342	393	87	110
Interest expense	(17,850)	(26,289)	(4,394)	(6,455)
Equity in income (loss) of unconsolidated joint ventures	(1,180)	1,161	(422)	(751)
Homebuilding pretax income	49,554	61,186	31,253	26,814
Financial services:
Revenues	7,351	8,014	2,953	2,983
Expenses	(2,802)	(2,563)	(910)	(859)
Equity in income (loss) of unconsolidated joint ventures	3,023	(289)	658	(277)
Financial services pretax income	7,572	5,162	2,701	1,847
Total pretax income	57,126	66,348	33,954	28,661
Income tax expense	(16,500)	(800)	(10,700)	(300)
Net income	$40,626	$65,548	$23,254	$28,361
Earnings per share:
Basic	$.44	$.74	$.25	$.31
Diluted	$.42	$.68	$.23	$.28
Weighted average shares outstanding:
Basic	92,005	88,389	92,065	91,793
Diluted	101,605	98,614	101,874	102,070
Cash dividends declared per common share	$.075	$.075	$.025	$.025
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2015	November 30, 2014
Assets
Homebuilding:
Cash and cash equivalents	$352,952	$356,366
Restricted cash	25,028	27,235
Receivables	159,576	125,488
Inventories	3,401,737	3,218,387
Investments in unconsolidated joint ventures	72,800	79,441
Deferred tax assets, net	810,016	825,232
Other assets	114,352	114,915
	4,936,461	4,747,064
Financial services	12,035	10,486
Total assets	$4,948,496	$4,757,550

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$178,604	$172,716
Accrued expenses and other liabilities	497,158	409,882
Notes payable	2,630,732	2,576,525
	3,306,494	3,159,123
Financial services	1,776	2,517
Stockholders’ equity:
Common stock	115,524	115,387
Paid-in capital	679,600	668,857
Retained earnings	1,424,992	1,391,256
Accumulated other comprehensive loss	(21,008)	(21,008)
Grantor stock ownership trust, at cost	(112,106)	(112,106)
Treasury stock, at cost	(446,776)	(446,476)
Total stockholders’ equity	1,640,226	1,595,910
Total liabilities and stockholders’ equity	$4,948,496	$4,757,550
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2015	2014
Cash flows from operating activities:
Net income	$40,626	$65,548
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(1,843)	(872)
Amortization of discounts and issuance costs	5,866	5,246
Depreciation and amortization	2,547	1,677
Deferred income taxes	15,216	—
Stock-based compensation	10,444	5,959
Inventory impairments and land option contract abandonments	4,516	5,211
Changes in assets and liabilities:
Receivables	(25,032)	(27,754)
Inventories	(72,509)	(784,457)
Accounts payable, accrued expenses and other liabilities	(1,952)	20,388
Other, net	37	(7,608)
Net cash used in operating activities	(22,084)	(716,662)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(20,955)	(34,034)
Return of investments in unconsolidated joint ventures	14,000	—
Proceeds from sale of investment in unconsolidated joint venture	—	10,110
Purchases of property and equipment, net	(2,100)	(4,158)
Net cash used in investing activities	(9,055)	(28,082)
Cash flows from financing activities:
Change in restricted cash	2,207	9,450
Proceeds from issuance of debt	250,000	400,000
Payment of debt issuance costs	(4,561)	(5,448)
Repayment of senior notes	(199,906)	—
Payments on mortgages and land contracts due to land sellers and other loans	(13,736)	(23,292)
Proceeds from issuance of common stock, net	—	137,045
Issuance of common stock under employee stock plans	436	202
Payments of cash dividends	(6,890)	(6,682)
Stock repurchases	(300)	(46)
Net cash provided by financing activities	27,250	511,229
Net decrease in cash and cash equivalents	(3,889)	(233,515)
Cash and cash equivalents at beginning of period	358,768	532,523
Cash and cash equivalents at end of period	$354,879	$299,008
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of August 31, 2015, the results of our consolidated operations for the three months and nine months ended August 31, 2015 and 2014, and our consolidated cash flows for the nine months ended August 31, 2015 and 2014. The results of our consolidated operations for the three months and nine months ended August 31, 2015 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2014 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2014, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $231.0 million at August 31, 2015 and $197.7 million at November 30, 2014. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted Cash. Restricted cash at August 31, 2015 and November 30, 2014 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (“LOC Facilities”).
Comprehensive Income. Our comprehensive income was $23.3 million for the three months ended August 31, 2015 and $28.4 million for the three months ended August 31, 2014. For the nine months ended August 31, 2015 and 2014, our comprehensive income was $40.6 million and $65.5 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2015 and 2014 was equal to our net income for the same periods.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
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
In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We believe the adoption of ASU 2015-15 will not have a material effect on our consolidated financial statements.
Reclassifications. Certain amounts in our consolidated financial statements for prior years have been reclassified to conform to the current period presentation.

2.	Segment Information
As of August 31, 2015, we had identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of August 31, 2015, our homebuilding reporting segments conducted ongoing operations in the following states:
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
The following tables present financial information relating to our segments (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Revenues:
West Coast	$932,905	$707,532	$378,362	$265,491
Southwest	273,339	144,597	128,021	50,101
Central	545,913	477,518	210,417	179,972
Southeast	286,739	267,247	123,404	90,667
Total homebuilding revenues	2,038,896	1,596,894	840,204	586,231
Financial services	7,351	8,014	2,953	2,983
Total	$2,046,247	$1,604,908	$843,157	$589,214

Pretax income (loss):
West Coast	$76,177	$93,599	$35,769	$39,270
Southwest	20,420	7,599	11,732	2,543
Central	42,000	24,806	18,649	11,514
Southeast	(20,965)	(9,881)	(4,751)	(7,965)
Corporate and other	(68,078)	(54,937)	(30,146)	(18,548)
Total homebuilding pretax income	49,554	61,186	31,253	26,814
Financial services	7,572	5,162	2,701	1,847
Total	$57,126	$66,348	$33,954	$28,661

Inventory impairment charges:
West Coast	$—	$—	$—	$—
Southwest	—	—	—	—
Central	—	—	—	—
Southeast	3,173	3,408	3,173	3,408
Total	$3,173	$3,408	$3,173	$3,408

Land option contract abandonments:
West Coast	$134	$554	$134	$451
Southwest	—	—	—	—
Central	225	995	225	562
Southeast	984	254	—	—
Total	$1,343	$1,803	$359	$1,013

	August 31, 2015	November 30, 2014
Inventories:
Homes under construction
West Coast	$649,874	$536,843
Southwest	117,705	65,647
Central	280,330	201,164
Southeast	139,667	124,618
Subtotal	1,187,576	928,272

Land under development
West Coast	719,557	765,577
Southwest	322,676	334,691
Central	396,115	363,933
Southeast	248,326	245,948
Subtotal	1,686,674	1,710,149

Land held for future development
West Coast	287,365	294,060
Southwest	113,661	138,367
Central	22,063	22,957
Southeast	104,398	124,582
Subtotal	527,487	579,966
Total	$3,401,737	$3,218,387

Assets:
West Coast	$1,775,422	$1,695,753
Southwest	598,260	579,201
Central	810,123	678,139
Southeast	528,270	531,011
Corporate and other	1,224,386	1,262,960
Total homebuilding assets	4,936,461	4,747,064
Financial services	12,035	10,486
Total	$4,948,496	$4,757,550

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Revenues
Insurance commissions	$4,581	$4,364	$1,857	$1,832
Title services	2,769	2,503	1,096	904
Marketing services fees	—	1,147	—	247
Interest income	1	—	—	—
Total	7,351	8,014	2,953	2,983

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Expenses
General and administrative	$(2,802)	$(2,563)	$(910)	$(859)
Operating income	4,549	5,451	2,043	2,124
Equity in income (loss) of unconsolidated joint ventures	3,023	(289)	658	(277)
Pretax income	$7,572	$5,162	$2,701	$1,847

	August 31, 2015	November 30, 2014
Assets
Cash and cash equivalents	$1,927	$2,402
Receivables	846	1,738
Investments in unconsolidated joint ventures	9,171	6,149
Other assets	91	197
Total assets	$12,035	$10,486
Liabilities
Accounts payable and accrued expenses	$1,776	$2,517
Total liabilities	$1,776	$2,517

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Numerator:
Net income	$40,626	$65,548	$23,254	$28,361
Less: Distributed earnings allocated to nonvested restricted stock	(24)	(18)	(7)	(6)
Less: Undistributed earnings allocated to nonvested restricted stock	(115)	(159)	(63)	(73)
Numerator for basic earnings per share	40,487	65,371	23,184	28,282
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	2,000	2,000	667	667
Add: Undistributed earnings allocated to nonvested restricted stock	115	159	63	73
Less: Undistributed earnings reallocated to nonvested restricted stock	(104)	(142)	(57)	(66)
Numerator for diluted earnings per share	$42,498	$67,388	$23,857	$28,956

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Denominator:
Weighted average shares outstanding — basic	92,005	88,389	92,065	91,793
Effect of dilutive securities:
Share-based payments	1,198	1,823	1,407	1,875
Convertible senior notes	8,402	8,402	8,402	8,402
Weighted average shares outstanding — diluted	101,605	98,614	101,874	102,070
Basic earnings per share	$.44	$.74	$.25	$.31
Diluted earnings per share	$.42	$.68	$.23	$.28
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2015 or 2014.
Outstanding stock options to purchase 5.7 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and nine-month periods ended August 31, 2015, and outstanding stock options to purchase 5.2 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and nine-month periods ended August 31, 2014, because the effect of their inclusion in each case would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each a “PSU”) were not included in the earnings per share calculations for the three-month and nine-month periods ended August 31, 2015 and 2014, as the applicable vesting conditions had not been satisfied.

5.	Inventories
Inventories consisted of the following (in thousands):

	August 31, 2015	November 30, 2014
Homes under construction	$1,187,576	$928,272
Land under development	1,686,674	1,710,149
Land held for future development	527,487	579,966
Total	$3,401,737	$3,218,387
Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized to construction and land costs as the related inventories are delivered to homebuyers or land buyers (as applicable). Interest and real estate taxes are not capitalized on land held for future development.
Our interest costs were as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Capitalized interest at beginning of period	$266,668	$216,681	$299,678	$241,583
Interest incurred	140,789	127,041	46,587	44,603
Interest expensed	(17,850)	(26,289)	(4,394)	(6,455)
Interest amortized to construction and land costs (a)	(99,488)	(59,471)	(51,752)	(21,769)
Capitalized interest at end of period (b)	$290,119	$257,962	$290,119	$257,962

(a)	Interest amortized to construction and land costs for the three months and nine months ended August 31, 2015 included $16.4 million related to land sales during those periods.

(b)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed on a quarterly basis to determine if indicators of potential impairment exist. We record an inventory impairment charge when indicators of potential impairment exist and the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. We evaluated 29 and 25 communities or land parcels for recoverability during the nine months ended August 31, 2015 and 2014, respectively. The carrying value of the communities or land parcels evaluated during the nine months ended August 31, 2015 and 2014 was $232.8 million and $207.4 million, respectively. Some of the communities or land parcels evaluated during the nine months ended August 31, 2015 and 2014 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period, if any, are counted only once for each nine-month period shown.
Based on the results of our evaluations, we recognized an inventory impairment charge of $3.2 million for the three months and nine months ended August 31, 2015 associated with a community located in Florida. We decided to change our operational and marketing strategy for this community in order to monetize our investment more quickly by accelerating the overall pace for selling, building and delivering homes primarily through lowering the average selling price of these homes. Significant quantitative unobservable inputs used in our fair value measurement with respect to this community included an average selling price of $178,100; four deliveries per month; and a discount rate of 20%.
For the three months and nine months ended August 31, 2014, we recognized a $3.4 million inventory impairment charge associated with the then-planned sale of our last remaining land parcel in Atlanta, Georgia, a former market where we do not have ongoing operations. The land sale closed in the 2014 fourth quarter.
As of August 31, 2015, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $248.3 million, representing 25 communities and various other land parcels. As of November 30, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $266.6 million, representing 33 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.4 million corresponding to 740 lots for the three months ended August 31, 2015, and $1.0 million of such charges corresponding to 624 lots for the three months ended August 31, 2014. We recognized land option contract abandonment charges of $1.3 million corresponding to 1,166 lots for the nine months ended August 31, 2015, and $1.8 million of such charges corresponding to 1,306 lots for the nine months ended August 31, 2014. We sometimes abandon land option contracts and other similar contracts when we have incurred costs of less than $100,000; the corresponding lots, which totaled zero and 1,651 lots for the three months ended August 31, 2015 and 2014, respectively, and zero and 7,018 lots for the nine months ended August 31, 2015 and 2014, respectively, and the related costs are not included in the amounts above.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, it is possible that actual results could differ substantially from those estimated.

7.	Variable Interest Entities
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures to determine whether they are VIEs and, if so, whether we are the primary beneficiary. None of our joint ventures at August 31, 2015 and November 30, 2014 were determined to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.

In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. Under such contracts, we typically pay a specified option or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2015 and November 30, 2014 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2015		November 30, 2014
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$21,907	$472,169	$10,633	$520,628
Other land option contracts and other similar contracts	20,864	469,427	22,426	437,842
Total	$42,771	$941,596	$33,059	$958,470
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $60.0 million at August 31, 2015 and $48.0 million at November 30, 2014. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We had outstanding letters of credit of $.1 million at November 30, 2014 in lieu of cash deposits under certain land option contracts and other similar contracts. There were no such outstanding letters of credit at August 31, 2015.
We also evaluate our land option contracts and other similar contracts for financing arrangements, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $89.4 million at August 31, 2015 and $3.1 million at November 30, 2014.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Revenues	$9,758	$6,118	$3,338	$—
Construction and land costs	(17,373)	(3,523)	(3,381)	—
Other expense, net	(2,164)	(3,088)	(753)	(1,050)
Loss	$(9,779)	$(493)	$(796)	$(1,050)
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	August 31, 2015	November 30, 2014
Assets
Cash	$23,454	$23,699
Receivables	7,631	5,106
Inventories	169,471	153,427
Other assets	658	—
Total assets	$201,214	$182,232
Liabilities and equity
Accounts payable and other liabilities	$16,832	$10,824
Notes payable (a)	31,963	—
Equity	152,419	171,408
Total liabilities and equity	$201,214	$182,232

(a)
On August 28, 2015, one of our unconsolidated joint ventures entered into a construction loan agreement with a third-party lender to finance its land development activities that is secured by the underlying property and related project assets. The unconsolidated joint venture’s outstanding secured debt is non-recourse to us and is scheduled to mature in August 2018. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2015. None of our unconsolidated joint ventures had outstanding debt at November 30, 2014.

The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	August 31, 2015	November 30, 2014
Number of investments in unconsolidated joint ventures	7	6
Investments in unconsolidated joint ventures	$72,800	$79,441
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	538	618
In the first quarter of 2014, we sold our interest in an unconsolidated joint venture in Maryland for $10.1 million, which resulted in a gain of $3.2 million that was included in equity in income of unconsolidated joint ventures in our consolidated statement of operations for the nine months ended August 31, 2014.
We and our partner in the unconsolidated joint venture that entered into the construction loan agreement described above provided certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; a guaranty of interest payments on the outstanding balance of the secured debt under the construction loan agreement; and an indemnity of the lender from environmental issues. In each case, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt under the construction loan agreement. However, various financial and non-financial covenants apply with respect to the outstanding secured debt under the construction loan agreement and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of August 31, 2015, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt under the construction loan agreement is material to our consolidated financial statements.

9.	Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2015	November 30, 2014
Cash surrender value of insurance contracts	$67,357	$70,571
Debt issuance costs	26,896	27,082
Property and equipment, net	12,425	11,831
Prepaid expenses	7,674	5,431
Total	$114,352	$114,915

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2015	November 30, 2014
Inventory-related obligations	$129,874	$52,009
Employee compensation and related benefits	110,061	113,875
Self-insurance and other litigation liabilities	94,303	89,606
Accrued interest payable	76,108	63,275
Warranty liability	48,642	45,196
Customer deposits	18,436	15,197
Real estate and business taxes	11,935	13,684
Other	7,799	17,040
Total	$497,158	$409,882

11.	Income Taxes
Income Tax Expense. We recognized income tax expense of $10.7 million for the three months ended August 31, 2015 and $.3 million for the three months ended August 31, 2014. Our income tax expense for the nine months ended August 31, 2015 was $16.5 million, compared to $.8 million for the nine months ended August 31, 2014. Income tax expense for the three months ended August 31, 2015 reflected the favorable net impact of $2.5 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective income tax rate of 31.5%. For the nine months ended August 31, 2015, our effective income tax rate of 28.9% reflected the favorable net impact of $5.6 million of federal energy tax credits. Our effective income tax rates for the three months and nine months ended August 31, 2014 were not meaningful items due to the effects of the full valuation allowance against our deferred tax assets for those periods.
The tax credit impact in the three months ended August 31, 2015 included energy tax credits we earned from building energy-efficient homes in 2011. The tax credit impact in the nine months ended August 31, 2015 included energy tax credits we earned from building energy-efficient homes in 2011, 2012 and 2013, as well as from building energy-efficient homes in 2014 pursuant to the Tax Increase Prevention Act, which was enacted into law on December 19, 2014. Among other things, the law retroactively extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2014. Prior to this legislation, the tax credit expired on December 31, 2013.

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
We made no adjustments to our deferred tax asset valuation allowance during the three months and nine months ended August 31, 2015. Therefore, at August 31, 2015, we had deferred tax assets of $851.2 million that were partly offset by a valuation allowance of $41.2 million.
Unrecognized Tax Benefits. At August 31, 2015 and November 30, 2014, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million and $.3 million, respectively, of which $.1 million, if recognized, would affect our effective income tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date. Our fiscal years ending 2012 and later remain open to federal examinations, while fiscal years 2010 and later remain open to state examinations.

12.	Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2015	November 30, 2014
Mortgages and land contracts due to land sellers and other loans	$41,244	$38,250
6 1/4% Senior notes due June 15, 2015	—	199,891
9.10% Senior notes due September 15, 2017	263,282	262,729
7 1/4% Senior notes due June 15, 2018	299,515	299,402
4.75% Senior notes due May 15, 2019	400,000	400,000
8.00% Senior notes due March 15, 2020	346,691	346,253
7.00% Senior notes due December 15, 2021	450,000	450,000
7.50% Senior notes due September 15, 2022	350,000	350,000
7.625% Senior notes due May 15, 2023	250,000	—
1.375% Convertible senior notes due February 1, 2019	230,000	230,000
Total	$2,630,732	$2,576,525
Unsecured Revolving Credit Facility. On August 7, 2015, we entered into an amended and restated revolving loan agreement with a syndicate of financial institutions that increased the commitment under our unsecured credit facility (as amended, “Amended Credit Facility”) from $200.0 million to $275.0 million and extended its maturity from March 12, 2016 to August 7, 2019. The Amended Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $450.0 million under certain conditions, including obtaining additional bank commitments, as well as a sublimit of $137.5 million for the issuance of letters of credit, which may be utilized in combination with or to replace the LOC Facilities. Interest on amounts borrowed under the Amended Credit Facility is payable quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Amended Credit Facility. The Amended Credit Facility also requires the payment of a commitment fee ranging from .30% to .50% of the unused commitment, based on our Leverage Ratio. Under the terms of the Amended Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. As of August 31, 2015, we had no cash borrowings and $1.7 million of letters of credit outstanding under the Amended Credit Facility. Therefore, as of August 31, 2015, we had $273.3 million available for cash borrowings under the Amended Credit Facility, with up to $135.8 million of that amount available for the issuance of letters of credit.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of August 31, 2015 and November 30, 2014, we had $24.7 million and $26.7 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2015, inventories having a carrying value of $145.0 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. We have an automatically effective universal shelf registration statement on file with the SEC that was filed on July 18, 2014 (“2014 Shelf Registration”). The 2014 Shelf Registration registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Senior Notes. On February 17, 2015, pursuant to the 2014 Shelf Registration, we completed the underwritten public issuance of $250.0 million in aggregate principal amount of 7.625% senior notes due 2023 (“7.625% Senior Notes due 2023”). We used a portion of the net proceeds of approximately $247 million from this issuance to retire the remaining $199.9 million in aggregate principal amount of our 6 1/4% senior notes due 2015 (“6 1/4% Senior Notes due 2015”) at their maturity on June 15, 2015. The remainder of the net proceeds was used for general corporate purposes, including working capital, land acquisition and land development.
The 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”) will mature on February 1, 2019, unless converted earlier by the holders, at their option, or redeemed by us, or purchased by us at the option of the holders following the occurrence of a fundamental change, as defined in the instruments governing these notes. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of these notes. These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, as described in the instruments governing these notes.
All of the senior notes outstanding at August 31, 2015 and November 30, 2014 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually.
The indenture governing the senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. In addition, the senior notes (with the exception of the 7 1/4% senior notes due 2018) contain certain limitations related to mergers, consolidations, and sales of assets.
As of August 31, 2015, we were in compliance with the applicable terms of all our covenants under the Amended Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Amended Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on the senior notes, the mortgages and land contracts due to land sellers and other loans are due as follows: 2015 – $15.8 million; 2016 – $25.4 million; 2017 – $265.0 million; 2018 – $300.0 million; 2019 – $630.0 million; and thereafter – $1.40 billion.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2015 and the year ended November 30, 2014 (in thousands):

Description	Fair Value Hierarchy	August 31, 2015	November 30, 2014
Inventories (a)	Level 2	$—	$6,421
Inventories (a)	Level 3	3,356	24,174

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period, as of the date that the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

Inventories with a carrying value of $6.6 million were written down to their fair value of $3.4 million during the nine months ended August 31, 2015, resulting in an inventory impairment charge of $3.2 million. Inventories with a carrying value of $68.2 million were written down to their fair value of $30.6 million during the year ended November 30, 2014, resulting in inventory impairment charges of $37.6 million.
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2015		November 30, 2014
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,359,488	$2,452,825	$2,308,275	$2,468,852
Convertible senior notes	Level 2	230,000	217,063	230,000	229,713
The fair values of the senior notes and convertible senior notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, restricted cash, and mortgages and land contracts due to land sellers and other loans approximate fair values.

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
The changes in our warranty liability were as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Balance at beginning of period	$45,196	$48,704	$46,472	$40,937
Warranties issued	15,209	12,332	6,325	4,546
Payments	(19,927)	(30,795)	(5,285)	(10,633)
Adjustments (a)	8,164	12,155	1,130	7,546
Balance at end of period	$48,642	$42,396	$48,642	$42,396

(a)
As discussed below, adjustments for the three months and nine months ended August 31, 2015 and 2014 were primarily comprised of the reclassification of estimated minimum probable recoveries to receivables. Adjustments for the nine months ended August 31, 2014 also included a reclassification of estimated minimum probable recoveries to establish a separate accrual for a water intrusion-related inquiry.

Central and Southwest Florida Claims. Since 2012, we have received warranty claims from homeowners in certain of our communities in central and southwest Florida primarily involving framing, stucco, roofing and/or sealant matters on homes we delivered between 2003 and 2009, with many concerning water intrusion-related issues. Based on the status of our ongoing investigation and repair efforts with respect to homes affected by these water intrusion-related issues, our overall warranty liability at August 31, 2015 and November 30, 2014 included $1.3 million and $9.4 million, respectively, for estimated remaining repair costs associated with (a) 52 and 324 identified affected homes, respectively, and (b) similarly affected homes that we believed at each respective date may be identified in the future. The $1.3 million at August 31, 2015 encompasses what we believe to be the probable overall cost of the repair effort remaining with respect to affected homes before insurance and other recoveries. However, our actual costs to fully resolve repairs on affected homes could differ from the overall costs we have estimated depending on the identification of additional affected homes in future periods, if any, and the nature of the work that is undertaken to complete repairs on identified affected homes. During the nine months ended August 31, 2015, we resolved repairs on 346 affected homes and identified 74 additional affected homes. We consider repairs for affected homes to be resolved when all repairs are completed and all repair costs are fully paid. In the three-month periods ended August 31, 2015 and 2014, we paid $1.1 million and $7.2 million, respectively, to repair affected homes. During the nine months ended August 31, 2015 and 2014, we paid $8.6 million and $21.3 million, respectively, to repair affected homes. As of August 31, 2015, we had paid $71.9 million of the probable total repair costs of $73.2 million that we have estimated for the overall repair effort. We anticipate resolving repairs on affected homes by the end of 2015.
We believe it is probable that we will recover a portion of our repair costs associated with affected homes from various sources, including our insurers, and subcontractors involved with the original construction of the homes and their insurers. During the nine months ended August 31, 2015 and 2014, we collected $5.0 million and $.5 million, respectively, of such recoveries. Based on a review of our estimated potential recoveries during the second quarter of 2015, we increased our estimate of minimum probable recoveries. During the third quarter of 2015, we did not change our estimate of minimum probable recoveries. As of August 31, 2015, our estimated minimum probable recoveries, net of amounts collected, totaled $22.6 million, of which $1.3 million was included as an offset to our overall warranty liability and the remainder was included in receivables. During the three months and nine months ended August 31, 2014, we recorded adjustments to increase our warranty liability mainly to reflect additional affected homes identified at one attached home community and our updated estimate of repair costs on identified affected homes. We also recorded adjustments to increase our estimated minimum probable recoveries during these periods based on our updated estimate of repair costs on identified affected homes. Together these items did not have an impact on our consolidated statements of operations for the three months and nine months ended

August 31, 2014. As of November 30, 2014, our estimated minimum probable recoveries, net of amounts collected, was $26.6 million. The estimated minimum probable recoveries pertaining to affected homes are included in receivables to the extent they exceed the estimated remaining repair costs in our overall warranty liability associated with such homes. During the three months and nine months ended August 31, 2015, we reclassified $1.1 million and $8.2 million, respectively, of estimated minimum probable recoveries that were in excess of the estimated remaining repair costs to a receivable. During the three months and nine months ended August 31, 2014, we similarly reclassified $7.2 million and $12.8 million, respectively, of then-estimated minimum probable recoveries that were in excess of the then-estimated remaining repair costs. Our assessment of the water intrusion-related issues in central and southwest Florida, including the process of determining potentially responsible parties and our efforts to obtain recoveries, is ongoing, and, as a result, our estimate of minimum probable recoveries may change as additional information is obtained.
Overall Warranty Liability Assessment. In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty program, which would include homes in central and southwest Florida that have been or may in the future be identified as affected by water intrusion-related issues. Based on this evaluation, we believe our overall warranty liability as of August 31, 2015 is adequate. Depending on the number of additional homes in central and southwest Florida that are identified as affected by water intrusion-related issues, if any, and the actual costs we incur in future periods to repair such affected homes and/or homes affected by other issues, we may revise the amount of our estimated liability, which could result in an increase or decrease in our overall warranty liability. Based on our assessment of the water intrusion-related issues in central and southwest Florida, we believe that our overall warranty liability is adequate to cover the estimated probable total repair costs with respect to affected homes, though we believe it is reasonably possible that our loss in this matter could exceed the amount accrued as of August 31, 2015 by zero to $3 million.
Florida Attorney General’s Office Inquiry. In 2013, we were notified by the Florida Attorney General’s Office that it was making a preliminary inquiry into the status of our communities in Florida affected by water intrusion-related issues.  We are cooperating with the Florida Attorney General’s Office inquiry and are in discussions to resolve its concerns. While the ultimate outcome of the inquiry is uncertain, based on the status of our discussions, we established an accrual for the estimated minimum probable loss with respect to this inquiry during 2014 and increased the accrual during the nine months ended August 31, 2015. At this stage of our discussions, we believe it is reasonably possible that our loss in this matter could exceed the amount accrued by zero to $5 million.
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
The changes in our self-insurance liability were as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Balance at beginning of period	$86,574	$92,214	$80,136	$90,458
Self-insurance expense (a)	11,919	8,761	4,694	3,108
Payments, net of recoveries (b)	(17,892)	(12,666)	(4,229)	(5,257)
Balance at end of period	$80,601	$88,309	$80,601	$88,309

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Recoveries are reflected in the period we receive funds from subcontractors and/or their insurers.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2015, we had $542.9 million of performance bonds and $26.4 million of letters of credit outstanding. At November 30, 2014, we had $541.6 million of performance bonds and $26.7 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2015, we had total cash deposits of $42.8 million to purchase land having an aggregate purchase price of $941.6 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

15.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (“Claimed Damages”). KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. On March 15, 2013, the court entered orders denying the consolidated plaintiffs’ motions for summary judgment and granting the majority of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, those for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could exceed the amount accrued by a range of zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages. The non-jury trial was originally set for September 2012 and extended multiple times by the court.  In September 2015, the court scheduled a hearing for October 28, 2015 at which the court will address the setting of a new trial date and other matters.
Wage and Hour Litigation. We, together with certain of our subsidiaries, are a defendant in lawsuits that allege violations of federal and state wage and hour statutes. In May 2011, a group of current and former sales representatives filed a collective action lawsuit in the United States District Court for the Southern District of Texas, Galveston Division entitled Edwards, K. v. KB Home. The lawsuit alleges that we misclassified sales representatives and failed to pay minimum and overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07). In September 2012, the Edwards court conditionally certified a nationwide class that, as of the date of this report, consists of 409 plaintiffs. On May 21, 2015, the Edwards court scheduled an initial trial involving a portion of the plaintiffs in that case for December 2015. One or more additional trials involving other plaintiffs in the Edwards case are expected to be scheduled to occur in 2016 or later.
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
In the second quarter of 2015, plaintiffs in the Edwards case and the Bejenaru case claimed $66 million in compensatory damages, penalties and interest, as well as injunctive relief, attorneys’ fees and costs for both matters. We deny the allegations in the lawsuits and intend to defend ourselves vigorously. While the ultimate outcome of these matters is uncertain, we had an accrual for the estimated minimum probable loss with respect to these matters at August 31, 2015. We believe it is reasonably possible that our loss in these matters could exceed the amount accrued by zero to $6 million. However, we believe we have meritorious defenses to the plaintiffs’ claims.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2015, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

16.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended August 31, 2015
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2014	$115,387	$668,857	$1,391,256	$(21,008)	$(112,106)	$(446,476)	$1,595,910
Net income	—	—	40,626	—	—	—	40,626
Dividends on common stock	—	—	(6,890)	—	—	—	(6,890)
Employee stock options/other	52	384	—	—	—	—	436
Restricted stock awards	85	(85)	—	—	—	—	—
Stock-based compensation	—	10,444	—	—	—	—	10,444
Stock repurchases	—	—	—	—	—	(300)	(300)
Balance at August 31, 2015	$115,524	$679,600	$1,424,992	$(21,008)	$(112,106)	$(446,776)	$1,640,226
We maintain a common stock reserve account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of their governing instruments. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at August 31, 2015. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing these notes.
As of August 31, 2015, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the nine months ended August 31, 2015. We have not repurchased any shares pursuant to this common stock repurchase plan for the past several years and any resumption of such stock repurchases under this program or any other program will be at the discretion of our board of directors.
Unrelated to the common stock repurchase plan, in connection with an amendment of the Amended and Restated KB Home Non-Employee Directors Compensation Plan (“Director Plan”) effective July 17, 2014, our board of directors authorized the repurchase of no more than 680,000 shares of our common stock solely as necessary for director elections in respect of outstanding stock appreciation right awards under the Director Plan. We had not repurchased any shares pursuant to this board of directors authorization as of August 31, 2015.
During the three months ended August 31, 2015 and 2014, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the nine months ended August 31, 2015 and 2014 totaled $.075 per share of common stock.

17.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the nine months ended August 31, 2015:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	11,735,042	$20.45
Granted	—	—
Exercised	(52,000)	8.38
Cancelled	(130,384)	23.26
Options outstanding at end of period	11,552,658	$20.47
Options exercisable at end of period	9,992,609	$21.32
As of August 31, 2015, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 4.4 years and 3.7 years, respectively. There was $2.8 million of total unrecognized compensation expense related to unvested stock option awards as of August 31, 2015. For the three months ended August 31, 2015 and 2014, stock-

based compensation expense associated with stock options totaled $1.1 million and $.6 million, respectively. For the nine months ended August 31, 2015 and 2014, stock-based compensation expense associated with stock options totaled $3.1 million and $1.8 million, respectively. The aggregate intrinsic value of both stock options outstanding and stock options exercisable was $18.4 million at August 31, 2015. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $1.9 million for the three months ended August 31, 2015 and $1.7 million for the three months ended August 31, 2014 related to restricted stock and PSUs. We recognized total compensation expense of $7.3 million for the nine months ended August 31, 2015 and $4.2 million for the nine months ended August 31, 2014 related to restricted stock and PSUs.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2015	2014
Summary of cash and cash equivalents at end of period:
Homebuilding	$352,952	$297,058
Financial services	1,927	1,950
Total	$354,879	$299,008

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$5,017	$312
Income taxes paid	2,915	1,537

Supplemental disclosures of noncash activities:
Reclassification of warranty recoveries to receivables	$8,164	$12,794
Increase (decrease) in consolidated inventories not owned	86,211	(4,931)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	12,416	81,670
Inventories and inventory-related obligations associated with tax increment financing entities assessments tied to distribution of land from an unconsolidated joint venture	—	33,197
Inventories acquired through seller financing	16,730	52,561
Conversion of liability awards to equity awards	—	6,455

19.	Supplemental Guarantor Information
Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Amended Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”). The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. Pursuant to the terms of the indenture governing the senior notes and the terms of the Amended Credit Facility, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X (as in effect on June 1, 1996) using a 5% rather than a 10% threshold (provided that the assets of our non-guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets), it will be automatically and unconditionally released and discharged from its guaranty of the senior notes and the Amended Credit Facility so long as all guarantees by such Guarantor Subsidiary of any other of our or our subsidiaries’ indebtedness are terminated at or prior to the time of such release. We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of August 31, 2015.

Condensed Consolidating Statements of Operations (in thousands)

	Nine Months Ended August 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,866,015	$180,232	$—	$2,046,247
Homebuilding:
Revenues	$—	$1,866,015	$172,881	$—	$2,038,896
Construction and land costs	—	(1,566,720)	(159,256)	—	(1,725,976)
Selling, general and administrative expenses	(63,886)	(158,403)	(22,389)	—	(244,678)
Operating income (loss)	(63,886)	140,892	(8,764)	—	68,242
Interest income	337	3	2	—	342
Interest expense	(136,292)	(4,497)	—	122,939	(17,850)
Intercompany interest	218,684	(88,780)	(6,965)	(122,939)	—
Equity in loss of unconsolidated joint ventures	—	(1,180)	—	—	(1,180)
Homebuilding pretax income (loss)	18,843	46,438	(15,727)	—	49,554
Financial services pretax income	—	—	7,572	—	7,572
Total pretax income (loss)	18,843	46,438	(8,155)	—	57,126
Income tax benefit (expense)	2,900	(18,700)	(700)	—	(16,500)
Equity in net income of subsidiaries	18,883	—	—	(18,883)	—
Net income (loss)	$40,626	$27,738	$(8,855)	$(18,883)	$40,626

	Nine Months Ended August 31, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,436,822	$168,086	$—	$1,604,908
Homebuilding:
Revenues	$—	$1,436,822	$160,072	$—	$1,596,894
Construction and land costs	—	(1,167,762)	(137,496)	—	(1,305,258)
Selling, general and administrative expenses	(47,489)	(131,443)	(26,783)	—	(205,715)
Operating income (loss)	(47,489)	137,617	(4,207)	—	85,921
Interest income	385	7	1	—	393
Interest expense	(122,634)	(4,408)	—	100,753	(26,289)
Intercompany interest	206,943	(99,077)	(7,113)	(100,753)	—
Equity in income (loss) of unconsolidated joint ventures	—	(2,132)	3,293	—	1,161
Homebuilding pretax income (loss)	37,205	32,007	(8,026)	—	61,186
Financial services pretax income	—	—	5,162	—	5,162
Total pretax income (loss)	37,205	32,007	(2,864)	—	66,348
Income tax expense	(100)	(600)	(100)	—	(800)
Equity in net income of subsidiaries	28,443	—	—	(28,443)	—
Net income (loss)	$65,548	$31,407	$(2,964)	$(28,443)	$65,548

	Three Months Ended August 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$761,783	$81,374	$—	$843,157
Homebuilding:
Revenues	$—	$761,783	$78,421	$—	$840,204
Construction and land costs	—	(638,451)	(70,697)	—	(709,148)
Selling, general and administrative expenses	(28,540)	(58,137)	(8,397)	—	(95,074)
Operating income (loss)	(28,540)	65,195	(673)	—	35,982
Interest income	86	1	—	—	87
Interest expense	(45,040)	(1,547)	—	42,193	(4,394)
Intercompany interest	74,501	(30,203)	(2,105)	(42,193)	—
Equity in loss of unconsolidated joint ventures	—	(422)	—	—	(422)
Homebuilding pretax income (loss)	1,007	33,024	(2,778)	—	31,253
Financial services pretax income	—	—	2,701	—	2,701
Total pretax income (loss)	1,007	33,024	(77)	—	33,954
Income tax benefit (expense)	2,200	(12,100)	(800)	—	(10,700)
Equity in net income of subsidiaries	20,047	—	—	(20,047)	—
Net income (loss)	$23,254	$20,924	$(877)	$(20,047)	$23,254

	Three Months Ended August 31, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$529,599	$59,615	$—	$589,214
Homebuilding:
Revenues	$—	$529,599	$56,632	$—	$586,231
Construction and land costs	—	(429,998)	(49,426)	—	(479,424)
Selling, general and administrative expenses	(15,995)	(47,653)	(9,249)	—	(72,897)
Operating income (loss)	(15,995)	51,948	(2,043)	—	33,910
Interest income	109	1	—	—	110
Interest expense	(42,955)	(1,648)	—	38,148	(6,455)
Intercompany interest	76,512	(35,728)	(2,636)	(38,148)	—
Equity in loss of unconsolidated joint ventures	—	(751)	—	—	(751)
Homebuilding pretax income (loss)	17,671	13,822	(4,679)	—	26,814
Financial services pretax income	—	—	1,847	—	1,847
Total pretax income (loss)	17,671	13,822	(2,832)	—	28,661
Income tax expense	(50)	(200)	(50)	—	(300)
Equity in net income of subsidiaries	10,740	—	—	(10,740)	—
Net income (loss)	$28,361	$13,622	$(2,882)	$(10,740)	$28,361

Condensed Consolidating Balance Sheets (in thousands)

	August 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$288,869	$60,271	$3,812	$—	$352,952
Restricted cash	25,028	—	—	—	25,028
Receivables	284	156,354	2,938	—	159,576
Inventories	—	3,163,292	238,445	—	3,401,737
Investments in unconsolidated joint ventures	—	72,800	—	—	72,800
Deferred tax assets, net	218,954	534,728	56,334	—	810,016
Other assets	98,917	13,448	1,987	—	114,352
	632,052	4,000,893	303,516	—	4,936,461
Financial services	—	—	12,035	—	12,035
Intercompany receivables	3,663,944	—	104,306	(3,768,250)	—
Investments in subsidiaries	71,219	—	—	(71,219)	—
Total assets	$4,367,215	$4,000,893	$419,857	$(3,839,469)	$4,948,496
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$144,782	$426,452	$104,528	$—	$675,762
Notes payable	2,564,378	66,354	—	—	2,630,732
	2,709,160	492,806	104,528	—	3,306,494
Financial services	—	—	1,776	—	1,776
Intercompany payables	17,829	3,475,060	275,361	(3,768,250)	—
Stockholders’ equity	1,640,226	33,027	38,192	(71,219)	1,640,226
Total liabilities and stockholders’ equity	$4,367,215	$4,000,893	$419,857	$(3,839,469)	$4,948,496

	November 30, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$303,280	$38,124	$14,962	$—	$356,366
Restricted cash	27,235	—	—	—	27,235
Receivables	15	123,024	2,449	—	125,488
Inventories	—	2,980,056	238,331	—	3,218,387
Investments in unconsolidated joint ventures	—	79,441	—	—	79,441
Deferred tax assets, net	215,923	552,653	56,656	—	825,232
Other assets	99,099	13,922	1,894	—	114,915
	645,552	3,787,220	314,292	—	4,747,064
Financial services	—	—	10,486	—	10,486
Intercompany receivables	3,582,612	—	112,919	(3,695,531)	—
Investments in subsidiaries	39,356	—	—	(39,356)	—
Total assets	$4,267,520	$3,787,220	$437,697	$(3,734,887)	$4,757,550
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$138,298	$331,361	$112,939	$—	$582,598
Notes payable	2,513,165	63,360	—	—	2,576,525
	2,651,463	394,721	112,939	—	3,159,123
Financial services	—	—	2,517	—	2,517
Intercompany payables	20,147	3,392,499	282,885	(3,695,531)	—
Stockholders’ equity	1,595,910	—	39,356	(39,356)	1,595,910
Total liabilities and stockholders’ equity	$4,267,520	$3,787,220	$437,697	$(3,734,887)	$4,757,550

Condensed Consolidating Statements of Cash Flows (in thousands)

	Nine Months Ended August 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$41,620	$(43,447)	$(20,257)	$—	$(22,084)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(20,954)	(1)	—	(20,955)
Return of investments in unconsolidated joint ventures	—	14,000	—	—	14,000
Purchases of property and equipment, net	(498)	(1,565)	(37)	—	(2,100)
Intercompany	(96,519)	—	—	96,519	—
Net cash used in investing activities	(97,017)	(8,519)	(38)	96,519	(9,055)
Cash flows from financing activities:
Change in restricted cash	2,207	—	—	—	2,207
Proceeds from issuance of debt	250,000	—	—	—	250,000
Payment of debt issuance costs	(4,561)	—	—	—	(4,561)
Repayment of senior notes	(199,906)	—	—	—	(199,906)
Payments on mortgages and land contracts due to land sellers and other loans	—	(13,736)	—	—	(13,736)
Issuance of common stock under employee stock plans	436	—	—	—	436
Payments of cash dividends	(6,890)	—	—	—	(6,890)
Stock repurchases	(300)	—	—	—	(300)
Intercompany	—	87,849	8,670	(96,519)	—
Net cash provided by financing activities	40,986	74,113	8,670	(96,519)	27,250
Net increase (decrease) in cash and cash equivalents	(14,411)	22,147	(11,625)	—	(3,889)
Cash and cash equivalents at beginning of period	303,280	38,124	17,364	—	358,768
Cash and cash equivalents at end of period	$288,869	$60,271	$5,739	$—	$354,879

	Nine Months Ended August 31, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$66,251	$(730,397)	$(52,516)	$—	$(716,662)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(33,786)	(248)	—	(34,034)
Proceeds from sale of investment in unconsolidated joint venture	—	—	10,110	—	10,110
Purchases of property and equipment, net	(131)	(3,499)	(528)	—	(4,158)
Intercompany	(840,839)	—	—	840,839	—
Net cash provided by (used in) investing activities	(840,970)	(37,285)	9,334	840,839	(28,082)
Cash flows from financing activities:
Change in restricted cash	9,450	—	—	—	9,450
Proceeds from issuance of debt	400,000	—	—	—	400,000
Payment of debt issuance costs	(5,448)	—	—	—	(5,448)
Payments on mortgages and land contracts due to land sellers and other loans	—	(23,292)	—	—	(23,292)
Proceeds from issuance of common stock, net	137,045	—	—	—	137,045
Issuance of common stock under employee stock plans	202	—	—	—	202
Payments of cash dividends	(6,682)	—	—	—	(6,682)
Stock repurchases	(46)	—	—	—	(46)
Intercompany	—	804,809	36,030	(840,839)	—
Net cash provided by financing activities	534,521	781,517	36,030	(840,839)	511,229
Net increase (decrease) in cash and cash equivalents	(240,198)	13,835	(7,152)	—	(233,515)
Cash and cash equivalents at beginning of period	476,847	39,952	15,724	—	532,523
Cash and cash equivalents at end of period	$236,649	$53,787	$8,572	$—	$299,008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Nine Months Ended August 31,			Three Months Ended August 31,
	2015	2014	Variance	2015	2014	Variance
Revenues:
Homebuilding	$2,038,896	$1,596,894	28%	$840,204	$586,231	43%
Financial services	7,351	8,014	(8)	2,953	2,983	(1)
Total revenues	$2,046,247	$1,604,908	27%	$843,157	$589,214	43%
Pretax income:
Homebuilding	$49,554	$61,186	(19)%	$31,253	$26,814	17%
Financial services	7,572	5,162	47	2,701	1,847	46
Total pretax income	57,126	66,348	(14)	33,954	28,661	18
Income tax expense	(16,500)	(800)	(a)	(10,700)	(300)	(a)
Net income	$40,626	$65,548	(38)%	$23,254	$28,361	(18)%
Basic earnings per share	$.44	$.74	(41)%	$.25	$.31	(19)%
Diluted earnings per share	$.42	$.68	(38)%	$.23	$.28	(18)%

(a)	Percentage not meaningful.

Conditions in most of our served markets remained generally positive during the first nine months of 2015, with healthy housing supply and demand dynamics fueled by strengthening fundamental demographic trends and steady employment and economic growth. Within this favorable environment, we continued to execute on our key strategic initiatives and generated year-over-year improvement in several key operational and financial metrics across our segments. We expanded our revenues on a year-over-year basis for the three months and nine months ended August 31, 2015, reflecting increases in both the number of homes delivered and the overall average selling price of those homes, as well as higher land sale revenues. We also maintained profitability and generated sequential improvement in our housing gross profit margin, with a 20 basis point increase to 16.2% in the third quarter from 16.0% in the 2015 second quarter. However, our housing gross profit margins for the three months and nine months ended August 31, 2015 were lower compared to the corresponding year-earlier periods, primarily due to a shift in product and geographic mix, higher land and construction costs, increased pricing pressures within certain markets and increases in the amortization of previously capitalized interest associated with housing operations and housing inventory-related charges. The impact of these items was partly offset by increased operating leverage as a result of our higher deliveries and revenues.
In addition, through our investments in land and land development, we significantly grew our community count during the first nine months of 2015, which we believe will continue to be an important driver for increasing our revenues in the fourth quarter. In the third quarter and first nine months of 2015, our average community count rose 30% and 26%, respectively, compared to the corresponding year-earlier periods, which helped produce strong increases in both our net orders and net order value for each period and, in turn, expand our backlog. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our net order value for a given period represents the potential future housing revenues associated with net orders, including various lot and product premiums, and homebuyer spending on design studio options and upgrades for homes in backlog during the same period.
The following table presents information concerning our net orders, net order value, cancellation rate as a percentage of gross orders, ending backlog and community count for the three-month and nine-month periods ended August 31, 2015 and 2014 (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Net orders	7,371	5,861	2,167	1,827
Net order value	$2,579,330	$1,992,576	$773,288	$629,248
Cancellation rate	26%	29%	30%	31%
Ending backlog — homes	4,664	3,432	4,664	3,432
Ending backlog — value	$1,585,478	$1,104,140	$1,585,478	$1,104,140
Ending community count	252	200	252	200
Average community count	244	193	257	197
Net Orders. For the three months ended August 31, 2015, net orders from our homebuilding operations rose 19% from the year-earlier period, largely due to the 30% year-over-year growth in our average community count. For the nine months ended August 31, 2015, net orders grew 26% from the corresponding period of 2014, mainly due to the 26% year-over-year increase in our average community count.
The combination of higher net orders and higher overall average selling prices resulted in the value of the net orders we generated in the third quarter and first nine months of 2015 increasing 23% and 29%, respectively, from the corresponding year-earlier periods.
For both the three-month and nine-month periods ended August 31, 2015, our cancellation rate as a percentage of gross orders improved from the corresponding period of 2014. Our cancellation rate as a percentage of beginning backlog for the three months ended August 31, 2015 also improved to 20%, compared to 24% in the year-earlier period.
Backlog. The potential future housing revenues in our backlog at August 31, 2015 grew 44% from August 31, 2014, reflecting substantial year-over-year increases in each of our four homebuilding reporting segments that ranged from 27% in our West Coast segment to 194% in our Southwest segment. The number of homes in our backlog at August 31, 2015 rose 36% from August 31, 2014, primarily reflecting the 19% year-over-year increase in our net orders for the three months ended August 31, 2015 and the 39% higher backlog level we had at the beginning of the 2015 third quarter as compared to the year-earlier quarter.
Community Count. We achieved year-over-year increases in our ending and average community counts for the third quarter and first nine months of 2015 primarily due to the strong inventory pipeline we have strategically built over the past few years through substantial investment in land and land development and by increasing the proportion of those investments dedicated to land development. While we moderated our overall investment level in the nine months ended August 31, 2015 to $701.6 million from $1.19 billion in the year-earlier period, approximately 70% of our total investment in the current period related to land development, compared to approximately 42% in the year-earlier period, reflecting our emphasis in the current year to convert our owned land into new communities open for sales to promote growth in our net orders, backlog, homes delivered and revenues.
At August 31, 2015, the number of homes in our backlog and the corresponding backlog value reached their highest third-quarter levels since 2008 and 2007, respectively, while our ending community count was up 26% from a year ago. As a result, we believe we are well-positioned to accomplish our top financial and operational priorities for the year.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Revenues:
Housing	$1,928,395	$1,586,173	$798,633	$586,231
Land	110,501	10,721	41,571	—
Total	2,038,896	1,596,894	840,204	586,231
Costs and expenses:
Construction and land costs
Housing	(1,622,530)	(1,292,224)	(668,871)	(476,016)
Land	(103,446)	(13,034)	(40,277)	(3,408)
Total	(1,725,976)	(1,305,258)	(709,148)	(479,424)
Selling, general and administrative expenses	(244,678)	(205,715)	(95,074)	(72,897)
Total	(1,970,654)	(1,510,973)	(804,222)	(552,321)
Operating income	$68,242	$85,921	$35,982	$33,910
Homes delivered	5,616	4,986	2,236	1,793
Average selling price	$343,400	$318,100	$357,200	$327,000
Housing gross profit margin as a percentage of housing revenues	15.9%	18.5%	16.2%	18.8%
Adjusted housing gross profit margin as a percentage of housing revenues	20.4%	22.4%	21.1%	22.7%
Selling, general and administrative expenses as a percentage of housing revenues	12.7%	13.0%	11.9%	12.4%
Operating income as a percentage of homebuilding revenues	3.3%	5.4%	4.3%	5.8%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of August 31, 2015, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado, New Mexico and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2015	2014	2015	2014	2015	2014
West Coast	1,498	1,288	1,886	1,618	20%	20%
Southwest	888	521	1,305	590	21	25
Central	2,212	2,167	2,864	2,587	31	35
Southeast	1,018	1,010	1,316	1,066	25	30
Total	5,616	4,986	7,371	5,861	26%	29%

	Nine Months Ended August 31,
	Net Order Value			Average Community Count
Segment	2015	2014	Variance	2015	2014	Variance
West Coast	$1,088,175	$949,794	15%	53	42	26%
Southwest	368,394	155,592	137	37	19	95
Central	758,592	598,011	27	93	82	13
Southeast	364,169	289,179	26	61	50	22
Total	$2,579,330	$1,992,576	29%	244	193	26%

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2015	2014	2015	2014	2015	2014
West Coast	625	458	564	529	23%	19%
Southwest	372	185	384	198	29	24
Central	822	807	818	745	36	38
Southeast	417	343	401	355	28	32
Total	2,236	1,793	2,167	1,827	30%	31%

	Net Order Value			Average Community Count
Segment	2015	2014	Variance	2015	2014	Variance
West Coast	$331,864	$305,840	9%	60	40	50%
Southwest	110,181	50,692	117	41	20	105
Central	223,168	178,657	25	93	83	12
Southeast	108,075	94,059	15	63	54	17
Total	$773,288	$629,248	23%	257	197	30%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2015	2014	Variance	2015	2014	Variance
West Coast	981	750	31%	$586,862	$463,643	27%
Southwest	741	257	188	204,802	69,621	194
Central	2,141	1,768	21	571,433	396,838	44
Southeast	801	657	22	222,381	174,038	28
Total	4,664	3,432	36%	$1,585,478	$1,104,140	44%
Revenues. Homebuilding revenues for the three months ended August 31, 2015 were generated from both housing operations and land sales. Housing revenues rose 36% to $798.6 million for the quarter ended August 31, 2015 from $586.2 million for the corresponding quarter of 2014 due to increases in both the number of homes we delivered and the overall average selling price of those homes. We delivered 2,236 homes in the third quarter of 2015, up 25% from 1,793 homes in the year-earlier quarter, primarily due to the 39% higher backlog level we had at the beginning of the 2015 third quarter as compared to the year-earlier period.
The overall average selling price of homes delivered advanced 9% to $357,200 for the three months ended August 31, 2015 from $327,000 for the year-earlier period. The year-over-year increase reflected our continued strategic focus on positioning our new communities in land-constrained submarkets that typically feature homebuyers with higher household incomes; higher median home selling prices; stronger demand for larger home sizes and various lot and product premiums, and design studio options and upgrades; our actions to balance home selling prices and sales pace to optimize revenues and profits; and generally favorable market conditions.
Land sale revenues totaled $41.6 million for the three months ended August 31, 2015, reflecting activity in three of our four homebuilding reporting segments as part of an ongoing focus on enhancing asset efficiency by executing on targeted opportunities to monetize certain land positions. The current quarter land sale revenues largely related to land previously held for future development. We had no land sales in the three months ended August 31, 2014. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of land at reasonable prices and prevailing market conditions.
For the nine months ended August 31, 2015, our homebuilding revenues grew 28% to $2.04 billion from $1.60 billion for the year-earlier period. Housing revenues for the nine months ended August 31, 2015 rose $342.2 million, or 22%, from the corresponding period of 2014 due to a 13% increase in the number of homes delivered and an 8% increase in our overall average selling price. We delivered 5,616 homes in the first nine months of 2015, compared to 4,986 homes in the year-earlier period. Our overall average selling price of homes delivered for the nine months ended August 31 rose to $343,400 in 2015 from $318,100 in 2014 for the reasons described above with respect to the three months ended August 31, 2015.
Land sale revenues increased to $110.5 million for the nine months ended August 31, 2015 from $10.7 million for the nine months ended August 31, 2014 primarily due to the current-quarter land sales mentioned above, as well as our sale of a large parcel in northern California earlier in 2015.
Operating Income. Our operating income rose to $36.0 million for the three months ended August 31, 2015 from $33.9 million for the year-earlier period due to an increase in housing gross profits and improved land sale results that were partly offset by an increase in selling, general and administrative expenses. However, as a percentage of homebuilding revenues, our operating income decreased 150 basis points to 4.3% for the current quarter from 5.8% for the 2014 third quarter. For the nine months ended August 31, 2015, our operating income decreased to $68.2 million from $85.9 million for the year-earlier period. As a percentage of homebuilding revenues, our operating income for the nine months ended August 31, 2015 declined 210 basis points to 3.3%, compared to 5.4% for the corresponding period of 2014. The year-over-year decrease in our operating income for the nine months ended August 31, 2015 was due to an increase in our selling, general and administrative expenses that was partly offset by higher housing gross profits and improved land sale results.
Housing gross profits increased to $129.8 million for the three months ended August 31, 2015 from $110.2 million for the year-earlier period. Our housing gross profits for the third quarter of 2015 included a $3.2 million inventory impairment charge and $.4 million of land option contract abandonment charges. In the third quarter of 2014, our housing gross profits included $1.0 million of land option contract abandonment charges. Our housing gross profit margin for the third quarter of 2015 declined 260 basis points to 16.2% from 18.8% for the year-earlier quarter. Approximately 120 basis points of the year-over-year decrease was primarily due to a shift in product and geographic mix. The remainder of the decline was attributable to higher land and construction costs and increased pricing pressures in certain markets (approximately 110 basis points), an increase in the amortization of previously capitalized interest associated with housing operations (approximately 70 basis points), and higher housing inventory impairment and land option contract abandonment charges (approximately 30 basis points). The impact of these items was partly offset by increased operating leverage as a result of our higher deliveries and revenues (approximately 70 basis points). Sales incentives as a percentage of housing revenues in the third quarter of 2015 were essentially the same as in the year-earlier quarter.
Excluding the amortization of previously capitalized interest associated with housing operations of $35.3 million and $21.8 million in the third quarter of 2015 and 2014, respectively, and the above-mentioned housing inventory impairment and land option contract abandonment charges in the applicable periods, our adjusted housing gross profit margin decreased to 21.1% in the current quarter from 22.7% in the year-earlier quarter. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the third quarter of 2015 rose to $95.1 million from $72.9 million for the year-earlier quarter, mainly reflecting higher variable expenses associated with the increases in both homes delivered and housing revenues. Also contributing to the year-over-year increase were higher staffing levels and new community and related operational platform investments for the current quarter to support both our community count expansion strategy and anticipated growth in deliveries in the fourth quarter of 2015. As a percentage of housing revenues, selling, general and administrative expenses improved 50 basis points to 11.9% for the three months ended August 31, 2015 from 12.4% for the year-earlier period.
Land sales generated profits of $1.3 million for the three months ended August 31, 2015 and losses of $3.4 million for the three months ended August 31, 2014.

Our housing gross profits of $305.9 million for the nine months ended August 31, 2015 increased $12.0 million, or 4%, from $293.9 million for the year-earlier period. Housing gross profits for the nine months ended August 31, 2015 included an inventory impairment charge of $3.2 million and land option contract abandonment charges of $1.3 million. In the nine months ended August 31, 2014, housing gross profits included land option contract abandonment charges of $1.8 million. Our housing gross profit margin of 15.9% for the first nine months of 2015 decreased 260 basis points from 18.5% for the year-earlier period mainly for the reasons described above with respect to the three months ended August 31, 2015. Sales incentives as a percentage of housing revenues in the first nine months of 2015 were roughly the same as in the year-earlier period. In the nine months ended August 31, 2015, our adjusted housing gross profit margin declined 200 basis points to 20.4%, compared to 22.4% in the nine months ended August 31, 2014.
Selling, general and administrative expenses increased $39.0 million, or 19%, to $244.7 million for the nine months ended August 31, 2015 from $205.7 million for the corresponding period of 2014 for the reasons described above with respect to the three months ended August 31, 2015. As a percentage of housing revenues, selling, general and administrative expenses improved to 12.7% for the nine months ended August 31, 2015 from 13.0% for the year-earlier period.
As discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, we had a $3.2 million inventory impairment charge for the three months and nine months ended August 31, 2015, and recognized an inventory impairment charge of $3.4 million for the three months and nine months ended August 31, 2014.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and anticipated home delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventories as of August 31, 2015 based on our current estimated timeframe as to the delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,443.9	$1,470.3	$336.5	$151.0	$3,401.7
The inventory balances in the 0-2 years and 3-5 years categories collectively represented 86% of our total inventory balance at August 31, 2015. The inventory balances in the 6-10 years and greater than 10 years categories were primarily comprised of land held for future development. The inventory balance in the 6-10 years category as of August 31, 2015 was located across all of our homebuilding reporting segments. The inventory balance in the greater than 10 years category was primarily located in our Southwest and Southeast homebuilding reporting segments.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments, the remaining operating lives of our inventory assets and the realization of our inventory balances, it is possible that actual results could differ substantially from those estimated and reflected in the table above.
We believe that the carrying value of our inventory as of August 31, 2015 is recoverable. Our considerations in making this determination include, as applicable, the prevailing competitive home sales, economic and regulatory environment, as well as other factors and trends that are incorporated into our impairment analyses. In addition, we consider the financial and operational status of and our expectations regarding our inventories, as well as unique attributes of each community or land parcel that could be viewed as indicators of potential future impairments. However, if conditions in the overall housing market or in specific markets worsen in the future, if future changes in our strategy significantly affect any key assumptions used in our projections of cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.1 million for each of the three-month periods ended August 31, 2015 and 2014. For the nine-month periods ended August 31, 2015 and 2014, interest income totaled $.3 million and $.4 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, decreased to $4.4 million for the three months ended

August 31, 2015 from $6.5 million for the three months ended August 31, 2014, as an increase in interest incurred, stemming from our higher average debt level, was more than offset by an increase in the amount of interest capitalized due to a higher amount of inventory qualifying for interest capitalization in the current quarter. For the nine months ended August 31, 2015, our interest expense, net of amounts capitalized, totaled $17.9 million, decreasing from $26.3 million for the year-earlier period. Further information regarding our interest capitalized to inventories and interest amortized to construction and land costs is provided in Note 5. Inventories in the Notes to Consolidated Financial Statements in this report.
During the three months and nine months ended August 31, 2015 and 2014, the average amount of our inventory qualifying for interest capitalization was lower than our average debt level and, therefore, a portion of the interest we incurred was reflected as interest expense. The amount of inventory qualifying for interest capitalization during the three-month and nine-month periods ended August 31, 2015 increased more than our debt level increased, each as compared to the year-earlier period, primarily as a result of our substantial investment in land and land development during 2014 and in the first nine months of 2015, as well as recently activated land previously held for future development. Accordingly, we expensed less interest in the three months and nine months ended August 31, 2015 compared to the corresponding year-earlier periods.
Interest incurred rose 4% to $46.6 million for the three months ended August 31, 2015 from $44.6 million for the year-earlier period due to the higher average debt outstanding in the current period. We capitalized $42.2 million and $38.1 million of the interest incurred in the three months ended August 31, 2015 and 2014, respectively. For the nine months ended August 31, 2015, interest incurred increased 11% to $140.8 million from $127.0 million for the year-earlier period due to the higher average debt outstanding during the 2015 period. We capitalized $122.9 million and $100.8 million of the interest incurred in the nine months ended August 31, 2015 and 2014, respectively.
Interest amortized to construction and land costs increased to $51.8 million for the three months ended August 31, 2015 from $21.8 million for the three months ended August 31, 2014. For the nine months ended August 31, 2015, interest amortized to construction and land costs rose to $99.5 million from $59.5 million for the year-earlier period. The year-over-year increases in interest amortized for the three months and nine months ended August 31, 2015 reflected increases in the number of homes delivered and higher construction and land costs attributable to those homes, as well as the amortization of previously capitalized interest related to land sales included in the 2015 periods. The amortization of previously capitalized interest associated with housing operations totaled $35.3 million for the three months ended August 31, 2015 and $83.1 million for the nine months ended August 31, 2015. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 4.4% for the three months ended August 31, 2015 and 3.7% for the three months ended August 31, 2014. For the nine months ended August 31, 2015 and 2014, this percentage was 4.3% and 3.7%, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.4 million for the three months ended August 31, 2015 and $.8 million for the three months ended August 31, 2014. For the nine months ended August 31, 2015, our equity in loss of unconsolidated joint ventures was $1.2 million, compared to equity in income of unconsolidated joint ventures of $1.2 million for the nine months ended August 31, 2014. The results for the nine months ended August 31, 2014 included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture. Further information regarding our investments in unconsolidated joint ventures is provided in Note 8. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Housing revenues	$1,928,395	$1,586,173	$798,633	$586,231
Housing construction and land costs	(1,622,530)	(1,292,224)	(668,871)	(476,016)
Housing gross profits	305,865	293,949	129,762	110,215
Add: Amortization of previously capitalized interest associated with housing operations	83,050	59,471	35,314	21,769
Housing inventory impairment and land option contract abandonment charges	4,516	1,803	3,532	1,013
Adjusted housing gross profits	$393,431	$355,223	$168,608	$132,997
Housing gross profit margin as a percentage of housing revenues	15.9%	18.5%	16.2%	18.8%
Adjusted housing gross profit margin as a percentage of housing revenues	20.4%	22.4%	21.1%	22.7%

Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding (a) amortization of previously capitalized interest associated with housing operations and (b) housing inventory impairment and land option contract abandonment charges recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profits we generated specifically on the homes delivered during a given period. This non-GAAP financial measure isolates the impact that the amortization of previously capitalized interest associated with housing operations, and housing inventory impairment and land option contract abandonment charges have on housing gross profit margins, and allows investors to make comparisons with our competitors that adjust housing gross profit margins in a similar manner. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of amortization of previously capitalized interest associated with housing operations, and housing inventory impairment and land option contract abandonment charges. This financial measure assists us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	August 31, 2015	November 30, 2014
Notes payable	$2,630,732	$2,576,525
Stockholders’ equity	1,640,226	1,595,910
Total capital	$4,270,958	$4,172,435
Ratio of debt to capital	61.6%	61.8%

Notes payable	$2,630,732	$2,576,525
Less: Cash and cash equivalents and restricted cash	(377,980)	(383,601)
Net debt	2,252,752	2,192,924
Stockholders’ equity	1,640,226	1,595,910
Total capital	$3,892,978	$3,788,834
Ratio of net debt to capital	57.9%	57.9%

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
HOMEBUILDING REPORTING SEGMENTS
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Nine Months Ended August 31,			Three Months Ended August 31,
	2015	2014	Variance	2015	2014	Variance
Revenues	$932,905	$707,532	32%	$378,362	$265,491	43%
Construction and land costs	(790,795)	(554,871)	(43)	(318,331)	(206,535)	(54)
Selling, general and administrative expenses	(57,810)	(47,966)	(21)	(22,123)	(17,368)	(27)
Operating income	84,300	104,695	(19)	37,908	41,588	(9)
Other expense, net	(8,123)	(11,096)	27	(2,139)	(2,318)	8
Pretax income	$76,177	$93,599	(19)%	$35,769	$39,270	(9)%

Homes delivered	1,498	1,288	16%	625	458	36%
Average selling price	$571,500	$549,300	4%	$579,800	$579,700	—%
The year-over-year increases in this segment’s total revenues for the three months and nine months ended August 31, 2015 reflected higher housing and land sale revenues. Housing revenues of $362.4 million for the 2015 third quarter grew 36% from $265.5 million for the year-earlier quarter due to an increase in the number of homes delivered across this segment’s operations as we delivered homes from more communities. For the nine months ended August 31, 2015, housing revenues of $856.1 million rose 21% from $707.5 million for the corresponding period of 2014, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered for the nine months ended August 31, 2015 was due to an increase in homes delivered from our coastal submarkets that was partly offset by a decrease from our inland submarkets. The average selling price for the nine months ended August 31, 2015 rose from the corresponding year-earlier period due to the combination of a greater proportion of homes delivered from higher-priced communities located in coastal submarkets, a shift in product mix, and generally rising home prices. This segment generated land sale revenues of $16.0 million for the three months ended August 31, 2015 and $76.8 million for the nine months ended August 31, 2015, primarily reflecting our sales of a large parcel in northern California and a parcel located in an inland southern California submarket. There were no land sale revenues in the corresponding year-earlier periods.
For the three months ended August 31, 2015, this segment’s pretax income decreased $3.5 million from the year-earlier period as a result of higher selling, general and administrative expenses, partly offset by land sale profits of $.6 million and a slight increase in housing gross profits. The housing gross profit margin decreased to 16.4% for the three months ended August 31, 2015 from 22.2% for the year-earlier period, mainly due to higher land and construction costs, a shift in product and geographic mix, and increased pricing pressures in some markets, partly offset by increased operating leverage as a result of higher deliveries and revenues. Sales incentives as a percentage of housing revenues in the third quarter of 2015 were slightly lower than in the year-earlier quarter. Selling, general and administrative expenses for the three months ended August 31, 2015 rose from the year-earlier quarter primarily due to higher variable expenses associated with the increase in homes delivered and housing revenues, and higher staffing levels to support delivery growth anticipated for the fourth quarter of 2015.
For the nine months ended August 31, 2015, pretax income from this segment decreased $17.4 million from the year-earlier period due to a decline in housing gross profits and an increase in selling, general and administrative expenses, partially offset by land sale profits of $6.2 million and a decrease in other expense, net. The housing gross profit margin decreased to 15.9% for the nine months ended August 31, 2015 from 21.6% for the year-earlier period, mainly for the reasons described above with respect to the three-month period ended August 31, 2015, as well as start-up field costs associated with community openings. Sales incentives as a percentage of housing revenues in the first nine months of 2015 were slightly lower than in the year-earlier period. Selling, general and administrative expenses for the nine months ended August 31, 2015 increased from the year-earlier period, primarily for the reasons described above with respect to the three months ended August 31, 2015. Other expense, net for the nine months ended August 31, 2015 decreased from the corresponding period of 2014, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.

Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Nine Months Ended August 31,			Three Months Ended August 31,
	2015	2014	Variance	2015	2014	Variance
Revenues	$273,339	$144,597	89%	$128,021	$50,101	156%
Construction and land costs	(226,962)	(112,447)	(102)	(106,965)	(39,691)	(169)
Selling, general and administrative expenses	(21,146)	(16,112)	(31)	(7,873)	(5,671)	(39)
Operating income	25,231	16,038	57	13,183	4,739	178
Other expense, net	(4,811)	(8,439)	43	(1,451)	(2,196)	34
Pretax income	$20,420	$7,599	169%	$11,732	$2,543	361%

Homes delivered	888	521	70%	372	185	101%
Average selling price	$279,500	$277,500	1%	$285,200	$270,800	5%
For the three months and nine months ended August 31, 2015, total revenues from this segment increased from the corresponding year-earlier periods, mainly due to higher housing and land sale revenues. This segment’s revenues for the three months and nine months ended August 31, 2014 were generated solely from housing operations. Housing revenues of $106.1 million for the 2015 third quarter grew 112% from the year-earlier quarter. For the nine months ended August 31, 2015, housing revenues of $248.2 million grew 72% from the nine months ended August 31, 2014. The substantial year-over-year growth in housing revenues for the three months and nine months ended August 31, 2015 was primarily driven by increases in the number of homes delivered from both our Arizona and Nevada operations as we delivered homes from more communities in those markets. In addition, the average selling prices of homes delivered for the three months and nine months ended August 31, 2015 increased from the comparable year-earlier periods. This segment generated land sale revenues of $21.9 million and $25.2 million for the three months and nine months ended August 31, 2015, respectively, associated with land sales in Nevada.
This segment’s pretax income for the three months ended August 31, 2015 increased $9.2 million from the corresponding period of 2014, mainly due to higher housing gross profits and a decrease in other expense, net that was partly offset by an increase in selling, general and administrative expenses. Housing gross profits increased primarily as a result of the higher volume of homes delivered. The housing gross profit margin decreased to 19.7% for the third quarter of 2015 from 20.8% for the year-earlier quarter, mainly due to higher land and construction costs, partly offset by improved operating leverage and a slight decrease in sales incentives as a percentage of housing revenues. The land sale activity in the third quarter of 2015 generated a nominal profit. Selling, general and administrative expenses increased in the third quarter of 2015 from the year-earlier quarter, primarily due to the growth in homes delivered and housing revenues, and higher staffing levels to support delivery growth anticipated for the fourth quarter of 2015. Other expense, net in the 2015 third quarter decreased from the year-earlier quarter due to lower interest expense as a result of an increase in the amount of interest capitalized.
For the nine months ended August 31, 2015, pretax income from this segment rose $12.8 million from the year-earlier period, reflecting an increase in housing gross profits and a decrease in other expense, net that was partly offset by an increase in selling, general and administrative expenses. Higher housing gross profits were mainly the result of the higher volume of homes delivered. The housing gross profit margin declined to 18.6% for the nine months ended August 31, 2015 from 22.2% for the nine months ended August 31, 2014, primarily for the reasons described above with respect to the three-month period ended August 31, 2015. The land sale activity for the nine months ended August 31, 2015 produced a nominal profit. Selling, general and administrative expenses for the first nine months of 2015 increased from the year-earlier period, mainly for the reasons described above with respect to the three-month period ended August 31, 2015 as well as community opening-related expenses for the nine months ended August 31, 2015 in connection with our community count expansion strategy. Other expense, net for the nine months ended August 31, 2015 decreased from the year-earlier period due to a decrease in interest expense, reflecting an increase in the amount of interest capitalized.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Nine Months Ended August 31,			Three Months Ended August 31,
	2015	2014	Variance	2015	2014	Variance
Revenues	$545,913	$477,518	14%	$210,417	$179,972	17%
Construction and land costs	(445,298)	(400,335)	(11)	(170,757)	(149,817)	(14)
Selling, general and administrative expenses	(58,836)	(51,480)	(14)	(21,628)	(18,635)	(16)
Operating income	41,779	25,703	63	18,032	11,520	57
Other income (expense), net	221	(897)	(a)	617	(6)	(a)
Pretax income	$42,000	$24,806	69%	$18,649	$11,514	62%

Homes delivered	2,212	2,167	2%	822	807	2%
Average selling price	$244,600	$219,200	12%	$256,000	$223,000	15%

(a)	Percentage not meaningful.
This segment’s revenues for the three months ended August 31, 2015 and 2014 were generated solely from housing operations. For the nine months ended August 31, 2015 and 2014, this segment’s revenues were comprised of both housing and land sale revenues. Housing revenues for the third quarter of 2015 increased 17% from the year-earlier quarter. For the nine months ended August 31, 2015, housing revenues of $541.1 million grew 14% from $474.9 million for the nine months ended August 31, 2014. The year-over-year growth in housing revenues for the three months and nine months ended August 31, 2015 reflected higher average selling prices and slight growth in the number of homes delivered. The average selling prices for the three-month and nine-month periods ended August 31, 2015 rose from the corresponding periods of 2014, primarily due to a greater proportion of homes delivered from higher-priced communities and generally rising home prices. In the first nine months of 2015, this segment’s land sale revenues totaled $4.9 million, compared to $2.6 million in the year-earlier period.
Pretax income from this segment for the three months ended August 31, 2015 rose $7.1 million from the year-earlier period, mainly due to growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. The housing gross profit margin increased to 18.8% for the third quarter of 2015 from 16.8% for the third quarter of 2014, primarily due to an increased proportion of homes delivered from higher margin communities, and improved operating leverage. Sales incentives as a percentage of housing revenues in the third quarter of 2015 were slightly lower than in the year-earlier quarter. Selling, general and administrative expenses for the 2015 third quarter rose from the corresponding period of 2014, mainly due to increased variable expenses associated with the increase in housing revenues.
The pretax income generated by this segment for the nine months ended August 31, 2015 improved by $17.2 million from the year-earlier period, reflecting higher housing gross profits and improvement in other income (expense), net, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 18.6% for the nine months ended August 31, 2015 from 16.2% for the year-earlier period, mainly for the reasons described above with respect to the three months ended August 31, 2015. For the nine months ended August 31, 2015 and 2014, profits from land sales were negligible. The year-over-year increase in selling, general and administrative expenses for the first nine months of 2015 was primarily due to the reasons described above with respect to the three-month period ended August 31, 2015. The year-over-year change in other income (expense), net for the nine months ended August 31, 2015 was mainly due to lower interest expense in 2015 as a result of an increase in the amount of interest capitalized.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Nine Months Ended August 31,			Three Months Ended August 31,
	2015	2014	Variance	2015	2014	Variance
Revenues	$286,739	$267,247	7%	$123,404	$90,667	36%
Construction and land costs	(258,535)	(235,636)	(10)	(111,495)	(82,686)	(35)
Selling, general and administrative expenses	(42,856)	(36,803)	(16)	(14,818)	(13,261)	(12)
Operating loss	(14,652)	(5,192)	(182)	(2,909)	(5,280)	45
Other expense, net	(6,313)	(4,689)	(35)	(1,842)	(2,685)	31
Pretax loss	$(20,965)	$(9,881)	(112)%	$(4,751)	$(7,965)	40%

	Nine Months Ended August 31,			Three Months Ended August 31,
	2015	2014	Variance	2015	2014	Variance

Homes delivered	1,018	1,010	1%	417	343	22%
Average selling price	$278,100	$256,500	8%	$287,300	$264,300	9%
This segment’s total revenues for the three months and nine months ended August 31, 2015 and for the nine months ended August 31, 2014 were comprised of both housing and land sale revenues. For the three months ended August 31, 2014, this segment’s revenues were generated solely from housing operations. Housing revenues of $119.8 million for the third quarter of 2015 increased 32% from $90.7 million for the year-earlier quarter, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered for the third quarter of 2015 mainly occurred in our Florida and Washington D.C. operations. For the nine months ended August 31, 2015, housing revenues of $283.1 million grew 9% compared to $259.1 million for the corresponding period of 2014, largely due to an increase in the average selling price as the number of homes delivered remained nearly flat with the year-earlier period. The year-over-year increase in the average selling prices for the three months and nine months ended August 31, 2015 was primarily due to a greater proportion of homes delivered from higher-priced communities, a change in product mix and generally rising home prices. This segment generated $3.6 million of revenues from land sales in the three months and nine months ended August 31, 2015, and $8.1 million of revenues from land sales in the nine months ended August 31, 2014.
For the three months ended August 31, 2015, this segment’s pretax results improved $3.2 million from the year-earlier period mainly due to the inclusion of a $3.4 million inventory impairment charge in the year-earlier quarter related to a then-planned sale of our last remaining land parcel in Atlanta, Georgia, a former market where we do not have ongoing operations. This impairment charge was reflected as a land sale loss in the third quarter of 2014. Housing gross profits remained flat year over year as the increase in the number of homes delivered was offset by a decrease in the housing gross profit margin. The housing gross profit margin declined to 9.5% for the 2015 third quarter from 12.6% for the third quarter of 2014 as a result of the combined impact of higher land and construction costs, lower margins on homes delivered from recently activated communities, and a $3.2 million inventory impairment charge recognized in the current quarter. For the three months ended August 31, 2015, profits from land sales totaled $.6 million. Selling, general and administrative expenses rose in the third quarter of 2015 from the year-earlier period primarily due to increased variable expenses associated with the increase in homes delivered and housing revenues, and higher overhead costs to support new community openings. Other expense, net for the three months ended August 31, 2015 decreased from the corresponding period of 2014 due to lower interest expense as a result of an increase in the amount of interest capitalized.
The pretax loss from this segment for the nine months ended August 31, 2015 increased by $11.1 million compared to the year-earlier period, due to a decrease in housing gross profits and increases in both selling, general and administrative expenses and other expense, net. These impacts were partly offset by a year-over-year improvement in land sale results. The housing gross profit margin declined to 9.8% for the first nine months of 2015, compared to 13.1% for the year-earlier period, mainly for the reasons described above with respect to the three-month period ended August 31, 2015, as well as lower operating leverage and increased pricing pressures in certain markets, unfavorable warranty adjustments and $1.0 million of land option contract abandonment charges in the current period. Partially offsetting these impacts was the increase in our estimate of minimum probable recoveries for water intrusion-related issues. In the nine months ended August 31, 2015, land sale profits totaled $.6 million, compared to land sale losses of $2.4 million in the year-earlier quarter, including the inventory impairment charge of $3.4 million related to a then-planned land sale mentioned above. Selling, general and administrative expenses increased in the first nine months of 2015 primarily for the reasons described above with respect to the three-month period ended August 31, 2015, as well as an increase in the accrual for the estimated minimum probable loss with respect to the Florida Attorney General’s Office inquiry. Further discussion of the water intrusion-related issues and the Florida Attorney General’s Office inquiry is provided in Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. Other expense, net for the nine months ended August 31, 2015 reflected a decrease in interest expense that resulted from an increase in the amount of interest capitalized. In addition, other expense, net for the nine months ended August 31, 2014 included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland.
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
Based on the number of homes delivered in the nine months ended August 31, 2015, 64% of our homebuyers used HCM to finance the purchase of their home, compared to 61% that used HCM or Nationstar in the year-earlier period. We expect to see increases in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from HCM.
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Revenues	$7,351	$8,014	$2,953	$2,983
Expenses	(2,802)	(2,563)	(910)	(859)
Equity in income (loss) of unconsolidated joint ventures	3,023	(289)	658	(277)
Pretax income	$7,572	$5,162	$2,701	$1,847

Total originations (a):
Loans	3,167	290	1,236	290
Principal	$796,641	$70,345	$325,366	$70,345
Percentage of homebuyers using HCM	64%	64%	63%	64%
Average FICO score	719	713	718	713

Loans sold (a):
Loans sold to Nationstar	2,977	51	960	51
Principal	$777,880	$12,503	$264,180	$12,503
Loans sold to third parties	122	—	57	—
Principal	$23,100	$—	$12,047	$—
(a)    Loan originations and sales occurred within HCM, which began operations on July 21, 2014.
Revenues. Financial services revenues totaled $3.0 million for each of the three-month periods ended August 31, 2015 and 2014. For the nine months ended August 31, 2015 and 2014, financial services revenues totaled $7.4 million and $8.0 million, respectively. The year-over-year decrease in our financial services revenues for the nine months ended August 31, 2015 was mainly due to the absence of marketing services revenues in the current period.
Expenses. General and administrative expenses totaled $.9 million for each of the three-month periods ended August 31, 2015 and 2014. For the nine months ended August 31, 2015 and 2014, general and administrative expenses totaled $2.8 million and $2.6 million, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $.7 million for the three months ended August 31, 2015, compared to the equity in loss of unconsolidated joint ventures of $.3 million for the three months ended August 31, 2014. For the nine months ended August 31, 2015, the equity in income of unconsolidated joint ventures was $3.0 million, compared to the equity in loss of unconsolidated joint ventures of $.3 million for the nine months ended August 31, 2014. The equity in income of unconsolidated joint ventures for the three months and nine months ended August 31, 2015 was primarily comprised of income from HCM.
INCOME TAXES
We recognized income tax expense of $10.7 million for the three months ended August 31, 2015 and $.3 million for the three months ended August 31, 2014. Our income tax expense for the nine months ended August 31, 2015 was $16.5 million, compared to $.8 million for the nine months ended August 31, 2014. Income tax expense for the three months ended August 31, 2015 reflected the favorable net impact of $2.5 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective income tax rate of 31.5%. For the nine months ended August 31, 2015, our effective income tax rate of 28.9% reflected the favorable net impact of $5.6 million of federal energy tax credits. Our effective income tax rates for the three months and nine months ended August 31, 2014 were not meaningful items due to the effects of the full valuation allowance against our deferred tax assets for those periods.
Our deferred tax assets of $851.2 million as of August 31, 2015 and $866.4 million as of November 30, 2014 were both partly offset by a valuation allowance of $41.2 million. The deferred tax asset valuation allowances as of August 31, 2015 and November 30, 2014 were primarily related to foreign tax credits and certain state NOL that had not met the “more likely than not” realization standard. Further information regarding our deferred tax asset valuation allowance is provided in Note 11. Income Taxes in the Notes to Consolidated Financial Statements in this report.
The benefits of our NOL, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of August 31, 2015, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOL, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
Overview. We have funded our homebuilding and financial services activities over the last several years with:

•	internally generated cash flows;

•	public issuances of our common stock;

•	public issuances of debt securities;

•	land option contracts and other similar contracts and seller notes; and

•	letters of credit and surety bonds.
We also have the ability to borrow funds under the Amended Credit Facility. We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. Over the past several years, we have primarily used cash for:

•	land acquisition and land development;

•	home construction;

•	operating expenses;

•	principal and interest payments on notes payable; and

•	cash collateral.
Our investments in land and land development moderated to $701.6 million for the nine months ended August 31, 2015 from $1.19 billion for the year-earlier period, reflecting our strategic focus on generating cash from operations in 2015 after having built a strong inventory pipeline over the past few years. Approximately 70% of our total investments in the nine months ended August 31, 2015 related to land development, compared to approximately 42% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first nine months of 2015 and 2014, most were made in our West Coast segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards. However, given our present inventory pipeline, we expect our investment in land and land development for the year ended November 30, 2015 will moderate on an overall basis compared to the prior year and that a higher proportion of our investment will continue to be dedicated to land development, reflecting our emphasis in the current year to convert our owned land into new communities open for sales to promote growth in our net orders, backlog, homes delivered and revenues.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	August 31, 2015		November 30, 2014		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	11,362	$1,656,796	12,834	$1,596,480	(1,472)	$60,316
Southwest	8,781	554,042	9,557	538,705	(776)	15,337
Central	17,653	698,508	19,129	588,054	(1,476)	110,454
Southeast	9,548	492,391	10,678	495,148	(1,130)	(2,757)
Total	47,344	$3,401,737	52,198	$3,218,387	(4,854)	$183,350
The number of lots owned or controlled under land option contracts and other similar contracts at August 31, 2015 decreased from November 30, 2014 largely due to homes delivered in the nine months ended August 31, 2015. The increase in the carrying value of lots owned or controlled under land option contracts and other similar contracts at August 31, 2015 compared to November 30, 2014 reflected the investments we made in land and land development during the first nine months of 2015.
Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots decreased to 18% at August 31, 2015, compared to 21% at November 30, 2014. Generally, this percentage fluctuates with our assessments of opportunities to control (or abandon) lots under land option contracts and other similar contracts, compared to opportunities to purchase (or sell owned) lots, in accordance with our investment return and marketing standards.
We ended our 2015 third quarter with $378.0 million of cash and cash equivalents and restricted cash, compared to $383.6 million at November 30, 2014. Our balance of unrestricted cash and cash equivalents decreased to $353.0 million at August 31, 2015 from $356.4 million at November 30, 2014. The majority of our cash and cash equivalents at August 31, 2015 and November 30, 2014 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2015	November 30, 2014	Variance
Mortgages and land contracts due to land sellers and other loans	$41,244	$38,250	$2,994
Senior notes	2,359,488	2,308,275	51,213
Convertible senior notes	230,000	230,000	—
Total	$2,630,732	$2,576,525	$54,207
Our higher debt balance at August 31, 2015 compared to November 30, 2014 was mainly due to the issuance of $250.0 million in aggregate principal amount of the 7.625% Senior Notes due 2023 in the first quarter of 2015. We used a portion of the net proceeds of approximately $247 million from this issuance to retire the remaining $199.9 million in aggregate principal amount of our 6 1/4% Senior Notes due 2015 at their maturity on June 15, 2015. The remainder of the net proceeds was used for general corporate purposes, including working capital, land acquisition and land development. Our financial leverage, as measured by the ratio of debt to capital, was 61.6% at August 31, 2015, compared to 61.8% at November 30, 2014. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) was 57.9% at August 31, 2015 and November 30, 2014.
LOC Facilities. As of August 31, 2015 and November 30, 2014, we had $24.7 million and $26.7 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $25.0 million at August 31, 2015 and $27.2 million at November 30, 2014, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates.
Unsecured Revolving Credit Facility. On August 7, 2015, we entered into an amended and restated revolving loan agreement with a syndicate of financial institutions that increased the commitment under our Amended Credit Facility from $200.0 million to $275.0 million and extended its maturity from March 12, 2016 to August 7, 2019. The amount of our Amended Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Amended Credit Facility and the maximum available amount under the terms of the Amended Credit Facility. As of August 31, 2015, we had no cash borrowings and $1.7 million of letters of credit outstanding under the Amended Credit Facility. Therefore, as of August 31, 2015, we had $273.3 million available for cash borrowings under the Amended Credit Facility, with up to $135.8 million of that amount available for the issuance of letters of credit. The Amended Credit Facility is further described in Note 12. Notes Payable in the Notes to Consolidated Financial Statements in this report.
Under the terms of the Amended Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or minimum level of liquidity, each as defined therein. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Amended Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements are set forth below:

•
Consolidated Tangible Net Worth. We must maintain a minimum consolidated tangible net worth at the end of any fiscal quarter equal to the sum of (a) $1.13 billion, plus (b) an amount equal to 50% of the aggregate of the cumulative consolidated net income for each fiscal quarter commencing after May 31, 2015 and ending as of the last day of such fiscal quarter (provided that there shall be no reduction if there is a consolidated net loss in any such fiscal quarter), plus (c) an amount equal to 50%

of the cumulative net proceeds we receive from the issuance of our capital stock after May 31, 2015. As of August 31, 2015, our applicable minimum consolidated tangible net worth requirement was $1.14 billion.

•
Leverage Ratio. We must also maintain a Leverage Ratio of less than or equal to .70 for each fiscal quarter through and including the fourth quarter of 2016. This ratio adjusts to less than or equal to .65 for the first quarter of 2017 and each quarter thereafter during the term of the Amended Credit Facility.

•
Interest Coverage Ratio or Liquidity. We are also required to maintain either (a) an Interest Coverage Ratio of greater than or equal to 1.40 for each fiscal quarter through and including the second quarter of 2016, which adjusts to greater than or equal to 1.50 for the third quarter of 2016 and each quarter thereafter during the term of the Amended Credit Facility; or (b) a minimum level of liquidity, but not both. Our minimum liquidity is required to be greater than or equal to consolidated interest incurred, as defined under the Amended Credit Facility, for the four most recently ended fiscal quarters in the aggregate. As of August 31, 2015, our minimum liquidity requirement was $183.4 million.

In addition, under the Amended Credit Facility, our investments in joint ventures and non-guarantor subsidiaries (which are shown, respectively, in Note 8. Investments in Unconsolidated Joint Ventures and in Note 19. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report) cannot exceed the sum of (a) approximately $117.4 million and (b) 20% of consolidated tangible net worth; and our borrowing base indebtedness, which is the aggregate principal amount of our outstanding indebtedness for borrowed money and non-collateralized financial letters of credit, cannot be greater than our borrowing base (a measure of our inventory and unrestricted cash assets).
The financial covenants under our Amended Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants related to our consolidated tangible net worth, Leverage Ratio, either our Interest Coverage Ratio or minimum level of liquidity and other requirements under the Amended Credit Facility, each as defined therein, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2015:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.14 billion	$1.64 billion
Leverage Ratio	<	.700	.616
Interest Coverage Ratio (a)	>	1.400	1.564
Minimum liquidity (a)	>	$183.4 million	$353.0 million
Investments in joint ventures and non-guarantor subsidiaries	<	$445.5 million	$111.0 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$322.2 million

(a)
Under the terms of the Amended Credit Facility, we are required to meet either the Interest Coverage Ratio or a minimum level of liquidity, but not both. As of August 31, 2015, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

The indenture governing the senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. In addition, the senior notes (with the exception of the 7 1/4% senior notes due 2018) contain certain limitations related to mergers, consolidations, and sales of assets.
Our obligations to pay principal, premium, if any, and interest under the senior notes and borrowings, if any, under the Amended Credit Facility are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. We may also cause other subsidiaries of ours to become Guarantor Subsidiaries if we believe it to be in our or the relevant subsidiary’s best interests. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 19. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
As of August 31, 2015, we were in compliance with the applicable terms of all our covenants under the Amended Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Amended Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Amended Credit Facility, which would restrict our payment of dividends if a default under the Amended Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2015, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $41.2 million, secured primarily by the underlying property, which had an aggregate carrying value of $145.0 million.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(22,084)	$(716,662)
Investing activities	(9,055)	(28,082)
Financing activities	27,250	511,229
Net decrease in cash and cash equivalents	$(3,889)	$(233,515)
Operating Activities. Operating activities used net cash of $22.1 million in the nine months ended August 31, 2015 and $716.7 million in the corresponding period of 2014. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. The year-over-year change in net operating cash flows for the nine months ended August 31, 2015 was largely due to a decrease in cash used for investments in land and land development.
Our net cash used in operating activities in the nine months ended August 31, 2015 mainly reflected net cash of $72.5 million used for investments in inventories, a net increase in receivables of $25.0 million, and a net decrease in accounts payable, accrued expenses and other liabilities of $2.0 million, partly offset by net income of $40.6 million. In the nine months ended August 31, 2014, our net cash used in operating activities was largely due to $784.5 million of net cash used for investments in inventories, a net increase in receivables of $27.8 million, and other operating uses of $7.6 million. Partially offsetting the cash used was net income of $65.5 million and a net increase in accounts payable, accrued expenses and other liabilities of $20.4 million.
Investing Activities. Investing activities used net cash of $9.1 million in the nine months ended August 31, 2015 and $28.1 million in the year-earlier period. In the nine months ended August 31, 2015, our uses of cash included $21.0 million for contributions to unconsolidated joint ventures and $2.1 million for net purchases of property and equipment. Partially offsetting the cash used was a return of investments in unconsolidated joint ventures of $14.0 million. In the nine months ended August 31, 2014, cash of $34.0 million used for contributions to unconsolidated joint ventures and $4.2 million used for net purchases of property and equipment was partly offset by proceeds of $10.1 million from the sale of our investment in an unconsolidated joint venture.
Financing Activities. Financing activities provided net cash of $27.3 million in the nine months ended August 31, 2015 and $511.2 million in the nine months ended August 31, 2014. The year-over-year change in cash provided by financing activities was largely due to the issuance of senior notes and common stock in the nine months ended August 31, 2014.
In the nine months ended August 31, 2015, cash was provided mainly by proceeds of $250.0 million from the issuance of the 7.625% Senior Notes due 2023 and a decrease of $2.2 million in our restricted cash balance. The cash provided was partly offset by cash used to retire the remaining $199.9 million in aggregate principal amount of our 6 1/4% Senior Notes due 2015 at their maturity on June 15, 2015, payments on mortgages and land contracts due to land sellers and other loans of $13.7 million, dividend payments on our common stock of $6.9 million, and the payment of debt issuance costs of $4.6 million associated with the issuance of the 7.625% Senior Notes due 2023 and the Amended Credit Facility. In the nine months ended August 31, 2014, cash was provided primarily by proceeds of $400.0 million from the issuance of the 4.75% senior notes due 2019 and net proceeds of $137.0 million from the underwritten public issuance of 7,986,111 shares of our common stock, and a decrease of $9.5 million in our restricted cash balance. The cash provided was partly offset by payments on mortgages and land contracts due to land sellers and other loans of $23.3 million, dividend payments on our common stock of $6.7 million, and the payment of debt issuance costs of $5.4 million associated with the issuance of the 4.75% senior notes due 2019.
During the three months ended August 31, 2015 and 2014, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the nine-month periods ended August 31, 2015 and 2014 totaled $.075 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe that we will have adequate resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire capital and land, to develop acquired land, to construct homes, to finance our financial services operations, and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return and marketing standards, in the remainder of 2015 we may use or redeploy our unrestricted cash resources or cash borrowings under the Amended Credit Facility to support other business purposes that are aligned with our primary strategic goals, including our growth and asset efficiency initiatives. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, and may include potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land and land development investment targets, and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Amended Credit Facility or the LOC Facilities, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such financial transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor or financial institution interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 8. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $201.2 million at August 31, 2015 and $182.2 million at November 30, 2014. Our investments in unconsolidated joint ventures totaled $72.8 million at August 31, 2015 and $79.4 million at November 30, 2014. As of August 31, 2015, one of our unconsolidated joint ventures had outstanding secured debt of $32.0 million under a construction loan agreement. The unconsolidated joint venture’s outstanding secured debt is non-recourse to us and is scheduled to mature in August 2018. While we and our partner in the unconsolidated joint venture provided certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt under the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt under the construction loan agreement is material to our consolidated financial statements. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2015. None of our unconsolidated joint ventures had outstanding debt at November 30, 2014. In addition, none of our joint ventures at August 31, 2015 or November 30, 2014 were determined to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. As discussed in Note 7. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At August 31, 2015, we had total cash deposits of $42.8 million to purchase land having an aggregate purchase price of $941.6 million. At November 30, 2014, we had total deposits of $33.2 million, comprised of $33.1 million of cash deposits and $.1 million of letters of credit, to purchase land having an aggregate purchase price of $958.5 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at August 31, 2015, we estimate the remaining purchase price to be paid would be as follows: 2015 – $129.9 million; 2016 – $413.7 million; 2017 – $110.4 million; 2018 – $71.4 million; 2019 – $41.7 million; and thereafter – $131.7 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $60.0 million at August 31, 2015 and $48.0 million at November 30, 2014. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.

We determined that as of August 31, 2015 and November 30, 2014 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluate our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $89.4 million at August 31, 2015 and $3.1 million at November 30, 2014.
Contractual Obligations. Due to the issuance of the 7.625% Senior Notes due 2023 and the retirement of the 6 1/4% Senior Notes due 2015, both of which are further described in Note 12. Notes Payable in the Notes to Consolidated Financial Statements in this report, our contractual obligations as of August 31, 2015 have changed materially from those reported in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended November 30, 2014. In addition, based on our evaluation of our land option contracts and other similar contracts for financing arrangements as of August 31, 2015, our inventory-related obligations changed materially from November 30, 2014. The following table sets forth our future cash requirements related to the contractual obligations of our long-term debt, interest and inventory-related obligations as of August 31, 2015 (in thousands):

	Total	2015	2016-2017	2018-2019	Thereafter
Contractual obligations:
Long-term debt	$2,636,244	$15,835	$290,409	$930,000	$1,400,000
Interest	869,011	59,368	343,131	254,970	211,542
Inventory-related obligations (a)	129,874	9,436	80,713	7,033	32,692
Total	$3,635,129	$84,639	$714,253	$1,192,003	$1,644,234

(a)
Represents liabilities for inventory not owned associated with financing arrangements, as well as liabilities for fixed or determinable amounts associated with tax increment financing entity (“TIFE”) assessments. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.

There have been no other significant changes in our contractual obligations from those reported in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended November 30, 2014.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended August 31, 2015 from those disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended November 30, 2014.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
We believe we are well-positioned to accomplish our top priorities for 2015, particularly in view of the favorable housing market conditions in most of our served markets and our backlog level and ending community count at August 31, 2015. Our present outlook is as follows:

•
We anticipate our investment in land and land development for 2015 to be in the range of $1.0 billion to $1.1 billion on an overall basis, compared to the $1.47 billion we invested in 2014, with a higher proportion of our current-year investment dedicated to land development in order to advance the conversion of our owned land into new communities open for sales.

•	We expect our average community count for the full year to increase more than 20% compared to 2014, depending on sales absorption rates and the timing of community close-outs.

•	We expect our housing gross profit margin for the fourth quarter of 2015 to improve sequentially to in excess of 18%.

◦
This improvement is anticipated to result primarily through an increasing proportion of homes delivered from recently opened communities, which in many cases are projected to produce higher housing gross profit margins compared to those achieved in the first nine months of 2015; raising home selling prices as market conditions allow and capturing incremental revenue opportunities through various lot and product premiums, and design studio options and upgrades; containing increases in direct construction costs to the extent feasible; and delivering a higher number of homes, which will allow us to benefit from economies of scale and better operating leverage.

◦
Sales incentives did not contribute to the year-over-year decline in our housing gross profit margin in the first three quarters of 2015 and are not expected to significantly impact our year-over-year housing gross profit margin comparisons in the fourth quarter.

◦
While we believe we will generate substantial sequential improvement in our fourth quarter housing gross profit margin, we anticipate that our 2015 fourth quarter and full-year housing gross profit margin results will each be lower on a year-over-year basis.

•
We expect our overall 2015 fourth quarter housing revenues to be in the range of $1.04 billion to $1.10 billion, and our 2015 full-year housing revenues to be in the range of $2.97 billion to $3.03 billion.

Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regards to housing and mortgage loan financing policies), among other factors. However, we expect to achieve additional growth in the years ahead if and as housing markets continue to strengthen.
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

•	our compliance with the terms and covenants of the Amended Credit Facility;

•	weak or declining consumer confidence, either generally or specifically with respect to purchasing homes;

•	competition for home sales from other sellers of new and resale homes, including lenders and other sellers of homes obtained through foreclosures or short sales;

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

•
our ability to successfully implement our current and planned strategies and initiatives with respect to product, geographic and market positioning (including our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open additional new home communities for sales, sell higher-priced homes and more design options, increase the size and value of our backlog, and our operational and investment concentration in markets in California), revenue growth, asset optimization (including by effectively balancing home sales prices and sales pace in our new home communities), asset activation and/or monetization, local field management and talent investment, containing and leveraging overhead costs, gaining share and scale in our served markets and increasing our housing gross profit margins and profitability;

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
We enter into debt obligations primarily to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on the senior notes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of August 31, 2015 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2015	$—	—%
2016	—	—
2017	265,000	9.5
2018	300,000	7.3
2019	630,000	3.5
Thereafter	1,400,000	7.5
Total	$2,595,000	6.9%
Fair value at August 31, 2015	$2,669,888
For additional information regarding our market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended November 30, 2014.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2015.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Certain areas in which we operate, particularly parts of Arizona, California and Nevada, are experiencing extreme or exceptional drought conditions. In response to these conditions and concerns that they may continue for an extended period of time or worsen, government officials have taken, or have proposed taking, a number of steps to preserve potable water supplies. For instance, California has declared a state of emergency due to drought conditions, and the governor issued an executive order directing the State Water Resources Control Board (“SWRCB”) to impose restrictions to achieve a statewide 25% reduction in potable urban water use through February 28, 2016. In turn, the SWRCB adopted emergency regulations that, among other things, require local water agencies or other water suppliers to achieve 4% to 36% reductions in their water use, with each agency/supplier expected to implement its own plans and measures to achieve its respective water conservation target. The SWRCB’s emergency regulations also prohibited irrigation with potable water outside newly constructed homes and buildings not in accordance with conservation standards adopted by a separate state agency, which apply to structures over 2,500 square feet. To address the SWRCB’s conservation requirements and its own available potable water supplies, local water agencies/suppliers could potentially restrict, delay the issuance of, or proscribe new water connection permits for homes or businesses; increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs; adopt higher efficiency requirements for water-using appliances or fixtures; limit or ban the use of water for construction activities; impose requirements as to the types of allowed plant material or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers; and/or impose fines and penalties for noncompliance with any such measures. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership. It is uncertain if, where and to what extent these or additional conservation measures might be imposed by local water agencies/suppliers in California or by other federal, state or local lawmakers or regulators in Arizona, California and Nevada. However, if potable water supplies become further constrained due to persistent drought conditions, tighter conservation requirements may be imposed in Arizona, California and Nevada that could limit, impair or delay our ability to acquire land for homebuilding, develop land we own, market and sell homes and/or build and deliver homes (even if we have obtained water connection permits); increase our land development and home construction costs; or cause the fair value of affected land or land interests in our inventory to decline, which could result in inventory impairment or land option contract abandonment charges, or both; or negatively affect the economies of, or diminish consumer interest in living in, water-constrained areas. These impacts, individually or collectively, could adversely affect our business and consolidated financial statements, and the effect could be material.
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

10.59	Amended and Restated Revolving Loan Agreement, dated as of August 7, 2015, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and nine months ended August 31, 2015 and 2014, (b) Consolidated Balance Sheets as of August 31, 2015 and November 30, 2014, (c) Consolidated Statements of Cash Flows for the nine months ended August 31, 2015 and 2014, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	October 8, 2015	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 8, 2015	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

4.32	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

4.33
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195) is incorporated by reference herein.

10.59	Amended and Restated Revolving Loan Agreement, dated as of August 7, 2015, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and nine months ended August 31, 2015 and 2014, (b) Consolidated Balance Sheets as of August 31, 2015 and November 30, 2014, (c) Consolidated Statements of Cash Flows for the nine months ended August 31, 2015 and 2014, and (d) Notes to Consolidated Financial Statements.