Form 10-K
period 2015-11-30
KB HOME
filed 2016-01-25
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2015
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
Large accelerated filer  ☒        Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on May 31, 2015 was $1,512,772,004, including 10,335,461 shares held by the registrant’s grantor stock ownership trust and excluding 13,116,459 shares held in treasury.
There were 92,275,658 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2015. The registrant’s grantor stock ownership trust held an additional 10,135,461 shares of the registrant’s common stock on that date.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2015

PART I

Item 1.	BUSINESS
General
KB Home is one of the largest and most recognized homebuilding companies in the U.S. and has been building homes for nearly 60 years. We construct and sell a variety of new homes designed primarily for first-time, move-up and active adult homebuyers, including attached and detached single-family residential homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. Our homebuilding operations represent most of our business, accounting for 99.6% of our total revenues in 2015. Our financial services operations, which accounted for .4% of our total revenues in 2015, offer certain insurance products to our homebuyers and title services in certain markets. Since July 2014, our financial services operations have also provided mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through Home Community Mortgage, LLC (“HCM”). HCM is an unconsolidated joint venture we formed with Nationstar Mortgage LLC (“Nationstar”).
Unless the context indicates otherwise, the terms “we,” “our” and “us” used in this report refer to KB Home, a Delaware corporation, and its predecessors and subsidiaries. Also as used in this report, “home” is a single-family residence, whether it is a single-family home or other type of residential property; “community” is a single development in which new homes are constructed as part of an integrated plan; and “community count” is the number of communities we have open for sales with at least five homes/lots left to sell.
The following charts present homes delivered and homebuilding revenues for the years ended November 30, 2013, 2014 and 2015:

Markets
Reflecting the geographic reach of our homebuilding business, we have ongoing operations in the nine states and 39 major markets presented below. We also operate in various submarkets within these major markets. From time to time, we refer to these markets and submarkets collectively as our “served markets.” For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

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
Segment Operating Information. The following table presents certain operating information for our homebuilding reporting segments for the years ended November 30, 2015, 2014 and 2013 (dollars in millions, except average selling price):

	Years Ended November 30,
	2015	2014	2013
West Coast:
Homes delivered	2,258	1,913	2,179
Percentage of total homes delivered	27%	27%	31%
Average selling price	$587,000	$569,700	$467,800
Total revenues (a)	$1,402.3	$1,089.9	$1,020.2
Southwest:
Homes delivered	1,311	736	738
Percentage of total homes delivered	16%	10%	10%
Average selling price	$284,600	$271,100	$237,500
Total revenues (a)	$398.2	$199.5	$175.3
Central:
Homes delivered	3,183	3,098	2,841
Percentage of total homes delivered	39%	43%	40%
Average selling price	$252,200	$223,800	$198,900
Total revenues (a)	$809.7	$698.4	$565.1
Southeast:
Homes delivered	1,444	1,468	1,387
Percentage of total homes delivered	18%	20%	19%
Average selling price	$281,900	$263,600	$233,900
Total revenues (a)	$410.8	$401.9	$324.4
Total:
Homes delivered	8,196	7,215	7,145
Average selling price	$354,800	$328,400	$291,700
Total revenues (a)	$3,021.0	$2,389.6	$2,085.0

(a)	Total revenues include revenues from housing and land sales.
Additional financial and operational information related to our homebuilding reporting segments, including revenues, pretax income (losses), inventories and assets, is provided below in the “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” section and in Note 2. Segment Information in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. The above table does not include homes delivered or revenues from unconsolidated joint ventures in which we participate. These unconsolidated joint ventures acquire and develop land in various markets where our homebuilding operations are located and, in some cases, build and deliver homes on the land developed.
Strategy
Since 1997, we have followed the principles of an operational business model that we call KBnxt. KBnxt provides the core framework under which we have established the primary strategic goals for our homebuilding business. We believe the principles of KBnxt set us apart from other high-production homebuilders and provide the foundation for our long-term growth.
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

•
managing our working capital and reducing our operating risks by primarily acquiring developed and entitled land at reasonable prices in identified preferred markets and submarkets that meet our investment return standards and market positioning (or “marketing”) strategy;

•
using our knowledge of consumer preferences to design, offer, construct and deliver products that meet the needs and interests of the largest demographic of homebuyers in our served markets. Historically, this demographic has been comprised of first-time and move-up homebuyers;

•
in general, commencing construction of a home only after we have a signed purchase contract with a buyer and have obtained preliminary credit approval or other evidence of the buyer’s financial ability to purchase the home;

•	building a backlog of orders to maintain an even flow production of homes, and minimizing the cycle time from the start of construction to the delivery of homes to buyers; and

•
offering customers a distinctive homebuying experience designed to offer the best combination of value and choice through affordable sales prices plus the opportunity to customize their homes as they desire by selecting a lot location within a community, various house elevations and floor plans, and numerous interior and exterior design options and upgrades available at our design studios. As part of this process, in-house teams of sales representatives, design consultants and other personnel work with each buyer to create a home that meets the buyer’s needs and budget.

We consider KBnxt to be integral to our success in the homebuilding industry. However, there may be market-driven circumstances where we believe it is necessary or appropriate to temporarily deviate from certain KBnxt principles. These deviations may include starting construction on a small number of homes in a community before corresponding purchase contracts are signed with buyers to more quickly meet customer delivery expectations and generate revenues; or acquiring undeveloped or unentitled land that otherwise fits within our marketing strategy and meets our investment return standards. In addition, other circumstances could arise in the future that may lead us to make specific short-term shifts from our KBnxt principles.
Strategic and Operational Focus. Guided by our KBnxt principles, we have since 2012 implemented an aggressive land acquisition and development investment strategy targeted at positioning more of our communities in attractive, land-constrained locations featuring higher-income homebuyers. We have also refined our product offerings to meet these buyers’ preferences both for larger homes with the option for more lot and product premiums and the choice of design options and upgrades to include with the construction of their homes. Over the last three years, we have invested approximately $3.57 billion in land and land development and substantially expanded our operating platform and community count. To further accelerate our growth, we have prioritized enhancing the profitability of each home delivered and generating higher revenues, as well as improving our asset efficiency and return on invested capital. Through this integrated strategic framework and its corresponding initiatives, we have produced significant improvement in our financial results and have been profitable for each of the last three fiscal years. We believe we can sustain our progress in 2016 by continuing to advance our top strategic priorities, which are discussed further in this report, subject to conditions in the overall economy and the housing, capital, credit and financial markets.

Promotional Marketing Strategy. Our promotional marketing efforts are centered on differentiating the KB Home brand from resale homes and from new homes sold by other homebuilders. These efforts increasingly involve interactive Internet-based applications, social media outlets and other evolving communication technologies.
Our design studios are a key component of our distinct homebuying experience and help increase the revenues we generate from home sales. These showrooms, which are generally centrally located within our served markets and utilize electronic displays and virtual design tools, allow our homebuyers to customize their home by selecting from a wide variety of design options and upgrades that are available at no cost or for purchase as part of the original construction of their home. The coordinated efforts of our sales representatives and design studio consultants are intended to generate higher customer satisfaction and lead to enhanced customer retention and referrals.
Customer Service. Our on-site construction supervisors perform regular pre-closing quality checks and our sales representatives maintain regular contact with our homebuyers during the home construction process in an effort to ensure our homes meet our standards and our homebuyers’ expectations. We also have employees who are responsible for responding to homebuyers’ post-closing needs, including warranty claims. Information about our limited warranty program is provided in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report.
Operational Structure. We operate our homebuilding business through divisions with experienced management teams who have in-depth local knowledge of their particular served markets, which helps us acquire land in preferred locations; develop communities with products that meet local demand; and understand local regulatory environments. Our division management teams exercise considerable autonomy in identifying land acquisition opportunities; developing land and communities; implementing product, marketing and sales strategies; and controlling costs. To help maintain consistent execution within our organization, our division management teams and other employees are continuously trained on KBnxt principles and are evaluated, in part, based on their achievement of relevant operational objectives.
Our corporate management and support personnel develop and oversee the implementation of our overall operational policies and internal control standards, and perform various centralized functions, including treasury and cash management; land acquisition approval; accounting and financial reporting; internal audit and compliance activities; and investor and media relations.
Community Development and Land Inventory Management
Developable land for the production of homes is a core resource for our business. Based on our current strategic plans, we seek to own or control land sufficient to meet our forecasted production goals for the next three to five years. In 2016, we intend to continue to selectively acquire or control additional land that meets our investment return and marketing standards. However, we may decide to sell certain land interests as part of our capital allocation and marketing strategy, or to monetize land previously held for future development, or for other reasons.
Our community development process generally consists of four phases: land acquisition, land development into finished lots for a community (if necessary), home construction and delivery of completed homes to buyers. Historically, our community development process has ranged from six to 24 months in our West Coast homebuilding reporting segment, with a somewhat shorter duration in our other homebuilding reporting segments. Our community development process varies based on, among other things, the extent and speed of required government approvals and utility service activations, the overall size of a particular community, the scope of necessary site preparation activities, the type of product(s) that will be offered, weather conditions, time of year, promotional marketing results, the availability of construction resources, consumer demand, local and general economic and housing market conditions, and other factors.
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
Land Acquisition and Land Development. We continuously evaluate land acquisition opportunities against our investment return and marketing standards, balancing competing needs for financial strength, liquidity and land inventory for future growth. When we acquire land, we generally focus on parcels with lots that are fully entitled for residential construction and are either physically developed to start home construction (referred to as “finished lots”) or partially finished. However, depending on market conditions and available opportunities, we may acquire undeveloped and/or unentitled land. We may also invest in land that requires us to repurpose and re-entitle the property for residential use, such as in-fill developments. We expect that the overall balance of undeveloped, unentitled, entitled, partially finished and finished lots in our inventory will vary over time, and in implementing our strategic growth initiatives, we may acquire a greater proportion of undeveloped or unentitled land in the future if and as the availability of reasonably-priced land with finished or partially finished lots diminishes.
We target geographic areas for potential land acquisitions and community development based on the results of periodic surveys of both new and resale homebuyers in particular markets, prevailing local economic conditions, the supply and type of homes available for sale, and other research activities. Local, in-house specialists analyze specific geographic areas to identify desirable land acquisition targets or to evaluate whether to dispose of an existing land interest. We also use studies performed by third-party specialists.
We generally structure our land acquisition and land development activities to minimize, or to defer the timing of, expenditures in order to reduce both the market risks associated with holding land and our working capital and financial commitments, including interest and other carrying costs. We typically use contracts that in exchange for a small initial option or earnest money deposit payment give us an option or similar right to acquire land at a future date, usually at a pre-determined price and pending our satisfaction with the feasibility of developing and selling homes on the land and/or an underlying land seller’s completion of certain obligations, such as securing entitlements, developing infrastructure or finishing lots. We refer to land subject to such option or similar contractual rights as being “controlled.” Our decision to exercise a particular land option or similar right is based on the results of our due diligence and continued market viability analysis after entering into such a contract. Information related to our land option contracts and other similar contracts is provided in Note 7. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report.
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2015 and 2014:

	Homes Under Construction and Land Under Development		Land Held for Future Development		Land Under Option		Total Land Owned or Under Option
	2015	2014	2015	2014	2015	2014	2015	2014
West Coast	4,526	5,467	2,768	3,157	4,126	4,210	11,420	12,834
Southwest	6,349	6,985	1,871	2,255	761	317	8,981	9,557
Central	13,793	13,692	1,254	1,339	2,700	4,098	17,747	19,129
Southeast	3,999	4,618	3,500	3,879	1,752	2,181	9,251	10,678
Total	28,667	30,762	9,393	10,630	9,339	10,806	47,399	52,198
The following charts present the percentage of inventory lots we owned or controlled under land option contracts or other similar contracts by homebuilding reporting segment and the percentage of total lots we owned and controlled under option as of November 30, 2015:
Home Construction and Deliveries. Following the acquisition of land and, if necessary, the development of the land into finished lots, we typically begin constructing model homes and marketing homes for sale. We have developed and refined a standardized set of value-engineered home designs to enhance our construction efficiency. To minimize the costs and risks of unsold homes in production, we generally begin construction of a home only after we have a signed purchase contract with a buyer and we have obtained preliminary credit approval or other evidence of the buyer’s financial ability to purchase the home. However, cancellations of home purchase contracts prior to the delivery of the underlying homes, the construction of attached products with some unsold units, or specific strategic considerations will result in our having unsold completed or partially-completed homes in our inventory.

We act as the general contractor for the majority of our communities, and engage outside general contractors in all other instances. We, or the outside general contractors we engage, contract with a variety of independent subcontractors, who are typically locally-based, to perform all land development and home construction work through their own employees or subcontractors. We do not self-perform any land development or home construction work. These independent subcontractors also supply some of the building materials required for such production activities. Our contracts with these independent subcontractors require that they comply with all laws applicable to their work, including wage and safety laws, meet performance standards, and follow local building codes and permits.
Raw Materials. Outside of land, the principal raw materials used in our production process are concrete and forest products. Other primary materials used in home construction include drywall and plumbing and electrical items. We source all of our building materials from third parties. We attempt to enhance the efficiency of our operations by using, where practical, standardized materials that are commercially available on competitive terms from a variety of outside sources. In addition, we have national and regional purchasing programs for certain building materials, appliances, fixtures and other items that allow us to benefit from large-quantity purchase discounts and, where available, participate in outside manufacturer or supplier rebate programs. When possible, we arrange for bulk purchases of these products at favorable prices from such manufacturers and suppliers. Although our purchasing strategies have helped us in negotiating favorable prices for raw materials, in recent years we have encountered higher prices for lumber, drywall and concrete.
Backlog
Our “backlog” consists of homes that are under a purchase contract but have not yet been delivered to a buyer. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes delivered during the current period. Our backlog at any given time will be affected by cancellations, homes delivered and our community count. Our cancellation rates and the factors affecting our cancellation rates are further discussed below in both the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report. The number of homes we deliver has historically increased from the first to the fourth quarter in any year. Substantially all of our homes in backlog at November 30, 2015 are expected to be delivered during the year ended November 30, 2016.
Our backlog at November 30, 2015 increased 36% to 3,966 homes from 2,909 homes at November 30, 2014, largely due to a year-over-year increase in our net orders in 2015. Our backlog at November 30, 2015 represented potential future housing revenues of approximately $1.28 billion, a 40% increase from approximately $914.0 million at November 30, 2014, reflecting the larger number of homes in our backlog and a higher average selling price of those homes.

The following charts present our ending backlog (number of homes and value) by homebuilding reporting segment as of November 30, 2014 and 2015:
Employees
At December 31, 2015 and 2014, we had approximately 1,680 and 1,590 full-time employees, respectively. None of our employees are represented by a collective bargaining agreement.
Competition, Seasonality, Delivery Mix and Other Factors
Competition. The homebuilding industry and housing market are highly competitive with respect to selling homes; contracting for construction services, such as carpentry, roofing, electrical and plumbing; and acquiring attractive developable land, though the intensity of competition can vary and fluctuate between and within individual markets and submarkets. We compete for homebuyers, construction resources and desirable land against numerous homebuilders, ranging from regional and national firms to small local enterprises. As to homebuyers, we primarily compete with other homebuilders on the basis of selling price, community location and amenities, availability of financing options, home designs, reputation, home construction cycle time, and the design options and upgrades that can be included in a home. In some cases, this competition occurs within larger residential development projects containing separate sections designed, planned and developed by other homebuilders. We also compete for homebuyers against housing alternatives to new homes, including resale homes, apartments, single-family rentals and other rental housing. In markets experiencing heavy construction activity, there can be severe craft and skilled trade shortages that limit independent subcontractors’ ability to supply construction services to us, which in turn tends to drive up our costs and/or extend our production schedules. Elevated construction activity has also contributed to measurable increases in the cost of certain building materials, such as lumber, drywall and concrete. Since 2013, we also have seen higher prices for desirable land amid heightened competition with homebuilders and other developers and investors, particularly in the land-constrained areas we are strategically targeting. We expect these upward cost trends to continue in 2016 if and as housing market activity grows and there is greater competition for these resources.
Seasonality. Our performance is affected by seasonal demand trends for housing. Traditionally, there has been more consumer demand for home purchases and we tend to generate more net orders in the spring and early summer months (corresponding to most of our second quarter and part of our third quarter) than at other times of the year. With our distinct homebuying approach and typical home construction cycle times, this “selling season” demand results in our delivering more homes and generating higher revenues from late summer through the fall months (corresponding to part of our third quarter and all of our fourth quarter). On a relative basis, the winter and early spring months within our first quarter and part of our second quarter usually produce the fewest net orders, homes delivered and revenues, and the sequential difference from our fourth quarter to our first quarter can be significant.
Delivery Mix and Other Factors. In addition to the overall volume of homes we sell and deliver, our results in a given period are significantly affected by the geographic mix of markets and submarkets in which we operate; the number and characteristics of the communities we have open for sales in those markets and submarkets; and the products we sell from those communities during the period. While there are some similarities, there are differences within and between our served markets in terms of the quantity, size and nature of the communities we operate and the products we offer to consumers. These differences reflect, among other things, local homebuyer preferences; household demographics (e.g., large families or working professionals; income levels); geographic context (e.g., urban or suburban; availability of reasonably priced finished lots; development constraints; residential density); and the shifts that can occur in these factors over time. These structural factors in each of our served markets will affect the costs we incur and the time it takes to locate, acquire rights to and develop land, open communities for sales, and market and build homes; the size of our homes; our selling prices (including the contribution from homebuyers’ purchases of design options and upgrades); the pace at which we sell and deliver homes and close out communities; and our housing gross profits and housing gross profit margins. Therefore, our results in any given period will fluctuate compared to other periods based on the proportion of homes delivered from areas with higher or lower selling prices and on the corresponding land and overhead costs incurred to generate those deliveries, as well as from our overall community count.
Financing
Our operations have historically been funded by internally generated cash flows, public equity and debt issuances, land option contracts and other similar contracts and land seller financing, and performance bonds and letters of credit. We also have the ability to borrow funds under our unsecured revolving credit facility with various banks (“Credit Facility”). Depending on market conditions and available opportunities, we may obtain project financing, or secure external financing with community or other inventory assets that we own or control. By “project financing,” we mean loans that are specifically obtained for, or secured by, particular communities or other inventory assets. We may also arrange or engage in bank loan, project debt or other financial transactions and/or expand the capacity of the Credit Facility or our cash-collateralized letter of credit facilities with various financial institutions (the “LOC Facilities”) or enter into additional such facilities.
Environmental Compliance Matters and Sustainability
As part of our due diligence process for land acquisitions, we often use third-party environmental consultants to investigate potential environmental risks, and we require disclosures, representations and warranties from land sellers regarding environmental risks. Despite these efforts, there can be no assurance that we will avoid material liabilities relating to the existence or removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned or controlled by us. No estimate of any potential liabilities can be made although we may, from time to time, acquire property that requires us to incur environmental clean-up costs after conducting appropriate due diligence, including, but not limited to, using detailed investigations performed by environmental consultants. In such instances, we take steps prior to our acquisition of the land to gain reasonable assurance as to the precise scope of work required and the costs associated with removal, site restoration and/or monitoring. To the extent contamination or other environmental issues have occurred in the past, we will attempt to recover restoration costs from third parties, such as the generators of hazardous waste, land sellers or others in the prior chain of title and/or their insurers. Based on these practices, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our consolidated financial statements. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the U.S. Environmental Protection Agency (or similar state or local agency) as being a “Superfund” (or similar state or local) clean-up site requiring remediation, which could have a material effect on our future consolidated financial statements. Costs associated with the use of environmental consultants are not material to our consolidated financial statements.
We have made a dedicated effort to further differentiate ourselves from other homebuilders and resale homes through our ongoing commitment to become a leading national company in environmental sustainability. We continually seek out and utilize innovative technologies and systems to further improve the energy and water efficiency of our homes, as well as engage in campaigns and other educational efforts, sometimes together with other companies, organizations and groups, to increase consumer awareness of the importance and impact of sustainability in selecting a home and the products within a home. Under our commitment to sustainability, we, among other things:

•	build energy- and water-efficient new homes;

•
developed an Energy Performance Guide®, or EPG®, that informs our homebuyers of the relative energy efficiency and the related estimated monthly energy costs of each of our homes as designed, compared to typical new and existing homes; and

•	created and are adding more net-zero energy and zero freshwater design options, under a program called Double ZeroHouse™ 3.0, that are available in select markets.
More information about our sustainability commitment can be found in our annual sustainability reports, which we have published on our website since 2008. We intend to continue to research, evaluate and utilize new or improved products and construction and business practices consistent with our commitment and believe our sustainability initiatives can help put us in a better position, compared to resale homes and homebuilders with less-developed programs, to comply with evolving local, state and federal rules and regulations intended to protect natural resources and to address climate change and similar environmental concerns.
Access to Our Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5 and proxy statements, as well as all amendments to those reports are available free of charge through our investor relations website at http://investor.kbhome.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We will also provide these reports in electronic or paper format free of charge upon request made to our investor relations department at investorrelations@kbhome.com or at our principal executive offices. We intend for our investor relations website to be the primary location where investors and the general public can obtain announcements regarding, and can learn more about, our financial and operational performance, business plans and prospects, our board of directors, our senior executive management team, and our corporate governance policies, including our articles of incorporation, by-laws, corporate governance principles, board committee charters, and ethics policy. We may from time to time choose to disclose or post important information about our business on or through our investor relations website, and/or through other electronic channels, including social media outlets, such as Twitter (Twitter.com/KBHome), and other evolving communication technologies. The content available on or through our primary website at www.kbhome.com, our investor relations website, including our sustainability reports, or social media outlets and other evolving communication technologies is not incorporated by reference in this report or in any other filing we make with the SEC, and our references to such content are intended to be inactive textual or oral references only. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Item 1A.	RISK FACTORS
The following important factors could adversely impact our business. These factors could cause our actual results to differ materially from the forward-looking and other statements that (a) we make in registration statements, periodic reports and other filings with the SEC and from time to time in our news releases, annual reports and other written reports or communications, (b) we post on or make available through our websites and/or through other electronic channels, and (c) our personnel and representatives make orally from time to time.
Soft or negative economic or housing market conditions generally or in our served markets may materially and adversely affect our business and consolidated financial statements.
Since 2012, the housing market has continued to improve compared to the several difficult years of the housing downturn from mid-2006 through 2011. The improvement has been driven primarily by steady demand for homes, fairly low inventories of homes available for sale and generally healthy economic and demographic factors. However, the performance of individual housing markets varied throughout 2015, with home sales activity and selling price appreciation robust in certain markets and tepid in others due to, among other things, rising housing prices and/or inventory levels.
We expect that such unevenness in housing market conditions will continue in 2016 and beyond, and that there will be fluctuations among and within individual housing markets. These fluctuations may be significant and unfavorable, and could be more pronounced and/or prolonged in our served markets. Our operations and consolidated financial statements can be substantially affected by adverse changes in prevailing business conditions, including, among others:

•	weak economic, income and employment growth;

•	diminished population growth, household formations and other negative demographic changes;

•	high consumer debt levels, including elevated student loan balances;

•	delinquencies, defaults and foreclosures on mortgage loans;

•	increases in interest rates;

•	volatility and uncertainty in domestic and international financial, capital and consumer lending markets;

•	lack of availability of or prohibitive costs for mortgage loans;

•
increased personal income tax rates and/or more restrictive personal income tax deduction provisions, including for the deduction of mortgage loan interest payments, real estate taxes and other homeownership-related expenses;

•	limited homebuyer interest in our product designs and/or community locations; and

•	lack of consumer interest in purchasing a home compared to other housing alternatives.
We can provide no assurance that these factors, which are outside of our control, will not occur, persist for an extended period and/or worsen, or that the generally favorable housing market conditions at present will continue for any length of time. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, droughts and fires), and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest and acts of terrorism, and government responses to such acts, can also have a negative effect on our business.
If, on an overall basis or in our served markets, the economic or housing environment becomes more challenging; home sales or selling prices do not continue to advance at the same pace as in recent years or decline; or any or all of the negative factors or events described above occur, persist and/or worsen, there would likely be a corresponding adverse effect on our business and our consolidated financial statements, including, but not limited to, the number of homes we deliver, our average selling prices, the amount of revenues we generate, our housing gross profit margins and our ability to operate profitably, and the effect may be material.
Continued or additional tightening of mortgage lending standards and/or interest rate increases could adversely affect the availability or affordability of mortgage loans for potential buyers of our homes and thereby reduce our net orders.
Mortgage lenders have stopped offering certain mortgage loan products and significantly tightened their credit standards primarily due to the relatively high rates of delinquencies, defaults and foreclosures on mortgage loans and fluctuations in their market value and the market value of securities backed by such loans during the housing downturn, and regulatory rules and enforcement actions (including sanctions, penalties and fines). As a result, it is generally difficult for some potential borrowers to finance the purchase of a home, causing volatility in and elevating cancellation rates for us and other homebuilders, and reducing demand for homes, including our homes. If mortgage lending standards further tighten, or mortgage lenders further curtail their product offerings, there could be a material adverse effect on our business and our consolidated financial statements, as we depend on such lenders (including HCM) to provide mortgage loans that our buyers typically require to purchase our homes. Higher mortgage loan interest rates, which may result from the Federal Reserve deciding to increase the federal funds rate and/or investors’ expectations as to the Federal Reserve’s potential actions to influence interest rates, could also measurably reduce demand for our homes by increasing borrowers’ financing costs, and thereby have a material adverse effect on our consolidated financial statements.
In addition, federal regulators and lawmakers have considered steps that may significantly reduce the ability or authority of the Federal Housing Administration (“FHA”), the Federal National Mortgage Association (also known as “Fannie Mae”) and Federal Home Loan Mortgage Corporation (also known as “Freddie Mac”) to purchase or insure mortgage loans under their respective programs. Further, given federal budget deficits, the U.S. Treasury may not be able to continue, or may be required by future legislation or regulation to cease, supporting the mortgage loan-related activities of Fannie Mae, Freddie Mac, the FHA and the Veterans Administration (“VA”) at present levels. The availability and affordability of mortgage loans, including interest rates or the costs for such loans, could be significantly diminished by a scaling back, tightening or termination of the federal government’s mortgage loan-related programs. Because Fannie Mae-, Freddie Mac-, FHA- and VA-backed mortgage loans have been a critical source of liquidity for the mortgage finance industry and an important factor in marketing and selling many of our homes, any limitations or restrictions on the availability of, or higher consumer costs for, such government-backed financing could reduce our net orders and adversely affect our business and consolidated financial statements, and the effect could be material. Given the above and other factors, we can provide no assurance as to mortgage lenders’ (including HCM’s) ability or willingness to provide mortgage loans and other mortgage banking services to our homebuyers in future periods or as to their performance in doing so.

The mortgage banking operations of HCM are heavily regulated and subject to rules and regulations promulgated by a number of governmental and quasi-governmental agencies. If Nationstar, which provides management oversight of HCM’s operations, decides to end, or we decide to terminate, our relationship with respect to HCM or otherwise, or there is a finding that Nationstar or HCM materially violated any applicable rules or regulations and as a result is restricted from or unable to originate mortgage loans, our customers may experience significant mortgage loan funding issues, which could lower our net orders and revenues, and, in turn, have a material adverse impact on our business and our consolidated financial statements. In addition, while substantially all of the mortgage loans originated by HCM are sold within a short period of time in the secondary mortgage market on a servicing released, non-recourse basis, HCM remains potentially responsible for certain limited representations and warranties it makes in connection with such mortgage loan sales. Mortgage investors, including the FHA, Fannie Mae and Freddie Mac, could seek to have HCM buy back mortgage loans or compensate them for losses incurred on mortgage loans HCM has sold based on claims that it breached its limited representations or warranties. HCM has established reserves for potential losses. However, there can be no assurance that HCM will not have significant liabilities with respect to such claims in the future, which could exceed its reserves, or that the impact of such claims will not be material to HCM’s financial condition or ability to operate, or cause us to recognize losses with respect to our equity interest in HCM, or cause our customers to seek mortgage loans from other lenders and/or experience mortgage loan funding issues that could delay our delivering homes to them and/or cause them to cancel their home purchase contracts with us.
Third-party lenders may not complete mortgage loan originations for our homebuyers in a timely manner or at all, which can lead to cancellations and a lower backlog of orders, or to significant delays in our delivering homes and recognizing revenues from those homes.
Our buyers may obtain mortgage financing for their home purchases from any lender or other provider of their choice, including HCM. If, due to credit or consumer lending market conditions, regulatory requirements, or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our buyers, the number of homes we deliver, our business and our consolidated financial statements may be materially and adversely affected.
Based on the number of homes we delivered in 2015, approximately 61% of our buyers who obtained mortgage financing used HCM to finance the purchase of their home. Although we expect an increasing percentage of our homebuyers will choose to use HCM, many of our homebuyers will continue to seek mortgage loans from other lenders and be subject to those lenders’ ability to perform. We can provide no assurance as to other lenders’ ability or willingness to complete, in a timely fashion or at all, the mortgage loan originations they start for our homebuyers. Such inability or unwillingness may result in mortgage loan funding issues that slow deliveries of our homes and/or cause cancellations, which in each case would likely have a material adverse effect on our business and our consolidated financial statements. In addition, recent changes to mortgage loan disclosure requirements to consumers may potentially delay lenders’ (including HCM’s) completion of the mortgage loan funding process for borrowers and, therefore, extend the delivery of homes to our buyers beyond the time anticipated.
Our current strategies may not generate improved financial and operational performance, and the continued implementation of these and other strategies may not be successful.
We believe our current strategies and initiatives will enable us to continue to profitably grow our business in 2016. However, our strategic and operational actions, including, but not limited to, our plans to expand our community count, may prove to be unsuitable for some or all of our served markets. We can provide no guarantee that our strategies, initiatives or actions will be successful, that they will generate growth or earnings or returns at any level or within any time frame, or that we will achieve in 2016 or beyond positive operational or financial results or results in any particular metric or measure equal to or better than our 2015 performance, or perform in any period as well as other homebuilders. In addition, we can provide no assurance that our community locations and products (or any refining of our products) will successfully attract consumers, command selling prices, or generate orders, revenues and/or housing gross profit margins at the levels we have experienced in the past or anticipate in future periods, at levels sufficient for us to be profitable or at levels higher than other homebuilders. We also cannot provide any assurance that we will be able to maintain these strategies, initiatives or actions in 2016 and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of these strategies, initiatives or actions, although we cannot guarantee that any such changes will be successful. The failure of any one or more of our present strategies, initiatives or actions, or the failure of any adjustments or alternative strategies, initiatives or actions that we may pursue or implement, to be successful would likely have an adverse effect on our ability to grow and increase the value and profitability of our business, to meet our debt service and other obligations necessary to operate our business in the ordinary course, and on our consolidated financial statements, as well as on our overall liquidity, and the effect in each case could be material.

The success of our present strategies, growth initiatives and our long-term performance depends on the availability of developable land that meets our investment return and marketing standards.
The availability of developable land, particularly finished and partially finished lots, that meets our investment return and marketing standards depends on a number of factors outside of our control, including, among other things, land availability in general, geographical/topographical constraints, land sellers’ business relationships, competition for desirable property, legal or government agency or utility service company processes, our ability and the costs to obtain building permits and other regulatory approvals and prevailing conditions in the marketplace for land. Should suitable land become less available, the number of homes that we may be able to build and sell could be reduced. In addition, the cost of attractive land could continue to increase and adversely impact our housing gross profit margins, our consolidated financial statements and our ability to maintain ownership or control of a sufficient supply of land to meet our production goals. The availability of suitable land could also affect the success of our current strategies and growth initiatives. Further, if we decide to reduce our land acquisition activity in 2016 below our current plans due to a lack of available assets that meet our standards, our ability to increase our community count, to maintain or grow our revenues and housing gross profits and to maintain or increase our profitability in 2016 and beyond, would likely be constrained and could have a material adverse effect on our business and consolidated financial statements.
The value of the land and housing inventory we own or control may fall significantly.
The value of the land and housing inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, this inventory. The value of our inventory can vary considerably because there is often a significant amount of time between our acquiring control or taking ownership of land and the delivery of homes on that land, particularly undeveloped and/or unentitled land. Based on our periodic assessments of our inventory for recoverability, we have from time to time written down certain of our inventory to its estimated fair value. We have also recorded charges against our earnings in connection with activating or selling certain land held for future development and with abandoning our interests in certain land controlled under land option contracts and other similar contracts that no longer met our investment return or marketing standards. If, in 2016, the present economic or housing environment weakens, if particular markets or submarkets experience challenging or unfavorable changes in prevailing business conditions, or if we elect to revise our marketing strategy relating to certain land positions, we may need to record additional charges against our earnings for inventory impairments or land option contract abandonments, or both, or in connection with land sales to reflect changes in fair value of land or land interests in our inventory, including assets we have previously written down. Any such charges could have a material adverse effect on our consolidated financial statements, including our ability to maintain or increase our profitability.
Home selling prices and sales activity in particular markets in which we do business materially affect our consolidated financial statements because our business is concentrated in these markets.
Home sales activity and selling prices in some of our key served markets have varied from time to time for market-specific and other reasons, including adverse weather, high levels of foreclosures, short sales and sales of lender-owned homes, and lack of affordability or economic contraction due to, among other things, the departure or decline of key industries, higher-wage jobs and employers that could effectively price potential homebuyers out of purchasing homes, including our homes. If home sales activity or selling prices decline in one or more of our key served markets, including California, Florida, Nevada or Texas, our costs may not decline at all or at the same rate and, as a result, our consolidated financial statements may be materially and adversely affected. Adverse conditions in California would have a particularly material effect on our consolidated financial statements as our average selling price in the state is higher than our average selling prices in the states within our other homebuilding reporting segments, a large percentage of our housing revenues is generated from California, and a significant proportion of our investments in land and land development have been made, and in 2016 are expected to be made, in that state.
In recent years, many state, regional and local governments in our served markets have struggled to balance their budgets due to a number of factors.  As a result, there have been significant cuts to government departments, subsidies, programs and public employee staffing levels, while taxes and fees have been increased.  Lawmakers’ efforts at all governmental levels to address these budget deficit issues and/or efforts to increase governmental revenues, could, among other things, cause businesses and residents to leave, or discourage businesses or households from coming to, affected served markets, thereby limiting economic growth and/or resulting in significant delays and/or higher costs in obtaining required inspections, permits or approvals with respect to the development of our communities located in such markets.  These negative impacts could adversely affect our ability to generate orders and revenues and/or to maintain or increase our housing gross profit margins in such markets, and the impact could be material and adverse to our consolidated financial statements.

Negative environmental impacts from, and legal and regulatory requirements in response to, severe and prolonged drought conditions in Arizona, California and Nevada could adversely affect our business and results of operations in those regions and our consolidated financial statements.
Certain areas in which we operate, particularly parts of Arizona, California and Nevada, are experiencing extreme or exceptional drought conditions. In response to these conditions and concerns that they may continue for an extended period of time or worsen, government officials have taken, or have proposed taking, a number of steps to preserve potable water supplies. For instance, in 2015, California declared a state of emergency and mandated that local water agencies and other water suppliers achieve specific reductions in potable urban water use through at least February 28, 2016. The state also prohibited irrigation with potable water outside certain newly constructed homes and buildings with landscape areas larger than 2,500 square feet.
To address the state’s mandate and their own available potable water supplies, local water agencies/suppliers could potentially restrict, delay the issuance of, or proscribe new water connection permits for homes or businesses; increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs; adopt higher efficiency requirements for water-using appliances or fixtures; limit or ban the use of water for construction activities; impose requirements as to the types of allowed plant material or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers; and/or impose fines and penalties for noncompliance with any such measures. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership. We can offer no assurance whether, where and the extent to which these or additional conservation measures might be imposed by local water agencies/suppliers in California or by other federal, state or local lawmakers or regulators in Arizona, California and Nevada. However, if potable water supplies become further constrained due to persistent drought conditions, tighter conservation requirements may be imposed that could limit, impair or delay our ability to acquire and develop land, and/or build and deliver homes (even if we have obtained water connection permits); increase our production costs; or cause the fair value of affected land or land interests in our inventory to decline, which could result in inventory impairment or land option contract abandonment charges, or both; or negatively affect the economies of, or diminish consumer interest in living in, water-constrained areas. These impacts, individually or collectively, could adversely affect our business and consolidated financial statements, and the effect could be material.
Supply shortages and other risks related to demand for construction resources could increase our costs and delay our deliveries.
Shortages or upward price fluctuations in lumber, drywall, concrete and other building materials, and construction services, whether due to independent subcontractor or outside supplier capacity constraints, heavy residential construction activity, competition with other homebuilders or construction firms, the occurrence of or rebuilding after natural disasters or other reasons, can also have an adverse effect on our business by increasing our production costs and/or extending our production schedules. We may not be able to raise our selling prices to cover such cost increases or delays because of market conditions, including competition for homebuyers from other homebuilders and resale homes. Sustained increases in our production costs due to higher construction resource prices and/or our limited ability to successfully contain these costs may, among other things, decrease our housing gross profit margins, while construction resource shortages due to competition or other factors may delay deliveries of our homes to buyers and our recognition of revenues. As a result, these negative items, individually or together, could have a material and adverse impact on our consolidated financial statements.
Inflation may adversely affect us by increasing costs that we may not be able to recover, particularly if our home selling prices decrease, and the impact on our performance and our consolidated financial statements could be material.
Inflation can have an adverse impact on our business and consolidated financial statements because increasing production costs could require us to increase our home selling prices in an effort to maintain satisfactory housing gross profit margins. However, we may not be able to increase our home selling prices to cover inflation in production costs due to market conditions, and we may need to hold or reduce our selling prices, or offer sales incentives or discounts, in order to compete for home sales. If determined necessary, our lowering of home selling prices and/or using sales incentives or discounts, in addition to impacting our housing gross profit margins, may also reduce the value of our land inventory, including the assets we have purchased in recent years, and make it more difficult for us to fully recover the costs of our land and any related community development through our home selling prices or, if we choose, through land sales. In addition, depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. We may record charges against our earnings for inventory impairments if the value of our owned inventory, including land we decide to sell, is reduced, or for land option contract abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial. Inflation may also increase interest rates for mortgage loans and thereby reduce demand for our homes and lead to lower revenues, as well as increase the interest rates we may need to accept to obtain external financing for our business operations.

Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.
Depending on the stage of development a land parcel is in when acquired, we may incur expenditures for developing land into a community, such as entitling and finishing lots and installing roads, sewers, water systems and other utilities; taxes and other levies related to ownership of the land; constructing model homes; and promotional marketing and overhead expenses to prepare for the opening of the community for home sales. Moreover, local municipalities may impose various and sometimes unanticipated development-related requirements resulting in additional costs or delays. If the rate at which we sell and deliver homes slows or falls, or if our opening of communities for home sales is delayed due to adjustments in our marketing strategy, protracted governmental approval processes or utility service activations, or other reasons, we may incur additional costs, which would adversely affect our housing gross profit margins, and it will take a longer period of time for us to recover our costs. We may also decide to abandon certain land option contracts and other similar contracts, and sell certain land at a loss, and the costs of doing so and any related charges recorded against our earnings may be adverse and material to our consolidated financial statements.
An increase in our cancellation rates could negatively impact our business.
Our backlog at a given point in time reflects homes under a purchase contract that have not yet been delivered to a buyer. Our home purchase contracts with our customers require a relatively small deposit at the time of signing and, in some cases, when design studio options or upgrades are selected. The deposit(s) required vary among markets and communities. Generally, we have the right to retain deposits from customers that cancel their purchase contract. However, we generally permit our customers to cancel their obligations and obtain refunds of all or a portion of their deposits if they cannot obtain a mortgage loan within a certain period of time, and we may choose to provide full or partial refunds in other cases. As a result, if home prices decline, the availability of mortgage financing diminishes or interest rates increase, customers may cancel their existing home purchase contracts with us because they are unable to finalize a mortgage loan for the purchase. In addition, if new home competitors increase their use of sales incentives, lenders and others increase their efforts to sell resale homes through incentives or price cuts, our home construction cycle times are delayed, or there is weakness or a downturn in local or regional economies or the national economy and/or in consumer confidence, customers may cancel, or propose to cancel, their purchase contracts with us because they desire to move into a home earlier than we can deliver it, or in order to attempt to negotiate for a lower selling price or explore other options, or they are otherwise unable or unwilling to complete the purchase. Volatile cancellation rates resulting from these conditions, or otherwise, may reduce the rate at which we sell and deliver homes and could have a material adverse effect on our business and our consolidated financial statements.
Tax law changes could make home ownership more expensive or less attractive.
Under current tax law, significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s or household’s federal, and in some cases state, taxable income subject to various limitations. If the federal government or a state government changes its income tax laws by eliminating, limiting or substantially reducing these income tax benefits, the after-tax cost of owning a home could increase substantially. Any increases in personal income tax rates and/or tax deduction limits or restrictions enacted at the federal or state levels could adversely impact demand for and/or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material.
We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and the protection of the environment, which can cause us to suffer production delays and incur costs associated with compliance, and/or prohibit or restrict homebuilding activity in some regions or areas. Our business is also subject to a number of local, state and federal laws, statutes, ordinances, rules, policies and other legal and regulatory requirements. The impact of such requirements or our failure to comply with such requirements, individually or collectively, could be adverse and material to our consolidated financial statements.
Our homebuilding business is heavily regulated and subject to a significant amount of local, state and federal regulation concerning zoning, allowable housing density, natural and other resource protection, building designs, land/community development and home construction methods, worksite safety and similar matters, as well as governmental taxes, fees and levies on the acquisition and development of land. These regulations often provide broad discretion to government authorities that oversee these matters, which can result in unanticipated delays, adjustments in the allowable scope, size or characteristics, and/or increases in the cost of a specified development project or a number of projects in particular markets. We may also experience delays due to a building permit moratorium or regulatory restrictions in any of the locations in which we operate, which can, among other things, affect the balance of land held for future development in our inventory. Further, there is no assurance that these governmental regulations, or other laws, statutes, ordinances, rules and policies applicable to our business, will not be interpreted or revised in ways that will require us to change our strategies or operations, incur significant compliance costs or record charges against our earnings, and/or restrict the manner in which we conduct our activities, and any such actions or events, and associated costs and charges, could adversely and materially affect our consolidated financial statements.
In addition, we are subject to a variety of local, state and federal laws, statutes, ordinances, rules and regulations concerning the environment, including requirements to manage and/or mitigate storm water runoff, dust particles and other environmental impacts of our production activities at our communities. These laws, statutes, ordinances, rules and regulations, and/or evolving interpretations thereof, may cause production delays, may cause us to incur substantial compliance, litigation and other costs, and can prohibit or restrict homebuilding activity in certain regions or areas, any of which could also reduce the fair value of affected inventory and require us to record significant impairment charges against our earnings. Environmental laws may also impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The actual or potential presence of those substances on or nearby our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on land that we have sold in the past. Further, a significant portion of our business is conducted in California, one of the most highly regulated and litigious states in the country. Therefore, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than other homebuilders with a less significant California presence.
We have experienced, and may in the future experience, legal claims from government and private parties, regulatory investigations and/or proceedings, and significant unfavorable litigation, administrative and arbitral outcomes resulting in losses (including monetary damages awards or other direct or indirect payments to or for the benefit of government or private parties), penalties, fines, injunctions establishing restrictions or adjustments to our business practices, expenses and charges recorded against our earnings (as well as losses, penalties, fines, voluntary injunctions/consent decrees, expenses and charges associated with settlements of any such claims, investigations and proceedings) with respect to our operations in California and those in our other reporting segments. Any such losses, penalties, fines, injunctions, expenses and charges could be beyond our expectations and/or accruals at particular points in time and be material to our business and consolidated financial statements. Unfavorable litigation, administrative or arbitral outcomes may also generate negative publicity in various media outlets that could be detrimental to our reputation and adversely affect our efforts to sell homes.
The homebuilding industry and housing market are very competitive, and competitive conditions could adversely affect our business or our consolidated financial statements.
We face significant competition in several areas of our business from other homebuilders and participants in the overall housing industry, including landlords and other rental housing operators. These competitive conditions can result in:

•	our delivering fewer homes;

•	our selling homes at lower prices;

•	our offering or increasing sales incentives, discounts or price reductions for our homes;

•
our experiencing lower housing gross profit margins, particularly if we cannot raise our selling prices to cover increased land acquisition, land/community development, production or overhead costs or inflation;

•	our selling fewer homes or experiencing a higher number of cancellations by buyers;

•	impairments in the value of our inventory and other assets;

•	difficulty in acquiring desirable land that meets our investment return or marketing standards, and in selling our interests in land that no longer meet such standards on favorable terms, or at all;

•	difficulty in our obtaining construction resources at acceptable prices;

•	delays in our production schedules; and/or

•	difficulty in securing external financing, performance bonds or letters of credit for our business operations on favorable terms.
These competitive conditions may have a material adverse effect on our business and consolidated financial statements by decreasing our revenues, impairing our ability to successfully implement our current strategies, initiatives or actions, increasing our costs and/or diminishing growth in our local or regional homebuilding businesses. During the housing downturn in particular, actions taken by our new home and housing alternative competitors reduced the effectiveness of our efforts to achieve stability or increases in home selling prices, to generate higher deliveries of homes, revenues and housing gross profit margins, and to maintain or increase our profitability. We cannot provide any assurance that such conditions and their negative impacts will not occur in 2016 or beyond.
Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.
In the ordinary course of our homebuilding business, we are subject to home warranty and construction defect claims. We record warranty and other liabilities for the homes we deliver based primarily on historical experience in our served markets and our judgment of the risks associated with the types of homes we build. As described in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we maintain, and require the majority of our independent subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. In addition, if we discover improper construction practices or the installation of defective materials in our homes, we will pursue recoveries of the related repair and other costs we incur from potentially responsible parties and/or their or our insurers.
Because of the uncertainties inherent to these matters, our various insurance arrangements, recorded warranty and other liabilities and efforts to recover related repair and other costs may not be adequate to address all of our expenditures associated with home warranty and construction defect claims in the future, and any such inadequacies could have an adverse effect on our consolidated financial statements. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly, and, in our case, have relatively high self-insured retentions that limit coverage significantly. Coverage could be further restricted in future periods, increasing our risks and financial exposure to claims, and/or become more costly and to a material degree. Home warranty and construction defect issues may also generate negative publicity in various media outlets that could be detrimental to our reputation and adversely affect our efforts to sell homes.
We can provide no assurance that in 2016 we will not face additional home warranty and construction defect claims and/or incur additional related repair and other costs, or not need to record charges against our earnings to adjust our warranty liability, or experience negative publicity/reputational harm or be successful in obtaining any recoveries of related repair and other costs, and that any of these items — if they occur, or with respect to recoveries of related repair and other costs, fail to occur — could, individually or collectively, have a material and adverse impact on our business and consolidated financial statements.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
As discussed above in the “Competition, Seasonality, Delivery Mix and Other Factors” section in this report, we experience seasonal fluctuations in our quarterly operating results that can have a material impact on our consolidated financial statements. Historically, a significant percentage of our home purchase contracts are entered into in the spring and early summer months, and we deliver a corresponding significant percentage of our homes in the late summer and fall months. As a result, we have experienced uneven quarterly results, with generally fewer homes delivered and lower revenues during the first and second quarters of our fiscal year. Though we expect to experience the traditional seasonality impacts on our results as the present housing recovery progresses, we can provide no assurance as to the degree to which such historical seasonal patterns will occur in 2016 and beyond, if at all.
We may have difficulty in continuing to obtain additional financing and/or may be restricted in accessing external capital, and to the extent we can access external financing, it may increase our costs of capital or result in stockholder dilution.
Our homebuilding operations and our present strategies require significant amounts of cash and/or the availability of external financing. We have historically funded our operations with internally generated cash flows, public equity and debt issuances (including common stock, senior notes and convertible senior notes), land option contracts and other similar contracts and land seller financing, and performance bonds and letters of credit. In addition, we have entered into the Credit Facility and the LOC Facilities in order to support certain aspects of our operations in the ordinary course of our business, including land acquisitions, community development and other strategic growth initiatives. We anticipate that we will need to maintain the Credit Facility and the LOC Facilities in 2016, and, if necessary or desirable, we may seek to expand their capacities or enter into additional such facilities, or other similar facility arrangements with the same or other financial institutions. We may also issue additional senior notes, convertible senior notes or equity. However, we can provide no assurance that we will be able to generate cash flows from our operations or access external financing in 2016 or beyond at favorable terms or at all, or that our stockholders’ equity and ratio of debt to capital will remain at, or further improve from, their respective 2015 year-end levels.
Market conditions in 2016 and beyond may significantly limit our ability to replace or refinance indebtedness, in part due to provisions within our outstanding senior notes that may restrict the amount and nature of debt we may incur in the future and the ratings of our senior notes by the three principal nationally recognized registered credit rating agencies, as discussed further below.

The terms of potential future issuances of indebtedness by us may be more restrictive than the terms governing our current indebtedness, and the issuance, interest and debt service obligations could be higher. A higher interest rate on or more restrictive terms governing our debt could materially and adversely affect our business and consolidated financial statements. In addition, the relatively low market value of our common stock and volatility in the securities markets could impede our access to the equity markets or increase the amount of dilution our stockholders would experience should we seek to raise capital or complete strategic transactions through the issuance of new equity or convertible securities.
While we believe we can meet our forecasted capital requirements from our cash resources, expected future cash flows from our operations, and the external financing sources that we anticipate will be available to us, we can provide no assurance that we will be able to do so, or do so without incurring substantially higher costs or significantly diluting existing stockholders’ equity interests. If conditions in the financial and credit markets continue to be volatile or worsen, whether generally, or for homebuilders or us in particular, it could reduce our ability to implement our strategies, initiatives and actions and profitably grow our business. Current and future federal and state regulations limiting the investment activities of financial institutions could also impact our ability to access the capital markets, to obtain additional external financing and/or maintain or, if necessary or desirable, expand the capacities of the Credit Facility or the LOC Facilities or enter into additional such facilities, or other similar facilities, in each case on acceptable terms or at all. The adverse effects of these conditions could be material to our consolidated financial statements.
We have a substantial amount of indebtedness in relation to our tangible net worth and unrestricted cash balance, which may restrict our ability to meet our operational and strategic goals.
The amount of our debt overall and relative to our total stockholders’ equity and unrestricted cash balance could have important consequences. For example, it could:

•
limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, inventory-related investments, strategic transactions, debt service obligations or other business needs, including, but not limited to, supporting our strategic growth initiatives and operational actions;

•	limit our ability to maintain compliance with the Credit Facility’s financial covenants, or to renew or, if necessary or desirable, expand the capacity of the Credit Facility;

•
limit our ability to renew or, if necessary or desirable, expand the capacity of any letter of credit facilities (including the LOC Facilities), or enter into additional facilities, or other similar facilities, and to obtain performance bonds in the ordinary course of our business;

•	limit our ability to pay dividends on shares of our common stock;

•
require us to dedicate a substantial portion of our cash flows from our operations to the collateralization or payment of our debt service obligations and reduce our ability to use our cash flows for other purposes, including investments in our business and acquisitions;

•	impact our flexibility in planning for, or reacting to, changes in our business;

•
limit our ability to implement our present strategies, particularly our community count expansion initiative, in part due to competition from other homebuilders, developers and investors with greater available liquidity or balance sheet strength;

•	place us at a competitive disadvantage because we have more debt or debt-related restrictions than some of our competitors; and

•	make us more vulnerable in the event of weakness or a downturn in our business or in general economic or housing market conditions.
Our ability to meet our debt service and other obligations necessary to operate our business in the ordinary course will depend on our future performance. As of the date of this report, our next scheduled maturity of senior notes is on September 15, 2017 with respect to $265.0 million in aggregate principal amount of our 9.10% senior notes due 2017 (“9.10% Senior Notes due 2017”).
Our business may not generate sufficient cash flows from our operations, and sufficient external financing at a reasonable cost may not be available to us, to meet our debt service obligations and other obligations necessary to operate our business in the ordinary course, comply with the Credit Facility’s financial covenants, or support our letter of credit facilities (including the LOC Facilities). Further, as described in Note 13. Notes Payable in the Notes to Consolidated Financial Statements in this report, if a change of control were to occur as defined in the instruments governing our senior notes, or if a fundamental change under the terms of our 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”), which includes a change of control, occurs prior to their stated maturity date, we may be required to offer to purchase certain of our senior notes and/or all of the convertible senior notes, plus accrued interest and unpaid interest, if any. In such circumstances, if we are unable to generate sufficient cash flows from our operations, we may, given our unrestricted cash balance, need to refinance and/or restructure with our lenders or other creditors all or a portion of our outstanding debt obligations on or before their maturity, which we may not be able to do on favorable terms or at all, or raise capital through equity or convertible security issuances that could significantly dilute existing stockholders’ interests, and the impact of such circumstances on our liquidity and consolidated financial statements would be material and adverse.
Failure to comply with the covenants and other requirements imposed by the Credit Facility and the instruments governing our indebtedness could restrict future borrowing or cause any outstanding indebtedness to become immediately due and payable.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, leverage, and interest coverage or liquidity. The Credit Facility is also governed by a borrowing base test and includes a limitation on investments in joint ventures and non-guarantor subsidiaries. Among other things, these covenants and other requirements can influence our operating decisions of whether to enter into, or the manner in which we can structure certain transactions, in order to maintain compliance. If we fail to comply with these covenants and other requirements, the participating financial institutions could terminate the Credit Facility, cause borrowings under the Credit Facility, if any, to become immediately due and payable and/or could demand that we compensate them for waiving instances of noncompliance. In addition, a default under the Credit Facility under certain circumstances or a default under any series of our senior notes or convertible senior notes could cause a default with respect to our other series of such notes and result in the acceleration of the maturity of all of our senior and/or convertible senior notes and our inability to borrow under the Credit Facility, as well as incurring penalties and additional fees, all of which would have a material adverse impact on our liquidity and on our consolidated financial statements. Moreover, we may need to curtail our investment activities and other uses of cash to maintain compliance with the covenants and other requirements under the Credit Facility.
The indenture governing our outstanding senior notes and convertible senior notes imposes restrictions on our business operations and activities. Though it does not contain any financial covenants, the indenture contains certain restrictive covenants that, among other things and subject to specified exceptions, limit our ability to incur secured indebtedness, to engage in sale-leaseback transactions involving property or assets above a specified value, and, in the case of six series of our outstanding senior notes and our convertible senior notes, to engage in mergers, consolidations, and sales of assets. Due to financial and credit market conditions, we may in the future need to include additional covenants, obligations or restrictions in our indenture or with respect to a specific issuance of securities or to our currently outstanding securities. If we fail to comply with any of these covenants, obligations or restrictions, the holders of our senior notes or convertible senior notes could cause such debt to become due and payable prior to maturity or could demand that we compensate them for waiving instances of noncompliance, and, if they are successful in doing so, the impact on our liquidity and consolidated financial statements would be material and adverse. In addition, a default under any series of our senior notes or convertible senior notes could cause a default with respect to our other series of such notes and result in the acceleration of the maturity of all such defaulted indebtedness and other debt obligations, as well as penalties and additional fees, which would have a material adverse impact on our liquidity and consolidated financial statements.
Our ability to obtain external financing could be adversely affected by a negative change in our credit rating by a third-party rating agency.
Our access to external financing sources on favorable terms is a key factor in our ability to fund our operations and to grow our business. As of the date of this report, our credit rating by Fitch Ratings is B+, with a stable outlook, our credit rating by Moody’s Investor Services is B2, with a positive outlook, and our credit rating by Standard and Poor’s Financial Services is B, with a stable outlook. Downgrades of our credit rating by any of these principal nationally recognized registered credit rating agencies may make it more difficult and costly for us to access the capital markets and external financing sources, and could have a material adverse effect on our liquidity and consolidated financial statements.
We may not realize our significant deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
At November 30, 2015, we had deferred tax assets, net of deferred tax liabilities, of $820.0 million, against which we had a valuation allowance of $37.8 million. While we have provided a valuation allowance against certain of our net deferred tax assets, the valuation allowance is subject to adjustment as facts and circumstances change. The accounting for deferred income taxes is based upon estimates of our future results. A housing downturn or other adverse circumstances that negatively affect our future taxable income could require us to record a larger valuation allowance against our net deferred tax assets as well as related charges against our earnings. Differences between estimated and actual results could have a material impact on our consolidated financial statements, and the impact may be adverse. Our ability to realize our net deferred tax assets is based on the extent to which we generate future taxable income, and we cannot provide any assurance as to when and to what extent we will generate sufficient future taxable income to realize our net deferred tax assets, whether in whole or in any part.
Changes in tax laws could also affect our actual tax results, the valuation of our net deferred tax assets and our ability to realize our net deferred tax assets. Specifically, a decrease in enacted corporate income tax rates in our major jurisdictions, especially in the federal corporate income tax rate, would decrease the value of our net deferred tax assets and result in a corresponding charge to income tax expense, which could be material, as well as reduce our ability to use our net deferred tax assets.
In addition, notwithstanding the reversal of a substantial portion of our deferred tax asset valuation allowance at November 30, 2014, the benefits of our net deferred tax assets, including our net operating losses (“NOLs”), built-in losses and tax credits, would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). If an ownership change were to occur, Section 382 would impose an annual limit on the amount of NOLs we could use to reduce our taxable income. A number of complex rules apply in calculating this annual limit.
While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred. However, if an ownership change were to occur, the annual limit Section 382 may impose could result in a material amount of our NOLs expiring unused. This would significantly impair the value of our net deferred tax assets and, as a result, have a material negative impact on our consolidated financial statements.
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
In the course of developing our communities, we are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. We may also be required to provide performance bonds and/or letters of credit to secure our performance under various escrow agreements, financial guarantees and other arrangements. Our ability to obtain such bonds or letters of credit and the cost to do so depend on our credit rating, overall market capitalization, available capital, past operational and financial performance, management expertise and other factors, including prevailing surety market conditions, and the underwriting practices and resources of performance bond and/or letter of credit issuers. If we are unable to obtain performance bonds and/or letters of credit when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly in 2016 or beyond, we may not be able to develop or we may be significantly delayed in developing a community or communities, we may be required to post cash collateral, decreasing our unrestricted cash balance, and/or we may incur significant additional expenses. As a result, our business and consolidated financial statements, cash flows and/or liquidity could be materially and adversely affected.
Our ability to attract and retain talent is critical to the success of our business and a failure to do so may materially and adversely affect our performance.
Our officers and employees are an important resource, and we see attracting and retaining a dedicated and talented team to execute our KBnxt operational business model as crucial to our ability to achieve and maintain an advantage over other homebuilders. We face intense competition for qualified personnel, particularly at senior management levels, from other homebuilders, from other companies in the housing and real estate industries, and from companies in various other industries with respect to certain roles or functions. Moreover, the decline in the market value of our common stock has made it difficult for us to attract and retain talent. If we are unable to continue to retain and attract qualified employees, or if we need to significantly increase compensation and benefits to do so (including as a result of complying with health care coverage requirements under the federal Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010), or, alternatively, if we are required or believe it is appropriate to reduce our overhead expenses through significant personnel reductions or adjustments to compensation and benefits, our performance, our ability to achieve our top strategic priorities and maintain a competitive advantage, and our consolidated financial statements could be materially and adversely affected.

Information technology failures and data security breaches could harm our business.
We use information technology, digital telecommunications and other computer resources to carry out important operational and promotional marketing activities and to maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources, including our websites or e-mail system, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources, including our websites or e-mail system, could damage our reputation and cause us to lose customers, orders, deliveries of homes and revenues, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information about our buyers and business partners), impair the effectiveness of our internal control over financial reporting, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. We may not be able to recover these expenses in whole or in any part from our service providers or responsible parties, and/or their or our insurers. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings and cause us reputational harm, could have a material and adverse effect on our business and consolidated financial statements. Depending on its nature, a particular data security breach, penetration or compromise, or a series of breaches, penetrations or compromises, may result in the unauthorized use or loss of our assets or financial resources on a one-time or continuing basis, and such unauthorized use(s) or loss(es), which could be significant, may not be detected for some period of time. In addition, the costs of maintaining adequate protection against data security threats, based on considerations of their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We lease our corporate headquarters in Los Angeles, California. Our homebuilding division offices (except for our San Antonio, Texas office) and our design studios are located in leased space in the markets where we conduct business. We own the premises for our San Antonio office.
We believe that such properties, including the equipment located therein, are suitable and adequate to meet the needs of our businesses.

Item 3.	LEGAL PROCEEDINGS
Our legal proceedings are discussed in Note 16. Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table presents certain information regarding our executive officers as of December 31, 2015:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years (a)	From – To

Jeffrey T. Mezger	60	President and Chief Executive Officer (b)	2006	22
Nicholas S. Franklin	47	Executive Vice President, Strategic Operations	2015	1	Executive Vice President, Next Generation Experience, Walt Disney Parks and Resorts Worldwide, Inc. (an international family entertainment and media enterprise)	2009-2014
Jeff J. Kaminski	54	Executive Vice President and Chief Financial Officer	2010	5
Albert Z. Praw	67	Executive Vice President, Real Estate and Business Development	2011	19 (c)	Chief Executive Officer, Landstone Communities, LLC (a real estate development company)	2006-2011
Brian J. Woram	55	Executive Vice President and General Counsel	2010	5
William R. Hollinger	57	Senior Vice President and Chief Accounting Officer	2007	28
Thomas F. Norton	45	Senior Vice President, Human Resources	2009	7

(a)	All positions described were with us, unless otherwise indicated.

(b)	Mr. Mezger has served as a director since 2006.

(c)	We employed Mr. Praw from 1989-1992 and from 1994-2006. He was elected to his present position in October 2011.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2015, there were 635 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” The following table presents, for the periods indicated, the price ranges of our common stock, and cash dividends declared and paid per share:

	Year Ended November 30, 2015				Year Ended November 30, 2014
	High	Low	Dividends Declared	Dividends Paid	High	Low	Dividends Declared	Dividends Paid
First Quarter	$17.57	$11.76	$.0250	$.0250	$20.78	$16.38	$.0250	$.0250
Second Quarter	16.37	13.21	.0250	.0250	20.72	15.40	.0250	.0250
Third Quarter	17.42	13.50	.0250	.0250	18.98	16.06	.0250	.0250
Fourth Quarter	15.53	12.72	.0250	.0250	18.10	13.75	.0250	.0250
The declaration and payment of cash dividends on shares of our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows from our operations, capital requirements, access to external financing, debt structure and adjustments thereto, covenants and other requirements under the Credit Facility or other of our debt obligations, operational and financial investment strategy and general financial condition, as well as general business conditions.
Information regarding the shares of our common stock that may be issued under our equity compensation plans is provided below in the “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” section in this report.

The following table summarizes our purchases of our own equity securities during the three months ended November 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
September 1-30	—	$—	—	4,000,000
October 1-31	—	—	—	4,000,000
November 1-30	20,104	13.27	—	4,000,000
Total	20,104	$13.27	—
As of November 30, 2015, we were authorized to repurchase 4,000,000 shares of our common stock under a share repurchase program approved by our board of directors in December 2005. We did not repurchase any shares of our common stock under this program in the year ended November 30, 2015. The shares purchased during the three months ended November 30, 2015 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards as well as shares forfeited by individuals upon their termination of employment. These transactions are not considered repurchases under the share repurchase program.
As discussed in Note 24. Subsequent Event in the Notes to Consolidated Financial Statements in this report, on January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 4,000,000 shares that remained under the prior board-approved share repurchase program.

Stock Performance Graph
The following graph compares the five-year cumulative total return of KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index for the periods ended November 30:

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index and
Dow Jones US Home Construction Index

	2010	2011	2012	2013	2014	2015
KB Home	$100	$67	$132	$162	$164	$132
S&P 500 Index	100	108	125	163	191	196
Dow Jones US Home Construction Index	100	108	190	198	238	270
The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. The closing price of KB Home common stock on the New York Stock Exchange was $14.09 per share on November 30, 2015 and $17.57 per share on November 30, 2014. The performance of our common stock as presented above reflects past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2010 in KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index, including reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA
The data in this table should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections in this report.
KB HOME
SELECTED FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenues:
Homebuilding	$3,020,987	$2,389,643	$2,084,978	$1,548,432	$1,305,562
Financial services	11,043	11,306	12,152	11,683	10,304
Total	$3,032,030	$2,400,949	$2,097,130	$1,560,115	$1,315,866
Operating income (loss):
Homebuilding	$138,621	$115,969	$92,084	$(20,256)	$(103,074)
Financial services	7,332	7,860	9,110	8,692	6,792
Total	$145,953	$123,829	$101,194	$(11,564)	$(96,282)
Pretax income (loss)	$127,043	$94,949	$38,363	$(79,053)	$(181,168)
Net income (loss) (a)	$84,643	$918,349	$39,963	$(58,953)	$(178,768)
Earnings (loss) per share:
Basic	$.92	$10.26	$.48	$(.76)	$(2.32)
Diluted	$.85	$9.25	$.46	$(.76)	$(2.32)
Cash dividends declared per common share	$.1000	$.1000	$.1000	$.1375	$.2500
Balance Sheet Data:
Assets:
Homebuilding	$5,001,343	$4,747,064	$3,183,595	$2,557,243	$2,480,369
Financial services	14,028	10,486	10,040	4,455	32,173
Total	$5,015,371	$4,757,550	$3,193,635	$2,561,698	$2,512,542
Notes payable	$2,625,536	$2,576,525	$2,150,498	$1,722,815	$1,583,571
Stockholders’ equity	$1,690,834	$1,595,910	$536,086	$376,806	$442,657
Homebuilding Data:
Net orders	9,253	7,567	7,125	6,703	6,632
Unit backlog	3,966	2,909	2,557	2,577	2,156
Homes delivered	8,196	7,215	7,145	6,282	5,812

(a)	Net income for the year ended November 30, 2014 included the impact of an $825.2 million deferred tax asset valuation allowance reversal in the 2014 fourth quarter.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Overview. Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Revenues:
Homebuilding	$3,020,987	$2,389,643	$2,084,978	26%	15%
Financial services	11,043	11,306	12,152	(2)	(7)
Total	$3,032,030	$2,400,949	$2,097,130	26%	14%
Pretax income:
Homebuilding	$115,419	$86,403	$28,179	34%	207%
Financial services	11,624	8,546	10,184	36	(16)
Total pretax income	127,043	94,949	38,363	34	148%
Income tax benefit (expense)	(42,400)	823,400	1,600	(a)	(a)
Net income	$84,643	$918,349	$39,963	(91)%	(a)
Earnings per share:
Basic	$.92	$10.26	$.48	(91)%	(a)
Diluted	$.85	$9.25	$.46	(91)%	(a)
(a)    Percentage not meaningful.
In 2015, we produced strong operational and financial results largely through our focused execution on four primary strategic priorities — grow our community count; enhance the profitability of each home delivered; generate higher revenues; and improve our asset efficiency and return on invested capital. Our 2015 performance also reflected generally favorable conditions in most of our served markets, with healthy supply and demand dynamics fueled by steady employment and economic gains over the course of the year. Among our achievements, compared to 2014, we increased homes delivered by 14%, total revenues by 26%, and pretax income by 34%. We accomplished these results notwithstanding external headwinds in the fourth quarter, including inclement weather conditions and trade shortages in certain markets, that tempered home deliveries and revenues, and despite higher land, land development and construction costs during the year that, along with an increase in the amortization of previously capitalized interest, contributed to a 180 basis point year-over-year decrease in our full-year housing gross profit margin.
During the year, through our investments in land and land development, we made additional progress in expanding our community count and positioning our communities in attractive locations to sustain the upward momentum of our business in 2015 and beyond. Our average community count in 2015 rose 22% on a year-over-year basis, which helped drive measurable increases in our net orders, net order value and backlog levels. Our 2015 ending community count of 247 was 9% higher than our 2014 year-end number.
With our expanded year-end community count and our current plans for new investments in land and land development; the year-over-year increases in the number of homes in our backlog and corresponding backlog value at November 30, 2015, each of which reached their highest year-end levels since 2007; and our expectation of positive housing market conditions in the coming year, we believe we are well-positioned for further growth in 2016, including in homes delivered and revenues.
The following table provides a summary of the current-year and potential future productivity of our operating platform in terms of our net orders, net order value, cancellation rate, ending backlog, and community count for the years ended November 30, 2015 and 2014 (dollars in thousands):

	Years Ended November 30,
	2015	2014
Net orders	9,253	7,567
Net order value (a)	$3,255,170	$2,579,951
Cancellation rate (b)	27%	31%
Ending backlog — homes	3,966	2,909
Ending backlog — value	$1,281,478	$914,025
Ending community count	247	227
Average community count	244	200

(a)
Net order value represents the potential future housing revenues associated with net orders generated during the period as well as homebuyer spending on design studio options and upgrades for homes in backlog during the same period.

(b)	The cancellation rates represent the total number of contracts for new homes canceled during a period divided by the total (gross) orders for new homes generated during the same period.
Net Orders. In 2015, net orders from our homebuilding operations increased 22% from 2014, largely due to the year-over-year growth in our average community count. The combination of higher net orders and a higher overall average selling price resulted in the value of our 2015 net orders increasing 26% from 2014. Our cancellation rate also improved on a year-over-year basis in 2015.
Backlog. The number of homes in our backlog at November 30, 2015 rose 36% from the previous year, largely due to the year-over-year increase in our net orders in 2015. The potential future housing revenues in our backlog at November 30, 2015 grew 40% from the prior year, reflecting the larger number of homes in our backlog and the higher average selling price of those homes. Substantially all of the homes in our backlog at November 30, 2015 are expected to be delivered during the year ending November 30, 2016.
Community Count. The year-over-year growth in our overall average and ending community counts was primarily due to the strong inventory pipeline we have strategically built over the past few years through substantial investment in land and land development and by increasing the proportion of those investments dedicated to land development. While we moderated our overall investment level in 2015 to $967.2 million from $1.47 billion in 2014, approximately 68% of our total investment in the current year related to land development, compared to approximately 46% in the previous year, reflecting our emphasis in 2015 on converting our owned land into new communities open for sales to promote growth in our net orders, backlog, homes delivered and revenues.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2015	2014	2013
Revenues:
Housing	$2,908,236	$2,369,633	$2,084,103
Land	112,751	20,010	875
Total	3,020,987	2,389,643	2,084,978
Costs and expenses:
Construction and land costs
Housing	(2,433,683)	(1,940,100)	(1,736,320)
Land	(105,685)	(45,551)	(766)
Total	(2,539,368)	(1,985,651)	(1,737,086)
Selling, general and administrative expenses	(342,998)	(288,023)	(255,808)
Total	(2,882,366)	(2,273,674)	(1,992,894)
Operating income	$138,621	$115,969	$92,084
Homes delivered	8,196	7,215	7,145
Average selling price	$354,800	$328,400	$291,700
Housing gross profit margin as a percentage of housing revenues	16.3%	18.1%	16.7%
Adjusted housing gross profit margin as a percentage of housing revenues	21.0%	22.5%	22.6%
Selling, general and administrative expenses as a percentage of housing revenues	11.8%	12.2%	12.3%
Operating income as a percentage of homebuilding revenues	4.6%	4.9%	4.4%
The following tables present homes delivered, net orders, cancellation rates, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Years Ended November 30,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2015	2014	2015	2014	2015	2014
West Coast	2,258	1,913	2,403	2,086	21%	21%
Southwest	1,311	736	1,592	872	22	25
Central	3,183	3,098	3,536	3,239	33	37
Southeast	1,444	1,468	1,722	1,370	26	34
Total	8,196	7,215	9,253	7,567	27%	31%

	Years Ended November 30,
	Net Order Value			Average Community Count
Segment	2015	2014	Variance	2015	2014	Variance
West Coast	$1,378,644	$1,217,590	13%	53	43	23%
Southwest	455,918	230,632	98	37	21	76
Central	943,568	755,684	25	93	84	11
Southeast	477,040	376,045	27	61	52	17
Total	$3,255,170	$2,579,951	26%	244	200	22%

	November 30,
	Backlog – Homes			Backlog – Value
Segment	2015	2014	Variance	2015	2014	Variance
West Coast	738	593	24%	$407,972	$355,651	15%
Southwest	605	324	87	167,425	82,140	104
Central	1,842	1,489	24	494,836	334,007	48
Southeast	781	503	55	211,245	142,227	49
Total	3,966	2,909	36%	$1,281,478	$914,025	40%
Revenues. Homebuilding revenues totaled $3.02 billion in 2015, up 26% from 2014, which had increased 15% from 2013. The year-over-year increases in our homebuilding revenues in 2015 and 2014 reflected growth in our housing and land sale revenues in each of those years.
Housing revenues in 2015 grew 23% from the previous year, reflecting a 14% increase in the number of homes delivered and an 8% increase in the overall average selling price of those homes. In 2014, housing revenues rose 14% from 2013 due to a 1% increase in the number of homes delivered and a 13% increase in the overall average selling price. We delivered a total of 8,196 homes in 2015, up from 7,215 homes delivered in 2014. This increase primarily reflected the 14% higher backlog we had at the beginning of 2015 as compared to the previous year and the 22% increase in our net orders during the year. In 2014, the number of homes delivered rose from 7,145 in 2013 mainly as a result of 6% growth in our net orders during the year. The overall average selling price of homes delivered advanced to $354,800 in 2015 from $328,400 in 2014, which had increased from $291,700 in 2013.
The overall average selling price of homes delivered increased on a year-over-year basis in both 2015 and 2014 as a result of our continued strategic focus on positioning our new home communities in attractive, land-constrained locations featuring higher-income homebuyers who prefer larger homes and prefer to include more lot and product premiums and design options and upgrades with the construction of their homes; higher median home selling prices; our actions to balance home selling prices and sales pace to optimize revenues and profits; and generally favorable market conditions.
Our land sale revenues totaled $112.8 million in 2015, $20.0 million in 2014 and $.9 million in 2013. The substantial increase in land sale revenues in 2015 reflected activity in each of our four homebuilding reporting segments as part of an ongoing focus on improving our asset efficiency by executing on targeted opportunities to monetize certain land positions. The land sales in 2015 were mainly comprised of the sale of a large land parcel in northern California and sales of certain land previously held for future development. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of land at reasonable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income increased 20% to $138.6 million in 2015 compared to $116.0 million in 2014, which had increased 26% from $92.1 million in 2013. Our homebuilding operating income as a percentage of homebuilding revenues was 4.6% in 2015, 4.9% in 2014 and 4.4% in 2013. The year-over-year growth in our homebuilding operating income for 2015 reflected higher housing gross profits and improved land sale results that were partly offset by higher selling, general and administrative expenses. In 2014, the increase in our homebuilding operating income from the previous year was primarily due to higher housing gross profits that were partially offset by higher selling, general and administrative expenses and land sale losses.

In 2015, our housing gross profits increased by $45.0 million, or 10%, from $429.5 million in 2014 due to the higher volume of homes delivered, partly offset by a lower housing gross profit margin. Housing gross profits for 2015 included $9.6 million of inventory impairment and land option contract abandonment charges. In 2014, our housing gross profits increased by $81.7 million, or 24%, from $347.8 million in the previous year due to the higher volume of homes delivered and a higher housing gross profit margin. Housing gross profits for 2014 included $12.8 million of inventory impairment and land option contract abandonment charges. In 2013, housing gross profits included a net warranty charge of $32.0 million for water intrusion-related repairs of homes at certain of our communities in central and southwest Florida, as discussed in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, and $3.6 million of inventory impairment and land option contract abandonment charges.
Our housing gross profit margin decreased 180 basis points to 16.3% in 2015 from 18.1% in the previous year, primarily due to higher land, land development and construction costs (approximately 210 basis points) and an increase in the amortization of previously capitalized interest (approximately 60 basis points). The impact of these items was partly offset by a decrease in inventory-related charges (approximately 30 basis points) and improved operating leverage as a result of our higher volume of homes delivered and revenues compared to 2014 (approximately 60 basis points). Our 2014 housing gross profit margin improved by 140 basis points as compared to 16.7% in 2013, reflecting decreases in warranty-related charges (approximately 150 basis points), land, land development and construction costs (approximately 50 basis points), and the amortization of previously capitalized interest (approximately 40 basis points). The impact of these items was partly offset by an increase in start-up field overhead costs associated with new community openings (approximately 40 basis points), higher inventory-related charges (approximately 40 basis points), and other items (approximately 20 basis points). Sales incentives did not have a significant impact on our year-over-year housing gross profit margin comparisons in 2015 or 2014.
Excluding the amortization of previously capitalized interest associated with housing operations of $126.8 million, $90.8 million and $87.4 million in 2015, 2014 and 2013, respectively, and the above-mentioned inventory-related and warranty-related charges in the applicable periods, our adjusted housing gross profit margin decreased 150 basis points to 21.0% in 2015 from 22.5% in 2014, which had decreased slightly from 22.6% in 2013.
Our land sales generated profits of $7.1 million in 2015, losses of $25.5 million in 2014 and profits of $.1 million in 2013. The land sale results in 2014 included inventory impairment charges of $26.6 million related to then-planned land sales, all of which had closed as of November 30, 2015.
As discussed in Note 7. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, we recognized total inventory impairment charges of $8.0 million in 2015, $37.6 million in 2014 and $.4 million in 2013, and land option contract abandonment charges of $1.6 million in 2015, $1.8 million in 2014 and $3.2 million in 2013.
Selling, general and administrative expenses totaled $343.0 million in 2015, up from $288.0 million in 2014, which had increased from $255.8 million in 2013. The year-over-year increases in selling, general and administrative expenses in 2015 and 2014 mainly reflected higher variable expenses associated with the increases in both homes delivered and revenues. Also contributing to the year-over-year increase in 2015 were higher staffing levels and new community and related operating platform investments to support both our community count expansion strategy and anticipated growth in homes delivered, the acceleration of compensation expense associated with stock options due to certain recipients meeting retirement provisions, and legal settlements. In 2013, selling, general and administrative expenses were favorably impacted by the reversal of a previously established accrual of $8.2 million due to a court decision. As a percentage of housing revenues, selling, general and administrative expenses were 11.8% in 2015, 12.2% in 2014 and 12.3% in 2013. The percentages improved on a year-over-year basis in both 2015 and 2014 primarily due to the increase in our housing revenues in each of those years and our ongoing focus on containing our overhead costs to the extent possible.
Interest Income. Interest income, which is generated from short-term investments, totaled $.5 million in 2015, $.4 million in 2014 and $.8 million in 2013. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, decreased to $21.9 million in 2015 compared to $30.8 million in 2014, which had decreased from $62.7 million in 2013. The year-over-year decrease in each of the years ended November 30, 2015 and 2014 reflected an increase in interest incurred, stemming from our higher average debt level, that was more than offset by an increase in the amount of interest capitalized due to a higher amount of inventory qualifying for interest capitalization. Also contributing to the year-over-year decrease in 2014 was the inclusion of a $10.4 million loss on the early extinguishment of debt in 2013 as a result of our retiring certain of our senior notes that were scheduled to mature in 2014 and 2015. The increase in the amount of inventory qualifying for capitalization during 2015 and 2014 was primarily due to our substantial investments in land and land development during those years, as well as the activation of land previously held for future development.
Interest incurred rose 9% to $186.9 million in 2015 from $171.5 million in 2014, which rose 15% from $149.1 million in 2013, due to our higher average debt outstanding in 2015 and 2014, respectively. We capitalized $165.0 million, $140.8 million and $86.4 million of the interest incurred in 2015, 2014 and 2013, respectively. The percentage of interest capitalized was 88% in 2015, 82% in 2014 and 62% in 2013. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization.
Interest amortized to construction and land costs totaled $143.3 million in 2015, $90.8 million in 2014 and $87.4 million in 2013. The year-over-year increases in interest amortized in 2015 and 2014 reflected increases in the number of homes delivered and higher construction and land costs attributable to those homes. Additionally, interest amortized in 2015 included $16.4 million of amortization of previously capitalized interest related to land sales that occurred during the year. Further information regarding our interest capitalized to inventories and interest amortized to construction and land costs is provided in Note 6. Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $1.8 million in 2015 and $2.0 million in 2013, and our equity in income of unconsolidated joint ventures was $.7 million in 2014. In 2014, our equity in income of unconsolidated joint ventures included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in Maryland. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Years Ended November 30,
	2015	2014	2013
Housing revenues	$2,908,236	$2,369,633	$2,084,103
Housing construction and land costs	(2,433,683)	(1,940,100)	(1,736,320)
Housing gross profits	474,553	429,533	347,783
Add: Amortization of previously capitalized interest (a)	126,817	90,804	87,414
Inventory-related charges (b)	9,591	12,788	3,581
Warranty-related charges	—	—	31,959
Adjusted housing gross profits	$610,961	$533,125	$470,737
Housing gross profit margin as a percentage of housing revenues	16.3%	18.1%	16.7%
Adjusted housing gross profit margin as a percentage of housing revenues	21.0%	22.5%	22.6%

(a)	Represents the amortization of previously capitalized interest associated with housing operations.

(b)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.
Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding (1) amortization of previously capitalized interest associated with housing operations, (2) housing inventory impairment and land option contract abandonment charges and (3) warranty-related charges (as applicable) recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profits we generated specifically on the homes delivered during a given period. This non-GAAP financial measure isolates the impact that the amortization of previously capitalized interest associated with housing operations, housing inventory impairment and land option contract abandonment charges, and warranty-related charges have on housing gross profit margins, and allows investors to make comparisons with our competitors that adjust housing gross profit margins in a similar manner. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of amortization of previously capitalized interest associated with housing operations, housing inventory impairment and land option contract abandonment charges, and warranty-related charges. This financial measure assists us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	November 30,
	2015	2014
Notes payable	$2,625,536	$2,576,525
Stockholders’ equity	1,690,834	1,595,910
Total capital	$4,316,370	$4,172,435
Ratio of debt to capital	60.8%	61.8%

Notes payable	$2,625,536	$2,576,525
Less: Cash and cash equivalents and restricted cash	(568,386)	(383,601)
Net debt	2,057,150	2,192,924
Stockholders’ equity	1,690,834	1,595,910
Total capital	$3,747,984	$3,788,834
Ratio of net debt to capital	54.9%	57.9%
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
HOMEBUILDING REPORTING SEGMENTS
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2015	2014	2013	2015 vs 2014		2014 vs 2013
Revenues	$1,402,264	$1,089,857	$1,020,218	29%		7%
Construction and land costs	(1,179,222)	(889,345)	(811,921)	(33)		(10)
Selling, general and administrative expenses	(84,875)	(69,774)	(62,357)	(22)		(12)
Operating income	138,167	130,738	145,940	6		(10)
Other expense, net	(10,221)	(14,413)	(27,676)	29		48
Pretax income	$127,946	$116,325	$118,264	10%		(2	) %

Homes delivered	2,258	1,913	2,179	18%		(12	) %
Average selling price	$587,000	$569,700	$467,800	3%		22%
Housing gross profit margin	16.4%	20.5%	20.4%	(410	)bps	10	bps
This segment’s revenues in 2015 and 2013 were comprised of revenues from both housing operations and land sales. In 2014, this segment’s revenues were generated entirely from housing operations. Housing revenues of $1.33 billion in 2015 rose 22% from $1.09 billion in 2014 due to increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered in 2015 occurred mostly in our coastal submarkets and reflected a higher number of homes in backlog at the beginning of 2015 as compared to the year-earlier period. The average selling price for 2015 rose from the previous year due to the combination of a greater proportion of homes delivered from higher-priced communities located in coastal submarkets, a shift in product mix, and generally rising home prices. In 2014, housing revenues increased 7% from 2013 due to an increase in the average selling price that was partially offset by a decrease in the number of homes delivered. The year-over-year decrease in homes delivered was largely due to this segment having 39% fewer homes in backlog at the beginning of 2014 as compared to 2013, partly offset by the impact of a 9% increase in net orders in 2014. The average selling price for 2014 rose from 2013 due to the combination of a greater proportion of homes delivered from higher-priced communities located in coastal submarkets within this segment, particularly those in northern California, a shift in product mix to larger home sizes, an increase in design studio option and upgrade revenues per home, and generally rising home prices. This segment generated land sale revenues of $76.8 million in 2015, primarily reflecting sales of a large parcel in northern California and a parcel located in an inland southern California submarket. There were no land sale revenues from this segment in 2014, and $.9 million of revenues from land sales in 2013.
In 2015, pretax income from this segment increased by $11.6 million from 2014, reflecting improved land sale results and a decrease in other expense, net, partly offset by an increase in selling, general and administrative expenses and a decrease in housing gross profits. The housing gross profit margin declined to 16.4% in 2015 from 20.5% in 2014, mainly due to higher construction and land costs, a shift in product and geographic mix, including the close-out of certain higher margin communities in the latter part of 2014, and increased pricing pressures in some markets, partly offset by increased operating leverage as a result of the higher home delivery volume and corresponding revenues. Inventory impairment and land option contract abandonment charges impacting the segment’s housing gross profit margin totaled $1.0 million in 2015 and $4.6 million in 2014. In 2015, land sales produced profits of $6.2 million, compared to losses of $23.2 million in 2014 that reflected an inventory impairment charge related to the then-planned sale of the inland southern California land parcel noted above, and as further described in Note 7. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report. Selling, general and administrative expenses for 2015 rose from 2014 primarily due to increased variable expenses associated with the increase in both the number of homes delivered and housing revenues, and higher staffing levels to support delivery growth. Other expense, net for 2015 declined from the previous year, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.
In 2014, pretax income from this segment decreased by $1.9 million from the prior year, mainly due to the above-mentioned $23.2 million land impairment charge. The year-over-year decrease in pretax income also reflected an increase in selling, general and administrative expenses, that was partly offset by higher housing gross profits and a decrease in other expense, net. The housing gross profit margin increased slightly in 2014 from 2013. The housing gross profit margin in 2014 was tempered by higher direct construction costs and an increased use of sales incentives and price reductions on completed homes in the fourth quarter as compared to the prior year. The 2013 housing gross profit margin reflected land option contract abandonment charges totaling $3.2 million. Selling, general and administrative expenses for 2014 rose $7.4 million from 2013 largely due to increased costs associated with the higher number of new community openings in 2014. Other expense, net for 2014 declined from the previous year due to lower interest expense as a result of an increase in the amount of interest capitalized.

Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2015	2014	2013	2015 vs 2014		2014 vs 2013
Revenues	$398,242	$199,504	$175,252	100%		14%
Construction and land costs	(329,203)	(162,560)	(135,024)	(103)		(20)
Selling, general and administrative expenses	(31,228)	(22,069)	(17,439)	(42)		(27)
Operating income	37,811	14,875	22,789	154		(35)
Other expense, net	(6,093)	(8,860)	(19,886)	31		55
Pretax income	$31,718	$6,015	$2,903	427%		107%

Homes delivered	1,311	736	738	78%		—%
Average selling price	$284,600	$271,100	$237,500	5%		14%
Housing gross profit margin	18.4%	18.5%	23.0%	(10	)bps	(450	)bps
In 2015, this segment’s revenues were comprised of revenues from both housing operations and land sales, while revenues in 2014 and 2013 were generated entirely from housing operations. Housing revenues of $373.1 million in 2015 grew 87% from 2014, largely driven by increases in the number of homes delivered from both our Arizona and Nevada operations as we delivered homes from more communities in those markets. In addition, the average selling price of the homes delivered increased from the previous year, primarily due to a shift in the community and product mix of homes delivered. Housing revenues for 2014 rose 14% from 2013 due to a 14% increase in the average selling price, with the number of homes delivered essentially flat year over year. The average selling price for 2014 increased from the year-earlier period due to a shift in community and product mix of homes delivered to higher-priced communities and larger homes within our Arizona operations, and generally rising home prices. This segment’s revenues for 2015 included revenues of $25.2 million associated with land sales in Nevada.
In 2015, pretax income from this segment rose $25.7 million from the previous year as the impact of an increase in housing gross profits and a decrease in other expense, net, was partly offset by an increase in selling, general and administrative expenses. Housing gross profits increased in 2015 primarily due to the higher volume of homes delivered as the housing gross profit margin was nearly even with 2014. In 2015, housing gross profits included $3.3 million of inventory impairment charges, while housing gross profits in 2014 included $6.4 million of such charges. Sales incentives as a percentage of housing revenues in 2015 were slightly lower on a year-over-year basis. The land sale activity in 2015 generated gross profits of $.3 million. Selling, general and administrative expenses rose in 2015 from 2014, primarily due to the increase in both the number of homes delivered and housing revenues, and higher community opening-related expenses in connection with our operating platform expansion strategy. Other expense, net in 2015 decreased from the year-earlier quarter due to lower interest expense as a result of an increase in the amount of interest capitalized.
This segment’s pretax income improved by $3.1 million in 2014 compared to 2013 mainly due to a decrease in other expense, net that was partly offset by a decline in housing gross profits and an increase in selling, general and administrative expenses. This segment’s housing gross profit margin decreased to 18.5% in 2014 from 23.0% in 2013, reflecting the inventory impairment charges in 2014, compared to no such charges in the previous year, as well as a change in the mix of homes delivered. Selling, general and administrative expenses increased from the previous year mainly due to a higher number of new community openings in 2014 as compared to 2013. Other expense, net decreased from the previous year due to lower interest expense as a result of an increase in the amount of interest capitalized.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2015	2014	2013	2015 vs 2014		2014 vs 2013
Revenues	$809,738	$698,429	$565,120	16%		24%
Construction and land costs	(657,316)	(578,711)	(474,220)	(14)		(22)
Selling, general and administrative expenses	(82,400)	(72,742)	(62,928)	(13)		(16)
Operating income	70,022	46,976	27,972	49		68
Other income (expense), net	937	238	(5,697)	294		(a)
Pretax income	$70,959	$47,214	$22,275	50%		112%

Homes delivered	3,183	3,098	2,841	3%		9%
Average selling price	$252,200	$223,800	$198,900	13%		13%
Housing gross profit margin	19.0%	17.2%	16.1%	180	bps	110	bps

(a)	Percentage not meaningful.
This segment’s revenues in 2015 and 2014 were comprised of revenues from both housing operations and land sales. In 2013, this segment’s revenues were generated entirely from housing operations. Housing revenues in 2015 rose 16% to $802.6 million from $693.3 million in the previous year due to increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered for 2015 primarily reflected an increase in our Colorado operations as a result of a higher number of communities delivering homes. The increase in the average selling price from 2014 was mainly due to a greater proportion of homes delivered from higher-priced communities and generally rising home prices. Housing revenues in 2014 rose 23% compared to 2013, reflecting increases in both the number of homes delivered and the average selling price of those homes. The increase in homes delivered principally reflected a 16% higher backlog level at the beginning of 2014 compared to the previous year and a 7% increase in net orders. The year-over-year growth in homes delivered in this segment for 2014 was attributable to both our Texas and Colorado operations. The average selling price for 2014 rose from the prior year primarily due to a greater proportion of homes delivered from higher-priced communities, a change in product mix to larger homes, and generally rising home prices. This segment’s land sale revenues totaled $7.1 million in 2015 and $5.2 million in 2014.
The pretax income generated by this segment in 2015 improved by $23.7 million from 2014, reflecting higher housing gross profits and an increase in other income, net, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 19.0% from 17.2% for 2014, mainly due to an increased proportion of homes delivered from higher margin communities, and improved operating leverage. Housing gross profits included $.2 million of land option contract abandonment charges in 2015, compared to $1.0 million of such charges included in 2014. Land sale activity in 2015 generated nominal profits. The year-over-year increase in selling, general and administrative expenses for 2015 was primarily due to higher variable expenses associated with the increase in housing revenues. Other income, net increased from 2014 due to lower interest expense as a result of an increase in the amount of interest capitalized.
In 2014, the pretax income from this segment improved by $24.9 million from the previous year, reflecting higher housing gross profits and a change in other income, net that were partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased to 17.2% in 2014 from 16.1% in 2013 due to an increased proportion of homes delivered from higher-margin communities, partly offset by higher direct construction costs. The housing gross profit margin expanded year over year despite the inclusion of land option contract abandonment charges in 2014. In 2014, this segment also produced gross profits of $.2 million from land sales. The year-over-year increase in selling, general and administrative expenses in 2014 was primarily due to higher variable expenses associated with the increase in both the number of homes delivered and housing revenues. This segment generated other income, net in 2014, compared to other expense, net in 2013, mainly due to a decrease in interest expense that reflected an increase in the amount of interest capitalized.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2015	2014	2013	2015 vs 2014		2014 vs 2013
Revenues	$410,743	$401,853	$324,388	2%		24%
Construction and land costs	(367,668)	(351,634)	(312,733)	(5)		(12)
Selling, general and administrative expenses	(57,552)	(54,412)	(44,699)	(6)		(22)
Operating income (loss)	(14,477)	(4,193)	(33,044)	(245)		87
Other expense, net	(8,281)	(6,965)	(12,948)	(19)		46
Pretax loss	$(22,758)	$(11,158)	$(45,992)	(104	) %	76%

Homes delivered	1,444	1,468	1,387	(2	) %	6%
Average selling price	$281,900	$263,600	$233,900	7%		13%
Housing gross profit margin	10.4%	13.6%	3.6%	(320	)bps	(a)

(a)	Percentage not meaningful.
This segment’s revenues in 2015 and 2014 were comprised of revenues from both housing operations and land sales. In 2013, this segment’s revenues were generated solely from housing operations. Housing revenues of $407.1 million in 2015 grew 5% from $387.0 million in 2014 due to an increase in the average selling price, as the number of homes delivered remained nearly flat with the year-earlier period. The year-over-year increase in the average selling price for 2015 was primarily due to a greater proportion of homes delivered from higher-priced communities, a change in product mix and generally rising home prices. In 2014, housing revenues grew 19% from the prior year, driven by increases in both the number of homes delivered and the average selling price of those homes. The increase in homes delivered reflected a 7% higher backlog at the beginning of 2014 compared to the previous year. Most of the year-over-year growth in homes delivered was generated from our Florida operations. The year-over-year increase in the average selling price in 2014 was primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix to larger home sizes, and generally rising home prices. This segment generated land sale revenues of $3.6 million in 2015 and $14.8 million in 2014.
The pretax loss from this segment in 2015 increased by $11.6 million from 2014 as a result of a decrease in housing gross profits and increases in both selling, general and administrative expenses and other expense, net. These impacts were partly offset by a year-over-year improvement in land sale results. The housing gross profit margin declined to 10.4% in 2015, compared to 13.6% in 2014, primarily due to the combined impact of higher land and construction costs, lower margins on homes delivered from recently activated communities that were previously held for future development, $5.1 million of inventory impairment and land option contract abandonment charges, and unfavorable warranty adjustments recognized in the current year. In addition, sales incentives as a percentage of housing revenues in 2015 were slightly higher on a year-over-year basis. In 2014, inventory impairment and land option contract abandonment charges impacting this segment’s housing gross profit margin totaled $.8 million. Land sale profits were $.6 million in 2015, compared to land sale losses of $2.6 million in 2014, which included an inventory impairment charge of $3.4 million related to a then-planned land sale of our last remaining land parcel in Atlanta, Georgia, as further described in Note 7. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report. Selling, general and administrative expenses rose from 2014, primarily due to increased variable expenses associated with the increase in housing revenues, higher overhead costs to support new community openings, and an increase in the accrual for the estimated minimum probable loss with respect to a Florida legal inquiry that is further discussed in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. Other expense, net for 2015 reflected a decrease in interest expense that resulted from an increase in the amount of interest capitalized. Nonetheless, other expense, net for 2015 increased compared to the previous year due to the inclusion of a $3.2 million gain on the sale of our interest in an unconsolidated joint venture in 2014.
The pretax results from this segment for 2014 improved by $34.8 million from 2013, reflecting an increase in housing gross profits and a decrease in other expense, net that were partially offset by higher selling, general and administrative expenses and the above-mentioned $3.4 million inventory impairment charge. This segment’s housing gross profit margin expanded to 13.6% in 2014 from 3.6% in 2013, largely due to a net warranty charge of $32.0 million associated with water intrusion-related repairs at certain of our communities in central and southwest Florida in 2013 that is further discussed in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. The housing gross profit margin expanded year over year despite the inclusion of inventory-related charges in 2014. In 2013, inventory impairment charges impacting the segment’s housing gross profit margin totaled $.4 million. Other expense, net for 2014 decreased from 2013 due to lower interest expense as a result of an increase in the amount of interest capitalized, and the gain on the sale of our interest in an unconsolidated joint venture in 2014.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Years Ended November 30,
	2015	2014	2013
Revenues	$11,043	$11,306	$12,152
Expenses	(3,711)	(3,446)	(3,042)
Equity in income of unconsolidated joint venture	4,292	686	1,074
Pretax income	$11,624	$8,546	$10,184

Total originations (a):
Loans	4,460	1,501	—
Principal	$1,132,479	$374,263	$—
Percentage of homebuyers using HCM	61%	64%	—%
Average FICO score	718	716	—

Loans sold (a):
Loans sold to Nationstar	4,168	1,035	—
Principal	$1,055,551	$252,583	$—
Loans sold to other third parties	176	—	—
Principal	$32,521	$—	$—

Mortgage loan origination mix (a):
Conventional/non-conventional loans	45%	52%	—%
FHA loans	37	26	—
Other government loans	18	22	—

Loan type (a):
Fixed	98%	91%	—%
ARM	2	9	—
(a)    Loan originations and sales occurred within HCM, which began operations on July 21, 2014.
Revenues. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. These operations also earned marketing services fees, pursuant to a marketing services agreement with a preferred lender, until July 21, 2014. The year-over-year decrease in our financial services revenues in 2015 reflected the absence of marketing services revenues, which was largely offset by an increase in insurance commissions and title services revenues. In 2014, the year-over-year decrease in our financial services revenues was mainly due to a decline in marketing services fees and insurance commissions, partly offset by an increase in title services revenues. In 2014 and 2013, marketing services fees totaled $1.1 million and $1.8 million, respectively, and represented the fair value of the services we provided in connection with the marketing services agreement.
Expenses. General and administrative expenses totaled $3.7 million in 2015, $3.4 million in 2014 and $3.0 million in 2013.
Equity in Income of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $4.3 million in 2015, $.7 million in 2014 and $1.1 million in 2013. The equity in income of unconsolidated joint ventures for 2015 and 2014 was primarily comprised of income from HCM. The amount for 2013 included a gain of $1.1 million recognized in connection with the wind down of the business operations of a former mortgage banking joint venture that ceased offering mortgage banking services in 2011.
Based on the number of homes delivered in 2015, approximately 61% of our homebuyers who obtained mortgage financing used HCM to finance the purchase of their home, compared to approximately 62% that used HCM or Nationstar in 2014 and 59% that used Nationstar in 2013. We expect to see increases in future periods if and as a greater percentage of our homebuyers obtain mortgage financing from HCM.
INCOME TAXES
We recognized income tax expense of $42.4 million in 2015, and income tax benefits of $823.4 million in 2014 and $1.6 million in 2013. Our income tax expense for 2015 reflected the favorable net impact of $5.6 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective tax rate of 33.4%. The income tax benefit in 2014 was primarily due to the reversal of a substantial portion of our deferred tax asset valuation allowance at November 30, 2014. In 2013, the income tax benefit reflected the resolution of a state tax audit, which resulted in a refund receivable of $1.4 million, as well as the recognition of unrecognized tax benefits of $1.0 million, partly offset by the state tax liability of $.8 million. Due to the effects of our deferred tax asset valuation allowances and changes in our unrecognized tax benefits, our effective tax rates in 2014 and 2013 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax income for those periods.
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH”) was enacted into law. Among other things, PATH extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2016. Prior to this legislation, the tax credit expired on December 31, 2014. The extension of the tax credit for building new energy-efficient homes may benefit our effective tax rate for the year ended November 30, 2016.
We evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results; our expectation of future profitability; the duration of the applicable statutory carryforward periods; and conditions in the housing market and the broader economy. In our evaluation, we give more significant weight to evidence that is objective in nature as compared to subjective evidence. Also, more significant weight is given to evidence that directly relates to our then-current financial performance as compared to indirect or less current evidence. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets depends on applicable income tax rates.
At November 30, 2015 and 2014, we had deferred tax assets of $820.0 million and $866.4 million, respectively, that were partially offset by valuation allowances of $37.8 million and $41.2 million, respectively. The valuation allowances at November 30, 2015 and 2014 were primarily related to foreign tax credits and certain state NOLs that had not met the “more likely than not” realization standard as of those dates. We evaluated our deferred tax assets as of November 30, 2015 to determine whether any adjustment to our deferred tax asset valuation allowance was necessary. We determined that most of our deferred tax assets as of November 30, 2015 would be realized. We reduced our valuation allowance by $3.4 million in 2015, to account primarily for the expiration of federal tax credits and state NOLs that were not utilized.
During the fourth quarter of 2014, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined, based on all available positive and negative evidence, that it was more likely than not that most of our deferred tax asset would be realized. As a result, we recognized an $824.2 million income tax benefit in the fourth quarter of 2014 that included the reversal of $825.2 million of our deferred tax asset valuation allowance.
The principal positive evidence that led us to determine at November 30, 2014 that a significant portion of our deferred tax asset valuation allowance could be reversed included our emergence from a three-year cumulative pretax loss position in 2014 as well as the underlying momentum in our business and generally improved housing market and broader economic conditions that had enabled us to achieve and maintain a three-year cumulative pretax income position as of and after the 2014 third quarter; the significant pretax income we generated during 2014 and 2013, including six consecutive quarters of pretax income as of November 30, 2014; improvement in key financial metrics in 2014 when compared to the previous year (including in our revenues; housing gross profits; selling, general and administrative expenses as a percentage of housing revenues; net orders and backlog); our expectation of future profitability; our strong financial position; significant evidence that conditions in the U.S. housing industry were more favorable than in recent years and our belief that such conditions would continue to be favorable over the long term; and our belief that we would be able to make operational adjustments to address any potential changes in market conditions to maintain long-term profitability and realize our deferred tax assets.

The most significant changes in our evaluation of the realizability of our deferred tax assets at November 30, 2014 compared to earlier periods were the development of significant positive evidence related to our year-over-year growth in pretax income, net orders and backlog levels during 2014; our expectation that we would realize all of our federal NOLs and absorb substantially all federal deductible temporary differences as they reverse in future years based on then-projected 2015 pretax income levels; our expectation of sustained and increasing profitability in future years; and the reduced significance of the negative evidence we considered before November 30, 2014 related to our pretax losses incurred in prior years, because we had generated six consecutive quarters of pretax income and cumulative pretax income for the past three years as of November 30, 2014. These significant changes in evidence at November 30, 2014 led us to determine that it was more likely than not that most of our deferred tax assets would be realized. We reversed the valuation allowance on all of our federal deferred tax assets, except for the portion related to foreign tax credits due to the utilization of federal NOLs to offset taxable income in the years through tax credit expiration. We estimated the amount of the valuation allowance needed for our state NOL carryforwards based on an analysis of the amount of our NOL carryforwards associated with each state in which we operate as compared to our expected level of taxable income under existing apportionment rules in each state and the carryforward periods allowed in each state’s tax code.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview. We have funded our homebuilding and financial services activities over the last several years with:

•	internally generated cash flows;

•	public issuances of our common stock;

•	public issuances of debt securities;

•	land option contracts and other similar contracts and seller notes; and

•	letters of credit and performance bonds.
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
Our investments in land and land development totaled approximately $967.2 million in 2015, $1.47 billion in 2014 and $1.14 billion in 2013. The decrease in our inventory investments in 2015 reflected our strategic focus on generating cash from operations in 2015 after having built a strong inventory pipeline over the past few years. Approximately 68% of our total investments in 2015 related to land development, compared to approximately 46% in 2014 and approximately 38% in 2013. While we made strategic investments in land and land development in each of our homebuilding reporting segments in each of these years, most were made in our West Coast segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards, though we expect our investment in land and land development in 2016 will increase on an overall basis compared to 2015 to support growth in homes delivered in 2017 and beyond.
The following table presents the number of lots and carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	November 30, 2015		November 30, 2014		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	11,420	$1,602,356	12,834	$1,596,480	(1,414)	$5,876
Southwest	8,981	534,040	9,557	538,705	(576)	(4,665)
Central	17,747	707,210	19,129	588,054	(1,382)	119,156
Southeast	9,251	470,141	10,678	495,148	(1,427)	(25,007)
Total	47,399	$3,313,747	52,198	$3,218,387	(4,799)	$95,360
The number of lots owned or controlled under land option contracts and other similar contracts at November 30, 2015 decreased from November 30, 2014 largely due to homes delivered in 2015. The year-over-year increase in the carrying value of lots owned or controlled under land option and other similar contracts at November 30, 2015 reflected the investments we made in land and land development in 2015.
Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 20% at November 30, 2015 and 21% at November 30, 2014. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return and marketing standards.
We ended our 2015 fiscal year with $568.4 million of cash and cash equivalents and restricted cash, compared to $383.6 million at November 30, 2014. Our balance of unrestricted cash and cash equivalents increased to $559.0 million at November 30, 2015 from $356.4 million at November 30, 2014. The majority of our cash and cash equivalents at November 30, 2015 and 2014 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	November 30,		Variance
	2015	2014	$
Mortgages and land contracts due to land sellers and other loans	$35,664	$38,250	$(2,586)
Senior notes	2,359,872	2,308,275	51,597
Convertible senior notes	230,000	230,000	—
Total	$2,625,536	$2,576,525	$49,011
Our higher debt balance at November 30, 2015 compared to November 30, 2014 was mainly due to the issuance of $250.0 million in aggregate principal amount of the 7.625% senior notes due 2023 (“7.625% Senior Notes due 2023”) in the first quarter of 2015. We used the net proceeds of $245.4 million from this issuance to retire the remaining $199.9 million in aggregate principal amount of our 6 1/4% senior notes due 2015 (“6 1/4% Senior Notes due 2015”) at their maturity on June 15, 2015. The remainder of the net proceeds was used for general corporate purposes, including working capital, land acquisition and land development. Our next scheduled debt maturity is in September 2017 with respect to $265.0 million in aggregate principal amount of our 9.10% Senior Notes due 2017. Based on our current capital position, we believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to satisfy this debt when it matures in 2017. Further information regarding our notes payable is provided in Note 13. Notes Payable in the Notes to Consolidated Financial Statements in this report.
Our financial leverage, as measured by the ratio of debt to capital, was 60.8% at November 30, 2015, compared to 61.8% at November 30, 2014. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at November 30, 2015 was 54.9%, compared to 57.9% at November 30, 2014.
LOC Facilities. As of November 30, 2015 and 2014, we had $9.1 million and $26.7 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $9.3 million at November 30, 2015 and $27.2 million at November 30, 2014, and these amounts were included in restricted cash in our consolidated balance sheets as of those dates.
Unsecured Revolving Credit Facility. On August 7, 2015, we entered into an amendment to the Credit Facility that increased the commitment from $200.0 million to $275.0 million and extended its maturity from March 12, 2016 to August 7, 2019. The amount of our Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility.

As of November 30, 2015, we had no cash borrowings and $24.3 million of letters of credit outstanding under the Credit Facility. Therefore, as of November 30, 2015, we had $250.7 million available for cash borrowings under the Credit Facility, with up to $113.2 million of that amount available for the issuance of letters of credit. The Credit Facility is further described in Note 13. Notes Payable in the Notes to Consolidated Financial Statements in this report.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, consolidated leverage ratio (“Leverage Ratio”), and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum liquidity level, each as defined therein. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements are set forth below:

•
Consolidated Tangible Net Worth. We must maintain a minimum consolidated tangible net worth at the end of any fiscal quarter equal to the sum of (a) $1.13 billion, plus (b) an amount equal to 50% of the aggregate of the cumulative consolidated net income for each fiscal quarter commencing after May 31, 2015 and ending as of the last day of such fiscal quarter (though there is no reduction if there is a consolidated net loss in any fiscal quarter), plus (c) an amount equal to 50% of the cumulative net proceeds we receive from the issuance of our capital stock after May 31, 2015. As of November 30, 2015, our applicable minimum consolidated tangible net worth requirement was $1.16 billion.

•
Leverage Ratio. We must also maintain a Leverage Ratio of less than or equal to .700 for each fiscal quarter through and including the fourth quarter of 2016. This requirement adjusts to less than or equal to .650 for the first quarter of 2017 and each quarter thereafter for the term of the Credit Facility. The Leverage Ratio is calculated as the ratio of our consolidated total indebtedness to the sum of consolidated total indebtedness and consolidated tangible net worth, all as defined under the Credit Facility.

•
Interest Coverage Ratio or Liquidity. We are also required to maintain either (a) an Interest Coverage Ratio of greater than or equal to 1.40 for each fiscal quarter through and including the second quarter of 2016. This ratio adjusts to greater than or equal to 1.50 for the third quarter of 2016 and each quarter thereafter for the term of the Credit Facility; or (b) a minimum level of liquidity, but not both. The Interest Coverage Ratio is the ratio of our consolidated adjusted EBITDA to consolidated interest incurred, each as defined under the Credit Facility, in each case for the previous 12 months. Our minimum liquidity level is required to be greater than or equal to consolidated interest incurred, as defined under the Credit Facility, for the four most recently-ended fiscal quarters in the aggregate. As of November 30, 2015, our minimum liquidity requirement was $184.9 million.

In addition, under the Credit Facility, our investments in joint ventures and non-guarantor subsidiaries (which are shown, respectively, in Note 9. Investments in Unconsolidated Joint Ventures and in Note 22. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report) cannot exceed the sum of (a) $117.4 million and (b) 20% of consolidated tangible net worth; and our borrowing base indebtedness, which is the aggregate principal amount of our outstanding indebtedness for borrowed money and non-collateralized financial letters of credit, cannot be greater than our borrowing base (a measure relating to our inventory and unrestricted cash assets).
The covenants and other requirements under our Credit Facility represent the most restrictive provisions that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of November 30, 2015:

Financial Covenants and Other Requirements	Covenant Requirement			Actual
Consolidated tangible net worth	>	$1.16	billion	$1.69	billion
Leverage Ratio	<	.700		.608
Interest Coverage Ratio (a)	>	1.400		1.681
Minimum liquidity (a)	>	$184.9	million	$559.0	million
Investments in joint ventures and non-guarantor subsidiaries	<	$455.6	million	$110.9	million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a		$413.2	million

(a)
Under the terms of the Credit Facility, we are required to meet either the Interest Coverage Ratio or a minimum level of liquidity, but not both. As of November 30, 2015, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

The indenture governing the senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. In addition, the senior notes (with the exception of the 7 1/4% senior notes due 2018 (“7 1/4% Senior Notes due 2018”)) contain certain limitations related to mergers, consolidations, and sales of assets.
Our obligations to pay principal, premium, if any, and interest under our senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”). The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. We may also cause other subsidiaries of ours to become Guarantor Subsidiaries if we believe it to be in our or the relevant subsidiary’s best interests. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 22. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
As of November 30, 2015, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2015, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $35.7 million, secured primarily by the underlying property, which had an aggregate carrying value of $136.1 million.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Years Ended November 30,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$181,185	$(630,691)	$(443,486)
Investing activities	(11,303)	(44,782)	(16,750)
Financing activities	31,691	501,718	467,071
Net increase (decrease) in cash and cash equivalents	$201,573	$(173,755)	$6,835
Operating Activities. Operating activities provided net cash of $181.2 million in 2015 and used net cash of $630.7 million in 2014 and $443.5 million in 2013. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability for the year. Our net cash provided by operating activities in 2015 was mainly driven by net income and a decrease in inventories (excluding the noncash activities described below). In 2014, the year-over-year change in net operating cash flows was largely due to an increase in cash used for investments in land and land development during that year in support of our strategic growth initiatives, partly offset by an increase in net income.
Our net cash provided by operating activities in 2015 primarily reflected net income of $84.6 million, a net decrease in inventories of $34.9 million (excluding a $106.8 million increase in consolidated inventories not owned, $20.3 million of inventories acquired through seller financing, a $12.7 million distribution of land from an unconsolidated joint venture, and $9.6 million of inventory impairment and land option contract abandonment charges), and a net increase in accounts payable, accrued expenses and other liabilities of $2.0 million. These sources of cash were partly offset by a net increase in receivables of $20.5 million. In 2014, our net cash used by operating activities primarily reflected net cash of $780.1 million used to increase our inventories through investments in land and land development, partly offset by pretax income of $94.9 million. In 2013, our net cash used by operating activities was largely due to $563.2 million of net cash used for investments in land and land development, partially offset by cash provided by a net change in accounts payable, accrued expenses and other liabilities of $59.8 million, and pretax income of $38.4 million.
Investing Activities. Investing activities used net cash of $11.3 million in 2015, $44.8 million in 2014 and $16.8 million in 2013. The year-over-year decrease in cash used in investing activities in 2015 was primarily due to a decrease in contributions to unconsolidated joint ventures to $20.6 million and a slight decrease in cash used for net purchases of property and equipment, which were partially offset by a return of investments in unconsolidated joint ventures of $14.0 million. In 2014, the year-over-year increase in net cash used in investing activities was largely due to increased contributions of $49.1 million to unconsolidated joint ventures, partly offset by proceeds of $10.1 million from the sale of our investment in an unconsolidated joint venture in Maryland. In 2013, we used net cash primarily for $14.4 million of contributions to HCM and two other unconsolidated joint ventures within our homebuilding operations.
Financing Activities. Financing activities provided net cash of $31.7 million in 2015, $501.7 million in 2014 and $467.1 million in 2013. In 2015, the year-over-year change in cash provided by financing activities was largely due to the issuance of senior notes and common stock in 2014. In 2015, cash was mainly provided by proceeds of $250.0 million received from the issuance of the 7.625% Senior Notes due 2023 and a decrease of $17.9 million in our restricted cash balance. The cash provided was partly offset by cash used to retire the remaining $199.9 million in aggregate principal amount of our 6 1/4% Senior Notes due 2015 at their maturity on June 15, 2015, payments on mortgages and land contracts due to land sellers and other loans of $22.9 million, dividend payments on our common stock of $9.2 million, and the payment of debt issuance costs of $4.6 million associated with the issuance of the 7.625% Senior Notes due 2023 and the Credit Facility.
In 2014, the year-over-year increase in cash provided from financing activities primarily reflected $400.0 million from the issuance of the 4.75% senior notes due 2019 (“4.75% Senior Notes due 2019”) and net proceeds of $137.0 million from the underwritten public issuance of 7,986,111 shares of our common stock. In 2013, net cash provided by financing activities was mainly due to the concurrent underwritten public issuances of the 1.375% Convertible Senior Notes due 2019 and 6,325,000 shares of our common stock, which together generated total net proceeds of $332.2 million, and the underwritten public issuance of our 7.00% senior notes due 2021 (“7.00% Senior Notes due 2021”), partly offset by the retirement of certain of our senior notes that were scheduled to mature in 2014 and 2015, and payments on mortgages and land contracts due to land sellers and other loans.
Our board of directors declared four quarterly cash dividends of $.0250 per share of common stock in 2015, 2014 and 2013. Cash dividends declared and paid during each of the years ended November 30, 2015, 2014 and 2013 totaled $.10 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Shelf Registration Statement. We have an automatically effective universal shelf registration statement (“2014 Shelf Registration”), which was filed on July 18, 2014, on file with the SEC. Issuances of debt and equity securities under our 2014 Shelf Registration require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue equity and/or debt is subject to market conditions and other factors impacting our borrowing capacity.
Share Repurchase Program. As of November 30, 2015, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. As discussed in Note 24. Subsequent Event in the Notes to Consolidated Financial Statements in this report, on January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 4,000,000 shares that remained under the prior board-approved share repurchase program.
Unrelated to the common stock repurchase plan, as further discussed in Note 17. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, in connection with an amendment of the Amended and Restated KB Home Non-Employee Directors Compensation Plan (“Director Plan”) in 2014, our board of directors authorized the repurchase of no more than 680,000 shares of our common stock solely as necessary for director elections with respect to settling outstanding stock appreciation rights awards granted under the Director Plan (“Director Plan SARs”). As of November 30, 2015, no Director Plan SARs had been settled. During 2013, we repurchased through open market transactions 478,294 shares of our common stock at an aggregate price of $7.9 million pursuant to a board of directors authorization to repurchase no more than 482,000 shares of our common stock solely as necessary for director elections in respect of outstanding stock units under the Director Plan. We do not anticipate any additional repurchases of our common stock pursuant to this board of directors authorization.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. We believe we have adequate capital resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire assets and land, to use and/or develop acquired assets and land, to construct homes, to finance our financial services operations and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return and marketing standards, in 2016, we may use or redeploy our unrestricted cash resources or cash borrowings under the Credit Facility to support other business purposes that are aligned with our primary strategic growth goals. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding common stock. They may also include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, and may include potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land and land development investment targets, to complete strategic transactions and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facilities, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
OFF-BALANCE SHEET ARRANGEMENTS
Unconsolidated Joint Ventures. As discussed in Note 9. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $207.0 million at November 30, 2015 and $182.2 million at November 30, 2014. Our investments in unconsolidated joint ventures totaled $71.6 million at November 30, 2015 and $79.4 million at November 30, 2014. As of November 30, 2015, one of our unconsolidated joint ventures had outstanding secured debt of $39.1 million under a construction loan agreement. The unconsolidated joint venture’s outstanding secured debt is non-recourse to us and is scheduled to mature in August 2018. While we and our partner in the unconsolidated joint venture provided certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt under the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt under the construction loan agreement is material to our consolidated financial statements. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2015. None of our unconsolidated joint ventures had outstanding debt at November 30, 2014. In addition, none of our joint ventures at November 30, 2015 or November 30, 2014 were determined to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At November 30, 2015, we had total cash deposits of $54.5 million to purchase land having an aggregate purchase price of $1.19 billion. At November 30, 2014, we had total deposits of $33.2 million, comprised of $33.1 million of cash deposits and $.1 million of letters of credit, to purchase land having an aggregate purchase price of $958.5 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at November 30, 2015, we estimate the remaining purchase price to be paid would be as follows: 2016 – $611.7 million; 2017 – $228.1 million; 2018 – $79.2 million; 2019 – $55.9 million; 2020 – $49.6 million; and thereafter – $108.7 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $65.6 million at November 30, 2015 and $48.0 million at November 30, 2014. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of November 30, 2015 and November 30, 2014 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluate our land option contracts and other similar contracts for financing arrangements, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $110.0 million at November 30, 2015 and $3.1 million at November 30, 2014.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents our future cash requirements under contractual obligations as of November 30, 2015 (in millions):

	Payments due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Contractual obligations:
Long-term debt	$2,630.7	$35.7	$565.0	$980.0	$1,050.0
Interest	809.6	174.1	309.0	199.9	126.6
Inventory-related obligations (a)	148.8	74.8	39.7	3.4	30.9
Operating lease obligations	35.4	7.6	10.7	7.7	9.4
Total (b)	$3,624.5	$292.2	$924.4	$1,191.0	$1,216.9

(a)
Represents liabilities for inventory not owned associated with financing arrangements as discussed in Note 8. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, as well as liabilities for fixed or determinable amounts associated with tax increment financing activities (“TIFE”) assessments. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.

(b)
Total contractual obligations exclude our accrual for uncertain tax positions recorded for financial reporting purposes as of November 30, 2015 because we are unable to make a reasonable estimate of cash settlements with the respective taxing authorities for all periods presented. We anticipate these potential cash settlement requirements for 2016 to range from zero to $.1 million.

As discussed in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $565.4 million of performance bonds and $33.4 million of letters of credit outstanding at November 30, 2015. At November 30, 2014, we had $541.6 million of performance bonds and $26.7 million of letters of credit outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Inventories and Cost of Sales. Housing and land inventories are stated at cost, unless the carrying value is determined not to be recoverable, in which case the affected inventories are written down to fair value or fair value less costs to sell. Fair value is determined based on estimated future net cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques. Due to uncertainties in the estimation process and other factors beyond our control, it is possible that actual results could differ from those estimated. Our inventories typically do not consist of completed unsold homes. However, cancellations or strategic considerations may result in our having unsold completed or partially-completed homes in our inventory.
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
We rely on certain estimates to determine our construction and land costs and resulting housing gross profit margins associated with revenues recognized. Construction and land costs are comprised of direct and allocated costs, including estimated future costs for the limited warranty we provide on our homes and certain amenities within a community. Land acquisition, land development and other common costs are generally allocated on a relative fair value basis to the homes or lots within the applicable community or land parcel. Land acquisition and land development costs include related interest and real estate taxes.
In determining a portion of the construction and land costs recognized for each period, we rely on project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, construction resource shortages, increases in costs that have not yet been committed, changes in governmental requirements, unforeseen environmental hazard discoveries or other unanticipated issues encountered during construction and other factors beyond our control. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and homebuilding gross profits in a particular reporting period. To reduce the potential for such distortion, we have set forth procedures that collectively comprise a critical accounting policy. These procedures, which we have applied on a consistent basis, include assessing, updating and revising project budgets on a monthly basis, obtaining commitments from independent subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most current information available to estimate construction and land costs to be charged to expense. Variances to the budgeted costs after an estimate has been charged to expense that are related to project costs are generally allocated on a relative fair value basis to the remaining homes to be delivered within the community or land parcel, while such variances related to direct construction costs are generally expensed as incurred. The variances between budgeted and actual costs have historically not been material to our consolidated financial statements. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.
Inventory Impairments and Land Option Contract Abandonments. Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future deliveries; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability.
The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2015	2014	2013
Inventory impairments:
Number of communities or land parcels evaluated for recoverability (a)	35	32	31
Carrying value of communities or land parcels evaluated for recoverability (a)	$286,333	$266,850	$145,980

Number of communities or land parcels written down to fair value	4	8	1
Pre-impairment carrying value of communities or land parcels written down to fair value	$20,018	$68,223	$1,534
Inventory impairment charges	(8,030)	(37,628)	(391)
Post-impairment fair value	$11,988	$30,595	$1,143

Land option contract abandonment charges:
Number of lots abandoned	1,166	1,306	295
Land option contract abandonment charges	$1,561	$1,803	$3,190

(a)
As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during the years ended November 30, 2015, 2014 and 2013 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period, if any, are counted only once for each year shown.

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
We record an inventory impairment charge when the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected real estate asset and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and volume of homes delivered. The discount rates used in our estimated discounted cash flows ranged from 17% to 20% during 2015, 2014 and 2013. The discount rates we used were impacted by the following at the time the calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located.
Inventories associated with planned future land sales are stated at the lower of cost or fair value less costs to sell. The estimated fair value of such assets is generally based on an executed contract, broker quotes or similar information.
As of November 30, 2015, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $254.2 million, representing 28 communities and various other land parcels. As of November 30, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $266.6 million, representing 33 communities and various other land parcels.
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
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventory balance as of November 30, 2015, based on our current estimated timeframe of delivery for the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,466.8	$1,357.7	$341.5	$147.7	$3,313.7
The inventory balances in the 0-2 years and 3-5 years categories were located throughout all of our homebuilding reporting segments, though mostly in our West Coast and Central homebuilding reporting segments, and collectively represented 85% of our total inventory balance at November 30, 2015. The inventory balance in the 6-10 years category as of November 30, 2015 was located across all of our homebuilding reporting segments. The inventory balance in the greater than 10 years category as of November 30, 2015 was primarily located in our West Coast and Southwest homebuilding reporting segments. The inventory balances in the 6-10 years and greater than 10 years categories were primarily comprised of land held for future development.
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
We believe that the carrying value of our inventory balance as of November 30, 2015 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
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
While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes or customer service practices and our warranty claims experience could have a significant impact on our actual warranty costs in future periods and such amounts could differ significantly from our current estimates. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.
Self-Insurance. We maintain, and require the majority of our independent subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. In Arizona, California, Colorado and Nevada, our subcontractors’ general liability insurance primarily takes the form of a wrap-up policy, where eligible independent subcontractors are enrolled as insureds on each project. Enrolled subcontractors contribute toward the cost of the insurance and agree to pay a contractual amount in the future if there is a claim related to their work.
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
We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our liabilities related to unpaid claims, claim adjustment expenses, third-party recoveries and incurred but not yet reported claims associated with the risks that we are assuming with respect to our self-insurance and insurance policy deductibles. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim may be made, and the ultimate resolution of any such construction defect claim. Though state regulations vary, structural warranty or construction defect claims can be reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated liability relates to incurred but not yet reported claims and thus, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
The projection of losses related to these liabilities requires the use of actuarial assumptions. Key assumptions used in these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; insurance industry practices; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Based on the actuarial analysis performed, we believe it is reasonably possible that our losses related to construction defect claims as of November 30, 2015 could range from $65 million to $95 million; however, there can be no assurance that the actual costs will fall within this range and they could be higher.
Stock-Based Compensation. We measure and recognize compensation expense associated with our grants of equity-based awards at an amount equal to the fair value of such share-based payments over their applicable vesting period. We have provided compensation benefits to certain of our employees and non-employee directors in the form of stock options, restricted stock, performance-based restricted stock units (each a “PSU”) and stock appreciation rights (“SARs”). Determining the fair value of share-based awards requires judgment to identify the appropriate valuation model and develop the assumptions to be used in the calculation, including the expected term of the stock options or SARs, expected stock-price volatility and dividend yield. We estimate the fair value of stock options and SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. The expected volatility factor is based on a combination of the historical volatility of our common stock and the implied volatility of publicly traded options on our common stock. Additionally, judgment is required in estimating the percentage of share-based awards that are expected to vest, and in the case of PSUs, the level of performance that will be achieved and the number of shares that will be earned. If actual results differ significantly from these estimates, stock-based compensation expense could be higher and have a material impact on our consolidated financial statements.
Income Taxes. As discussed in Note 12. Income Taxes in the Notes to the Consolidated Financial Statements in this report, we evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. This evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and conditions in the housing market and the broader economy. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets depends on applicable income tax rates. We base our estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, we also base this estimate on business plan forecasts and other expectations about future outcomes. Changes in positive and negative evidence, including differences between our future operating results and estimates, could result in the establishment of an additional valuation allowance against our deferred tax assets. Accounting for deferred taxes is based upon estimates of future results. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated financial statements. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against our deferred tax assets.
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
OUTLOOK
In 2016, we intend to remain focused on executing on our core strategies and further accelerating the momentum we generated in 2015. Based on our ending community count and backlog levels at November 30, 2015, we believe we are well-positioned to extend the upward trajectory of our business into 2016. We expect the generally favorable conditions in most of our served markets to continue, though likely to varying degrees, based on their current supply and demand dynamics and fundamental trends in population, demographic and household formation growth. However, the pace and strength of demand across our served markets, and in the overall U.S. housing market, will largely depend on consumer employment, income and confidence levels as well as mortgage lending standards and interest rates. Our present outlook for 2016 is as follows:

•
We expect our full-year housing revenues to be in the range of $3.35 billion to $3.65 billion, an increase from $3.02 billion in 2015, driven by both a higher volume of homes delivered and a higher overall average selling price.

•
We expect to generate year-over-year improvement in our full-year housing gross profit margin. This improvement is anticipated to result primarily through an increasing proportion of homes delivered from recently opened communities, which in many cases are projected to produce higher housing gross profit margins compared to those achieved in 2015; raising home selling prices as market conditions allow and capturing incremental revenue opportunities through various lot and product premiums, and design studio options and upgrades; containing increases in direct construction costs to the extent feasible; and delivering a higher number of homes, which will allow us to benefit from economies of scale and better operating leverage.

•
We expect our selling, general and administrative expenses as a percentage of revenues to improve on a year-over-year basis, continuing the trend of the past several years, due to our cost containment efforts and anticipated improved operating leverage from a higher volume of homes delivered and increased housing revenues.

•
We currently own and control all of the lots needed to meet our current 2016 delivery forecasts and a majority of the lots we currently expect to need for 2017. In order to bolster our land pipeline to support further growth in community count and revenues in future years, we anticipate investing in the range of $1.0 billion to $1.3 billion in land and land development (inclusive of fees) in 2016, subject to both housing market conditions and the investment return potential relating to identified land acquisition opportunities. The anticipated investment level for 2016 considers our current capital allocation plans, including the share repurchase program that was recently approved by our board of directors, as further discussed in Note 24. Subsequent Event in the Notes to Consolidated Financial Statements in this report.

We plan to maintain a balanced approach in managing our financial strength and financial leverage as we pursue our strategic initiatives and seek to enhance stockholder returns. We also believe we will have the liquidity and flexibility to continue to invest in our business in 2016 to support future growth while also opportunistically repurchasing our outstanding common stock (per our board authorization) and/or potentially retiring a portion of our outstanding senior notes before their maturity (through open market or privately negotiated transactions) using internally generated cash.
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

•
adverse market conditions, including an increased supply of unsold homes, declining home prices and greater foreclosure and short sale activity, among other things, that could negatively affect our consolidated financial statements, including due to additional inventory impairment or land option contract abandonment charges, lower revenues and operating and other losses;

•	conditions in the capital, credit and financial markets (including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates);

•	material prices and availability;

•	trade costs and availability;

•	changes in interest rates;

•	inflation;

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

•
the impact of weather events, significant natural disasters and other climate and environmental factors, including the severe prolonged drought and related water-constrained conditions in the southwest United States and California;

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

•
our ability to successfully implement our current and planned strategies and initiatives with respect to product, geographic and market positioning (including our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open additional communities for sales, sell higher-priced homes and more design options, increase the size and value of our backlog, and our operational and investment concentration in markets in California), revenue growth, asset optimization (including by effectively balancing home sales prices and sales pace in our communities), asset activation and/or monetization, local field management and talent investment, containing and leveraging overhead costs, gaining share and scale in our served markets and increasing our housing gross profit margins and profitability;

•	consumer traffic to our communities and consumer interest in our product designs and offerings, particularly higher-income consumers;

•	cancellations and our ability to realize our backlog by converting net orders to home deliveries and revenues;

•	our home sales and delivery performance, particularly in key markets in California;

•	our ability to generate cash from our operations, enhance our asset efficiency, increase our operating income margin and/or improve our return on invested capital;

•	the manner in which our homebuyers are offered and whether they are able to obtain mortgage loans and mortgage banking services, including from HCM;

•	the performance of HCM;

•	information technology failures and data security breaches; and

•	other events outside of our control.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of November 30, 2015 and 2014 (dollars in thousands):

	As of November 30, 2015 for the Years Ended November 30,							Fair Value at November 30, 2015
	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt
Fixed Rate	$—	$265,000	$300,000	$630,000	$350,000	$1,050,000	$2,595,000	$2,589,872
Weighted Average Effective Interest Rate	—%	9.5%	7.3%	3.5%	8.3%	7.3%	6.7%

	As of November 30, 2014 for the Years Ended November 30,							Fair Value at November 30, 2014
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt
Fixed Rate	$199,906	$—	$265,000	$300,000	$630,000	$1,150,000	$2,544,906	$2,698,565
Weighted Average Effective Interest Rate	6.3%	—%	9.5%	7.3%	3.5%	7.5%	6.6%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2015	2014	2013
Total revenues	$3,032,030	$2,400,949	$2,097,130
Homebuilding:
Revenues	$3,020,987	$2,389,643	$2,084,978
Construction and land costs	(2,539,368)	(1,985,651)	(1,737,086)
Selling, general and administrative expenses	(342,998)	(288,023)	(255,808)
Operating income	138,621	115,969	92,084
Interest income	458	443	792
Interest expense	(21,856)	(30,750)	(62,690)
Equity in income (loss) of unconsolidated joint ventures	(1,804)	741	(2,007)
Homebuilding pretax income	115,419	86,403	28,179
Financial services:
Revenues	11,043	11,306	12,152
Expenses	(3,711)	(3,446)	(3,042)
Equity in income of unconsolidated joint ventures	4,292	686	1,074
Financial services pretax income	11,624	8,546	10,184
Total pretax income	127,043	94,949	38,363
Income tax benefit (expense)	(42,400)	823,400	1,600
Net income	$84,643	$918,349	$39,963
Earnings per share:
Basic	$.92	$10.26	$.48
Diluted	$.85	$9.25	$.46
Weighted average shares outstanding:
Basic	92,054	89,265	82,630
Diluted	102,857	99,314	91,559
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended November 30,
	2015	2014	2013
Net income	$84,643	$918,349	$39,963
Other comprehensive income (loss):
Postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the period	3,745	(3,801)	7,083
Amortization of net actuarial loss	848	357	1,803
Amortization of prior service cost	1,556	1,556	1,556
Other comprehensive income (loss) before tax	6,149	(1,888)	10,442
Income tax expense related to items of other comprehensive income	(2,460)	(1,604)	—
Other comprehensive income (loss), net of tax	3,689	(3,492)	10,442
Comprehensive income	$88,332	$914,857	$50,405
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2015	2014
Assets
Homebuilding:
Cash and cash equivalents	$559,042	$356,366
Restricted cash	9,344	27,235
Receivables	152,682	125,488
Inventories	3,313,747	3,218,387
Investments in unconsolidated joint ventures	71,558	79,441
Deferred tax assets, net	782,196	825,232
Other assets	112,774	114,915
	5,001,343	4,747,064
Financial services	14,028	10,486
Total assets	$5,015,371	$4,757,550

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$183,770	$172,716
Accrued expenses and other liabilities	513,414	409,882
Notes payable	2,625,536	2,576,525
	3,322,720	3,159,123
Financial services	1,817	2,517
Stockholders’ equity:
Preferred stock — $1.00 par value; 10,000,000 shares authorized; none issued	—	—
Common stock — $1.00 par value; 290,000,000 shares authorized at November 30, 2015 and 2014; 115,547,682 and 115,386,512 shares issued at November 30, 2015 and 2014, respectively	115,548	115,387
Paid-in capital	682,871	668,857
Retained earnings	1,466,713	1,391,256
Accumulated other comprehensive loss	(17,319)	(21,008)
Grantor stock ownership trust, at cost: 10,135,461 and 10,335,461 shares at November 30, 2015 and 2014, respectively	(109,936)	(112,106)
Treasury stock, at cost: 13,136,563 and 13,097,140 shares at November 30, 2015 and 2014, respectively	(447,043)	(446,476)
Total stockholders’ equity	1,690,834	1,595,910
Total liabilities and stockholders’ equity	$5,015,371	$4,757,550
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2015, 2014 and 2013
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2012	115,178	(10,616)	(27,340)	$115,178	$888,579	$450,292	$(27,958)	$(115,149)	$(934,136)	$376,806
Net income	—	—	—	—	—	39,963	—	—	—	39,963
Other comprehensive income, net of tax	—	—	—	—	—	—	10,442	—	—	10,442
Dividends on common stock	—	—	—	—	—	(8,366)	—	—	—	(8,366)
Employee stock options/other	118	—	—	118	1,474	—	—	—	—	1,592
Conversion of liability awards to equity awards	—	—	478	—	412	—	—	—	7,934	8,346
Restricted stock awards	—	88	—	—	(954)	—	—	954	—	—
Stock-based compensation	—	—	—	—	5,699	—	—	—	—	5,699
Issuance of common stock	—	—	6,325	—	(106,622)	—	—	—	216,125	109,503
Grantor stock ownership trust	—	26	—	—	305	—	—	284	—	589
Stock repurchases	—	—	(513)	—	—	—	—	—	(8,488)	(8,488)
Balance at November 30, 2013	115,296	(10,502)	(21,050)	115,296	788,893	481,889	(17,516)	(113,911)	(718,565)	536,086
Net income	—	—	—	—	—	918,349	—	—	—	918,349
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,492)	—	—	(3,492)
Dividends on common stock	—	—	—	—	—	(8,982)	—	—	—	(8,982)
Employee stock options/other	37	—	—	37	1,859	—	—	—	—	1,896
Conversion of liability awards to equity awards	—	—	—	—	6,455	—	—	—	—	6,455
Restricted stock awards	54	166	—	54	(1,859)	—	—	1,805	—	—
Stock-based compensation	—	—	—	—	9,099	—	—	—	—	9,099
Issuance of common stock	—	—	7,986	—	(135,590)	—	—	—	272,635	137,045
Stock repurchases	—	—	(33)	—	—	—	—	—	(546)	(546)
Balance at November 30, 2014	115,387	(10,336)	(13,097)	115,387	668,857	1,391,256	(21,008)	(112,106)	(446,476)	1,595,910
Net income	—	—	—	—	—	84,643	—	—	—	84,643
Other comprehensive income, net of tax	—	—	—	—	—	—	3,689	—	—	3,689
Dividends on common stock	—	—	—	—	—	(9,186)	—	—	—	(9,186)
Employee stock options/other	76	—	—	76	(874)	—	—	—	—	(798)
Restricted stock awards	85	200	—	85	(2,255)	—	—	2,170	—	—
Stock-based compensation	—	—	—	—	17,143	—	—	—	—	17,143
Stock repurchases	—	—	(40)	—	—	—	—	—	(567)	(567)
Balance at November 30, 2015	115,548	(10,136)	(13,137)	$115,548	$682,871	$1,466,713	$(17,319)	$(109,936)	$(447,043)	$1,690,834
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$84,643	$918,349	$39,963
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (income) loss of unconsolidated joint ventures	(2,488)	(1,427)	933
Distributions of earnings from unconsolidated joint ventures	—	364	1,949
Amortization of discounts and issuance costs	7,738	7,124	5,347
Depreciation and amortization	3,411	2,420	1,857
Deferred income taxes	43,036	(825,232)	—
Loss on early extinguishment of debt	—	—	10,448
Excess tax benefits from stock-based compensation	(157)	—	—
Stock-based compensation	17,143	9,099	5,699
Inventory impairments and land option contract abandonments	9,591	39,431	3,581
Changes in assets and liabilities:
Receivables	(20,463)	(31,283)	(11,153)
Inventories	34,852	(780,131)	(563,189)
Accounts payable, accrued expenses and other liabilities	1,991	35,504	59,763
Other, net	1,888	(4,909)	1,316
Net cash provided by (used in) operating activities	181,185	(630,691)	(443,486)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(20,626)	(49,097)	(14,359)
Return of investments in unconsolidated joint ventures	14,000	—	—
Proceeds from sale of investment in unconsolidated joint venture	—	10,110	—
Purchases of property and equipment, net	(4,677)	(5,795)	(2,391)
Net cash used in investing activities	(11,303)	(44,782)	(16,750)
Cash flows from financing activities:
Change in restricted cash	17,891	14,671	456
Proceeds from issuance of debt	250,000	400,000	680,000
Payment of debt issuance costs	(4,561)	(5,448)	(16,525)
Repayment of senior notes	(199,906)	—	(225,394)
Payments on mortgages and land contracts due to land sellers and other loans	(22,877)	(36,918)	(66,296)
Proceeds from issuance of common stock, net	—	137,045	109,503
Issuance of common stock under employee stock plans	740	1,896	2,181
Excess tax benefits from stock-based compensation	157	—	—
Payments of cash dividends	(9,186)	(8,982)	(8,366)
Stock repurchases	(567)	(546)	(8,488)
Net cash provided by financing activities	31,691	501,718	467,071
Net increase (decrease) in cash and cash equivalents	201,573	(173,755)	6,835
Cash and cash equivalents at beginning of year	358,768	532,523	525,688
Cash and cash equivalents at end of year	$560,341	$358,768	$532,523
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
Operations. KB Home is a builder of attached and detached single-family residential homes, townhomes and condominiums. As of November 30, 2015, we conducted ongoing operations in Arizona, California, Colorado, Florida, Maryland, Nevada, North Carolina, Texas and Virginia. We also offer property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets where we build homes, and provide title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. Since July 2014, we have also offered mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through HCM, a joint venture of a subsidiary of ours and a subsidiary of Nationstar. HCM is accounted for as an unconsolidated joint venture within our financial services reporting segment.
Basis of Presentation. Our consolidated financial statements have been prepared in accordance with GAAP and include our accounts and those of the consolidated subsidiaries in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures in which we have less than a controlling financial interest are accounted for using the equity method.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents and Restricted Cash. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $342.3 million at November 30, 2015 and $197.7 million at November 30, 2014. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted cash at November 30, 2015 and November 30, 2014 consisted of cash deposited with various financial institutions that was required as collateral for our LOC Facilities.
Property and Equipment and Depreciation. Property and equipment are recorded at cost and are depreciated over their estimated useful lives, which generally range from two to 10 years, using the straight-line method. Repair and maintenance costs are expensed as incurred. Property and equipment totaled $13.1 million, net of accumulated depreciation of $15.3 million, at November 30, 2015 and $11.8 million, net of accumulated depreciation of $15.0 million, at November 30, 2014. Depreciation expense totaled $3.4 million in 2015, $2.4 million in 2014 and $1.9 million in 2013.
Homebuilding Operations. Revenues from housing and other real estate sales are recognized when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a sufficient down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. Concurrent with the recognition of revenues in our consolidated statements of operations, sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues, while the cost of sales incentives in the form of free products or services to homebuyers, including option upgrades and closing cost allowances used to cover a portion of the fees and costs charged to a homebuyer, is reflected as construction and land costs.
Construction and land costs are comprised of direct and allocated costs, including estimated future costs for the limited warranty we provide on our homes and certain amenities within a community. Land acquisition, land development and other common costs are generally allocated on a relative fair value basis to the homes or lots within the applicable community or land parcel. Land acquisition and land development costs include related interest and real estate taxes.
Housing and land inventories are stated at cost, unless the carrying value is determined not to be recoverable, in which case the affected inventories are written down to fair value or fair value less costs to sell. Real estate assets, such as our housing and land inventories, are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by comparing the carrying value of an asset to the undiscounted future net cash flows expected to be generated by the asset. These impairment evaluations are significantly impacted by estimates for the amounts and timing of future revenues, costs and expenses, and other factors. If the carrying value of real estate assets is determined not to be recoverable, the impairment charge to be recognized is measured by the amount by which the carrying value of the affected asset exceeds its estimated fair value. For land held for sale, if the fair value less costs to sell exceeds the asset’s carrying value, no impairment charge is recognized.

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
Our financial instruments consist of cash and cash equivalents, restricted cash, senior notes, convertible senior notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques as appropriate. When available, we use quoted market prices in active markets to determine fair value.
Financial Services Operations. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. These operations also earned marketing services fees, pursuant to a marketing services agreement with a preferred lender, until July 21, 2014. Marketing services fees were recognized when earned. Insurance commissions are recognized when policies are issued. Title services revenues are recorded when closing services are rendered and title insurance policies are issued, both of which generally occur at the time each applicable home is closed.
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
We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our liabilities related to unpaid claims, claim adjustment expenses, third-party recoveries and incurred but not yet reported claims associated with the risks that we are assuming with respect to our self-insurance and insurance policy deductibles. The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to differences in our markets and the types of product we build, insurance industry practices and legal or regulatory interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities and settlement patterns, which can occur over an extended period of time.
Advertising Costs. We expense advertising costs as incurred. We incurred advertising costs of $33.4 million in 2015, $30.2 million in 2014 and $25.3 million in 2013.
Legal Fees. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized as incurred in our consolidated balance sheets. We expensed legal fees of $11.7 million in 2015, $10.9 million in 2014 and $10.1 million in 2013.
Stock-Based Compensation. We measure and recognize compensation expense associated with our grant of equity-based awards at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. We estimate the fair value of stock options and SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. We report the tax benefit resulting from tax deductions in excess of the compensation expense recognized for stock options and SARs in our consolidated statements of cash flows as an operating cash outflow and a financing cash inflow.
Income Taxes. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. This evaluation is based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets depends on applicable income tax rates.
Accumulated Other Comprehensive Loss. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2015 and 2014 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss related to our benefit plan obligations. Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured.
Earnings Per Share. We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at November 30, 2015, 2014 or 2013.
Recent Accounting Pronouncements. In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. It also allows an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. The amendments in ASU 2014-08 are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.
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
Reclassifications. Certain amounts in our consolidated financial statements of prior years have been reclassified to conform to the current period presentation.

Note 2.	Segment Information
As of November 30, 2015, we had identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within our consolidated operations. As of November 30, 2015, our homebuilding reporting segments conducted ongoing operations in the following states:
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
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. This segment earns revenues primarily from insurance commissions and from the provision of title services. Prior to July 21, 2014, this segment also earned revenues pursuant to the terms of a marketing services agreement with Nationstar, under which Nationstar was our preferred mortgage lender and offered mortgage banking services, including mortgage loan originations, to our homebuyers who elected to use the lender. Since July 21, 2014, we have offered mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through HCM, a joint venture of a subsidiary of ours and a subsidiary of Nationstar. Through these respective subsidiaries, we have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM, with Nationstar providing management oversight of HCM’s operations. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of a home.
Corporate and other is a non-operating segment that develops and oversees the implementation of company-wide strategic initiatives and provides support to our reporting segments by centralizing certain administrative functions. Corporate and other includes general and administrative expenses related to operating our corporate headquarters. A portion of the expenses incurred by Corporate and other is allocated to our homebuilding reporting segments.
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
The following tables present financial information relating to our segments (in thousands):

	Years Ended November 30,
	2015	2014	2013
Revenues:
West Coast	$1,402,264	$1,089,857	$1,020,218
Southwest	398,242	199,504	175,252
Central	809,738	698,429	565,120
Southeast	410,743	401,853	324,388
Total homebuilding revenues	3,020,987	2,389,643	2,084,978
Financial services	11,043	11,306	12,152
Total	$3,032,030	$2,400,949	$2,097,130

Pretax income (loss):
West Coast	$127,946	$116,325	$118,264
Southwest	31,718	6,015	2,903
Central	70,959	47,214	22,275
Southeast	(22,758)	(11,158)	(45,992)
Corporate and other	(92,446)	(71,993)	(69,271)
Total homebuilding pretax income	115,419	86,403	28,179
Financial services	11,624	8,546	10,184
Total	$127,043	$94,949	$38,363

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(1,106)	$(374)	$(148)
Southwest	(696)	(2,176)	(2,355)
Central	—	—	—
Southeast	(2)	3,291	496
Total	$(1,804)	$741	$(2,007)

Inventory impairment charges:
West Coast	$645	$27,285	$—
Southwest	3,253	6,392	—
Central	—	—	—
Southeast	4,132	3,951	391
Total	$8,030	$37,628	$391

	Years Ended November 30,
	2015	2014	2013
Land option contract abandonments:
West Coast	$352	$554	$3,190
Southwest	—	—	—
Central	225	995	—
Southeast	984	254	—
Total	$1,561	$1,803	$3,190

	November 30,
	2015	2014
Inventories:
Homes under construction
West Coast	$535,795	$536,843
Southwest	112,032	65,647
Central	263,345	201,164
Southeast	120,184	124,618
Subtotal	1,031,356	928,272
Land under development
West Coast	788,607	765,577
Southwest	317,331	334,691
Central	421,783	363,933
Southeast	238,324	245,948
Subtotal	1,766,045	1,710,149
Land held for future development
West Coast	277,954	294,060
Southwest	104,677	138,367
Central	22,082	22,957
Southeast	111,633	124,582
Subtotal	516,346	579,966
Total	$3,313,747	$3,218,387

Investments in unconsolidated joint ventures:
West Coast	$54,360	$59,552
Southwest	14,697	17,388
Central	—	—
Southeast	2,501	2,501
Total	$71,558	$79,441

	November 30,
	2015	2014
Assets:
West Coast	$1,740,299	$1,695,753
Southwest	582,030	579,201
Central	829,811	678,139
Southeast	507,844	531,011
Corporate and other	1,341,359	1,262,960
Total homebuilding assets	5,001,343	4,747,064
Financial services	14,028	10,486
Total	$5,015,371	$4,757,550

Note 3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2015	2014	2013
Revenues
Insurance commissions	$7,137	$6,566	$7,177
Title services	3,905	3,593	3,172
Marketing services fees	—	1,147	1,800
Interest income	1	—	3
Total	11,043	11,306	12,152
Expenses
General and administrative	(3,711)	(3,446)	(3,042)
Operating income	7,332	7,860	9,110
Equity in income of unconsolidated joint ventures	4,292	686	1,074
Pretax income	$11,624	$8,546	$10,184

	November 30,
	2015	2014
Assets
Cash and cash equivalents	$1,299	$2,402
Receivables	2,245	1,738
Investments in unconsolidated joint ventures	10,440	6,149
Other assets	44	197
Total assets	$14,028	$10,486
Liabilities
Accounts payable and accrued expenses	$1,817	$2,517
Total liabilities	$1,817	$2,517
The equity in income of unconsolidated joint ventures for 2013 included a gain of $1.1 million recognized in connection with the wind down of the business operations of a former mortgage banking joint venture, which ceased offering mortgage banking services in 2011.

Although KB HOME Mortgage Company, which is 100% owned by us, ceased originating and selling mortgage loans in September 2005, it may be required to repurchase, or provide indemnification with respect to, an individual loan that it funded on or before August 31, 2005 and sold to an investor if the representations or warranties that it made in connection with the sale of the loan are breached, in the event of an early payment default, if the loan does not comply with the underwriting standards or other requirements of the ultimate investor or an applicable insurer, or due to a delinquency or other matters arising in connection with the loan. KB HOME Mortgage Company was not required to repurchase any loans in the past few years.

Note 4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2015	2014	2013
Numerator:
Net income	$84,643	$918,349	$39,963
Less: Distributed earnings allocated to nonvested restricted stock	(33)	(26)	(24)
Less: Undistributed earnings allocated to nonvested restricted stock	(273)	(2,667)	(90)
Numerator for basic earnings per share	84,337	915,656	39,849
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	2,667	2,667	2,230
Add: Undistributed earnings allocated to nonvested restricted stock	273	2,667	90
Less: Undistributed earnings reallocated to nonvested restricted stock	(244)	(2,398)	(81)
Numerator for diluted earnings per share	$87,033	$918,592	$42,088
Denominator:
Weighted average shares outstanding — basic	92,054	89,265	82,630
Effect of dilutive securities:
Share-based payments	2,401	1,647	1,885
Convertible senior notes	8,402	8,402	7,044
Weighted average shares outstanding — diluted	102,857	99,314	91,559
Basic earnings per share	$.92	$10.26	$.48
Diluted earnings per share	$.85	$9.25	$.46
As discussed in Note 13. Notes Payable, in 2013, we issued the 1.375% Convertible Senior Notes due 2019 that, from issuance, have been convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes. Outstanding stock options to purchase 8.0 million, 5.2 million and 5.2 million shares of common stock were excluded from the diluted earnings per share calculations for 2015, 2014 and 2013, respectively, because the effect of their inclusion would be antidilutive. Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented as the vesting conditions have not been satisfied.

Note 5.	Receivables
Receivables of $152.7 million at November 30, 2015 and $125.5 million at November 30, 2014 primarily included amounts due from utility companies and municipalities; escrow deposits to be refunded; and estimated minimum probable recoveries of water intrusion-related repair costs, as described in Note 15. Commitments and Contingencies. Receivables from utility companies and municipalities typically relate to infrastructure improvements we make with respect to our communities. We are generally reimbursed for the cost of such improvements when they are accepted by the utility company or municipality, or after certain events occur, depending on the terms of the applicable agreements. These events may include, but are not limited to, the connection of utilities or the issuance of bonds by the respective municipalities.

Each receivable is evaluated for collectibility at least quarterly, and allowances for potential losses are established or maintained on applicable receivables when collection becomes doubtful, taking into account historical experience, prevailing economic conditions and other relevant factors. Receivables were net of allowances for doubtful accounts of $12.2 million in 2015 and $15.3 million in 2014.

Note 6.	Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2015	2014
Homes under construction	$1,031,356	$928,272
Land under development	1,766,045	1,710,149
Land held for future development	516,346	579,966
Total	$3,313,747	$3,218,387
Homes under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs. Land development costs also include capitalized interest and real estate taxes. When home construction begins, the associated land acquisition and land development costs are included in homes under construction. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a particular community by delaying improvements for a period of time to, for instance, allow earlier phases of a long-term, multi-phase community or a neighboring community to generate sales momentum or for market conditions to improve. In some instances, we may activate or resume development activity for this inventory to accelerate sales and/or our return on investment. We have activated assets previously held for future development in certain markets as part of our strategic growth initiatives. Interest and real estate taxes are not capitalized on land held for future development.
Our interest costs were as follows (in thousands):

	Years Ended November 30,
	2015	2014	2013
Capitalized interest at beginning of year	$266,668	$216,681	$217,684
Interest incurred (a)	186,885	171,541	149,101
Interest expensed (a)	(21,856)	(30,750)	(62,690)
Interest amortized to construction and land costs (b)	(143,255)	(90,804)	(87,414)
Capitalized interest at end of year (c)	$288,442	$266,668	$216,681

(a)
Amounts for the year ended November 30, 2013 included losses on the early extinguishment of debt of $10.4 million associated with the purchase and retirement of certain senior notes ahead of their maturity.

(b)	Interest amortized to construction and land costs for the year ended November 30, 2015 included $16.4 million related to land sales during the period.

(c)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

Note 7.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future deliveries; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability. We evaluated 35, 32 and 31 communities or land parcels for recoverability during the years ended November 30, 2015, 2014 and 2013, respectively. The carrying value of those communities or land parcels evaluated was $286.3 million, $266.9 million and $146.0 million during the years ended November 30, 2015, 2014 and 2013, respectively. As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during these years were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period, if any, are counted only once for each year shown. In some cases, we have recognized inventory impairment charges for particular communities or land parcels in multiple years. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. With the undiscounted future net cash flows, we also consider recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the years ended November 30, 2015 and 2014, these expectations reflected our experience that, notwithstanding fluctuations in our company-wide net orders, backlog levels, homes delivered and housing gross profit margin, on a year-over-year basis, conditions in the markets where assessed assets were located have been generally stable or improved, with no significant deterioration identified, or projected, as to revenue and cost drivers that would prevent or otherwise impact recoverability. Based on this experience, and taking into account the generally healthy conditions in many of our served markets for new home sales, our inventory assessments as of November 30, 2015 considered an expected steady overall sales pace and average selling price performance for 2016 relative to the pace and performance in recent quarters.
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
Inventories associated with planned future land sales are stated at the lower of cost or fair value less costs to sell. The estimated fair value of such assets is generally based on an executed contract, broker quotes or similar information.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to impaired communities, other than land held for sale, written down to fair value during the years presented:

	Years Ended November 30,
Unobservable Input (a)	2015	2014	2013
Average selling price	$178,100 - $509,400	$216,100 - $316,800	$339,700
Deliveries per month	2 - 4	1 - 4	1
Discount rate	17% - 20%	17% - 19%	17%

(a)
The ranges of inputs used in each period primarily reflect differences between the housing markets where each of the impacted communities or land parcels are located, rather than fluctuations in prevailing market conditions.

Based on the results of our evaluations, we recognized inventory impairment charges of $8.0 million in 2015 related to four communities with a post-impairment fair value of $12.0 million. We decided to change our operational and marketing strategy for these communities in order to monetize our investment more quickly primarily through lowering the average selling price of these homes or by accelerating the overall timing and pace for selling, building and delivering homes on land that had been held for future development. If we change our strategy on any given asset, it is possible that we may have additional impairments in the future.
In 2014, we recognized inventory impairment charges of $37.6 million associated with eight communities or land parcels with a post-impairment fair value of $30.6 million. Of these charges, $26.6 million related to two properties, located in inland southern California and Atlanta, Georgia, where we decided to change our strategy and monetize our investment through land sales rather than build and sell homes on the parcels as previously intended. The remaining $11.0 million related to six communities primarily located in inland California and Arizona, reflecting decisions we made to monetize our investment in these land positions sooner by accelerating the overall timing and pace for selling, building and delivering homes on land that had been held for future development, and/or softening conditions in the relevant submarkets. In 2013, we recognized an inventory impairment charge of $.4 million associated with one community, with a post-impairment fair value of $1.1 million.
As of November 30, 2015, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $254.2 million, representing 28 communities and various other land parcels. As of November 30, 2014, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $266.6 million, representing 33 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.6 million corresponding to 1,166 lots in 2015, $1.8 million corresponding to 1,306 lots in 2014, and $3.2 million corresponding to 295 lots in 2013. We sometimes abandon land option contracts or other similar contracts when we have incurred costs of less than $100,000; such costs and the corresponding lots, which totaled 78 lots in 2015, 7,292 lots in 2014 and 9,406 lots in 2013, are not included in the amounts above. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
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
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures to determine whether they are VIEs and, if so, whether we are the primary beneficiary. None of our joint ventures at November 30, 2015 and 2014 were determined to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. The use of these contracts generally allows us to reduce the market risks associated with direct land ownership and development, and to reduce our capital and financial commitments, including interest and other carrying costs. Under these contracts, we typically pay a specified option or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price.
We analyze each of our land option contracts and other similar contracts to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of November 30, 2015 and 2014 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2015		November 30, 2014
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$32,436	$611,567	$10,633	$520,628
Other land option contracts and other similar contracts	22,101	576,140	22,426	437,842
Total	$54,537	$1,187,707	$33,059	$958,470
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $65.6 million at November 30, 2015 and $48.0 million at November 30, 2014. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets. We also had outstanding letters of credit of $.1 million at November 30, 2014 in lieu of cash deposits under certain land option contracts and other similar contracts. There were no such outstanding letters of credit at November 30, 2015.
We also evaluate our land option contracts and other similar contracts for financing arrangements, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $110.0 million at November 30, 2015 and $3.1 million at November 30, 2014.

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
We share in the earnings (losses) of these unconsolidated joint ventures generally in accordance with our respective equity interests. In some instances, we recognize earnings (losses) related to our investment in an unconsolidated joint venture that differ from our equity interest in the unconsolidated joint venture. This typically arises from our deferral of the unconsolidated joint venture’s earnings (losses) from land sales to us, or other items.
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2015	2014	2013
Revenues	$15,322	$12,538	$17,446
Construction and land costs	(23,123)	(10,790)	(10,709)
Other expenses, net	(3,360)	(1,476)	(4,042)
Income (loss)	$(11,161)	$272	$2,695
For the years ended November 30, 2015, 2014 and 2013, combined revenues and construction and land costs were generated primarily from land sales.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	November 30,
	2015	2014
Assets
Cash	$23,309	$23,699
Receivables	7,546	5,106
Inventories	175,196	153,427
Other assets	910	—
Total assets	$206,961	$182,232
Liabilities and equity
Accounts payable and other liabilities	$17,108	$10,824
Notes payable (a)	39,064	—
Equity	150,789	171,408
Total liabilities and equity	$206,961	$182,232

(a)
In August 2015, one of our unconsolidated joint ventures entered into a construction loan agreement with a third-party lender to finance its land development activities that is secured by the underlying property and related project assets. The unconsolidated joint venture’s outstanding secured debt is non-recourse to us and is scheduled to mature in August 2018. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2015. None of our unconsolidated joint ventures had outstanding debt at November 30, 2014.

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	November 30,
	2015	2014
Number of investments in unconsolidated joint ventures	7	6
Investments in unconsolidated joint ventures	$71,558	$79,441
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	677	618

In 2014, we sold our interest in an unconsolidated joint venture in Maryland for $10.1 million, which resulted in a gain of $3.2 million that was included in equity in income of unconsolidated joint ventures in our consolidated statement of operations for the year ended November 30, 2014.
We and our partner in the unconsolidated joint venture that entered into the construction loan agreement described above provided certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; a guaranty of interest payments on the outstanding balance of the secured debt under the construction loan agreement; and an indemnity of the lender from environmental issues. In each case, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt under the construction loan agreement. However, various financial and non-financial covenants apply with respect to the outstanding secured debt under the construction loan agreement and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of November 30, 2015, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt under the construction loan agreement is material to our consolidated financial statements.

Note 10.	Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2015	2014
Cash surrender value of insurance contracts	$67,786	$70,571
Debt issuance costs	25,408	27,082
Property and equipment, net	13,100	11,831
Prepaid expenses	6,480	5,431
Total	$112,774	$114,915

Note 11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2015	2014
Inventory-related obligations (a)	$148,887	$52,009
Employee compensation and related benefits	114,456	113,875
Self-insurance and other litigation liabilities	96,496	89,606
Accrued interest payable	62,645	63,275
Warranty liability	49,085	45,196
Customer deposits	14,563	15,197
Real estate and business taxes	14,255	13,684
Other	13,027	17,040
Total	$513,414	$409,882

(a)
Represents liabilities for inventory not owned associated with financing arrangements discussed in Note 8. Variable Interest Entities, as well as liabilities for fixed or determinable amounts associated with TIFE assessments. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.

Note 12.	Income Taxes
Income Tax Benefit (Expense). The components of the income tax benefit (expense) in our consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2015
Current	$(1,400)	$(2,000)	$(3,400)
Deferred	(35,900)	(3,100)	(39,000)
Income tax expense	$(37,300)	$(5,100)	$(42,400)
2014
Current	$100	$(1,900)	$(1,800)
Deferred	646,000	179,200	825,200
Income tax benefit	$646,100	$177,300	$823,400
2013
Current	$—	$1,600	$1,600
Deferred	—	—	—
Income tax benefit	$—	$1,600	$1,600
Our income tax expense for 2015 reflected the favorable net impact of $5.6 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective tax rate of 33.4%. The income tax benefit in 2014 was primarily due to the reversal of a substantial portion of our deferred tax asset valuation allowance at November 30, 2014. In 2013, the income tax benefit reflected the resolution of a state tax audit, which resulted in a refund receivable of $1.4 million, as well as the recognition of unrecognized tax benefits of $1.0 million, partly offset by the state tax liability of $.8 million. Due to the effects of our deferred tax asset valuation allowances and changes in our unrecognized tax benefits, our effective tax rates in 2014 and 2013 were not meaningful items as our income tax amounts were not directly correlated to our pretax income for those periods.
The tax credit impact in 2015 included energy tax credits we earned from building energy-efficient homes in 2011, 2012 and 2013, as well as from building energy-efficient homes in 2014 pursuant to the Tax Increase Prevention Act, which was enacted into law on December 19, 2014. Among other things, the law retroactively extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2014. Prior to this legislation, the tax credit expired on December 31, 2013.

Deferred Tax Assets, Net. Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2015	2014
Deferred tax liabilities:
Capitalized expenses	$110,408	$103,196
State taxes	68,866	72,258
Other	196	310
Total	179,470	175,764

Deferred tax assets:
NOLs from 2006 through 2015	423,274	459,393
Tax credits	186,169	176,234
Inventory impairments and land option contract abandonments	179,828	229,264
Employee benefits	93,395	82,776
Warranty, legal and other accruals	49,655	42,621
Capitalized expenses	34,887	24,155
Partnerships and joint ventures	18,557	15,672
Depreciation and amortization	9,146	9,022
Other	4,537	3,009
Total	999,448	1,042,146
Valuation allowance	(37,782)	(41,150)
Total	961,666	1,000,996
Deferred tax assets, net	$782,196	$825,232
Reconciliation of Expected Income Tax Benefit (Expense). The income tax benefit (expense) computed at the statutory U.S. federal income tax rate and the income tax benefit (expense) provided in our consolidated statements of operations differ as follows (dollars in thousands):

	Years Ended November 30,
	2015		2014		2013
	$	%	$	%	$	%
Income tax expense computed at statutory rate	$(44,462)	(35.0)%	$(33,232)	(35.0)%	$(13,427)	(35.0)%
Tax credits	8,220	6.5	2,884	3.0	2,675	7.0
Valuation allowance for deferred tax assets	3,356	2.6	825,232	869.1	20,673	53.9
Depreciation and amortization	3,183	2.5	15,765	16.6	4,523	11.8
Basis in joint ventures	1,617	1.3	10,441	11.0	(9,598)	(25.0)
Inventory impairments	(1,701)	(1.3)	—	—	2,827	7.4
Reserve and deferred income	(2,259)	(1.8)	—	—	(1,808)	(4.7)
NOL reconciliation	(3,379)	(2.7)	12,973	13.7	(3,806)	(9.9)
State taxes, net of federal income tax benefit	(5,155)	(4.1)	(13,907)	(14.7)	(1,947)	(5.1)
Capitalized expenses	—	—	1,249	1.3	—	—
Recognition of federal and state tax benefits	—	—	59.1		1,600	4.2
Other, net	(1,820)	(1.4)	1,936	2.1	(112)	(.3)
Income tax benefit (expense)	$(42,400)	(33.4)%	$823,400	867.2%	$1,600	4.3%

Deferred Tax Asset Valuation Allowance. We evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and conditions in the housing market and the broader economy. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets depends on applicable income tax rates.
At November 30, 2015 and 2014, we had deferred tax assets of $820.0 million and $866.4 million, respectively, that were partially offset by valuation allowances of $37.8 million and $41.2 million, respectively. The valuation allowances at November 30, 2015 and 2014 were primarily related to foreign tax credits and certain state NOLs that had not met the “more likely than not” realization standard as of those dates. As of November 30, 2015, we needed to generate approximately $2 billion of pretax income in future periods before 2035 to realize our deferred tax assets. Based on our evaluation of our deferred tax assets as of November 30, 2015, we determined that most of our deferred tax assets would be realized. We reduced our deferred tax assets and valuation allowance by $3.4 million in 2015 to account primarily for the expiration of federal tax credits and state NOLs that were not utilized.
At November 30, 2014, we determined through our evaluation process that it was more likely than not that most of our deferred tax assets would be realized. As a result, we recognized an $824.2 million income tax benefit in the fourth quarter of 2014, which included the reversal of all but $41.2 million of our deferred tax asset valuation allowance. The principal positive evidence that led us to determine at November 30, 2014 that most of our deferred tax asset valuation allowance could be reversed included our emergence from a three-year cumulative pretax loss position in 2014 as well as the underlying momentum in our business and generally improved housing market and broader economic conditions that had enabled us to achieve and maintain a three-year cumulative pretax income position as of and after the 2014 third quarter; the significant pretax income we generated during 2014 and 2013, including six consecutive quarters of pretax income as of November 30, 2014; improvement in key financial metrics in 2014 when compared to the previous year (including in our revenues; housing gross profits; selling, general and administrative expenses as a percentage of housing revenues; net orders and backlog); our expectation of future profitability; our strong financial position; significant evidence that conditions in the U.S. housing industry were more favorable than in recent years and our belief that such conditions would continue to be favorable over the long term; and our belief that we would be able to make operational adjustments to address any potential changes in market conditions to maintain long-term profitability and realize our deferred tax assets.
In 2013, we reduced the valuation allowance by $20.7 million to account for adjustments to our deferred tax assets associated with the pretax income generated during the year and the loss of state NOLs due to the expiration of the applicable statute of limitations.
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
The majority of the tax benefits associated with our NOLs can be carried forward for 20 years (as we did not have taxable income in the allowable two-year carryback period) and applied to offset future taxable income. The federal NOL carryforwards of $267.1 million, if not utilized, will begin to expire in 2030 through 2033. Depending on their applicable statutory period, the state NOL carryforwards of $156.1 million, if not utilized, will begin to expire between 2016 and 2035. During 2015, $1.7 million of state NOL carryforwards expired.
In addition, $95.5 million of our tax credits, if not utilized, will begin to expire in 2016 through 2034. Included in the $95.5 million are $3.2 million of investment tax credits, of which $2.4 million and $.8 million will expire in 2026 and 2027, respectively, as well as foreign tax credits of $14.0 million that will expire in 2016.
Unrecognized Tax Benefits. Gross unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2015	2014	2013
Balance at beginning of year	$206	$206	$1,671
Reductions due to lapse of statute of limitations	(150)	—	(1,465)
Balance at end of year	$56	$206	$206
We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for or benefit from income taxes. As of November 30, 2015, 2014 and 2013, there were $.1 million, $.1 million and $.3 million, respectively, of gross unrecognized tax benefits (including interest and penalties) that, if recognized, would affect our annual effective tax rate. Our total accrued interest and penalties related to unrecognized income tax benefits was zero at November 30, 2015 and $.1 million at November 30, 2014. Our liabilities for unrecognized tax benefits at November 30, 2015 and 2014 are included in accrued expenses and other liabilities in our consolidated balance sheets.
Included in the balance of gross unrecognized tax benefits at both November 30, 2015 and 2014 were tax positions of zero and $.2 million, respectively, for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect our annual effective tax rate, but would accelerate the payment of cash to a tax authority to an earlier period.
As of November 30, 2015, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date due to the expiration of the statute of limitations. The fiscal years ending 2012 and later remain open to federal examinations, while 2011 and later remain open to state examinations.
Notwithstanding the reversal of a substantial portion of our deferred tax asset valuation allowance at November 30, 2014, the benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2015, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Note 13.	Notes Payable
Notes payable consisted of the following (in thousands):

	November 30,
	2015	2014
Mortgages and land contracts due to land sellers and other loans (at interest rates of 4% to 7% at November 30, 2015 and 5% to 7% at November 30, 2014)	$35,664	$38,250
6 1/4% Senior notes due June 15, 2015	—	199,891
9.10% Senior notes due September 15, 2017	263,475	262,729
7 1/4% Senior notes due June 15, 2018	299,554	299,402
4.75% Senior notes due May 15, 2019	400,000	400,000
8.00% Senior notes due March 15, 2020	346,843	346,253
7.00% Senior notes due December 15, 2021	450,000	450,000
7.50% Senior notes due September 15, 2022	350,000	350,000
7.625% Senior notes due May 15, 2023	250,000	—
1.375% Convertible senior notes due February 1, 2019	230,000	230,000
Total	$2,625,536	$2,576,525
Unsecured Revolving Credit Facility. On August 7, 2015, we entered into an amendment to the Credit Facility that increased the commitment from $200.0 million to $275.0 million and extended its maturity from March 12, 2016 to August 7, 2019. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $450.0 million under certain conditions, including obtaining additional bank commitments, as well as a sublimit of $137.5 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, the LOC

Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our Leverage Ratio, as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .30% to .50% of the unused commitment, based on our Leverage Ratio. The terms of the Credit Facility require us, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2015, we had no cash borrowings and $24.3 million of letters of credit outstanding under the Credit Facility. Therefore, as of November 30, 2015, we had $250.7 million available for cash borrowings under the Credit Facility, with up to $113.2 million of that amount available for the issuance of letters of credit.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of November 30, 2015 and 2014, we had $9.1 million and $26.7 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of November 30, 2015, inventories having a carrying value of $136.1 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. Issuances of debt and equity securities under our 2014 Shelf Registration require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue equity and/or debt is subject to market conditions and other factors impacting our borrowing capacity.
Senior Notes. All of our senior notes outstanding at November 30, 2015 and 2014 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. All of our outstanding senior notes were issued in underwritten public offerings.
The key terms of each of our senior notes outstanding as of November 30, 2015 were as follows (dollars in thousands):

				Redeemable Prior to Maturity	Effective Interest Rate

Notes Payable	Principal	Issuance Date	Maturity Date
9.10% Senior notes	$265,000	July 30, 2009	September 15, 2017	Yes (a)	9.5%
7 1/4% Senior notes	300,000	April 3, 2006	June 15, 2018	Yes (a)	7.3
4.75% Senior notes	400,000	March 25, 2014	May 15, 2019	Yes (b)	4.8
8.00% Senior notes	350,000	February 7, 2012	March 15, 2020	Yes (a)	8.3
7.00% Senior notes	450,000	October 29, 2013	December 15, 2021	Yes (b)	7.0
7.50% Senior notes	350,000	July 31, 2012	September 15, 2022	Yes (a)	7.5
7.625% Senior notes	250,000	February 17, 2015	May 15, 2023	Yes (b)	7.6
1.375% Convertible senior notes	230,000	January 29, 2013	February 1, 2019	Yes (c)	1.4

(a)
At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed (exclusive of interest accrued to the applicable redemption date), discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to the applicable redemption date.

(b)
At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed (exclusive of interest accrued to the applicable redemption date), discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date, except that three months prior to the stated maturity dates for the 4.75% Senior Notes due 2019 and the 7.00% Senior Notes due 2021 and until their respective maturity, and six months prior to the stated maturity date for the 7.625% Senior Notes due 2023 and until their maturity, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus, in each case, accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date.

(c)
We may not redeem the notes prior to November 6, 2018. On or after November 6, 2018, and prior to the stated maturity date, we may, at our option, redeem all or part of the notes at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but excluding the redemption date.

If a change in control occurs as defined in the instruments governing our senior notes, we would be required to offer to purchase all of our outstanding senior notes (with the exception of the amount outstanding related to our 7 1/4% Senior Notes due 2018) at 101% of their principal amount, together with all accrued and unpaid interest, if any. If a fundamental change, as defined in the instruments governing the 1.375% Convertible Senior Notes due 2019, occurs prior to the stated maturity date, the holders may require us to purchase for cash all or any portion of their 1.375% Convertible Senior Notes due 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the fundamental change purchase date.
In 2015, we used a portion of the total net proceeds of $245.4 million from the issuance of the 7.625% Senior Notes due 2023 to retire the remaining $199.9 million in aggregate principal amount of our 6 1/4% Senior Notes due 2015 at their maturity on June 15, 2015. The remainder of the net proceeds was used for general corporate purposes, including working capital, land acquisition and land development.
In 2014, we used the $394.6 million in total net proceeds from the issuance of the 4.75% Senior Notes due 2019 together with the total net proceeds from a concurrent underwritten public offering of our common stock, which is discussed below in Note 17. Stockholders’ Equity, for general corporate purposes, including without limitation land acquisition and land development.
In 2013, we used $225.4 million of the total net proceeds from the issuance of the 7.00% Senior Notes due 2021 to purchase $215.1 million in aggregate principal amount of certain senior notes that were scheduled to mature in 2014 and 2015. The remainder of the net proceeds was used for general corporate purposes, including without limitation land acquisition and land development. We incurred a $10.4 million loss on the early extinguishment of debt in 2013 due to a premium paid under the applicable tender offers, premiums paid to redeem the applicable remaining senior notes, and the unamortized original issue discount associated with these senior notes.
In 2013, we also used the $222.7 million in total net proceeds from the issuance of the 1.375% Convertible Senior Notes due 2019 together with the total net proceeds from a concurrent underwritten public offering of our common stock, which is described in Note 17. Stockholders’ Equity, for general corporate purposes, including for investments in land and land/community development.
At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of the 1.375% Convertible Senior Notes due 2019. These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, including: subdivisions and combinations of our common stock; the issuance of stock dividends, or certain rights, options or warrants, capital stock, indebtedness, assets or cash dividends to all or substantially all holders of our common stock; and certain issuer tender or exchange offers. The conversion rate will not, however, be adjusted for other events, such as a third party tender or exchange offer or an issuance of common stock for cash or an acquisition, that may adversely affect the trading price of the notes or our common stock. On conversion, holders of the 1.375% Convertible Senior Notes due 2019 will not be entitled to receive cash in lieu of shares of our common stock, except for cash in lieu of fractional shares.
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
As of November 30, 2015, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ended November 30 as follows: 2016 — $35.7 million; 2017— $265.0 million; 2018 —$300.0 million; 2019 — $630.0 million; 2020 —$350.0 million; and thereafter —$1.05 billion.

Note 14.	Fair Value Disclosures
Fair value measurements of assets and liabilities are categorized based on the following hierarchy:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis (in thousands):

		For the Years Ended November 30,
Description	Fair Value Hierarchy	2015	2014
Inventories (a)	Level 2	$—	$6,421
Inventories (a)	Level 3	11,988	24,174

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

Inventories with a carrying value of $20.0 million were written down to their fair value of $12.0 million during the year ended November 30, 2015, resulting in inventory impairment charges of $8.0 million. Inventories with a carrying value of $68.2 million were written down to their fair value of $30.6 million during the year ended November 30, 2014, resulting in inventory impairment charges of $37.6 million.
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2015		2014
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,359,872	$2,429,850	$2,308,275	$2,468,852
Convertible senior notes	Level 2	230,000	211,313	230,000	229,713

The fair values of our senior notes and convertible senior notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, restricted cash, and mortgages and land contracts due to land sellers and other loans approximate fair values.

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
We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes or customer service practices and our warranty claims experience could have a significant impact on our actual warranty costs in future periods and such amounts could differ significantly from our current estimates.
The changes in our warranty liability are as follows (in thousands):

	Years Ended November 30,
	2015	2014	2013
Balance at beginning of year	$45,196	$48,704	$47,822
Warranties issued	23,018	18,479	14,261
Payments	(26,367)	(39,458)	(45,338)
Adjustments (a)	7,238	17,471	31,959
Balance at end of year	$49,085	$45,196	$48,704

(a)
As discussed below, adjustments in 2015 and 2014 were primarily comprised of the reclassification of estimated minimum probable recoveries to receivables. Adjustments in 2014 also included a reclassification of estimated minimum probable recoveries to establish a separate accrual for a water intrusion-related inquiry. Adjustments in 2013 were comprised of charges associated with water intrusion-related issues in central and southwest Florida.

Central and Southwest Florida Claims. Since 2012, we have received warranty claims from homeowners in certain of our communities in central and southwest Florida primarily involving framing, stucco, roofing and/or sealant matters on homes we delivered between 2003 and 2009, with many concerning water intrusion-related issues. Based on the status of our ongoing investigation and repair efforts with respect to homes affected by these water intrusion-related issues, our overall warranty liability at November 30, 2015, 2014 and 2013 included $2.2 million, $9.4 million and $28.9 million, respectively, for estimated remaining repair costs associated with (a) 69, 324 and 710 identified affected homes, respectively, and (b) similarly affected homes that we believed at each respective date may be identified in the future. The $2.2 million at November 30, 2015 encompasses what we believe to be the probable overall cost of the repair effort remaining with respect to affected homes before insurance and other recoveries. However, our actual costs to fully resolve repairs on affected homes could differ from the overall costs we have estimated depending on the identification of additional affected homes in future periods, if any, and the nature of the work that is undertaken to complete repairs on identified affected homes. In 2015, we resolved repairs on 356 identified affected homes and identified 101 additional affected homes. During 2014, we resolved repairs on 536 identified affected homes and identified 150 additional affected homes, most of which were in one attached home community. During 2013, repairs were resolved on 754 identified affected homes. We consider repairs for identified affected homes to be resolved when all repairs are completed and all repair costs are fully paid. In 2015, 2014 and 2013, we paid $8.4 million, $26.6 million and $32.7 million, respectively, to repair identified affected homes. Since first identifying affected homes in 2012, we have identified a total of 1,715 affected homes requiring more than minor repairs and resolved repairs on 1,646 of those homes through November 30, 2015. As of November 30, 2015, we had paid $71.7 million of the probable total repair costs of $73.9 million that we have estimated for the overall repair effort.
We believe it is probable that we will recover a portion of our repair costs associated with affected homes from various sources, including our insurers and independent subcontractors involved with the original construction of the homes and their insurers. In

2015 and 2014, we collected $7.0 million and $.9 million, respectively, of such recoveries. Based on a review of our estimated potential recoveries in 2015, we increased our estimate of minimum probable recoveries. As of November 30, 2015, our estimated minimum probable recoveries, net of amounts collected, totaled $20.6 million, of which $2.2 million was included as an offset to our overall warranty liability and the remainder was included in receivables. During 2014, we recorded adjustments to increase our warranty liability mainly to reflect additional affected homes identified at one attached home community and our updated estimate of repair costs on identified affected homes. We also recorded adjustments to increase our estimated minimum probable recoveries during the period based on our updated estimate of repair costs. Together, these items did not have an impact on our consolidated statement of operations for 2014. As of November 30, 2014, our estimated minimum probable recoveries, net of amounts collected, totaled $26.6 million, of which $9.4 million was included as an offset to our overall warranty liability and the remainder was included in receivables. As of November 30, 2013, our estimated minimum probable recoveries, all of which were included as an offset to our overall warranty liability, totaled $19.4 million. The estimated minimum probable recoveries pertaining to affected homes are included in receivables to the extent they exceed the estimated remaining repair costs in our overall warranty liability associated with such homes. During 2015 and 2014, we reclassified $7.2 million and $18.1 million, respectively, of estimated minimum probable recoveries that were in excess of the estimated remaining repair costs to a receivable. Our assessment of the water intrusion-related issues in central and southwest Florida, including the process of determining potentially responsible parties and our efforts to obtain recoveries, is ongoing, and as a result, our estimate of minimum probable recoveries may change as additional information is obtained.
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
Overall Warranty Liability Assessment. In assessing our overall warranty liability at a reporting date, we evaluate the costs for warranty-related items on a combined basis for all of our previously delivered homes that are under our limited warranty program, which would include homes in central and southwest Florida that have been or may in the future be identified as affected by water intrusion-related issues. Based on this evaluation, we believe our overall warranty liability as of November 30, 2015 is adequate. Depending on the number of additional homes in central and southwest Florida that are identified as affected by water intrusion-related issues, if any, and the actual costs we incur in future periods to repair such affected homes and/or homes affected by other issues, we may revise the amount of our estimated liability, which could result in an increase or decrease in our overall warranty liability. Based on our assessment of the water intrusion-related issues in central and southwest Florida, and the substantial wind down of these issues in 2015, we believe that our overall warranty liability as of November 30, 2015 is adequate to cover the estimated probable total repair costs with respect to affected homes.

Florida Attorney General’s Office Inquiry. In 2013, we were notified by the Florida Attorney General’s Office that it was making a preliminary inquiry into the status of our communities in Florida affected by water intrusion-related issues.  We established an accrual for the estimated minimum probable loss with respect to this inquiry during 2014 and increased the accrual during 2015. We anticipate that this inquiry will be resolved through an agreement with the Florida Attorney General’s Office, requiring approval by a Florida circuit court in order to become effective. We believe that the amount accrued for this matter is adequate as of November 30, 2015.
Guarantees. In the normal course of our business, we issue certain representations, warranties and guarantees related to our home and land sales. Based on historical evidence, we do not believe any potential liability with respect to these representations, warranties or guarantees would be material to our consolidated financial statements.
Self-Insurance. We maintain, and require the majority of our independent subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. In Arizona, California, Colorado and Nevada, our subcontractors’ general liability insurance primarily takes the form of a wrap-up policy, where eligible independent subcontractors are enrolled as insureds on each project. Enrolled subcontractors contribute toward the cost of the insurance and agree to pay a contractual amount in the future if there is a claim related to their work. To the extent provided under the wrap-up program, we absorb the enrolled subcontractors’ general liability associated with the work performed on our homes within the applicable projects as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary. We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of construction defect claims incurred but not yet reported.
We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our liabilities related to unpaid claims, claim adjustment expenses, third-party recoveries and incurred but not yet reported claims associated with the risks that we are assuming with respect to our self-insurance and insurance policy deductibles. Key assumptions used in these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; insurance industry practices; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Though state regulations vary, structural warranty or construction defect claims can be reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated liability relates to incurred but not yet reported claims and thus, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
The changes in our self-insurance liability were as follows (in thousands):

	Years Ended November 30,
	2015	2014	2013
Balance at beginning of year	$86,574	$92,214	$93,349
Self-insurance expense (a)	18,590	13,491	8,239
Payments, net of recoveries (b)	(22,989)	(19,131)	(9,374)
Balance at end of year	$82,175	$86,574	$92,214

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from independent subcontractors participating in the wrap-up policy.

(b)	Recoveries are reflected in the period we receive funds from independent subcontractors and/or their insurers.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2015, we had $565.4 million of performance bonds and $33.4 million of letters of credit outstanding. At November 30, 2014, we had $541.6 million of performance bonds and $26.7 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At November 30, 2015, we had total cash deposits of $54.5 million to purchase land having an aggregate purchase price of $1.19 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

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

Years Ending November 30,
2016	$7,552
2017	5,805
2018	4,924
2019	4,316
2020	3,417
Thereafter	9,442
Total minimum lease payments	$35,456
Rental expense on our operating leases was $8.5 million in 2015, $7.7 million in 2014 and $6.5 million in 2013.

Note 16.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (“Claimed Damages”). KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. On March 15, 2013, the court entered orders denying the consolidated plaintiffs’ motions for summary judgment and granting the majority of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, those for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could exceed the amount accrued by a range of zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages. The non-jury trial was originally set for September 2012 and extended multiple times by the court.  On October 28, 2015, the court scheduled a new trial date of January 12, 2016, which the court subsequently set aside and the establishment of a new date is pending.
Wage and Hour Litigation. In May 2011, a group of current and former sales representatives filed a collective action lawsuit in the United States District Court for the Southern District of Texas, Galveston Division entitled Edwards, K. v. KB Home.  The lawsuit alleged that we misclassified sales representatives and failed to pay minimum and overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07).  In September 2012, the Edwards court conditionally certified a nationwide class, and in May 2015, scheduled an initial trial involving a portion of the plaintiffs for December 2015.  In September 2013, some of the plaintiffs in the Edwards case filed a lawsuit in Los Angeles Superior Court entitled Andrea L. Bejenaru, et. al. v. KB Home, et. al.  The lawsuit alleged violations of California laws relating to overtime, meal period and rest break pay, itemized wage statements, waiting time penalties and unfair business practices for a class of sales representatives.  Although the case involved a putative class of individuals who were our sales representatives from September 2009 forward, the Bejenaru case was not certified as a class action.  In the second quarter of 2015, plaintiff representatives in the Edwards and the Bejenaru cases claimed $66 million in compensatory damages, penalties and interest, as well as injunctive relief, attorneys’ fees and costs for both matters.  On November 18, 2015, we reached a tentative mediated settlement with the plaintiff representatives in both cases that remains subject to judicial approval.  We established an accrual for these matters in 2015, and increased the accrual by an immaterial amount in the fourth quarter to reflect the tentative settlement.
San Diego Water Board Notice of Violation. In August 2015, the California Regional Water Quality Control Board, San Diego Region (“RWQCB”) issued to us and another homebuilder a Notice of Violation (“NOV”) alleging violations of the California Water Code and waste discharge prohibitions of the water quality control plan for the San Diego Region (Basin Plan). According to the NOV, the alleged violations involved the unpermitted discharge of fill material into the waters of the United States/California during the grading of a required secondary access road for a community located in San Diego County, California, which was performed pursuant to a County-issued grading permit. In its NOV, the RWQCB requested to meet with us to discuss the alleged violations as part of its process to determine whether to bring any enforcement action. We have met with the RWQCB and are currently in discussions to resolve the matters alleged in the NOV. While the ultimate outcome is uncertain, we believe that any penalties and related corrective measures the RWQCB may impose under the NOV could exceed $100,000 (the threshold for the required disclosure of this type of environmental proceeding) but they are not expected to be material to our consolidated financial statements.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2015, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

Note 17.	Stockholders’ Equity
Preferred Stock. To help protect the benefits of our NOLs, built-in losses and tax credits from the impact of an ownership change under Section 382, on January 22, 2009, we adopted a Rights Agreement dated as of that date (the “2009 Rights Agreement”), and we declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock that was payable to stockholders of record as of the close of business on March 5, 2009. Subject to the terms, provisions and conditions of the 2009 Rights Agreement, if these rights become exercisable, each right would initially represent the right to purchase from us 1/100th of a share of our Series A Participating Cumulative Preferred Stock for a purchase price of $85.00 (“Purchase Price”). If issued, each fractional share of preferred stock would generally give a stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder, including without limitation any dividend, voting or liquidation rights. The rights will not be exercisable until the earlier of (a) 10 calendar days after a public announcement by us that a person or group has become an Acquiring Person (as defined under the 2009 Rights Agreement) and (b) 10 business days after the commencement of a tender or exchange offer by a person or group if upon consummation of the offer the person or group would beneficially own 4.9% or more of our outstanding common stock.
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
At any time prior to the later of the Distribution Date and the time we publicly announce that an Acquiring Person becomes such, our board of directors may redeem all of the then-outstanding rights in whole, but not in part, at a price of $.001 per right, subject to adjustment (“Redemption Price”). The redemption will be effective immediately upon the board of directors’ action, unless the action provides that such redemption will be effective at a subsequent time or upon the occurrence or nonoccurrence of one or more specified events, in which case the redemption will be effective in accordance with the provisions of the action. Immediately upon the effectiveness of the redemption of the rights, the right to exercise the rights will terminate and the only right of the holders of rights will be to receive the Redemption Price, with interest thereon. The rights issued pursuant to the 2009 Rights Agreement will expire on the earliest of (a) the close of business on March 5, 2019, (b) the time at which the rights are redeemed, (c) the time at which the rights are exchanged, (d) the time at which our board of directors determines that a related provision in our Restated Certificate of Incorporation is no longer necessary, and (e) the close of business on the first day of a taxable year of ours to which our board of directors determines that no tax benefits may be carried forward. At our annual meeting of stockholders on April 2, 2009, our stockholders approved the 2009 Rights Agreement.
Common Stock. In 2014, we issued 7,986,111 shares of our common stock, par value $1.00 per share, in underwritten public offerings at a price of $18.00 per share. We used shares of treasury stock for the issuance and received net proceeds of $137.0 million after underwriting discounts, commissions and transaction expenses. In 2013, we issued 6,325,000 shares of our common stock, par value $1.00 per share, in an underwritten public offering at a price of $18.25 per share. We used shares of treasury stock for the issuance and received net proceeds of $109.5 million after underwriting discounts, commissions and transaction expenses.
We maintain a common stock reserve account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of their governing instruments. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at November 30, 2015 and 2014. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing these notes.
Each share of our common stock issued in the 2013 and 2014 offerings includes a preferred share purchase right associated with and subject to the terms of the Rights Agreement. Any shares of our common stock delivered upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 will also include such preferred share purchase rights.
In 2014, our board of directors amended the Director Plan to provide directors with a one-time opportunity to irrevocably elect to receive an equivalent value of shares of our common stock in lieu of the cash payments that are otherwise due upon the respective settlement of their outstanding and any future Director Plan SARs under the terms of the plan. Concurrent with the amendment of the Director Plan, for the purpose of effecting any such Director Plan SAR settlements, our board of directors authorized the repurchase of no more than 680,000 shares of our common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding Director Plan SARs. The 2014 Plan is discussed in Note 19. Employee Benefit and Stock Plans. During 2014, following the amendment of the Director Plan, directors made irrevocable elections to receive an aggregate of 679,815 shares of our common stock upon the respective settlement of their outstanding Director Plan SARs. As of November 30, 2015, we had not settled any Director Plan SARs. In addition, we had not repurchased any shares and no stock payment awards had been granted under the 2014 Plan pursuant to the respective board of directors authorizations.
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
The above-described director elections made in 2014 and 2013 changed only the method of settlement of the outstanding Director Plan SARs and stock units, respectively, and did not change any of the other terms of these awards or impact the value to the directors. As a result of the directors’ elections, the relevant outstanding Director Plan SARs and stock units were effectively converted to stock-settled awards, which are accounted for as equity awards, instead of cash-settled liability awards, thereby reducing the degree of variability in the expense associated with such stock units in future quarters.
As of November 30, 2015, we were authorized to repurchase 4,000,000 shares of our common stock under a stand-alone board-approved share repurchase program. We did not repurchase any of our common stock under this program in 2015, 2014 or 2013.
Our board of directors declared four quarterly cash dividends of $.0250 per share of common stock in 2015, 2014 and 2013. All dividends declared during 2015, 2014 and 2013 were also paid during those years.
Treasury Stock. We acquired $.6 million, $.5 million and $8.5 million of our common stock in 2015, 2014 and 2013, respectively. All of the common stock acquired in 2015 and 2014 and a portion of the common stock acquired in 2013 consisted of previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of restricted stock awards or of forfeitures of previous restricted stock awards. The common stock acquired in 2013 was primarily related to director elections in respect of outstanding stock units under the Director Plan, as described above. Treasury stock is recorded at cost. Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital. These transactions are not considered repurchases under the 4,000,000 share repurchase program described above.

Note 18.	Accumulated Other Comprehensive Loss
The following table presents the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2013	$(17,516)
Other comprehensive loss before reclassifications	(3,801)
Amounts reclassified from accumulated other comprehensive loss	1,913
Income tax expense related to items of other comprehensive income	(1,604)
Other comprehensive loss, net of tax	(3,492)
Balance at November 30, 2014	(21,008)
Other comprehensive income before reclassifications	3,745
Amounts reclassified from accumulated other comprehensive loss	2,404
Income tax expense related to items of other comprehensive income	(2,460)
Other comprehensive income, net of tax	3,689
Balance at November 30, 2015	$(17,319)
The amounts reclassified from accumulated other comprehensive loss consisted of the following (in thousands):

	Years Ended November 30,
Details About Accumulated Other Comprehensive Loss Components	2015	2014	2013
Postretirement benefit plan adjustments
Amortization of net actuarial loss	$848	$357	$1,803
Amortization of prior service cost	1,556	1,556	1,556
Total reclassifications (a)	$2,404	$1,913	$3,359

(a)	The accumulated other comprehensive loss components are included in the computation of net periodic benefit costs as further discussed in Note 20. Postretirement Benefits.
The estimated net actuarial loss and prior service cost expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 are $.1 million and $1.6 million, respectively.

Note 19.	Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (“401(k) Plan”) under which we partially match employee contributions. The aggregate cost of the 401(k) Plan to us was $4.6 million in 2015, $3.8 million in 2014 and $3.3 million in 2013. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) Plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. As of November 30, 2015, 2014 and 2013, approximately 5%, 6% and 7%, respectively, of the 401(k) Plan’s net assets were invested in our common stock.
KB Home 2014 Plan. At our Annual Meeting of Stockholders held on April 3, 2014, our stockholders approved the 2014 Plan, authorizing, among other things, the issuance for grants of stock-based awards to our employees, non-employee directors and consultants of up to 4,800,000 shares of our common stock, plus any shares that were available for grant as of April 3, 2014 under our 2010 Equity Incentive Plan (“2010 Plan”), and any shares subject to then-outstanding awards under the 2010 Plan that subsequently expire or are canceled, forfeited, tendered or withheld to satisfy tax withholding obligations with respect to full value awards, or settled for cash, subject to the terms of the 2014 Plan. No new awards may be made under the 2010 Plan. As a result, as of April 3, 2014, the 2014 Plan became our only active equity compensation plan. Under the 2014 Plan, grants of stock options and other similar awards reduce the 2014 Plan’s share capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the 2014 Plan’s share capacity on a 1.78-for-1 basis. In addition, subject to the 2014 Plan’s terms and conditions, a stock-based award may also be granted under the 2014 Plan to replace an outstanding award granted under another plan of ours (subject to the terms of such other plan) with terms substantially identical to those of the award being replaced.
The 2014 Plan provides that stock options and SARs may be awarded for periods of up to 10 years. The 2014 Plan also enables us to grant cash bonuses and other stock-based awards. As of November 30, 2015, 2014, and 2013, in addition to awards outstanding under the 2014 Plan, we had awards outstanding under the 2010 Plan and our Amended and Restated 1999 Incentive Plan, both of which provided for generally the same types of awards as the 2014 Plan. We also had awards outstanding under our Performance-Based Incentive Plan for Senior Management, which provided for generally the same types of awards as the 2014 Plan, but stock option awards granted under this plan had terms of up to 15 years.
Stock-Based Compensation. With the approval of the management development and compensation committee, consisting entirely of independent members of our board of directors, we have provided compensation benefits to certain of our employees in the form of stock options, restricted stock, PSUs and SARs. Certain stock-based compensation benefits are also provided to our non-employee directors pursuant to the Director Plan. Compensation expense related to equity-based awards is included in selling, general and administrative expenses in our consolidated statements of operations.
The following table presents our stock-based compensation expense (in thousands):

	Years Ended November 30,
	2015	2014	2013
Stock options (a)	$7,576	$3,024	$2,285
Restricted stock	2,499	1,750	1,365
PSUs	5,404	3,699	2,049
Director awards	1,664	(91)	4,023
Total	$17,143	$8,382	$9,722

(a)	Compensation expense associated with stock options accelerated in 2015 as a result of retirement provisions being met for certain stock option recipients.
Stock Options. Stock option transactions are summarized as follows:

	Years Ended November 30,
	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	11,735,042	$20.45	10,531,938	$21.11	10,105,546	$21.27
Granted	1,262,000	14.92	1,273,647	14.62	550,000	16.63
Exercised	(76,164)	9.69	(36,665)	7.92	(118,208)	13.46
Cancelled	(285,234)	45.80	(33,878)	20.25	(5,400)	24.24
Options outstanding at end of year	12,635,644	$19.39	11,735,042	$20.45	10,531,938	$21.11
Options exercisable at end of year	10,389,722	$20.35	10,103,739	$21.32	9,414,935	$22.26
Options available for grant at end of year	1,544,195		3,514,077		746,043
The total intrinsic value of stock options exercised was $.4 million for the year ended November 30, 2015, $.3 million for the year ended November 30, 2014 and $1.2 million for the year ended November 30, 2013. The aggregate intrinsic value of stock options outstanding was $16.4 million, $35.8 million and $32.3 million at November 30, 2015, 2014 and 2013, respectively. The intrinsic value of stock options exercisable was $16.4 million at November 30, 2015, $31.7 million at November 30, 2014, and $25.5 million at November 30, 2013. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.
Stock options outstanding and stock options exercisable at November 30, 2015 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 6.32 to $11.06	2,771,667	$8.33	5.4	2,771,667	$8.33
$11.07 to $14.95	3,166,036	14.49	7.7	1,088,448	13.89
$14.96 to $19.90	2,652,671	17.31	4.2	2,484,337	17.35
$19.91 to $33.92	2,092,746	26.99	2.1	2,092,746	26.99
$33.93 to $69.63	1,952,524	37.73	2.6	1,952,524	37.73
$ 6.32 to $69.63	12,635,644	$19.39	4.7	10,389,722	$20.35	3.8
The weighted average grant date fair value of stock options granted in 2015, 2014 and 2013 was $5.49, $5.07 and $6.96, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended November 30,
	2015	2014	2013
Risk-free interest rate	1.4%	1.6%	1.3%
Expected volatility factor	43.6%	41.0%	52.3%
Expected dividend yield	.7%	.7%	.6%
Expected term	5 years	5 years	5 years
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

As of November 30, 2015, there was $5.0 million of total unrecognized stock-based compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.7 years.
We record proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax shortfalls of $1.7 million in 2015, $1.2 million in 2014 and $.7 million in 2013 resulting from the cancellation of stock awards were reflected in paid-in capital. In 2015, the consolidated statement of cash flows reflected $.2 million excess tax benefit associated with the exercise of stock options. In 2014 and 2013, the consolidated statement of cash flows reflected no excess tax benefit associated with the exercise of stock options.
Restricted Stock. From time to time, we grant restricted stock to various employees as a compensation benefit. During the restriction periods, these employees are entitled to vote and to receive cash dividends on such shares. The restrictions imposed with respect to the shares granted generally lapse over periods of three years if certain conditions are met.
Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2015		2014		2013
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	355,294	$15.81	219,628	$16.23	229,724	$15.81
Granted	285,006	15.19	219,835	15.34	88,000	17.50
Vested	(204,663)	14.83	(73,908)	16.52	(91,312)	15.18
Cancelled	(18,660)	15.45	(10,261)	18.55	(6,784)	17.24
Outstanding at end of year	416,977	$15.88	355,294	$15.81	219,628	$16.23
As of November 30, 2015, we had $4.7 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units. On October 8, 2015, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of our common stock (“Award Shares”). Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2015 and ending on November 30, 2018, specified levels of (a) adjusted cumulative earnings per share (b) average adjusted return on invested capital and (c) revenue growth performance relative to a peer group of high-production public homebuilding companies. The grant date fair value of each such PSU was $14.92. On October 9, 2014, we granted PSUs to certain employees with similar terms as the 2015 PSU grants, except that the applicable performance period commenced on December 1, 2014 and ends on November 30, 2017. The grant date fair value of each such 2014 PSU was $14.62. On October 10, 2013, we granted PSUs to certain employees with similar terms as the 2015 PSU grants, except that the applicable performance period commenced on December 1, 2013 and ends on November 30, 2016 and the applicable performance measures are specified levels of (a) average return on equity performance and (b) revenue growth performance relative to a peer group of high-production public homebuilding companies. The grant date fair value of each such 2013 PSU was $16.63.
PSU transactions are summarized as follows:

	Years Ended November 30,
	2015		2014		2013
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	628,209	$15.70	385,049	$16.39	227,049	$16.23
Granted	192,000	14.92	243,160	14.62	158,000	16.63
Outstanding at end of year	820,209	$15.52	628,209	$15.70	385,049	$16.39

The number of shares of our common stock actually granted to a recipient, if any, when a PSU vests will depend on the degree of achievement of the applicable performance measures during the applicable three-year period. The PSUs have no dividend or voting rights during the performance period. Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability of achievement with respect to the applicable performance measures. At November 30, 2015, we had $9.8 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Stock Appreciation Rights. In 2008, we granted SARs to various employees. These cash-settled awards have been accounted for as liabilities in our consolidated financial statements. Each SAR represents a right to receive a cash payment equal to the positive difference, if any, between the grant price and the market value of a share of our common stock on the date of exercise. The SARs vested in equal annual installments over three years. At November 30, 2015, 2014 and 2013, we had 29,939 SARs outstanding, which are fully vested and will expire in July 2017.
Director Awards. We have granted Director Plan SARs and stock units to our non-employee directors pursuant to the terms of the Director Plan and elections made by each director. All of these stock-settled awards were fully vested as of November 30, 2015. Director Plan SARs have terms of up to 15 years and may be exercised when the director leaves the board or sooner if stock ownership requirements have been met, while each stock unit may be settled for one share of common stock only when the director leaves the board. All Director Plan SARs were granted at an exercise price equal to the closing price of our common stock on the date of grant. As of November 30, 2015, 2014 and 2013, our non-employee directors had 452,983, 452,983 and 388,884, respectively, of outstanding Director Plan SARs and 419,962, 358,404 and 322,379, respectively, of outstanding stock units. In addition, we granted common stock to our non-employee directors pursuant to the Director Plan and elections made by each director. Such common stock was issued to the applicable recipients on the date of grant and is unrestricted.
Grantor Stock Ownership Trust. We have a grantor stock ownership trust (“Trust”), administered by a third-party trustee, that holds and distributes the shares of common stock acquired to support certain employee compensation and employee benefit obligations under our existing stock option plan, the 401(k) Plan and other employee benefit plans. The existence of the Trust has no impact on the amount of benefits or compensation that is paid under these plans.
For financial reporting purposes, the Trust is consolidated with us, and therefore any dividend transactions between us and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price on the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings per share. The Trust held 10,135,461 and 10,335,461 shares of common stock at November 30, 2015 and 2014, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 20.	Postretirement Benefits
We have a supplemental non-qualified, unfunded retirement plan, the KB Home Retirement Plan (“Retirement Plan”), effective as of July 11, 2002, pursuant to which we have offered to pay supplemental pension benefits to certain designated individuals (consisting of current and former employees) in connection with their retirement. The Retirement Plan was closed to new participants in 2004. We also have an unfunded death benefit plan, the KB Home Death Benefit Only Plan (“DBO Plan”), implemented on November 1, 2001, for certain designated individuals (consisting of current and former employees). The DBO Plan was closed to new participants in 2006.
In connection with these plans, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the plans are held by a trust. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors, as applicable, are realized. The cash surrender value of the Retirement Plan life insurance contracts was $45.7 million at November 30, 2015 and $48.1 million at November 30, 2014. We recognized an investment loss on the cash surrender value of the Retirement Plan life insurance contracts of $1.3 million in 2015, and investment gains of $1.8 million in 2014 and $3.1 million in 2013. In 2015, 2014, and 2013, we paid $1.4 million, $1.2 million and $1.1 million, respectively, in benefits under the Retirement Plan to eligible former employees. The cash surrender value of the DBO Plan life insurance contracts was $16.8 million at November 30, 2015 and $17.1 million at November 30, 2014. We recognized an investment loss on the cash surrender value of the DBO Plan life insurance contracts of $.3 million in 2015, and investment gains of $.7 million in 2014 and $1.4 million in 2013. We have not paid out any benefits under the DBO Plan.
The net periodic benefit cost of our Retirement Plan and DBO Plan consisted of the following (in thousands):

	Years Ended November 30,
	2015	2014	2013
Interest cost	$2,270	$2,456	$2,078
Amortization of prior service cost	1,556	1,556	1,556
Service cost	1,142	1,184	1,504
Amortization of net actuarial loss	848	357	1,803
Total	$5,816	$5,553	$6,941
The liabilities related to these plans were $60.8 million at November 30, 2015 and $62.6 million at November 30, 2014, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2015 and 2014, the discount rates we used for the plans were 3.6% and 3.5%, respectively.
Benefit payments under our Retirement Plan and DBO Plan are expected to be paid during each year ended November 30 as follows: 2016 — $1.7 million; 2017 — $1.8 million; 2018 — $2.7 million; 2019 — $3.2 million; 2020 — $3.4 million; and for the five years ended November 30, 2025 — $19.2 million in the aggregate.

Note 21.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2015	2014	2013
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$559,042	$356,366	$530,095
Financial services	1,299	2,402	2,428
Total	$560,341	$358,768	$532,523
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$22,486	$13,037	$64,520
Income taxes paid	3,612	1,619	800
Income taxes refunded	11	1,728	61
Supplemental disclosure of noncash activities:
Reclassification of warranty recoveries to receivables	$7,238	$18,110	$—
Increase (decrease) in consolidated inventories not owned	106,807	(5,755)	4,798
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	12,705	90,115	—
Inventories and inventory-related obligations associated with TIFE assessments tied to distribution of land from an unconsolidated joint venture	—	33,197	—
Inventories acquired through seller financing	20,291	61,553	27,600
Conversion of liability awards to equity awards	—	6,455	8,346

Note 22.	Supplemental Guarantor Information
Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”). The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. Pursuant to the terms of the indenture governing the senior notes and the terms of the Credit Facility, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X (as in effect on June 1, 1996) using a 5% rather than a 10% threshold (provided that the assets of our non-guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets), it will be automatically and unconditionally released and discharged from its guaranty of the senior notes and the Credit Facility so long as all guarantees by such Guarantor Subsidiary of any other of our or our subsidiaries’ indebtedness are terminated at or prior to the time of such release. We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.
The supplemental financial information for all periods presented below reflects those subsidiaries that were Guarantor Subsidiaries as of November 30, 2015.

Condensed Consolidating Statements of Operations (in thousands)

	Year Ended November 30, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$2,653,372	$378,658	$—	$3,032,030
Homebuilding:
Revenues	$—	$2,653,372	$367,615	$—	$3,020,987
Construction and land costs	—	(2,209,472)	(329,896)	—	(2,539,368)
Selling, general and administrative expenses	(86,053)	(213,292)	(43,653)	—	(342,998)
Operating income (loss)	(86,053)	230,608	(5,934)	—	138,621
Interest income	451	6	1	—	458
Interest expense	(180,701)	(6,184)	—	165,029	(21,856)
Intercompany interest	289,727	(109,208)	(15,490)	(165,029)	—
Equity in loss of unconsolidated joint ventures	—	(1,803)	(1)	—	(1,804)
Homebuilding pretax income (loss)	23,424	113,419	(21,424)	—	115,419
Financial services pretax income	—	—	11,624	—	11,624
Total pretax income (loss)	23,424	113,419	(9,800)	—	127,043
Income tax benefit (expense)	2,000	(42,700)	(1,700)	—	(42,400)
Equity in net income of subsidiaries	59,219	—	—	(59,219)	—
Net income (loss)	$84,643	$70,719	$(11,500)	$(59,219)	$84,643

	Year Ended November 30, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$2,031,564	$369,385	$—	$2,400,949
Homebuilding:
Revenues	$—	$2,031,564	$358,079	$—	$2,389,643
Construction and land costs	—	(1,673,916)	(311,735)	—	(1,985,651)
Selling, general and administrative expenses	(68,717)	(176,795)	(42,511)	—	(288,023)
Operating income (loss)	(68,717)	180,853	3,833	—	115,969
Interest income	432	9	2	—	443
Interest expense	(165,485)	(6,056)	—	140,791	(30,750)
Intercompany interest	287,017	(127,191)	(19,035)	(140,791)	—
Equity in income (loss) of unconsolidated joint ventures	—	(2,549)	3,290	—	741
Homebuilding pretax income (loss)	53,247	45,066	(11,910)	—	86,403
Financial services pretax income	—	—	8,546	—	8,546
Total pretax income (loss)	53,247	45,066	(3,364)	—	94,949
Income tax benefit	215,691	551,203	56,506	—	823,400
Equity in net income of subsidiaries	649,411	—	—	(649,411)	—
Net income	$918,349	$596,269	$53,142	$(649,411)	$918,349

	Year Ended November 30, 2013
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,792,040	$305,090	$—	$2,097,130
Homebuilding:
Revenues	$—	$1,792,040	$292,938	$—	$2,084,978
Construction and land costs	—	(1,480,822)	(256,264)	—	(1,737,086)
Selling, general and administrative expenses	(60,545)	(151,923)	(43,340)	—	(255,808)
Operating income (loss)	(60,545)	159,295	(6,666)	—	92,084
Interest income	768	18	6	—	792
Interest expense	(143,902)	(5,199)	—	86,411	(62,690)
Intercompany interest	203,096	(102,172)	(14,513)	(86,411)	—
Equity in income (loss) of unconsolidated joint ventures	—	(2,503)	496	—	(2,007)
Homebuilding pretax income (loss)	(583)	49,439	(20,677)	—	28,179
Financial services pretax income	—	—	10,184	—	10,184
Total pretax income (loss)	(583)	49,439	(10,493)	—	38,363
Income tax benefit (expense)	100	1,800	(300)	—	1,600
Equity in net income of subsidiaries	40,446	—	—	(40,446)	—
Net income (loss)	$39,963	$51,239	$(10,793)	$(40,446)	$39,963

Condensed Consolidating Statements of Comprehensive Income (Loss) (in thousands)

	Year Ended November 30, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$84,643	$70,719	$(11,500)	$(59,219)	$84,643
Other comprehensive income:
Postretirement benefit plan adjustments	6,149	—	—	—	6,149
Other comprehensive income before tax	6,149	—	—	—	6,149
Income tax expense related to items of other comprehensive income	(2,460)	—	—	—	(2,460)
Other comprehensive income, net of tax	3,689	—	—	—	3,689
Comprehensive income (loss)	$88,332	$70,719	$(11,500)	$(59,219)	$88,332

	Year Ended November 30, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income	$918,349	$596,269	$53,142	$(649,411)	$918,349
Other comprehensive loss:
Postretirement benefit plan adjustments	(1,888)	—	—	—	(1,888)
Other comprehensive loss before tax	(1,888)	—	—	—	(1,888)
Income tax expense related to items of other comprehensive income	(1,604)	—	—	—	(1,604)
Other comprehensive loss, net of tax	(3,492)	—	—	—	(3,492)
Comprehensive income	$914,857	$596,269	$53,142	$(649,411)	$914,857

	Year Ended November 30, 2013
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$39,963	$51,239	$(10,793)	$(40,446)	$39,963
Other comprehensive income:
Postretirement benefit plan adjustments	10,442	—	—	—	10,442
Other comprehensive income, net of tax	10,442	—	—	—	10,442
Comprehensive income (loss)	$50,405	$51,239	$(10,793)	$(40,446)	$50,405

Condensed Consolidating Balance Sheets (in thousands)

	November 30, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$444,850	$98,281	$15,911	$—	$559,042
Restricted cash	9,344	—	—	—	9,344
Receivables	39	148,338	4,305	—	152,682
Inventories	—	2,979,617	334,130	—	3,313,747
Investments in unconsolidated joint ventures	—	69,057	2,501	—	71,558
Deferred tax assets, net	190,770	501,454	89,972	—	782,196
Other assets	97,590	11,783	3,401	—	112,774
	742,593	3,808,530	450,220	—	5,001,343
Financial services	—	—	14,028	—	14,028
Intercompany receivables	3,627,150	—	102,103	(3,729,253)	—
Investments in subsidiaries	39,383	—	—	(39,383)	—
Total assets	$4,409,126	$3,808,530	$566,351	$(3,768,636)	$5,015,371
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$136,352	$442,529	$118,303	$—	$697,184
Notes payable	2,564,762	60,774	—	—	2,625,536
	2,701,114	503,303	118,303	—	3,322,720
Financial services	—	—	1,817	—	1,817
Intercompany payables	17,178	3,305,227	406,848	(3,729,253)	—
Stockholders’ equity	1,690,834	—	39,383	(39,383)	1,690,834
Total liabilities and stockholders’ equity	$4,409,126	$3,808,530	$566,351	$(3,768,636)	$5,015,371

	November 30, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$303,280	$37,112	$15,974	$—	$356,366
Restricted cash	27,235	—	—	—	27,235
Receivables	15	120,857	4,616	—	125,488
Inventories	—	2,847,415	370,972	—	3,218,387
Investments in unconsolidated joint ventures	—	76,940	2,501	—	79,441
Deferred tax assets, net	215,923	552,653	56,656	—	825,232
Other assets	99,099	13,136	2,680	—	114,915
	645,552	3,648,113	453,399	—	4,747,064
Financial services	—	—	10,486	—	10,486
Intercompany receivables	3,582,612	—	112,919	(3,695,531)	—
Investments in subsidiaries	39,356	—	—	(39,356)	—
Total assets	$4,267,520	$3,648,113	$576,804	$(3,734,887)	$4,757,550
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$138,298	$317,550	$126,750	$—	$582,598
Notes payable	2,513,165	63,360	—	—	2,576,525
	2,651,463	380,910	126,750	—	3,159,123
Financial services	—	—	2,517	—	2,517
Intercompany payables	20,147	3,267,203	408,181	(3,695,531)	—
Stockholders’ equity	1,595,910	—	39,356	(39,356)	1,595,910
Total liabilities and stockholders’ equity	$4,267,520	$3,648,113	$576,804	$(3,734,887)	$4,757,550

Condensed Consolidating Statements of Cash Flows (in thousands)

	Year Ended November 30, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$44,422	$125,068	$11,695	$—	$181,185
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(20,625)	(1)	—	(20,626)
Return of investments in unconsolidated joint ventures	—	14,000	—	—	14,000
Purchases of property and equipment, net	(2,890)	(1,704)	(83)	—	(4,677)
Intercompany	45,470	—	—	(45,470)	—
Net cash provided by (used in) investing activities	42,580	(8,329)	(84)	(45,470)	(11,303)
Cash flows from financing activities:
Change in restricted cash	17,891	—	—	—	17,891
Proceeds from issuance of debt	250,000	—	—	—	250,000
Payment of debt issuance costs	(4,561)	—	—	—	(4,561)
Repayment of senior notes	(199,906)	—	—	—	(199,906)
Payments on mortgages and land contracts due to land sellers and other loans	—	(22,877)	—	—	(22,877)
Issuance of common stock under employee stock plans	740	—	—	—	740
Excess tax benefits from stock-based compensation	157	—	—	—	157
Payments of cash dividends	(9,186)	—	—	—	(9,186)
Stock repurchases	(567)	—	—	—	(567)
Intercompany	—	(32,693)	(12,777)	45,470	—
Net cash provided by (used in) financing activities	54,568	(55,570)	(12,777)	45,470	31,691
Net increase (decrease) in cash and cash equivalents	141,570	61,169	(1,166)	—	201,573
Cash and cash equivalents at beginning of year	303,280	37,112	18,376	—	358,768
Cash and cash equivalents at end of year	$444,850	$98,281	$17,210	$—	$560,341

	Year Ended November 30, 2014
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$82,629	$(643,702)	$(69,618)	$—	$(630,691)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(48,846)	(251)	—	(49,097)
Proceeds from sale of investment in unconsolidated joint venture	—	—	10,110	—	10,110
Purchases of property and equipment, net	(208)	(4,412)	(1,175)	—	(5,795)
Intercompany	(794,624)	—	—	794,624	—
Net cash provided by (used in) investing activities	(794,832)	(53,258)	8,684	794,624	(44,782)
Cash flows from financing activities:
Change in restricted cash	14,671	—	—	—	14,671
Proceeds from issuance of debt	400,000	—	—	—	400,000
Payment of debt issuance costs	(5,448)	—	—	—	(5,448)
Payments on mortgages and land contracts due to land sellers and other loans	—	(36,918)	—	—	(36,918)
Proceeds from issuance of common stock, net	137,045	—	—	—	137,045
Issuance of common stock under employee stock plans	1,896	—	—	—	1,896
Payments of cash dividends	(8,982)	—	—	—	(8,982)
Stock repurchases	(546)	—	—	—	(546)
Intercompany	—	733,033	61,591	(794,624)	—
Net cash provided by financing activities	538,636	696,115	61,591	(794,624)	501,718
Net increase (decrease) in cash and cash equivalents	(173,567)	(845)	657	—	(173,755)
Cash and cash equivalents at beginning of year	476,847	37,957	17,719	—	532,523
Cash and cash equivalents at end of year	$303,280	$37,112	$18,376	$—	$358,768

	Year Ended November 30, 2013
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$4,795	$(457,390)	$9,109	$—	$(443,486)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(9,334)	(5,025)	—	(14,359)
Purchases of property and equipment, net	(519)	(1,254)	(618)	—	(2,391)
Intercompany	(517,803)	—	—	517,803	—
Net cash used in investing activities	(518,322)	(10,588)	(5,643)	517,803	(16,750)
Cash flows from financing activities:
Change in restricted cash	456	—	—	—	456
Proceeds from issuance of debt	680,000	—	—	—	680,000
Payment of debt issuance costs	(16,525)	—	—	—	(16,525)
Repayment of senior notes	(225,394)	—	—	—	(225,394)
Payments on mortgages and land contracts due to land sellers and other loans	—	(66,296)	—	—	(66,296)
Proceeds from issuance of common stock, net	109,503	—	—	—	109,503
Issuance of common stock under employee stock plans	2,181	—	—	—	2,181
Payments of cash dividends	(8,366)	—	—	—	(8,366)
Stock repurchases	(8,488)	—	—	—	(8,488)
Intercompany	—	523,013	(5,210)	(517,803)	—
Net cash provided by (used in) financing activities	533,367	456,717	(5,210)	(517,803)	467,071
Net increase (decrease) in cash and cash equivalents	19,840	(11,261)	(1,744)	—	6,835
Cash and cash equivalents at beginning of year	457,007	49,218	19,463	—	525,688
Cash and cash equivalents at end of year	$476,847	$37,957	$17,719	$—	$532,523

Note 23.	Quarterly Results (unaudited)
The following tables present our consolidated quarterly results for the years ended November 30, 2015 and 2014 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Revenues	$580,121	$622,969	$843,157	$985,783
Gross profits	86,739	97,631	133,099	171,482
Pretax income	10,499	12,673	33,954	69,917
Net income	7,799	9,573	23,254	44,017
Earnings per share:
Basic	$.08	$.10	$.25	$.48
Diluted	$.08	$.10	$.23	$.43

2014
Revenues	$450,687	$565,007	$589,214	$796,041
Gross profits	80,561	107,595	108,931	114,765
Pretax income	10,763	26,924	28,661	28,601
Net income	10,563	26,624	28,361	852,801
Earnings per share:
Basic	$.13	$.30	$.31	$9.25
Diluted	$.12	$.27	$.28	$8.36
Gross profits in the fourth quarter of 2014 included inventory impairment charges of $34.2 million. Pretax income in the first quarter of 2014 included a $3.2 million gain on the sale of our interest in an unconsolidated joint venture. Net income in the fourth quarter of 2014 included the impact of an $825.2 million deferred tax asset valuation allowance reversal.
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Note 24.	Subsequent Event
On January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 4,000,000 shares that remained under the prior board-approved share repurchase program. The amount and timing of shares purchased under this 10,000,000 share repurchase program will be subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by the board of directors. As of January 22, 2016, we had repurchased 3,025,000 shares of our common stock pursuant to this authorization, at a total cost of $30.5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of KB Home:
We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KB Home’s internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated January 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
January 22, 2016

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our President and Chief Executive Officer (“Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2015.
Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2015, which is presented below.

(b)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KB Home:
We have audited KB Home’s internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2015 and our report dated January 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
January 22, 2016

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information for this item for executive officers is provided above in the “Executive Officers of the Registrant” section in this report. Except as stated below, the other information for this item will be provided in the “Corporate Governance and Board Matters” and “Election of Directors” sections in our Proxy Statement for our 2016 Annual Meeting of Stockholders (“2016 Proxy Statement”) and is incorporated herein by this reference.
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
Corporate Governance Principles
We have adopted corporate governance principles, which are available on our investor relations website. Stockholders may request a free copy of the corporate governance principles from the address, phone number and e-mail address stated above under “Ethics Policy.”

Item 11.	EXECUTIVE COMPENSATION
The information for this item will be provided in the “Corporate Governance and Board Matters” and “Executive Compensation” sections in our 2016 Proxy Statement and is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information for this item will be provided in the“Ownership of KB Home Securities” section in our 2016 Proxy Statement and is incorporated herein by this reference.
The following table presents information as of November 30, 2015 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	12,635,644	$19.39	1,544,195
Equity compensation plans not approved by stockholders	—	—	—	(1)
Total	12,635,644	$19.39	1,544,195

(1)
Represents a prior non-employee directors compensation plan under which our non-employee directors received Director Plan SARs, which were initially granted as cash-settled instruments. As discussed in Note 17. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, all non-employee directors serving on our board of directors have elected to receive shares of our common stock in settlement of their Director Plan SARs under the terms of the plan. In August 2014, our board of directors authorized the repurchase of shares of our common stock, and also authorized potential future grants of stock payment awards under the 2014 Plan, in each case solely as necessary for such non-employee director elections in respect of outstanding Director Plan SARs; however, as of the date of this report, no shares of our common stock have been repurchased and no stock payment awards have been made pursuant to these authorizations. We consider this non-employee director compensation plan as having no available capacity to issue shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information for this item will be provided in the “Corporate Governance and Board Matters” and “Other Matters” sections in our 2016 Proxy Statement and is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information for this item will be provided in the “Independent Auditor Fees and Services” section in our 2016 Proxy Statement and is incorporated herein by this reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     1.    Financial Statements
Reference is made to the index set forth on page 53 of this Annual Report on Form 10-K.
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

4.4
Sixth Supplemental Indenture, dated as of January 30, 2012, relating to our Senior Notes by and between us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated February 2, 2012 (File No. 001-09195), is incorporated by reference herein.

4.5
Seventh Supplemental Indenture, dated as of January 11, 2013, relating to our Senior Notes by and among us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated January 11, 2013 (File No. 001-09195), is incorporated by reference herein.

4.6	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 2, 2005 (File No. 001-09195), is incorporated by reference herein.

4.7
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 2, 2005 (File No. 001-09195), is incorporated by reference herein.

4.8	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 27, 2005 (File No. 001-09195), is incorporated by reference herein.

4.9
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 27, 2005 (File No. 001-09195), is incorporated by reference herein.

4.10	Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to our Current Report on Form 8-K dated April 3, 2006 (File No. 001-09195), is incorporated by reference herein.

4.11
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to our Current Report on Form 8-K dated April 3, 2006 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description

4.12	Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to our Current Report on Form 8-K dated July 30, 2009 (File No. 001-09195), is incorporated by reference herein.

4.13
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to our Current Report on Form 8-K dated July 30, 2009 (File No. 001-09195), is incorporated by reference herein.

4.14	Specimen of 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.15
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.16	Specimen of 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

4.17
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

4.18
Form of officers’ certificate and guarantors’ officers’ certificates establishing the form and terms of the 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated January 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.19	Form of 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated January 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.20
Form of supplemental officers’ certificate and guarantors’ officers’ certificates establishing the form and terms of the 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 (File No. 001-09195), is incorporated by reference herein.

4.21
Eighth Supplemental Indenture, dated as of March 12, 2013, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 (File No. 001-09195), is incorporated by reference herein.

4.22	Specimen of 7.00% Senior Notes due 2021, filed as an exhibit to our Current Report on Form 8-K dated October 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.23
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.00% Senior Notes due 2021, filed as an exhibit to our Current Report on Form 8-K dated October 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.24
Ninth Supplemental Indenture, dated as of February 28, 2014, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Post-Effective Amendment No. 4 to Form S-3 Registration Statement (No. 333-176930), is incorporated by reference herein.

4.25	Specimen of 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

4.26
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

4.27	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

4.28
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description

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

10.8*
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

10.10*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.11*	Form of Stock Option Agreement under our 2001 Stock Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

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

10.14*
KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.15*	KB Home Death Benefit Only Plan, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.16*
Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.17*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.18*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated March 6, 2007 (File No. 001-09195), is incorporated by reference herein.

10.19*
Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description

10.20*
Form of Stock Option Agreement under the Employment Agreement between us and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated July 18, 2007 (File No. 001-09195), is incorporated by reference herein.

10.21*
Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 (File No. 001-09195), is incorporated by reference herein.

10.22*
Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to our Current Report on Form 8-K dated July 15, 2008 (File No. 001-09195), is incorporated by reference herein.

10.23*	KB Home Executive Severance Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 (File No. 001-09195), is incorporated by reference herein.

10.24
Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 (File No. 001-09195), is incorporated by reference herein.

10.25	Form of Indemnification Agreement, filed as an exhibit to our Current Report on Form 8-K dated April 2, 2010 (File No. 001-09195), is incorporated by reference herein.

10.26*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 (File No. 001-09195), is incorporated by reference herein.

10.27*
Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.28*
Form of Restricted Stock Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.29*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2010 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.30*
Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.31*	Executive Severance Benefit Decisions, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.32	Consensual agreement effective June 10, 2011, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No. 001-09195), is incorporated by reference herein.

10.33*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.34*
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

10.36*	Form of KB Home 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement, filed as an exhibit to our 2012 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.37*	KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 (File No. 001-09195), is incorporated by reference herein.

10.38*
Amendment to Amended and Restated KB Home 1999 Incentive Plan Non-Qualified Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description

10.39*
Amendment to KB Home 2001 Stock Incentive Plan Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.40*
Amendment to KB Home Performance Based Incentive Plan for Senior Management Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.41*
Form of Stock Option Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.42*
Form of Performance-Based Restricted Stock Unit Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.43*
Form of Performance Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.44*
Form of Restricted Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.45
Fourth Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of October 9, 2014, filed as an exhibit to our 2014 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.46
Amended and Restated Revolving Loan Agreement, dated as of August 7, 2015, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 (File No. 001-09195), is incorporated by reference herein.

10.47*†	Form of Restricted Stock Agreement under the KB Home 2014 Equity Incentive Plan.

12.1†	Computation of Ratio of Earnings to Fixed Charges.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the years ended November 30, 2015, 2014 and 2013, (b) Consolidated Statements of Comprehensive Income for the Years Ended November 30, 2015, 2014 and 2013, (c) Consolidated Balance Sheets as of November 30, 2015 and 2014, (d) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2015, 2014 and 2013, (e) Consolidated Statements of Cash Flows for the years ended November 30, 2015, 2014 and 2013, and (f) the Notes to Consolidated Financial Statements.

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
Date: January 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JEFFREY T. MEZGER	Director, President and Chief Executive Officer (Principal Executive Officer)	January 22, 2016
Jeffrey T. Mezger

/S/ JEFF J. KAMINSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 22, 2016
Jeff J. Kaminski

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 22, 2016
William R. Hollinger

/S/ STEPHEN F. BOLLENBACH	Chairman of the Board and Director	January 22, 2016
Stephen F. Bollenbach

/S/ TIMOTHY W. FINCHEM	Director	January 22, 2016
Timothy W. Finchem

/S/ THOMAS W. GILLIGAN	Director	January 22, 2016
Thomas W. Gilligan

/S/ KENNETH M. JASTROW, II	Director	January 22, 2016
Kenneth M. Jastrow, II

/S/ ROBERT L. JOHNSON	Director	January 22, 2016
Robert L. Johnson

/S/ MELISSA LORA	Director	January 22, 2016
Melissa Lora

/s/ ROBERT L. PATTON JR.	Director	January 22, 2016
Robert L. Patton Jr.

/S/ MICHAEL M. WOOD	Director	January 22, 2016
Michael M. Wood

LIST OF EXHIBITS FILED

Exhibit Number	Description	Sequential Page Number

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K dated April 7, 2009 (File No. 001-09195), is incorporated by reference herein.

3.2	Amended and Restated By-Laws of KB Home, filed as an exhibit to our Current Report on Form 8-K dated July 18, 2014 (File No. 001-09195), is incorporated by reference herein.

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

4.4
Sixth Supplemental Indenture, dated as of January 30, 2012, relating to our Senior Notes by and between us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated February 2, 2012 (File No. 001-09195), is incorporated by reference herein.

4.5
Seventh Supplemental Indenture, dated as of January 11, 2013, relating to our Senior Notes by and among us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated January 11, 2013 (File No. 001-09195), is incorporated by reference herein.

4.6	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 2, 2005 (File No. 001-09195), is incorporated by reference herein.

4.7
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 2, 2005 (File No. 001-09195), is incorporated by reference herein.

4.8	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 27, 2005 (File No. 001-09195), is incorporated by reference herein.

4.9
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to our Current Report on Form 8-K dated June 27, 2005 (File No. 001-09195), is incorporated by reference herein.

4.10	Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to our Current Report on Form 8-K dated April 3, 2006 (File No. 001-09195), is incorporated by reference herein.

4.11
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to our Current Report on Form 8-K dated April 3, 2006 (File No. 001-09195), is incorporated by reference herein.

4.12	Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to our Current Report on Form 8-K dated July 30, 2009 (File No. 001-09195), is incorporated by reference herein.

4.13
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to our Current Report on Form 8-K dated July 30, 2009 (File No. 001-09195), is incorporated by reference herein.

4.14	Specimen of 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.15
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.16	Specimen of 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number

4.17
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

4.18
Form of officers’ certificate and guarantors’ officers’ certificates establishing the form and terms of the 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated January 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.19	Form of 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated January 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.20
Form of supplemental officers’ certificate and guarantors’ officers’ certificates establishing the form and terms of the 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 (File No. 001-09195), is incorporated by reference herein.

4.21
Eighth Supplemental Indenture, dated as of March 12, 2013, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 (File No. 001-09195), is incorporated by reference herein.

4.22	Specimen of 7.00% Senior Notes due 2021, filed as an exhibit to our Current Report on Form 8-K dated October 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.23
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.00% Senior Notes due 2021, filed as an exhibit to our Current Report on Form 8-K dated October 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.24
Ninth Supplemental Indenture, dated as of February 28, 2014, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Post-Effective Amendment No. 4 to Form S-3 Registration Statement (No. 333-176930), is incorporated by reference herein.

4.25	Specimen of 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

4.26
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

4.27	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

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

10.8*
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

10.10*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.11*	Form of Stock Option Agreement under our 2001 Stock Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

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

10.14*
KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.15*	KB Home Death Benefit Only Plan, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.16*
Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.17*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.18*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated March 6, 2007 (File No. 001-09195), is incorporated by reference herein.

10.19*
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

10.21*
Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 (File No. 001-09195), is incorporated by reference herein.

10.22*
Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to our Current Report on Form 8-K dated July 15, 2008 (File No. 001-09195), is incorporated by reference herein.

10.23*	KB Home Executive Severance Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number

10.24
Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 (File No. 001-09195), is incorporated by reference herein.

10.25	Form of Indemnification Agreement, filed as an exhibit to our Current Report on Form 8-K dated April 2, 2010 (File No. 001-09195), is incorporated by reference herein.

10.26*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 (File No. 001-09195), is incorporated by reference herein.

10.27*
Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.28*
Form of Restricted Stock Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.29*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2010 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.30*
Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.31*	Executive Severance Benefit Decisions, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.32	Consensual agreement effective June 10, 2011, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No. 001-09195), is incorporated by reference herein.

10.33*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.34*
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

10.36*	Form of KB Home 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement, filed as an exhibit to our 2012 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.37*	KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 (File No. 001-09195), is incorporated by reference herein.

10.38*
Amendment to Amended and Restated KB Home 1999 Incentive Plan Non-Qualified Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.39*
Amendment to KB Home 2001 Stock Incentive Plan Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.40*
Amendment to KB Home Performance Based Incentive Plan for Senior Management Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.41*
Form of Stock Option Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description	Sequential Page Number

10.42*
Form of Performance-Based Restricted Stock Unit Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.43*
Form of Performance Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.44*
Form of Restricted Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.45
Fourth Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of October 9, 2014, filed as an exhibit to our 2014 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.46
Amended and Restated Revolving Loan Agreement, dated as of August 7, 2015, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 (File No. 001-09195), is incorporated by reference herein.

10.47*†	Form of Restricted Stock Agreement under the KB Home 2014 Equity Incentive Plan.

12.1†	Computation of Ratio of Earnings to Fixed Charges.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the years ended November 30, 2015, 2014 and 2013, (b) Consolidated Statements of Comprehensive Income for the Years Ended November 30, 2015, 2014 and 2013, (c) Consolidated Balance Sheets as of November 30, 2015 and 2014, (d) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2015, 2014 and 2013, (e) Consolidated Statements of Cash Flows for the years ended November 30, 2015, 2014 and 2013, and (f) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.
† Document filed with this Form 10-K.