Form 10-Q
period 2016-02-29
KB HOME
filed 2016-04-08
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 29, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 29, 2016.
There were 84,121,831 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 29, 2016. The registrant’s grantor stock ownership trust held an additional 9,760,831 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended
	February 29, 2016	February 28, 2015
Total revenues	$678,371	$580,121
Homebuilding:
Revenues	$675,742	$577,888
Construction and land costs	(568,818)	(492,418)
Selling, general and administrative expenses	(87,932)	(71,072)
Operating income	18,992	14,398
Interest income	152	103
Interest expense	(3,697)	(5,338)
Equity in loss of unconsolidated joint ventures	(603)	(347)
Homebuilding pretax income	14,844	8,816
Financial services:
Revenues	2,629	2,233
Expenses	(859)	(964)
Equity in income (loss) of unconsolidated joint ventures	(587)	414
Financial services pretax income	1,183	1,683
Total pretax income	16,027	10,499
Income tax expense	(2,900)	(2,700)
Net income	$13,127	$7,799
Earnings per share:
Basic	$.15	$.08
Diluted	$.14	$.08
Weighted average shares outstanding:
Basic	89,239	91,954
Diluted	99,427	101,700
Cash dividends declared per common share	$.025	$.025
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 29, 2016	November 30, 2015
Assets
Homebuilding:
Cash and cash equivalents	$323,076	$559,042
Restricted cash	4,357	9,344
Receivables	152,089	152,682
Inventories	3,468,644	3,313,747
Investments in unconsolidated joint ventures	68,572	71,558
Deferred tax assets, net	779,396	782,196
Other assets	113,060	112,774
	4,909,194	5,001,343
Financial services	12,862	14,028
Total assets	$4,922,056	$5,015,371

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$167,575	$183,770
Accrued expenses and other liabilities	483,286	513,414
Notes payable	2,652,705	2,625,536
	3,303,566	3,322,720
Financial services	1,432	1,817
Stockholders’ equity:
Common stock	115,548	115,548
Paid-in capital	681,699	682,871
Retained earnings	1,477,570	1,466,713
Accumulated other comprehensive loss	(17,319)	(17,319)
Grantor stock ownership trust, at cost	(105,871)	(109,936)
Treasury stock, at cost	(534,569)	(447,043)
Total stockholders’ equity	1,617,058	1,690,834
Total liabilities and stockholders’ equity	$4,922,056	$5,015,371
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$13,127	$7,799
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	1,190	(67)
Amortization of discounts and issuance costs	1,881	1,920
Depreciation and amortization	900	805
Deferred income taxes	2,800	2,600
Stock-based compensation	2,893	3,181
Inventory impairments and land option contract abandonments	1,966	448
Changes in assets and liabilities:
Receivables	3,395	(13,872)
Inventories	(150,265)	(20,438)
Accounts payable, accrued expenses and other liabilities	(19,954)	(28,032)
Other, net	(1,246)	(3,253)
Net cash used in operating activities	(143,313)	(48,909)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(291)	(2,414)
Purchases of property and equipment, net	(1,413)	(586)
Net cash used in investing activities	(1,704)	(3,000)
Cash flows from financing activities:
Change in restricted cash	4,987	(749)
Proceeds from issuance of debt	—	250,000
Payment of debt issuance costs	—	(2,989)
Payments on mortgages and land contracts due to land sellers and other loans	(5,659)	(2,722)
Payments of cash dividends	(2,270)	(2,299)
Stock repurchases	(87,526)	(21)
Net cash provided by (used in) financing activities	(90,468)	241,220
Net increase (decrease) in cash and cash equivalents	(235,485)	189,311
Cash and cash equivalents at beginning of period	560,341	358,768
Cash and cash equivalents at end of period	$324,856	$548,079
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of February 29, 2016, the results of our consolidated operations for the three months ended February 29, 2016 and February 28, 2015, and our consolidated cash flows for the three months ended February 29, 2016 and February 28, 2015. The results of our consolidated operations for the three months ended February 29, 2016 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2015 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2015, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $203.7 million at February 29, 2016 and $342.3 million at November 30, 2015. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted Cash. Restricted cash at February 29, 2016 and November 30, 2015 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (“LOC Facilities”).
Comprehensive Income. Our comprehensive income was $13.1 million for the three months ended February 29, 2016 and $7.8 million for the three months ended February 28, 2015. Our comprehensive income for each of the three-month periods was equal to our net income for each such period.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. For public entities, ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
Reclassifications. Certain amounts in our consolidated financial statements for prior years have been reclassified to conform to the current period presentation.

2.	Segment Information
As of February 29, 2016, we had identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of February 29, 2016, our homebuilding reporting segments conducted ongoing operations in the following states:
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
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. This segment earns revenues primarily from insurance commissions and from the provision of title services. We offer mortgage banking services, including residential mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through Home Community Mortgage, LLC (“HCM”), a joint venture of a subsidiary of ours and a subsidiary of Nationstar Mortgage LLC (“Nationstar”). Through these respective subsidiaries, we have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM, with Nationstar providing management oversight of HCM’s operations. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of their home.

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
The following tables present financial information relating to our segments (in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Revenues:
West Coast	$283,846	$277,255
Southwest	100,332	65,137
Central	202,161	159,148
Southeast	89,403	76,348
Total homebuilding revenues	675,742	577,888
Financial services	2,629	2,233
Total	$678,371	$580,121

Pretax income (loss):
West Coast	$22,116	$21,854
Southwest	12,503	3,443
Central	10,579	10,226
Southeast	(7,564)	(9,613)
Corporate and other	(22,790)	(17,094)
Total homebuilding pretax income	14,844	8,816
Financial services	1,183	1,683
Total	$16,027	$10,499

Inventory impairment charges:
West Coast	$—	$—
Southwest	—	—
Central	787	—
Southeast	559	—
Total	$1,346	$—

Land option contract abandonments:
West Coast	$160	$—
Southwest	—	—
Central	460	—
Southeast	—	448
Total	$620	$448

	February 29, 2016	November 30, 2015
Inventories:
Homes under construction
West Coast	$582,674	$535,795
Southwest	106,733	112,032
Central	283,817	263,345
Southeast	137,602	120,184
Subtotal	1,110,826	1,031,356

Land under development
West Coast	873,838	788,607
Southwest	340,375	317,331
Central	435,758	421,783
Southeast	229,392	238,324
Subtotal	1,879,363	1,766,045

Land held for future development
West Coast	261,721	277,954
Southwest	90,322	104,677
Central	18,349	22,082
Southeast	108,063	111,633
Subtotal	478,455	516,346
Total	$3,468,644	$3,313,747

Assets:
West Coast	$1,831,971	$1,740,299
Southwest	579,723	582,030
Central	844,836	829,811
Southeast	507,915	507,844
Corporate and other	1,144,749	1,341,359
Total homebuilding assets	4,909,194	5,001,343
Financial services	12,862	14,028
Total	$4,922,056	$5,015,371

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Revenues
Insurance commissions	$1,576	$1,434
Title services	1,053	799
Total	2,629	2,233

Expenses
General and administrative	(859)	(964)
Operating income	1,770	1,269
Equity in income (loss) of unconsolidated joint ventures	(587)	414
Pretax income	$1,183	$1,683

	February 29, 2016	November 30, 2015
Assets
Cash and cash equivalents	$1,780	$1,299
Receivables	1,201	2,245
Investments in unconsolidated joint ventures	9,853	10,440
Other assets	28	44
Total assets	$12,862	$14,028
Liabilities
Accounts payable and accrued expenses	$1,432	$1,817
Total liabilities	$1,432	$1,817

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	February 29, 2016	February 28, 2015
Numerator:
Net income	$13,127	$7,799
Less: Distributed earnings allocated to nonvested restricted stock	(10)	(9)
Less: Undistributed earnings allocated to nonvested restricted stock	(50)	(20)
Numerator for basic earnings per share	13,067	7,770
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	667	667
Add: Undistributed earnings allocated to nonvested restricted stock	50	20
Less: Undistributed earnings reallocated to nonvested restricted stock	(45)	(18)
Numerator for diluted earnings per share	$13,739	$8,439

	Three Months Ended
	February 29, 2016	February 28, 2015
Denominator:
Weighted average shares outstanding — basic	89,239	91,954
Effect of dilutive securities:
Share-based payments	1,786	1,344
Convertible senior notes	8,402	8,402
Weighted average shares outstanding — diluted	99,427	101,700
Basic earnings per share	$.15	$.08
Diluted earnings per share	$.14	$.08
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 29, 2016 or February 28, 2015.
Outstanding stock options to purchase 9.7 million and 8.2 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month periods ended February 29, 2016 and February 28, 2015, respectively, because the effect of their inclusion in each case would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.	Inventories
Inventories consisted of the following (in thousands):

	February 29, 2016	November 30, 2015
Homes under construction	$1,110,826	$1,031,356
Land under development	1,879,363	1,766,045
Land held for future development	478,455	516,346
Total	$3,468,644	$3,313,747
Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized to construction and land costs as the related inventories are delivered to homebuyers or land buyers (as applicable). Interest and real estate taxes are not capitalized on land held for future development.
Our interest costs were as follows (in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Capitalized interest at beginning of period	$288,442	$266,668
Interest incurred	46,251	45,003
Interest expensed	(3,697)	(5,338)
Interest amortized to construction and land costs (a)	(30,682)	(22,293)
Capitalized interest at end of period (b)	$300,314	$284,040

(a)	Interest amortized to construction and land costs for the three months ended February 29, 2016 included $.5 million related to land sales during the period.

(b)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed on a quarterly basis to determine if indicators of potential impairment exist. We record an inventory impairment charge when indicators of potential impairment exist and the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. We evaluated 20 communities or land parcels for recoverability during both the three months ended February 29, 2016 and February 28, 2015. The carrying value of the communities or land parcels evaluated during the three months ended February 29, 2016 and February 28, 2015 was $179.4 million and $165.1 million, respectively.
Based on the results of our evaluations, we recognized inventory impairment charges of $1.3 million for the three months ended February 29, 2016. Of these charges, $.6 million related to a property in Florida where we decided to change our operational and marketing strategy in order to monetize our investment more quickly by accelerating the overall timing for selling, building and delivering homes on land that had been held for future development. Significant quantitative unobservable inputs used in our fair value measurement with respect to this community included an average selling price of $310,000; one delivery per month; and a discount rate of 17%. The remainder of the impairment charges related to the planned future sales of our last remaining land parcels in the Rio Grande Valley area of Texas, where we decided to change our strategy and monetize our investment through land sales rather than build and sell homes on the parcels as previously intended. The estimated fair value of these parcels was based on executed contracts.
As of February 29, 2016, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $250.4 million, representing 28 communities and various other land parcels. As of November 30, 2015, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $254.2 million, representing 28 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.6 million corresponding to 180 lots for the three months ended February 29, 2016, and $.4 million of such charges corresponding to 312 lots for the three months ended February 28, 2015. We sometimes abandon land option contracts and other similar contracts when we have incurred costs of less than $100,000; the lots and costs associated with such contracts are not included in the amounts above.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, it is possible that actual results could differ substantially from those estimated.

7.	Variable Interest Entities
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures to determine whether they are VIEs and, if so, whether we are the primary beneficiary. None of our joint ventures at February 29, 2016 and November 30, 2015 were determined to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically pay a specified option or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of February 29, 2016 and November 30, 2015 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 29, 2016		November 30, 2015
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$24,714	$465,727	$32,436	$611,567
Other land option contracts and other similar contracts	18,148	530,401	22,101	576,140
Total	$42,862	$996,128	$54,537	$1,187,707
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $54.2 million at February 29, 2016 and $65.6 million at November 30, 2015. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We also evaluate our land option contracts and other similar contracts for financing arrangements, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $81.4 million at February 29, 2016 and $110.0 million at November 30, 2015.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Revenues	$3,338	$3,210
Construction and land costs	(7,495)	(3,743)
Other expense, net	(1,123)	(696)
Loss	$(5,280)	$(1,229)
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	February 29, 2016	November 30, 2015
Assets
Cash	$20,863	$23,309
Receivables	1,838	7,546
Inventories	180,080	175,196
Other assets	837	910
Total assets	$203,618	$206,961
Liabilities and equity
Accounts payable and other liabilities	$15,679	$17,108
Notes payable (a)	46,044	39,064
Equity	141,895	150,789
Total liabilities and equity	$203,618	$206,961

(a)
One of our unconsolidated joint ventures has a construction loan agreement with a third-party lender to finance its land development activities that is secured by the underlying property and related project assets. Outstanding debt under the agreement is non-recourse to us and is scheduled to mature in August 2018. None of our other unconsolidated joint ventures had outstanding debt at February 29, 2016 or November 30, 2015.

The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	February 29, 2016	November 30, 2015
Number of investments in unconsolidated joint ventures	7	7
Investments in unconsolidated joint ventures	$68,572	$71,558
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	647	677
We and our partner in the unconsolidated joint venture that has the construction loan agreement described in note (a) to the prior table above provided certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; a guaranty of interest payments on the outstanding balance of the secured debt under the construction loan agreement; and an indemnity of the lender from environmental issues. In each case, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of February 29, 2016, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt is material to our consolidated financial statements.

9.	Other Assets
Other assets consisted of the following (in thousands):

	February 29, 2016	November 30, 2015
Cash surrender value of insurance contracts	$64,680	$67,786
Debt issuance costs	23,920	25,408
Property and equipment, net	13,614	13,100
Prepaid expenses	10,846	6,480
Total	$113,060	$112,774

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 29, 2016	November 30, 2015
Inventory-related obligations (a)	$118,650	$148,887
Self-insurance and other litigation liabilities	111,213	96,496
Employee compensation and related benefits	87,070	114,456
Accrued interest payable	79,337	62,645
Warranty liability	50,575	49,085
Customer deposits	16,930	14,563
Real estate and business taxes	10,367	14,255
Other	9,144	13,027
Total	$483,286	$513,414

(a)
Represents liabilities for inventory not owned associated with financing arrangements discussed in Note 7. Variable Interest Entities, as well as liabilities for fixed or determinable amounts associated with tax increment financing entity (“TIFE”) assessments. As homes are delivered, our obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.

11.	Income Taxes
Income Tax Expense. We recognized income tax expense of $2.9 million for the three months ended February 29, 2016 and $2.7 million for the three months ended February 28, 2015. Income tax expense for the three months ended February 29, 2016 reflected the favorable net impact of $3.3 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective income tax rate of 18.1%. For the three months ended February 28, 2015, our effective income tax rate of 25.7% reflected the favorable net impact of $1.4 million of federal energy tax credits.
The federal energy tax credits for the three months ended February 29, 2016 resulted from legislation enacted on December 18, 2015. Among other things, this legislation extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2016. Prior to this legislation, the tax credit expired on December 31, 2014. The federal energy tax credits for the three months ended February 28, 2015 were earned from building energy-efficient homes in prior periods based on legislation enacted on December 19, 2014, which permitted retroactive application of the credits.
Deferred Tax Asset Valuation Allowance. We evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether our deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and conditions in the housing market and the broader economy. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets depends on applicable income tax rates.

Our deferred tax assets of $817.2 million as of February 29, 2016 and $820.0 million as of November 30, 2015 were partly offset by a valuation allowance in each period of $37.8 million. The deferred tax asset valuation allowances as of February 29, 2016 and November 30, 2015 were primarily related to foreign tax credits and certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard. Based on our evaluation of our deferred tax assets as of February 29, 2016, we determined that most of our deferred tax assets would be realized. Therefore, we made no adjustments to our deferred tax valuation allowance during the three months ended February 29, 2016.
Unrecognized Tax Benefits. At both February 29, 2016 and November 30, 2015, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million, all of which, if recognized, would affect our effective income tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date. The fiscal years ending 2012 and later remain open to federal examinations, while fiscal years 2011 and later remain open to state examinations.

12.	Notes Payable
Notes payable consisted of the following (in thousands):

	February 29, 2016	November 30, 2015
Mortgages and land contracts due to land sellers and other loans	$62,440	$35,664
9.10% Senior notes due September 15, 2017	263,673	263,475
7 1/4% Senior notes due June 15, 2018	299,594	299,554
4.75% Senior notes due May 15, 2019	400,000	400,000
8.00% Senior notes due March 15, 2020	346,998	346,843
7.00% Senior notes due December 15, 2021	450,000	450,000
7.50% Senior notes due September 15, 2022	350,000	350,000
7.625% Senior notes due May 15, 2023	250,000	250,000
1.375% Convertible senior notes due February 1, 2019	230,000	230,000
Total	$2,652,705	$2,625,536
Unsecured Revolving Credit Facility. We have a $275.0 million unsecured revolving credit facility with a syndicate of financial institutions (“Credit Facility”) that will mature on August 7, 2019. The Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $450.0 million under certain conditions, including obtaining additional bank commitments, as well as a sublimit of $137.5 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, the LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .30% to .50% of the unused commitment, based on our Leverage Ratio. The terms of the Credit Facility require us, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 29, 2016, we had no cash borrowings and $28.2 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 29, 2016, we had $246.8 million available for cash borrowings under the Credit Facility, with up to $109.3 million of that amount available for the issuance of letters of credit.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of February 29, 2016 and November 30, 2015, we had $4.3 million and $9.1 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 29, 2016, inventories having a carrying value of $208.7 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.

Shelf Registration. We have an automatically effective universal shelf registration statement that was filed with the SEC on July 18, 2014 (“2014 Shelf Registration”). Issuances of debt and equity securities under our 2014 Shelf Registration require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue equity and/or debt is subject to market conditions and other factors impacting our borrowing capacity.
Senior Notes. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of the 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”). These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, as described in the instruments governing these notes.
All of the senior notes outstanding at February 29, 2016 and November 30, 2015 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually.
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
As of February 29, 2016, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2016 – $58.8 million; 2017 – $268.6 million; 2018 – $300.0 million; 2019 – $630.0 million; 2020 – $350.0 million; and thereafter – $1.05 billion.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the three months ended February 29, 2016 and the year ended November 30, 2015 (in thousands):

Description	Fair Value Hierarchy	February 29, 2016	November 30, 2015
Inventories (a)	Level 2	$1,054	$—
Inventories (a)	Level 3	810	11,988

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period, as of the date the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

Inventories with a carrying value of $3.2 million were written down to their fair value of $1.9 million during the three months ended February 29, 2016, resulting in inventory impairment charges of $1.3 million. Inventories with a carrying value of $20.0 million were written down to their fair value of $12.0 million during the year ended November 30, 2015, resulting in inventory impairment charges of $8.0 million.
The fair values for inventories that were determined using Level 2 inputs were based on executed contracts. The fair values for inventories that were determined using Level 3 inputs were based on the estimated future net cash flows discounted for inherent risk associated with each underlying asset, as described in Note 6. Inventory Impairments and Land Option Contract Abandonments.
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 29, 2016		November 30, 2015
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,360,265	$2,329,187	$2,359,872	$2,429,850
Convertible senior notes	Level 2	230,000	202,688	230,000	211,313
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
We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes or customer service practices and/or our warranty claims experience could have a significant impact on our actual warranty costs in future periods and such amounts could differ significantly from our current estimates.
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Balance at beginning of period	$49,085	$45,196
Warranties issued	5,252	4,133
Payments (a)	(4,021)	(7,595)
Adjustments (b)	259	3,623
Balance at end of period	$50,575	$45,357

(a)
Payments for the three months ended February 28, 2015 included $4.1 million to repair homes affected by water intrusion-related issues in certain of our communities in central and southwest Florida. These issues were substantially resolved during the year ended November 30, 2015.

(b)
Adjustments for the three months ended February 29, 2016 and February 28, 2015 included the reclassification of certain estimated minimum probable recoveries to receivables. The estimated minimum probable recoveries were included in receivables to the extent they exceeded the estimated remaining repair costs in our overall warranty liability with respect to the associated homes. The adjustments for each period had no impact on our consolidated statements of operations.

Florida Attorney General’s Office Inquiry. In 2013, we were notified by the Florida Attorney General’s Office that it was making a preliminary inquiry into the status of our communities in Florida affected by water intrusion-related issues. We established an accrual for the estimated minimum probable loss with respect to this inquiry during 2014 and increased the accrual during 2015. This inquiry was resolved through an agreement with the Florida Attorney General’s Office that was approved by a Florida circuit court and became effective in February 2016. We believe that the amount accrued for this matter is adequate as of February 29, 2016.
Guarantees. In the normal course of our business, we issue certain representations, warranties and guarantees related to our home sales and land sales. Based on historical evidence, we do not believe any potential liability with respect to these representations, warranties or guarantees would be material to our consolidated financial statements.
Self-Insurance. We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. In Arizona, California, Colorado and Nevada, our subcontractors’ general liability insurance primarily takes the form of a wrap-up policy under a program where eligible subcontractors are enrolled as insureds on each project. Enrolled subcontractors contribute toward the cost of the insurance and agree to pay a contractual amount in the future in the event of a claim related to their work. To the extent provided under the wrap-up program, we absorb the enrolled subcontractors’ general liability associated with the work performed on our homes within the applicable projects as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary. We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of claims incurred but not yet reported.
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
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Balance at beginning of period	$82,175	$86,574
Self-insurance expense (a)	4,016	2,435
Payments, net of recoveries (b)	(4,730)	(6,262)
Balance at end of period	$81,461	$82,747

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Recoveries are reflected in the period we receive funds from subcontractors and/or their insurers.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 29, 2016, we had $566.8 million of performance bonds and $32.4 million of letters of credit outstanding. At November 30, 2015, we had $565.4 million of performance bonds and $33.4 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 29, 2016, we had total cash deposits of $42.9 million to purchase land having an aggregate purchase price of $996.1 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

15.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (“Claimed Damages”). KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. On March 15, 2013, the court entered orders denying the consolidated plaintiffs’ motions for summary judgment and granting the majority of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, those for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could exceed the amount accrued by a range of zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages. The non-jury trial was originally set for September 2012 and extended multiple times by the court.  The court is expected to schedule a hearing at which the court will address the setting of a new trial date in 2016 and other matters.
Wage and Hour Litigation. In May 2011, a group of current and former sales representatives filed a collective action lawsuit in the United States District Court for the Southern District of Texas, Galveston Division entitled Edwards, K. v. KB Home.  The lawsuit alleged that we misclassified sales representatives and failed to pay minimum and overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07).  In September 2012, the Edwards court conditionally certified a nationwide class, and in May 2015, scheduled an initial trial involving a portion of the plaintiffs for December 2015.  In September 2013, some of the plaintiffs in the Edwards case filed a lawsuit in Los Angeles Superior Court entitled Andrea L. Bejenaru, et. al. v. KB Home, et. al.  The lawsuit alleged violations of California laws relating to overtime, meal period and rest break pay, itemized wage statements, waiting time penalties and unfair business practices for a class of sales representatives.  Although the case involved a putative class of individuals who were our sales representatives from September 2009 forward, the Bejenaru case was not certified as a class action.  In the second quarter of 2015, plaintiff representatives in the Edwards and the Bejenaru cases claimed $66 million in compensatory damages, penalties and interest, as well as injunctive relief, attorneys’ fees and costs for both matters.  On November 18, 2015, we reached a tentative mediated settlement with the plaintiff representatives in both cases that remains subject to judicial approval.  In 2015, we established an accrual for these matters, which reflects the tentative settlement.
San Diego Water Board Notice of Violation. In August 2015, the California Regional Water Quality Control Board, San Diego Region (“RWQCB”) issued to us and another homebuilder a Notice of Violation (“NOV”) alleging violations of the California Water Code and waste discharge prohibitions of the water quality control plan for the San Diego Region (Basin Plan). According to the NOV, the alleged violations involved the unpermitted discharge of fill material into the waters of the United States and California during the grading of a required secondary access road for a community located in San Diego County, California, which was performed pursuant to a County-issued grading permit. In its NOV, the RWQCB requested to meet with us to discuss the alleged violations as part of its process to determine whether to bring any enforcement action. We have met with the RWQCB and are currently in discussions to resolve the matters alleged in the NOV. While the ultimate outcome is uncertain, we believe that any penalties and related corrective measures the RWQCB may impose under the NOV could exceed $100,000 (the threshold for the required disclosure of this type of environmental proceeding) but they are not expected to be material to our consolidated financial statements.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 29, 2016, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

16.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended February 29, 2016
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2015	$115,548	$682,871	$1,466,713	$(17,319)	$(109,936)	$(447,043)	$1,690,834
Net income	—	—	13,127	—	—	—	13,127
Dividends on common stock	—	—	(2,270)	—	—	—	(2,270)
Performance share-based stock issuance	—	(4,065)	—	—	4,065	—	—
Stock-based compensation	—	2,893	—	—	—	—	2,893
Stock repurchases	—	—	—	—	—	(87,526)	(87,526)
Balance at February 29, 2016	$115,548	$681,699	$1,477,570	$(17,319)	$(105,871)	$(534,569)	$1,617,058
We maintain an account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of their governing instruments. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at February 29, 2016. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the governing instruments.
On February 12, 2016, the management development and compensation committee of our board of directors approved the payout of PSUs that were granted to certain employees on November 8, 2012 (“2012 PSUs”). The approved total payout of 374,630 shares of our common stock to the 2012 PSU recipients under the terms of these performance share awards was based on our achieving certain levels of average return on equity performance and revenue growth performance relative to a peer group of high-production public homebuilding companies over the three-year period commencing on December 1, 2012 and ending on November 30, 2015.
On January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 4,000,000 shares that remained under a prior board-approved share repurchase program. The amount and timing of shares purchased under this 10,000,000 share repurchase program are subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by the board of directors. As of February 29, 2016, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million.
During the three months ended February 29, 2016, we also repurchased 155,457, or $1.6 million, of previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards as well as shares forfeited by individuals upon their termination of employment. These transactions were not considered repurchases under the above-described board of directors authorization.
During each of the three months ended February 29, 2016 and February 28, 2015, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock.

17.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the three months ended February 29, 2016:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	12,635,644	$19.39
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at end of period	12,635,644	$19.39
Options exercisable at end of period	10,389,722	$20.35
As of February 29, 2016, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 4.5 years and 3.5 years, respectively. There was $4.1 million of total unrecognized compensation expense related to unvested stock option awards as of February 29, 2016. For the three months ended February 29, 2016 and February 28, 2015, stock-based compensation expense associated with stock options totaled $.9 million and $1.1 million, respectively. The aggregate intrinsic value of both stock options outstanding and stock options exercisable was $10.8 million at February 29, 2016. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $1.9 million for the three months ended February 29, 2016 and $2.1 million for the three months ended February 28, 2015 related to restricted stock and PSUs.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Summary of cash and cash equivalents at end of period:
Homebuilding	$323,076	$545,641
Financial services	1,780	2,438
Total	$324,856	$548,079

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(12,955)	$(3,892)
Income taxes paid	458	150

Supplemental disclosures of noncash activities:
Reclassification of warranty recoveries to receivables	$1,758	$3,623
Decrease in consolidated inventories not owned	(28,511)	—
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	2,674	8,006
Inventories acquired through seller financing	32,435	—

19.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of February 29, 2016.
Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended February 29, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$601,343	$77,028	$—	$678,371
Homebuilding:
Revenues	$—	$601,343	$74,399	$—	$675,742
Construction and land costs	—	(501,866)	(66,952)	—	(568,818)
Selling, general and administrative expenses	(24,340)	(53,136)	(10,456)	—	(87,932)
Operating income (loss)	(24,340)	46,341	(3,009)	—	18,992
Interest income	134	18	—	—	152
Interest expense	(44,370)	(1,881)	—	42,554	(3,697)
Intercompany interest	74,043	(28,063)	(3,426)	(42,554)	—
Equity in loss of unconsolidated joint ventures	—	(603)	—	—	(603)
Homebuilding pretax income (loss)	5,467	15,812	(6,435)	—	14,844
Financial services pretax income	—	—	1,183	—	1,183
Total pretax income (loss)	5,467	15,812	(5,252)	—	16,027
Income tax benefit (expense)	700	(3,600)	—	—	(2,900)
Equity in net income of subsidiaries	6,960	—	—	(6,960)	—
Net income (loss)	$13,127	$12,212	$(5,252)	$(6,960)	$13,127

	Three Months Ended February 28, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$510,996	$69,125	$—	$580,121
Homebuilding:
Revenues	$—	$510,996	$66,892	$—	$577,888
Construction and land costs	—	(430,333)	(62,085)	—	(492,418)
Selling, general and administrative expenses	(15,672)	(45,622)	(9,778)	—	(71,072)
Operating income (loss)	(15,672)	35,041	(4,971)	—	14,398
Interest income	101	1	1	—	103
Interest expense	(43,580)	(1,460)	—	39,702	(5,338)
Intercompany interest	70,468	(26,638)	(4,128)	(39,702)	—
Equity in loss of unconsolidated joint ventures	—	(347)	—	—	(347)
Homebuilding pretax income (loss)	11,317	6,597	(9,098)	—	8,816
Financial services pretax income	—	—	1,683	—	1,683
Total pretax income (loss)	11,317	6,597	(7,415)	—	10,499
Income tax benefit (expense)	200	(3,100)	200	—	(2,700)
Equity in net loss of subsidiaries	(3,718)	—	—	3,718	—
Net income (loss)	$7,799	$3,497	$(7,215)	$3,718	$7,799

Condensed Consolidating Balance Sheets (in thousands)

	February 29, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$257,361	$58,798	$6,917	$—	$323,076
Restricted cash	4,357	—	—	—	4,357
Receivables	2,829	144,885	4,375	—	152,089
Inventories	—	3,127,883	340,761	—	3,468,644
Investments in unconsolidated joint ventures	—	66,071	2,501	—	68,572
Deferred tax assets, net	191,744	497,554	90,098	—	779,396
Other assets	97,345	12,610	3,105	—	113,060
	553,636	3,907,801	447,757	—	4,909,194
Financial services	—	—	12,862	—	12,862
Intercompany receivables	3,739,159	—	101,267	(3,840,426)	—
Investments in subsidiaries	49,584	—	—	(49,584)	—
Total assets	$4,342,379	$3,907,801	$561,886	$(3,890,010)	$4,922,056
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$144,023	$395,048	$111,790	$—	$650,861
Notes payable	2,565,155	87,550	—	—	2,652,705
	2,709,178	482,598	111,790	—	3,303,566
Financial services	—	—	1,432	—	1,432
Intercompany payables	16,143	3,409,390	414,893	(3,840,426)	—
Stockholders’ equity	1,617,058	15,813	33,771	(49,584)	1,617,058
Total liabilities and stockholders’ equity	$4,342,379	$3,907,801	$561,886	$(3,890,010)	$4,922,056

	November 30, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$444,850	$98,281	$15,911	$—	$559,042
Restricted cash	9,344	—	—	—	9,344
Receivables	39	148,338	4,305	—	152,682
Inventories	—	2,979,617	334,130	—	3,313,747
Investments in unconsolidated joint ventures	—	69,057	2,501	—	71,558
Deferred tax assets, net	190,770	501,454	89,972	—	782,196
Other assets	97,590	11,783	3,401	—	112,774
	742,593	3,808,530	450,220	—	5,001,343
Financial services	—	—	14,028	—	14,028
Intercompany receivables	3,627,150	—	102,103	(3,729,253)	—
Investments in subsidiaries	39,383	—	—	(39,383)	—
Total assets	$4,409,126	$3,808,530	$566,351	$(3,768,636)	$5,015,371
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$136,352	$442,529	$118,303	$—	$697,184
Notes payable	2,564,762	60,774	—	—	2,625,536
	2,701,114	503,303	118,303	—	3,322,720
Financial services	—	—	1,817	—	1,817
Intercompany payables	17,178	3,305,227	406,848	(3,729,253)	—
Stockholders’ equity	1,690,834	—	39,383	(39,383)	1,690,834
Total liabilities and stockholders’ equity	$4,409,126	$3,808,530	$566,351	$(3,768,636)	$5,015,371

Condensed Consolidating Statements of Cash Flows (in thousands)

	Three Months Ended February 29, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$13,908	$(141,026)	$(16,195)	$—	$(143,313)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(291)	—	—	(291)
Purchases of property and equipment, net	(1,129)	(265)	(19)	—	(1,413)
Intercompany	(115,459)	—	—	115,459	—
Net cash used in investing activities	(116,588)	(556)	(19)	115,459	(1,704)
Cash flows from financing activities:
Change in restricted cash	4,987	—	—	—	4,987
Payments on mortgages and land contracts due to land sellers and other loans	—	(5,659)	—	—	(5,659)
Payments of cash dividends	(2,270)	—	—	—	(2,270)
Stock repurchases	(87,526)	—	—	—	(87,526)
Intercompany	—	107,758	7,701	(115,459)	—
Net cash provided by (used in) financing activities	(84,809)	102,099	7,701	(115,459)	(90,468)
Net decrease in cash and cash equivalents	(187,489)	(39,483)	(8,513)	—	(235,485)
Cash and cash equivalents at beginning of period	444,850	98,281	17,210	—	560,341
Cash and cash equivalents at end of period	$257,361	$58,798	$8,697	$—	$324,856

	Three Months Ended February 28, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$5,369	$(27,884)	$(26,394)	$—	$(48,909)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(2,414)	—	—	(2,414)
Purchases of property and equipment, net	(37)	(528)	(21)	—	(586)
Intercompany	(80,424)	—	—	80,424	—
Net cash used in investing activities	(80,461)	(2,942)	(21)	80,424	(3,000)
Cash flows from financing activities:
Change in restricted cash	(749)	—	—	—	(749)
Proceeds from issuance of debt	250,000	—	—	—	250,000
Payment of debt issuance costs	(2,989)	—	—	—	(2,989)
Payments on mortgages and land contracts due to land sellers and other loans	—	(2,722)	—	—	(2,722)
Payments of cash dividends	(2,299)	—	—	—	(2,299)
Stock repurchases	(21)	—	—	—	(21)
Intercompany	—	59,593	20,831	(80,424)	—
Net cash provided by financing activities	243,942	56,871	20,831	(80,424)	241,220
Net increase (decrease) in cash and cash equivalents	168,850	26,045	(5,584)	—	189,311
Cash and cash equivalents at beginning of period	303,280	37,112	18,376	—	358,768
Cash and cash equivalents at end of period	$472,130	$63,157	$12,792	$—	$548,079

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended
	February 29, 2016	February 28, 2015	Variance
Revenues:
Homebuilding	$675,742	$577,888	17%
Financial services	2,629	2,233	18
Total revenues	$678,371	$580,121	17%
Pretax income:
Homebuilding	$14,844	$8,816	68%
Financial services	1,183	1,683	(30)
Total pretax income	16,027	10,499	53
Income tax expense	(2,900)	(2,700)	(7)
Net income	$13,127	$7,799	68%
Basic earnings per share	$.15	$.08	88%
Diluted earnings per share	$.14	$.08	75%

In the 2016 first quarter, we continued to see healthy housing supply and demand trends in our served markets, driven largely by steady employment and economic growth, and generated year-over-year improvement across several key metrics through solid execution on our primary strategic priorities. Our homebuilding operations delivered a strong performance with housing revenues up 28% year over year to $672.6 million, as the number of homes we delivered increased 23% to 1,953 and the overall average selling price of those homes increased 5% to $344,400. Reflecting the increased volume of homes delivered and corresponding revenues, our housing gross profit margin improved 90 basis points to 16.0%, and our selling, general and administrative expense ratio improved 40 basis points to 13.1% of housing revenues. For the three months ended February 29, 2016, we posted net income of $13.1 million, up 68% from the corresponding period of 2015, and diluted earnings per share of $.14, up 75% year over year.

We repurchased nearly 8.4 million shares of our common stock in the current quarter at a total cost of $85.9 million under the program our board of directors authorized in January 2016, as discussed in Note 16. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report.

We invested $385.7 million in land and land development during the 2016 first quarter to sustain the positive momentum of our business in the current year and beyond. Due in part to this investment, our average community count rose 6% in the 2016 first quarter compared to the year-earlier period, which contributed to year-over-year increases in both our net orders and net order value and, in turn, expanded our backlog. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period.
The following table presents information concerning our net orders, cancellation rate, ending backlog and community count for the three-month periods ended February 29, 2016 and February 28, 2015 (dollars in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Net orders	2,272	2,189
Net order value (a)	$824,674	$753,176
Cancellation rate (b)	27%	25%
Ending backlog — homes	4,285	3,505
Ending backlog — value	$1,433,507	$1,109,278
Ending community count	241	235
Average community count	244	231

(a)
Net order value represents the potential future housing revenues associated with net orders generated during a period as well as homebuyer spending on lot and product premiums and design studio options and upgrades for homes in backlog during the same period.

(b)	The cancellation rate represents the total number of contracts for new homes canceled during a period divided by the total (gross) orders for new homes generated during the same period.
Net Orders. For the three months ended February 29, 2016, net orders from our homebuilding operations rose 4% from the year-earlier period, largely due to the 6% year-over-year growth in our average community count. The combination of higher net orders and a higher overall average selling price resulted in the value of our 2016 first quarter net orders increasing 9% from the year-earlier quarter. For the three-month period ended February 29, 2016, our cancellation rate increased slightly compared to the corresponding period of 2015.
Backlog. The number of homes in our backlog at February 29, 2016 rose 22% from February 28, 2015, primarily reflecting the 36% higher backlog level we had at the beginning of the 2016 first quarter as compared to the year-earlier quarter and a 4% year-over-year increase in our net orders. The potential future housing revenues in our backlog at February 29, 2016 grew 29% from February 28, 2015 due to the larger number of homes in our backlog and the higher average selling price of those homes. The growth in our backlog value reflected substantial year-over-year increases in each of our four homebuilding reporting segments, ranging from 14% in our West Coast segment to 55% in our Southeast segment.
Community Count. Our ending and average community counts for the 2016 first quarter increased 3% and 6%, respectively, each on a year-over-year basis. Our overall investment level in the three months ended February 29, 2016 rose to $385.7 million from $201.6 million in the year-earlier period. Approximately 60% of our total investment in the current period related to land acquisition, compared to approximately 27% in the year-earlier period.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2016	February 28, 2015
Revenues:
Housing	$672,646	$524,841
Land	3,096	53,047
Total	675,742	577,888

	Three Months Ended
	February 29, 2016	February 28, 2015
Costs and expenses:
Construction and land costs
Housing	$(564,828)	$(445,383)
Land	(3,990)	(47,035)
Total	(568,818)	(492,418)
Selling, general and administrative expenses	(87,932)	(71,072)
Total	(656,750)	(563,490)
Operating income	$18,992	$14,398
Homes delivered	1,953	1,593
Average selling price	$344,400	$329,500
Housing gross profit margin as a percentage of housing revenues	16.0%	15.1%
Adjusted housing gross profit margin as a percentage of housing revenues	20.7%	19.5%
Selling, general and administrative expenses as a percentage of housing revenues	13.1%	13.5%
Operating income as a percentage of homebuilding revenues	2.8%	2.5%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of February 29, 2016, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended
	Homes Delivered		Net Orders		Cancellation Rates
Segment	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
West Coast	508	414	555	552	24%	18%
Southwest	350	237	359	389	24	16
Central	765	653	901	870	31	31
Southeast	330	289	457	378	25	27
Total	1,953	1,593	2,272	2,189	27%	25%

	Net Order Value			Average Community Count
Segment	February 29, 2016	February 28, 2015	Variance	February 29, 2016	February 28, 2015	Variance
West Coast	$337,611	$317,557	6%	56	47	19%
Southwest	107,288	108,658	(1)	39	32	22
Central	253,215	227,043	12	90	94	(4)
Southeast	126,560	99,918	27	59	58	2
Total	$824,674	$753,176	9%	244	231	6%

	February 29, 2016 and February 28, 2015
	Backlog – Homes			Backlog – Value
Segment	February 29, 2016	February 28, 2015	Variance	February 29, 2016	February 28, 2015	Variance
West Coast	785	731	7%	$461,738	$403,780	14%
Southwest	614	476	29	174,381	125,819	39
Central	1,978	1,706	16	548,985	419,490	31
Southeast	908	592	53	248,403	160,189	55
Total	4,285	3,505	22%	$1,433,507	$1,109,278	29%
Revenues. Homebuilding revenues for the three months ended February 29, 2016 rose 17% from the year-earlier period to $675.7 million. The year-over-year growth reflected an increase in our housing revenues that was partly offset by a decrease in revenues from land sales.
Housing revenues increased 28% to $672.6 million for the quarter ended February 29, 2016 from $524.8 million for the corresponding quarter of 2015 due to increases in both the number of homes we delivered and the overall average selling price of those homes. We delivered 1,953 homes in the 2016 first quarter, up 23% from 1,593 homes in the year-earlier quarter, primarily reflecting the 36% higher backlog level we had at the beginning of the 2016 first quarter as compared to the year-earlier quarter.
The overall average selling price of homes delivered advanced 5% to $344,400 for the three months ended February 29, 2016 from $329,500 for the year-earlier period. The year-over-year increase reflected our continued strategic focus on positioning our new home communities in attractive, land-constrained locations featuring higher median home selling prices and higher-income homebuyers who prefer larger homes and prefer to include more lot and product premiums and design studio options and upgrades with the construction of their homes. The increase also reflected our actions to balance home selling prices and sales pace to optimize revenues and profits, and generally favorable market conditions.
Land sale revenues totaled $3.1 million for the three months ended February 29, 2016 and $53.0 million for the three months ended February 28, 2015. The higher land sale revenues in the 2015 first quarter primarily reflected our sale of a large parcel in northern California as part of our strategic emphasis in 2015 on enhancing asset efficiency by executing on targeted opportunities to monetize certain land positions. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of land at reasonable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income rose to $19.0 million for the three months ended February 29, 2016 from $14.4 million for the year-earlier period due to an increase in housing gross profits that were partly offset by an increase in selling, general and administrative expenses. In addition, the current quarter included a land sale loss of $.9 million, compared to a $6.0 million land sale gain in the year-earlier quarter. The land sale loss in the 2016 first quarter included inventory impairment charges of approximately $.8 million related to the planned future sales of our last remaining land parcels in the Rio Grande Valley area of Texas. As a percentage of homebuilding revenues, our homebuilding operating income increased 30 basis points to 2.8% for the three months ended February 29, 2016, from 2.5% for the corresponding period of 2015. Excluding land sale results in each period, our homebuilding operating income margin rose 140 basis points to 3.0% in the 2016 first quarter, compared to 1.6% in the 2015 first quarter.
Housing gross profits increased to $107.8 million for the three months ended February 29, 2016 from $79.5 million for the year-earlier period. Our housing gross profits for the 2016 first quarter included a $.6 million inventory impairment charge and $.6 million of land option contract abandonment charges. In the 2015 first quarter, our housing gross profits included $.4 million of land option contract abandonment charges.
Our housing gross profit margin for the 2016 first quarter improved 90 basis points to 16.0% from 15.1% for the year-earlier quarter, primarily due to improved operating leverage as a result of the higher volume of homes delivered and corresponding revenues compared to the 2015 first quarter (approximately 80 basis points) and lower land, land development and construction costs (approximately 40 basis points). The impact of these items was partly offset by an increase in the amortization of previously capitalized interest (approximately 20 basis points) and an increase in inventory-related charges (approximately 10 basis points). Sales incentives did not have a significant impact on our year-over-year housing gross profit margin comparison for the three months ended February 29, 2016.

Excluding the amortization of previously capitalized interest associated with housing operations of $30.2 million and $22.3 million in the three-month periods ended February 29, 2016 and February 28, 2015, respectively, and the above-mentioned housing inventory impairment and land option contract abandonment charges in the applicable periods, our adjusted housing gross profit margin improved 120 basis points to 20.7% in the current quarter from 19.5% in the year-earlier quarter. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2016 first quarter rose to $87.9 million from $71.1 million for the year-earlier quarter, mainly due to higher variable expenses associated with the increases in both homes delivered and revenues, and a net increase to legal accruals in the current quarter. As a percentage of housing revenues, selling, general and administrative expenses improved 40 basis points to 13.1% for the three months ended February 29, 2016 from 13.5% for the year-earlier period, largely due to improved operating leverage on fixed costs due to the increased volume of homes delivered and corresponding revenues, partly offset by an unfavorable impact of approximately 50 basis points due to a net increase to legal accruals.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventory balance as of February 29, 2016 based on our current estimated timeframe for delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,496.5	$1,487.4	$354.3	$130.4	$3,468.6
The inventory balances in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments, and collectively represented 86% of our total inventory balance at February 29, 2016. The inventory balance in the 6-10 years category was also located in all of our homebuilding reporting segments. The inventory balance in the greater than 10 years category was primarily located in our West Coast and Southwest homebuilding reporting segments. The inventory balances in the 6-10 years and greater than 10 years categories were mainly comprised of land held for future development.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
We believe that the carrying value of our inventory balance as of February 29, 2016 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as specific attributes or circumstances of each community or land parcel in our inventory that could be indicators of potential impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.2 million and $.1 million for the three months ended February 29, 2016 and February 28, 2015, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land purchases, land development, home construction and other operating and capital needs. Our interest expense, net of amounts capitalized, decreased to $3.7 million for the three months ended February 29, 2016 from $5.3 million for the three months ended February 28, 2015, as an increase in interest incurred was more than offset by an increase in the amount of interest capitalized due to a higher amount of inventory qualifying for interest capitalization in the current quarter.
Interest incurred rose 3% to $46.3 million for the three months ended February 29, 2016 from $45.0 million for the year-earlier period due to the higher average debt outstanding in the current period. We capitalized $42.6 million and $39.7 million of the interest incurred in the three months ended February 29, 2016 and February 28, 2015, respectively. The percentage of interest capitalized was 92% for the three months ended February 29, 2016 and 88% for the corresponding period of 2015. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization. The current quarter increase in the amount of inventory qualifying for interest capitalization was primarily due to our investments in land and land development, as well as the activation of land previously held for future development.
Interest amortized to construction and land costs increased to $30.7 million for the three months ended February 29, 2016 from $22.3 million for the year-earlier period. The year-over-year increase in interest amortized for the three months ended February 29, 2016 reflected an increase in the number of homes delivered and higher total construction and land costs attributable to those homes. Additionally, interest amortized in the 2016 first quarter included $.5 million of amortization of previously capitalized interest related to land sales that occurred during the period.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $.6 million for the three months ended February 29, 2016 and $.3 million for the three months ended February 28, 2015. Further information regarding our investments in unconsolidated joint ventures is provided in Note 8. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Housing revenues	$672,646	$524,841
Housing construction and land costs	(564,828)	(445,383)
Housing gross profits	107,818	79,458
Add: Amortization of previously capitalized interest (a)	30,206	22,293
Inventory-related charges (b)	1,179	448
Adjusted housing gross profits	$139,203	$102,199
Housing gross profit margin as a percentage of housing revenues	16.0%	15.1%
Adjusted housing gross profit margin as a percentage of housing revenues	20.7%	19.5%

(a)	Represents the amortization of previously capitalized interest associated with housing operations.

(b)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.
Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding (1) amortization of previously capitalized interest associated with housing operations and (2) housing inventory impairment and land option contract abandonment charges recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profits we generated specifically on the homes delivered during a given period. This non-GAAP financial measure isolates the impact that the amortization of previously capitalized interest associated with housing operations, and housing inventory impairment and land option contract abandonment charges have on housing gross profit margins, and allows investors to make comparisons with our competitors that adjust housing gross profit margins in a similar manner. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of amortization of previously capitalized interest associated with housing operations, and housing inventory impairment and land option contract abandonment charges. This financial measure assists us in making strategic decisions regarding community location and product mix, product pricing and construction pace.
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	February 29, 2016	November 30, 2015
Notes payable	$2,652,705	$2,625,536
Stockholders’ equity	1,617,058	1,690,834
Total capital	$4,269,763	$4,316,370
Ratio of debt to capital	62.1%	60.8%

Notes payable	$2,652,705	$2,625,536
Less: Cash and cash equivalents and restricted cash	(327,433)	(568,386)
Net debt	2,325,272	2,057,150
Stockholders’ equity	1,617,058	1,690,834
Total capital	$3,942,330	$3,747,984
Ratio of net debt to capital	59.0%	54.9%

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
HOMEBUILDING REPORTING SEGMENTS
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2016	February 28, 2015	Variance
Revenues	$283,846	$277,255	2%
Construction and land costs	(238,797)	(235,591)	(1)
Selling, general and administrative expenses	(21,241)	(17,493)	(21)
Operating income	23,808	24,171	(2)
Other expense, net	(1,692)	(2,317)	27
Pretax income	$22,116	$21,854	1%

	Three Months Ended
	February 29, 2016	February 28, 2015	Variance

Homes delivered	508	414	23%
Average selling price	$558,800	$550,600	1%
Housing gross profit margin	15.9%	15.6%	30	bps
This segment’s revenues for the three months ended February 29, 2016 were generated solely from housing operations. For the three months ended February 28, 2015, this segment’s revenues were generated from both housing operations and land sales. Housing revenues of $283.8 million for the 2016 first quarter grew 25% from $228.0 million for the year-earlier quarter, primarily due to an increase in the number of homes delivered. The year-over-year growth in the number of homes delivered for the three months ended February 29, 2016 was largely due to this segment having 24% more homes in backlog at the beginning of the 2016 first quarter as compared to the year-earlier quarter. The average selling price for the three months ended February 29, 2016 rose slightly from the year-earlier period. This segment generated land sale revenues of $49.3 million for the three months ended February 28, 2015, reflecting the sale of a large parcel in northern California.
For the three months ended February 29, 2016, this segment’s pretax income increased slightly from the year-earlier period, reflecting higher housing gross profits and a decrease in other expense, net, which were largely offset by the absence of land sale profits in the current quarter, and higher selling, general and administrative expenses. Housing gross profits increased as a result of the higher volume of homes delivered and improvement in the housing gross profit margin. The housing gross profit margin improved 30 basis points from the year-earlier period to 15.9%, mainly due to increased operating leverage as a result of the increased volume of homes delivered and corresponding revenues, and favorable warranty adjustments. These impacts were partly offset by higher land and construction costs and a shift in product and geographic mix. Sales incentives as a percentage of housing revenues in the 2016 first quarter did not have a significant impact on the year-over-year housing gross profit margin comparison. Selling, general and administrative expenses for the three months ended February 29, 2016 rose from the year-earlier quarter, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding revenues. Other expense, net for the three months ended February 29, 2016 decreased from the corresponding period of 2015, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2016	February 28, 2015	Variance
Revenues	$100,332	$65,137	54%
Construction and land costs	(81,305)	(53,786)	(51)
Selling, general and administrative expenses	(5,710)	(6,443)	11
Operating income	13,317	4,908	171
Other expense, net	(814)	(1,465)	44
Pretax income	$12,503	$3,443	263%

Homes delivered	350	237	48%
Average selling price	$286,700	$274,800	4%
Housing gross profit margin	19.0%	17.4%	160	bps
This segment’s revenues for the three months ended February 29, 2016 and February 28, 2015 were generated solely from housing operations. The substantial year-over-year growth in housing revenues was driven by increases in the number of homes delivered from both our Arizona and Nevada operations and reflected this segment having 87% more homes in backlog at the beginning of the 2016 first quarter as compared to the year-earlier quarter. In addition, the average selling price of homes delivered for the three months ended February 29, 2016 increased from the year-earlier period, primarily due to a shift in product mix and generally rising home prices.

This segment’s pretax income for the three months ended February 29, 2016 increased $9.1 million from the corresponding period of 2015, mainly due to higher housing gross profits and decreases in selling, general and administrative expenses and other expense, net. Housing gross profits increased as a result of the higher volume of homes delivered and improvement in the housing gross profit margin. The housing gross profit margin increased 160 basis points from the year-earlier quarter to 19.0%, mainly due to improved operating leverage, a decrease in sales incentives as a percentage of housing revenues, and favorable warranty adjustments. Selling, general and administrative expenses decreased from the 2015 first quarter, primarily due to a favorable legal settlement in the current period. Other expense, net in the 2016 first quarter decreased from the year-earlier quarter due to lower interest expense as a result of an increase in the amount of interest capitalized.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2016	February 28, 2015	Variance
Revenues	$202,161	$159,148	27%
Construction and land costs	(167,155)	(131,416)	(27)
Selling, general and administrative expenses	(24,102)	(17,518)	(38)
Operating income	10,904	10,214	7
Other income (expense), net	(325)	12	(a)
Pretax income	$10,579	$10,226	3%

Homes delivered	765	653	17%
Average selling price	$260,200	$238,000	9%
Housing gross profit margin	18.0%	17.8%	20	bps

(a)	Percentage not meaningful.
This segment’s revenues for the three months ended February 29, 2016 and February 28, 2015 were generated from both housing operations and land sales. Housing revenues for the 2016 first quarter increased 28% to $199.1 million from $155.4 million for the year-earlier quarter, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year increase in homes delivered reflected this segment having 24% more homes in backlog at the beginning of the 2016 first quarter as compared to the year-earlier quarter. The average selling price for the three-month period ended February 29, 2016 rose from the corresponding period of 2015, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally rising home prices. In the first three months of 2016, this segment’s land sale revenues totaled $3.1 million, compared to $3.8 million in the year-earlier period.
Pretax income from this segment for the three months ended February 29, 2016 rose $.4 million from the year-earlier period, mainly due to growth in housing gross profits that was mostly offset by an increase in selling, general and administrative expenses and land sale losses in the current period. Housing gross profits increased primarily as a result of the higher volume of homes delivered. The housing gross profit margin increased slightly to 18.0% for the 2016 first quarter from the year-earlier period, largely due to improved operating leverage and lower land, land development and construction costs, partly offset by unfavorable warranty adjustments and $.5 million of land option contract abandonments. In addition, sales incentives as a percentage of housing revenues in the 2016 first quarter were lower than in the year-earlier quarter. Land sale losses totaled $.9 million in the 2016 first quarter, which included an inventory impairment charge of approximately $.8 million related to the planned future sales of our last remaining land parcels in the Rio Grande Valley area of Texas, as described further in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report. Selling, general and administrative expenses for the 2016 first quarter rose from the corresponding period of 2015, mainly due to higher variable expenses associated with the increase in homes delivered and corresponding housing revenues, and an increase to a legal accrual, partly offset by lower overhead costs as a result of our cost containment efforts.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2016	February 28, 2015	Variance
Revenues	$89,403	$76,348	17%
Construction and land costs	(79,896)	(70,126)	(14)
Selling, general and administrative expenses	(15,620)	(13,921)	(12)
Operating loss	(6,113)	(7,699)	21
Other expense, net	(1,451)	(1,914)	24
Pretax loss	$(7,564)	$(9,613)	21%

Homes delivered	330	289	14%
Average selling price	$270,900	$264,200	3%
Housing gross profit margin	10.6%	8.1%	250	bps
This segment’s revenues for both the three months ended February 29, 2016 and February 28, 2015 were generated entirely from housing operations. Housing revenues for the 2016 first quarter increased from the year-earlier quarter due to increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered for the 2016 first quarter mainly occurred in our Florida operations and reflected this segment having 55% more homes in backlog at the beginning of the 2016 first quarter as compared to the year-earlier quarter. The year-over-year increase in the average selling price for three months ended February 29, 2016 was primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally rising home prices.
For the three months ended February 29, 2016, this segment’s pretax results improved $2.0 million from the year-earlier period mainly due to higher housing gross profits and lower other expense, net, partly offset by an increase in selling, general and administrative expenses. Housing gross profits increased due to a higher number of homes delivered and improvement in the housing gross profit margin. The housing gross profit margin increased 250 basis points from the year-earlier quarter to 10.6%, primarily due to improved operating leverage and lower land, land development and construction costs, partly offset by unfavorable warranty adjustments and a $.6 million inventory impairment charge. Additionally, the year-earlier quarter included unfavorable warranty adjustments of $.8 million and land option contract abandonments of $.4 million. Sales incentives as a percentage of housing revenues in the 2016 first quarter did not have a significant impact on the year-over-year housing gross profit margin comparison. Selling, general and administrative expenses rose in the 2016 first quarter from the year-earlier period, primarily due to increased variable expenses associated with the increased volume of homes delivered and corresponding revenues. In the 2015 first quarter, this segment’s selling, general and administrative expenses included an increase in the accrual for a Florida legal inquiry that was resolved in February 2016, as discussed in Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. Other expense, net for the three months ended February 29, 2016 decreased from the corresponding period of 2015 due to lower interest expense as a result of an increase in the amount of interest capitalized.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Revenues	$2,629	$2,233
Expenses	(859)	(964)
Equity in income (loss) of unconsolidated joint ventures	(587)	414
Pretax income	$1,183	$1,683

	Three Months Ended
	February 29, 2016	February 28, 2015
Total originations (a):
Loans	878	895
Principal	$217,390	$216,061
Percentage of homebuyers using HCM	49%	65%
Average FICO score	711	716

Loans sold (a):
Loans sold to Nationstar	1,040	1,000
Principal	$269,013	$243,063
Loans sold to third parties	45	27
Principal	$9,888	$4,583
(a)    Loan originations and sales occurred within HCM.
Revenues. Financial services revenues increased to $2.6 million for the three months ended February 29, 2016 from $2.2 million for the three months ended February 28, 2015 due to an increase in both title services revenues and insurance commissions.
Expenses. General and administrative expenses totaled $.9 million and $1.0 million for three months ended February 29, 2016 and February 28, 2015, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in loss of unconsolidated joint ventures was $.6 million for the three months ended February 29, 2016, compared to the equity in income of unconsolidated joint ventures of $.4 million for the three months ended February 28, 2015. The equity in loss of unconsolidated joint ventures for the three months ended February 29, 2016 was comprised solely of the loss from HCM, and mainly resulted from fewer loan originations and higher overhead costs. The equity in income of unconsolidated joint ventures for the three months ended February 28, 2015 was primarily comprised of income from HCM. The percentage of homebuyers that used HCM to finance the purchase of their home in the 2016 first quarter declined from the year-earlier quarter, largely as a result of a loan origination system transition that limited HCM’s ability to originate certain loans as well as insufficient staffing in certain markets. The year-over-year decrease in the percentage of homebuyers that used HCM did not have a significant impact on our orders, cancellation rate or the number of homes we delivered for the current quarter.
INCOME TAXES
We recognized income tax expense of $2.9 million for the three months ended February 29, 2016 and $2.7 million for the three months ended February 28, 2015. Income tax expense for the three months ended February 29, 2016 reflected the favorable net impact of $3.3 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective income tax rate of 18.1%. The extension of this tax credit may continue to benefit our effective tax rate for the remainder of 2016. For the three months ended February 28, 2015, our effective income tax rate of 25.7% reflected the favorable net impact of $1.4 million of federal energy tax credits.
Our deferred tax assets of $817.2 million as of February 29, 2016 and $820.0 million as of November 30, 2015 were partly offset by a valuation allowance in each period of $37.8 million. The deferred tax asset valuation allowances as of February 29, 2016 and November 30, 2015 were primarily related to foreign tax credits and certain state NOLs that had not met the “more likely than not” realization standard.
Further information is provided in Note 11. Income Taxes in the Notes to Consolidated Financial Statements in this report.
The benefits of our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of February 29, 2016, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

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
Our investments in land and land development totaled approximately $385.7 million for the three months ended February 29, 2016 and $201.6 million for the corresponding period of 2015. Approximately 60% of our total investments in the three months ended February 29, 2016 related to land acquisition, compared to approximately 27% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first three months of 2016 and 2015, most were made in our West Coast segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards, though we expect our investment in land and land development in 2016 will increase on an overall basis compared to the prior year to support home delivery and revenue growth in 2017 and beyond.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	February 29, 2016		November 30, 2015		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	11,509	$1,718,233	11,420	$1,602,356	89	$115,877
Southwest	8,950	537,430	8,981	534,040	(31)	3,390
Central	18,559	737,924	17,747	707,210	812	30,714
Southeast	9,193	475,057	9,251	470,141	(58)	4,916
Total	48,211	$3,468,644	47,399	$3,313,747	812	$154,897
Both the number of lots we owned or controlled and the carrying value of those lots at February 29, 2016 increased from November 30, 2015 primarily due to the investments we made during the three months ended February 29, 2016, with the growth in lots partly offset by homes delivered during the period.
Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots decreased slightly to 19% at February 29, 2016 from 20% at November 30, 2015. Generally, this percentage fluctuates with our assessments of opportunities to control (or abandon) lots under land option contracts and other similar contracts, compared to opportunities to purchase (or sell owned) lots, in accordance with our investment return and marketing standards.
We ended our 2016 first quarter with $327.4 million of cash and cash equivalents and restricted cash, compared to $568.4 million at November 30, 2015. Our balance of unrestricted cash and cash equivalents decreased to $323.1 million at February 29, 2016 from $559.0 million at November 30, 2015, reflecting our investments in land and land development and repurchase of shares of our common stock during the current quarter. The majority of our cash and cash equivalents at February 29, 2016 and November 30, 2015 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	February 29, 2016	November 30, 2015	Variance
Mortgages and land contracts due to land sellers and other loans	$62,440	$35,664	$26,776
Senior notes	2,360,265	2,359,872	393
Convertible senior notes	230,000	230,000	—
Total	$2,652,705	$2,625,536	$27,169
Our financial leverage, as measured by the ratio of debt to capital, was 62.1% at February 29, 2016, compared to 60.8% at November 30, 2015. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) was 59.0% at February 29, 2016 and 54.9% at November 30, 2015.
LOC Facilities. As of February 29, 2016 and November 30, 2015, we had $4.3 million and $9.1 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $4.4 million at February 29, 2016 and $9.3 million at November 30, 2015, and these amounts were included in restricted cash on our consolidated balance sheets as of those dates.
Unsecured Revolving Credit Facility. We have a $275.0 million Credit Facility that will mature on August 7, 2019. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 29, 2016, we had no cash borrowings and $28.2 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 29, 2016, we had $246.8 million available for cash borrowings under the Credit Facility, with up to $109.3 million of that amount available for the issuance of letters of credit. The Credit Facility is further described in Note 12. Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the three months ended February 29, 2016 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2015.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 29, 2016:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.17 billion	$1.62 billion
Leverage Ratio	<	.700	.621
Interest Coverage Ratio (a)	>	1.400	1.744
Minimum liquidity (a)	>	$186.1 million	$323.1 million
Investments in joint ventures and non-guarantor subsidiaries	<	$440.8 million	$102.3 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$284.4 million

(a)
Under the terms of the Credit Facility, we are required to meet either the Interest Coverage Ratio or a minimum level of liquidity, but not both. As of February 29, 2016, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
Our obligations to pay principal, premium, if any, and interest under the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. We may also cause other subsidiaries of ours to become Guarantor Subsidiaries if we believe it to be in our or the relevant subsidiary’s best interests. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 19. Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 29, 2016, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $62.4 million, secured primarily by the underlying property, which had an aggregate carrying value of $208.7 million.
As of February 29, 2016, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Net cash provided by (used in):
Operating activities	$(143,313)	$(48,909)
Investing activities	(1,704)	(3,000)
Financing activities	(90,468)	241,220
Net increase (decrease) in cash and cash equivalents	$(235,485)	$189,311
Operating Activities. Operating activities used net cash of $143.3 million in the three months ended February 29, 2016 and $48.9 million in the three months ended February 28, 2015. Generally, our net operating cash flows fluctuate based on changes in our inventories and our profitability. The year-over-year change in net operating cash flows for the three months ended February 29, 2016 was largely due to an increase in cash used for investments in land and land development, partly offset by an increase in net income.
Our net cash used in operating activities in the three months ended February 29, 2016 primarily reflected net cash of $150.3 million used for investments in inventories, and a net decrease in accounts payable, accrued expenses and other liabilities of $20.0 million, partly offset by net income of $13.1 million and a net decrease in receivables of $3.4 million. In the three months ended February 28, 2015, our net cash used in operating activities mainly reflected a net decrease in accounts payable, accrued expenses and other liabilities of $28.0 million, net cash of $20.4 million used for investments in inventories, and a net increase in receivables of $13.9 million, partly offset by net income of $7.8 million.
Investing Activities. Investing activities used net cash of $1.7 million in the three months ended February 29, 2016 and $3.0 million in the year-earlier period. In the three months ended February 29, 2016, our uses of cash included $1.4 million for net purchases of property and equipment and $.3 million for contributions to unconsolidated joint ventures. In the three months ended February 28, 2015, cash of $2.4 million was used for contributions to unconsolidated joint ventures and $.6 million was used for net purchases of property and equipment.
Financing Activities. Financing activities used net cash of $90.5 million in the three months ended February 29, 2016 and provided net cash of $241.2 million in the three months ended February 28, 2015. The year-over-year change was primarily due to cash used to repurchase shares of our common stock in the 2016 first quarter, compared to the net proceeds received from the underwritten public issuance of senior notes in the 2015 first quarter.
In the three months ended February 29, 2016, cash was used mainly to repurchase shares of our common stock at a total cost of $87.5 million, payments on mortgages and land contracts due to land sellers and other loans of $5.7 million and dividend payments on our common stock of $2.3 million. The cash used was partly offset by a decrease of $5.0 million in our restricted cash balance. In the three months ended February 28, 2015, cash was provided by proceeds of $250.0 million from the underwritten public issuance of 7.625% senior notes due 2023. The cash provided was partly offset by the payment of debt issuance costs of $3.0 million associated with the senior notes issuance, payments on mortgages and land contracts due to land sellers and other loans of $2.7 million and dividend payments on our common stock of $2.3 million.
During each of the three months ended February 29, 2016 and February 28, 2015, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
We believe we have adequate capital resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire assets and land, to use and/or develop acquired assets and land, to construct homes, to finance our financial services operations and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return and marketing standards, in 2016 we may use or redeploy our unrestricted cash resources or cash borrowings under the Credit Facility to support other business purposes that are aligned with our primary strategic growth goals. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include additional repurchases from time to time of our outstanding common stock. They may also include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, as well as potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land acquisition and land development investment targets, to complete strategic transactions and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facilities, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 8. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $203.6 million at February 29, 2016 and $207.0 million at November 30, 2015. Our investments in unconsolidated joint ventures totaled $68.6 million at February 29, 2016 and $71.6 million at November 30, 2015. As of February 29, 2016 and November 30, 2015, one of our unconsolidated joint ventures had outstanding secured debt of $46.0 million under a construction loan agreement. The unconsolidated joint venture’s outstanding secured debt is non-recourse to us and is scheduled to mature in August 2018. While we and our partner in the unconsolidated joint venture provided certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt is material to our consolidated financial statements. None of our other unconsolidated joint ventures had outstanding debt at February 29, 2016 or November 30, 2015. In addition, none of our joint ventures at February 29, 2016 or November 30, 2015 were determined to be VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. As discussed in Note 7. Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At February 29, 2016, we had total cash deposits of $42.9 million to purchase land having an aggregate purchase price of $996.1 million. At November 30, 2015, we had total deposits of $54.5 million to purchase land having an aggregate purchase price of $1.19 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at February 29, 2016, we estimate the remaining purchase price to be paid would be as follows: 2016 – $419.5 million; 2017 – $235.3 million; 2018 – $87.2 million; 2019 – $53.6 million; 2020 – $55.4 million; and thereafter – $102.2 million.

In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $54.2 million at February 29, 2016 and $65.6 million at November 30, 2015. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of February 29, 2016 and November 30, 2015 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluate our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $81.4 million at February 29, 2016 and $110.0 million at November 30, 2015.
Contractual Obligations. There have been no significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2015.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 29, 2016 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2015.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
Based on our ending community count and backlog levels at February 29, 2016, we believe we are well-positioned to achieve our primary operational and financial objectives for the year. Our present outlook is as follows:
2016 Second Quarter:

•
We expect our housing revenues to be in the range of $710 million to $770 million, compared to $604.9 million in the year-earlier quarter, reflecting both the conversion of our higher backlog at February 29, 2016 into homes delivered and an anticipated year-over-year increase in the overall average selling price of those homes.

•
We expect our housing gross profit margin will be relatively flat on a sequential basis. We believe our selling, general and administrative expenses as a percentage of housing revenues will improve on a sequential and year-over-year basis due to our cost containment efforts and anticipated improved operating leverage from a higher volume of homes delivered and corresponding revenues.

•
We expect to generate year-over-year improvement in our homebuilding operating income margin in the range of 50 to 100 basis points. We are projecting an effective income tax rate of approximately 37% for the quarter, based on our present forecasts for pretax income and the impact of federal energy tax credits for the period.

2016 Full-Year:

•
We expect our housing revenues to be in the range of $3.35 billion to $3.65 billion, an increase from $2.91 billion in 2015, driven by both a higher volume of homes delivered and a higher overall average selling price of those homes.

•	We expect our housing gross profit margin will be above 17%, reflecting sequential expansion in the second half of 2016.

•
We expect our selling, general and administrative expenses as a percentage of housing revenues will be in the low 11% range, a year-over-year improvement anticipated to result from the factors noted above with respect to our 2016 second quarter ratio.

•
We expect our effective income tax rate for the full year will be approximately 34% to 35%, based on our actual first quarter results and our projected pretax income and the impact of federal energy tax credits for the balance of the year.

Capital Investment:

•
We currently own and control all of the lots needed to meet our current 2016 delivery forecast and a majority of the lots we currently expect to need for 2017. We believe we will have the capacity to invest up to $1.3 billion towards land and land development (inclusive of fees) in 2016 to support home delivery and revenue growth in 2017 and beyond, and remain cash flow neutral for the year. This capacity level considers, among other things, our current capital allocation program, including our investment of $385.7 million in land and land development and our repurchases of shares of our outstanding common stock during the 2016 first quarter. We will continue to evaluate investment opportunities in the remaining quarters of 2016 based on both housing market conditions and the return potential of identified land acquisition opportunities.

•	We expect our average community count for both the second quarter and the full year to be relatively even with the corresponding periods of 2015.
We plan to maintain a balanced approach in managing our financial strength and financial leverage as we pursue our strategic initiatives and seek to enhance stockholder returns. We believe we will have the liquidity and flexibility to continue to invest in our business in the remainder of 2016 to support future growth. From time to time, we may also consider repurchasing our outstanding common stock (as authorized by our board of directors) and/or potentially retiring a portion of our outstanding senior notes before their maturity (through open market or privately negotiated transactions).
Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regards to housing and mortgage loan financing policies), among other factors.
Forward-Looking Statements
Investors are cautioned that certain statements contained in this report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts, stockholders and others during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “hope,” and similar expressions constitute forward-looking statements. In addition, any statements that we may make or provide concerning future financial or operating performance (including without limitation future revenues, community count, homes delivered, net orders, selling prices, sales pace per new community, expenses, expense ratios, housing gross profits, housing gross profit margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of our backlog (including amounts that we expect to realize upon delivery of homes included in our backlog and the timing of those deliveries), the value of our net orders, potential future asset acquisitions and the impact of completed acquisitions, future share issuances or repurchases, future debt issuances, repurchases or redemptions and other possible future actions are also forward-looking statements as defined by the Act. Forward-looking statements are based on our current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements. In addition, forward-looking and other statements in this report and in other public or oral disclosures that express or contain opinions, views or assumptions about market or economic conditions; the success, performance, effectiveness and/or relative positioning of our strategies, initiatives or operational activities; and other matters, may be based in whole or in part on general observations of our management, limited or anecdotal evidence and/or business or industry experience without in-depth or any particular empirical investigation, inquiry or analysis.
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

•	our compliance with the terms and covenants of the Credit Facility;

•	volatility in the market price of our common stock;

•	weak or declining consumer confidence, either generally or specifically with respect to purchasing homes;

•	competition for home sales from other sellers of new and resale homes, including lenders and other sellers of homes obtained through foreclosures or short sales;

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

•
our ability to successfully implement our current and planned strategies and initiatives with respect to product, geographic and market positioning (including our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count, open additional communities for sales, sell higher-priced homes and more design studio options, increase the size and value of our backlog, and our operational and investment concentration in markets in California), revenue growth, asset optimization (including by effectively balancing home sales prices and sales pace in our communities), asset activation and/or monetization, local field management and talent investment, containing and leveraging overhead costs, gaining share and scale in our served markets and increasing our housing gross profit margins and profitability;

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
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2015 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2015. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2015.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2016.
There were no changes in our internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 15. Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended February 29, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
December 1-31	—	$—	—	4,000,000
January 1-31	5,451,052	10.24	5,450,000	4,550,000
February 1-29	3,077,405	10.30	2,923,000	1,627,000
Total	8,528,457	$10.26	8,373,000
As publicly reported in Note 24. Subsequent Event in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended November 30, 2015, and discussed in Note 16. Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, on January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  During the three months ended February 29, 2016, 8,373,000 shares were repurchased pursuant to this authorization at an aggregate price of $85.9 million.
The total number of shares repurchased in the 2016 first quarter also included 155,457, or $1.6 million, of previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards as well as shares forfeited by individuals upon their termination of employment. These transactions are not considered repurchases under the board of directors authorization.

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

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months ended February 29, 2016 and February 28, 2015, (b) Consolidated Balance Sheets as of February 29, 2016 and November 30, 2015, (c) Consolidated Statements of Cash Flows for the three months ended February 29, 2016 and February 28, 2015, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	April 7, 2016	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 7, 2016	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months ended February 29, 2016 and February 28, 2015, (b) Consolidated Balance Sheets as of February 29, 2016 and November 30, 2015, (c) Consolidated Statements of Cash Flows for the three months ended February 29, 2016 and February 28, 2015, and (d) Notes to Consolidated Financial Statements.