Form 10-Q
period 2016-05-31
KB HOME
filed 2016-07-08
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2016.
There were 84,246,127 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2016. The registrant’s grantor stock ownership trust held an additional 9,760,831 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Total revenues	$1,489,421	$1,203,090	$811,050	$622,969
Homebuilding:
Revenues	$1,484,204	$1,198,692	$808,462	$620,804
Construction and land costs	(1,257,532)	(1,016,828)	(688,714)	(524,410)
Selling, general and administrative expenses	(181,742)	(149,604)	(93,810)	(78,532)
Operating income	44,930	32,260	25,938	17,862
Interest income	286	255	134	152
Interest expense	(5,667)	(13,456)	(1,970)	(8,118)
Equity in loss of unconsolidated joint ventures	(1,428)	(758)	(825)	(411)
Homebuilding pretax income	38,121	18,301	23,277	9,485
Financial services:
Revenues	5,217	4,398	2,588	2,165
Expenses	(1,730)	(1,892)	(871)	(928)
Equity in income (loss) of unconsolidated joint ventures	(784)	2,365	(197)	1,951
Financial services pretax income	2,703	4,871	1,520	3,188
Total pretax income	40,824	23,172	24,797	12,673
Income tax expense	(12,100)	(5,800)	(9,200)	(3,100)
Net income	$28,724	$17,372	$15,597	$9,573
Earnings per share:
Basic	$.33	$.19	$.18	$.10
Diluted	$.31	$.18	$.17	$.10
Weighted average shares outstanding:
Basic	86,704	91,974	84,196	91,995
Diluted	97,060	101,470	94,720	101,544
Cash dividends declared per common share	$.050	$.050	$.025	$.025
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2016	November 30, 2015
Assets
Homebuilding:
Cash and cash equivalents	$274,849	$559,042
Restricted cash	3,517	9,344
Receivables	151,066	152,682
Inventories	3,525,089	3,313,747
Investments in unconsolidated joint ventures	65,213	71,558
Deferred tax assets, net	770,396	782,196
Other assets	112,790	112,774
	4,902,920	5,001,343
Financial services	12,923	14,028
Total assets	$4,915,843	$5,015,371

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$190,327	$183,770
Accrued expenses and other liabilities	456,645	513,414
Notes payable	2,632,127	2,625,536
	3,279,099	3,322,720
Financial services	1,575	1,817
Stockholders’ equity:
Common stock	115,672	115,548
Paid-in capital	686,188	682,871
Retained earnings	1,491,073	1,466,713
Accumulated other comprehensive loss	(17,319)	(17,319)
Grantor stock ownership trust, at cost	(105,871)	(109,936)
Treasury stock, at cost	(534,574)	(447,043)
Total stockholders’ equity	1,635,169	1,690,834
Total liabilities and stockholders’ equity	$4,915,843	$5,015,371
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2016	2015
Cash flows from operating activities:
Net income	$28,724	$17,372
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	2,212	(1,607)
Amortization of discounts and issuance costs	3,770	3,914
Depreciation and amortization	1,832	1,646
Deferred income taxes	11,800	5,700
Stock-based compensation	7,506	7,428
Inventory impairments and land option contract abandonments	13,706	984
Changes in assets and liabilities:
Receivables	4,469	(17,999)
Inventories	(220,061)	(116,664)
Accounts payable, accrued expenses and other liabilities	(20,281)	(34,048)
Other, net	(1,136)	(2,626)
Net cash used in operating activities	(167,459)	(135,900)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(750)	(13,244)
Purchases of property and equipment, net	(2,876)	(1,590)
Net cash used in investing activities	(3,626)	(14,834)
Cash flows from financing activities:
Change in restricted cash	5,827	22
Proceeds from issuance of debt	—	250,000
Payment of debt issuance costs	—	(3,337)
Payments on mortgages and land contracts due to land sellers and other loans	(26,639)	(7,757)
Issuance of common stock under employee stock plans	—	25
Payments of cash dividends	(4,364)	(4,599)
Stock repurchases	(87,531)	(300)
Net cash provided by (used in) financing activities	(112,707)	234,054
Net increase (decrease) in cash and cash equivalents	(283,792)	83,320
Cash and cash equivalents at beginning of period	560,341	358,768
Cash and cash equivalents at end of period	$276,549	$442,088
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of May 31, 2016, the results of our consolidated operations for the three months and six months ended May 31, 2016 and 2015, and our consolidated cash flows for the six months ended May 31, 2016 and 2015. The results of our consolidated operations for the three months and six months ended May 31, 2016 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2015 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2015, which are contained in our Annual Report on Form 10-K for that period.
Unless the context indicates otherwise, the terms “we,” “our,” and “us” used in this report refer to KB Home, a Delaware corporation, and its subsidiaries.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $109.5 million at May 31, 2016 and $342.3 million at November 30, 2015. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted Cash. Restricted cash at May 31, 2016 and November 30, 2015 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (“LOC Facilities”).
Comprehensive Income. Our comprehensive income was $15.6 million for the three months ended May 31, 2016 and $9.6 million for the three months ended May 31, 2015. For the six months ended May 31, 2016 and 2015, our comprehensive income was $28.7 million and $17.4 million, respectively. Our comprehensive income for each of the three-month and six-month periods ended May 31, 2016 and 2015 was equal to our net income for the respective periods.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. In 2016, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. For public entities, ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest —

Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public entities, ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We believe adopting ASU 2015-03 and ASU 2015-15 will not have a material effect on our consolidated financial statements.
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
As of May 31, 2016, we had identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of May 31, 2016, our homebuilding reporting segments conducted operations in the following states:
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
In the second quarter of 2016, we announced that we had begun a transition out of the Metro Washington, D.C. market that is expected to be completed over the next 12 months. Our operations in the Metro Washington, D.C. market consisted of communities in Maryland and Virginia, which are included in our Southeast homebuilding reporting segment, and represented 2% of our consolidated homebuilding revenues for the three months ended May 31, 2016. We plan to continue constructing and delivering homes in our active communities remaining in this market. We also have other land interests in this market that we intend to build out or sell. As described in Note 6 – Inventory Impairments and Land Option Contract Abandonments, we recorded inventory impairment and land option contract abandonment charges related to this transition during the three months ended May 31, 2016.

Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. This segment earns revenues primarily from insurance commissions and from the provision of title services. We currently offer mortgage banking services, including residential mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through Home Community Mortgage, LLC (“HCM”), a joint venture of a subsidiary of ours and a subsidiary of Nationstar Mortgage LLC (“Nationstar”). Through these respective subsidiaries, we have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM, with Nationstar providing management oversight of HCM’s operations. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of their home.
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
The following tables present financial information relating to our segments (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Revenues:
West Coast	$615,119	$554,543	$331,273	$277,288
Southwest	212,003	145,318	111,671	80,181
Central	442,393	335,496	240,232	176,348
Southeast	214,689	163,335	125,286	86,987
Total homebuilding revenues	1,484,204	1,198,692	808,462	620,804
Financial services	5,217	4,398	2,588	2,165
Total	$1,489,421	$1,203,090	$811,050	$622,969

Pretax income (loss):
West Coast	$41,735	$40,408	$19,619	$18,554
Southwest	22,637	8,688	10,134	5,245
Central	33,914	23,351	23,335	13,125
Southeast	(14,154)	(16,214)	(6,590)	(6,601)
Corporate and other	(46,011)	(37,932)	(23,221)	(20,838)
Total homebuilding pretax income	38,121	18,301	23,277	9,485
Financial services	2,703	4,871	1,520	3,188
Total	$40,824	$23,172	$24,797	$12,673

Inventory impairment charges:
West Coast	$4,574	$—	$4,574	$—
Southwest	—	—	—	—
Central	787	—	—	—
Southeast	5,915	—	5,356	—
Total	$11,276	$—	$9,930	$—

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Land option contract abandonments:
West Coast	$421	$—	$261	$—
Southwest	111	—	111	—
Central	460	—	—	—
Southeast	1,438	984	1,438	536
Total	$2,430	$984	$1,810	$536

	May 31, 2016	November 30, 2015
Inventories:
Homes under construction
West Coast	$705,598	$535,795
Southwest	114,147	112,032
Central	295,563	263,345
Southeast	131,915	120,184
Subtotal	1,247,223	1,031,356

Land under development
West Coast	807,694	788,607
Southwest	329,661	317,331
Central	458,954	421,783
Southeast	219,352	238,324
Subtotal	1,815,661	1,766,045

Land held for future development
West Coast	256,816	277,954
Southwest	90,540	104,677
Central	17,949	22,082
Southeast	96,900	111,633
Subtotal	462,205	516,346
Total	$3,525,089	$3,313,747

Assets:
West Coast	$1,881,235	$1,740,299
Southwest	575,881	582,030
Central	886,688	829,811
Southeast	484,325	507,844
Corporate and other	1,074,791	1,341,359
Total homebuilding assets	4,902,920	5,001,343
Financial services	12,923	14,028
Total	$4,915,843	$5,015,371

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Revenues
Insurance commissions	$2,947	$2,724	$1,371	$1,290
Title services	2,270	1,673	1,217	874
Interest income	—	1	—	1
Total	5,217	4,398	2,588	2,165

Expenses
General and administrative	(1,730)	(1,892)	(871)	(928)
Operating income	3,487	2,506	1,717	1,237
Equity in income (loss) of unconsolidated joint ventures	(784)	2,365	(197)	1,951
Pretax income	$2,703	$4,871	$1,520	$3,188

	May 31, 2016	November 30, 2015
Assets
Cash and cash equivalents	$1,700	$1,299
Receivables	1,543	2,245
Investments in unconsolidated joint ventures	9,656	10,440
Other assets	24	44
Total assets	$12,923	$14,028
Liabilities
Accounts payable and accrued expenses	$1,575	$1,817
Total liabilities	$1,575	$1,817

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Numerator:
Net income	$28,724	$17,372	$15,597	$9,573
Less: Distributed earnings allocated to nonvested restricted stock	(21)	(16)	(10)	(8)
Less: Undistributed earnings allocated to nonvested restricted stock	(116)	(45)	(66)	(24)
Numerator for basic earnings per share	28,587	17,311	15,521	9,541

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	$1,333	$1,333	$667	$667
Add: Undistributed earnings allocated to nonvested restricted stock	116	45	66	24
Less: Undistributed earnings reallocated to nonvested restricted stock	(104)	(41)	(59)	(22)
Numerator for diluted earnings per share	$29,932	$18,648	$16,195	$10,210

Denominator:
Weighted average shares outstanding — basic	86,704	91,974	84,196	91,995
Effect of dilutive securities:
Share-based payments	1,954	1,094	2,122	1,147
Convertible senior notes	8,402	8,402	8,402	8,402
Weighted average shares outstanding — diluted	97,060	101,470	94,720	101,544
Basic earnings per share	$.33	$.19	$.18	$.10
Diluted earnings per share	$.31	$.18	$.17	$.10
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2016 or 2015.
Outstanding stock options to purchase 9.7 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and six-month periods ended May 31, 2016, and outstanding options to purchase 6.9 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and six-month periods ended May 31, 2015, respectively, because the effect of their inclusion in each case would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.	Inventories
Inventories consisted of the following (in thousands):

	May 31, 2016	November 30, 2015
Homes under construction	$1,247,223	$1,031,356
Land under development	1,815,661	1,766,045
Land held for future development	462,205	516,346
Total	$3,525,089	$3,313,747
Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized to construction and land costs as the related inventories are delivered to homebuyers or land buyers (as applicable). Interest and real estate taxes are not capitalized on land held for future development.
Our interest costs were as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Capitalized interest at beginning of period	$288,442	$266,668	$300,314	$284,040
Interest incurred	92,509	94,202	46,258	49,199
Interest expensed	(5,667)	(13,456)	(1,970)	(8,118)
Interest amortized to construction and land costs (a)	(66,239)	(47,736)	(35,557)	(25,443)
Capitalized interest at end of period (b)	$309,045	$299,678	$309,045	$299,678

(a)	Interest amortized to construction and land costs for the six months ended May 31, 2016 included $.5 million related to land sales during the period.

(b)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed on a quarterly basis to determine if indicators of potential impairment exist. We record an inventory impairment charge when indicators of potential impairment exist and the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. We evaluated 32 and 26 communities or land parcels for recoverability during the six months ended May 31, 2016 and 2015, respectively. The carrying value of the communities or land parcels evaluated during the six months ended May 31, 2016 and 2015 was $248.7 million and $212.5 million, respectively. Some of the communities or land parcels evaluated during the six months ended May 31, 2016 and 2015 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period, if any, were counted only once for each six-month period.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Six Months Ended May 31,		Three Months Ended May 31,
Unobservable Input (a)	2016	2015	2016	2015
Average selling price	$280,100 - $310,000	—	$280,100	—
Deliveries per month	1 - 4	—	4	—
Discount rate	17% - 20%	—	20%	—

(a)
The ranges of inputs used in each period primarily reflect differences between the housing markets where each of the impacted communities are located, rather than fluctuations in prevailing market conditions.

Based on the results of our evaluations, we recognized inventory impairment charges of $9.9 million for the three months ended May 31, 2016 and $11.3 million for the six months ended May 31, 2016. Inventory impairment charges for the three months and six months ended May 31, 2016 included $5.4 million associated with the planned future sales of two land parcels in the Metro Washington, D.C. market, reflecting our decision in the current quarter to wind down our operations in this market, and $4.6 million associated with one community in California where we decided to change our operational and marketing strategy in order to monetize our investment more quickly by accelerating the overall timing for selling, building and delivering homes on land that had been held for future development. The estimated fair value of the Metro Washington, D.C. land parcels was based on broker quotes. Inventory impairment charges for the six months ended May 31, 2016 also included $.6 million related to a property in Florida where we decided to change our operational and marketing strategy in order to monetize our investment more quickly by accelerating the overall timing for selling, building and delivering homes on land that had been held for future development. The balance of the charges for the six months ended May 31, 2016 related to the sales of our last remaining land parcels in the Rio Grande Valley area of Texas, where we decided to change our strategy and monetize our investment through land sales rather than build and sell homes on the parcels as previously intended. The estimated fair value of the Rio Grande Valley parcels was based on executed sales contracts. These sales closed in the second quarter of 2016. We had no inventory impairment charges in the three months or six months ended May 31, 2015.

As of May 31, 2016, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $221.4 million, representing 24 communities and various other land parcels. As of November 30, 2015, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $254.2 million, representing 28 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.8 million corresponding to 312 lots for the three months ended May 31, 2016, and $2.4 million of such charges corresponding to 492 lots for the six months ended May 31, 2016. Of the land option contract abandonment charges recognized for the three months and six months ended May 31, 2016, $1.4 million related to the wind-down of our Metro Washington, D.C. operations. We recognized land option contract abandonment charges of $.5 million corresponding to 114 lots for the three months ended May 31, 2015 and $1.0 million of such charges corresponding to 426 lots for the six months ended May 31, 2015.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, it is possible that actual results could differ substantially from those estimated.

7.	Variable Interest Entities
We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analysis, we determined that one of our joint ventures at May 31, 2016 was a VIE, but we were not the primary beneficiary of this VIE. At November 30, 2015, we determined that none of our joint ventures were VIEs. All of our joint ventures at May 31, 2016 and November 30, 2015 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically pay a specified option or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2016 and November 30, 2015 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2016		November 30, 2015
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$26,231	$571,247	$32,436	$611,567
Other land option contracts and other similar contracts	21,161	386,267	22,101	576,140
Total	$47,392	$957,514	$54,537	$1,187,707
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $63.2 million at May 31, 2016 and $65.6 million at November 30, 2015. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s)

during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option under the land option contract or other similar contract and purchase the optioned land parcel(s). In making this determination with respect to a land option contract or other similar contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $77.6 million at May 31, 2016 and $110.0 million at November 30, 2015.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Revenues	$21,852	$6,420	$18,514	$3,210
Construction and land costs	(25,996)	(13,992)	(18,501)	(10,249)
Other expense, net	(2,591)	(1,411)	(1,468)	(715)
Loss	$(6,735)	$(8,983)	$(1,455)	$(7,754)
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	May 31, 2016	November 30, 2015
Assets
Cash	$23,745	$23,309
Receivables	1,682	7,546
Inventories	168,119	175,196
Other assets	776	910
Total assets	$194,322	$206,961

	May 31, 2016	November 30, 2015
Liabilities and equity
Accounts payable and other liabilities	$12,304	$17,108
Notes payable (a)	45,280	39,064
Equity	136,738	150,789
Total liabilities and equity	$194,322	$206,961

(a)
One of our unconsolidated joint ventures has a construction loan agreement with a third-party lender to finance its land development activities that is secured by the underlying property and related project assets. Outstanding debt under the agreement is non-recourse to us and is scheduled to mature in August 2018. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2016 or November 30, 2015.

The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	May 31, 2016	November 30, 2015
Number of investments in unconsolidated joint ventures	7	7
Investments in unconsolidated joint ventures	$65,213	$71,558
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	574	677
We and our partner in the unconsolidated joint venture that has the construction loan agreement described above provided certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; a guaranty of interest payments on the outstanding balance of the secured debt under the construction loan agreement; and an indemnity of the lender from environmental issues. In each case, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of May 31, 2016, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt is material to our consolidated financial statements.
Of the unconsolidated joint venture lots controlled under land option and other similar contracts at May 31, 2016, we are committed to purchase 132 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next three years for an aggregate purchase price of approximately $57.7 million under agreements that were entered into with the unconsolidated joint venture in the second quarter of 2016.

9.	Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2016	November 30, 2015
Cash surrender value of insurance contracts	$66,857	$67,786
Debt issuance costs	22,432	25,408
Property and equipment, net	14,139	13,100
Prepaid expenses	9,362	6,480
Total	$112,790	$112,774

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2016	November 30, 2015
Inventory-related obligations (a)	$113,453	$148,887
Employee compensation and related benefits	98,710	114,456
Self-insurance and other litigation liabilities	94,303	96,496
Accrued interest payable	65,583	62,645
Warranty liability	48,837	49,085
Customer deposits	20,255	14,563
Real estate and business taxes	9,271	14,255
Other	6,233	13,027
Total	$456,645	$513,414

(a)
Represents liabilities for financing arrangements discussed in Note 7 – Variable Interest Entities, as well as liabilities for fixed or determinable amounts associated with tax increment financing entity (“TIFE”) assessments. As homes are delivered, our obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.

11.	Income Taxes
Income Tax Expense. Our income tax expense totaled $9.2 million and $3.1 million for the three months ended May 31, 2016 and 2015, respectively. For the six months ended May 31, 2016 and 2015, our income tax expense was $12.1 million and $5.8 million, respectively. Income tax expense for the three months ended May 31, 2016 reflected the favorable net impact of $.4 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective income tax rate of 37.1%. For the three months ended May 31, 2015, our effective income tax rate of 24.5% reflected the favorable net impact of $1.7 million of federal energy tax credits. Our income tax expense for the six months ended May 31, 2016 and 2015 reflected the favorable net impact of federal energy tax credits of $3.7 million and $3.1 million, respectively. Our effective income tax rate was 29.6% for the six months ended May 31, 2016 and 25.0% for the six months ended May 31, 2015.
The federal energy tax credits for the three-month and six-month periods ended May 31, 2016 resulted from legislation enacted on December 18, 2015. Among other things, this legislation extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2016. Prior to this legislation, the tax credit expired on December 31, 2014. The federal energy tax credits for the three-month and six-month periods ended May 31, 2015 were earned from building energy-efficient homes in prior periods based on legislation enacted on December 19, 2014, which permitted retroactive application of the credits.
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
Our deferred tax assets of $808.2 million as of May 31, 2016 and $820.0 million as of November 30, 2015 were partly offset by a valuation allowance in each period of $37.8 million. The deferred tax asset valuation allowances as of May 31, 2016 and November 30, 2015 were primarily related to foreign tax credits and certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard. Based on our evaluation of our deferred tax assets as of May 31, 2016, we determined that most of our deferred tax assets would be realized. Therefore, we made no adjustments to our deferred tax valuation allowance during the three months or six months ended May 31, 2016.

Unrecognized Tax Benefits. At both May 31, 2016 and November 30, 2015, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million, all of which, if recognized, would affect our effective income tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date. The fiscal years ending 2012 and later remain open to federal examinations, while fiscal years 2011 and later remain open to state examinations.

12.	Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2016	November 30, 2015
Mortgages and land contracts due to land sellers and other loans	$41,461	$35,664
9.10% Senior notes due September 15, 2017	263,875	263,475
7 1/4% Senior notes due June 15, 2018	299,635	299,554
4.75% Senior notes due May 15, 2019	400,000	400,000
8.00% Senior notes due March 15, 2020	347,156	346,843
7.00% Senior notes due December 15, 2021	450,000	450,000
7.50% Senior notes due September 15, 2022	350,000	350,000
7.625% Senior notes due May 15, 2023	250,000	250,000
1.375% Convertible senior notes due February 1, 2019	230,000	230,000
Total	$2,632,127	$2,625,536
Unsecured Revolving Credit Facility. We have a $275.0 million unsecured revolving credit facility with a syndicate of financial institutions (“Credit Facility”) that will mature on August 7, 2019. The Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $450.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $137.5 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, the LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .30% to .50% of the unused commitment, based on our Leverage Ratio. The terms of the Credit Facility require us, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2016, we had no cash borrowings and $31.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2016, we had $243.4 million available for cash borrowings under the Credit Facility, with up to $105.9 million of that amount available for the issuance of letters of credit.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of May 31, 2016 and November 30, 2015, we had $3.4 million and $9.1 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2016, inventories having a carrying value of $144.1 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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
Senior Notes. All of the senior notes outstanding at May 31, 2016 and November 30, 2015 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of the 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”). These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, as described in the instruments governing these notes.
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
As of May 31, 2016, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2016 – $40.1 million; 2017 – $266.4 million; 2018 – $300.0 million; 2019 – $630.0 million; 2020 – $350.0 million; and thereafter – $1.05 billion.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the six months ended May 31, 2016 and the year ended November 30, 2015 (in thousands):

Description	Fair Value Hierarchy	May 31, 2016	November 30, 2015
Inventories (a)	Level 2	$1,054	$—
Inventories (a)	Level 3	5,782	11,988

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period, as of the date the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

Inventories with a carrying value of $17.8 million were written down to their fair value, less associated costs to sell (where applicable), of $6.5 million during the six months ended May 31, 2016, resulting in inventory impairment charges of $11.3 million. Inventories with a carrying value of $20.0 million were written down to their fair value of $12.0 million during the year ended November 30, 2015, resulting in inventory impairment charges of $8.0 million.
The fair values for inventories that were determined using Level 2 inputs were based on executed sales contracts. The fair values for inventories that were determined using Level 3 inputs were based on the estimated future net cash flows discounted for inherent risk associated with each underlying asset, or, with respect to planned future land sales, were based on broker quotes, as described in Note 6 – Inventory Impairments and Land Option Contract Abandonments.

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2016		November 30, 2015
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,360,666	$2,446,213	$2,359,872	$2,429,850
Convertible senior notes	Level 2	230,000	215,050	230,000	211,313
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
Warranty. We provide a limited warranty on all of our homes. The specific terms and conditions of our limited warranty program vary depending upon the markets in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and certain other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. Our limited warranty program is ordinarily how we respond to and account for homeowners’ requests to local division offices seeking repairs, including claims where we could have liability under applicable state statutes or tort law for a defective condition in or damages to a home. Our warranty liability covers our costs of repairs associated with homeowner claims made under our limited warranty program. These claims are generally made directly by a homeowner and involve their individual home.
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
The changes in our warranty liability were as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Balance at beginning of period	$49,085	$45,196	$50,575	$45,357
Warranties issued	11,567	8,884	6,315	4,751
Payments (a)	(12,467)	(14,642)	(8,446)	(7,047)
Adjustments (b)	652	7,034	393	3,411
Balance at end of period	$48,837	$46,472	$48,837	$46,472

(a)
Payments for the three months and six months ended May 31, 2015 included $3.4 million and $7.5 million, respectively, to repair homes affected by water intrusion-related issues in certain of our communities in central and southwest Florida. These issues were substantially resolved as of November 30, 2015.

(b)
Adjustments for the three months and six months ended May 31, 2016 and 2015 included the reclassification of certain estimated minimum probable recoveries to receivables in connection with the above-noted water intrusion-related issues. The adjustments for each period had no impact on our consolidated statements of operations. There were no estimated minimum probable recoveries netted against our warranty liability at May 31, 2016.

Florida Attorney General’s Office Inquiry. In 2013, we were notified by the Florida Attorney General’s Office that it was making a preliminary inquiry into the status of our communities in Florida which were affected by water intrusion-related issues. We established an accrual for the estimated minimum probable loss with respect to this inquiry during 2014 and increased the accrual during 2015. This inquiry was resolved through an agreement with the Florida Attorney General’s Office that was approved by a Florida circuit court and became effective in February 2016. We paid a stipulated amount to the Florida Attorney General’s Office under the agreement in March 2016. The amount we had previously accrued for this inquiry was adequate based on the terms of the approved agreement.
Guarantees. In the normal course of our business, we issue certain representations, warranties and guarantees related to our home sales and land sales. Based on historical experience, we do not believe any potential liability with respect to these representations, warranties or guarantees would be material to our consolidated financial statements.
Self-Insurance. We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, including claims made under our limited warranty program, subject to certain self-insured retentions, deductibles and other coverage limits. We also maintain certain other insurance policies. In Arizona, California, Colorado and Nevada, our subcontractors’ general liability insurance primarily takes the form of a wrap-up policy under a program where eligible subcontractors are enrolled as insureds on each project. Enrolled subcontractors contribute toward the cost of the insurance and agree to pay a contractual amount in the future in the event of a claim related to their work. To the extent provided under the wrap-up program, we absorb the enrolled subcontractors’ general liability associated with the work performed on our homes within the applicable projects as part of our overall general liability insurance coverage and self-insurance.
We self-insure a portion of our overall risk through the use of a captive insurance subsidiary, which provides coverage for our exposure to construction defect, bodily injury and property damage claims and related litigation or regulatory actions, up to certain limits. Our self-insurance liability generally covers our costs of settlements and/or repairs, if any, as well as our costs to defend and resolve the following types of claims:

•
Construction defect: Construction defect claims, which represent the largest component of our self-insurance liability, typically originate through a legal or regulatory process rather than directly by a homeowner and involve the alleged occurrence of a condition affecting two or more homes within the same community, or they involve a common area or homeowners’ association property within a community. These claims typically involve higher costs to resolve than individual homeowner warranty claims, and the rate of claims is highly variable.

•	Bodily injury: Bodily injury claims typically involve individuals (other than our employees) who claim they were injured while on our property or as a result of our operations.

•
Property damage: Property damage claims generally involve claims by third parties for alleged damage to real or personal property as a result of our operations. Such claims may occasionally include those made against us by owners of property located near our communities.

We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. The amount of our self-insurance liability is determined through an analysis performed by a third-party actuary that uses our historical claim and expense data, including data related to contributions from third parties, as well as industry data to estimate our overall costs for unpaid claims, incurred but not reported claims and claim adjustment expenses that are associated with the risks we are assuming with respect to our self-insurance and insurance policy deductibles. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; insurance industry practices; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability determined through the actuarial analysis relates to incurred but not reported claims and, therefore, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
The changes in our self-insurance liability were as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Balance at beginning of period	$82,175	$86,574	$81,461	$82,747
Self-insurance expense (a)	8,422	7,225	4,406	4,790
Payments	(8,061)	(13,663)	(3,331)	(7,401)
Balance at end of period	$82,536	$80,136	$82,536	$80,136

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.
For most of our claims, there is no interaction between our warranty liability and self-insurance liability. Typically, if a matter is identified at its outset as either a warranty or self-insurance claim, it remains as such through its resolution. However, there can be instances of interaction between the liabilities, such as where individual homeowners in a community separately request warranty repairs to their homes to address a similar condition or issue and subsequently join together to initiate, or potentially initiate, a legal process with respect to that condition or issue and/or the repair work we have undertaken. In these instances, the claims and related repair work generally are initially covered by our warranty liability, and the costs associated with resolving the legal matter (including any additional repair work) are covered by our self-insurance liability.
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts described above, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and self-insurance matters totaled $20.9 million at May 31, 2016 and $21.6 million at November 30, 2015.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2016, we had $533.8 million of performance bonds and $35.0 million of letters of credit outstanding. At November 30, 2015, we had $565.4 million of performance bonds and $33.4 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2016, we had total cash deposits of $47.4 million to purchase land having an aggregate purchase price of $957.5 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

15.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (“Claimed Damages”). KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. On March 15, 2013, the court entered orders denying the consolidated plaintiffs’ motions for summary judgment and granting the majority of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, those for fraud, negligent misrepresentation, and punitive damages. With the court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the court granted motions that further narrowed the scope of the Claimed Damages. The consolidated plaintiffs filed an appeal from the court’s summary judgment decisions with the Nevada Supreme Court and that court heard oral argument on June 6, 2016. The Nevada Supreme Court can rule on the matters at any time, but we anticipate a decision within 90 days of June 6, 2016. The Eighth Judicial District Court scheduled a new trial date of February 28, 2017 for all remaining claims. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could exceed the amount accrued by a range of zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages.
Wage and Hour Litigation. In May 2011, a group of current and former sales representatives filed a collective action lawsuit in the United States District Court for the Southern District of Texas, Galveston Division entitled Edwards, K. v. KB Home.  The lawsuit alleged that we misclassified sales representatives and failed to pay minimum and overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07).  In September 2012, the Edwards court conditionally certified a nationwide class, and in May 2015, scheduled an initial trial involving a portion of the plaintiffs for December 2015.  In September 2013, some of the plaintiffs in the Edwards case filed a lawsuit in Los Angeles Superior Court entitled Andrea L. Bejenaru, et al. v. KB Home, et al.  The lawsuit alleged violations of California laws relating to overtime, meal period and rest break pay, itemized wage statements, waiting time penalties and unfair business practices for a class of sales representatives.  Although the case involved a putative class of individuals who were our sales representatives from September 2009 forward, the Bejenaru case was not certified as a class action.  In the second quarter of 2015, plaintiff representatives in the Edwards and the Bejenaru cases claimed $66 million in compensatory damages, penalties and interest, as well as injunctive relief, attorneys’ fees and costs for both matters.  On November 18, 2015, we reached a tentative mediated settlement with the plaintiff representatives in both cases that was subject to judicial approval. Under the terms of the tentative settlement, we agreed to pay $7.5 million to a settlement administrator for distribution to individual settling plaintiffs, subject to obtaining releases from, and a specified threshold of participation by, such individuals. On May 2, 2016, after further negotiations to resolve important details related to the claims submission process for individual settling plaintiffs, we reached final settlement terms with the plaintiff representatives. The final settlement terms did not change the settlement amount, which is intended to be inclusive of all payments to settling plaintiffs and all related fees and costs, or the required threshold participation level. On May 19, 2016, the Edwards court approved the final settlement terms with respect to the Edwards case and, with the Bejenaru court’s consent, preliminarily approved the final settlement terms with respect to the Bejenaru case. Based on the court’s decision, we expect to receive its final approval with respect to the Bejenaru case in September of this year. In 2015, we established an accrual for these cases in the amount of $7.5 million, which we maintained at May 31, 2016.
San Diego Water Board Notice of Violation. In August 2015, the California Regional Water Quality Control Board, San Diego Region (“RWQCB”) issued to us and another homebuilder a Notice of Violation (“NOV”) alleging violations of the California Water Code and waste discharge prohibitions of the water quality control plan for the San Diego Region (Basin Plan). According to the NOV, the alleged violations involved the unpermitted discharge of fill material into the waters of the United States and California during the grading of a required secondary access road for a community located in San Diego County, California, which was performed pursuant to a County-issued grading permit. In its NOV, the RWQCB requested to meet with us to discuss the alleged violations as part of its process to determine whether to bring any enforcement action, and we have met with the RWQCB in an effort to resolve the matters alleged in the NOV. An administrative hearing before the RWQCB is presently scheduled for August 10, 2016. While the ultimate outcome is uncertain, we believe that any penalties and related corrective measures the RWQCB may impose under the NOV could exceed $100,000 (the threshold for the required disclosure of this type of environmental proceeding) but they are not expected to be material to our consolidated financial statements.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2016, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

16.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended May 31, 2016
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2015	$115,548	$682,871	$1,466,713	$(17,319)	$(109,936)	$(447,043)	$1,690,834
Net income	—	—	28,724	—	—	—	28,724
Dividends on common stock	—	—	(4,364)	—	—	—	(4,364)
Performance share-based stock issuance	124	(4,189)	—	—	4,065	—	—
Stock-based compensation	—	7,506	—	—	—	—	7,506
Stock repurchases	—	—	—	—	—	(87,531)	(87,531)
Balance at May 31, 2016	$115,672	$686,188	$1,491,073	$(17,319)	$(105,871)	$(534,574)	$1,635,169
We maintain an account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of their governing instruments. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at May 31, 2016. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the governing instruments.
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
On January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 4,000,000 shares that remained under a prior board-approved share repurchase program. The amount and timing of shares purchased under this 10,000,000 share repurchase program are subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by the board of directors. As of May 31, 2016, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. During the three months ended May 31, 2016, no shares were repurchased pursuant to this authorization.
During the six months ended May 31, 2016, we also repurchased 155,789, or $1.6 million, of previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards as well as shares forfeited by individuals upon their termination of employment. These transactions were not considered repurchases under the above-described board of directors authorization.

During the three months ended May 31, 2016 and May 31, 2015, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the six months ended May 31, 2016 and 2015 totaled $.050 per share of common stock.

17.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the six months ended May 31, 2016:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	12,635,644	$19.39
Granted	—	—
Exercised	—	—
Cancelled	(533)	45.68
Options outstanding at end of period	12,635,111	$19.39
Options exercisable at end of period	10,389,189	$20.35
As of May 31, 2016, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 4.3 years and 3.3 years, respectively. There was $3.0 million of total unrecognized compensation expense related to unvested stock option awards as of May 31, 2016. For the three months ended May 31, 2016 and May 31, 2015, stock-based compensation expense associated with stock options totaled $1.1 million and $.9 million, respectively. For each of the six- month periods ended May 31, 2016 and 2015, stock-based compensation expense associated with stock options totaled $2.0 million. The aggregate intrinsic value of both stock options outstanding and stock options exercisable was $15.9 million at May 31, 2016. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $3.5 million for the three months ended May 31, 2016 and $3.3 million for the three months ended May 31, 2015 related to restricted stock and PSUs. We recognized total compensation expense of $5.5 million for the six months ended May 31, 2016 and $5.4 million for the six months ended May 31, 2015 related to restricted stock and PSUs.
Approval of the Amended KB Home 2014 Equity Incentive Plan. At our Annual Meeting of Stockholders held on April 7, 2016, our stockholders approved the Amended KB Home 2014 Equity Incentive Plan, authorizing, among other things, the issuance for grants of stock-based awards to our employees, non-employee directors and consultants of up to 7,500,000 additional shares above the original 4,800,000 shares our stockholders approved under the KB Home 2014 Equity Incentive Plan (or an aggregate issuance of up to 12,300,000 shares), plus any shares that were available for grant as of April 7, 2014 under our 2010 Equity Incentive Plan (“2010 Plan”), and any shares subject to then-outstanding awards under the 2010 Plan that subsequently expire or are canceled, forfeited, tendered or withheld to satisfy tax withholding obligations with respect to full value awards, or settled for cash.

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2016	2015
Summary of cash and cash equivalents at end of period:
Homebuilding	$274,849	$439,920
Financial services	1,700	2,168
Total	$276,549	$442,088

	Six Months Ended May 31,
	2016	2015
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2,729	$10,043
Income taxes paid	2,635	1,887

Supplemental disclosures of noncash activities:
Reclassification of warranty recoveries to receivables	$2,151	$7,034
Increase (decrease) in consolidated inventories not owned	(32,324)	45,613
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	4,875	13,992
Inventories acquired through seller financing	32,436	—

19.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of May 31, 2016.

Condensed Consolidating Statements of Operations (in thousands)

	Six Months Ended May 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,305,625	$183,796	$—	$1,489,421
Homebuilding:
Revenues	$—	$1,305,625	$178,579	$—	$1,484,204
Construction and land costs	—	(1,092,291)	(165,241)	—	(1,257,532)
Selling, general and administrative expenses	(43,316)	(116,342)	(22,084)	—	(181,742)
Operating income (loss)	(43,316)	96,992	(8,746)	—	44,930
Interest income	240	42	4	—	286
Interest expense	(88,707)	(3,802)	—	86,842	(5,667)
Intercompany interest	149,762	(56,149)	(6,771)	(86,842)	—
Equity in loss of unconsolidated joint ventures	—	(1,425)	(3)	—	(1,428)
Homebuilding pretax income (loss)	17,979	35,658	(15,516)	—	38,121
Financial services pretax income	—	—	2,703	—	2,703
Total pretax income (loss)	17,979	35,658	(12,813)	—	40,824
Income tax benefit (expense)	(2,100)	(11,700)	1,700	—	(12,100)
Equity in net income of subsidiaries	12,845	—	—	(12,845)	—
Net income (loss)	$28,724	$23,958	$(11,113)	$(12,845)	$28,724

	Six Months Ended May 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,052,324	$150,766	$—	$1,203,090
Homebuilding:
Revenues	$—	$1,052,324	$146,368	$—	$1,198,692
Construction and land costs	—	(882,949)	(133,879)	—	(1,016,828)
Selling, general and administrative expenses	(35,346)	(94,290)	(19,968)	—	(149,604)
Operating income (loss)	(35,346)	75,085	(7,479)	—	32,260
Interest income	251	4	—	—	255
Interest expense	(91,253)	(2,949)	—	80,746	(13,456)
Intercompany interest	144,184	(55,025)	(8,413)	(80,746)	—
Equity in loss of unconsolidated joint ventures	—	(756)	(2)	—	(758)
Homebuilding pretax income (loss)	17,836	16,359	(15,894)	—	18,301
Financial services pretax income	—	—	4,871	—	4,871
Total pretax income (loss)	17,836	16,359	(11,023)	—	23,172
Income tax benefit (expense)	(3,400)	(4,300)	1,900	—	(5,800)
Equity in net income of subsidiaries	2,936	—	—	(2,936)	—
Net income (loss)	$17,372	$12,059	$(9,123)	$(2,936)	$17,372

	Three Months Ended May 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$704,282	$106,768	$—	$811,050
Homebuilding:
Revenues	$—	$704,282	$104,180	$—	$808,462
Construction and land costs	—	(590,425)	(98,289)	—	(688,714)
Selling, general and administrative expenses	(18,976)	(63,206)	(11,628)	—	(93,810)
Operating income (loss)	(18,976)	50,651	(5,737)	—	25,938
Interest income	106	24	4	—	134
Interest expense	(44,337)	(1,921)	—	44,288	(1,970)
Intercompany interest	75,719	(28,086)	(3,345)	(44,288)	—
Equity in loss of unconsolidated joint ventures	—	(822)	(3)	—	(825)
Homebuilding pretax income (loss)	12,512	19,846	(9,081)	—	23,277
Financial services pretax income	—	—	1,520	—	1,520
Total pretax income (loss)	12,512	19,846	(7,561)	—	24,797
Income tax benefit (expense)	(2,800)	(8,100)	1,700	—	(9,200)
Equity in net income of subsidiaries	5,885	—	—	(5,885)	—
Net income (loss)	$15,597	$11,746	$(5,861)	$(5,885)	$15,597

	Three Months Ended May 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$541,328	$81,641	$—	$622,969
Homebuilding:
Revenues	$—	$541,328	$79,476	$—	$620,804
Construction and land costs	—	(452,616)	(71,794)	—	(524,410)
Selling, general and administrative expenses	(19,674)	(48,665)	(10,193)	—	(78,532)
Operating income (loss)	(19,674)	40,047	(2,511)	—	17,862
Interest income	150	1	1	—	152
Interest expense	(47,710)	(1,489)	—	41,081	(8,118)
Intercompany interest	73,751	(28,388)	(4,282)	(41,081)	—
Equity in loss of unconsolidated joint ventures	—	(409)	(2)	—	(411)
Homebuilding pretax income (loss)	6,517	9,762	(6,794)	—	9,485
Financial services pretax income	—	—	3,188	—	3,188
Total pretax income (loss)	6,517	9,762	(3,606)	—	12,673
Income tax benefit (expense)	(1,200)	(2,500)	600	—	(3,100)
Equity in net income of subsidiaries	4,256	—	—	(4,256)	—
Net income (loss)	$9,573	$7,262	$(3,006)	$(4,256)	$9,573

Condensed Consolidating Balance Sheets (in thousands)

	May 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$195,383	$64,648	$14,818	$—	$274,849
Restricted cash	3,517	—	—	—	3,517
Receivables	2,828	144,716	3,522	—	151,066
Inventories	—	3,206,733	318,356	—	3,525,089
Investments in unconsolidated joint ventures	—	62,714	2,499	—	65,213
Deferred tax assets, net	188,699	489,471	92,226	—	770,396
Other assets	98,396	11,566	2,828	—	112,790
	488,823	3,979,848	434,249	—	4,902,920
Financial services	—	—	12,923	—	12,923
Intercompany receivables	3,809,514	—	100,819	(3,910,333)	—
Investments in subsidiaries	38,683	—	—	(38,683)	—
Total assets	$4,337,020	$3,979,848	$547,991	$(3,949,016)	$4,915,843
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$120,801	$410,327	$115,844	$—	$646,972
Notes payable	2,565,556	66,571	—	—	2,632,127
	2,686,357	476,898	115,844	—	3,279,099
Financial services	—	—	1,575	—	1,575
Intercompany payables	15,494	3,502,950	391,889	(3,910,333)	—
Stockholders’ equity	1,635,169	—	38,683	(38,683)	1,635,169
Total liabilities and stockholders’ equity	$4,337,020	$3,979,848	$547,991	$(3,949,016)	$4,915,843

	November 30, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$444,850	$98,281	$15,911	$—	$559,042
Restricted cash	9,344	—	—	—	9,344
Receivables	39	148,338	4,305	—	152,682
Inventories	—	2,979,617	334,130	—	3,313,747
Investments in unconsolidated joint ventures	—	69,057	2,501	—	71,558
Deferred tax assets, net	190,770	501,454	89,972	—	782,196
Other assets	97,590	11,783	3,401	—	112,774
	742,593	3,808,530	450,220	—	5,001,343
Financial services	—	—	14,028	—	14,028
Intercompany receivables	3,627,150	—	102,103	(3,729,253)	—
Investments in subsidiaries	39,383	—	—	(39,383)	—
Total assets	$4,409,126	$3,808,530	$566,351	$(3,768,636)	$5,015,371
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$136,352	$442,529	$118,303	$—	$697,184
Notes payable	2,564,762	60,774	—	—	2,625,536
	2,701,114	503,303	118,303	—	3,322,720
Financial services	—	—	1,817	—	1,817
Intercompany payables	17,178	3,305,227	406,848	(3,729,253)	—
Stockholders’ equity	1,690,834	—	39,383	(39,383)	1,690,834
Total liabilities and stockholders’ equity	$4,409,126	$3,808,530	$566,351	$(3,768,636)	$5,015,371

Condensed Consolidating Statements of Cash Flows (in thousands)

	Six Months Ended May 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$6,508	$(179,676)	$5,709	$—	$(167,459)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(750)	—	—	(750)
Purchases of property and equipment, net	(2,437)	(331)	(108)	—	(2,876)
Intercompany	(167,470)	—	—	167,470	—
Net cash used in investing activities	(169,907)	(1,081)	(108)	167,470	(3,626)
Cash flows from financing activities:
Change in restricted cash	5,827	—	—	—	5,827
Payments on mortgages and land contracts due to land sellers and other loans	—	(26,639)	—	—	(26,639)
Payments of cash dividends	(4,364)	—	—	—	(4,364)
Stock repurchases	(87,531)	—	—	—	(87,531)
Intercompany	—	173,763	(6,293)	(167,470)	—
Net cash provided by (used in) financing activities	(86,068)	147,124	(6,293)	(167,470)	(112,707)
Net decrease in cash and cash equivalents	(249,467)	(33,633)	(692)	—	(283,792)
Cash and cash equivalents at beginning of period	444,850	98,281	17,210	—	560,341
Cash and cash equivalents at end of period	$195,383	$64,648	$16,518	$—	$276,549

	Six Months Ended May 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$17,630	$(119,782)	$(33,748)	$—	$(135,900)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(13,244)	—	—	(13,244)
Purchases of property and equipment, net	(399)	(1,135)	(56)	—	(1,590)
Intercompany	(187,947)	—	—	187,947	—
Net cash used in investing activities	(188,346)	(14,379)	(56)	187,947	(14,834)
Cash flows from financing activities:
Change in restricted cash	22	—	—	—	22
Proceeds from issuance of debt	250,000	—	—	—	250,000
Payment of debt issuance costs	(3,337)	—	—	—	(3,337)
Payments on mortgages and land contracts due to land sellers and other loans	—	(7,757)	—	—	(7,757)
Issuance of common stock under employee stock plans	25	—	—	—	25
Payments of cash dividends	(4,599)	—	—	—	(4,599)
Stock repurchases	(300)	—	—	—	(300)
Intercompany	—	160,114	27,833	(187,947)	—
Net cash provided by financing activities	241,811	152,357	27,833	(187,947)	234,054
Net increase (decrease) in cash and cash equivalents	71,095	18,196	(5,971)	—	83,320
Cash and cash equivalents at beginning of period	303,280	37,112	18,376	—	358,768
Cash and cash equivalents at end of period	$374,375	$55,308	$12,405	$—	$442,088

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Six Months Ended May 31,			Three Months Ended May 31,
	2016	2015	Variance	2016	2015	Variance
Revenues:
Homebuilding	$1,484,204	$1,198,692	24%	$808,462	$620,804	30%
Financial services	5,217	4,398	19	2,588	2,165	20
Total revenues	$1,489,421	$1,203,090	24%	$811,050	$622,969	30%
Pretax income:
Homebuilding	$38,121	$18,301	108%	$23,277	$9,485	145%
Financial services	2,703	4,871	(45)	1,520	3,188	(52)
Total pretax income	40,824	23,172	76	24,797	12,673	96
Income tax expense	(12,100)	(5,800)	(109)	(9,200)	(3,100)	(197)
Net income	$28,724	$17,372	65%	$15,597	$9,573	63%
Basic earnings per share	$.33	$.19	74%	$.18	$.10	80%
Diluted earnings per share	$.31	$.18	72%	$.17	$.10	70%

We continued to see healthy housing supply and demand conditions in most of our served markets in the first half of 2016, supported by steady economic growth. With the favorable market environment and our solid operational execution in the 2016 second quarter, we significantly expanded both our revenues and earnings compared to the prior-year quarter. Within our homebuilding operations, housing revenues for the quarter grew 33% year over year to $807.4 million, as the number of homes we delivered increased 30% to 2,329 and the overall average selling price of those homes rose 2% to $346,700. Although our housing gross profit margin for the quarter decreased 50 basis points year over year to 15.5%, primarily due to inventory-related charges, our selling, general and administrative expense ratio improved 140 basis points to 11.6% of housing revenues, reflecting enhanced operating leverage from delivering more homes and generating corresponding higher revenues. Homebuilding operating income for the 2016 second quarter increased 45% to $25.9 million, despite total inventory-related charges of $11.7 million, of which $6.8 million related to the wind-down of our Metro Washington, D.C. operations, which is discussed further below. Inventory-related charges in the year-earlier quarter totaled $.5 million. For the three months ended May 31, 2016, we posted net income of $15.6 million, up 63% from the corresponding period of 2015, and diluted earnings per share of $.17, up 70% year over year.
During the six months ended May 31, 2016, we invested $702.6 million in land and land development to drive year-over-year community count growth in 2017 and beyond. In the corresponding period of 2015, such investments totaled $454.7 million. Approximately 51% of our total investment in the first half of 2016 related to land acquisition, compared to approximately 28% in the year-earlier period.
The following table presents information concerning our net orders, cancellation rate, ending backlog and community count for the three-month and six-month periods ended May 31, 2016 and 2015 (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Net orders	5,521	5,204	3,249	3,015
Net order value (a)	$2,027,676	$1,806,042	$1,203,002	$1,052,866
Cancellation rate (b)	24%	24%	21%	22%
Ending backlog — homes	5,205	4,733	5,205	4,733
Ending backlog — value	$1,829,102	$1,610,823	$1,829,102	$1,610,823
Ending community count	242	261	242	261
Average community count	243	241	242	248

(a)
Net order value represents the potential future housing revenues associated with net orders generated during a period as well as homebuyer selections of lot and product premiums and design studio options and upgrades for homes in backlog during the same period.

(b)	The cancellation rate represents the total number of contracts for new homes canceled during a period divided by the total (gross) orders for new homes generated during the same period.
Net Orders. For the three months ended May 31, 2016, net orders from our homebuilding operations rose 8% from the year-earlier period, despite a 2% decrease in our average community count. The combination of higher net orders and a higher overall average selling price resulted in the value of our 2016 second quarter net orders increasing 14% from the year-earlier quarter. For the three-month period ended May 31, 2016, our cancellation rate improved slightly compared to the corresponding period of 2015. For the six months ended May 31, 2016, net orders grew 6% and net order value increased 12% from the corresponding period of 2015, while the cancellation rate remained flat.
Backlog. The number of homes in our backlog at May 31, 2016 rose 10% from May 31, 2015, primarily reflecting the 22% higher backlog level we had at the beginning of the 2016 second quarter as compared to the year-earlier quarter and an 8% year-over-year increase in our second quarter net orders. The potential future housing revenues in our backlog at May 31, 2016 grew 14% from May 31, 2015 due to the larger number of homes in our backlog and the higher average selling price of those homes. The growth in our backlog value reflected substantial year-over-year increases in each of our four homebuilding reporting segments, ranging from 9% in our Southwest segment to 15% in our Southeast segment.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our ending and average community counts for the 2016 second quarter decreased 7% and 2%, respectively, each on a year-over-year basis. For the six months ended May 31, 2016, our average community count was relatively flat with the year-earlier period.
In the 2016 second quarter, we announced that we had begun a transition out of the Metro Washington, D.C. market that is expected to be completed over the next 12 months. We made the decision to wind down our operations in this market with a view toward reallocating our resources to markets where we believe we can generate stronger returns. Our operations in the Metro Washington, D.C. market consisted of communities in Maryland and Virginia, which are included in our Southeast homebuilding reporting segment, and represented 2% of our consolidated homebuilding revenues for the three months ended May 31, 2016. We plan to continue constructing and delivering homes in our three active communities remaining in this market, which represented 1% of our overall community count at May 31, 2016. We also have other land interests in this market that we intend to build out or sell.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Revenues:
Housing	$1,480,054	$1,129,762	$807,408	$604,921
Land	4,150	68,930	1,054	15,883
Total	1,484,204	1,198,692	808,462	620,804
Costs and expenses:
Construction and land costs
Housing	(1,247,131)	(953,659)	(682,303)	(508,276)
Land	(10,401)	(63,169)	(6,411)	(16,134)
Total	(1,257,532)	(1,016,828)	(688,714)	(524,410)
Selling, general and administrative expenses	(181,742)	(149,604)	(93,810)	(78,532)
Total	(1,439,274)	(1,166,432)	(782,524)	(602,942)
Operating income	$44,930	$32,260	$25,938	$17,862
Homes delivered	4,282	3,380	2,329	1,787
Average selling price	$345,600	$334,200	$346,700	$338,500
Housing gross profit margin as a percentage of housing revenues	15.7%	15.6%	15.5%	16.0%
Adjusted housing gross profit margin as a percentage of housing revenues	20.7%	19.9%	20.7%	20.3%
Selling, general and administrative expenses as a percentage of housing revenues	12.3%	13.2%	11.6%	13.0%
Operating income as a percentage of homebuilding revenues	3.0%	2.7%	3.2%	2.9%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of May 31, 2016, our homebuilding reporting segments consisted of operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2016	2015	2016	2015	2016	2015
West Coast	1,089	873	1,550	1,322	18%	18%
Southwest	742	516	900	921	19	18
Central	1,671	1,390	2,111	2,046	28	29
Southeast	780	601	960	915	26	24
Total	4,282	3,380	5,521	5,204	24%	24%

	Six Months Ended May 31,
	Net Order Value			Average Community Count
Segment	2016	2015	Variance	2016	2015	Variance
West Coast	$910,493	$756,311	20%	59	51	16%
Southwest	262,625	258,213	2	37	36	3
Central	581,457	535,424	9	91	94	(3)
Southeast	273,101	256,094	7	56	60	(7)
Total	$2,027,676	$1,806,042	12%	243	241	1%

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2016	2015	2016	2015	2016	2015
West Coast	581	459	995	770	14%	18%
Southwest	392	279	541	532	16	19
Central	906	737	1,210	1,176	26	27
Southeast	450	312	503	537	28	21
Total	2,329	1,787	3,249	3,015	21%	22%

	Net Order Value			Average Community Count
Segment	2016	2015	Variance	2016	2015	Variance
West Coast	$572,882	$438,754	31%	61	53	15%
Southwest	155,337	149,555	4	37	39	(5)
Central	328,242	308,381	6	91	95	(4)
Southeast	146,541	156,176	(6)	53	61	(13)
Total	$1,203,002	$1,052,866	14%	242	248	(2)%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2016	2015	Variance	2016	2015	Variance
West Coast	1,199	1,042	15%	$703,346	$617,354	14%
Southwest	763	729	5	218,047	200,697	9
Central	2,282	2,145	6	638,052	558,681	14
Southeast	961	817	18	269,657	234,091	15
Total	5,205	4,733	10%	$1,829,102	$1,610,823	14%
Revenues. Homebuilding revenues for the three months ended May 31, 2016 rose 30% from the year-earlier period to $808.5 million. The year-over-year growth reflected an increase in our housing revenues that was partly offset by a decrease in revenues from land sales.
Housing revenues increased 33% to $807.4 million for the quarter ended May 31, 2016 from $604.9 million for the corresponding quarter of 2015 due to increases in both the number of homes we delivered and the overall average selling price of those homes. We delivered 2,329 homes in the 2016 second quarter, up 30% from 1,787 homes in the year-earlier quarter, largely due to the 22% higher backlog level we had at the beginning of the 2016 second quarter as compared to the year-earlier quarter, and improved backlog conversion that mainly reflected improved performance by mortgage lenders and shorter construction cycle time. The backlog level at the beginning of the 2016 second quarter was higher in each of our homebuilding reporting segments as compared to the year-earlier quarter. In addition, the backlog conversion for the 2016 second quarter improved on a year-over-year basis in three of our four homebuilding reporting segments.

The overall average selling price of homes delivered rose 2% to $346,700 for the three months ended May 31, 2016 from $338,500 for the year-earlier period. The moderate growth in our average selling price, compared to the 5% year-over-year increase in the 2016 first quarter, was largely due to a shift in product and geographic mix, as a greater proportion of our homes delivered were from communities with relatively lower average selling prices.
Land sale revenues totaled $1.1 million for the three months ended May 31, 2016 and $15.9 million for the three months ended May 31, 2015. The higher land sale revenues in the 2015 second quarter primarily reflected the particular land sale opportunities that we executed on to monetize certain land positions. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of land at reasonable prices and prevailing market conditions.
For the six months ended May 31, 2016, our homebuilding revenues increased 24% from the year-earlier period to $1.48 billion. Housing revenues for the six months ended May 31, 2016 rose $350.3 million, or 31%, from the corresponding period of 2015 due to a 27% increase in the number of homes delivered and a 3% increase in the overall average selling price of those homes. We delivered 4,282 homes in the first half of 2016, compared to 3,380 homes in the year-earlier period. Our overall average selling price of homes delivered for the six months ended May 31 rose to $345,600 in 2016 from $334,200 in 2015 for the reasons described above with respect to the three months ended May 31, 2016.
Land sale revenues decreased to $4.2 million for the six months ended May 31, 2016 from $68.9 million for the six months ended May 31, 2015, primarily as a result of our sale of a large parcel in northern California during 2015.
Operating Income. Our homebuilding operating income increased 45% to $25.9 million for the three months ended May 31, 2016 from $17.9 million for the year-earlier period, despite inventory impairment and land option contract abandonment charges in the current period totaling $11.7 million, of which $6.8 million related to the wind-down of our Metro Washington, D.C. operations. Homebuilding operating income for the three months ended May 31, 2015 included $.5 million of land option contract abandonment charges. As a percentage of homebuilding revenues, our homebuilding operating income increased 30 basis points to 3.2% for the three months ended May 31, 2016 from 2.9% for the corresponding period of 2015. Excluding inventory-related charges, our homebuilding operating income margin for the three months ended May 31, 2016 rose 170 basis points from the year-earlier quarter to 4.7%.
For the six months ended May 31, 2016, our homebuilding operating income increased to $44.9 million from $32.3 million for the corresponding period of 2015. The first half of 2016 included inventory impairment and land option contract abandonment charges totaling $13.7 million, compared to $1.0 million of land option contract abandonment charges in the first half of 2015. As a percentage of homebuilding revenues, homebuilding operating income for the first half of 2016 improved 30 basis points to 3.0%, compared to 2.7% for the year-earlier period. Excluding inventory-related charges, our homebuilding operating income margin for the six months ended May 31, 2016 rose 120 basis points from the year-earlier quarter to 4.0%.
The year-over-year improvements in our homebuilding operating income for the three-month and six-month periods ended May 31, 2016 reflected increases in housing gross profits that were partly offset by increases in both selling, general and administrative expenses and land sale losses.
Housing gross profits increased to $125.1 million for the three months ended May 31, 2016 from $96.6 million for the year-earlier period. Our housing gross profits for the 2016 second quarter included $4.6 million of inventory impairment charges and $1.8 million of land option contract abandonment charges. In the 2015 second quarter, our housing gross profits included $.5 million of land option contract abandonment charges.
Our housing gross profit margin for the 2016 second quarter declined 50 basis points to 15.5% from 16.0% for the year-earlier quarter, primarily due to an increase in inventory impairment and land option contract abandonment charges (approximately 70 basis points), higher land, land development and construction costs (approximately 30 basis points), and an increase in the amortization of previously capitalized interest (approximately 20 basis points). The impact of these items was partly offset by improved operating leverage from the increased volume of homes delivered and corresponding revenues compared to the 2015 second quarter (approximately 60 basis points) and other factors (approximately 10 basis points). Sales incentives did not have a significant impact on our year-over-year housing gross profit margin comparison for the three months ended May 31, 2016.
Excluding the amortization of previously capitalized interest associated with housing operations of $35.6 million and $25.4 million in the three-month periods ended May 31, 2016 and 2015, respectively, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin improved 40 basis points to 20.7% in the current quarter from 20.3% in the year-earlier quarter. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”

Selling, general and administrative expenses for the 2016 second quarter rose to $93.8 million from $78.5 million for the year-earlier quarter, mainly due to higher variable expenses associated with the year-over-year increases in homes delivered and corresponding revenues. As a percentage of housing revenues, selling, general and administrative expenses improved 140 basis points to 11.6% for the three months ended May 31, 2016 from 13.0% for the year-earlier period, largely due to improved operating leverage on fixed costs from the increased volume of homes delivered and corresponding revenues.
Land sale losses totaled $5.4 million for the three months ended May 31, 2016 and $.3 million for the three months ended May 31, 2015. In the 2016 second quarter, land sale losses were comprised of inventory impairment charges associated with the planned future sales of two land parcels in the Metro Washington, D.C. market, reflecting our decision in the current quarter to wind down our operations in this market.
Our housing gross profits of $232.9 million for the six months ended May 31, 2016 increased $56.8 million, or 32.3%, from $176.1 million for the year-earlier period. Housing gross profits for the six months ended May 31, 2016 included $5.2 million of inventory impairment charges and $2.4 million of land option contract abandonment charges. Housing gross profits for the six months ended May 31, 2015 included $1.0 million of land option contract abandonment charges. Our housing gross profit margin of 15.7% for the first six months of 2016 increased 10 basis points from 15.6% for the year-earlier period, primarily reflecting the impact of improved operating leverage from the increased volume of homes delivered and corresponding revenues compared to the 2015 period that was largely offset by increases in both inventory-related charges and the amortization of previously capitalized interest. Sales incentives as a percentage of housing revenues in the first half of 2016 were roughly the same as in the year-earlier period. In the six months ended May 31, 2016, our adjusted housing gross profit margin improved 80 basis points to 20.7%, compared to 19.9% in the six months ended May 31, 2015.
Selling, general and administrative expenses increased $32.1 million, or 21%, to $181.7 million for the six months ended May 31, 2016 from $149.6 million for the corresponding period of 2015 for the reasons described above with respect to the three months ended May 31, 2016. As a percentage of housing revenues, selling, general and administrative expenses improved to 12.3% for the six months ended May 31, 2016 from 13.2% for the year-earlier period.
For the six months ended May 31, 2016, land sale losses totaled $6.3 million, reflecting the above-mentioned inventory impairment charges associated with our planned future land sales in the Metro Washington, D.C. market, and inventory impairment charges recorded in the first quarter related to the sales of our last remaining land parcels in the Rio Grande Valley area of Texas that closed in the second quarter. Our land sales for the six months ended May 31, 2015 generated profits of $5.8 million, primarily reflecting our sale of a large parcel in northern California during 2015.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventory balance as of May 31, 2016 based on our current estimated timeframe for delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,652.3	$1,356.2	$377.1	$139.5	$3,525.1
The inventory balances in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments, and collectively represented 85% of our total inventory balance at May 31, 2016. The inventory balance in the 6-10 years category was also located in all of our homebuilding reporting segments. The inventory balance in the greater than 10 years category was primarily located in our West Coast and Southwest homebuilding reporting segments. The inventory balances in the 6-10 years and greater than 10 years categories were mainly comprised of land held for future development.
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
We believe that the carrying value of our inventory balance as of May 31, 2016 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as specific attributes or circumstances of each community or land parcel in our inventory that could be indicators of potential impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.1 million and $.2 million for the three months ended May 31, 2016 and 2015, respectively. For each of the six-month periods ended May 31, 2016 and 2015, our interest income totaled $.3 million. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land purchases, land development, home construction and other operating and capital needs. Our interest expense, net of amounts capitalized, decreased to $2.0 million for the three months ended May 31, 2016 from $8.1 million for the three months ended May 31, 2015, reflecting a decrease in interest incurred and an increase in the amount of interest capitalized due to a higher amount of inventory qualifying for interest capitalization in the current quarter. For the six months ended May 31, 2016, our interest expense, net of amounts capitalized, totaled $5.7 million, decreasing from $13.5 million in the year-earlier period. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization.

During the three months and six months ended May 31, 2016 and 2015, the average amount of our inventory qualifying for interest capitalization was lower than our average debt level and, therefore, a portion of the interest we incurred was reflected as interest expense. The amount of inventory qualifying for interest capitalization during the three-month and six-month periods ended May 31, 2016 increased more than our debt level increased, each as compared to the year-earlier period, primarily as a result of our substantial investment in land and land development during 2015 and in the first half of 2016, as well as recently activated land previously held for future development. Accordingly, we expensed less interest in the three months and six months ended May 31, 2016 compared to the corresponding year-earlier periods.
Interest incurred decreased 6% to $46.3 million for the three months ended May 31, 2016 from $49.2 million for the year-earlier period due to the lower average debt outstanding in the current period as a result of the retirement of $199.9 million in aggregate principal amount of certain senior notes at their maturity on June 15, 2015. We capitalized $44.3 million and $41.1 million of the interest incurred in the three months ended May 31, 2016 and May 31, 2015, respectively. For the six months ended May 31, 2016, interest incurred declined 2% to $92.5 million from $94.2 million for the year-earlier period due to the lower average debt outstanding during the 2016 period. We capitalized $86.8 million and $80.7 million of the interest incurred in the six months ended May 31, 2016 and May 31, 2015, respectively.
Interest amortized to construction and land costs increased to $35.6 million for the three months ended May 31, 2016 from $25.4 million for the year-earlier period. For the six months ended May 31, 2016, interest amortized to construction and land costs rose to $66.2 million from $47.7 million for the year-earlier period. The year-over-year increase in interest amortized for each of the three-month and six-month periods ended May 31, 2016 reflected year-over-year increases in the number of homes delivered and higher construction and land costs attributable to those homes. Additionally, interest amortized in the first half of 2016 included $.5 million related to land sales that occurred during the period. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 4.4% for both the three-month and six-month periods ended May 31, 2016, and 4.2% for each of the corresponding year-earlier periods.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $.8 million for the three months ended May 31, 2016 and $.4 million for the three months ended May 31, 2015. For the six months ended May 31, 2016, our equity in loss of unconsolidated joint ventures was $1.4 million, compared to $.8 million for the same period of 2015.

Further information regarding our investments in unconsolidated joint ventures is provided in Note 8 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Housing revenues	$1,480,054	$1,129,762	$807,408	$604,921
Housing construction and land costs	(1,247,131)	(953,659)	(682,303)	(508,276)
Housing gross profits	232,923	176,103	125,105	96,645
Add: Amortization of previously capitalized interest (a)	65,757	47,736	35,551	25,443
Inventory-related charges (b)	7,563	984	6,384	536
Adjusted housing gross profits	$306,243	$224,823	$167,040	$122,624
Housing gross profit margin as a percentage of housing revenues	15.7%	15.6%	15.5%	16.0%
Adjusted housing gross profit margin as a percentage of housing revenues	20.7%	19.9%	20.7%	20.3%

(a)	Represents the amortization of previously capitalized interest associated with housing operations.

(b)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.
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
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	May 31, 2016	November 30, 2015
Notes payable	$2,632,127	$2,625,536
Stockholders’ equity	1,635,169	1,690,834
Total capital	$4,267,296	$4,316,370
Ratio of debt to capital	61.7%	60.8%

Notes payable	$2,632,127	$2,625,536
Less: Cash and cash equivalents and restricted cash	(278,366)	(568,386)
Net debt	2,353,761	2,057,150
Stockholders’ equity	1,635,169	1,690,834
Total capital	$3,988,930	$3,747,984
Ratio of net debt to capital	59.0%	54.9%

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
HOMEBUILDING REPORTING SEGMENTS
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Six Months Ended May 31,				Three Months Ended May 31,
	2016	2015	Variance		2016	2015	Variance
Revenues	$615,119	$554,543	11%		$331,273	$277,288	19%
Construction and land costs	(526,727)	(472,464)	(11)		(287,930)	(236,873)	(22)
Selling, general and administrative expenses	(44,133)	(35,687)	(24)		(22,892)	(18,194)	(26)
Operating income	44,259	46,392	(5)		20,451	22,221	(8)
Other expense, net	(2,524)	(5,984)	58		(832)	(3,667)	77
Pretax income	$41,735	$40,408	3%		$19,619	$18,554	6%

Homes delivered	1,089	873	25%		581	459	27%
Average selling price	$564,800	$565,500	—%		$570,200	$579,000	(2	) %
Housing gross profit margin	14.4%	15.5%	(110	)bps	13.1%	15.4%	(230	)bps
This segment’s revenues for the three months and six months ended May 31, 2016 were generated solely from housing operations. For the three months and six months ended May 31, 2015, this segment’s revenues were generated from both housing operations and land sales. Housing revenues of $331.3 million for the 2016 second quarter grew 25% from $265.7 million for the year-earlier quarter due to an increase in the number of homes delivered, partly offset by a slight decrease in the average selling price of those homes that resulted from a shift in product and geographic mix. For the six months ended May 31, 2016, housing revenues rose 25% from $493.7 million for the corresponding period of 2015, reflecting an increase in the number of homes delivered. The year-over-year growth in the number of homes delivered for each of the three-month and six-month periods ended May 31, 2016 was primarily attributable to inland submarkets within our southern California operations. Our West Coast segment generated land sale revenues of $11.5 million and $60.8 million for the three months and six months ended May 31, 2015, respectively, primarily reflecting our sale of a large parcel in northern California.
The year-over-year increase in this segment’s pretax income for the three months ended May 31, 2016 reflected higher housing gross profits and a decrease in other expense, net that were largely offset by higher selling, general and administrative expenses. Housing gross profits increased as a result of the higher volume of homes delivered, partly offset by a decrease in the housing gross profit margin. The year-over-year decline in the housing gross profit margin was mainly due to inventory impairment and land option contract abandonment charges, higher land and construction costs and a shift in product and geographic mix. These impacts were partly offset by improved operating leverage from the increased volume of homes delivered and corresponding revenues, and favorable warranty adjustments. Inventory-related charges impacting the 2016 second quarter housing gross profit margin totaled $4.8 million and primarily related to one community that was previously held for future development where we decided to accelerate the overall timing for selling, building and delivering homes in the community. This segment had no inventory-related charges in the year-earlier quarter. Sales incentives as a percentage of housing revenues in the 2016 second quarter did not have a significant impact on the year-over-year housing gross profit margin comparison. Selling, general and administrative expenses for the three months ended May 31, 2016 increased from the year-earlier quarter, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding revenues. Other expense, net for the three months ended May 31, 2016 decreased from the corresponding period of 2015, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.
For the six months ended May 31, 2016, this segment’s pretax income increased from the year-earlier period, reflecting higher housing gross profits and a decrease in other expense, net that were mostly offset by the absence of land sale profits in the current period and higher selling, general and administrative expenses. The increase in housing gross profits reflected the impact of the higher volume of homes delivered, partly offset by a decline in the housing gross profit margin. The housing gross profit margin declined on a year-over-year basis for the reasons described above with respect to the three-month period. Inventory-related charges impacting the housing gross profit margin for the six months ended May 31, 2016 totaled $5.0 million. This segment had no inventory-related charges for the six months ended May 31, 2015. Selling, general and administrative expenses for the first half of 2016 rose from the year-earlier period, primarily due to the reason described above with respect to the three months ended May 31, 2016. Other expense, net for the six months ended May 31, 2016 decreased from the corresponding period of 2015, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Six Months Ended May 31,				Three Months Ended May 31,
	2016	2015	Variance		2016	2015	Variance
Revenues	$212,003	$145,318	46%		$111,671	$80,181	39%
Construction and land costs	(172,751)	(119,997)	(44)		(91,446)	(66,211)	(38)
Selling, general and administrative expenses	(15,291)	(13,273)	(15)		(9,581)	(6,830)	(40)
Operating income	23,961	12,048	99		10,644	7,140	49
Other expense, net	(1,324)	(3,360)	61		(510)	(1,895)	73
Pretax income	$22,637	$8,688	161%		$10,134	$5,245	93%

Homes delivered	742	516	44%		392	279	41%
Average selling price	$285,700	$275,400	4%		$284,900	$275,800	3%
Housing gross profit margin	18.5%	17.7%	80	bps	18.1%	18.0%	10	bps
This segment’s revenues for the three months and six months ended May 31, 2016 were generated solely from housing operations. For the three months and six months ended May 31, 2015, total revenues were generated from both housing and land sale revenues. Housing revenues for the 2016 second quarter rose 45% from $77.0 million for the year-earlier quarter. For the six months ended May 31, 2016, housing revenues grew 49% from $142.1 million for the corresponding period of 2015. The substantial year-over-year growth in the number of homes delivered for the three months and six months ended May 31, 2016 reflected increases from both our Arizona and Nevada operations. The average selling price of homes delivered for the three months and six months ended May 31, 2016 increased from the corresponding year-earlier periods, primarily due to a shift in product mix and generally rising home prices. This segment generated land sale revenues of $3.2 million for the three months and six months ended May 31, 2015.

This segment’s pretax income for the three months ended May 31, 2016 increased from the corresponding period of 2015, mainly due to higher housing gross profits and a decrease in other expense, net that were partly offset by higher selling, general and administrative expenses. Housing gross profits increased as a result of the higher volume of homes delivered and a slight improvement in the housing gross profit margin. The housing gross profit margin increased from the year-earlier quarter, mainly due to improved operating leverage from the increased volume of homes delivered and corresponding revenues, and favorable warranty adjustments. Selling, general and administrative expenses rose from the 2015 second quarter, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding revenues. Other expense, net in the 2016 second quarter decreased from the year-earlier quarter due to lower interest expense as a result of an increase in the amount of interest capitalized.
For the six months ended May 31, 2016, the year-over-year increase in this segment’s pretax income reflected an increase in housing gross profits and a decrease in other expense, net. Housing gross profits rose as a result of the higher volume of homes delivered and improvement in the housing gross profit margin. The housing gross profit margin increased on a year-over-year basis mainly due to the reasons described above with respect to the three-month period and a decrease in sales incentives as a percentage of housing revenues. Selling, general and administrative expenses increased from the 2015 first half, primarily due to the factors mentioned above for the three-month period, partly offset by a favorable legal settlement in the 2016 first half. Other expense, net in the 2016 first half decreased from the corresponding period of 2015 due to lower interest expense as a result of an increase in the amount of interest capitalized.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Six Months Ended May 31,				Three Months Ended May 31,
	2016	2015	Variance		2016	2015	Variance
Revenues	$442,393	$335,496	32%		$240,232	$176,348	36%
Construction and land costs	(359,633)	(274,541)	(31)		(192,478)	(143,125)	(34)
Selling, general and administrative expenses	(48,959)	(37,208)	(32)		(24,857)	(19,690)	(26)
Operating income	33,801	23,747	42		22,897	13,533	69
Other income (expense), net	113	(396)	(a)		438	(408)	(a)
Pretax income	$33,914	$23,351	45%		$23,335	$13,125	78%

Homes delivered	1,671	1,390	20%		906	737	23%
Average selling price	$262,300	$237,900	10%		$264,000	$237,800	11%
Housing gross profit margin	19.1%	18.4%	70	bps	20.0%	19.0%	100	bps

(a)	Percentage not meaningful.
This segment’s revenues for the three months and six months ended May 31, 2016 and 2015 were generated from both housing operations and land sales. Housing revenues for the 2016 second quarter increased 36% to $239.2 million from $175.2 million for the year-earlier quarter, reflecting increases in both the number of homes delivered and the average selling price of those homes. For the six months ended May 31, 2016, housing revenues of $438.2 million increased 33% from $330.6 million for the same period of 2015. The year-over-year growth in the number of homes delivered in the 2016 periods reflected increases from both our Texas and Colorado operations. The average selling price for the three months and six months ended May 31, 2016 rose from the corresponding periods of 2015, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally rising home prices. This segment generated land sale revenues of $1.1 million in each of the three-month periods ended May 31, 2016 and 2015. Land sale revenues for the six months ended May 31, 2016 and 2015 totaled $4.2 million and $4.9 million, respectively.
Pretax income for the three months ended May 31, 2016 increased $10.2 million from the year-earlier period, mainly due to growth in housing gross profits that was partly offset by higher selling, general and administrative expenses. Housing gross profits expanded as a result of the increased volume of homes delivered and improvement in the housing gross profit margin. The housing gross profit margin increased 100 basis points from the year-earlier quarter to 20.0%, largely due to improved operating leverage and lower overall land, land development and construction costs. Selling, general and administrative expenses for the 2016 second quarter rose from the corresponding period of 2015, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding housing revenues, partly offset by lower overhead costs as a result of our cost containment efforts.

This segment’s pretax income for the six months ended May 31, 2016 increased $10.6 million from the corresponding period of 2015, primarily due to growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses and land sale losses in the current period. The year-over-year growth in housing gross profits reflected the increased volume of homes delivered and improvement in our housing gross profit margin. The housing gross profit margin for the six months ended May 31, 2016 improved on a year-over-year basis for the reasons described above with respect to the three-month period, partly offset by unfavorable warranty adjustments and $.5 million of land option contract abandonments in the current period. Land sale losses totaled $.9 million in the first half of 2016, which included an inventory impairment charge of approximately $.8 million related to the sales of our last remaining land parcels in the Rio Grande Valley area of Texas. Selling, general and administrative expenses for the first six months of 2016 rose from the corresponding period of 2015, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding housing revenues, and an increase to a legal accrual, partly offset by lower overhead costs as a result of our cost containment efforts.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Six Months Ended May 31,				Three Months Ended May 31,
	2016	2015	Variance		2016	2015	Variance
Revenues	$214,689	$163,335	31%		$125,286	$86,987	44%
Construction and land costs	(195,306)	(147,040)	(33)		(115,410)	(76,914)	(50)
Selling, general and administrative expenses	(30,221)	(28,038)	(8)		(14,601)	(14,117)	(3)
Operating loss	(10,838)	(11,743)	8		(4,725)	(4,044)	(17)
Other expense, net	(3,316)	(4,471)	26		(1,865)	(2,557)	27
Pretax loss	$(14,154)	$(16,214)	13%		$(6,590)	$(6,601)	—%

Homes delivered	780	601	30%		450	312	44%
Average selling price	$275,200	$271,800	1%		$278,400	$278,800	—%
Housing gross profit margin	11.5%	10.0%	150	bps	12.2%	11.6%	60	bps
This segment’s revenues for the three months and six months ended May 31, 2016 and 2015 were generated solely from housing operations. Housing revenues for the 2016 second quarter and first half increased from the corresponding year-earlier periods due to increases in the number of homes delivered, as the average selling prices in both periods were essentially flat year over year. The growth in the number of homes delivered for the three months and six months ended May 31, 2016, compared to the corresponding year-earlier periods, was mainly from our Florida operations.
For the three months ended May 31, 2016, this segment’s pretax results were flat with the year-earlier period as an increase in housing gross profits and a decrease in other expense, net were offset by land sale losses and an increase in selling, general and administrative expenses. Housing gross profits increased due to a higher number of homes delivered and an improved housing gross profit margin. This segment’s housing gross profit margin increased on a year-over-year basis, primarily due to improved operating leverage from the increased volume of homes delivered and corresponding revenues, and lower overall land, land development and construction costs, partly offset by $1.4 million of land option contract abandonment charges related to the wind-down of our Metro Washington, D.C. operations, as described further in Note 6 – Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report. The year-earlier quarter included an increase in our estimate of minimum probable recoveries attributable to water intrusion-related issues that were substantially resolved as of November 30, 2015, partly offset by land option contract abandonment charges. Sales incentives as a percentage of housing revenues in the 2016 second quarter did not have a significant impact on the year-over-year housing gross profit margin comparison. Land sale losses of $5.4 million for the three months ended May 31, 2016 reflected inventory impairment charges associated with the planned future sales of two land parcels in the Metro Washington, D.C. area in connection with the wind-down of our operations in this market. Selling, general and administrative expenses rose in the 2016 second quarter from the year-earlier period, primarily due to increased variable expenses associated with the increased volume of homes delivered and corresponding revenues, partly offset by lower overhead costs as a result of our cost containment efforts. Selling, general and administrative expenses in the 2015 second quarter included an increase in the accrual for the estimated minimum probable loss with respect to the Florida Attorney General’s Office inquiry, which was resolved in 2016. Other expense, net for the three months ended May 31, 2016 decreased from the corresponding period of 2015 due to lower interest expense as a result of an increase in the amount of interest capitalized.

For the six months ended May 31, 2016, this segment’s pretax results improved $2.1 million, reflecting an increase in housing gross profits and a decrease in other expense, net that were partially offset by land sale losses and an increase in selling, general and administrative expenses. The growth in this segment’s housing gross profits was due to the increase in the number of homes delivered and an improvement in the housing gross profit margin. The housing gross profit margin increased on a year-over-year basis primarily due to improved operating leverage from the increased volume of homes delivered and corresponding revenues, and lower land, land development and construction costs, partly offset by $2.0 million of inventory-related charges, and unfavorable warranty adjustments. The year-earlier period included $1.0 million of land option contract abandonment charges as well as unfavorable warranty adjustments, partly offset by an increase in our estimate of minimum probable recoveries for water intrusion-related issues. Selling, general and administrative expenses increased in the 2016 first half from the corresponding year-earlier period, mainly for the reasons described above for the three-month period. In the 2015 first half, this segment’s selling, general and administrative expenses included an increase in the accrual for a Florida legal inquiry that was resolved in February 2016, as discussed in Note 14 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. Other expense, net for the six months ended May 31, 2016 decreased from the corresponding period of 2015 due to lower interest expense as a result of an increase in the amount of interest capitalized.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Revenues	$5,217	$4,398	$2,588	$2,165
Expenses	(1,730)	(1,892)	(871)	(928)
Equity in income (loss) of unconsolidated joint ventures	(784)	2,365	(197)	1,951
Pretax income	$2,703	$4,871	$1,520	$3,188

Total originations (a):
Loans	1,882	1,930	1,004	1,035
Principal	$473,023	$471,275	$255,633	$255,214
Percentage of homebuyers using HCM	48%	65%	47%	66%
Average FICO score	712	712	713	710

Loans sold (a):
Loans sold to Nationstar	2,001	2,017	961	1,017
Principal	$513,696	$492,684	$244,683	$249,621
Loans sold to third parties	154	83	109	56
Principal	$35,218	$15,166	$25,330	$10,583
(a)    Loan originations and sales occurred within HCM.
Revenues. Financial services revenues increased to $2.6 million for the three months ended May 31, 2016 from $2.2 million for the three months ended May 31, 2015. For the six months ended May 31, 2016, financial services revenues rose to $5.2 million from $4.4 million for the corresponding period of 2015. The year-over-year growth in our financial services revenues for the three months and six months ended May 31, 2016 reflected increases in both title services revenues and insurance commissions.
Expenses. General and administrative expenses totaled $.9 million for each of the three-month periods ended May 31, 2016 and 2015. For the six months ended May 31, 2016 and 2015, general and administrative expenses totaled $1.7 million and $1.9 million, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in loss of unconsolidated joint ventures was $.2 million for the three months ended May 31, 2016, compared to the equity in income of unconsolidated joint ventures of $2.0 million for the three months ended May 31, 2015. For the six months ended May 31, 2016, the equity in loss of unconsolidated joint ventures was $.8 million, compared to the equity in income of unconsolidated joint ventures of $2.4 million for corresponding period of 2015. The equity in income (loss) of unconsolidated joint ventures for the three months and six months ended May 31, 2016 and

2015 was related to the operations of HCM. For the three months and six months ended May 31, 2016, the losses from HCM mainly resulted from fewer loan originations and higher overhead costs. The percentage of homebuyers that used HCM to finance the purchase of their home in the three months and six months ended May 31, 2016 declined from the corresponding year-earlier periods, largely as a result of HCM’s transition to a new loan origination system that limited its ability to originate certain loans, as well as insufficient staffing in certain markets. The year-over-year decreases in the percentage of homebuyers that used HCM did not have a significant impact on our orders, cancellation rate or the number of homes we delivered for the three months or six months ended May 31, 2016.
INCOME TAXES
Our income tax expense totaled $9.2 million and $3.1 million for the three months ended May 31, 2016 and 2015, respectively. For the six months ended May 31, 2016 and 2015, our income tax expense was $12.1 million and $5.8 million, respectively. Income tax expense for the three months ended May 31, 2016 reflected the favorable net impact of $.4 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective income tax rate of 37.1%. For the three months ended May 31, 2015, our effective income tax rate of 24.5% reflected the favorable net impact of $1.7 million of federal energy tax credits. Income tax expense for the six months ended May 31, 2016 and 2015 reflected the favorable net impact of federal energy tax credits of $3.7 million and $3.1 million, respectively. Our effective income tax rate was 29.6% for the six months ended May 31, 2016 and 25.0% for the six months ended May 31, 2015. The extension of this tax credit may continue to benefit our effective tax rate for the remainder of 2016.
Our deferred tax assets of $808.2 million as of May 31, 2016 and $820.0 million as of November 30, 2015 were partly offset by a valuation allowance in each period of $37.8 million. The deferred tax asset valuation allowances as of May 31, 2016 and November 30, 2015 were primarily related to foreign tax credits and certain state NOLs that had not met the “more likely than not” realization standard.
Further information is provided in Note 11 – Income Taxes in the Notes to Consolidated Financial Statements in this report.
The benefits of our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of May 31, 2016, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
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
Our investments in land and land development totaled approximately $702.6 million for the six months ended May 31, 2016 and $454.7 million for the corresponding period of 2015. Approximately 51% of our total investments in the six months ended May 31, 2016 related to land acquisition, compared to approximately 28% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first six months of 2016 and 2015, most were made in our West Coast segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards, though we expect our investment in land and land development in 2016 will increase on an overall basis compared to the prior year to support home delivery and revenue growth in 2017 and beyond.

The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	May 31, 2016		November 30, 2015		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	11,567	$1,770,108	11,420	$1,602,356	147	$167,752
Southwest	8,631	534,348	8,981	534,040	(350)	308
Central	18,633	772,466	17,747	707,210	886	65,256
Southeast	8,452	448,167	9,251	470,141	(799)	(21,974)
Total	47,283	$3,525,089	47,399	$3,313,747	(116)	$211,342
The carrying value of the lots we owned or controlled at May 31, 2016 increased from November 30, 2015 primarily due to the investments we made during the six months ended May 31, 2016. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 18% at May 31, 2016 and 20% at November 30, 2015. Generally, this percentage fluctuates with our assessments of opportunities to control (or abandon) lots under land option contracts and other similar contracts, compared to opportunities to purchase (or sell owned) lots, in accordance with our investment return and marketing standards.
We ended our 2016 second quarter with $278.4 million of cash and cash equivalents and restricted cash, compared to $568.4 million at November 30, 2015. Our balance of unrestricted cash and cash equivalents decreased to $274.8 million at May 31, 2016 from $559.0 million at November 30, 2015, reflecting our investments in land and land development and repurchase of shares of our common stock during the first half of 2016. The majority of our cash and cash equivalents at May 31, 2016 and November 30, 2015 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2016	November 30, 2015	Variance
Mortgages and land contracts due to land sellers and other loans	$41,461	$35,664	$5,797
Senior notes	2,360,666	2,359,872	794
Convertible senior notes	230,000	230,000	—
Total	$2,632,127	$2,625,536	$6,591
Our financial leverage, as measured by the ratio of debt to capital, was 61.7% at May 31, 2016, compared to 60.8% at November 30, 2015. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) was 59.0% at May 31, 2016 and 54.9% at November 30, 2015.
LOC Facilities. As of May 31, 2016 and November 30, 2015, we had $3.4 million and $9.1 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $3.5 million at May 31, 2016 and $9.3 million at November 30, 2015, and these amounts were included in restricted cash in our consolidated balance sheets as of those dates.
Unsecured Revolving Credit Facility. We have a $275.0 million Credit Facility that will mature on August 7, 2019. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2016, we had no cash borrowings and $31.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2016, we had $243.4 million available for cash borrowings under the Credit Facility, with up to $105.9 million of that amount available for the issuance of letters of credit. The Credit Facility is further described in Note 12 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the six months ended May 31, 2016 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2015.

The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2016:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.18 billion	$1.64 billion
Leverage Ratio	<	.700	.617
Interest Coverage Ratio (a)	>	1.400	1.914
Minimum liquidity (a)	>	$183.1 million	$274.8 million
Investments in joint ventures and non-guarantor subsidiaries	<	$444.5 million	$103.9 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$354.5 million

(a)
Under the terms of the Credit Facility, we are required to meet either the Interest Coverage Ratio or a minimum level of liquidity, but not both. As of May 31, 2016, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
Our obligations to pay principal, premium, if any, and interest under the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. We may also cause other subsidiaries of ours to become Guarantor Subsidiaries if we believe it to be in our or the relevant subsidiary’s best interests. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 19 – Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2016, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $41.5 million, secured primarily by the underlying property, which had an aggregate carrying value of $144.1 million.
As of May 31, 2016, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(167,459)	$(135,900)
Investing activities	(3,626)	(14,834)
Financing activities	(112,707)	234,054
Net increase (decrease) in cash and cash equivalents	$(283,792)	$83,320

Operating Activities. Operating activities used net cash of $167.5 million in the six months ended May 31, 2016 and $135.9 million in the six months ended May 31, 2015. Generally, our net operating cash flows fluctuate based on changes in our inventories and our profitability. The year-over-year change in net operating cash flows for the six months ended May 31, 2016 was largely due to an increase in cash used for investments in land and land development, partly offset by an increase in net income.
Our net cash used in operating activities in the six months ended May 31, 2016 largely reflected net cash of $220.1 million used for investments in inventories, and a net decrease in accounts payable, accrued expenses and other liabilities of $20.3 million, partly offset by net income of $28.7 million and a net decrease in receivables of $4.5 million. In the six months ended May 31, 2015, our net cash used in operating activities mainly reflected investments in inventories of $116.7 million, a net decrease in accounts payable, accrued expenses and other liabilities of $34.0 million, and a net increase in receivables of $18.0 million, partly offset by net income of $17.4 million.
Investing Activities. Investing activities used net cash of $3.6 million in the six months ended May 31, 2016 and $14.8 million in the year-earlier period. In the six months ended May 31, 2016, our uses of cash included $2.9 million for net purchases of property and equipment and $.7 million for contributions to unconsolidated joint ventures. In the six months ended May 31, 2015, we used cash of $13.2 million for contributions to unconsolidated joint ventures and $1.6 million for net purchases of property and equipment.
Financing Activities. Financing activities used net cash of $112.7 million in the six months ended May 31, 2016 and provided net cash of $234.1 million in the six months ended May 31, 2015. The year-over-year change was primarily due to cash used to repurchase shares of our common stock in the first quarter of 2016, compared to the net proceeds received from the underwritten public issuance of senior notes in the 2015 first half.
In the six months ended May 31, 2016, cash was used mainly for repurchases of shares of our common stock at a total cost of $87.5 million, payments on mortgages and land contracts due to land sellers and other loans of $26.6 million and dividend payments on our common stock of $4.4 million. The cash used was partly offset by a decrease of $5.8 million in our restricted cash balance. In the six months ended May 31, 2015, cash was provided by proceeds of $250.0 million from the underwritten public issuance of 7.625% senior notes due 2023. The cash provided was partly offset by payments on mortgages and land contracts due to land sellers and other loans of $7.8 million, dividend payments on our common stock of $4.6 million, and the payment of debt issuance costs of $3.3 million.
During the three months ended May 31, 2016 and 2015, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the six months ended May 31, 2016 and 2015 totaled $.050 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 8 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $194.3 million at May 31, 2016 and $207.0 million at November 30, 2015. Our investments in unconsolidated joint ventures totaled $65.2 million at May 31, 2016 and $71.6 million at November 30, 2015. As of May 31, 2016 and November 30, 2015, one of our unconsolidated joint ventures had outstanding secured debt of $45.3 million and $39.1 million, respectively, under a construction loan agreement. The unconsolidated joint venture’s outstanding secured debt is non-recourse to us and is scheduled to mature in August 2018. While we and our partner in the unconsolidated joint venture provided certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt is material to our consolidated financial statements. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2016 or November 30, 2015. As discussed in Note 7 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at May 31, 2016 was a VIE, but we were not the primary beneficiary of this VIE. At November 30, 2015, we determined that none of our joint ventures were VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Of the 574 unconsolidated joint venture lots controlled under land option and other similar contracts at May 31, 2016, we are committed to purchase 132 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next three years for an aggregate purchase price of approximately $57.7 million under agreements that were entered into with the unconsolidated joint venture in the 2016 second quarter.
Land Option Contracts and Other Similar Contracts. As discussed in Note 7 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At May 31, 2016, we had total cash deposits of $47.4 million to purchase land having an aggregate purchase price of $957.5 million. At November 30, 2015, we had total deposits of $54.5 million to purchase land having an aggregate purchase price of $1.19 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at May 31, 2016, we estimate the remaining purchase price to be paid would be as follows: 2016 – $390.1 million; 2017 – $234.7 million; 2018 – $81.4 million; 2019 – $65.3 million; 2020 – $37.2 million; and thereafter – $101.4 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $63.2 million at May 31, 2016 and $65.6 million at November 30, 2015. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of May 31, 2016 and November 30, 2015 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluate our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $77.6 million at May 31, 2016 and $110.0 million at November 30, 2015.
Contractual Obligations. There have been no significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2015.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2016 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2015.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
Based on our ending community count and backlog levels at May 31, 2016, we believe we are well-positioned to achieve our primary operational and financial objectives for the year. Our present outlook is as follows:
2016 Third Quarter:

•
We expect our housing revenues to be in the range of $900 million to $960 million, compared to $798.6 million in the year-earlier quarter, reflecting both the conversion of our higher backlog at May 31, 2016 into homes delivered and an anticipated year-over-year increase in the overall average selling price of those homes to a range between $375,000 and $380,000.

•
We expect our housing gross profit margin will improve on a sequential basis to approximately 16.5%, assuming no inventory impairment or land option contract abandonment charges. We believe our selling, general and administrative expenses as a percentage of housing revenues will be approximately 10.8%, improving on a sequential and year-over-year basis due to our anticipated improved operating leverage from a higher volume of homes delivered and corresponding revenues, and cost containment efforts.

•	We are projecting an effective income tax rate of approximately 31% for the quarter, based on our present forecasts for pretax income and the impact of federal energy tax credits for the period.
2016 Full-Year:

•
We expect our housing revenues to be in the range of $3.45 billion to $3.70 billion, an increase from $2.91 billion in 2015, driven by both a higher volume of homes delivered and an increase in the overall average selling price of those homes of between 4% and 6%.

•
Assuming no inventory impairment or land option contract abandonment charges, we expect our housing gross profit margin will be in the range of 16.7% to 16.9%, reflecting sequential expansion in the second half of 2016, and an improvement year over year.

•
We expect our selling, general and administrative expenses as a percentage of housing revenues to be just below 11%, a year-over-year improvement anticipated to result from the factors noted above with respect to our 2016 third quarter ratio.

•	We expect our full-year housing operating income margin, assuming no inventory-related charges, will be in the range of 5.8% to 6.0%.

•
We expect our effective income tax rate for the full year will be approximately 32% to 34%, based on our actual first half results and our projected pretax income and the impact of a larger amount of federal energy tax credits for the balance of the year.

Capital Investment:

•
We currently own and control all of the lots needed to meet our current 2016 delivery forecast and a majority of the lots we currently expect to need for 2017. Under our current capital allocation program, which includes our investment of $702.6 million in land and land development for the first half of 2016 and our repurchases of shares of our outstanding common stock during the 2016 first quarter, we believe we have the capacity to invest up to $1.3 billion towards land and land development in 2016 to support home delivery and revenue growth in 2017 and beyond, and remain cash flow neutral for the year. However, our investments in land and land development in the 2016 second half will depend on both housing market conditions and the return potential of identified land acquisition opportunities, and could exceed this amount, which may result in our cash balance at the end of 2016 being lower than at the end of 2015.

•	We expect our average community count will decline in the third quarter by about 7% compared to the same quarter of 2015, and for the full year to be relatively flat compared to 2015.
We plan to maintain a balanced approach in managing our financial strength and financial leverage as we operate our business and seek to enhance stockholder returns. We believe we will have the liquidity and flexibility to continue to invest in our business in the remainder of 2016 to support future growth. From time to time, we may also consider repurchasing our outstanding common stock (as authorized by our board of directors) and/or potentially retiring a portion of our outstanding senior notes before their maturity (through open market or privately negotiated transactions).
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the following:

•	general economic, employment and business conditions;

•	population growth, household formations and demographic trends;

•	conditions in the capital, credit and financial markets;

•	our ability to access external financing sources and raise capital through the issuance of common stock, debt or other securities, and/or project financing, on favorable terms;

•	material and trade costs and availability;

•	changes in interest rates;

•	our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;

•	our compliance with the terms of the Credit Facility;

•	volatility in the market price of our common stock;

•	weak or declining consumer confidence, either generally or specifically with respect to purchasing homes;

•	competition from other sellers of new and resale homes;

•
weather events, significant natural disasters and other climate and environmental factors, including the severe prolonged drought and related water-constrained conditions in the southwest United States and California;

•
government actions, policies, programs and regulations directed at or affecting the housing market (including the Dodd-Frank Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities;

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

•
our ability to successfully implement our current and planned strategies and initiatives related to product, geographic and market positioning (including our transition out of the Metro Washington, D.C. area), gaining share and scale in our served markets and increasing our housing gross profit margins and profitability;

•	our operational and investment concentration in markets in California;

•	consumer interest in our new home communities and products, particularly from first-time homebuyers and higher-income consumers;

•	our ability to generate orders and convert our backlog of orders to home deliveries and revenues, particularly in key markets in California;

•	our ability to generate cash from our operations, enhance our asset efficiency, increase our operating income margin and improve our return on invested capital;

•	the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services, including from HCM;

•	the performance of HCM;

•	information technology failures and data security breaches; and

•	other events outside of our control.
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
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2016.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 15 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended May 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
March 1-31	—	$—	—	1,627,000
April 1-30	332	13.81	—	1,627,000
May 1-31	—	—	—	1,627,000
Total	332	$13.81	—
As publicly reported in Note 24 – Subsequent Event in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended November 30, 2015, and discussed in Note 16 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, on January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  During the three months ended May 31, 2016, no shares were repurchased pursuant to this authorization.
The shares purchased during the three months ended May 31, 2016 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards as well as shares forfeited by individuals upon their termination of employment. These transactions are not considered repurchases under the board of directors authorization.
Item 6.    Exhibits

Exhibits

10.48	Amended KB Home 2014 Equity Incentive Plan, effective April 7, 2016.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and six months ended May 31, 2016 and 2015, (b) Consolidated Balance Sheets as of May 31, 2016 and November 30, 2015, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2016 and 2015, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	July 8, 2016	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 8, 2016	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

10.48	Amended KB Home 2014 Equity Incentive Plan, effective April 7, 2016.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and six months ended May 31, 2016 and 2015, (b) Consolidated Balance Sheets as of May 31, 2016 and November 30, 2015, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2016 and 2015, and (d) Notes to Consolidated Financial Statements.