Form 10-Q
period 2016-08-31
KB HOME
filed 2016-10-04
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2016.
There were 84,773,093 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2016. The registrant’s grantor stock ownership trust held an additional 9,760,831 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Total revenues	$2,402,704	$2,046,247	$913,283	$843,157
Homebuilding:
Revenues	$2,394,315	$2,038,896	$910,111	$840,204
Construction and land costs	(2,018,022)	(1,725,976)	(760,490)	(709,148)
Selling, general and administrative expenses	(279,886)	(244,678)	(98,144)	(95,074)
Operating income	96,407	68,242	51,477	35,982
Interest income	395	342	109	87
Interest expense	(5,667)	(17,850)	—	(4,394)
Equity in loss of unconsolidated joint ventures	(1,964)	(1,180)	(536)	(422)
Homebuilding pretax income	89,171	49,554	51,050	31,253
Financial services:
Revenues	8,389	7,351	3,172	2,953
Expenses	(2,621)	(2,802)	(891)	(910)
Equity in income (loss) of unconsolidated joint ventures	(652)	3,023	132	658
Financial services pretax income	5,116	7,572	2,413	2,701
Total pretax income	94,287	57,126	53,463	33,954
Income tax expense	(26,200)	(16,500)	(14,100)	(10,700)
Net income	$68,087	$40,626	$39,363	$23,254
Earnings per share:
Basic	$.79	$.44	$.46	$.25
Diluted	$.72	$.42	$.42	$.23
Weighted average shares outstanding:
Basic	85,952	92,005	84,457	92,065
Diluted	96,437	101,605	95,203	101,874
Cash dividends declared per common share	$.075	$.075	$.025	$.025
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2016	November 30, 2015
Assets
Homebuilding:
Cash and cash equivalents	$334,669	$559,042
Restricted cash	602	9,344
Receivables	149,219	152,682
Inventories	3,597,673	3,313,747
Investments in unconsolidated joint ventures	61,526	71,558
Deferred tax assets, net	756,596	782,196
Other assets	113,341	112,774
	5,013,626	5,001,343
Financial services	14,135	14,028
Total assets	$5,027,761	$5,015,371

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$195,785	$183,770
Accrued expenses and other liabilities	471,295	513,414
Notes payable	2,674,795	2,625,536
	3,341,875	3,322,720
Financial services	3,436	1,817
Stockholders’ equity:
Common stock	116,199	115,548
Paid-in capital	695,686	682,871
Retained earnings	1,528,329	1,466,713
Accumulated other comprehensive loss	(17,319)	(17,319)
Grantor stock ownership trust, at cost	(105,871)	(109,936)
Treasury stock, at cost	(534,574)	(447,043)
Total stockholders’ equity	1,682,450	1,690,834
Total liabilities and stockholders’ equity	$5,027,761	$5,015,371
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2016	2015
Cash flows from operating activities:
Net income	$68,087	$40,626
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	2,616	(1,843)
Amortization of discounts and issuance costs	5,668	5,866
Depreciation and amortization	2,763	2,547
Deferred income taxes	25,600	15,216
Stock-based compensation	10,180	10,444
Inventory impairments and land option contract abandonments	16,758	4,516
Changes in assets and liabilities:
Receivables	6,637	(25,032)
Inventories	(265,529)	(72,509)
Accounts payable, accrued expenses and other liabilities	28,508	(1,952)
Other, net	(3,900)	37
Net cash used in operating activities	(102,612)	(22,084)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(1,000)	(20,955)
Return of investments in unconsolidated joint ventures	3,495	14,000
Purchases of property and equipment, net	(2,680)	(2,100)
Net cash used in investing activities	(185)	(9,055)
Cash flows from financing activities:
Change in restricted cash	8,742	2,207
Proceeds from issuance of debt	—	250,000
Payment of debt issuance costs	—	(4,561)
Repayment of senior notes	—	(199,906)
Payments on mortgages and land contracts due to land sellers and other loans	(41,913)	(13,736)
Issuance of common stock under employee stock plans	7,351	436
Payments of cash dividends	(6,471)	(6,890)
Stock repurchases	(87,531)	(300)
Net cash provided by (used in) financing activities	(119,822)	27,250
Net decrease in cash and cash equivalents	(222,619)	(3,889)
Cash and cash equivalents at beginning of period	560,341	358,768
Cash and cash equivalents at end of period	$337,722	$354,879
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of August 31, 2016, the results of our consolidated operations for the three months and nine months ended August 31, 2016 and 2015, and our consolidated cash flows for the nine months ended August 31, 2016 and 2015. The results of our consolidated operations for the three months and nine months ended August 31, 2016 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2015 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2015, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $222.4 million at August 31, 2016 and $342.3 million at November 30, 2015. The majority of our cash and cash equivalents were invested in money market funds and interest-bearing bank deposit accounts.
Restricted Cash. Restricted cash at August 31, 2016 and November 30, 2015 consisted of cash deposited with various financial institutions that was required as collateral for our cash-collateralized letter of credit facilities (“LOC Facilities”).
Comprehensive Income. Our comprehensive income was $39.4 million for the three months ended August 31, 2016 and $23.3 million for the three months ended August 31, 2015. For the nine months ended August 31, 2016 and 2015, our comprehensive income was $68.1 million and $40.6 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2016 and 2015 was equal to our net income for the respective periods.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
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
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
Reclassifications. Certain amounts in our consolidated financial statements for prior years have been reclassified to conform to the current period presentation.

2.	Segment Information
As of August 31, 2016, we had identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of August 31, 2016, our homebuilding reporting segments conducted operations in the following states:
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
In the second quarter of 2016, we announced that we had begun a transition out of the Metro Washington, D.C. market. This transition is expected to be completed within 12 months. Our operations in the Metro Washington, D.C. market consisted of communities in Maryland and Virginia, which are included in our Southeast homebuilding reporting segment, and represented

2% of our consolidated homebuilding revenues for both the three months and nine months ended August 31, 2016. We plan to continue constructing and delivering homes in our remaining communities in this market. We also have other land interests in this market that we intend to build out or sell. As described in Note 6 – Inventory Impairments and Land Option Contract Abandonments, we recorded inventory impairment and land option contract abandonment charges related to this transition during the nine months ended August 31, 2016.
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. This segment earns revenues primarily from insurance commissions and from the provision of title services. Until September 2016, we offered mortgage banking services, including residential mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through Home Community Mortgage, LLC (“HCM”), a joint venture of a subsidiary of ours and a subsidiary of Nationstar Mortgage LLC (“Nationstar”). Through these respective subsidiaries, we have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM, with Nationstar providing management oversight of HCM’s operations. In September 2016, we and Nationstar began the process of winding down HCM and transferring HCM’s assets and operations to Stearns Lending, LLC (“Stearns Lending”). During this transition, Stearns Lending is offering mortgage banking services to our homebuyers, and we are working with Stearns Lending to establish a new relationship. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of their home.
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
The following tables present financial information relating to our segments (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Revenues:
West Coast	$1,029,269	$932,905	$414,150	$378,362
Southwest	318,190	273,339	106,187	128,021
Central	707,917	545,913	265,524	210,417
Southeast	338,939	286,739	124,250	123,404
Total homebuilding revenues	2,394,315	2,038,896	910,111	840,204
Financial services	8,389	7,351	3,172	2,953
Total	$2,402,704	$2,046,247	$913,283	$843,157

Pretax income (loss):
West Coast	$78,647	$76,177	$36,912	$35,769
Southwest	31,229	20,420	8,592	11,732
Central	61,515	42,000	27,601	18,649
Southeast	(11,825)	(20,965)	2,329	(4,751)
Corporate and other	(70,395)	(68,078)	(24,384)	(30,146)
Total homebuilding pretax income	89,171	49,554	51,050	31,253
Financial services	5,116	7,572	2,413	2,701
Total	$94,287	$57,126	$53,463	$33,954

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Inventory impairment charges:
West Coast	$7,153	$—	$2,579	$—
Southwest	—	—	—	—
Central	787	—	—	—
Southeast	5,915	3,173	—	3,173
Total	$13,855	$3,173	$2,579	$3,173

Land option contract abandonments:
West Coast	$691	$134	$270	$134
Southwest	253	—	142	—
Central	460	225	—	225
Southeast	1,499	984	61	—
Total	$2,903	$1,343	$473	$359

	August 31, 2016	November 30, 2015
Inventories:
Homes under construction
West Coast	$826,153	$535,795
Southwest	128,242	112,032
Central	307,957	263,345
Southeast	140,298	120,184
Subtotal	1,402,650	1,031,356

Land under development
West Coast	809,404	788,607
Southwest	322,596	317,331
Central	455,374	421,783
Southeast	186,588	238,324
Subtotal	1,773,962	1,766,045

Land held for future development
West Coast	212,103	277,954
Southwest	87,929	104,677
Central	14,806	22,082
Southeast	106,223	111,633
Subtotal	421,061	516,346
Total	$3,597,673	$3,313,747

	August 31, 2016	November 30, 2015
Assets:
West Coast	$1,954,542	$1,740,299
Southwest	575,972	582,030
Central	894,230	829,811
Southeast	453,259	507,844
Corporate and other	1,135,623	1,341,359
Total homebuilding assets	5,013,626	5,001,343
Financial services	14,135	14,028
Total	$5,027,761	$5,015,371

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Revenues
Insurance commissions	$4,844	$4,581	$1,897	$1,857
Title services	3,545	2,769	1,275	1,096
Interest income	—	1	—	—
Total	8,389	7,351	3,172	2,953

Expenses
General and administrative	(2,621)	(2,802)	(891)	(910)
Operating income	5,768	4,549	2,281	2,043
Equity in income (loss) of unconsolidated joint ventures	(652)	3,023	132	658
Pretax income	$5,116	$7,572	$2,413	$2,701

	August 31, 2016	November 30, 2015
Assets
Cash and cash equivalents	$3,053	$1,299
Receivables	1,222	2,245
Investments in unconsolidated joint ventures	9,788	10,440
Other assets	72	44
Total assets	$14,135	$14,028
Liabilities
Accounts payable and accrued expenses	$3,436	$1,817
Total liabilities	$3,436	$1,817

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Numerator:
Net income	$68,087	$40,626	$39,363	$23,254
Less: Distributed earnings allocated to nonvested restricted stock	(31)	(24)	(10)	(7)
Less: Undistributed earnings allocated to nonvested restricted stock	(296)	(115)	(180)	(63)
Numerator for basic earnings per share	67,760	40,487	39,173	23,184
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	2,000	2,000	667	667
Add: Undistributed earnings allocated to nonvested restricted stock	296	115	180	63
Less: Undistributed earnings reallocated to nonvested restricted stock	(264)	(104)	(161)	(57)
Numerator for diluted earnings per share	$69,792	$42,498	$39,859	$23,857

Denominator:
Weighted average shares outstanding — basic	85,952	92,005	84,457	92,065
Effect of dilutive securities:
Share-based payments	2,083	1,198	2,344	1,407
Convertible senior notes	8,402	8,402	8,402	8,402
Weighted average shares outstanding — diluted	96,437	101,605	95,203	101,874
Basic earnings per share	$.79	$.44	$.46	$.25
Diluted earnings per share	$.72	$.42	$.42	$.23
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2016 or 2015.
Outstanding stock options to purchase 6.6 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and nine-month periods ended August 31, 2016, and outstanding options to purchase 5.7 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and nine-month periods ended August 31, 2015 because the effect of their inclusion in each case would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.	Inventories
Inventories consisted of the following (in thousands):

	August 31, 2016	November 30, 2015
Homes under construction	$1,402,650	$1,031,356
Land under development	1,773,962	1,766,045
Land held for future development	421,061	516,346
Total	$3,597,673	$3,313,747
Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized to construction and land costs as the related inventories are delivered to homebuyers or land buyers (as applicable). Interest and real estate taxes are not capitalized on land held for future development.
Our interest costs were as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Capitalized interest at beginning of period	$288,442	$266,668	$309,045	$299,678
Interest incurred	138,994	140,789	46,485	46,587
Interest expensed	(5,667)	(17,850)	—	(4,394)
Interest amortized to construction and land costs (a)	(106,663)	(99,488)	(40,424)	(51,752)
Capitalized interest at end of period (b)	$315,106	$290,119	$315,106	$290,119

(a)
Interest amortized to construction and land costs for the nine months ended August 31, 2016 included $.5 million related to land sales during the period. Interest amortized to construction and land costs for the three months and nine months ended August 31, 2015 included $16.4 million related to land sales during those periods.

(b)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

6.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed on a quarterly basis to determine if indicators of potential impairment exist. We record an inventory impairment charge when indicators of potential impairment exist and the carrying value of a real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily based on the estimated future net cash flows discounted for inherent risk associated with each such asset. We evaluated 43 and 29 communities or land parcels for recoverability during the nine months ended August 31, 2016 and 2015, respectively. The carrying value of the communities or land parcels evaluated during the nine months ended August 31, 2016 and 2015 was $350.0 million and $232.8 million, respectively. Some of the communities or land parcels evaluated during the nine months ended August 31, 2016 and 2015 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period, if any, were counted only once for each nine-month period.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Nine Months Ended August 31,		Three Months Ended August 31,
Unobservable Input (a)	2016	2015	2016	2015
Average selling price	$280,100 - $486,000	$178,100	$351,600 - $486,000	$178,100
Deliveries per month	1 - 4	4	2 - 3	4
Discount rate	17% - 20%	20%	17%	20%

(a)
The ranges of inputs used in each period primarily reflect differences between the housing markets where each of the impacted communities are located, rather than fluctuations in prevailing market conditions.

Based on the results of our evaluations, we recognized inventory impairment charges of $2.6 million for the three months ended August 31, 2016 and $13.9 million for the nine months ended August 31, 2016 that reflected our decisions within the periods to make changes in our operational and marketing strategies at specific communities aimed at more quickly monetizing our investment in those communities, as discussed below. Inventory impairment charges for the three months ended August 31, 2016 related to two communities in California where we decided to accelerate the overall pace for selling, building and delivering homes, primarily through lowering selling prices. The inventory impairment charges for the nine months ended August 31, 2016 also included $5.4 million associated with the planned future sales of two land parcels in the Metro Washington, D.C. market, reflecting our decision in the second quarter to wind down our operations in this market, and $5.2 million associated with our decision to activate, and thereby accelerate the overall timing for selling, building and delivering homes in, one community in California and one community in Florida that were each previously held for future development. The estimated fair values of the Metro Washington, D.C. land parcels were based on broker quotes. The balance of the charges for the nine months ended August 31, 2016 related to the sales of our last remaining land parcels in the Rio Grande Valley area of Texas, where we decided to sell the land rather than build and sell homes on the parcels as previously intended. The estimated fair values of the Rio Grande Valley parcels were based on executed sales contracts. These sales closed in the second quarter of 2016. Inventory impairment charges for the three-month and nine-month periods ended August 31, 2015 of $3.2 million were associated with a community in Florida where we decided to accelerate the overall pace for selling, building and delivering homes, primarily through lowering selling prices.
As of August 31, 2016, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $224.4 million, representing 24 communities and various other land parcels. As of November 30, 2015, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $254.2 million, representing 28 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our internal investment and marketing standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.5 million corresponding to 50 lots for the three months ended August 31, 2016, and $2.9 million of such charges corresponding to 542 lots for the nine months ended August 31, 2016. Of the land option contract abandonment charges recognized for the nine months ended August 31, 2016, $1.4 million related to the wind-down of our Metro Washington, D.C. operations. We recognized land option contract abandonment charges of $.4 million corresponding to 740 lots for the three months ended August 31, 2015 and $1.3 million of such charges corresponding to 1,166 lots for the nine months ended August 31, 2015.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, it is possible that actual results could differ substantially from those estimated.

7.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analysis, we determined that one of our joint ventures at August 31, 2016 was a VIE, but we were not the primary beneficiary of this VIE. At November 30, 2015, we determined that none of our joint ventures were VIEs. All of our joint ventures at August 31, 2016 and November 30, 2015 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically pay a specified option or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2016 and November 30, 2015 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2016		November 30, 2015
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$24,583	$492,079	$32,436	$611,567
Other land option contracts and other similar contracts	20,481	416,197	22,101	576,140
Total	$45,064	$908,276	$54,537	$1,187,707
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $48.2 million at August 31, 2016 and $65.6 million at November 30, 2015. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the optioned land parcel(s). In making this determination with respect to a land option contract or other similar contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $50.8 million at August 31, 2016 and $110.0 million at November 30, 2015.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Revenues	$41,190	$9,758	$19,338	$3,338
Construction and land costs	(45,379)	(17,373)	(19,383)	(3,381)
Other expense, net	(3,599)	(2,164)	(1,008)	(753)
Loss	$(7,788)	$(9,779)	$(1,053)	$(796)
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	August 31, 2016	November 30, 2015
Assets
Cash	$27,125	$23,309
Receivables	1,566	7,546
Inventories	152,760	175,196
Other assets	703	910
Total assets	$182,154	$206,961

Liabilities and equity
Accounts payable and other liabilities	$11,635	$17,108
Notes payable (a)	39,243	39,064
Equity	131,276	150,789
Total liabilities and equity	$182,154	$206,961

(a)
One of our unconsolidated joint ventures has a construction loan agreement with a third-party lender to finance its land development activities that is secured by the underlying property and related project assets. Outstanding debt under the agreement is non-recourse to us and is scheduled to mature in August 2018. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2016 or November 30, 2015.

The following table presents information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	August 31, 2016	November 30, 2015
Number of investments in unconsolidated joint ventures	7	7
Investments in unconsolidated joint ventures	$61,526	$71,558
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	515	677
We and our partner in the unconsolidated joint venture that has the construction loan agreement described above provided certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; a guaranty of interest payments on the outstanding balance of the secured debt under the construction loan agreement; and an indemnity of the lender from environmental issues. In each case, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of August 31, 2016, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt is material to our consolidated financial statements.
Of the unconsolidated joint venture lots controlled under land option and other similar contracts at August 31, 2016, we are committed to purchase 121 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next three years for an aggregate purchase price of approximately $53.0 million under agreements that were entered into with the unconsolidated joint venture in the second quarter of 2016.

9.	Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2016	November 30, 2015
Cash surrender value of insurance contracts	$71,486	$67,786
Debt issuance costs	20,944	25,408
Property and equipment, net	13,006	13,100
Prepaid expenses	7,905	6,480
Total	$113,341	$112,774

10.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2016	November 30, 2015
Employee compensation and related benefits	$118,722	$114,456
Self-insurance and other litigation liabilities	96,870	96,496
Inventory-related obligations (a)	84,863	148,887
Accrued interest payable	81,824	62,645
Warranty liability	52,124	49,085
Customer deposits	19,987	14,563
Real estate and business taxes	12,844	14,255
Other	4,061	13,027
Total	$471,295	$513,414

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

11.	Income Taxes
Income Tax Expense. Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Income tax expense (a)	$26,200	$16,500	$14,100	$10,700
Effective income tax rate (a)	27.8%	28.9%	26.4%	31.5%

(a)
Amounts reflect the favorable net impact of federal energy tax credits we earned from building energy-efficient homes. The net impact of these tax credits was $6.7 million and $2.5 million for the three months ended August 31, 2016 and 2015, respectively, and $10.4 million and $5.6 million for the nine months ended August 31, 2016 and 2015, respectively.

The majority of the federal energy tax credits for the three-month and nine-month periods ended August 31, 2016 resulted from legislation enacted on December 18, 2015. Among other things, this legislation extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2016. Prior to this legislation, the tax credit expired on December 31, 2014. The federal energy tax credits for the three-month and nine-month periods ended August 31, 2015 were earned primarily from building energy-efficient homes in prior periods based on legislation enacted on December 19, 2014, which permitted retroactive application of the credits.
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
Our deferred tax assets of $794.4 million as of August 31, 2016 and $820.0 million as of November 30, 2015 were partly offset by a valuation allowance in each period of $37.8 million. The deferred tax asset valuation allowances as of August 31, 2016 and November 30, 2015 were primarily related to foreign tax credits and certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard. Based on our evaluation of our deferred tax assets as of August 31, 2016, we determined that most of our deferred tax assets would be realized. Therefore, we made no adjustments to our deferred tax valuation allowance during the three months or nine months ended August 31, 2016.
Unrecognized Tax Benefits. At both August 31, 2016 and November 30, 2015, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million, all of which, if recognized, would affect our effective income tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date. The fiscal years ending 2013 and later remain open to federal examinations, while fiscal years 2011 and later remain open to state examinations.

12.	Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2016	November 30, 2015
Mortgages and land contracts due to land sellers and other loans	$83,719	$35,664
9.10% Senior notes due September 15, 2017	264,082	263,475
7 1/4% Senior notes due June 15, 2018	299,676	299,554
4.75% Senior notes due May 15, 2019	400,000	400,000
8.00% Senior notes due March 15, 2020	347,318	346,843
7.00% Senior notes due December 15, 2021	450,000	450,000
7.50% Senior notes due September 15, 2022	350,000	350,000
7.625% Senior notes due May 15, 2023	250,000	250,000
1.375% Convertible senior notes due February 1, 2019	230,000	230,000
Total	$2,674,795	$2,625,536
Unsecured Revolving Credit Facility. We have a $275.0 million unsecured revolving credit facility with a syndicate of financial institutions (“Credit Facility”) that will mature on August 7, 2019. The Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $450.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $137.5 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, the LOC Facilities. Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .30% to .50% of the unused commitment, based on our Leverage Ratio. The terms of the Credit Facility require us, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2016, we had no cash borrowings and $32.5 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2016, we had $242.5 million available for cash borrowings under the Credit Facility, with up to $105.0 million of that amount available for the issuance of letters of credit.
LOC Facilities. We maintain the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of August 31, 2016 and November 30, 2015, we had $.6 million and $9.1 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2016, inventories having a carrying value of $230.9 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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
Senior Notes. All of the senior notes outstanding at August 31, 2016 and November 30, 2015 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of the 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”). These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, as described in the instruments governing these notes.
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
As of August 31, 2016, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2016 – $46.0 million; 2017 – $302.7 million; 2018 – $300.0 million; 2019 – $630.0 million; 2020 – $350.0 million; and thereafter – $1.05 billion.

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2016 and the year ended November 30, 2015 (in thousands):

Description	Fair Value Hierarchy	August 31, 2016	November 30, 2015
Inventories (a)	Level 2	$1,054	$—
Inventories (a)	Level 3	12,487	11,988

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period, as of the date the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

Inventories with a carrying value of $27.1 million were written down to their fair value, less associated costs to sell (where applicable), of $13.2 million during the nine months ended August 31, 2016, resulting in inventory impairment charges of $13.9 million. Inventories with a carrying value of $20.0 million were written down to their fair value of $12.0 million during the year ended November 30, 2015, resulting in inventory impairment charges of $8.0 million.
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2016		November 30, 2015
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,361,076	$2,518,188	$2,359,872	$2,429,850
Convertible senior notes	Level 2	230,000	221,950	230,000	211,313
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
The changes in our warranty liability were as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Balance at beginning of period	$49,085	$45,196	$48,837	$46,472
Warranties issued	19,573	15,209	8,006	6,325
Payments (a)	(17,186)	(19,927)	(4,719)	(5,285)
Adjustments (b)	652	8,164	—	1,130
Balance at end of period	$52,124	$48,642	$52,124	$48,642

(a)
Payments for the three months and nine months ended August 31, 2015 included $1.1 million and $8.6 million, respectively, to repair homes affected by water intrusion-related issues in certain of our communities in central and southwest Florida. These issues were substantially resolved as of November 30, 2015.

(b)
Adjustments for the three months and nine months ended August 31, 2016 and 2015 included the reclassification of certain estimated minimum probable recoveries to receivables in connection with the above-noted water intrusion-related issues. The adjustments for each period had no impact on our consolidated statements of operations. There were no estimated minimum probable recoveries netted against our warranty liability at August 31, 2016.

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
The changes in our self-insurance liability were as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Balance at beginning of period	$82,175	$86,574	$82,536	$80,136
Self-insurance expense (a)	15,532	11,919	7,110	4,694
Payments	(19,922)	(17,892)	(11,861)	(4,229)
Balance at end of period	$77,785	$80,601	$77,785	$80,601

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.
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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts described above, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and self-insurance matters totaled $14.9 million at August 31, 2016 and $21.6 million at November 30, 2015.

Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2016, we had $522.9 million of performance bonds and $33.1 million of letters of credit outstanding. At November 30, 2015, we had $565.4 million of performance bonds and $33.4 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2016, we had total cash deposits of $45.1 million to purchase land having an aggregate purchase price of $908.3 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

15.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (“Claimed Damages”). KB Nevada has denied the allegations, and believes it has meritorious defenses to the consolidated plaintiffs’ claims. On March 15, 2013, the district court entered orders denying the consolidated plaintiffs’ motions for summary judgment and granting the majority of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, those for fraud, negligent misrepresentation, and punitive damages. With the district court’s decisions, the only remaining claims against KB Nevada are for contract damages and rescission. In August 2013, the district court granted motions that further narrowed the scope of the Claimed Damages. The lender plaintiffs filed an appeal from the district court’s summary judgment decisions with the Nevada Supreme Court and that court heard oral argument on June 6, 2016. On September 22, 2016, the Nevada Supreme Court rejected the lender plaintiffs’ appeal and upheld the district court’s summary judgment decisions against the lender plaintiffs in favor of KB Nevada. The district court scheduled a new trial date of February 28, 2017 for all remaining claims. While the ultimate outcome is uncertain — we believe it is reasonably possible that the loss in this matter could exceed the amount accrued by a range of zero to approximately $55 million plus prejudgment interest, which could be material to our consolidated financial statements — KB Nevada believes it will be successful in defending against the consolidated plaintiffs’ remaining claims and that the consolidated plaintiffs will not be awarded rescission or damages.
Wage and Hour Litigation. In May 2011, a group of current and former sales representatives filed a collective action lawsuit in the United States District Court for the Southern District of Texas, Galveston Division entitled Edwards, K. v. KB Home.  The lawsuit alleged that we misclassified sales representatives and failed to pay minimum and overtime wages in violation of the Fair Labor Standards Act (29 U.S.C. §§ 206-07).  In September 2012, the Edwards court conditionally certified a nationwide class, and in May 2015, scheduled an initial trial involving a portion of the plaintiffs for December 2015.  In September 2013, some of the plaintiffs in the Edwards case filed a lawsuit in Los Angeles Superior Court entitled Andrea L. Bejenaru, et al. v. KB Home, et al.  The lawsuit alleged violations of California laws relating to overtime, meal period and rest break pay, itemized wage statements, waiting time penalties and unfair business practices for a class of sales representatives.  Although the case involved a putative class of individuals who were our sales representatives from September 2009 forward, the Bejenaru case was not certified as a class action.  In the second quarter of 2015, plaintiff representatives in the Edwards and the Bejenaru cases claimed $66 million in compensatory damages, penalties and interest, as well as injunctive relief, attorneys’ fees and costs for both matters.  On November 18, 2015, we reached a tentative mediated settlement with the plaintiff representatives in both cases that was subject to judicial approval. Under the terms of the tentative settlement, we agreed to pay $7.5 million to a settlement administrator for distribution to individual settling plaintiffs, subject to obtaining releases from, and a specified threshold of participation by, such individuals. On May 2, 2016, after further negotiations to resolve important details related to the claims submission process for individual settling plaintiffs, we reached final settlement terms with the plaintiff representatives. The final settlement terms did not change the settlement amount, which is intended to be inclusive of all payments to settling plaintiffs and all related fees and costs, or the required threshold participation level. On May 19, 2016, the Edwards court approved the final settlement terms with respect to the Edwards case and, with the Bejenaru court’s consent, preliminarily approved the final settlement terms with respect to the Bejenaru case. On September 15, 2016, the court approved the final settlement terms with respect to the Bejenaru case. In 2015, we established an accrual for these cases in the amount of $7.5 million, which we maintained at August 31, 2016.
San Diego Water Board Notice of Violation. In August 2015, the California Regional Water Quality Control Board, San Diego Region (“RWQCB”) issued to us and another homebuilder a Notice of Violation (“NOV”) alleging violations of the California Water Code and waste discharge prohibitions of the water quality control plan for the San Diego Region (Basin Plan). According to the NOV, the alleged violations involved the unpermitted discharge of fill material into the waters of the United States and California during the grading of a required secondary access road for a community located in San Diego County, California, which was performed pursuant to a County-issued grading permit. In its NOV, the RWQCB requested to meet with us to discuss the alleged violations as part of its process to determine whether to bring any enforcement action, and we have met with the RWQCB in an effort to resolve the matters alleged in the NOV. An administrative hearing before the RWQCB originally scheduled for August 10, 2016 has been continued and a new hearing date has not yet been set. While the ultimate outcome is uncertain, we believe that any penalties and related corrective measures the RWQCB may impose under the NOV could exceed $100,000 (the threshold for the required disclosure of this type of environmental proceeding) but they are not expected to be material to our consolidated financial statements.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2016, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

16.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended August 31, 2016
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2015	$115,548	$682,871	$1,466,713	$(17,319)	$(109,936)	$(447,043)	$1,690,834
Net income	—	—	68,087	—	—	—	68,087
Dividends on common stock	—	—	(6,471)	—	—	—	(6,471)
Employee stock options/other	527	6,824	—	—	—	—	7,351
Stock awards	124	(4,189)	—	—	4,065	—	—
Stock-based compensation	—	10,180	—	—	—	—	10,180
Stock repurchases	—	—	—	—	—	(87,531)	(87,531)
Balance at August 31, 2016	$116,199	$695,686	$1,528,329	$(17,319)	$(105,871)	$(534,574)	$1,682,450

We maintain an account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of their governing instruments. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at August 31, 2016. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the governing instruments.
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
On January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 4,000,000 shares that remained under a prior board-approved share repurchase program. The amount and timing of shares purchased under this 10,000,000 share repurchase program are subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by the board of directors. As of August 31, 2016, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. During the three months ended August 31, 2016, no shares were repurchased pursuant to this authorization.
During the nine months ended August 31, 2016, we also repurchased 155,789, or $1.6 million, of previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards as well as shares forfeited by individuals upon their termination of employment. These transactions were not considered repurchases under the above-described board of directors authorization.
During the three months ended August 31, 2016 and August 31, 2015, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the nine months ended August 31, 2016 and 2015 totaled $.075 per share of common stock.

17.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the nine months ended August 31, 2016:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	12,635,644	$19.39
Granted	—	—
Exercised	(526,966)	13.95
Cancelled	(2,281)	22.51
Options outstanding at end of period	12,106,397	$19.63
Options exercisable at end of period	9,879,040	$20.68
As of August 31, 2016, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 4.2 years and 3.2 years, respectively. There was $2.1 million of total unrecognized compensation expense related to unvested stock option awards as of August 31, 2016. For the three months ended August 31, 2016 and 2015, stock-based compensation expense associated with stock options totaled $.9 million and $1.1 million, respectively. For each of the nine-month periods ended August 31, 2016 and 2015, stock-based compensation expense associated with stock options totaled $2.9 million and $3.1 million, respectively. The aggregate intrinsic values of stock options outstanding and stock options exercisable were $23.7 million and $21.8 million, respectively, at August 31, 2016. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $1.8 million for the three months ended August 31, 2016 and $1.9 million for the three months ended August 31, 2015 related to restricted stock and PSUs. We recognized total compensation expense of $7.3 million for each of the nine-month periods ended August 31, 2016 and August 31, 2015 related to restricted stock and PSUs.
Director Awards. On April 7, 2016, we granted equity awards to our non-employee directors pursuant to the Amended and Restated KB Home Non-Employee Directors Compensation Plan and the respective elections each director made under the plan. The equity awards consisted of 58,958 shares of our common stock that were issued on an unrestricted basis to the respective recipients on the grant date, and 65,670 shares to be paid out on the earlier of a change in control or the date the respective recipient leaves our board of directors.
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

18.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2016	2015
Summary of cash and cash equivalents at end of period:
Homebuilding	$334,669	$352,952
Financial services	3,053	1,927
Total	$337,722	$354,879

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(13,512)	$5,017
Income taxes paid	3,208	2,915

Supplemental disclosures of noncash activities:
Reclassification of warranty recoveries to receivables	$2,151	$8,164
Increase (decrease) in consolidated inventories not owned	(59,144)	86,211
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	4,331	12,416
Inventories acquired through seller financing	89,968	16,730

19.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of August 31, 2016.

Condensed Consolidating Statements of Operations (in thousands)

	Nine Months Ended August 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$2,111,343	$291,361	$—	$2,402,704
Homebuilding:
Revenues	$—	$2,111,343	$282,972	$—	$2,394,315
Construction and land costs	—	(1,760,842)	(257,180)	—	(2,018,022)
Selling, general and administrative expenses	(66,752)	(180,433)	(32,701)	—	(279,886)
Operating income (loss)	(66,752)	170,068	(6,909)	—	96,407
Interest income	336	53	6	—	395
Interest expense	(135,192)	(3,802)	—	133,327	(5,667)
Intercompany interest	228,596	(85,792)	(9,477)	(133,327)	—
Equity in loss of unconsolidated joint ventures	—	(1,961)	(3)	—	(1,964)
Homebuilding pretax income (loss)	26,988	78,566	(16,383)	—	89,171
Financial services pretax income	—	—	5,116	—	5,116
Total pretax income (loss)	26,988	78,566	(11,267)	—	94,287
Income tax benefit (expense)	(3,700)	(23,600)	1,100	—	(26,200)
Equity in net income of subsidiaries	44,799	—	—	(44,799)	—
Net income (loss)	$68,087	$54,966	$(10,167)	$(44,799)	$68,087

	Nine Months Ended August 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,780,489	$265,758	$—	$2,046,247
Homebuilding:
Revenues	$—	$1,780,489	$258,407	$—	$2,038,896
Construction and land costs	—	(1,492,896)	(233,080)	—	(1,725,976)
Selling, general and administrative expenses	(63,886)	(149,086)	(31,706)	—	(244,678)
Operating income (loss)	(63,886)	138,507	(6,379)	—	68,242
Interest income	337	3	2	—	342
Interest expense	(136,292)	(4,497)	—	122,939	(17,850)
Intercompany interest	218,684	(83,579)	(12,166)	(122,939)	—
Equity in loss of unconsolidated joint ventures	—	(1,178)	(2)	—	(1,180)
Homebuilding pretax income (loss)	18,843	49,256	(18,545)	—	49,554
Financial services pretax income	—	—	7,572	—	7,572
Total pretax income (loss)	18,843	49,256	(10,973)	—	57,126
Income tax benefit (expense)	2,900	(18,700)	(700)	—	(16,500)
Equity in net income of subsidiaries	18,883	—	—	(18,883)	—
Net income (loss)	$40,626	$30,556	$(11,673)	$(18,883)	$40,626

	Three Months Ended August 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$805,718	$107,565	$—	$913,283
Homebuilding:
Revenues	$—	$805,718	$104,393	$—	$910,111
Construction and land costs	—	(668,551)	(91,939)	—	(760,490)
Selling, general and administrative expenses	(23,436)	(64,091)	(10,617)	—	(98,144)
Operating income (loss)	(23,436)	73,076	1,837	—	51,477
Interest income	96	11	2	—	109
Interest expense	(46,485)	—	—	46,485	—
Intercompany interest	78,834	(29,643)	(2,706)	(46,485)	—
Equity in loss of unconsolidated joint ventures	—	(536)	—	—	(536)
Homebuilding pretax income (loss)	9,009	42,908	(867)	—	51,050
Financial services pretax income	—	—	2,413	—	2,413
Total pretax income	9,009	42,908	1,546	—	53,463
Income tax expense	(1,600)	(11,900)	(600)	—	(14,100)
Equity in net income of subsidiaries	31,954	—	—	(31,954)	—
Net income	$39,363	$31,008	$946	$(31,954)	$39,363

	Three Months Ended August 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$728,165	$114,992	$—	$843,157
Homebuilding:
Revenues	$—	$728,165	$112,039	$—	$840,204
Construction and land costs	—	(609,947)	(99,201)	—	(709,148)
Selling, general and administrative expenses	(28,540)	(54,799)	(11,735)	—	(95,074)
Operating income (loss)	(28,540)	63,419	1,103	—	35,982
Interest income	86	1	—	—	87
Interest expense	(45,040)	(1,547)	—	42,193	(4,394)
Intercompany interest	74,501	(28,554)	(3,754)	(42,193)	—
Equity in loss of unconsolidated joint ventures	—	(422)	—	—	(422)
Homebuilding pretax income (loss)	1,007	32,897	(2,651)	—	31,253
Financial services pretax income	—	—	2,701	—	2,701
Total pretax income	1,007	32,897	50	—	33,954
Income tax benefit (expense)	2,200	(12,100)	(800)	—	(10,700)
Equity in net income of subsidiaries	20,047	—	—	(20,047)	—
Net income (loss)	$23,254	$20,797	$(750)	$(20,047)	$23,254

Condensed Consolidating Balance Sheets (in thousands)

	August 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$272,694	$58,908	$3,067	$—	$334,669
Restricted cash	602	—	—	—	602
Receivables	2,957	142,051	4,211	—	149,219
Inventories	—	3,293,563	304,110	—	3,597,673
Investments in unconsolidated joint ventures	—	59,027	2,499	—	61,526
Deferred tax assets, net	187,227	477,791	91,578	—	756,596
Other assets	100,567	10,418	2,356	—	113,341
	564,047	4,041,758	407,821	—	5,013,626
Financial services	—	—	14,135	—	14,135
Intercompany receivables	3,772,921	—	95,322	(3,868,243)	—
Investments in subsidiaries	80,311	—	—	(80,311)	—
Total assets	$4,417,279	$4,041,758	$517,278	$(3,948,554)	$5,027,761
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$154,057	$402,649	$110,374	$—	$667,080
Notes payable	2,565,966	108,829	—	—	2,674,795
	2,720,023	511,478	110,374	—	3,341,875
Financial services	—	—	3,436	—	3,436
Intercompany payables	14,806	3,487,370	366,067	(3,868,243)	—
Stockholders’ equity	1,682,450	42,910	37,401	(80,311)	1,682,450
Total liabilities and stockholders’ equity	$4,417,279	$4,041,758	$517,278	$(3,948,554)	$5,027,761

	November 30, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$444,850	$98,281	$15,911	$—	$559,042
Restricted cash	9,344	—	—	—	9,344
Receivables	39	148,338	4,305	—	152,682
Inventories	—	2,979,617	334,130	—	3,313,747
Investments in unconsolidated joint ventures	—	69,057	2,501	—	71,558
Deferred tax assets, net	190,770	501,454	89,972	—	782,196
Other assets	97,590	11,783	3,401	—	112,774
	742,593	3,808,530	450,220	—	5,001,343
Financial services	—	—	14,028	—	14,028
Intercompany receivables	3,627,150	—	102,103	(3,729,253)	—
Investments in subsidiaries	39,383	—	—	(39,383)	—
Total assets	$4,409,126	$3,808,530	$566,351	$(3,768,636)	$5,015,371
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$136,352	$442,529	$118,303	$—	$697,184
Notes payable	2,564,762	60,774	—	—	2,625,536
	2,701,114	503,303	118,303	—	3,322,720
Financial services	—	—	1,817	—	1,817
Intercompany payables	17,178	3,305,227	406,848	(3,729,253)	—
Stockholders’ equity	1,690,834	—	39,383	(39,383)	1,690,834
Total liabilities and stockholders’ equity	$4,409,126	$3,808,530	$566,351	$(3,768,636)	$5,015,371

Condensed Consolidating Statements of Cash Flows (in thousands)

	Nine Months Ended August 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$49,705	$(169,547)	$17,230	$—	$(102,612)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(1,000)	—	—	(1,000)
Return of investments in unconsolidated joint ventures	—	3,495	—	—	3,495
Purchases of property and equipment, net	(2,066)	(489)	(125)	—	(2,680)
Intercompany	(141,886)	—	—	141,886	—
Net cash provided by (used in) investing activities	(143,952)	2,006	(125)	141,886	(185)
Cash flows from financing activities:
Change in restricted cash	8,742	—	—	—	8,742
Payments on mortgages and land contracts due to land sellers and other loans	—	(41,913)	—	—	(41,913)
Issuance of common stock under employee stock plans	7,351	—	—	—	7,351
Payments of cash dividends	(6,471)	—	—	—	(6,471)
Stock repurchases	(87,531)	—	—	—	(87,531)
Intercompany	—	170,081	(28,195)	(141,886)	—
Net cash provided by (used in) financing activities	(77,909)	128,168	(28,195)	(141,886)	(119,822)
Net decrease in cash and cash equivalents	(172,156)	(39,373)	(11,090)	—	(222,619)
Cash and cash equivalents at beginning of period	444,850	98,281	17,210	—	560,341
Cash and cash equivalents at end of period	$272,694	$58,908	$6,120	$—	$337,722

	Nine Months Ended August 31, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$41,620	$(53,030)	$(10,674)	$—	$(22,084)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(20,955)	—	—	(20,955)
Proceeds from sale of investment in unconsolidated joint venture	—	14,000	—	—	14,000
Purchases of property and equipment, net	(498)	(1,535)	(67)	—	(2,100)
Intercompany	(96,519)	—	—	96,519	—
Net cash used in investing activities	(97,017)	(8,490)	(67)	96,519	(9,055)
Cash flows from financing activities:
Change in restricted cash	2,207	—	—	—	2,207
Proceeds from issuance of debt	250,000	—	—	—	250,000
Payment of debt issuance costs	(4,561)	—	—	—	(4,561)
Repayment of senior notes	(199,906)	—	—	—	(199,906)
Payments on mortgages and land contracts due to land sellers and other loans	—	(13,736)	—	—	(13,736)
Issuance of common stock under employee stock plans	436	—	—	—	436
Payments of cash dividends	(6,890)	—	—	—	(6,890)
Stock repurchases	(300)	—	—	—	(300)
Intercompany	—	94,522	1,997	(96,519)	—
Net cash provided by financing activities	40,986	80,786	1,997	(96,519)	27,250
Net increase (decrease) in cash and cash equivalents	(14,411)	19,266	(8,744)	—	(3,889)
Cash and cash equivalents at beginning of period	303,280	37,112	18,376	—	358,768
Cash and cash equivalents at end of period	$288,869	$56,378	$9,632	$—	$354,879

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Nine Months Ended August 31,			Three Months Ended August 31,
	2016	2015	Variance	2016	2015	Variance
Revenues:
Homebuilding	$2,394,315	$2,038,896	17%	$910,111	$840,204	8%
Financial services	8,389	7,351	14	3,172	2,953	7
Total revenues	$2,402,704	$2,046,247	17%	$913,283	$843,157	8%
Pretax income:
Homebuilding	$89,171	$49,554	80%	$51,050	$31,253	63%
Financial services	5,116	7,572	(32)	2,413	2,701	(11)
Total pretax income	94,287	57,126	65	53,463	33,954	57
Income tax expense	(26,200)	(16,500)	(59)	(14,100)	(10,700)	(32)
Net income	$68,087	$40,626	68%	$39,363	$23,254	69%
Basic earnings per share	$.79	$.44	80%	$.46	$.25	84%
Diluted earnings per share	$.72	$.42	71%	$.42	$.23	83%

Housing market conditions remained favorable in most of our served markets during the first nine months of 2016, with generally positive economic, employment and household income trends fueling steady demand amid constrained supply. With the gradually improving operating environment and our focused execution on our core strategies in the 2016 third quarter, we significantly expanded both our revenues and earnings compared to the prior-year quarter. Within our homebuilding operations, housing revenues for the quarter grew 14% year over year to $910.1 million, as the number of homes we delivered increased 11% to 2,487 and the overall average selling price of those homes rose 2% to $365,900. Our housing gross profit margin for the quarter increased 20 basis points year over year to 16.4%, partly due to lower inventory-related charges in the current quarter. Inventory-related charges totaled $3.1 million for the three months ended August 31, 2016, compared to $3.5 million for the year-earlier period. Our selling, general and administrative expense ratio improved 110 basis points to 10.8% of housing revenues, reflecting enhanced operating leverage from delivering more homes and generating corresponding higher revenues. Homebuilding operating income for the 2016 third quarter increased 43% to $51.5 million. For the three months ended August 31, 2016, we posted net income of $39.4 million, up 69% from the corresponding period of 2015, and diluted earnings per share of $.42, up 83% year over year.
During the nine months ended August 31, 2016, we invested $1.06 billion in land and land development to drive year-over-year community count growth in 2017 and beyond. In the corresponding period of 2015, such investments totaled $701.6 million. Approximately 50% of our total investment in the first three quarters of 2016 related to land acquisition, compared to approximately 30% in the year-earlier period.
The following table presents information concerning our net orders, cancellation rate, ending backlog and community count for the three-month and nine-month periods ended August 31, 2016 and 2015 (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Net orders	8,029	7,371	2,508	2,167
Net order value (a)	$2,957,265	$2,579,330	$929,589	$773,288
Cancellation rate (b)	25%	26%	29%	30%
Ending backlog — homes	5,226	4,664	5,226	4,664
Ending backlog — value	$1,848,580	$1,585,478	$1,848,580	$1,585,478
Ending community count	227	252	227	252
Average community count	239	244	235	257

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
Net Orders. For the three months ended August 31, 2016, net orders from our homebuilding operations grew 16% from the year-earlier period, despite a 9% decrease in our average community count. The combination of higher net orders and a higher overall average selling price resulted in the value of our 2016 third quarter net orders increasing 20% from the year-earlier quarter. For the nine months ended August 31, 2016, net orders grew 9% and net order value increased 15% from the corresponding period of 2015. Our cancellation rates in the three months and nine months ended August 31, 2016 showed marginal improvement compared to the corresponding prior-year periods.
Backlog. The number of homes in our backlog at August 31, 2016 rose 12% from August 31, 2015, primarily reflecting the 10% higher backlog level we had at the beginning of the 2016 third quarter as compared to the year-earlier quarter and a 16% year-over-year increase in our third quarter net orders. The potential future housing revenues in our backlog at August 31, 2016 grew 17% from August 31, 2015 due to the larger number of homes in our backlog and the higher average selling price of those homes. The growth in our backlog value reflected substantial year-over-year increases in each of our four homebuilding reporting segments, ranging from 11% in our Central segment to 24% in our West Coast segment.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our ending and average community counts for the 2016 third quarter decreased 10% and 9%, respectively, each on a year-over-year basis, in part reflecting our lower relative investment in land development in 2016. For the nine months ended August 31, 2016, our average community count was relatively flat with the year-earlier period.
In the 2016 second quarter, we announced that we had begun a transition out of the Metro Washington, D.C. market. This transition is expected to be completed within 12 months. We made the decision to wind down our operations in this market with a view toward reallocating our resources to markets where we believe we can generate stronger returns. Our operations in the Metro Washington, D.C. market consisted of communities in Maryland and Virginia, which are included in our Southeast homebuilding reporting segment, and represented 2% of our consolidated homebuilding revenues for both the three months and nine months ended August 31, 2016. We plan to continue constructing and delivering homes in our remaining communities in this market. We also have other land interests in this market that we intend to build out or sell.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Revenues:
Housing	$2,390,165	$1,928,395	$910,111	$798,633
Land	4,150	110,501	—	41,571
Total	2,394,315	2,038,896	910,111	840,204
Costs and expenses:
Construction and land costs
Housing	(2,007,621)	(1,622,530)	(760,490)	(668,871)
Land	(10,401)	(103,446)	—	(40,277)
Total	(2,018,022)	(1,725,976)	(760,490)	(709,148)
Selling, general and administrative expenses	(279,886)	(244,678)	(98,144)	(95,074)
Total	(2,297,908)	(1,970,654)	(858,634)	(804,222)
Operating income	$96,407	$68,242	$51,477	$35,982
Homes delivered	6,769	5,616	2,487	2,236
Average selling price	$353,100	$343,400	$365,900	$357,200
Housing gross profit margin as a percentage of housing revenues	16.0%	15.9%	16.4%	16.2%
Adjusted housing gross profit margin as a percentage of housing revenues	20.9%	20.4%	21.2%	21.1%
Selling, general and administrative expenses as a percentage of housing revenues	11.7%	12.7%	10.8%	11.9%
Operating income as a percentage of homebuilding revenues	4.0%	3.3%	5.7%	4.3%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of August 31, 2016, our homebuilding reporting segments consisted of operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2016	2015	2016	2015	2016	2015
West Coast	1,799	1,498	2,325	1,886	19%	20%
Southwest	1,111	888	1,337	1,305	20	21
Central	2,647	2,212	3,042	2,864	30	31
Southeast	1,212	1,018	1,325	1,316	29	25
Total	6,769	5,616	8,029	7,371	25%	26%

	Nine Months Ended August 31,
	Net Order Value			Average Community Count
Segment	2016	2015	Variance	2016	2015	Variance
West Coast	$1,346,091	$1,088,175	24%	58	53	9%
Southwest	385,501	368,394	5	37	37	—
Central	845,164	758,592	11	90	93	(3)
Southeast	380,509	364,169	4	54	61	(11)
Total	$2,957,265	$2,579,330	15%	239	244	(2)%

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2016	2015	2016	2015	2016	2015
West Coast	710	625	775	564	19%	23%
Southwest	369	372	437	384	22	29
Central	976	822	931	818	35	36
Southeast	432	417	365	401	36	28
Total	2,487	2,236	2,508	2,167	29%	30%

	Net Order Value			Average Community Count
Segment	2016	2015	Variance	2016	2015	Variance
West Coast	$435,598	$331,864	31%	60	60	—%
Southwest	122,876	110,181	12	36	41	(12)
Central	263,707	223,168	18	91	93	(2)
Southeast	107,408	108,075	(1)	48	63	(24)
Total	$929,589	$773,288	20%	235	257	(9)%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2016	2015	Variance	2016	2015	Variance
West Coast	1,264	981	29%	$724,795	$586,862	24%
Southwest	831	741	12	234,736	204,802	15
Central	2,237	2,141	4	636,234	571,433	11
Southeast	894	801	12	252,815	222,381	14
Total	5,226	4,664	12%	$1,848,580	$1,585,478	17%
Revenues. Homebuilding revenues for the three months ended August 31, 2016 rose 8% from the year-earlier period to $910.1 million. The year-over-year growth reflected an increase in our housing revenues that was partly offset by the absence of revenues from land sales in the current period.
Housing revenues increased 14% to $910.1 million for the quarter ended August 31, 2016 from $798.6 million for the corresponding quarter of 2015 due to increases in both the number of homes we delivered and the overall average selling price of those homes. We delivered 2,487 homes in the 2016 third quarter, up 11% from 2,236 homes in the 2015 third quarter largely due to the 10% higher backlog level we had at the beginning of the 2016 third quarter as compared to the year-earlier period. The backlog level at the beginning of the 2016 third quarter was higher in each of our homebuilding reporting segments as compared to the year-earlier quarter. The overall average selling price of homes delivered rose 2% to $365,900 for the three months ended August 31, 2016 from $357,200 for the year-earlier period. Our housing revenues and overall average selling price in the current quarter were tempered in part by an unexpected delay in the delivery of certain homes with relatively high selling prices from our northern California operations.
Land sale revenues totaled $41.6 million for the three months ended August 31, 2015. There were no land sales in the three months ended August 31, 2016. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
For the nine months ended August 31, 2016, our homebuilding revenues increased 17% from the year-earlier period to $2.39 billion. Housing revenues for the nine months ended August 31, 2016 rose $461.8 million, or 24%, from the corresponding period of 2015 due to a 21% increase in the number of homes delivered and a 3% increase in the overall average selling price of those homes. We delivered 6,769 homes in the first nine months of 2016, compared to 5,616 homes in the year-earlier period. Our overall average selling price of homes delivered for the nine months ended August 31 rose to $353,100 in 2016 from $343,400 in 2015.
Land sale revenues decreased to $4.2 million for the nine months ended August 31, 2016 from $110.5 million for the nine months ended August 31, 2015, primarily as a result of our sale of a large parcel in northern California during the 2015 period.
Operating Income. Our homebuilding operating income increased 43% to $51.5 million for the three months ended August 31, 2016 from $36.0 million for the year-earlier period. Homebuilding operating income for the three months ended August 31, 2016 included $3.1 million of inventory impairment and land option contract abandonment charges, compared to $3.5 million of such charges in the three months ended August 31, 2015. As a percentage of homebuilding revenues, our homebuilding operating income increased 140 basis points year over year to 5.7% for the three months ended August 31, 2016. Excluding inventory-related charges and prior year land sale results, our homebuilding operating income margin for the three months ended August 31, 2016 rose 120 basis points from the year-earlier quarter to 6.0%.
For the nine months ended August 31, 2016, our homebuilding operating income increased to $96.4 million from $68.2 million for the corresponding period of 2015. The nine-month period ended August 31, 2016 included inventory impairment and land option contract abandonment charges totaling $16.8 million, compared to $4.5 million of such charges in the nine-month period ended August 31, 2015. As a percentage of homebuilding revenues, homebuilding operating income for the nine months ended August 31, 2016 improved 70 basis points year over year to 4.0%. Excluding inventory-related charges and land sale results for each period, as applicable, our homebuilding operating income margin for the nine months ended August 31, 2016 rose 130 basis points from the year-earlier period to 4.7%.
The year-over-year improvements in our homebuilding operating income for the three-month and nine-month periods ended August 31, 2016 primarily reflected increases in housing gross profits that were partly offset by increases in selling, general and administrative expenses. In addition, the year-over-year comparison for the nine months ended August 31, 2016 was negatively impacted by land sale losses of $6.3 million, compared to land sale profits of $7.1 million in the year-earlier period.
Housing gross profits increased to $149.6 million for the three months ended August 31, 2016 from $129.8 million for the year-earlier period. Our housing gross profits for the third quarters of 2016 and 2015 included inventory impairment and land option contract abandonment charges of $3.1 million and $3.5 million, respectively.
Our housing gross profit margin for the 2016 third quarter improved 20 basis points to 16.4% from 16.2% for the year-earlier quarter, primarily due to lower construction and land costs (approximately 10 basis points) and a decrease in inventory impairment and land option contract abandonment charges (approximately 10 basis points). Sales incentives did not impact our year-over-year housing gross profit margin comparison for the three months ended August 31, 2016.
Excluding the amortization of previously capitalized interest associated with housing operations of $40.4 million and $35.3 million in the three-month periods ended August 31, 2016 and 2015, respectively, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin improved 10 basis points from the year-earlier quarter to 21.2%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2016 third quarter rose to $98.1 million from $95.1 million for the year-earlier quarter, mainly due to higher variable expenses associated with the year-over-year increases in homes delivered and corresponding revenues. As a percentage of housing revenues, selling, general and administrative expenses improved 110 basis points from the prior-year period to 10.8% for the three months ended August 31, 2016, largely due to improved operating leverage on fixed costs from the increased volume of homes delivered and corresponding revenues.

Land sale profits totaled $1.3 million for the three months ended August 31, 2015. There was no land sale activity in the current period.
Our housing gross profits of $382.5 million for the nine months ended August 31, 2016 increased $76.7 million, or 25%, from $305.9 million for the year-earlier period. Housing gross profits for the nine months ended August 31, 2016 included $7.7 million of inventory impairment charges and $2.9 million of land option contract abandonment charges. Housing gross profits for the nine months ended August 31, 2015 included $3.2 million of inventory impairments and $1.3 million of land option contract abandonment charges. Our housing gross profit margin of 16.0% for the first nine months of 2016 increased 10 basis points from 15.9% for the year-earlier period, primarily reflecting the impact of improved operating leverage from the increased volume of homes delivered and corresponding revenues compared to the 2015 period that was largely offset by increases in both inventory-related charges and the amortization of previously capitalized interest. Sales incentives as a percentage of housing revenues in the nine months ended August 31, 2016 were roughly the same as in the year-earlier period. In the nine months ended August 31, 2016, our adjusted housing gross profit margin improved 50 basis points year over year to 20.9%.
Selling, general and administrative expenses increased $35.2 million, or 14%, to $279.9 million for the nine months ended August 31, 2016 from $244.7 million for the corresponding period of 2015 for the reasons described above with respect to the three months ended August 31, 2016. As a percentage of housing revenues, selling, general and administrative expenses improved to 11.7% for the nine months ended August 31, 2016 from 12.7% for the year-earlier period.
For the nine months ended August 31, 2016, land sale losses totaled $6.3 million, reflecting inventory impairment charges associated with the planned future sales of two land parcels in the Metro Washington, D.C. market as a result of our decision in the 2016 second quarter to wind down our operations in this market, and inventory impairment charges recorded in the 2016 first quarter related to the sales of our last remaining land parcels in the Rio Grande Valley area of Texas that closed in the second quarter. Our land sales for the nine months ended August 31, 2015 generated profits of $7.1 million, primarily reflecting our sale of a large parcel in northern California during 2015.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our current inventory balance within five years. The following table presents our inventory balance as of August 31, 2016 based on our current estimated timeframe for delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,851.9	$1,322.5	$290.0	$133.3	$3,597.7
The inventory balances in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments, and collectively represented 88% of our total inventory balance at August 31, 2016. The inventory balance in the 6-10 years category was also located in all of our homebuilding reporting segments. The inventory balance in the greater than 10 years category was primarily located in our Southwest and Southeast homebuilding reporting segments. The inventory balances in the 6-10 years and greater than 10 years categories were mainly comprised of land held for future development.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
Deterioration in the supply and demand factors in the overall housing market or in an individual market or submarket, or changes to our operational or selling strategy at certain communities may lead to additional inventory impairment charges, future charges associated with land sales or the abandonment of land option contracts or other similar contracts related to certain assets. Due to the nature or location of the projects, land held for future development that we activate as part of our strategic growth initiatives or to accelerate sales and/or our return on investment, or that we otherwise monetize to help increase our asset efficiency, may have a somewhat greater likelihood of being impaired than other of our active inventory.

We believe that the carrying value of our inventory balance as of August 31, 2016 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as specific attributes or circumstances of each community or land parcel in our inventory that could be indicators of potential impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.1 million for each of the three-month periods ended August 31, 2016 and 2015. For the nine months ended August 31, 2016 and 2015, our interest income totaled $.4 million and $.3 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land purchases, land development, home construction and other operating and capital needs. All interest incurred during the three months ended August 31, 2016 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period. As a result, we had no interest expense for the three months ended August 31, 2016, compared to $4.4 million of interest expense, net of amounts capitalized, for the three months ended August 31, 2015. For the nine months ended August 31, 2016, our interest expense, net of amounts capitalized, totaled $5.7 million, decreasing from $17.9 million in the year-earlier period. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization.

During the nine months ended August 31, 2016 and the three-month and nine-month periods ended August 31, 2015, the average amount of our inventory qualifying for interest capitalization was lower than our average debt level and, therefore, a portion of the interest we incurred was reflected as interest expense. The amount of inventory qualifying for interest capitalization during the three-month and nine-month periods ended August 31, 2016 increased more than our average debt level increased, each as compared to the year-earlier period, primarily as a result of our substantial investment in land and land development during 2015 and in the first nine months of 2016, as well as recently activated land previously held for future development. Accordingly, we expensed no interest in the three months ended August 31, 2016, and expensed less interest in the nine months ended August 31, 2016 as compared to the corresponding year-earlier period.
Interest incurred was $46.5 million for the three months ended August 31, 2016 and $46.6 million for the year-earlier period. We capitalized $46.5 million and $42.2 million of the interest incurred in the three months ended August 31, 2016 and August 31, 2015, respectively. For the nine months ended August 31, 2016, interest incurred declined 1% to $139.0 million from $140.8 million for the year-earlier period due to the lower average debt outstanding during the 2016 period. We capitalized $133.3 million and $122.9 million of the interest incurred in the nine months ended August 31, 2016 and August 31, 2015, respectively.
Interest amortized to construction and land costs associated with housing operations increased to $40.4 million for the three months ended August 31, 2016 from $35.3 million for the year-earlier period. For the nine months ended August 31, 2016, such interest amortized rose to $106.2 million from $83.1 million for the year-earlier period. The year-over-year increase in interest amortized for each of the three-month and nine-month periods ended August 31, 2016 reflected year-over-year increases in the number of homes delivered and higher overall construction and land costs attributable to those homes. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 4.4% for each of the three-month periods ended August 31, 2016 and 2015. For the nine months ended August 31, 2016 and 2015, this percentage was 4.4% and 4.3%, respectively. Additionally, interest amortized to construction and land costs for the first nine months of 2016 included $.5 million related to land sales that occurred during the period. Such interest for the three months and nine months ended August 31, 2015 totaled $16.4 million.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $.5 million and $.4 million for the three months ended August 31, 2016 and 2015, respectively. For the nine months ended August 31, 2016, our equity in loss of unconsolidated joint ventures was $2.0 million, compared to $1.2 million for the same period of 2015. Further information regarding our investments in unconsolidated joint ventures is provided in Note 8 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Housing revenues	$2,390,165	$1,928,395	$910,111	$798,633
Housing construction and land costs	(2,007,621)	(1,622,530)	(760,490)	(668,871)
Housing gross profits	382,544	305,865	149,621	129,762
Add: Amortization of previously capitalized interest (a)	106,181	83,050	40,424	35,314
Inventory-related charges (b)	10,615	4,516	3,052	3,532
Adjusted housing gross profits	$499,340	$393,431	$193,097	$168,608
Housing gross profit margin as a percentage of housing revenues	16.0%	15.9%	16.4%	16.2%
Adjusted housing gross profit margin as a percentage of housing revenues	20.9%	20.4%	21.2%	21.1%

(a)	Represents the amortization of previously capitalized interest associated with housing operations.

(b)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.
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
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	August 31, 2016	November 30, 2015
Notes payable	$2,674,795	$2,625,536
Stockholders’ equity	1,682,450	1,690,834
Total capital	$4,357,245	$4,316,370
Ratio of debt to capital	61.4%	60.8%

	August 31, 2016	November 30, 2015
Notes payable	$2,674,795	$2,625,536
Less: Cash and cash equivalents and restricted cash	(335,271)	(568,386)
Net debt	2,339,524	2,057,150
Stockholders’ equity	1,682,450	1,690,834
Total capital	$4,021,974	$3,747,984
Ratio of net debt to capital	58.2%	54.9%

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
HOMEBUILDING REPORTING SEGMENTS
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Nine Months Ended August 31,				Three Months Ended August 31,
	2016	2015	Variance		2016	2015	Variance
Revenues	$1,029,269	$932,905	10%		$414,150	$378,362	9%
Construction and land costs	(877,363)	(790,795)	(11)		(350,636)	(318,331)	(10)
Selling, general and administrative expenses	(70,321)	(57,810)	(22)		(26,188)	(22,123)	(18)
Operating income	81,585	84,300	(3)		37,326	37,908	(2)
Other expense, net	(2,938)	(8,123)	64		(414)	(2,139)	81
Pretax income	$78,647	$76,177	3%		$36,912	$35,769	3%

Homes delivered	1,799	1,498	20%		710	625	14%
Average selling price	$572,100	$571,500	—%		$583,300	$579,800	1%
Housing gross profit margin	14.8%	15.9%	(110	)bps	15.3%	16.4%	(110	)bps
This segment’s revenues for the three months and nine months ended August 31, 2016 were generated solely from housing operations. For the three months and nine months ended August 31, 2015, this segment’s revenues were generated from both housing operations and land sales. Housing revenues of $414.2 million for the 2016 third quarter grew 14% from $362.4 million for the year-earlier quarter. For the nine months ended August 31, 2016, housing revenues rose 20% from $856.1 million for the corresponding period of 2015. The year-over-year growth in housing revenues for the three-month and nine-month periods ended August 31, 2016 primarily reflected increases in the number of homes delivered from our southern California operations. Our West Coast segment generated land sale revenues of $16.0 million and $76.8 million for the three months and nine months ended August 31, 2015, respectively, primarily reflecting our sale of a large parcel in northern California.
The year-over-year increase in this segment’s pretax income for the three months ended August 31, 2016 reflected higher housing gross profits and a decrease in other expense, net that were partly offset by higher selling, general and administrative expenses and the absence of land sale profits in the current quarter. Housing gross profits increased as a result of the higher volume of homes delivered, partly offset by a decrease in the housing gross profit margin. The year-over-year decline in the housing gross profit margin was mainly due to inventory impairment and land option contract abandonment charges, higher construction and land costs and a shift in product and geographic mix. These impacts were partly offset by improved operating leverage from the increased volume of homes delivered and corresponding revenues. Inventory-related charges impacting the 2016 third quarter housing gross profit margin totaled $2.8 million, compared to $.1 million in the year-earlier quarter. Land sale profits totaled

$.6 million for the three months ended August 31, 2015. Selling, general and administrative expenses for the three months ended August 31, 2016 increased from the year-earlier quarter, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding revenues. Other expense, net for the three months ended August 31, 2016 decreased from the corresponding period of 2015, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.
For the nine months ended August 31, 2016, this segment’s pretax income increased from the year-earlier period, reflecting higher housing gross profits and a decrease in other expense, net that were mostly offset by the absence of land sale profits in the current period and higher selling, general and administrative expenses. The increase in housing gross profits reflected the impact of the higher volume of homes delivered, partly offset by a decline in the housing gross profit margin. The housing gross profit margin declined on a year-over-year basis for the reasons described above with respect to the three-month period. Inventory-related charges impacting the housing gross profit margin for the nine months ended August 31, 2016 totaled $7.8 million and primarily related to three communities where we decided to make changes in our operational and marketing strategies aimed at more quickly monetizing our investment by accelerating the overall timing and/or pace for selling, building and delivering homes in the communities. One of these communities was previously held for future development. Inventory-related charges for the nine months ended August 31, 2015 totaled $.1 million. Land sale profits totaled $6.2 million in the nine-month period ended August 31, 2015. Selling, general and administrative expenses for the first nine months of 2016 rose from the year-earlier period, primarily due to the reason described above with respect to the three months ended August 31, 2016. Other expense, net for the nine months ended August 31, 2016 decreased from the corresponding period of 2015, reflecting lower interest expense as a result of an increase in the amount of interest capitalized.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Nine Months Ended August 31,				Three Months Ended August 31,
	2016	2015	Variance		2016	2015	Variance
Revenues	$318,190	$273,339	16%		$106,187	$128,021	(17	) %
Construction and land costs	(260,541)	(226,962)	(15)		(87,790)	(106,965)	18
Selling, general and administrative expenses	(24,986)	(21,146)	(18)		(9,695)	(7,873)	(23)
Operating income	32,663	25,231	29		8,702	13,183	(34)
Other expense, net	(1,434)	(4,811)	70		(110)	(1,451)	92
Pretax income	$31,229	$20,420	53%		$8,592	$11,732	(27	) %

Homes delivered	1,111	888	25%		369	372	(1	) %
Average selling price	$286,400	$279,500	2%		$287,800	$285,200	1%
Housing gross profit margin	18.1%	18.6%	(50	)bps	17.3%	19.7%	(240	)bps
This segment’s revenues for the three months and nine months ended August 31, 2016 were generated solely from housing operations. For the corresponding periods of 2015, revenues were generated from both housing and land sale revenues. Housing revenues for the 2016 third quarter were flat compared to $106.1 million for the year-earlier quarter. For the nine months ended August 31, 2016, housing revenues grew 28% from $248.2 million for the corresponding period of 2015, primarily due to substantial year-over-year growth in the number of homes delivered from both our Arizona and Nevada operations. This segment generated land sale revenues of $21.9 million and $25.2 million for the three months and nine months ended August 31, 2015, respectively, associated with land sales in Nevada.
Pretax income for the three months ended August 31, 2016 decreased from the corresponding period of 2015, mainly due to lower housing gross profits and higher selling, general and administrative expenses that were partly offset by a decrease in other expense, net. Housing gross profits decreased primarily as a result of a year-over-year decline in the housing gross profit margin resulting from higher construction and land costs and a shift in product mix. The land sale activity in the third quarter of 2015 generated a nominal profit. Selling, general and administrative expenses rose from the 2015 third quarter due to higher staffing levels to support delivery growth anticipated for the 2016 fourth quarter. Other expense, net in the 2016 third quarter decreased from the year-earlier quarter due to lower interest expense as a result of an increase in the amount of interest capitalized.

For the nine months ended August 31, 2016, the year-over-year increase in this segment’s pretax income reflected an increase in housing gross profits and a decrease in other expense, net. Housing gross profits rose as a result of the higher volume of homes delivered, partly offset by a decrease in the housing gross profit margin. The housing gross profit margin decreased from the year-earlier period, mainly for the reasons described above with respect to the three-month period, partially offset by improved operating leverage from the increased volume of homes delivered and the corresponding revenues, and a decrease in sales incentives as a percentage of housing revenues. Land sales for the first nine months of 2015 produced a nominal profit. Selling, general and administrative expenses increased from the nine-month period ended August 31, 2015, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding revenues, partly offset by a favorable legal settlement in the nine months ended August 31, 2016. Other expense, net in the nine-month period ended August 31, 2016 decreased from the corresponding period of 2015 due to lower interest expense as a result of an increase in the amount of interest capitalized.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Nine Months Ended August 31,				Three Months Ended August 31,
	2016	2015	Variance		2016	2015	Variance
Revenues	$707,917	$545,913	30%		$265,524	$210,417	26%
Construction and land costs	(572,262)	(445,298)	(29)		(212,629)	(170,757)	(25)
Selling, general and administrative expenses	(74,253)	(58,836)	(26)		(25,294)	(21,628)	(17)
Operating income	61,402	41,779	47		27,601	18,032	53
Other income, net	113	221	(49)		—	617	(100)
Pretax income	$61,515	$42,000	46%		$27,601	$18,649	48%

Homes delivered	2,647	2,212	20%		976	822	19%
Average selling price	$265,900	$244,600	9%		$272,100	$256,000	6%
Housing gross profit margin	19.4%	18.6%	80	bps	19.9%	18.8%	110	bps

This segment’s revenues for the three months ended August 31, 2016 and 2015 were generated solely from housing operations. For the nine months ended August 31, 2016 and 2015, this segment’s revenues were generated from both housing operations and land sales. Housing revenues for the 2016 third quarter increased 26% from the year-earlier quarter, reflecting increases in both the number of homes delivered and the average selling price of those homes. For the nine months ended August 31, 2016, housing revenues of $703.8 million increased 30% from $541.1 million for the same period of 2015. The year-over-year growth in the number of homes delivered in the 2016 periods reflected increases from both our Texas and Colorado operations. The average selling price for the three months and nine months ended August 31, 2016 rose from the corresponding periods of 2015, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally rising home prices. Land sale revenues for the nine months ended August 31, 2016 and 2015 totaled $4.2 million and $4.9 million, respectively.
Pretax income for the three months ended August 31, 2016 increased $9.0 million from the year-earlier period, mainly due to growth in housing gross profits that was partly offset by higher selling, general and administrative expenses. Housing gross profits expanded as a result of the increased volume of homes delivered and improvement in the housing gross profit margin. The housing gross profit margin increased 110 basis points from the year-earlier quarter to 19.9%, largely due to improved operating leverage and lower overall construction and land costs. Selling, general and administrative expenses for the 2016 third quarter rose from the corresponding period of 2015, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding housing revenues, partly offset by lower overhead costs as a result of our cost containment efforts.
This segment’s pretax income for the nine months ended August 31, 2016 increased $19.5 million from the corresponding period of 2015, primarily due to growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses and land sale losses in the current period. The year-over-year growth in housing gross profits reflected the increased volume of homes delivered and improvement in our housing gross profit margin. The housing gross profit margin for the nine months ended August 31, 2016 improved on a year-over-year basis for the reasons described above with respect to the three-month period, partly offset by unfavorable warranty adjustments and $.5 million of land option contract abandonments in the current period. Land sale losses totaled $.9 million in the nine months ended August 31, 2016, which included an inventory impairment charge of approximately $.8 million related to the sales of our last remaining land parcels in the Rio Grande Valley area of Texas. Selling, general and administrative expenses for the first nine months of 2016 rose from the corresponding period of 2015, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding housing revenues, and an increase to a legal accrual, partly offset by lower overhead costs as a result of our cost containment efforts.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Nine Months Ended August 31,				Three Months Ended August 31,
	2016	2015	Variance		2016	2015	Variance
Revenues	$338,939	$286,739	18%		$124,250	$123,404	1%
Construction and land costs	(303,308)	(258,535)	(17)		(108,002)	(111,495)	3
Selling, general and administrative expenses	(44,140)	(42,856)	(3)		(13,919)	(14,818)	6
Operating income (loss)	(8,509)	(14,652)	42		2,329	(2,909)	(a)
Other expense, net	(3,316)	(6,313)	47		—	(1,842)	100
Pretax income (loss)	$(11,825)	$(20,965)	44%		$2,329	$(4,751)	(a)

Homes delivered	1,212	1,018	19%		432	417	4%
Average selling price	$279,700	$278,100	1%		$287,600	$287,300	—%
Housing gross profit margin	12.1%	9.8%	230	bps	13.1%	9.5%	360	bps

(a)	Percentage not meaningful.
This segment’s revenues for the three months and nine months ended August 31, 2016 were generated solely from housing operations. For the corresponding periods of 2015, this segment’s revenues were generated from both housing operations and land sales. Housing revenues for the three months ended August 31, 2016 increased 4% from $119.8 million for the year-earlier period. For the nine months ended August 31, 2016, housing revenues rose 20% from $283.1 million in the corresponding period of 2015. The year-over-year growth in housing revenues in both periods of 2016 was due to increases in the number of homes delivered, as the average selling prices in both periods were essentially flat year over year. The growth in the number of homes delivered for the three-month and nine-month periods ended August 31, 2016, compared to the corresponding year-earlier periods, was mainly from our Florida operations. This segment generated $3.6 million of revenues from land sales in the three months and nine months ended August 31, 2015.
For the three months ended August 31, 2016, this segment’s pretax results improved from the year-earlier period due to an increase in housing gross profits, a decrease in selling, general and administrative expenses and a decrease in other expense, net. Housing gross profits increased due to a higher number of homes delivered and an improved housing gross profit margin. This segment’s housing gross profit margin increased on a year-over-year basis, primarily due to improved operating leverage from the increased volume of homes delivered and corresponding revenues, lower overall construction and land costs and the absence of inventory impairment charges in the current quarter. In the 2015 third quarter, we recognized $3.2 million of inventory impairment charges. Sales incentives as a percentage of housing revenues in the 2016 third quarter did not have a significant impact on the year-over-year housing gross profit margin comparison. Land sale profits for the 2015 third quarter totaled $.6 million. Selling, general and administrative expenses decreased in the 2016 third quarter from the year-earlier period, primarily due to lower overhead costs as a result of our cost containment efforts, partly offset by increased variable expenses associated with the increased volume of homes delivered and corresponding revenues. Other expense, net for the three months ended August 31, 2016 decreased from the corresponding period of 2015 due to lower interest expense as a result of an increase in the amount of interest capitalized.
For the nine months ended August 31, 2016, this segment’s pretax results improved $9.1 million, reflecting an increase in housing gross profits and a decrease in other expense, net that were partially offset by land sale losses and an increase in selling, general and administrative expenses. The growth in this segment’s housing gross profits was due to the increase in the number of homes delivered and an improvement in the housing gross profit margin. The housing gross profit margin increased on a year-over-year basis primarily due to improved operating leverage from the increased volume of homes delivered and corresponding revenues, and lower construction and land costs, partly offset by $2.1 million of inventory-related charges that were largely related to the wind-down of our Metro Washington, D.C. operations, as described further in Note 6 – Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, and unfavorable warranty adjustments. In addition to the $3.2 million of inventory impairment charges mentioned above in the three-month period, the year-earlier period included $1.0 million of land option contract abandonment charges as well as unfavorable warranty adjustments, partly offset by an increase in our estimate of minimum probable recoveries for water intrusion-related issues. Land sale losses of $5.4 million for the nine months ended August 31, 2016, compared to land sale profits of $.6 million for the year-earlier period, reflected inventory impairment charges associated with the planned future sales of two land parcels in the Metro Washington, D.C. area in connection with the wind-down of our operations in this market. Selling, general and administrative expenses increased in the nine-month period ended August 31, 2016 from the corresponding year-earlier period. In the nine months ended August 31, 2015, this segment’s selling, general and administrative expenses included an increase in the accrual for a Florida legal inquiry that was resolved in February 2016, as discussed in Note 14 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. Other expense, net for the nine months ended August 31, 2016 decreased from the corresponding period of 2015 due to lower interest expense as a result of an increase in the amount of interest capitalized.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Revenues	$8,389	$7,351	$3,172	$2,953
Expenses	(2,621)	(2,802)	(891)	(910)
Equity in income (loss) of unconsolidated joint ventures	(652)	3,023	132	658
Pretax income	$5,116	$7,572	$2,413	$2,701

Total originations (a):
Loans	2,944	3,173	1,062	1,243
Principal	$750,916	$796,360	$277,893	$325,085
Percentage of homebuyers using HCM	47%	61%	46%	59%
Average FICO score	713	721	715	720

Loans sold (a):
Loans sold to Nationstar	3,083	3,001	1,082	984
Principal	$796,727	$752,530	$283,031	$259,846
Loans sold to third parties	187	106	33	23
Principal	$42,008	$19,178	$6,790	$4,012
(a)    Loan originations and sales occurred within HCM.
Revenues. Financial services revenues increased to $3.2 million for the three months ended August 31, 2016 from $3.0 million for the three months ended August 31, 2015. For the nine months ended August 31, 2016, financial services revenues rose to $8.4 million from $7.4 million for the corresponding period of 2015. The year-over-year growth in our financial services revenues for the three months and nine months ended August 31, 2016 reflected increases in both title services revenues and insurance commissions.
Expenses. General and administrative expenses totaled $.9 million for each of the three-month periods ended August 31, 2016 and 2015. For the nine months ended August 31, 2016 and 2015, general and administrative expenses totaled $2.6 million and $2.8 million, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $.1 million for the three months ended August 31, 2016, compared to $.7 million for the three months ended August 31, 2015. For the nine months ended August 31, 2016, the equity in loss of unconsolidated joint ventures was $.7 million, compared to the equity in income of unconsolidated joint ventures of $3.0 million for corresponding period of 2015. The equity in income (loss) of unconsolidated joint ventures for the three months and nine months ended August 31, 2016 and 2015 was related to the operations of HCM. For the three months and nine months ended August 31, 2016, the results from HCM declined from the corresponding year-earlier periods mainly due to fewer loan originations and higher overhead costs. The percentage of homebuyers that used HCM to finance the purchase of their home in the three months and nine months ended August 31, 2016 decreased from the corresponding year-earlier periods, reflecting HCM’s transition to a new loan origination system that limited its ability to originate certain loans, as well as insufficient staffing in certain markets. The year-over-year decreases in the percentage of homebuyers that used HCM did not have a significant impact on our orders, cancellation rate or the number of homes we delivered for the three months or nine months ended August 31, 2016.
In September 2016, we and Nationstar began the process of winding down HCM and transferring HCM’s assets and operations to Stearns Lending. During this transition, Stearns Lending is offering mortgage banking services to our homebuyers, and we and Stearns Lending are working to establish a new relationship. We expect our equity in loss of unconsolidated joint ventures to range from $1 million to $3 million in the fourth quarter as a result of this transition.
INCOME TAXES
Our income tax expense totaled $14.1 million and $10.7 million for the three months ended August 31, 2016 and 2015, respectively. For the nine months ended August 31, 2016 and 2015, our income tax expense was $26.2 million and $16.5 million, respectively. Income tax expense for the three months ended August 31, 2016 reflected the favorable net impact of $6.7 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective income tax rate of 26.4%. For the three months ended August 31, 2015, our effective income tax rate of 31.5% reflected the favorable net impact of $2.5 million of federal energy tax credits. Income tax expense for the nine months ended August 31, 2016 and 2015 reflected the favorable net impact of federal energy tax credits of $10.4 million and $5.6 million, respectively. Our effective income tax rate was 27.8% for the nine months ended August 31, 2016 and 28.9% for the nine months ended August 31, 2015. The extension of the federal energy tax credit may continue to benefit our effective tax rate for the remainder of 2016, though to a lesser degree than in the third quarter.
Our deferred tax assets of $794.4 million as of August 31, 2016 and $820.0 million as of November 30, 2015 were partly offset by a valuation allowance in each period of $37.8 million. The deferred tax asset valuation allowances as of August 31, 2016 and November 30, 2015 were primarily related to foreign tax credits and certain state NOLs that had not met the “more likely than not” realization standard.
Further information is provided in Note 11 – Income Taxes in the Notes to Consolidated Financial Statements in this report.
The benefits of our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on our analysis performed as of August 31, 2016, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
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
Our investments in land and land development increased to approximately $1.06 billion for the nine months ended August 31, 2016, compared to $701.6 million for the corresponding period of 2015. Approximately 50% of our total investments in the nine months ended August 31, 2016 related to land acquisition, compared to approximately 30% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first nine months of 2016 and 2015, approximately 65% and 50%, respectively, of these investments were made in our West Coast segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return and marketing standards to support home delivery and revenue growth in 2017 and beyond.

The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	August 31, 2016		November 30, 2015		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	11,266	$1,847,660	11,420	$1,602,356	(154)	$245,304
Southwest	8,466	538,767	8,981	534,040	(515)	4,727
Central	18,776	778,137	17,747	707,210	1,029	70,927
Southeast	8,128	433,109	9,251	470,141	(1,123)	(37,032)
Total	46,636	$3,597,673	47,399	$3,313,747	(763)	$283,926
The carrying value of the lots we owned or controlled at August 31, 2016 increased from November 30, 2015 primarily due to the investments we made during the nine months ended August 31, 2016. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 19% at August 31, 2016 and 20% at November 30, 2015. Generally, this percentage fluctuates with our assessments of opportunities to control (or abandon) lots under land option contracts and other similar contracts, compared to opportunities to purchase (or sell owned) lots, in accordance with our investment return and marketing standards.
We ended our 2016 third quarter with $335.3 million of cash and cash equivalents and restricted cash, compared to $568.4 million at November 30, 2015. Our balance of unrestricted cash and cash equivalents decreased to $334.7 million at August 31, 2016 from $559.0 million at November 30, 2015, reflecting our investments in land and land development and repurchase of shares of our common stock during the first nine months of 2016. The majority of our cash and cash equivalents at August 31, 2016 and November 30, 2015 were invested in money market funds and interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2016	November 30, 2015	Variance
Mortgages and land contracts due to land sellers and other loans	$83,719	$35,664	$48,055
Senior notes	2,361,076	2,359,872	1,204
Convertible senior notes	230,000	230,000	—
Total	$2,674,795	$2,625,536	$49,259
Our financial leverage, as measured by the ratio of debt to capital, was 61.4% at August 31, 2016, compared to 60.8% at November 30, 2015. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) was 58.2% at August 31, 2016 and 54.9% at November 30, 2015. The increase in mortgages and land contracts due to land sellers and other loans was primarily related to land acquisitions within our West Coast homebuilding reporting segment during the 2016 third quarter.
LOC Facilities. As of August 31, 2016 and November 30, 2015, we had $.6 million and $9.1 million, respectively, of letters of credit outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. The amount of cash maintained for our LOC Facilities totaled $.6 million at August 31, 2016 and $9.3 million at November 30, 2015, and these amounts were included in restricted cash in our consolidated balance sheets as of those dates.
Unsecured Revolving Credit Facility. We have a $275.0 million Credit Facility that will mature on August 7, 2019. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2016, we had no cash borrowings and $32.5 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2016, we had $242.5 million available for cash borrowings under the Credit Facility, with up to $105.0 million of that amount available for the issuance of letters of credit. The Credit Facility is further described in Note 12 – Notes Payable in the Notes to Consolidated Financial Statements in this report.

There have been no changes to the terms of the Credit Facility during the nine months ended August 31, 2016 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2015.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2016:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.20 billion	$1.68 billion
Leverage Ratio	<	.700	.614
Interest Coverage Ratio (a)	>	1.500	1.933
Minimum liquidity (a)	>	$183.0 million	$334.7 million
Investments in joint ventures and non-guarantor subsidiaries	<	$453.9 million	$98.9 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$364.1 million

(a)
Under the terms of the Credit Facility, we are required to meet either the Interest Coverage Ratio or a minimum level of liquidity, but not both. As of August 31, 2016, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2016, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $83.7 million, secured primarily by the underlying property, which had an aggregate carrying value of $230.9 million.
As of August 31, 2016, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(102,612)	$(22,084)
Investing activities	(185)	(9,055)
Financing activities	(119,822)	27,250
Net decrease in cash and cash equivalents	$(222,619)	$(3,889)

Operating Activities. Operating activities used net cash of $102.6 million in the nine months ended August 31, 2016 and $22.1 million in the nine months ended August 31, 2015. Generally, our net operating cash flows fluctuate based on changes in our inventories and our profitability. The year-over-year change in net operating cash flows for the nine months ended August 31, 2016 was largely due to an increase in cash used for investments in land and land development, partly offset by an increase in net income.
Our net cash used in operating activities in the nine months ended August 31, 2016 largely reflected net cash of $265.5 million used for investments in inventories, partly offset by net income of $68.1 million, a net increase in accounts payable, accrued expenses and other liabilities of $28.5 million and a net decrease in receivables of $6.6 million. In the nine months ended August 31, 2015, our net cash used in operating activities mainly reflected investments in inventories of $72.5 million, a net increase in receivables of $25.0 million, and a net decrease in accounts payable, accrued expenses and other liabilities of $2.0 million, partly offset by net income of $40.6 million.
Investing Activities. Investing activities used net cash of $.2 million in the nine months ended August 31, 2016 and $9.1 million in the year-earlier period. In the nine months ended August 31, 2016, our uses of cash included $2.7 million for net purchases of property and equipment and $1.0 million for contributions to unconsolidated joint ventures. These uses of cash were largely offset by a $3.5 million return of investments in unconsolidated joint ventures. In the nine months ended August 31, 2015, cash of $21.0 million was used for contributions to unconsolidated joint ventures, and $2.1 million of cash was used for net purchases of property and equipment. These uses of cash were partly offset by a return of investments in unconsolidated joint ventures of $14.0 million.
Financing Activities. Financing activities used net cash of $119.8 million in the nine months ended August 31, 2016 and provided net cash of $27.3 million in the nine months ended August 31, 2015. The year-over-year change was primarily due to cash used to repurchase shares of our common stock in the first nine months of 2016, compared to the net proceeds received from the underwritten public issuance of senior notes in the corresponding period of 2015.
In the nine months ended August 31, 2016, cash was used for repurchases of shares of our common stock at a total cost of $87.5 million, payments on mortgages and land contracts due to land sellers and other loans of $41.9 million and dividend payments on our common stock of $6.5 million. The cash used was partly offset by a decrease of $8.7 million in our restricted cash balance and $7.4 million of issuances of common stock under employee stock plans. In the nine months ended August 31, 2015, cash was provided mainly by proceeds of $250.0 million from the underwritten public issuance of 7.625% senior notes due 2023 and a decrease of $2.2 million in our restricted cash balance. The cash provided was partly offset by cash used to retire $199.9 million in aggregate principal amount of certain senior notes at their maturity on June 15, 2015, payments on mortgages and land contracts due to land sellers and other loans of $13.7 million, dividend payments on our common stock of $6.9 million, and the payment of debt issuance costs of $4.6 million.
During the three months ended August 31, 2016 and 2015, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the nine months ended August 31, 2016 and 2015 totaled $.075 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
We believe we have adequate capital resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire assets and land, to use and/or develop acquired assets and land, to construct homes, to finance our financial services operations and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return and marketing standards, in the remainder of 2016 we may use or redeploy our unrestricted cash resources or cash borrowings under the Credit Facility to support other business purposes that are aligned with our primary strategic growth goals. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include additional repurchases from time to time of our outstanding common stock. They may also include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, as well as potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land acquisition and land development investment targets, to complete strategic transactions and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facilities, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 8 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $182.2 million at August 31, 2016 and $207.0 million at November 30, 2015. Our investments in unconsolidated joint ventures totaled $61.5 million at August 31, 2016 and $71.6 million at November 30, 2015. As of August 31, 2016 and November 30, 2015, one of our unconsolidated joint ventures had outstanding secured debt of $39.2 million and $39.1 million, respectively, under a construction loan agreement. The unconsolidated joint venture’s outstanding secured debt is non-recourse to us and is scheduled to mature in August 2018. While we and our partner in the unconsolidated joint venture provided certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt is material to our consolidated financial statements. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2016 or November 30, 2015. As discussed in Note 7 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at August 31, 2016 was a VIE, but we were not the primary beneficiary of this VIE. At November 30, 2015, we determined that none of our joint ventures were VIEs. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Of the 515 unconsolidated joint venture lots controlled under land option and other similar contracts at August 31, 2016, we are committed to purchase 121 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next three years for an aggregate purchase price of approximately $53.0 million under agreements that were entered into with the unconsolidated joint venture in the 2016 second quarter.
Land Option Contracts and Other Similar Contracts. As discussed in Note 7 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At August 31, 2016, we had total cash deposits of $45.1 million to purchase land having an aggregate purchase price of $908.3 million. At November 30, 2015, we had total deposits of $54.5 million to purchase land having an aggregate purchase price of $1.19 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at August 31, 2016, we estimate the remaining purchase price to be paid would be as follows: 2016 – $159.8 million; 2017 – $385.0 million; 2018 – $95.0 million; 2019 – $77.4 million; 2020 – $37.2 million; and thereafter – $108.8 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $48.2 million at August 31, 2016 and $65.6 million at November 30, 2015. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of August 31, 2016 and November 30, 2015 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluate our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $50.8 million at August 31, 2016 and $110.0 million at November 30, 2015.
Contractual Obligations. There have been no significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2015.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2016 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2015.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
Based on our ending community count and backlog levels at August 31, 2016, we believe we are well-positioned to achieve our primary operational and financial objectives for the year. Our present outlook is as follows:
2016 Fourth Quarter:

•
We expect to generate housing revenues in the range of $1.1 billion to $1.2 billion, compared to $979.8 million in the year-earlier quarter, reflecting both the conversion of our higher backlog at August 31, 2016 into homes delivered and an anticipated year-over-year increase in the overall average selling price of those homes to a range of $385,000 to $390,000.

•
We expect our housing gross profit margin will improve on a sequential basis to the low 17% range, assuming no inventory impairment or land option contract abandonment charges. We believe our selling, general and administrative expenses as a percentage of housing revenues will be in the low-to-mid 9% range, improving on a sequential and year-over-year basis due to our anticipated improved operating leverage from a higher volume of homes delivered and corresponding revenues, and cost containment efforts.

•
We are projecting an effective income tax rate of approximately 36% for the quarter, based on our present forecasts for pretax income and an anticipated decrease in federal energy tax credits for the period as compared to the 2016 third quarter.

•	We expect our average community count will decline in the fourth quarter by about 8% compared to the same quarter of 2015.
2016 Full-Year:

•	We expect our housing revenues to be in the range of $3.5 billion to $3.6 billion, an increase from $2.91 billion in 2015.

•	We expect our housing gross profit margin will be approximately 16.7%, excluding inventory impairment and land option contract abandonment charges, a slight improvement year over year.

•
We expect our selling, general and administrative expenses as a percentage of housing revenues to be just below 11%, a year-over-year improvement anticipated to result from the factors noted above with respect to our 2016 fourth quarter ratio.

Capital Investment:

•
We currently own and control all of the lots needed to meet our current 2016 and 2017 delivery forecasts. Under our current capital allocation program, inclusive of our investment of $1.06 billion in land and land development for the first nine months of 2016 and our repurchases of shares of our outstanding common stock during the 2016 first quarter, we believe we have the capacity to invest up to $1.3 billion towards land and land development in 2016 to support home delivery and revenue growth in 2017 and beyond, and remain cash flow neutral for the year. While we intend to continue to execute our capital allocation program consistent with this general framework during the 2016 fourth quarter, depending on the opportunities we identify to advance our strategic growth, community/land activation, return enhancement and/or capital structure goals, our cash balance at the end of 2016 could be lower than at the end of 2015.

We plan to maintain a balanced approach in managing our financial strength and financial leverage as we operate our business and seek to enhance our asset efficiency and stockholder returns. We believe we will have the liquidity and flexibility to continue to invest in our business in the remainder of 2016 to support future growth. From time to time, we may also consider repurchasing our outstanding common stock (as authorized by our board of directors) and/or potentially retiring a portion of our outstanding senior notes before their maturity (through open market or privately negotiated transactions).
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

•
our ability to successfully implement our current and planned strategies and initiatives related to our product, geographic and market positioning (including our plans to transition out of the Metro Washington, D.C. area), and gaining share and scale in our served markets;

•	our operational and investment concentration in markets in California;

•	consumer interest in our new home communities and products, particularly from first-time homebuyers and higher-income consumers;

•	our ability to generate orders and convert our backlog of orders to home deliveries and revenues, particularly in key markets in California;

•
our ability to successfully implement strategic and operational initiatives that will enable us to expand revenues and our operating income margin, increase our asset efficiency and generate higher returns on invested capital;

•	the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services;

•	the performance of mortgage lenders to our homebuyers;

•	completing the wind-down of HCM as planned, and the management of its assets and operations during the wind-down process;

•	whether we can establish a joint venture or other relationship with a mortgage banking services provider;

•	information technology failures and data security breaches; and

•	other events outside of our control.
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
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chairman, President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2016.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 15 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As publicly reported in Note 24 – Subsequent Event in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended November 30, 2015, and discussed in Note 16 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, on January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  During the three months ended August 31, 2016, no shares were repurchased pursuant to this authorization.
Item 6.    Exhibits

Exhibits

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and nine months ended August 31, 2016 and 2015, (b) Consolidated Balance Sheets as of August 31, 2016 and November 30, 2015, (c) Consolidated Statements of Cash Flows for the nine months ended August 31, 2016 and 2015, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	October 4, 2016	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 4, 2016	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and nine months ended August 31, 2016 and 2015, (b) Consolidated Balance Sheets as of August 31, 2016 and November 30, 2015, (c) Consolidated Statements of Cash Flows for the nine months ended August 31, 2016 and 2015, and (d) Notes to Consolidated Financial Statements.