Form 10-Q
period 2017-02-28
KB HOME
filed 2017-04-05
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2017.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2017.
There were 85,273,440 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2017. The registrant’s grantor stock ownership trust held an additional 9,153,296 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended
	February 28, 2017	February 29, 2016
Total revenues	$818,596	$678,371
Homebuilding:
Revenues	$816,246	$675,742
Construction and land costs	(698,080)	(568,818)
Selling, general and administrative expenses	(92,889)	(87,932)
Operating income	25,277	18,992
Interest income	198	152
Interest expense	(6,307)	(3,697)
Equity in income (loss) of unconsolidated joint ventures	731	(603)
Homebuilding pretax income	19,899	14,844
Financial services:
Revenues	2,350	2,629
Expenses	(819)	(859)
Equity in income (loss) of unconsolidated joint ventures	29	(587)
Financial services pretax income	1,560	1,183
Total pretax income	21,459	16,027
Income tax expense	(7,200)	(2,900)
Net income	$14,259	$13,127
Earnings per share:
Basic	$.17	$.15
Diluted	$.15	$.14
Weighted average shares outstanding:
Basic	85,122	89,239
Diluted	96,273	99,427
Cash dividends declared per common share	$.025	$.025
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28, 2017	November 30, 2016
Assets
Homebuilding:
Cash and cash equivalents	$351,880	$592,086
Receivables	238,358	231,665
Inventories	3,423,344	3,403,228
Investments in unconsolidated joint ventures	64,916	64,016
Deferred tax assets, net	731,885	738,985
Other assets	96,679	91,145
	4,907,062	5,121,125
Financial services	15,518	10,499
Total assets	$4,922,580	$5,131,624

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$178,491	$215,331
Accrued expenses and other liabilities	501,902	550,996
Notes payable	2,504,449	2,640,149
	3,184,842	3,406,476
Financial services	1,278	2,003
Stockholders’ equity:
Common stock	116,299	116,224
Paid-in capital	697,656	696,938
Retained earnings	1,575,786	1,563,742
Accumulated other comprehensive loss	(16,057)	(16,057)
Grantor stock ownership trust, at cost	(99,279)	(102,300)
Treasury stock, at cost	(537,945)	(535,402)
Total stockholders’ equity	1,736,460	1,723,145
Total liabilities and stockholders’ equity	$4,922,580	$5,131,624
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income	$14,259	$13,127
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	(760)	1,190
Amortization of discounts and issuance costs	1,665	1,881
Depreciation and amortization	802	900
Deferred income taxes	7,100	2,800
Loss on early extinguishment of debt	5,685	—
Stock-based compensation	3,152	2,893
Inventory impairments and land option contract abandonments	4,008	1,966
Changes in assets and liabilities:
Receivables	(6,788)	3,999
Inventories	(36,878)	(150,265)
Accounts payable, accrued expenses and other liabilities	(64,105)	(20,558)
Other, net	(5,182)	(1,246)
Net cash used in operating activities	(77,042)	(143,313)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(8,750)	(291)
Return of investments in unconsolidated joint ventures	1,107	—
Purchases of property and equipment, net	(1,015)	(1,413)
Net cash used in investing activities	(8,658)	(1,704)
Cash flows from financing activities:
Change in restricted cash	—	4,987
Repayment of senior notes	(105,326)	—
Payments on mortgages and land contracts due to land sellers and other loans	(45,428)	(5,659)
Issuance of common stock under employee stock plans	662	—
Payments of cash dividends	(2,215)	(2,270)
Stock repurchases	(2,543)	(87,526)
Net cash used in financing activities	(154,850)	(90,468)
Net decrease in cash and cash equivalents	(240,550)	(235,485)
Cash and cash equivalents at beginning of period	593,000	560,341
Cash and cash equivalents at end of period	$352,450	$324,856
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of February 28, 2017, the results of our consolidated operations for the three months ended February 28, 2017 and February 29, 2016, and our consolidated cash flows for the three months ended February 28, 2017 and February 29, 2016. The results of our consolidated operations for the three months ended February 28, 2017 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2016 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2016, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $206.1 million at February 28, 2017 and $396.1 million at November 30, 2016. The majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $14.3 million for the three months ended February 28, 2017 and $13.1 million for the three months ended February 29, 2016. Our comprehensive income for each of the three-month periods ended February 28, 2017 and February 29, 2016 was equal to our net income for the respective periods.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. In 2016, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for us for annual and interim periods beginning December 1, 2018 (with early adoption permitted beginning in our 2018 fiscal year) and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements, as well as the adoption method we will use, and have been involved in industry specific discussions with the FASB on the treatment of certain items. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our homebuilding revenues.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 will be effective for us beginning December 1, 2019 (with early adoption permitted) and mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us beginning after December 1, 2018 (with early adoption permitted). We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
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
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of February 28, 2017, our homebuilding reporting segments conducted ongoing operations in the following states:
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
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. This segment earns revenues primarily from insurance commissions and from the provision of title services. Until October 2016, we provided mortgage banking services, including residential mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through Home Community Mortgage, LLC (“HCM”), a joint venture of a subsidiary of ours and a subsidiary of Nationstar Mortgage LLC (“Nationstar”). Through these respective subsidiaries, we have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM, with Nationstar providing management oversight of HCM’s operations. In the 2016 fourth quarter, we and Nationstar began the process to wind down HCM and transfer HCM’s operations and certain assets to Stearns Lending, LLC (“Stearns Lending”). Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of their home.
In the 2016 fourth quarter, a subsidiary of ours and a subsidiary of Stearns Lending entered into an agreement to form KBHS Home Loans, LLC (“KBHS”), an unconsolidated mortgage banking joint venture that will offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns Lending each have a 50.0% ownership interest in KBHS, with Stearns Lending providing management oversight of KBHS’s operations. KBHS, which did not have a significant impact on our consolidated statement of operations for the three months ended February 28, 2017, is expected to be operational in most of our served markets by the end of our 2017 second quarter, subject to obtaining all requisite regulatory approvals and clearances. Our financial services reporting segment is separately reported in our consolidated financial statements.
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenues:
West Coast	$355,832	$283,846
Southwest	117,636	100,332
Central	242,256	202,161
Southeast	100,522	89,403
Total	$816,246	$675,742

Pretax income (loss):
West Coast	$22,853	$22,116
Southwest	8,672	12,503
Central	19,678	10,579
Southeast	(2,213)	(7,564)
Corporate and other	(29,091)	(22,790)
Total	$19,899	$14,844

Inventory impairment charges:
West Coast	$—	$—
Southwest	1,343	—
Central	—	787
Southeast	1,874	559
Total	$3,217	$1,346

Land option contract abandonments:
West Coast	$791	$160
Southwest	—	—
Central	—	460
Southeast	—	—
Total	$791	$620

	February 28, 2017	November 30, 2016
Inventories:
Homes under construction
West Coast	$760,720	$695,742
Southwest	137,732	130,886
Central	314,071	297,290
Southeast	119,863	122,020
Subtotal	1,332,386	1,245,938

Land under development
West Coast	754,126	820,088
Southwest	253,674	268,507
Central	473,646	456,508
Southeast	176,829	182,554
Subtotal	1,658,275	1,727,657

Land held for future development or sale
West Coast	206,063	210,910
Southwest	132,183	122,927
Central	15,342	15,439
Southeast	79,095	80,357
Subtotal	432,683	429,633
Total	$3,423,344	$3,403,228

Assets:
West Coast	$1,850,374	$1,847,279
Southwest	566,631	564,636
Central	926,252	909,497
Southeast	396,643	414,730
Corporate and other	1,167,162	1,384,983
Total	$4,907,062	$5,121,125

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenues
Insurance commissions	$1,210	$1,576
Title services	1,135	1,053
Interest income	5	—
Total	2,350	2,629

	Three Months Ended
	February 28, 2017	February 29, 2016
Expenses
General and administrative	(819)	(859)
Operating income	1,531	1,770
Equity in income (loss) of unconsolidated joint ventures	29	(587)
Pretax income	$1,560	$1,183

	February 28, 2017	November 30, 2016
Assets
Cash and cash equivalents	$570	$914
Receivables	1,859	1,764
Investments in unconsolidated joint ventures (a)	13,051	7,771
Other assets	38	50
Total assets	$15,518	$10,499
Liabilities
Accounts payable and accrued expenses	$1,278	$2,003
Total liabilities	$1,278	$2,003

(a)	Our investments in unconsolidated joint ventures as of February 28, 2017 included a $5.3 million capital contribution we made to KBHS in the 2017 first quarter.

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2017	February 29, 2016
Numerator:
Net income	$14,259	$13,127
Less: Distributed earnings allocated to nonvested restricted stock	(15)	(10)
Less: Undistributed earnings allocated to nonvested restricted stock	(85)	(50)
Numerator for basic earnings per share	14,159	13,067
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	663	667
Add: Undistributed earnings allocated to nonvested restricted stock	85	50
Less: Undistributed earnings reallocated to nonvested restricted stock	(75)	(45)
Numerator for diluted earnings per share	$14,832	$13,739

	Three Months Ended
	February 28, 2017	February 29, 2016
Denominator:
Weighted average shares outstanding — basic	85,122	89,239
Effect of dilutive securities:
Share-based payments	2,749	1,786
Convertible senior notes	8,402	8,402
Weighted average shares outstanding — diluted	96,273	99,427
Basic earnings per share	$.17	$.15
Diluted earnings per share	$.15	$.14
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 28, 2017 or February 29, 2016.
Outstanding stock options to purchase 5.1 million and 9.7 million shares of our common stock were excluded from the diluted earnings per share calculations for the three months ended February 28, 2017 and February 29, 2016, respectively, because the effect of their inclusion would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.	Receivables
Receivables consisted of the following (in thousands):

	February 28, 2017	November 30, 2016
Due from utility companies, improvement districts and municipalities	$106,923	$102,780
Recoveries related to self-insurance claims	83,174	84,476
Refundable deposits and bonds	14,220	13,665
Recoveries related to warranty and other claims	13,907	14,609
Other	33,122	28,745
Subtotal	251,346	244,275
Allowance for doubtful accounts	(12,988)	(12,610)
Total	$238,358	$231,665

6.	Inventories
Inventories consisted of the following (in thousands):

	February 28, 2017	November 30, 2016
Homes under construction	$1,332,386	$1,245,938
Land under development	1,658,275	1,727,657
Land held for future development or sale (a)	432,683	429,633
Total	$3,423,344	$3,403,228
(a)    Land held for sale totaled $71.7 million at February 28, 2017 and $63.4 million at November 30, 2016.
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
Our interest costs were as follows (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Capitalized interest at beginning of period	$306,723	$288,442
Interest incurred (a)	50,079	46,251
Interest expensed (a)	(6,307)	(3,697)
Interest amortized to construction and land costs (b)	(39,384)	(30,682)
Capitalized interest at end of period (c)	$311,111	$300,314

(a)	The amount for the three months ended February 28, 2017 included a charge of $5.7 million for the early extinguishment of debt.

(b)	Interest amortized to construction and land costs for each of the three-month periods ended February 28, 2017 and February 29, 2016 included $.5 million related to land sales during the periods.

(c)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

7.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed on a quarterly basis to determine if indicators of potential impairment exist. We record an inventory impairment charge on a community or land parcel that is active or held for future development when indicators of potential impairment exist and the carrying value of the real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily determined based on the estimated future net cash flows discounted for inherent risk associated with each such asset, or other valuation techniques. We record an inventory impairment charge on land held for sale when the carrying value of a land parcel is greater than its fair value. These real estate assets are written down to fair value, less associated costs to sell. The estimated fair values of such assets are generally based on bona fide letters of intent from outside parties, executed sales contracts, broker quotes or similar information.
We evaluated 39 and 20 communities or land parcels for recoverability during the three months ended February 28, 2017 and February 29, 2016, respectively. The carrying value of those communities or land parcels evaluated during the three months ended February 28, 2017 and February 29, 2016 was $366.4 million and $179.4 million, respectively. The communities or land parcels evaluated during the three months ended February 28, 2017 included certain communities or land parcels previously held for future development that were reactivated during 2016 as part of our efforts to improve our asset efficiency under our returns-focused growth plan.
Based on the results of our evaluations, we recognized inventory impairment charges of $3.2 million for the three months ended February 28, 2017 that reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in two communities by accelerating the overall pace for selling, building and delivering homes on land previously held for future development. For the three months ended February 29, 2016, we recognized inventory impairment charges of $1.3 million. These charges reflected our decision to accelerate the overall timing for selling, building and delivering homes in a community that was previously held for future development, and the sales of our last remaining land parcels in the Rio Grande Valley area of Texas, which closed in the 2016 second quarter.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended
Unobservable Input (a)	February 28, 2017	February 29, 2016
Average selling price	$299,800 - $307,900	$310,000
Deliveries per month	3 - 4	1
Discount rate	17%	17%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of February 28, 2017, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $205.5 million, representing 27 communities and various other land parcels. As of November 30, 2016, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $215.3 million, representing 28 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.8 million corresponding to 386 lots for the three months ended February 28, 2017 and $.6 million corresponding to 180 lots for the three months ended February 29, 2016.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.

8.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at February 28, 2017 and November 30, 2016 was a VIE, but we were not the primary beneficiary of this VIE. All of our joint ventures at February 28, 2017 and November 30, 2016 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of February 28, 2017 and November 30, 2016 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2017		November 30, 2016
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$15,085	$452,478	$24,910	$641,642
Other land option contracts and other similar contracts	23,068	431,644	17,919	431,954
Total	$38,153	$884,122	$42,829	$1,073,596
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $35.6 million at February 28, 2017 and $56.0 million at November 30, 2016. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the optioned land parcel(s). In making this determination with respect to a land option contract or other similar contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $28.0 million at February 28, 2017 and $50.5 million at November 30, 2016.

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

The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenues	$19,722	$3,338
Construction and land costs	(17,895)	(7,495)
Other expense, net	(1,096)	(1,123)
Income (loss)	$731	$(5,280)
The year-over-year increases in combined revenues and construction and land costs for three months ended February 28, 2017 primarily reflected increased land sale activity from unconsolidated joint ventures in California and Nevada.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	February 28, 2017	November 30, 2016
Assets
Cash	$28,083	$31,928
Receivables	889	882
Inventories	152,689	165,385
Other assets	1,089	629
Total assets	$182,750	$198,824

Liabilities and equity
Accounts payable and other liabilities	$19,446	$19,880
Notes payable (a)	35,987	44,381
Equity	127,317	134,563
Total liabilities and equity	$182,750	$198,824

(a)
One of our unconsolidated joint ventures has a construction loan agreement with a third-party lender to finance its land development activities that is secured by the underlying property and related project assets. Outstanding debt under the agreement is non-recourse to us and is scheduled to mature in August 2018. None of our other unconsolidated joint ventures had outstanding debt at February 28, 2017 or November 30, 2016.

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	February 28, 2017	November 30, 2016
Number of investments in unconsolidated joint ventures	7	7
Investments in unconsolidated joint ventures	$64,916	$64,016
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	428	471
We and our partner in the unconsolidated joint venture that has the construction loan agreement described above provided certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; a guaranty of interest payments on the outstanding balance of the secured debt under the construction loan agreement; and an indemnity of the lender from environmental issues. In each case, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of February 28, 2017, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt is material to our consolidated financial statements.
Of the unconsolidated joint venture lots controlled under land option and other similar contracts at February 28, 2017, we are committed to purchase 110 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next four years for an aggregate purchase price of approximately $48.4 million under agreements that we entered into with the unconsolidated joint venture in 2016.

10.	Other Assets
Other assets consisted of the following (in thousands):

	February 28, 2017	November 30, 2016
Cash surrender value of insurance contracts	$72,547	$70,829
Property and equipment, net	14,450	14,240
Prepaid expenses	8,610	4,894
Other	1,072	1,182
Total	$96,679	$91,145

11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28, 2017	November 30, 2016
Self-insurance and other litigation liabilities	$174,082	$170,988
Employee compensation and related benefits	97,971	130,352
Accrued interest payable	77,569	67,411
Inventory-related obligations (a)	57,751	82,682
Warranty liability	57,710	56,682
Customer deposits	16,694	18,175
Real estate and business taxes	10,547	14,370
Other	9,578	10,336
Total	$501,902	$550,996

(a)
Represents liabilities for financing arrangements discussed in Note 8 – Variable Interest Entities, as well as liabilities for fixed or determinable amounts associated with tax increment financing entity (“TIFE”) assessments. As homes are delivered, our obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.

12.	Income Taxes
Income Tax Expense. Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Income tax expense (a)	$7,200	$2,900
Effective income tax rate (a)	33.6%	18.1%

(a)
Amounts reflect the favorable net impact of federal energy tax credits we earned from building energy-efficient homes. The net impact of these tax credits was $1.1 million and $3.3 million for the three months ended February 28, 2017 and February 29, 2016, respectively.

The majority of the federal energy tax credits for the three-month periods ended February 28, 2017 and February 29, 2016 resulted from legislation enacted in 2015 that extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2016. There has been no new legislation enacted extending the business tax credit beyond December 31, 2016.
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
Our deferred tax assets of $756.7 million as of February 28, 2017 and $763.8 million as of November 30, 2016 were partly offset by a valuation allowance in each period of $24.8 million. The deferred tax asset valuation allowances as of February 28, 2017 and November 30, 2016 were primarily related to certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard at those dates. Based on our evaluation of our deferred tax assets as of February 28, 2017, we determined that most of our deferred tax assets would be realized. Therefore, we made no adjustments to our deferred tax valuation allowance during the three months ended February 28, 2017.
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
Unrecognized Tax Benefits. At both February 28, 2017 and November 30, 2016, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million, all of which, if recognized, would affect our effective income tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date. The fiscal years ending 2013 and later remain open to federal examinations, while fiscal years 2012 and later remain open to state examinations.

13.	Notes Payable
Notes payable consisted of the following (in thousands):

	February 28, 2017	November 30, 2016
Mortgages and land contracts due to land sellers and other loans	$29,313	$66,927
9.10% Senior notes due September 15, 2017	164,538	263,932
7 1/4% Senior notes due June 15, 2018	299,701	299,647
4.75% Senior notes due May 15, 2019	397,617	397,364
8.00% Senior notes due March 15, 2020	345,156	344,811
7.00% Senior notes due December 15, 2021	446,080	445,911
7.50% Senior notes due September 15, 2022	346,886	346,774
7.625% Senior notes due May 15, 2023	247,482	247,404
1.375% Convertible senior notes due February 1, 2019	227,676	227,379
Total	$2,504,449	$2,640,149
Debt issuance costs and discounts deducted from the carrying amounts of the senior notes listed above totaled $19.9 million at February 28, 2017 and $21.8 million at November 30, 2016.
Unsecured Revolving Credit Facility. We have a $275.0 million unsecured revolving credit facility with a syndicate of financial institutions (“Credit Facility”) that will mature on August 7, 2019. The Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $450.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $137.5 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, our cash-collateralized letter of credit facility with a financial institution (“LOC Facility”). Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .30% to .50% of the unused commitment, based on our Leverage Ratio. The terms of the Credit Facility require us, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2017, we had no cash borrowings and $31.0 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 28, 2017, we had $244.0 million available for cash borrowings under the Credit Facility, with up to $106.5 million of that amount available for the issuance of letters of credit.
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of February 28, 2017 and November 30, 2016, we had no letters of credit outstanding under the LOC Facility.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 28, 2017, inventories having a carrying value of $60.5 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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
Senior Notes. All of the senior notes outstanding at February 28, 2017 and November 30, 2016 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of the 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”). These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, as described in the instruments governing these notes.
On December 14, 2016, we elected to exercise our optional redemption rights under the terms of the 9.100% senior notes due 2017 (“9.10% Senior Notes due 2017”). On January 13, 2017, we redeemed $100.0 million in aggregate principal amount of the notes outstanding at the redemption price calculated in accordance with the “make-whole” provisions of the notes. We used internally generated cash to fund this redemption. We paid a total of $105.3 million to redeem the notes and recorded a charge of $5.7 million for the early extinguishment of debt. Upon this redemption, $165.0 million in aggregate principal amount of the notes remained outstanding.
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
As of February 28, 2017, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2017 – $194.3 million; 2018 – $300.0 million; 2019 – $630.0 million; 2020 – $350.0 million; 2021 – $0; and thereafter – $1.05 billion.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the three months ended February 28, 2017 and the year ended November 30, 2016 (in thousands):

Description	Fair Value Hierarchy	February 28, 2017	November 30, 2016
Inventories (a)	Level 2	$—	$3,657
Inventories (a)	Level 3	6,089	37,329

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period, as of the date the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

Inventories with a carrying value of $9.3 million were written down to their fair value of $6.1 million during the three months ended February 28, 2017, resulting in inventory impairment charges of $3.2 million. Inventories with a carrying value of $89.1 million were written down to their fair value, less associated costs to sell (where applicable), of $39.5 million during the year ended November 30, 2016, resulting in inventory impairment charges of $49.6 million.
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 28, 2017		November 30, 2016
	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,247,460	$2,432,112	$2,345,843	$2,494,844
Convertible senior notes	Level 2	227,676	228,563	227,379	223,675

(a)
The carrying values for the senior notes and convertible senior notes, as presented, include unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.

The fair values of our senior notes and convertible senior notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, and mortgages and land contracts due to land sellers and other loans approximate fair values.

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

The changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Balance at beginning of period	$56,682	$49,085
Warranties issued	7,140	5,252
Payments	(6,112)	(4,021)
Adjustments	—	259
Balance at end of period	$57,710	$50,575
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
Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable self-insurance recoveries of $83.2 million and $84.5 million are included in receivables in our consolidated balance sheets at February 28, 2017 and November 30, 2016, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment, and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Balance at beginning of period	$158,584	$173,011
Self-insurance expense (a)	4,640	4,016
Payments	(2,040)	(3,406)
Reclassification of estimated probable recoveries (b)	(1,302)	(604)
Balance at end of period	$159,882	$173,017

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Amount for each period represents the changes in the estimated probable insurance and other recoveries that were reclassified to receivables to present our self-insurance liability on a gross basis.
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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and other claims totaled $13.9 million at February 28, 2017 and $14.6 million at November 30, 2016. We believe collection of these receivables is probable based on our history of collections for similar claims.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 28, 2017, we had $551.1 million of performance bonds and $31.0 million of letters of credit outstanding. At November 30, 2016, we had $535.7 million of performance bonds and $31.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 28, 2017, we had total cash deposits of $38.2 million to purchase land having an aggregate purchase price of $884.1 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

16.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (“Claimed Damages”). KB Nevada denied the allegations, and believed it had meritorious defenses to the consolidated plaintiffs’ claims. On March 15, 2013, the district court entered orders denying the consolidated plaintiffs’ motions for summary judgment and granting the majority of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, those for fraud, negligent misrepresentation, and punitive damages. After the district court’s decisions, the only remaining claims against KB Nevada were for contract damages and rescission. In August 2013, the district court granted motions that further narrowed the scope of the Claimed Damages. The lender plaintiffs filed an appeal from the district court’s summary judgment decisions with the Nevada Supreme Court and that court heard oral argument on June 6, 2016. On September 22, 2016, the Nevada Supreme Court rejected the lender plaintiffs’ appeal and upheld the district court’s summary judgment decisions against the lender plaintiffs in favor of KB Nevada. Effective March 3, 2017, KB Nevada, LVDA, Essex, the administrative agent for the LVDA/Essex lenders and a guarantor for the underlying LVDA/Essex loan reached a settlement. Under the settlement, the above-described litigation has been dismissed with prejudice, with mutual releases by the parties of all claims related to the matter. As part of the settlement, KB Nevada agreed to purchase the land, if certain conditions are satisfied, on or before February 15, 2020 (subject to a potential extension of up to six months). If the conditions are not satisfied and KB Nevada does not purchase the land, it will make a specified cash payment pursuant to the settlement agreement that is not material to our consolidated financial statements. This settlement did not have an impact on our consolidated financial statements for the 2017 first quarter.
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
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2017, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

17.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended February 28, 2017
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2016	116,224	(9,432)	(21,720)	$116,224	$696,938	$1,563,742	$(16,057)	$(102,300)	$(535,402)	$1,723,145
Net income	—	—	—	—	—	14,259	—	—	—	14,259
Dividends on common stock	—	—	—	—	—	(2,215)	—	—	—	(2,215)
Employee stock options/other	75	—	—	75	587	—	—	—	—	662
Stock awards	—	279	—	—	(3,021)	—	—	3,021	—	—
Stock-based compensation	—	—	—	—	3,152	—	—	—	—	3,152
Stock repurchases	—	—	(152)	—	—	—	—	—	(2,543)	(2,543)
Balance at February 28, 2017	116,299	(9,153)	(21,872)	$116,299	$697,656	$1,575,786	$(16,057)	$(99,279)	$(537,945)	$1,736,460
We maintain an account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of their governing instruments. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at February 28, 2017. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the governing instruments.
On February 15, 2017, the management development and compensation committee of our board of directors approved the payout of PSUs that were granted to certain employees on October 10, 2013. The 278,460 shares of our common stock that were granted under the terms of PSUs that vested in 2017 included an aggregate of 125,460 additional shares above the target amount awarded to the eligible recipients based on our achieving certain levels of average return on equity performance and revenue growth performance relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2013 through November 30, 2016.
As of February 28, 2017, we were authorized to repurchase 1,627,000 shares of our common stock under a board approved share repurchase program. We did not repurchase any of our common stock under this program in the three months ended February 28, 2017.
During the three months ended February 28, 2017, we repurchased 152,569, or $2.5 million, of previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards as well as shares forfeited by individuals upon their termination of employment. These transactions were not considered repurchases under the above-described board of directors authorization.
During each of the three-month periods ended February 28, 2017 and February 29, 2016, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock.

18.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the three months ended February 28, 2017:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	12,731,545	$18.95
Granted	—	—
Exercised	(74,854)	8.85
Cancelled	(124,090)	19.46
Options outstanding at end of period	12,532,601	$19.01
Options exercisable at end of period	10,307,866	$19.78
As of February 28, 2017, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 4.3 years and 3.3 years, respectively. There was $3.5 million of total unrecognized compensation expense related to unvested stock option awards as of February 28, 2017 that is expected to be recognized over a weighted average period of 1.5 years. For the three months ended February 28, 2017 and February 29, 2016, stock-based compensation expense associated with stock options totaled $.8 million and $.9 million, respectively. The aggregate intrinsic values of stock options outstanding and stock options exercisable were $38.4 million and $33.3 million, respectively, at February 28, 2017. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $2.3 million for the three months ended February 28, 2017 and $1.9 million for the three months ended February 29, 2016 related to restricted stock and PSUs.

19.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Summary of cash and cash equivalents at end of period:
Homebuilding	$351,880	$323,076
Financial services	570	1,780
Total	$352,450	$324,856

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(9,536)	$(12,955)
Income taxes paid	836	458

Supplemental disclosures of noncash activities:
Reclassification of warranty recoveries to receivables	$—	$1,758
Decrease in consolidated inventories not owned	(22,554)	(28,511)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	1,986	2,674
Inventories acquired through seller financing	7,814	32,435

20.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of February 28, 2017.

Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended February 28, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$729,927	$88,669	$—	$818,596
Homebuilding:
Revenues	$—	$729,927	$86,319	$—	$816,246
Construction and land costs	—	(618,452)	(79,628)	—	(698,080)
Selling, general and administrative expenses	(22,267)	(62,898)	(7,724)	—	(92,889)
Operating income (loss)	(22,267)	48,577	(1,033)	—	25,277
Interest income	197	1	—	—	198
Interest expense	(48,349)	(568)	(1,162)	43,772	(6,307)
Intercompany interest	73,493	(26,603)	(3,118)	(43,772)	—
Equity in income of unconsolidated joint ventures	—	731	—	—	731
Homebuilding pretax income (loss)	3,074	22,138	(5,313)	—	19,899
Financial services pretax income	—	—	1,560	—	1,560
Total pretax income (loss)	3,074	22,138	(3,753)	—	21,459
Income tax benefit (expense)	1,300	(8,800)	300	—	(7,200)
Equity in net income of subsidiaries	9,885	—	—	(9,885)	—
Net income (loss)	$14,259	$13,338	$(3,453)	$(9,885)	$14,259

	Three Months Ended February 29, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$601,343	$77,028	$—	$678,371
Homebuilding:
Revenues	$—	$601,343	$74,399	$—	$675,742
Construction and land costs	—	(500,964)	(67,854)	—	(568,818)
Selling, general and administrative expenses	(24,340)	(53,464)	(10,128)	—	(87,932)
Operating income (loss)	(24,340)	46,915	(3,583)	—	18,992
Interest income	134	18	—	—	152
Interest expense	(44,370)	(820)	(1,061)	42,554	(3,697)
Intercompany interest	74,043	(27,508)	(3,981)	(42,554)	—
Equity in loss of unconsolidated joint ventures	—	(603)	—	—	(603)
Homebuilding pretax income (loss)	5,467	18,002	(8,625)	—	14,844
Financial services pretax income	—	—	1,183	—	1,183
Total pretax income (loss)	5,467	18,002	(7,442)	—	16,027
Income tax benefit (expense)	700	(3,900)	300	—	(2,900)
Equity in net income of subsidiaries	6,960	—	—	(6,960)	—
Net income (loss)	$13,127	$14,102	$(7,142)	$(6,960)	$13,127

Condensed Consolidating Balance Sheets (in thousands)

	February 28, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$257,656	$83,677	$10,547	$—	$351,880
Receivables	4,833	143,517	90,008	—	238,358
Inventories	—	3,072,225	351,119	—	3,423,344
Investments in unconsolidated joint ventures	—	62,417	2,499	—	64,916
Deferred tax assets, net	277,977	309,378	144,530	—	731,885
Other assets	85,433	8,728	2,518	—	96,679
	625,899	3,679,942	601,221	—	4,907,062
Financial services	—	—	15,518	—	15,518
Intercompany receivables	3,654,435	—	93,065	(3,747,500)	—
Investments in subsidiaries	55,813	—	—	(55,813)	—
Total assets	$4,336,147	$3,679,942	$709,804	$(3,803,313)	$4,922,580
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$134,143	$327,181	$219,069	$—	$680,393
Notes payable	2,450,026	28,393	26,030	—	2,504,449
	2,584,169	355,574	245,099	—	3,184,842
Financial services	—	—	1,278	—	1,278
Intercompany payables	15,518	3,302,230	429,752	(3,747,500)	—
Stockholders’ equity	1,736,460	22,138	33,675	(55,813)	1,736,460
Total liabilities and stockholders’ equity	$4,336,147	$3,679,942	$709,804	$(3,803,313)	$4,922,580

	November 30, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$463,100	$100,439	$28,547	$—	$592,086
Receivables	4,807	135,915	90,943	—	231,665
Inventories	—	3,048,132	355,096	—	3,403,228
Investments in unconsolidated joint ventures	—	61,517	2,499	—	64,016
Deferred tax assets, net	276,737	318,077	144,171	—	738,985
Other assets	79,526	9,177	2,442	—	91,145
	824,170	3,673,257	623,698	—	5,121,125
Financial services	—	—	10,499	—	10,499
Intercompany receivables	3,559,012	—	97,062	(3,656,074)	—
Investments in subsidiaries	35,965	—	—	(35,965)	—
Total assets	$4,419,147	$3,673,257	$731,259	$(3,692,039)	$5,131,624
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$131,530	$397,605	$237,192	$—	$766,327
Notes payable	2,548,112	66,927	25,110	—	2,640,149
	2,679,642	464,532	262,302	—	3,406,476
Financial services	—	—	2,003	—	2,003
Intercompany payables	16,360	3,208,725	430,989	(3,656,074)	—
Stockholders’ equity	1,723,145	—	35,965	(35,965)	1,723,145
Total liabilities and stockholders’ equity	$4,419,147	$3,673,257	$731,259	$(3,692,039)	$5,131,624

Condensed Consolidating Statements of Cash Flows (in thousands)

	Three Months Ended February 28, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$11,773	$(71,130)	$(17,685)	$—	$(77,042)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(3,500)	(5,250)	—	(8,750)
Return of investments in unconsolidated joint ventures	—	1,107	—	—	1,107
Purchases of property and equipment, net	(892)	(113)	(10)	—	(1,015)
Intercompany	(106,903)	—	—	106,903	—
Net cash used in investing activities	(107,795)	(2,506)	(5,260)	106,903	(8,658)
Cash flows from financing activities:
Repayment of senior notes	(105,326)	—	—	—	(105,326)
Payments on mortgages and land contracts due to land sellers and other loans	—	(45,428)	—	—	(45,428)
Issuance of common stock under employee stock plans	662	—	—	—	662
Payments of cash dividends	(2,215)	—	—	—	(2,215)
Stock repurchases	(2,543)	—	—	—	(2,543)
Intercompany	—	102,302	4,601	(106,903)	—
Net cash provided by (used in) financing activities	(109,422)	56,874	4,601	(106,903)	(154,850)
Net decrease in cash and cash equivalents	(205,444)	(16,762)	(18,344)	—	(240,550)
Cash and cash equivalents at beginning of period	463,100	100,439	29,461	—	593,000
Cash and cash equivalents at end of period	$257,656	$83,677	$11,117	$—	$352,450

	Three Months Ended February 29, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$13,908	$(137,158)	$(20,063)	$—	$(143,313)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(291)	—	—	(291)
Purchases of property and equipment, net	(1,129)	(265)	(19)	—	(1,413)
Intercompany	(115,459)	—	—	115,459	—
Net cash used in investing activities	(116,588)	(556)	(19)	115,459	(1,704)
Cash flows from financing activities:
Change in restricted cash	4,987	—	—	—	4,987
Payments on mortgages and land contracts due to land sellers and other loans	—	(5,659)	—	—	(5,659)
Payments of cash dividends	(2,270)	—	—	—	(2,270)
Stock repurchases	(87,526)	—	—	—	(87,526)
Intercompany	—	104,452	11,007	(115,459)	—
Net cash provided by (used in) financing activities	(84,809)	98,793	11,007	(115,459)	(90,468)
Net decrease in cash and cash equivalents	(187,489)	(38,921)	(9,075)	—	(235,485)
Cash and cash equivalents at beginning of period	444,850	96,741	18,750	—	560,341
Cash and cash equivalents at end of period	$257,361	$57,820	$9,675	$—	$324,856

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended
	February 28, 2017	February 29, 2016	Variance
Revenues:
Homebuilding	$816,246	$675,742	21%
Financial services	2,350	2,629	(11)
Total revenues	$818,596	$678,371	21%
Pretax income:
Homebuilding	$19,899	$14,844	34%
Financial services	1,560	1,183	32
Total pretax income	21,459	16,027	34
Income tax expense	(7,200)	(2,900)	(148)
Net income	$14,259	$13,127	9%
Basic earnings per share	$.17	$.15	13%
Diluted earnings per share	$.15	$.14	7%

Housing market conditions remained favorable in most of our served markets during the three months ended February 28, 2017, with generally positive economic, employment and household income trends fueling steady demand amid constrained supply. With the continued healthy business environment and our effective execution on our returns-focused growth plan, we expanded our deliveries, revenues and pretax income in the 2017 first quarter compared to the prior-year quarter and achieved a record low first quarter selling, general and administrative expense ratio. Within our homebuilding operations, housing revenues for the quarter grew 21% year over year to $810.9 million, as the number of homes we delivered increased 14% to 2,224 and the overall average selling price of those homes rose 6% to $364,600. Our housing gross profits for the quarter increased 10% from the year-earlier quarter due to the higher volume of homes delivered, partly offset by a 140 basis point decrease in our housing gross profit margin to 14.6%. The year-over-year decline in our housing gross profit margin reflected higher construction and land costs, a shift in the mix of homes delivered, higher inventory impairment and land option contract abandonment charges, and an increase in the amortization of previously capitalized interest, which were partly offset by improved operating leverage on fixed costs as a result of our higher volume of homes delivered and corresponding higher housing revenues. Inventory-related charges totaled $4.0 million for the three months ended February 28, 2017, compared to $2.0 million for the year-earlier period. Our selling, general and administrative expense ratio improved 160 basis points to 11.5% of housing revenues, reflecting enhanced operating leverage from delivering more homes and generating corresponding higher housing revenues in the current period. Homebuilding operating income for the 2017 first quarter increased 33% to $25.3 million.
Our interest expense for the 2017 first quarter included a charge of $5.7 million for the early extinguishment of debt associated with our optional redemption of $100.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017. The redemption, which was was completed on January 13, 2017 using internally generated cash, represented a step toward reducing our debt in line with our returns-focused growth plan. Pretax income for the current quarter increased 34% year over year to $21.5 million. Excluding the charges related to inventory and the early extinguishment of debt, pretax income grew 73% to $31.2 million.
For the three months ended February 28, 2017, we posted net income of $14.3 million, up 9% from the corresponding period of 2016, and diluted earnings per share of $.15, up 7% year over year.

During the three months ended February 28, 2017, we invested $302.1 million in land and land development to drive community openings in 2017 and beyond in order to increase our scale within our existing geographic footprint, as outlined in our core business strategy, KB2020. In the corresponding period of 2016, such investments totaled $385.7 million. Approximately 44% of our total investment in the 2017 first quarter related to land acquisition, compared to approximately 60% in the year-earlier period.
The following table presents information concerning our net orders, cancellation rate, ending backlog and community count for the three-month periods ended February 28, 2017 and February 29, 2016 (dollars in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Net orders	2,580	2,272
Net order value (a)	$1,085,422	$824,674
Cancellation rate (b)	23%	27%
Ending backlog — homes	4,776	4,285
Ending backlog — value	$1,793,564	$1,433,507
Ending community count	240	241
Average community count	238	244

(a)
Net order value represents the potential future housing revenues associated with net orders generated during a period, as well as homebuyer selections of lot and product premiums and design studio options and upgrades for homes in backlog during the same period.

(b)	The cancellation rate represents the total number of contracts for new homes canceled during a period divided by the total (gross) orders for new homes generated during the same period.
Net Orders. For the three months ended February 28, 2017, net orders from our homebuilding operations grew 14% from the year-earlier period, despite a 2% decrease in our average community count. The combination of higher net orders and a higher overall average selling price resulted in the value of our 2017 first quarter net orders increasing 32% from the year-earlier quarter. We had particularly strong growth in our West Coast homebuilding reporting segment, where net order value increased 73%, reflecting a 49% growth in net orders and a 16% increase in the average selling price of those orders. Our cancellation rate for the three months ended February 28, 2017 improved from the corresponding prior-year period.
Backlog. The number of homes in our backlog at February 28, 2017 rose 11% from February 29, 2016, primarily reflecting the 11% higher backlog level we had at the beginning of the 2017 first quarter as compared to the year-earlier quarter and the year-over-year increase in our first quarter net orders. The potential future housing revenues in our backlog at February 28, 2017 grew 25% from February 29, 2016 due to the larger number of homes in our backlog and the higher average selling price of those homes. The average selling price of our homes in backlog increased 12%. The growth in our backlog value reflected substantial year-over-year increases in three of our four homebuilding reporting segments, ranging from 9% in our Central homebuilding reporting segment to 63% in our West Coast homebuilding reporting segment.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2017 first quarter decreased slightly on a year-over-year basis, as a 14% increase in our West Coast homebuilding reporting segment partly offset a 27% decline in our Southeast homebuilding reporting segment stemming from fewer community openings over the past year and the wind down of our Metro Washington, D.C. operations in 2016. The ending community count remained relatively flat compared to the year-earlier period.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenues:
Housing	$810,947	$672,646
Land	5,299	3,096
Total	816,246	675,742
Costs and expenses:
Construction and land costs
Housing	(692,787)	(564,828)
Land	(5,293)	(3,990)
Total	(698,080)	(568,818)
Selling, general and administrative expenses	(92,889)	(87,932)
Total	(790,969)	(656,750)
Operating income	$25,277	$18,992
Homes delivered	2,224	1,953
Average selling price	$364,600	$344,400
Housing gross profit margin as a percentage of housing revenues	14.6%	16.0%
Adjusted housing gross profit margin as a percentage of housing revenues	19.9%	20.7%
Selling, general and administrative expenses as a percentage of housing revenues	11.5%	13.1%
Operating income as a percentage of homebuilding revenues	3.1%	2.8%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of February 28, 2017, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended
	Homes Delivered		Net Orders		Cancellation Rates
Segment	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
West Coast	606	508	826	555	13%	24%
Southwest	407	350	456	359	20	24
Central	861	765	960	901	29	31
Southeast	350	330	338	457	30	25
Total	2,224	1,953	2,580	2,272	23%	27%

	Three Months Ended
	Net Order Value			Average Community Count
Segment	February 28, 2017	February 29, 2016	Variance	February 28, 2017	February 29, 2016	Variance
West Coast	$583,503	$337,611	73%	64	56	14%
Southwest	131,731	107,288	23	40	39	3
Central	274,883	253,215	9	91	90	1
Southeast	95,305	126,560	(25)	43	59	(27)
Total	$1,085,422	$824,674	32%	238	244	(2)%

	Backlog – Homes			Backlog – Value
Segment	February 28, 2017	February 29, 2016	Variance	February 28, 2017	February 29, 2016	Variance
West Coast	1,133	785	44%	$754,511	$461,738	63%
Southwest	853	614	39	241,917	174,381	39
Central	2,078	1,978	5	596,813	548,985	9
Southeast	712	908	(22)	200,323	248,403	(19)
Total	4,776	4,285	11%	$1,793,564	$1,433,507	25%
Revenues. Homebuilding revenues for the three months ended February 28, 2017 rose 21% from the year-earlier period to $816.2 million, primarily due to an increase in housing revenues.
Housing revenues increased 21% year over year to $810.9 million for the quarter ended February 28, 2017 due to increases in both the number of homes we delivered and the overall average selling price of those homes. We delivered 2,224 homes in the 2017 first quarter, up 14% from the 2016 first quarter, largely due to the 11% higher backlog level we had at the beginning of the current quarter. The overall average selling price of homes delivered rose 6% year over year to $364,600 for the three months ended February 28, 2017, reflecting a shift in product mix and generally rising home prices.
Land sale revenues totaled $5.3 million for the three months ended February 28, 2017 and $3.1 million for the three months ended February 29, 2016. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions. In the 2016 fourth quarter, we announced our decision to monetize certain non-strategic land parcels through land sales as part of our returns-focused growth plan. As a result, we expect our land sale revenues for 2017 to increase on a year-over-year basis from 2016. These land sales are expected to generate cash that we can redeploy for investments in land that are expected to generate a higher return and grow our business.
Operating Income. Our homebuilding operating income increased 33% to $25.3 million for the three months ended February 28, 2017. The year-over-year improvement primarily reflected an increase in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. Homebuilding operating income for the 2017 first quarter included $4.0 million of inventory impairment and land option contract abandonment charges, compared to $2.0 million of such charges in the corresponding quarter of 2016. As a percentage of homebuilding revenues, our homebuilding operating income increased 30 basis points year over year to 3.1% for the three months ended February 28, 2017.
Housing gross profits increased to $118.2 million for the three months ended February 28, 2017 from $107.8 million for the year-earlier period. Our housing gross profits for the first quarters of 2017 and 2016 included inventory impairment and land option contract abandonment charges of $4.0 million and $1.2 million, respectively.
Our housing gross profit margin for the 2017 first quarter declined 140 basis points year over year to 14.6%, primarily due to higher construction and land costs (approximately 100 basis points), higher inventory impairment and land option contract abandonment charges (approximately 30 basis points), and an increase in the amortization of previously capitalized interest (approximately 30 basis points), partly offset by improved operating leverage on fixed costs as a result of our higher volume of homes delivered and corresponding higher housing revenues (approximately 20 basis points). Sales incentives did not impact our year-over-year housing gross profit margin comparison for the three months ended February 28, 2017.

Excluding the amortization of previously capitalized interest associated with housing operations of $38.9 million and $30.2 million in the three-month periods ended February 28, 2017 and February 29, 2016, respectively, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin declined 80 basis points from the year-earlier quarter to 19.9%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2017 first quarter rose to $92.9 million from $87.9 million for the year-earlier quarter, mainly due to higher variable expenses associated with the year-over-year increases in homes delivered and corresponding revenues. As a percentage of housing revenues, selling, general and administrative expenses improved 160 basis points from the prior-year period to 11.5% for the three months ended February 28, 2017, largely due to improved operating leverage on fixed costs from the increased volume of homes delivered and corresponding higher housing revenues and our ongoing efforts to contain our overhead costs to the extent possible.
Land sale profits were nominal for the three months ended February 28, 2017, compared to a land sale loss of $.9 million in the year-earlier quarter. The land sale loss in the 2016 first quarter included inventory impairment charges of approximately $.8 million related to sales of our last remaining land parcels in the Rio Grande Valley area of Texas, which closed in the 2016 second quarter.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventories as of February 28, 2017 within five years. The following table presents our inventories as of February 28, 2017 based on our current estimated timeframe for delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$2,032.1	$1,047.6	$260.1	$83.5	$3,423.3
The inventories in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments, and collectively represented 90% of our total inventories at February 28, 2017. These categories collectively represented 91% of our total inventories as of November 30, 2016. Inventories in the 6-10 years category were also located in all of our homebuilding reporting segments, while inventories in the greater than 10 years category were primarily located in our West Coast and Southwest homebuilding reporting segments. The inventories in the 6-10 years and greater than 10 years categories were mainly comprised of land held for future development.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventories, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
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
We believe that the carrying value of our inventories as of February 28, 2017 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as specific attributes or circumstances of each community or land parcel in our inventory that could be indicators of potential impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.

Interest Income. Interest income, which is generated from short-term investments, totaled $.2 million for each of the three-month periods ended February 28, 2017 and February 29, 2016. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. Our interest expense, net of amounts capitalized, was $6.3 million for the three months ended February 28, 2017, compared to $3.7 million for the three months ended February 29, 2016. Interest expense for the 2017 first quarter included the above-mentioned charge of $5.7 million for the early extinguishment of debt.

During the three months ended February 28, 2017 and February 29, 2016, the average amount of our inventory qualifying for interest capitalization was lower than our average debt level and, therefore, a portion of the interest we incurred was reflected as interest expense.
Interest incurred increased to $50.1 million for the three months ended February 28, 2017 from $46.3 million for the year-earlier period, due to the above-mentioned charge for the early extinguishment of debt, partly offset by the impact of a lower average debt level in the current period. We capitalized $43.8 million and $42.6 million of the interest incurred in the three months ended February 28, 2017 and February 29, 2016, respectively. The percentage of interest capitalized, excluding the charge for the early extinguishment of debt in the current quarter, was 99% and 92% for the three months ended February 28, 2017 and February 29, 2016, respectively. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization and the amount of debt outstanding.
Interest amortized to construction and land costs associated with housing operations increased to $38.9 million for the three months ended February 28, 2017 from $30.2 million for the year-earlier period, reflecting increases in both the number of homes delivered and the overall construction and land costs attributable to those homes. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 4.8% and 4.5% for the three months ended February 28, 2017 and February 29, 2016, respectively. Additionally, interest amortized to construction and land costs in the first quarter of both 2017 and 2016 included $.5 million of amortization of previously capitalized interest related to land sales that occurred during those periods.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures totaled $.7 million for the three months ended February 28, 2017, compared to equity in loss of unconsolidated joint ventures of $.6 million for the three months ended February 29, 2016. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
NON-GAAP FINANCIAL MEASURES
This report contains information about our adjusted housing gross profit margin and our ratio of net debt to capital, neither of which are calculated in accordance with GAAP. We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because the adjusted housing gross profit margin and the ratio of net debt to capital are not calculated in accordance with GAAP, these financial measures may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.

Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Housing revenues	$810,947	$672,646
Housing construction and land costs	(692,787)	(564,828)
Housing gross profits	118,160	107,818
Add: Amortization of previously capitalized interest (a)	38,873	30,206
Inventory-related charges (b)	4,008	1,179
Adjusted housing gross profits	$161,041	$139,203
Housing gross profit margin as a percentage of housing revenues	14.6%	16.0%
Adjusted housing gross profit margin as a percentage of housing revenues	19.9%	20.7%

(a)	Represents the amortization of previously capitalized interest associated with housing operations.

(b)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.
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
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	February 28, 2017	November 30, 2016
Notes payable	$2,504,449	$2,640,149
Stockholders’ equity	1,736,460	1,723,145
Total capital	$4,240,909	$4,363,294
Ratio of debt to capital	59.1%	60.5%

Notes payable	$2,504,449	$2,640,149
Less: Cash and cash equivalents	(351,880)	(592,086)
Net debt	2,152,569	2,048,063
Stockholders’ equity	1,736,460	1,723,145
Total capital	$3,889,029	$3,771,208
Ratio of net debt to capital	55.3%	54.3%

The ratio of net debt to capital is a non-GAAP financial measure, which we calculate by dividing notes payable, net of homebuilding cash and cash equivalents, by capital (notes payable, net of homebuilding cash and cash equivalents, plus stockholders’ equity). The most directly comparable GAAP financial measure is the ratio of debt to capital. We believe the ratio of net debt to capital is a relevant and useful financial measure to investors in understanding the degree of leverage employed in our operations.
HOMEBUILDING REPORTING SEGMENTS
Below is a discussion of the financial results of each of our homebuilding reporting segments. Further information regarding these segments, including their pretax income (loss), is included in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report. The difference between each homebuilding reporting segment’s operating income (loss) and pretax income (loss) is generally due to the equity in income (loss) of unconsolidated joint ventures and/or interest income and expense.
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2017	February 29, 2016	Variance
Revenues	$355,832	$283,846	25%
Construction and land costs	(307,622)	(238,797)	(29)
Selling, general and administrative expenses	(24,460)	(21,241)	(15)
Operating income	$23,750	$23,808	—%

Homes delivered	606	508	19%
Average selling price	$587,200	$558,800	5%
Housing gross profit margin	13.5%	15.9%	(240	)bps
This segment’s revenues for the three months ended February 28, 2017 and February 29, 2016 were generated solely from housing operations. Housing revenues for the 2017 first quarter grew 25% from the year-earlier quarter due to increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered primarily reflected this segment having 24% more homes in backlog at the beginning of 2017 as compared to the year-earlier period. The average selling price for the 2017 first quarter rose from the year-earlier quarter due to a shift in product mix and generally rising home prices.
Operating income for the three months ended February 28, 2017 was relatively flat with the year-earlier period, reflecting higher selling, general and administrative expenses that were mostly offset by higher housing gross profits. Housing gross profits increased as a result of the higher volume of homes delivered, partly offset by a decrease in the housing gross profit margin. The year-over-year decline in the housing gross profit margin was mainly due to higher construction and land costs, a shift in product mix of homes delivered and the impact of favorable warranty adjustments in the 2016 first quarter. These impacts were partly offset by improved operating leverage from the increased volume of homes delivered and corresponding higher housing revenues. Land option contract abandonment charges impacting the 2017 first quarter housing gross profit margin totaled $.8 million, compared to $.2 million in the year-earlier quarter. Selling, general and administrative expenses for the three months ended February 28, 2017 increased from the year-earlier period, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.

Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2017	February 29, 2016	Variance
Revenues	$117,636	$100,332	17%
Construction and land costs	(99,738)	(81,305)	(23)
Selling, general and administrative expenses	(10,454)	(5,710)	(83)
Operating income	$7,444	$13,317	(44	) %

Homes delivered	407	350	16%
Average selling price	$289,000	$286,700	1%
Housing gross profit margin	15.2%	19.0%	(380	)bps
In the three months ended February 28, 2017 and February 29, 2016, this segment’s revenues were generated solely from housing operations. Housing revenues for the 2017 first quarter increased 17% from the year-earlier quarter mainly due to growth in the number of homes delivered from our Nevada operations, as the average selling price of homes delivered from this segment remained essentially flat year over year. The year-over-year growth in the number of homes delivered primarily reflected this segment having 33% more homes in backlog at the beginning of 2017 as compared to the year-earlier period.
Operating income for the three months ended February 28, 2017 decreased from the corresponding period of 2016, mainly due to lower housing gross profits and higher selling, general and administrative expenses. Housing gross profits decreased as a result of a year-over-year decline in the housing gross profit margin, partly offset by an increase in the number of homes delivered. The year-over-year decrease in the housing gross profit margin reflected higher construction and land costs, a shift in product mix of homes delivered and inventory impairment charges of $1.3 million in the current quarter, partly offset by improved leverage on fixed costs from the increased volume of homes delivered. In addition, the 2016 first quarter included favorable warranty adjustments and no inventory-related charges. Selling, general and administrative expenses rose on a year-over-year basis due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues in the 2017 first quarter, and the inclusion of a favorable legal settlement in the 2016 first quarter.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2017	February 29, 2016	Variance
Revenues	$242,256	$202,161	20%
Construction and land costs	(198,467)	(167,155)	(19)
Selling, general and administrative expenses	(23,957)	(24,102)	1
Operating income	$19,832	$10,904	82%

Homes delivered	861	765	13%
Average selling price	$275,500	$260,200	6%
Housing gross profit margin	18.5%	18.0%	50	bps
This segment’s revenues for the three months ended February 28, 2017 and February 29, 2016 were generated from both housing operations and land sales. Housing revenues for the 2017 first quarter increased 19% to $237.2 million from $199.1 million for the year-earlier quarter, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered in the 2017 first quarter reflected increases from both our Texas and Colorado operations. The average selling price for the three months ended February 28, 2017 rose from the corresponding period of 2016, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally rising home prices. Land sale revenues for the three months ended February 28, 2017 and February 29, 2016 totaled $5.0 million and $3.1 million, respectively.

Operating income for the three months ended February 28, 2017 increased $8.9 million from the year-earlier period, mainly due to growth in housing gross profits and the absence of land sales losses in the current quarter. Housing gross profits expanded as a result of the increased volume of homes delivered and a higher housing gross profit margin. The housing gross profit margin increased from the year-earlier quarter, largely due to improved operating leverage and lower overall construction and land costs. In addition, the 2016 first quarter included unfavorable warranty adjustments and $.5 million of land option contract abandonments. Land sales generated break-even results in the three months ended February 28, 2017, compared to a loss of $.9 million for the three months ended February 29, 2016. The land sale loss in the year-earlier period included an inventory impairment charge of approximately $.8 million related to sales of our last remaining land parcels in the Rio Grande Valley area of Texas. Selling, general and administrative expenses for the 2017 first quarter were essentially flat compared to the corresponding period of 2016, mainly due to lower overhead costs as a result of our cost containment efforts that were mostly offset by higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues. In addition, the 2016 first quarter included an increase to a legal accrual.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2017	February 29, 2016	Variance
Revenues	$100,522	$89,403	12%
Construction and land costs	(90,977)	(79,896)	(14)
Selling, general and administrative expenses	(11,691)	(15,620)	25
Operating loss	$(2,146)	$(6,113)	65%

Homes delivered	350	330	6%
Average selling price	$286,400	$270,900	6%
Housing gross profit margin	9.5%	10.6%	(110	)bps
This segment’s revenues for the the three months ended February 28, 2017 were generated from both housing operations and land sales. In the three months ended February 29, 2016, this segment’s revenues were generated solely from housing operations. Housing revenues for the three months ended February 28, 2017 increased 12% from the year-earlier period to $100.2 million, due to increases in both the number of homes delivered and the average selling price of those homes. The growth in the number of homes delivered compared to the corresponding year-earlier period was attributable to our Florida operations. The average selling price for the three months ended February 28, 2017 rose from the corresponding period of 2016, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally rising home prices. Land sale revenues for the three months ended February 28, 2017 totaled $.3 million.
For the three months ended February 28, 2017, this segment’s operating loss improved from the year-earlier period mainly due to a decrease in selling, general and administrative expenses. Housing gross profits were relatively flat compared to the year-earlier period, reflecting an increase in the number of homes delivered, mostly offset by a decrease in the housing gross profit margin. This segment’s housing gross profit margin decreased on a year-over-year basis, primarily due to higher overall construction and land costs, and an increase in inventory impairment charges, partly offset by improved operating leverage from the increased volume of homes delivered and corresponding higher housing revenues. In the 2017 first quarter, we recognized $1.9 million of inventory impairment charges, compared to $.6 million in the prior-year quarter. Sales incentives as a percentage of housing revenues in the 2017 first quarter increased slightly from the year-earlier quarter. Selling, general and administrative expenses decreased in the 2017 first quarter from the year-earlier period, primarily due to lower overhead costs as a result of our cost containment efforts, partly offset by higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues. The 2016 first quarter also included a legal settlement of $2.5 million.

FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenues	$2,350	$2,629
Expenses	(819)	(859)
Equity in income (loss) of unconsolidated joint ventures	29	(587)
Pretax income	$1,560	$1,183
Revenues. Financial services revenues for the three months ended February 28, 2017 decreased slightly to $2.4 million from $2.6 million for the year-earlier period, reflecting a decline in insurance commissions that was partly offset by an increase in title services revenues.
Expenses. General and administrative expenses totaled $.8 million and $.9 million for the three-month periods ended February 28, 2017 and February 29, 2016, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was nominal for the three months ended February 28, 2017, compared to the equity in loss of unconsolidated joint ventures of $.6 million for the three months ended February 29, 2016. This year-over-year change was largely due to the wind down of HCM in the latter part of 2016. The equity in loss of unconsolidated joint ventures for the three months ended February 29, 2016 was solely related to HCM’s operations. As part of the wind down of HCM’s operations, which is discussed in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report, HCM stopped originating loans in October 2016 and had no significant impact on our consolidated statements of operations for the 2017 first quarter.
In connection with the wind-down process, our equity in loss of unconsolidated joint ventures in the fourth quarter of 2016 reflected an increase in HCM’s reserves for potential future losses on certain loans it originated. While we believe we will not need to record any additional charges in connection with the wind down of HCM, it is reasonably possible that we may incur further losses with respect to our equity interest in future periods as the wind down of HCM is completed. Although we are currently unable to estimate the amount or range of such losses, if any, we believe they would not have a material impact on our consolidated financial statements.
In the 2016 fourth quarter, a subsidiary of ours and a subsidiary of Stearns Lending entered into an agreement to form KBHS, an unconsolidated mortgage banking joint venture that will offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns Lending each have a 50.0% ownership interest in KBHS, with Stearns Lending providing management oversight of KBHS’s operations. KBHS, which did not have a significant impact on our consolidated statement of operations for the three months ended February 28, 2017, is expected to be operational in most of our served markets by the end of our 2017 second quarter, subject to obtaining all requisite regulatory approvals and clearances.
INCOME TAXES
Our income tax expense totaled $7.2 million for the three months ended February 28, 2017 and $2.9 million for the year-earlier period. Our effective income tax rates for the three months ended February 28, 2017 and February 29, 2016 were 33.6% and 18.1%, respectively. Our income tax expense and effective income tax rate for each of the three-month periods ended February 28, 2017 and February 29, 2016 reflected the favorable impact of $1.1 million and $3.3 million, respectively, of federal energy tax credits we earned from building energy-efficient homes. The majority of these federal energy tax credits resulted from legislation enacted in 2015 that extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2016. There has been no new legislation enacted extending the business tax credit beyond December 31, 2016.
At February 28, 2017 and November 30, 2016, we had deferred tax assets of $756.7 million and $763.8 million, respectively, that were partly offset by a valuation allowance of $24.8 million at each date. The deferred tax asset valuation allowances as of February 28, 2017 and November 30, 2016 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates.
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
Our investments in land and land development totaled approximately $302.1 million for the three months ended February 28, 2017, compared to $385.7 million for the corresponding period of 2016. Approximately 44% of our total investments in the three months ended February 28, 2017 related to land acquisition, compared to approximately 60% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first three months of 2017 and 2016, approximately 55% and 68%, respectively, of these investments were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in 2018 and beyond.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	February 28, 2017		November 30, 2016		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	10,562	$1,720,909	10,904	$1,726,740	(342)	$(5,831)
Southwest	8,521	523,589	8,338	522,320	183	1,269
Central	18,059	803,059	18,272	769,237	(213)	33,822
Southeast	7,329	375,787	7,311	384,931	18	(9,144)
Total	44,471	$3,423,344	44,825	$3,403,228	(354)	$20,116
The carrying value of the lots owned or controlled under land option contracts and other similar contracts at February 28, 2017 increased from November 30, 2016 primarily due to the investments in land and land development we made during the three months ended February 28, 2017 and an increase in the number of homes under construction, reflecting our higher backlog level. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 20% at February 28, 2017 and 21% at November 30, 2016. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
We ended our 2017 first quarter with $351.9 million of cash and cash equivalents, compared to $592.1 million at November 30, 2016. The majority of our cash and cash equivalents at February 28, 2017 and November 30, 2016 was invested in interest-bearing bank deposit accounts.

Capital Resources. Our notes payable consisted of the following (in thousands):

	February 28, 2017	November 30, 2016	Variance
Mortgages and land contracts due to land sellers and other loans	$29,313	$66,927	$(37,614)
Senior notes	2,247,460	2,345,843	(98,383)
Convertible senior notes	227,676	227,379	297
Total	$2,504,449	$2,640,149	$(135,700)
On December 14, 2016, as a step toward reducing our debt in line with our returns-focused growth plan, we elected to exercise our optional redemption rights under the terms of the 9.10% Senior Notes due 2017. On January 13, 2017, we redeemed $100.0 million in aggregate principal amount of the notes outstanding at the redemption price calculated in accordance with the “make-whole” provisions of the notes. We used internally generated cash to fund this redemption. We paid a total of $105.3 million to redeem the notes and recorded a charge of $5.7 million for the early extinguishment of debt. Upon this redemption, $165.0 million in aggregate principal amount of the notes remained outstanding.
Our financial leverage, as measured by the ratio of debt to capital, was 59.1% at February 28, 2017, compared to 60.5% at November 30, 2016. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at February 28, 2017 was 55.3%, compared to 54.3% at November 30, 2016.
LOC Facility. We had no letters of credit outstanding under the LOC Facility at February 28, 2017 or November 30, 2016.
Unsecured Revolving Credit Facility. We have a $275.0 million Credit Facility that will mature on August 7, 2019. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2017, we had no cash borrowings and $31.0 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 28, 2017, we had $244.0 million available for cash borrowings under the Credit Facility, with up to $106.5 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the three months ended February 28, 2017 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2016.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 28, 2017:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.22 billion	$1.74 billion
Leverage Ratio	<	.650	.591
Interest Coverage Ratio (a)	>	1.500	2.178
Minimum liquidity (a)	>	$181.4 million	$351.9 million
Investments in joint ventures and non-guarantor subsidiaries	<	$464.7 million	$98.6 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$435.8 million

(a)
Under the terms of the Credit Facility, we are required to meet either the Interest Coverage Ratio or a minimum level of liquidity, but not both. As of February 28, 2017, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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

Our obligations to pay principal, premium, if any, and interest under the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. We may also cause other subsidiaries of ours to become Guarantor Subsidiaries if we believe it to be in our or the relevant subsidiary’s best interests. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 20 – Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
As of February 28, 2017, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2017, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $29.3 million, secured primarily by the underlying property, which had an aggregate carrying value of $60.5 million.
Consolidated Cash Flows. The following table presents a summary of net cash used in our operating, investing and financing activities (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Net cash used in:
Operating activities	$(77,042)	$(143,313)
Investing activities	(8,658)	(1,704)
Financing activities	(154,850)	(90,468)
Net decrease in cash and cash equivalents	$(240,550)	$(235,485)
Operating Activities. Operating activities used net cash of $77.0 million in the three months ended February 28, 2017 and $143.3 million in the three months ended February 29, 2016. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.
Our net cash used in operating activities for the three months ended February 28, 2017 largely reflected a net decrease in accounts payable, accrued expenses and other liabilities of $64.1 million, net cash of $36.9 million used for investments in inventories, and a net increase in receivables of $6.8 million, partly offset by net income of $14.3 million. In the three months ended February 29, 2016, our net cash used in operating activities mainly reflected investments in inventories of $150.3 million, and a net decrease in accounts payable, accrued expenses and other liabilities of $20.6 million, partly offset by net income of $13.1 million and a net decrease in receivables of $4.0 million.
Investing Activities. Investing activities used net cash of $8.7 million in the three months ended February 28, 2017 and $1.7 million in the year-earlier period. In the three months ended February 28, 2017, our uses of cash included $8.8 million for contributions to unconsolidated joint ventures and $1.0 million for net purchases of property and equipment. These uses of cash were partially offset by a $1.1 million return of investments in unconsolidated joint ventures. In the three months ended February 29, 2016, cash of $1.4 million was used for net purchases of property and equipment and $.3 million was used for contributions to unconsolidated joint ventures.
Financing Activities. Financing activities used net cash of $154.9 million in the three months ended February 28, 2017 and $90.5 million in the three months ended February 29, 2016. In the three months ended February 28, 2017, cash was used for our optional early redemption of $100.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017, payments on mortgages and land contracts due to land sellers and other loans of $45.4 million, repurchases of previously issued shares of our common stock delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards as well as shares forfeited by individuals upon their termination of employment at a total cost of $2.5 million, and dividend payments on our common stock of $2.2 million. The cash used in financing activities for the three months ended February 28, 2017 was partly offset by $.7 million of issuances of common stock under employee stock plans. In the three months ended February 29, 2016, cash was used for repurchases of shares of our common stock at a total cost of $87.5 million, payments on mortgages and land contracts due to land sellers and other loans of $5.7 million, and dividend payments on our common stock of $2.3 million. The cash used was partly offset by a decrease of $5.0 million in our restricted cash balance.
During the three months ended February 28, 2017 and February 29, 2016, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
We believe we have adequate capital resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire assets and land, to use and/or develop acquired assets and land, to construct homes, to finance our financial services operations and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return standards, in the remainder of 2017, we may use or redeploy our cash resources or cash borrowings under the Credit Facility to support other business purposes that are aligned with our primary strategic growth goals. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding common stock. They may also include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, as well as potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land and land development investment targets, to complete strategic transactions and for other business purposes and/or to effect repurchases or additional redemptions of our outstanding senior notes or other debt. The amounts involved in these transactions, if any, may be material. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $182.8 million at February 28, 2017 and $198.8 million at November 30, 2016. Our investments in unconsolidated joint ventures totaled $64.9 million at February 28, 2017 and $64.0 million at November 30, 2016. As of February 28, 2017 and November 30, 2016, one of our unconsolidated joint ventures had outstanding secured debt of $36.0 million and $44.4 million, respectively, under a construction loan agreement. The unconsolidated joint venture’s outstanding secured debt is non-recourse to us and is scheduled to mature in August 2018. While we and our partner in the unconsolidated joint venture provided certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt is material to our consolidated financial statements. None of our other unconsolidated joint ventures had outstanding debt at February 28, 2017 or November 30, 2016. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at February 28, 2017 and November 30, 2016 was a VIE, but we were not the primary beneficiary of this VIE. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Of the 428 unconsolidated joint venture lots controlled under land option and other similar contracts at February 28, 2017, we are committed to purchase 110 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next four years for an aggregate purchase price of approximately $48.4 million under agreements that we entered into with the joint venture in 2016.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At February 28, 2017, we had total cash deposits of $38.2 million to purchase land having an aggregate purchase price of $884.1 million. At November 30, 2016, we had total deposits of $42.8 million to purchase land having an aggregate purchase price of $1.07 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-

determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at February 28, 2017, we estimate the remaining purchase price to be paid would be as follows: 2017 – $416.3 million; 2018 – $159.2 million; 2019 – $113.8 million; 2020 – $40.2 million; 2021 – $35.9 million; and thereafter – $80.5 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $35.6 million at February 28, 2017 and $56.0 million at November 30, 2016. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of February 28, 2017 and November 30, 2016 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluated our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $28.0 million at February 28, 2017 and $50.5 million at November 30, 2016, as further discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report.
Contractual Obligations. Due to our optional early redemption of $100.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017, which is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our contractual obligations as of February 28, 2017 have changed materially from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2016. The following table sets forth our future cash requirements related to the contractual obligations of our long-term debt and interest as of February 28, 2017 (in millions):

	Total	2017	2018-2019	2020-2021	Thereafter
Contractual obligations:
Long-term debt	$2,524.3	$194.3	$930.0	$350.0	$1,050.0
Interest	631.6	136.8	256.6	167.6	70.6
Total	$3,155.9	$331.1	$1,186.6	$517.6	$1,120.6
There have been no other significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2016.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2017 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2016.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
Based on the year-over-year increase in our backlog value at February 28, 2017 and our net order expectations for the remainder of the year, we believe we are well-positioned to achieve our primary operational and financial objectives for 2017 as we continue to execute on our returns-focused growth plan. Our present outlook is as follows:
2017 Second Quarter:

•
We expect to generate housing revenues in the range of $880 million to $940 million, compared to $807 million in the year-earlier quarter, reflecting both the conversion of our higher backlog at February 28, 2017 into homes delivered and an anticipated overall average selling price of those homes in the range of $387,000 to $392,000.

•
We expect our housing gross profit margin will improve by approximately 50 basis points from the 2017 first quarter to approximately 15.6%, assuming no inventory impairment or land option contract abandonment charges. We believe our selling, general and administrative expenses as a percentage of housing revenues will be about 11.2%, improving on a sequential and year-over-year basis due to our anticipated improved operating leverage from a higher volume of homes delivered and corresponding higher housing revenues, and our ongoing cost containment efforts.

•
We are projecting an effective income tax rate of approximately 39% for the quarter, based on our present forecasts for pretax income and an anticipated decrease in federal energy tax credits for the period as compared to the 2016 second quarter.

•	We expect our average community count for the second quarter will be essentially flat as compared to the same quarter of 2016.
2017 Full-Year:

•
We expect our housing revenues to be in the range of $4.0 billion to $4.3 billion, an increase from $3.6 billion in 2016, and anticipate our overall average selling price to be in the range of $385,000 to $395,000, representing an increase of 6% to 9% as compared to $363,800 in 2016.

•	We expect our operating income margin to range from 5.8% to 6.4%, assuming no inventory-related charges, as compared to 5.7% in 2016.

•	We expect our housing gross profit margin to range from 16.1% to 16.5%, assuming no inventory-related charges, as compared to 16.6% in 2016.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.0% to 10.4%, as compared to 10.9% in 2016.

•	We expect our effective income tax rate to be in the range of 38.5%.

•	We expect our average community count to be essentially flat relative to 2016.
Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) in the 2017 second quarter and beyond will depend significantly on prevailing economic and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regards to housing and mortgage loan financing policies), among other factors.
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

•
weather events, significant natural disasters and other climate and environmental factors, including the prolonged drought and related water-constrained conditions in the southwest United States and California;

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

•	our ability to use/realize the net deferred tax assets we have generated;

•	our ability to successfully implement our current and planned strategies and initiatives related to our product, geographic and market positioning, gaining share and scale in our served markets;

•	our operational and investment concentration in markets in California;

•	consumer interest in our new home communities and products, particularly from first-time homebuyers and higher-income consumers;

•	our ability to generate orders and convert our backlog of orders to home deliveries and revenues, particularly in key markets in California;

•
our ability to successfully implement our returns-focused growth roadmap/strategy and achieve the associated revenue, margin, profitability, cash flow, community reactivation, land sales, business growth, asset efficiency, return on invested capital, return on equity, net debt-to-capital ratio and other financial and operational targets and objectives;

•	the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services;

•	the performance of mortgage lenders to our homebuyers;

•	completing the wind down of HCM as planned;

•	Stearns Lending’s management of HCM’s assets and operations;

•	whether we can operate a joint venture with Stearns Lending, and the performance of any such mortgage banking joint venture once operational;

•	information technology failures and data security breaches; and

•	other events outside of our control.
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2016 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of February 28, 2017 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2017	$165,000	9.6%
2018	300,000	7.3
2019	630,000	3.9
2020	350,000	8.5
2021	—	—
Thereafter	1,050,000	7.5
Total	$2,495,000	6.9%
Fair value at February 28, 2017	$2,660,675
For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2016.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2017.
There were no changes in our internal control over financial reporting during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 16 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended February 28, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
December 1-31	—	$—	—	1,627,000
January 1-31	—	—	—	1,627,000
February 1-28	152,569	16.67	—	1,627,000
Total	152,569	$16.67	—
In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of February 28, 2017, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. During the three months ended February 28, 2017, no shares were repurchased pursuant to this authorization.
The shares purchased during the three months ended February 28, 2017 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards as well as shares forfeited by individuals upon their termination of employment. These transactions are not considered repurchases under the board of directors’ authorization.
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

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months ended February 28, 2017 and February 29, 2016, (b) Consolidated Balance Sheets as of February 28, 2017 and November 30, 2016, (c) Consolidated Statements of Cash Flows for the three months ended February 28, 2017 and February 29, 2016, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	April 5, 2017	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 5, 2017	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months ended February 28, 2017 and February 29, 2016, (b) Consolidated Balance Sheets as of February 28, 2017 and November 30, 2016, (c) Consolidated Statements of Cash Flows for the three months ended February 28, 2017 and February 29, 2016, and (d) Notes to Consolidated Financial Statements.