Form 10-Q
period 2017-05-31
KB HOME
filed 2017-07-07
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2017.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2017.
There were 85,548,203 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2017. The registrant’s grantor stock ownership trust held an additional 9,153,296 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Total revenues	$1,002,794	$811,050	$1,821,390	$1,489,421
Homebuilding:
Revenues	$1,000,072	$808,462	$1,816,318	$1,484,204
Construction and land costs	(846,596)	(688,714)	(1,544,676)	(1,257,532)
Selling, general and administrative expenses	(103,917)	(93,810)	(196,806)	(181,742)
Operating income	49,559	25,938	74,836	44,930
Interest income	202	134	400	286
Interest expense	—	(1,970)	(6,307)	(5,667)
Equity in income (loss) of unconsolidated joint ventures	(596)	(825)	135	(1,428)
Homebuilding pretax income	49,165	23,277	69,064	38,121
Financial services:
Revenues	2,722	2,588	5,072	5,217
Expenses	(816)	(871)	(1,635)	(1,730)
Equity in income (loss) of unconsolidated joint ventures	911	(197)	940	(784)
Financial services pretax income	2,817	1,520	4,377	2,703
Total pretax income	51,982	24,797	73,441	40,824
Income tax expense	(20,200)	(9,200)	(27,400)	(12,100)
Net income	$31,782	$15,597	$46,041	$28,724
Earnings per share:
Basic	$.37	$.18	$.54	$.33
Diluted	$.33	$.17	$.49	$.31
Weighted average shares outstanding:
Basic	85,445	84,196	85,285	86,704
Diluted	97,732	94,720	96,975	97,060
Cash dividends declared per common share	$.025	$.025	$.050	$.050
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2017	November 30, 2016
Assets
Homebuilding:
Cash and cash equivalents	$348,588	$592,086
Receivables	234,712	231,665
Inventories	3,488,204	3,403,228
Investments in unconsolidated joint ventures	64,000	64,016
Deferred tax assets, net	711,885	738,985
Other assets	99,996	91,145
	4,947,385	5,121,125
Financial services	11,410	10,499
Total assets	$4,958,795	$5,131,624

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$186,993	$215,331
Accrued expenses and other liabilities	487,836	550,996
Notes payable	2,510,121	2,640,149
	3,184,950	3,406,476
Financial services	1,457	2,003
Stockholders’ equity:
Common stock	116,546	116,224
Paid-in capital	703,004	696,938
Retained earnings	1,605,442	1,563,742
Accumulated other comprehensive loss	(16,057)	(16,057)
Grantor stock ownership trust, at cost	(99,279)	(102,300)
Treasury stock, at cost	(537,268)	(535,402)
Total stockholders’ equity	1,772,388	1,723,145
Total liabilities and stockholders’ equity	$4,958,795	$5,131,624
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2017	2016
Cash flows from operating activities:
Net income	$46,041	$28,724
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	(1,075)	2,212
Amortization of discounts and issuance costs	3,314	3,770
Depreciation and amortization	1,500	1,832
Deferred income taxes	27,100	11,800
Loss on early extinguishment of debt	5,685	—
Stock-based compensation	7,037	7,506
Inventory impairments and land option contract abandonments	10,009	13,706
Changes in assets and liabilities:
Receivables	(2,905)	13,734
Inventories	(100,520)	(220,061)
Accounts payable, accrued expenses and other liabilities	(54,673)	(29,546)
Other, net	(6,093)	(1,136)
Net cash used in operating activities	(64,580)	(167,459)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(11,105)	(750)
Return of investments in unconsolidated joint ventures	6,958	—
Purchases of property and equipment, net	(4,100)	(2,876)
Net cash used in investing activities	(8,247)	(3,626)
Cash flows from financing activities:
Change in restricted cash	—	5,827
Repayment of senior notes	(105,326)	—
Payments on mortgages and land contracts due to land sellers and other loans	(61,640)	(26,639)
Issuance of common stock under employee stock plans	3,049	—
Payments of cash dividends	(4,341)	(4,364)
Stock repurchases	(2,543)	(87,531)
Net cash used in financing activities	(170,801)	(112,707)
Net decrease in cash and cash equivalents	(243,628)	(283,792)
Cash and cash equivalents at beginning of period	593,000	560,341
Cash and cash equivalents at end of period	$349,372	$276,549
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of May 31, 2017, the results of our consolidated operations for the three months and six months ended May 31, 2017 and 2016, and our consolidated cash flows for the six months ended May 31, 2017 and 2016. The results of our consolidated operations for the three months and six months ended May 31, 2017 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2016 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2016, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $256.1 million at May 31, 2017 and $396.1 million at November 30, 2016. The majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $31.8 million for the three months ended May 31, 2017 and $15.6 million for the three months ended May 31, 2016. For the six months ended May 31, 2017 and 2016, our comprehensive income was $46.0 million and $28.7 million, respectively. Our comprehensive income for each of the three-month and six-month periods ended May 31, 2017 and 2016 was equal to our net income for the respective periods.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. In 2016, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for us for annual and interim periods beginning December 1, 2018 (with early adoption permitted beginning in our 2018 fiscal year) and allows for full retrospective or modified retrospective methods of adoption. We expect to adopt ASU 2014-09 under the modified retrospective method in our 2019 first quarter. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and disclosures, and have been involved in industry specific discussions with the FASB on the treatment of certain items. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our homebuilding revenues. We are also continuing to evaluate the impact adopting this guidance may have on other aspects of our business.
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
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of May 31, 2017, our homebuilding reporting segments conducted ongoing operations in the following states:
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

In the 2016 fourth quarter, a subsidiary of ours and a subsidiary of Stearns Lending entered into an agreement to form KBHS Home Loans, LLC (“KBHS”), an unconsolidated mortgage banking joint venture that will offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns Lending each have a 50.0% ownership interest in KBHS, with Stearns Lending providing management oversight of KBHS’ operations. KBHS was operational in all of our served markets outside of California as of May 31, 2017, and became operational in California in June 2017. Our financial services reporting segment is separately reported in our consolidated financial statements.
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Revenues:
West Coast	$460,600	$331,273	$816,432	$615,119
Southwest	126,189	111,671	243,825	212,003
Central	292,746	240,232	535,002	442,393
Southeast	120,537	125,286	221,059	214,689
Total	$1,000,072	$808,462	$1,816,318	$1,484,204

Pretax income (loss):
West Coast	$36,496	$19,619	$59,349	$41,735
Southwest	9,949	10,134	18,621	22,637
Central	26,985	23,335	46,663	33,914
Southeast	479	(6,590)	(1,734)	(14,154)
Corporate and other	(24,744)	(23,221)	(53,835)	(46,011)
Total	$49,165	$23,277	$69,064	$38,121

Inventory impairment charges:
West Coast	$3,144	$4,574	$3,144	$4,574
Southwest	—	—	1,343	—
Central	—	—	—	787
Southeast	1,158	5,356	3,032	5,915
Total	$4,302	$9,930	$7,519	$11,276

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Land option contract abandonments:
West Coast	$1,044	$261	$1,835	$421
Southwest	—	111	—	111
Central	518	—	518	460
Southeast	137	1,438	137	1,438
Total	$1,699	$1,810	$2,490	$2,430

	May 31, 2017	November 30, 2016
Inventories:
Homes under construction
West Coast	$937,202	$695,742
Southwest	149,669	130,886
Central	334,326	297,290
Southeast	109,855	122,020
Subtotal	1,531,052	1,245,938

Land under development
West Coast	641,669	820,088
Southwest	287,557	268,507
Central	451,551	456,508
Southeast	179,982	182,554
Subtotal	1,560,759	1,727,657

Land held for future development or sale
West Coast	195,684	210,910
Southwest	111,608	122,927
Central	18,328	15,439
Southeast	70,773	80,357
Subtotal	396,393	429,633
Total	$3,488,204	$3,403,228

Assets:
West Coast	$1,881,660	$1,847,279
Southwest	584,515	564,636
Central	918,171	909,497
Southeast	375,823	414,730
Corporate and other	1,187,216	1,384,983
Total	$4,947,385	$5,121,125

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Revenues
Insurance commissions	$1,408	$1,371	$2,618	$2,947
Title services	1,314	1,217	2,449	2,270
Interest income	—	—	5	—
Total	2,722	2,588	5,072	5,217

Expenses
General and administrative	(816)	(871)	(1,635)	(1,730)
Operating income	1,906	1,717	3,437	3,487
Equity in income (loss) of unconsolidated joint ventures	911	(197)	940	(784)
Pretax income	$2,817	$1,520	$4,377	$2,703

	May 31, 2017	November 30, 2016
Assets
Cash and cash equivalents	$784	$914
Receivables	1,622	1,764
Investments in unconsolidated joint ventures (a)	8,972	7,771
Other assets	32	50
Total assets	$11,410	$10,499
Liabilities
Accounts payable and accrued expenses	$1,457	$2,003
Total liabilities	$1,457	$2,003

(a)
Our investments in unconsolidated joint ventures as of May 31, 2017 included a $5.3 million capital contribution we made to KBHS in the 2017 first quarter, and a $5.0 million distribution we received from HCM in the 2017 second quarter.

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Numerator:
Net income	$31,782	$15,597	$46,041	$28,724
Less: Distributed earnings allocated to nonvested restricted stock	(14)	(10)	(29)	(21)
Less: Undistributed earnings allocated to nonvested restricted stock	(200)	(66)	(285)	(116)
Numerator for basic earnings per share	31,568	15,521	45,727	28,587

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	664	667	1,327	1,333
Add: Undistributed earnings allocated to nonvested restricted stock	200	66	285	116
Less: Undistributed earnings reallocated to nonvested restricted stock	(175)	(59)	(251)	(104)
Numerator for diluted earnings per share	$32,257	$16,195	$47,088	$29,932

Denominator:
Weighted average shares outstanding — basic	85,445	84,196	85,285	86,704
Effect of dilutive securities:
Share-based payments	3,885	2,122	3,288	1,954
Convertible senior notes	8,402	8,402	8,402	8,402
Weighted average shares outstanding — diluted	97,732	94,720	96,975	97,060
Basic earnings per share	$.37	$.18	$.54	$.33
Diluted earnings per share	$.33	$.17	$.49	$.31
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2017 or May 31, 2016.
Outstanding options to purchase 3.6 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and six-month periods ended May 31, 2017, and outstanding options to purchase 9.7 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and six-month periods ended May 31, 2016 because the effect of their inclusion in each case would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.	Receivables
Receivables consisted of the following (in thousands):

	May 31, 2017	November 30, 2016
Due from utility companies, improvement districts and municipalities	$107,224	$102,780
Recoveries related to self-insurance claims	78,919	84,476
Refundable deposits and bonds	14,425	13,665
Recoveries related to warranty and other claims	11,613	14,609
Other	35,279	28,745
Subtotal	247,460	244,275
Allowance for doubtful accounts	(12,748)	(12,610)
Total	$234,712	$231,665

6.	Inventories
Inventories consisted of the following (in thousands):

	May 31, 2017	November 30, 2016
Homes under construction	$1,531,052	$1,245,938
Land under development	1,560,759	1,727,657
Land held for future development or sale (a)	396,393	429,633
Total	$3,488,204	$3,403,228
(a)    Land held for sale totaled $65.4 million at May 31, 2017 and $63.4 million at November 30, 2016.
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
Our interest costs were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Capitalized interest at beginning of period	$311,111	$300,314	$306,723	$288,442
Interest incurred (a)	43,344	46,258	93,423	92,509
Interest expensed (a)	—	(1,970)	(6,307)	(5,667)
Interest amortized to construction and land costs (b)	(50,471)	(35,557)	(89,855)	(66,239)
Capitalized interest at end of period (c)	$303,984	$309,045	$303,984	$309,045

(a)	Interest incurred and interest expensed for the six months ended May 31, 2017 included a charge of $5.7 million for the early extinguishment of debt.

(b)
Interest amortized to construction and land costs for the three months ended May 31, 2017 included $1.1 million related to land sales during the period. Interest amortized to construction and land costs for the six months ended May 31, 2017 and 2016 included $1.6 million and $.5 million, respectively, related to land sales during those periods.

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
We evaluated 43 and 32 communities or land parcels for recoverability during the six months ended May 31, 2017 and 2016, respectively. The carrying value of the communities or land parcels evaluated during the six months ended May 31, 2017 and 2016 was $381.1 million and $248.7 million, respectively. Some of the communities or land parcels evaluated during the six months ended May 31, 2017 and 2016 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period were counted only once for each six-month period. The communities or land parcels evaluated during the six months ended May 31, 2017 included certain communities or land parcels previously held for future development that were reactivated during 2016 or 2017 as part of our efforts to improve our asset efficiency under our returns-focused growth plan.
Based on the results of our evaluations, we recognized inventory impairment charges of $4.3 million for the three months ended May 31, 2017 and $7.5 million for the six months ended May 31, 2017. For the three months and six months ended May 31, 2016, we recognized inventory impairment charges of $9.9 million and $11.3 million, respectively. The inventory impairment charges for the three-month and six-month periods ended May 31, 2017 and 2016 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in those communities or land parcels. Inventory impairment charges for the three-month and six-month periods ended May 31, 2017 related to two communities and four communities, respectively, where we decided to accelerate the overall pace for selling, building and delivering homes on land previously held for future development. Inventory impairment charges for the three months and six months ended May 31, 2016 included $5.4 million associated with the sales of two land parcels in the Metro Washington, D.C. market as part of the wind down of our operations in that market, and $4.6 million associated with one community in California where we decided to accelerate the overall timing for selling, building and delivering homes on land that was previously held for future development. The charges for the six months ended May 31, 2016 also reflected our decision to accelerate the overall timing for selling, building and delivering homes in a community in Florida that was previously held for future development, and the sales of our last remaining land parcels in the Rio Grande Valley area of Texas, which closed in the 2016 second quarter.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended May 31,		Six Months Ended May 31,
Unobservable Input (a)	2017	2016	2017	2016
Average selling price	$231,000 - $399,800	$280,100	$231,000 - $399,800	$280,100 - $310,000
Deliveries per month	3 - 4	4	3 - 4	1 - 4
Discount rate	18%	20%	17% - 18%	17% - 20%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of May 31, 2017, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $195.1 million, representing 25 communities and various other land parcels. As of November 30, 2016, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $215.3 million, representing 28 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.7 million corresponding to 134 lots for the three months ended May 31, 2017, and $2.5 million of such charges corresponding to 520 lots for the six months ended May 31, 2017. We recognized land option contract abandonment charges of $1.8 million corresponding to 312 lots for the three months ended May 31, 2016, and $2.4 million of such charges corresponding to 492 lots for the six months ended May 31, 2016. Of the land option contract abandonment charges recognized for the three months and six months ended May 31, 2016, $1.4 million related to the wind down of our Metro Washington, D.C. operations.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, particularly as to land held for future development or sale, it is possible that actual results could differ substantially from those estimated.

8.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at May 31, 2017 and November 30, 2016 was a VIE, but we were not the primary beneficiary of the VIE. All of our joint ventures at May 31, 2017 and November 30, 2016 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2017 and November 30, 2016 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2017		November 30, 2016
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$19,313	$522,124	$24,910	$641,642
Other land option contracts and other similar contracts	12,099	333,792	17,919	431,954
Total	$31,412	$855,916	$42,829	$1,073,596
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $26.2 million at May 31, 2017 and $56.0 million at November 30, 2016. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract or other similar contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $13.2 million at May 31, 2017 and $50.5 million at November 30, 2016.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Revenues	$7,080	$18,514	$26,802	$21,852
Construction and land costs	(6,898)	(18,501)	(24,793)	(25,996)
Other expense, net	(1,157)	(1,468)	(2,253)	(2,591)
Loss	$(975)	$(1,455)	$(244)	$(6,735)
The year-over-year decreases in combined revenues and construction and land costs for three months ended May 31, 2017 primarily reflected decreased land sale activity from unconsolidated joint ventures in California. The year-over-year increase in combined revenues for the six months ended May 31, 2017 was primarily due to increased land sale activity from unconsolidated joint ventures in California and Nevada, while the decrease in construction and land costs reflected a change in the geographic mix of sales.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	May 31, 2017	November 30, 2016
Assets
Cash	$25,266	$31,928
Receivables	742	882
Inventories	149,204	165,385
Other assets	2,562	629
Total assets	$177,774	$198,824

Liabilities and equity
Accounts payable and other liabilities	$20,163	$19,880
Notes payable (a)	33,045	44,381
Equity	124,566	134,563
Total liabilities and equity	$177,774	$198,824

(a)
One of our unconsolidated joint ventures has a construction loan agreement with a third-party lender to finance its land development activities that is secured by the underlying property and related project assets. Outstanding debt under the agreement is non-recourse to us and is scheduled to mature in August 2018. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2017 or November 30, 2016.

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	May 31, 2017	November 30, 2016
Number of investments in unconsolidated joint ventures	6	7
Investments in unconsolidated joint ventures	$64,000	$64,016
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	397	471

We and our partner in the unconsolidated joint venture that has the construction loan agreement described above provided certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; a guaranty of interest payments on the outstanding balance of the secured debt under the construction loan agreement; and an indemnity of the lender from environmental issues. In each case, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of May 31, 2017, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt is material to our consolidated financial statements.
Of the unconsolidated joint venture lots controlled under land option and other similar contracts at May 31, 2017, we are committed to purchase 99 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next three years for an aggregate purchase price of approximately $43.7 million under agreements that we entered into with the unconsolidated joint venture in 2016.

10.	Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2017	November 30, 2016
Cash surrender value of corporate-owned life insurance contracts	$73,505	$70,829
Property and equipment, net	16,831	14,240
Prepaid expenses	8,699	4,894
Debt issuance costs associated with unsecured revolving credit facility	961	1,182
Total	$99,996	$91,145

11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2017	November 30, 2016
Self-insurance and other litigation liabilities	$173,704	$170,988
Employee compensation and related benefits	111,694	130,352
Accrued interest payable	65,928	67,411
Warranty liability	60,037	56,682
Inventory-related obligations (a)	43,390	82,682
Customer deposits	18,863	18,175
Real estate and business taxes	9,347	14,370
Other	4,873	10,336
Total	$487,836	$550,996

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

12.	Income Taxes
Income Tax Expense. Our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Income tax expense (a)	$20,200	$9,200	$27,400	$12,100
Effective income tax rate (a)	38.9%	37.1%	37.3%	29.6%

(a)
Amounts reflect the favorable net impact of federal energy tax credits we earned from building energy-efficient homes. The net impact of these tax credits was $.1 million and $.4 million for the three months ended May 31, 2017 and 2016, respectively, and $1.2 million and $3.7 million for the six months ended May 31, 2017 and 2016, respectively.

The majority of the federal energy tax credits for the three-month and six-month periods ended May 31, 2017 and 2016 resulted from legislation enacted in 2015 that extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2016. There has not been any new legislation enacted extending the business tax credit beyond December 31, 2016.
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
Our deferred tax assets of $736.7 million as of May 31, 2017 and $763.8 million as of November 30, 2016 were partly offset by a valuation allowance in each period of $24.8 million. The deferred tax asset valuation allowances as of May 31, 2017 and November 30, 2016 were primarily related to certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard at those dates. Based on our evaluation of our deferred tax assets as of May 31, 2017, we determined that most of our deferred tax assets would be realized. Therefore, we made no adjustments to our deferred tax valuation allowance during the six months ended May 31, 2017.
We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets. The accounting for deferred tax assets is based upon estimates of future results. Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated financial statements. Changes in existing federal and state tax laws and corporate income tax rates could also affect our actual tax expense, the realization of our deferred tax assets over time and/or the value of our deferred tax assets on our consolidated balance sheets.
Unrecognized Tax Benefits. At both May 31, 2017 and November 30, 2016, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million, all of which, if recognized, would affect our effective income tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date. Our fiscal years ending 2013 and later remain open to federal examinations, while fiscal years 2012 and later remain open to state examinations.

13.	Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2017	November 30, 2016
Mortgages and land contracts due to land sellers and other loans	$33,447	$66,927
9.10% Senior notes due September 15, 2017	164,748	263,932
7 1/4% Senior notes due June 15, 2018	299,755	299,647
4.75% Senior notes due May 15, 2019	397,874	397,364
8.00% Senior notes due March 15, 2020	345,510	344,811
7.00% Senior notes due December 15, 2021	446,253	445,911
7.50% Senior notes due September 15, 2022	346,999	346,774
7.625% Senior notes due May 15, 2023	247,562	247,404
1.375% Convertible senior notes due February 1, 2019	227,973	227,379
Total	$2,510,121	$2,640,149
The carrying amounts of our senior notes listed above are net of debt issuance costs and discounts, which totaled $18.3 million at May 31, 2017 and $21.8 million at November 30, 2016.
Unsecured Revolving Credit Facility. We have a $275.0 million unsecured revolving credit facility with a syndicate of financial institutions (“Credit Facility”) that will mature on August 7, 2019. The Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $450.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $137.5 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, our cash-collateralized letter of credit facility with a financial institution (“LOC Facility”). Interest on amounts borrowed under the Credit Facility is payable quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee ranging from .30% to .50% of the unused commitment, based on our Leverage Ratio. The terms of the Credit Facility require us, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2017, we had no cash borrowings and $32.4 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2017, we had $242.6 million available for cash borrowings under the Credit Facility, with up to $105.1 million of that amount available for the issuance of letters of credit.
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of May 31, 2017 and November 30, 2016, we had no letters of credit outstanding under the LOC Facility.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2017, inventories having a carrying value of $61.6 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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
Senior Notes. All of the senior notes outstanding at May 31, 2017 and November 30, 2016 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of the 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”). These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, as described in the instruments governing these notes.

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
As of May 31, 2017, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2017 – $195.8 million; 2018 – $302.6 million; 2019 – $630.0 million; 2020 – $350.0 million; 2021 – $0; and thereafter – $1.05 billion.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the six months ended May 31, 2017 and the year ended November 30, 2016 (in thousands):

Description	Fair Value Hierarchy	May 31, 2017	November 30, 2016
Inventories (a)	Level 2	$—	$3,657
Inventories (a)	Level 3	12,513	37,329

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period as of the date the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

Inventories with a carrying value of $20.0 million were written down to their fair value of $12.5 million during the six months ended May 31, 2017, resulting in inventory impairment charges of $7.5 million. Inventories with a carrying value of $89.1 million were written down to their fair value, less associated costs to sell (where applicable), of $39.5 million during the year ended November 30, 2016, resulting in inventory impairment charges of $49.6 million.
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

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2017		November 30, 2016
	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,248,701	$2,464,800	$2,345,843	$2,494,844
Convertible senior notes	Level 2	227,973	239,200	227,379	223,675

(a)
The carrying values for the senior notes and convertible senior notes, as presented, include unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.

The fair values of our senior notes and convertible senior notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, and mortgages and land contracts due to land sellers and other loans approximate fair values. The carrying value of corporate-owned life insurance is based on the cash surrender value of the policies and, accordingly, approximates fair value.

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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Balance at beginning of period	$57,710	$50,575	$56,682	$49,085
Warranties issued	8,784	6,315	15,924	11,567
Payments	(6,457)	(8,446)	(12,569)	(12,467)
Adjustments	—	393	—	652
Balance at end of period	$60,037	$48,837	$60,037	$48,837

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
Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable self-insurance recoveries of $78.9 million and $84.5 million are included in receivables in our consolidated balance sheets at May 31, 2017 and November 30, 2016, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment, and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.

The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Balance at beginning of period	$159,882	$173,017	$158,584	$173,011
Self-insurance expense (a)	3,598	4,406	8,238	8,422
Payments	(2,720)	(12,029)	(4,760)	(15,435)
Reclassification of estimated probable recoveries (b)	(4,255)	(8,661)	(5,557)	(9,265)
Balance at end of period	$156,505	$156,733	$156,505	$156,733

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Amount for each period represents the changes in the estimated probable insurance and other recoveries that were reclassified to receivables to present our self-insurance liability on a gross basis.
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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and other claims totaled $11.6 million at May 31, 2017 and $14.6 million at November 30, 2016. We believe collection of these receivables is probable based on our history of collections for similar claims.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2017, we had $564.8 million of performance bonds and $32.4 million of letters of credit outstanding. At November 30, 2016, we had $535.7 million of performance bonds and $31.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2017, we had total cash deposits of $31.4 million to purchase land having an aggregate purchase price of $855.9 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

16.	Legal Matters
Nevada Development Contract Litigation. KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”), is a defendant in a case in the Eighth Judicial District Court in Clark County, Nevada entitled Las Vegas Development Associates, LLC, Essex Real Estate Partners, LLC, et al. v. KB HOME Nevada Inc. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase from KB Nevada approximately 83 acres of land located near Las Vegas, Nevada. LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. LVDA’s and Essex’s complaint, initially filed in 2008, alleged that KB Nevada breached the development agreement, and also alleged that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, compensatory damages of $55 million plus unspecified punitive damages and other damages, and interest charges in excess of $41 million (“Claimed Damages”). KB Nevada denied the allegations, and believed it had meritorious defenses to the consolidated plaintiffs’ claims. On March 15, 2013, the district court entered orders denying the consolidated plaintiffs’ motions for summary judgment and granting the majority of KB Nevada’s motions for summary judgment, eliminating, among other of the consolidated plaintiffs’ claims, those for fraud, negligent misrepresentation, and punitive damages. After the district court’s decisions, the only remaining claims against KB Nevada were for contract damages and rescission. In August 2013, the district court granted motions that further narrowed the scope of the Claimed Damages. The lender plaintiffs filed an appeal from the district court’s summary judgment decisions with the Nevada Supreme Court and that court heard oral argument on June 6, 2016. On September 22, 2016, the Nevada Supreme Court rejected the lender plaintiffs’ appeal and upheld the district court’s summary judgment decisions against the lender plaintiffs in favor of KB Nevada. Effective March 3, 2017, KB Nevada, LVDA, Essex, the administrative agent for the LVDA/Essex lenders and a guarantor for the underlying LVDA/Essex loan reached a settlement. Under the settlement, the above-described litigation has been dismissed with prejudice, with mutual releases by the parties of all claims related to the matter. As part of the settlement, KB Nevada agreed to purchase the land, if certain conditions are satisfied, on or before February 15, 2020 (subject to a potential extension of up to six months). If the conditions are not satisfied and KB Nevada does not purchase the land, it will make a specified cash payment pursuant to the settlement agreement that is not material to our consolidated financial statements. This settlement did not have an impact on our consolidated financial statements for the three-month or six-month periods ended May 31, 2017.
San Diego Water Board Notice of Violation. In August 2015, the California Regional Water Quality Control Board, San Diego Region (“RWQCB”) issued to us and another homebuilder a Notice of Violation (“NOV”) alleging violations of the California Water Code and waste discharge prohibitions of the water quality control plan for the San Diego Region (Basin Plan). According to the NOV, the alleged violations involved the unpermitted discharge of fill material into the waters of the United States and California during the grading of a required secondary access road for a community located in San Diego County, California. The work was performed pursuant to a County-issued grading permit and in reliance on third-party experts. In its NOV, the RWQCB requested to meet with us to discuss the alleged violations as part of its process to determine whether to bring any enforcement action, and we have met with the RWQCB staff in an effort to resolve the matters alleged in the NOV. An administrative hearing before the RWQCB was originally scheduled for August 10, 2016, but was continued pending ongoing discussions with the RWQCB staff. On May 26, 2017, we and the RWQCB staff reached a settlement regarding the matters alleged in the NOV, and agreed to a stipulated administrative order in lieu of formal administrative proceedings. The stipulated administrative order is subject to a thirty-day public comment period, after which it will be presented to the RWQCB, or its delegate, for approval. Under the stipulated administrative order, we agreed to pay a total of $.3 million and to enhance certain of our land development procedures. We are also seeking recovery of the costs associated with this matter from responsible parties. While the ultimate outcome is uncertain, we believe that the RWQCB will approve the stipulated administrative order with the terms agreed to with the RWQCB staff, and it is not expected to be material to our consolidated financial statements.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2017, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

17.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended May 31, 2017
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2016	116,224	(9,432)	(21,720)	$116,224	$696,938	$1,563,742	$(16,057)	$(102,300)	$(535,402)	$1,723,145
Net income	—	—	—	—	—	46,041	—	—	—	46,041
Dividends on common stock	—	—	—	—	—	(4,341)	—	—	—	(4,341)
Employee stock options/other	256	—	—	256	2,793	—	—	—	—	3,049
Stock awards	66	279	27	66	(3,764)	—	—	3,021	677	—
Stock-based compensation	—	—	—	—	7,037	—	—	—	—	7,037
Stock repurchases	—	—	(152)	—	—	—	—	—	(2,543)	(2,543)
Balance at May 31, 2017	116,546	(9,153)	(21,845)	$116,546	$703,004	$1,605,442	$(16,057)	$(99,279)	$(537,268)	$1,772,388
We maintain an account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of their governing instruments. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at May 31, 2017. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the governing instruments.
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
As of May 31, 2017, we were authorized to repurchase 1,627,000 shares of our common stock under a board approved share repurchase program. We did not repurchase any of our common stock under this program in the six months ended May 31, 2017.
During the six months ended May 31, 2017, we repurchased 152,569, or $2.5 million, of previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock and PSU awards as well as shares forfeited by individuals upon their termination of employment. These transactions were not considered repurchases under the above-described board of directors authorization.
During each of the three-month periods ended May 31, 2017 and 2016, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the six months ended May 31, 2017 and 2016 totaled $.050 per share of common stock.

18.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the six months ended May 31, 2017:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	12,731,545	$18.95
Granted	—	—
Exercised	(255,623)	11.93
Cancelled	(344,528)	18.26
Options outstanding at end of period	12,131,394	$19.12
Options exercisable at end of period	10,082,581	$19.87
As of May 31, 2017, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 4.0 years and 3.0 years, respectively. There was $2.1 million of total unrecognized compensation expense related to unvested stock option awards as of May 31, 2017 that is expected to be recognized over a weighted average period of 1.3 years. For the three months ended May 31, 2017 and 2016, stock-based compensation expense associated with stock options totaled $.3 million and $1.1 million, respectively. For the six-month periods ended May 31, 2017 and 2016, stock-based compensation expense associated with stock options totaled $1.1 million and $2.0 million, respectively. The aggregate intrinsic values of stock options outstanding and stock options exercisable were $62.8 million and $51.4 million, respectively, at May 31, 2017. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $3.6 million and $3.5 million for the three months ended May 31, 2017 and 2016, respectively, related to restricted stock and PSUs. We recognized total compensation expense of $5.9 million and $5.5 million for the six-month periods ended May 31, 2017 and 2016, respectively, related to restricted stock and PSUs.
Director Awards. On April 13, 2017, we granted equity awards to our non-employee directors under our Non-Employee Directors Compensation Plan and pursuant to the respective elections each director made thereunder. The equity awards consisted of 22,994 shares of our common stock that were issued on an unrestricted basis to the respective directors on the grant date, and 43,499 shares that will be paid out on the earlier of a change in control or the date the respective directors leave our board.

19.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2017	2016
Summary of cash and cash equivalents at end of period:
Homebuilding	$348,588	$274,849
Financial services	784	1,700
Total	$349,372	$276,549

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2,105	$2,729
Income taxes paid	3,039	2,635

	Six Months Ended May 31,
	2017	2016
Supplemental disclosures of noncash activities:
Reclassification of warranty recoveries to receivables	$—	$2,151
Decrease in consolidated inventories not owned	(37,371)	(32,324)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	3,676	4,875
Inventories acquired through seller financing	28,160	32,436

20.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of May 31, 2017.

Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended May 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$893,561	$109,233	$—	$1,002,794
Homebuilding:
Revenues	$—	$893,561	$106,511	$—	$1,000,072
Construction and land costs	—	(751,172)	(95,424)	—	(846,596)
Selling, general and administrative expenses	(23,322)	(70,929)	(9,666)	—	(103,917)
Operating income (loss)	(23,322)	71,460	1,421	—	49,559
Interest income	198	2	2	—	202
Interest expense	(41,693)	(426)	(1,225)	43,344	—
Intercompany interest	75,610	(29,862)	(2,404)	(43,344)	—
Equity in loss of unconsolidated joint ventures	—	(595)	(1)	—	(596)
Homebuilding pretax income (loss)	10,793	40,579	(2,207)	—	49,165
Financial services pretax income	—	—	2,817	—	2,817
Total pretax income	10,793	40,579	610	—	51,982
Income tax expense	(2,500)	(17,300)	(400)	—	(20,200)
Equity in net income of subsidiaries	23,489	—	—	(23,489)	—
Net income	$31,782	$23,279	$210	$(23,489)	$31,782

	Three Months Ended May 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$700,768	$110,282	$—	$811,050
Homebuilding:
Revenues	$—	$700,768	$107,694	$—	$808,462
Construction and land costs	—	(586,807)	(101,907)	—	(688,714)
Selling, general and administrative expenses	(18,976)	(64,010)	(10,824)	—	(93,810)
Operating income (loss)	(18,976)	49,951	(5,037)	—	25,938
Interest income	106	24	4	—	134
Interest expense	(44,337)	(821)	(1,100)	44,288	(1,970)
Intercompany interest	75,719	(27,479)	(3,952)	(44,288)	—
Equity in loss of unconsolidated joint ventures	—	(822)	(3)	—	(825)
Homebuilding pretax income (loss)	12,512	20,853	(10,088)	—	23,277
Financial services pretax income	—	—	1,520	—	1,520
Total pretax income (loss)	12,512	20,853	(8,568)	—	24,797
Income tax benefit (expense)	(2,800)	(8,400)	2,000	—	(9,200)
Equity in net income of subsidiaries	5,885	—	—	(5,885)	—
Net income (loss)	$15,597	$12,453	$(6,568)	$(5,885)	$15,597

	Six Months Ended May 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,623,488	$197,902	$—	$1,821,390
Homebuilding:
Revenues	$—	$1,623,488	$192,830	$—	$1,816,318
Construction and land costs	—	(1,369,624)	(175,052)	—	(1,544,676)
Selling, general and administrative expenses	(45,589)	(133,827)	(17,390)	—	(196,806)
Operating income (loss)	(45,589)	120,037	388	—	74,836
Interest income	395	3	2	—	400
Interest expense	(90,042)	(994)	(2,387)	87,116	(6,307)
Intercompany interest	149,103	(56,465)	(5,522)	(87,116)	—
Equity in income (loss) of unconsolidated joint ventures	—	136	(1)	—	135
Homebuilding pretax income (loss)	13,867	62,717	(7,520)	—	69,064
Financial services pretax income	—	—	4,377	—	4,377
Total pretax income (loss)	13,867	62,717	(3,143)	—	73,441
Income tax expense	(1,200)	(26,100)	(100)	—	(27,400)
Equity in net income of subsidiaries	33,374	—	—	(33,374)	—
Net income (loss)	$46,041	$36,617	$(3,243)	$(33,374)	$46,041

	Six Months Ended May 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,302,111	$187,310	$—	$1,489,421
Homebuilding:
Revenues	$—	$1,302,111	$182,093	$—	$1,484,204
Construction and land costs	—	(1,087,771)	(169,761)	—	(1,257,532)
Selling, general and administrative expenses	(43,316)	(117,474)	(20,952)	—	(181,742)
Operating income (loss)	(43,316)	96,866	(8,620)	—	44,930
Interest income	240	42	4	—	286
Interest expense	(88,707)	(1,641)	(2,161)	86,842	(5,667)
Intercompany interest	149,762	(54,987)	(7,933)	(86,842)	—
Equity in loss of unconsolidated joint ventures	—	(1,425)	(3)	—	(1,428)
Homebuilding pretax income (loss)	17,979	38,855	(18,713)	—	38,121
Financial services pretax income	—	—	2,703	—	2,703
Total pretax income (loss)	17,979	38,855	(16,010)	—	40,824
Income tax benefit (expense)	(2,100)	(12,300)	2,300	—	(12,100)
Equity in net income of subsidiaries	12,845	—	—	(12,845)	—
Net income (loss)	$28,724	$26,555	$(13,710)	$(12,845)	$28,724

Condensed Consolidating Balance Sheets (in thousands)

	May 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$297,258	$42,386	$8,944	$—	$348,588
Receivables	4,293	145,851	84,568	—	234,712
Inventories	—	3,147,848	340,356	—	3,488,204
Investments in unconsolidated joint ventures	—	61,499	2,501	—	64,000
Deferred tax assets, net	275,558	292,017	144,310	—	711,885
Other assets	88,133	8,498	3,365	—	99,996
	665,242	3,698,099	584,044	—	4,947,385
Financial services	—	—	11,410	—	11,410
Intercompany receivables	3,666,867	—	100,359	(3,767,226)	—
Investments in subsidiaries	40,811	—	—	(40,811)	—
Total assets	$4,372,920	$3,698,099	$695,813	$(3,808,037)	$4,958,795
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$129,689	$329,052	$216,088	$—	$674,829
Notes payable	2,451,564	32,527	26,030	—	2,510,121
	2,581,253	361,579	242,118	—	3,184,950
Financial services	—	—	1,457	—	1,457
Intercompany payables	19,279	3,336,520	411,427	(3,767,226)	—
Stockholders’ equity	1,772,388	—	40,811	(40,811)	1,772,388
Total liabilities and stockholders’ equity	$4,372,920	$3,698,099	$695,813	$(3,808,037)	$4,958,795

	November 30, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$463,100	$100,439	$28,547	$—	$592,086
Receivables	4,807	135,915	90,943	—	231,665
Inventories	—	3,048,132	355,096	—	3,403,228
Investments in unconsolidated joint ventures	—	61,517	2,499	—	64,016
Deferred tax assets, net	276,737	318,077	144,171	—	738,985
Other assets	79,526	9,177	2,442	—	91,145
	824,170	3,673,257	623,698	—	5,121,125
Financial services	—	—	10,499	—	10,499
Intercompany receivables	3,559,012	—	97,062	(3,656,074)	—
Investments in subsidiaries	35,965	—	—	(35,965)	—
Total assets	$4,419,147	$3,673,257	$731,259	$(3,692,039)	$5,131,624
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$131,530	$397,605	$237,192	$—	$766,327
Notes payable	2,548,112	66,927	25,110	—	2,640,149
	2,679,642	464,532	262,302	—	3,406,476
Financial services	—	—	2,003	—	2,003
Intercompany payables	16,360	3,208,725	430,989	(3,656,074)	—
Stockholders’ equity	1,723,145	—	35,965	(35,965)	1,723,145
Total liabilities and stockholders’ equity	$4,419,147	$3,673,257	$731,259	$(3,692,039)	$5,131,624

Condensed Consolidating Statements of Cash Flows (in thousands)

	Six Months Ended May 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$24,724	$(83,371)	$(5,933)	$—	$(64,580)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(5,852)	(5,253)	—	(11,105)
Return of investments in unconsolidated joint ventures	—	1,969	4,989	—	6,958
Purchases of property and equipment, net	(3,724)	(344)	(32)	—	(4,100)
Intercompany	(77,681)	—	—	77,681	—
Net cash used in investing activities	(81,405)	(4,227)	(296)	77,681	(8,247)
Cash flows from financing activities:
Repayment of senior notes	(105,326)	—	—	—	(105,326)
Payments on mortgages and land contracts due to land sellers and other loans	—	(61,640)	—	—	(61,640)
Issuance of common stock under employee stock plans	3,049	—	—	—	3,049
Payments of cash dividends	(4,341)	—	—	—	(4,341)
Stock repurchases	(2,543)	—	—	—	(2,543)
Intercompany	—	91,185	(13,504)	(77,681)	—
Net cash provided by (used in) financing activities	(109,161)	29,545	(13,504)	(77,681)	(170,801)
Net decrease in cash and cash equivalents	(165,842)	(58,053)	(19,733)	—	(243,628)
Cash and cash equivalents at beginning of period	463,100	100,439	29,461	—	593,000
Cash and cash equivalents at end of period	$297,258	$42,386	$9,728	$—	$349,372

	Six Months Ended May 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$6,508	$(215,372)	$41,405	$—	$(167,459)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(750)	—	—	(750)
Purchases of property and equipment, net	(2,437)	(331)	(108)	—	(2,876)
Intercompany	(167,470)	—	—	167,470	—
Net cash used in investing activities	(169,907)	(1,081)	(108)	167,470	(3,626)
Cash flows from financing activities:
Change in restricted cash	5,827	—	—	—	5,827
Payments on mortgages and land contracts due to land sellers and other loans	—	(26,639)	—	—	(26,639)
Payments of cash dividends	(4,364)	—	—	—	(4,364)
Stock repurchases	(87,531)	—	—	—	(87,531)
Intercompany	—	209,197	(41,727)	(167,470)	—
Net cash provided by (used in) financing activities	(86,068)	182,558	(41,727)	(167,470)	(112,707)
Net decrease in cash and cash equivalents	(249,467)	(33,895)	(430)	—	(283,792)
Cash and cash equivalents at beginning of period	444,850	96,741	18,750	—	560,341
Cash and cash equivalents at end of period	$195,383	$62,846	$18,320	$—	$276,549

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended May 31,			Six Months Ended May 31,
	2017	2016	Variance	2017	2016	Variance
Revenues:
Homebuilding	$1,000,072	$808,462	24%	$1,816,318	$1,484,204	22%
Financial services	2,722	2,588	5	5,072	5,217	(3)
Total revenues	$1,002,794	$811,050	24%	$1,821,390	$1,489,421	22%
Pretax income:
Homebuilding	$49,165	$23,277	111%	$69,064	$38,121	81%
Financial services	2,817	1,520	85	4,377	2,703	62
Total pretax income	51,982	24,797	110	73,441	40,824	80
Income tax expense	(20,200)	(9,200)	(120)	(27,400)	(12,100)	(126)
Net income	$31,782	$15,597	104%	$46,041	$28,724	60%
Basic earnings per share	$.37	$.18	106%	$.54	$.33	64%
Diluted earnings per share	$.33	$.17	94%	$.49	$.31	58%

The housing market recovery continued on a steady upward path in the 2017 first half supported by favorable industry fundamentals, with generally improving household formation, economic, consumer confidence, employment and income trends driving healthy demand with constrained supply. The positive impact of these dynamics in most of our served markets and our continued focus on executing on our returns-focused growth plan enabled us to increase our deliveries, revenues and pretax income in the 2017 second quarter compared to the prior-year quarter, and achieve a record-low second quarter selling, general and administrative expense ratio. Within our homebuilding operations, housing revenues for the quarter grew 23% year over year to $995.7 million, as the number of homes we delivered increased 11% to 2,580 and the overall average selling price of those homes rose 11% to $385,900. Our housing gross profits for the quarter increased 23% from the year-earlier quarter due to the higher volume of homes delivered, partly offset by a 10 basis point decrease in our housing gross profit margin to 15.4%. Inventory-related charges totaled $6.0 million for the three months ended May 31, 2017, compared to $11.7 million in the year-earlier period. Our selling, general and administrative expense ratio improved 120 basis points to 10.4% of housing revenues, reflecting enhanced operating leverage from delivering more homes and generating corresponding higher housing revenues in the current period. Homebuilding operating income for the 2017 second quarter increased 91% to $49.6 million, and as a percentage of homebuilding revenues, increased 180 basis points to 5.0%.
For the three months ended May 31, 2017, we generated net income of $31.8 million, up 104% from the corresponding period of 2016, and diluted earnings per share of $.33, up 94% year over year.
During the six months ended May 31, 2017, we invested $706.6 million in land and land development to drive community openings in 2017 and beyond as we work to increase the scale of our business within our existing geographic footprint under our core business strategy. In the corresponding period of 2016, such investments totaled $702.6 million. Approximately 48% of our total investments in the 2017 first half related to land acquisition, compared to approximately 51% in the year-earlier period.

The following table presents information concerning our net orders, cancellation rates, ending backlog and community count for the three-month and six-month periods ended May 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Net orders	3,416	3,249	5,996	5,521
Net order value (a)	$1,383,512	$1,203,002	$2,468,934	$2,027,676
Cancellation rates (b)	21%	21%	22%	24%
Ending backlog — homes	5,612	5,205	5,612	5,205
Ending backlog — value	$2,181,416	$1,829,102	$2,181,416	$1,829,102
Ending community count	236	242	236	242
Average community count	238	242	237	243

(a)
Net order value represents the potential future housing revenues associated with net orders generated during a period, as well as homebuyer selections of lot and product premiums and design studio options and upgrades for homes in backlog during the same period.

(b)	Cancellation rates represent the total number of contracts for new homes canceled during a period divided by the total (gross) orders for new homes generated during the same period.
Net Orders. For the three months ended May 31, 2017, net orders from our homebuilding operations grew 5% from the year-earlier period, despite a 2% decrease in our average community count, reflecting a 7% increase in absorptions to 4.8 homes per community, per month. The combination of higher net orders and a higher overall average selling price resulted in the value of our 2017 second quarter net orders increasing 15% from the year-earlier quarter. We had particularly strong growth in our West Coast and Southwest homebuilding reporting segments. In our West Coast homebuilding reporting segment, net order value increased 23% from the year-earlier quarter, reflecting 7% growth in net orders and a 15% increase in the average selling price of those orders. In our Southwest homebuilding reporting segment, net order value rose 19% year over year as a result of 16% growth in net orders and a 2% rise in the average selling price of those orders. Our cancellation rate as a percentage of gross orders for the three months ended May 31, 2017 remained even with the year-earlier quarter. As a percentage of beginning backlog, our second quarter cancellation rate improved to 19% in 2017 from 21% in 2016. For the six months ended May 31, 2017, net orders increased 9% and net order value grew 22% from the corresponding period of 2016, while the cancellation rate as a percentage of gross orders also improved.
Backlog. The number of homes in our backlog at May 31, 2017 rose 8% from May 31, 2016. The potential future housing revenues in our backlog at May 31, 2017 grew 19% from May 31, 2016, reflecting the larger number of homes in our backlog and the higher average selling price of those homes. The average selling price of our homes in backlog increased 11%. The growth in our backlog value reflected year-over-year increases in three of our four homebuilding reporting segments, ranging from 6% in our Central homebuilding reporting segment to 42% in our West Coast homebuilding reporting segment.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2017 second quarter decreased 2% on a year-over-year basis, as increases in our West Coast, Southwest and Central homebuilding reporting segments were more than offset by a 26% decline in our Southeast homebuilding reporting segment stemming from fewer community openings over the past year, and the wind down of our Metro Washington, D.C. operations in 2016. For the six months ended May 31, 2017, our average and ending community counts each decreased 2% from the year-earlier period.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Revenues:
Housing	$995,660	$807,408	$1,806,607	$1,480,054
Land	4,412	1,054	9,711	4,150
Total	1,000,072	808,462	1,816,318	1,484,204
Costs and expenses:
Construction and land costs
Housing	(842,377)	(682,303)	(1,535,164)	(1,247,131)
Land	(4,219)	(6,411)	(9,512)	(10,401)
Total	(846,596)	(688,714)	(1,544,676)	(1,257,532)
Selling, general and administrative expenses	(103,917)	(93,810)	(196,806)	(181,742)
Total	(950,513)	(782,524)	(1,741,482)	(1,439,274)
Operating income	$49,559	$25,938	$74,836	$44,930
Homes delivered	2,580	2,329	4,804	4,282
Average selling price	$385,900	$346,700	$376,100	$345,600
Housing gross profit margin as a percentage of housing revenues	15.4%	15.5%	15.0%	15.7%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	16.0%	16.3%	15.6%	16.2%
Adjusted housing gross profit margin as a percentage of housing revenues	21.0%	20.7%	20.5%	20.7%
Selling, general and administrative expenses as a percentage of housing revenues	10.4%	11.6%	10.9%	12.3%
Operating income as a percentage of homebuilding revenues	5.0%	3.2%	4.1%	3.0%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of May 31, 2017, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2017	2016	2017	2016	2017	2016
West Coast	730	581	1,065	995	13%	14%
Southwest	436	392	629	541	18	16
Central	1,005	906	1,275	1,210	27	26
Southeast	409	450	447	503	22	28
Total	2,580	2,329	3,416	3,249	21%	21%

	Three Months Ended May 31,
	Net Order Value			Average Community Count
Segment	2017	2016	Variance	2017	2016	Variance
West Coast	$705,358	$572,882	23%	66	61	8%
Southwest	184,802	155,337	19	41	37	11
Central	368,007	328,242	12	92	91	1
Southeast	125,345	146,541	(14)	39	53	(26)
Total	$1,383,512	$1,203,002	15%	238	242	(2)%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2017	2016	2017	2016	2017	2016
West Coast	1,336	1,089	1,891	1,550	13%	18%
Southwest	843	742	1,085	900	19	19
Central	1,866	1,671	2,235	2,111	28	28
Southeast	759	780	785	960	25	26
Total	4,804	4,282	5,996	5,521	22%	24%

	Net Order Value			Average Community Count
Segment	2017	2016	Variance	2017	2016	Variance
West Coast	$1,288,861	$910,493	42%	65	59	10%
Southwest	316,533	262,625	21	40	37	8
Central	642,890	581,457	11	91	91	—
Southeast	220,650	273,101	(19)	41	56	(27)
Total	$2,468,934	$2,027,676	22%	237	243	(2)%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2017	2016	Variance	2017	2016	Variance
West Coast	1,468	1,199	22%	$999,269	$703,346	42%
Southwest	1,046	763	37	300,530	218,047	38
Central	2,348	2,282	3	674,406	638,052	6
Southeast	750	961	(22)	207,211	269,657	(23)
Total	5,612	5,205	8%	$2,181,416	$1,829,102	19%
Revenues. Homebuilding revenues for the three months ended May 31, 2017 rose 24% from the year-earlier period to $1.00 billion, primarily due to an increase in housing revenues.
Housing revenues increased 23% year over year to $995.7 million for the quarter ended May 31, 2017 due to increases in both the number of homes we delivered and the overall average selling price of those homes. We delivered 2,580 homes in the 2017 second quarter, up 11% from the year-earlier period, largely due to the 11% higher backlog level we had at the beginning of the current quarter. The overall average selling price of homes delivered rose 11% year over year to $385,900 for the three months ended May 31, 2017, reflecting a shift in product and geographic mix and generally rising home prices.
Land sale revenues totaled $4.4 million for the three months ended May 31, 2017 and $1.1 million for the three months ended May 31, 2016. The higher land sale revenues in the 2017 second quarter reflected the execution of our plans, as announced in the 2016 fourth quarter, to monetize certain non-strategic land parcels through land sales as part of our returns-focused growth plan.

These land sales are expected to generate cash that we can redeploy for investments in land that are expected to generate a higher return and grow our business, or reduce our debt. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
For the six months ended May 31, 2017, our homebuilding revenues increased 22% from the year-earlier period to $1.82 billion. Housing revenues for the six months ended May 31, 2017 rose $326.6 million, or 22%, from the corresponding period of 2016, reflecting growth in the number of homes delivered and an increase in the overall average selling price of those homes. For the first six months of 2017, we delivered 4,804 homes, which represented an increase of 12% from the year-earlier period. The overall average selling price of homes delivered for the six months ended May 31, 2017 rose 9% from the corresponding period of 2016 to $376,100.
Land sale revenues increased to $9.7 million for the six months ended May 31, 2017 from $4.2 million for the six months ended May 31, 2016, reflecting the factors discussed above with respect to our 2017 second quarter land sale revenues.
Operating Income. Our homebuilding operating income increased 91% to $49.6 million for the three months ended May 31, 2017. Homebuilding operating income for the 2017 second quarter included $6.0 million of inventory impairment and land option contract abandonment charges, compared to $11.7 million of such charges in the corresponding 2016 quarter. The charges in the 2016 second quarter were in part the result of our decision to wind down our Metro Washington, D.C. operations. As a percentage of homebuilding revenues, our homebuilding operating income increased 180 basis points year over year to 5.0% for the three months ended May 31, 2017.
For the six months ended May 31, 2017, our homebuilding operating income of $74.8 million rose 67% from the corresponding period of 2016. The six-month period ended May 31, 2017 included total inventory impairment and land option contract abandonment charges of $10.0 million, compared to $13.7 million in the six-month period ended May 31, 2016. As a percentage of homebuilding revenues, homebuilding operating income for the six months ended May 31, 2017 improved 110 basis points year over year to 4.1%.
The year-over-year improvements in our homebuilding operating income for the three-month and six-month periods ended May 31, 2017 primarily reflected increases in housing gross profits that were partly offset by increases in selling, general and administrative expenses. In addition, the year-over-year comparison for the three months and six months ended May 31, 2017 reflected nominal profits from land sales in the current period, compared to land sale losses in the year-earlier period, as further discussed below.
Housing gross profits increased to $153.3 million for the three months ended May 31, 2017 from $125.1 million for the year-earlier period. Our housing gross profits for the 2017 and 2016 second quarters included inventory-related charges of $6.0 million and $6.4 million, respectively.
Our housing gross profit margin for the 2017 second quarter declined 10 basis points year over year to 15.4%, primarily due to an increase in the amortization of previously capitalized interest (approximately 60 basis points), partly offset by improved operating leverage on fixed costs as a result of the increased volume of homes delivered and corresponding higher housing revenues (approximately 30 basis points) and lower inventory-related charges (approximately 20 basis points). The increase in the amortization of previously capitalized interest as a percentage of housing revenues was mainly due to longer-term development and/or extended construction time frames for certain communities in our West Coast homebuilding reporting segment. Sales incentives did not impact our year-over-year housing gross profit margin comparison for the three months ended May 31, 2017.
Excluding the amortization of previously capitalized interest associated with housing operations of $49.3 million and $35.6 million in the three-month periods ended May 31, 2017 and 2016, respectively, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin improved 30 basis points from the year-earlier quarter to 21.0%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2017 second quarter rose to $103.9 million from $93.8 million for the year-earlier quarter, mainly due to higher variable expenses associated with the year-over-year increases in homes delivered and corresponding revenues. As a percentage of housing revenues, selling, general and administrative expenses improved 120 basis points from the prior-year period to 10.4% for the three months ended May 31, 2017, largely due to improved operating leverage on fixed costs from the increased volume of homes delivered and corresponding higher housing revenues, and our ongoing efforts to contain our overhead costs to the extent possible.
Land sale profits totaled $.2 million for the three months ended May 31, 2017, compared to land sale losses of $5.4 million for the year-earlier quarter. The land sale losses in the 2016 second quarter were mainly comprised of inventory impairment charges associated with the sales of two land parcels in the Metro Washington, D.C. market as part of the wind down of our operations in that market.
Our housing gross profits of $271.4 million for the six months ended May 31, 2017 increased $38.5 million, or 17%, from $232.9 million for the year-earlier period. Housing gross profits for the six months ended May 31, 2017 included $10.0 million of inventory impairment and land option contract abandonment charges. For the six months ended May 31, 2016, housing gross profits included $7.6 million of such charges. Our housing gross profit margin of 15.0% for the first six months of 2017 decreased 70 basis points year over year, primarily reflecting the impact of higher construction and land costs and an increase in the amortization of previously capitalized interest, partly offset by improved operating leverage on fixed costs as a result of the increased volume of homes delivered and corresponding higher housing revenues, and lower inventory impairment and land option contract abandonment charges. Sales incentives as a percentage of housing revenues for the six months ended May 31, 2017 were approximately the same as the year-earlier period. In the six months ended May 31, 2017, our adjusted housing gross profit margin declined 20 basis points year over year to 20.5%.
Selling, general and administrative expenses increased $15.1 million, or 8%, year over year to $196.8 million for the six months ended May 31, 2017 from $181.7 million for the corresponding period of 2016 for the reasons described above with respect to the three months ended May 31, 2017. As a percentage of housing revenues, selling, general and administrative expenses improved 140 basis points year over year to 10.9% for the six months ended May 31, 2017.
For the six months ended May 31, 2017, land sales generated profits of $.2 million. For the six months ended May 31, 2016, land sale losses of $6.3 million reflected the inventory impairment charges associated with the wind down of our operations in the Metro Washington, D.C. market, and inventory impairment charges recorded in the 2016 first quarter related to the sales of our last remaining land parcels in the Rio Grande Valley area of Texas, which closed in the 2016 second quarter.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventories as of May 31, 2017 within five years. The following table presents our inventories as of May 31, 2017 based on our current estimated timeframe for delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$2,036.8	$1,114.0	$264.6	$72.8	$3,488.2
The inventories in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments, and collectively represented 90% of our total inventories at May 31, 2017. These categories collectively represented 91% of our total inventories as of November 30, 2016. Inventories in the 6-10 years category were also located in all of our homebuilding reporting segments but largely in our West Coast and Central segments, while inventories in the greater than 10 years category were primarily located in our Southwest homebuilding reporting segment. The inventories in the 6-10 years and greater than 10 years categories were generally comprised of land held for future development.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventories, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
Deterioration in the supply and demand factors in the overall housing market or in an individual market or submarket, or changes to our operational or selling strategy at certain communities, may lead to additional inventory impairment charges, future charges associated with land sales or the abandonment of land option contracts or other similar contracts related to certain assets. Due to the nature or location of the projects, land held for future development that we activate as part of our strategic growth initiatives or to accelerate sales and/or our return on investment, or that we otherwise monetize to help increase our asset efficiency, may have a somewhat greater likelihood of being impaired than other of our active inventory.
We believe that the carrying value of our inventories as of May 31, 2017 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as specific attributes or circumstances of each community or land parcel in our inventory that could be indicators of potential impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.2 million for the three months ended May 31, 2017 and $.1 million for the three months ended May 31, 2016. For the six months ended May 31, 2017 and 2016, our interest income totaled $.4 million and $.3 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three months ended May 31, 2017 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period. As a result, we had no interest expense for the three months ended May 31, 2017, compared to $2.0 million for the three months ended May 31, 2016. For the six months ended May 31, 2017, our interest expense, net of amounts capitalized, totaled $6.3 million, compared to $5.7 million for the year-earlier period. Our interest expense for the six months ended May 31, 2017 included a charge of $5.7 million for the early extinguishment of debt associated with our optional redemption of $100.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017. The redemption, which was completed on January 13, 2017 using internally generated cash, represented a step toward reducing our debt in line with our returns-focused growth plan.

During the six months ended May 31, 2017 and the three months and six months ended May 31, 2016, the average amount of our inventory qualifying for interest capitalization was lower than our average debt level and, therefore, a portion of the interest we incurred was reflected as interest expense.
Interest incurred decreased to $43.3 million for the three months ended May 31, 2017 from $46.3 million for the year-earlier period, due to the lower average debt level in the current period as a result of the above-mentioned optional redemption of the 9.10% Senior Notes due 2017. We capitalized all of the interest incurred in the three months ended May 31, 2017 and $44.3 million, or 96%, of the interest incurred in the three months ended May 31, 2016. For the six months ended May 31, 2017, interest incurred increased to $93.4 million from $92.5 million for the year-earlier period due to the above-mentioned charge for the early extinguishment of debt, partly offset by the impact of a lower average debt level in the current period. We capitalized $87.1 million and $86.8 million of the interest incurred in the six months ended May 31, 2017 and 2016, respectively. The percentage of interest capitalized, excluding the charge for the early extinguishment of debt in the current period, was 99% and 94% for the six months ended May 31, 2017 and 2016, respectively. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization and the amount of debt outstanding.
Interest amortized to construction and land costs associated with housing operations increased to $49.3 million for the three months ended May 31, 2017 from $35.6 million for the year-earlier period. For the six months ended May 31, 2017, interest amortized to construction and land costs associated with housing operations rose to $88.2 million from $65.8 million for the year-earlier period. The year-over-year increases in interest amortized for the three-month and six-month periods ended May 31, 2017 reflected increases in both the number of homes delivered and the overall construction and land costs attributable to those homes. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 5.0% and 4.4% for the three months ended May 31, 2017 and 2016, respectively, and 4.9% and 4.4% for the six months ended May 31, 2017 and 2016, respectively. The year-over-year increase in the amortization of previously capitalized interest as a percentage of housing revenues for both the three-month and six-month periods ended May 31, 2017 was mainly due to longer-term development and/or extended construction time frames for certain communities in our West Coast homebuilding reporting segment. Additionally, interest amortized to construction and land costs in the 2017 second quarter included $1.1 million related to land sales that occurred during the period. For the six months ended May 31, 2017 and 2016, interest amortized to construction and land costs included $1.6 million and $.5 million, respectively, of amortization of previously capitalized interest related to land sales that occurred during those periods.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $.6 million for the three months ended May 31, 2017 and $.8 million for the three months ended May 31, 2016. For the six months ended May 31, 2017, our equity in income of unconsolidated joint ventures was $.1 million, compared to equity in loss of unconsolidated joint ventures of $1.4 million for the same period of 2016. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Housing revenues	$995,660	$807,408	$1,806,607	$1,480,054
Housing construction and land costs	(842,377)	(682,303)	(1,535,164)	(1,247,131)
Housing gross profits	153,283	125,105	271,443	232,923
Add: Inventory-related charges (a)	6,001	6,384	10,009	7,563
Housing gross profits excluding inventory-related charges	159,284	131,489	281,452	240,486
Add: Amortization of previously capitalized interest (b)	49,345	35,551	88,218	65,757
Adjusted housing gross profits	$208,629	$167,040	$369,670	$306,243
Housing gross profit margin as a percentage of housing revenues	15.4%	15.5%	15.0%	15.7%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	16.0%	16.3%	15.6%	16.2%
Adjusted housing gross profit margin as a percentage of housing revenues	21.0%	20.7%	20.5%	20.7%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding (1) housing inventory impairment and land option contract abandonment charges (as applicable) recorded during a given period and (2) amortization of previously capitalized interest associated with housing operations, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profits we generated specifically on the homes delivered during a given period. This non-GAAP financial measure isolates the impact that the housing inventory impairment and land option contract abandonment charges, and the amortization of previously capitalized interest associated with housing operations, have on housing gross profit margins, and allows investors to make comparisons with our competitors that adjust housing gross profit margins in a similar manner. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of housing inventory impairment and land option contract abandonment charges, and amortization of previously capitalized interest associated with housing operations. This financial measure assists us in making strategic decisions regarding community location and product mix, product pricing and construction pace.

Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	May 31, 2017	November 30, 2016
Notes payable	$2,510,121	$2,640,149
Stockholders’ equity	1,772,388	1,723,145
Total capital	$4,282,509	$4,363,294
Ratio of debt to capital	58.6%	60.5%

Notes payable	$2,510,121	$2,640,149
Less: Cash and cash equivalents	(348,588)	(592,086)
Net debt	2,161,533	2,048,063
Stockholders’ equity	1,772,388	1,723,145
Total capital	$3,933,921	$3,771,208
Ratio of net debt to capital	54.9%	54.3%

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
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2017	2016	Variance		2017	2016	Variance
Revenues	$460,600	$331,273	39%		$816,432	$615,119	33%
Construction and land costs	(394,513)	(287,930)	(37)		(702,135)	(526,727)	(33)
Selling, general and administrative expenses	(29,129)	(22,892)	(27)		(53,589)	(44,133)	(21)
Operating income	$36,958	$20,451	81%		$60,708	$44,259	37%

Homes delivered	730	581	26%		1,336	1,089	23%
Average selling price	$631,000	$570,200	11%		$611,100	$564,800	8%
Housing gross profit margin	14.3%	13.1%	120	bps	14.0%	14.4%	(40	)bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2017 and 2016 were generated solely from housing operations. Housing revenues for the 2017 second quarter and first half grew 39% and 33%, respectively, from the corresponding year-earlier periods due to increases both in the number of homes delivered and the average selling price of those homes. The increases in the number of homes delivered in the three-month and six-month periods ended May 31, 2017 primarily reflected the substantially higher backlog level at the beginning of each period as compared to the corresponding year-earlier period, and were largely attributable to our northern California operations. The average selling price of homes delivered during the three months and six months ended May 31, 2017 rose from the corresponding periods of 2016 due to a shift in product and geographic mix, and generally rising home prices.

Operating income for the three months ended May 31, 2017 increased significantly from the year-earlier period, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. Housing gross profits increased as a result of the higher volume of homes delivered and an increase in the housing gross profit margin. The year-over-year growth in the housing gross profit margin was mainly due to improved operating leverage from the increased volume of homes delivered and corresponding higher housing revenues and a shift in product and geographic mix, partly offset by higher construction and land costs and an increase in the amortization of previously capitalized interest. Inventory-related charges impacting the 2017 second quarter housing gross profit margin totaled $4.2 million, compared to $4.8 million in the year-earlier quarter. Selling, general and administrative expenses for the three months ended May 31, 2017 increased from the year-earlier period, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.
For the six months ended May 31, 2017, operating income rose 37% from the year-earlier period, reflecting growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. The increase in housing gross profits reflected the higher volume of homes delivered, partly offset by a decrease in the housing gross profit margin. The year-over-year decline in the housing gross profit margin was mainly due to higher construction and land costs, a shift in product and geographic mix of homes delivered, an increase in the amortization of previously capitalized interest, and the impact of favorable warranty adjustments in the 2016 first quarter. These impacts were partly offset by improved operating leverage from the increased volume of homes delivered and corresponding higher housing revenues. Inventory-related charges impacting the housing gross profit margin totaled $5.0 million for each of the six-month periods ended May 31, 2017 and 2016. Selling, general and administrative expenses for the 2017 first half increased from the year-earlier period, primarily for the reasons described above with respect to the three months ended May 31, 2017.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2017	2016	Variance		2017	2016	Variance
Revenues	$126,189	$111,671	13%		$243,825	$212,003	15%
Construction and land costs	(105,541)	(91,446)	(15)		(205,279)	(172,751)	(19)
Selling, general and administrative expenses	(10,566)	(9,581)	(10)		(21,020)	(15,291)	(37)
Operating income	$10,082	$10,644	(5	) %	$17,526	$23,961	(27	) %

Homes delivered	436	392	11%		843	742	14%
Average selling price	$289,400	$284,900	2%		$289,200	$285,700	1%
Housing gross profit margin	16.4%	18.1%	(170	)bps	15.8%	18.5%	(270	)bps
This segment’s revenues for the three months and six months ended May 31, 2017 and 2016 were generated solely from housing operations. Housing revenues for the three-month and six-month periods ended May 31, 2017 increased 13% and 15%, respectively, from the corresponding year-earlier periods, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered primarily reflected this segment having more homes in backlog at the beginning of each of the 2017 periods as compared to the corresponding 2016 periods. The year-over-year increase in the number of homes delivered for the three months ended May 31, 2017 was attributable to both our Arizona and Nevada operations, while the increase for the six months ended May 31, 2017 primarily occurred in our Nevada operations.
Operating income for the three months ended May 31, 2017 decreased slightly from the corresponding period of 2016, mainly due to higher selling, general and administrative expenses. Housing gross profits were essentially flat compared to the year-earlier quarter, reflecting an increase in the number of homes delivered, mostly offset by a decline in the housing gross profit margin. The year-over-year decrease in the housing gross profit margin reflected higher construction and land costs and a shift in product mix of homes delivered, as well as favorable warranty adjustments in the year-earlier period. Selling, general and administrative expenses for the 2017 second quarter rose from the corresponding 2016 quarter, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.
For the six months ended May 31, 2017, this segment’s operating income declined from the year-earlier period, reflecting lower housing gross profits and higher selling, general and administrative expenses. The decrease in housing gross profits reflected a year-over-year decline in the housing gross profit margin, partly offset by an increase in the number of homes delivered. The housing gross profit margin declined on a year-over-year basis for the reasons described above with respect to the three-month period ended May 31, 2017, and higher inventory-related charges. Inventory-related charges impacting the housing gross profit margin totaled $1.3 million for the six months ended May 31, 2017, compared to $.1 million for the year-earlier period. Selling, general and administrative expenses for the 2017 first half rose from the year-earlier period, primarily for the reasons described above with respect to the three months ended May 31, 2017, and the inclusion of a favorable legal settlement in the 2016 first half.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2017	2016	Variance		2017	2016	Variance
Revenues	$292,746	$240,232	22%		$535,002	$442,393	21%
Construction and land costs	(237,956)	(192,478)	(24)		(436,423)	(359,633)	(21)
Selling, general and administrative expenses	(27,805)	(24,857)	(12)		(51,762)	(48,959)	(6)
Operating income	$26,985	$22,897	18%		$46,817	$33,801	39%

Homes delivered	1,005	906	11%		1,866	1,671	12%
Average selling price	$289,000	$264,000	9%		$282,800	$262,300	8%
Housing gross profit margin	18.9%	20.0%	(110	)bps	18.7%	19.1%	(40	)bps
This segment’s revenues for the three months and six months ended May 31, 2017 and 2016 were generated from both housing operations and land sales. Housing revenues for the 2017 second quarter increased 21% to $290.4 million from $239.2 million for the year-earlier quarter. For six months ended May 31, 2017, housing revenues rose 20% to $527.7 million from $438.2 million. The housing revenue growth in each period of 2017 reflected increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered in the 2017 second quarter and first half reflected increases from both our Texas and Colorado operations. The average selling price for the three months and six months ended May 31, 2017 rose from the corresponding periods of 2016, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix, and generally rising home prices. Land sale revenues for the three months ended May 31, 2017 and 2016 totaled $2.3 million and $1.1 million, respectively, while such revenues for the six months ended May 31, 2017 and 2016 totaled $7.3 million and $4.2 million, respectively.
Operating income for the three months ended May 31, 2017 increased $4.1 million from the year-earlier period, mainly due to growth in housing gross profits, partly offset by an increase in selling, general and administrative expenses. Housing gross profits expanded due to the increased volume of homes delivered, partially offset by a decrease in the housing gross profit margin. The housing gross profit margin declined from the year-earlier quarter, largely due to higher construction and land costs and a shift in product mix of homes delivered. Land option contract abandonment charges impacting the housing gross profit margin for the three months ended May 31, 2017 totaled $.5 million. There were no such inventory-related charges in the year-earlier quarter. Land sales generated break-even results in the three months ended May 31, 2017 and 2016. Selling, general and administrative expenses for the 2017 second quarter increased from the year-earlier quarter due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues, partly offset by lower overhead costs as a result of our cost containment efforts.
For the six months ended May 31, 2017, operating income increased $13.0 million from the year-earlier period, mainly due to growth in housing gross profits and the absence of land sale losses in the current period. The increase in housing gross profits reflected an increase in the number of homes delivered, partly offset by a lower housing gross profit margin. The housing gross profit margin decreased from the year-earlier period due to the reasons described above with respect to the three months ended May 31, 2017, partly offset by unfavorable warranty adjustments in the year-earlier period. Land option contract abandonment charges impacting the housing gross profit margin totaled $.5 million for each of the six-month periods ended May 31, 2017 and 2016. Land sales generated nominal profits for the six months ended May 31, 2017, compared to a loss of $.9 million for the six months ended May 31, 2016. The land sale loss in the year-earlier period included an inventory impairment charge of approximately $.8 million related to the sales of our last remaining land parcels in the Rio Grande Valley area of Texas. Selling, general and administrative expenses for the 2017 first half increased compared to the corresponding period of 2016, mainly due to the reasons described above with respect to the three months ended May 31, 2017. In addition, the 2016 first half included an increase to a legal accrual.

Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2017	2016	Variance		2017	2016	Variance
Revenues	$120,537	$125,286	(4	) %	$221,059	$214,689	3%
Construction and land costs	(106,962)	(115,410)	7		(197,939)	(195,306)	(1)
Selling, general and administrative expenses	(13,096)	(14,601)	10		(24,787)	(30,221)	18
Operating income (loss)	$479	$(4,725)	(a)		$(1,667)	$(10,838)	85%

Homes delivered	409	450	(9	) %	759	780	(3	) %
Average selling price	$289,600	$278,400	4%		$288,100	$275,200	5%
Housing gross profit margin	11.3%	12.2%	(90	)bps	10.5%	11.5%	(100	)bps

(a)	Percentage not meaningful.
This segment’s revenues for the the three months and six months ended May 31, 2017 were generated from both housing operations and land sales. Revenues for the three months and six months ended May 31, 2016 were generated solely from housing operations. Housing revenues for the three months ended May 31, 2017 decreased 5% from the year-earlier period to $118.5 million, reflecting a decrease in the number of homes delivered, partly offset by an increase in the average selling price of those homes. For the six months ended May 31, 2017, housing revenues increased 2% to $218.7 million as an increase in the average selling price was partly offset by a decrease in the number of homes delivered. The year-over-year decreases in the number of homes delivered for the three months and six months ended May 31, 2017 mainly reflected the wind down of our Metro Washington, D.C. operations. The average selling price for the three months and six months ended May 31, 2017 rose from the corresponding 2016 periods, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally rising home prices. Land sale revenues for the three months and six months ended May 31, 2017 totaled $2.1 million and $2.4 million, respectively.
For the three months ended May 31, 2017, this segment generated operating income, compared to a loss in the year-earlier period mainly due to a decrease in selling, general and administrative expenses and the absence of land sale losses in the current period, partly offset by a decrease in housing gross profits. The year-over-year decline in housing gross profits reflected both a decrease in the number of homes delivered and a lower housing gross profit margin. This segment’s housing gross profit margin decreased on a year-over-year basis, primarily due to higher overall construction and land costs. In the 2017 second quarter, inventory-related charges impacting the housing gross profit margin totaled $1.3 million, compared to $1.4 million for the prior-year quarter. Sales incentives as a percentage of housing revenues in the 2017 second quarter increased slightly from the year-earlier quarter. Land sales generated profits of $.2 million for the quarter ended May 31, 2017. Land sale losses of $5.4 million for the three months ended May 31, 2016 reflected inventory impairment charges associated with the sales of two land parcels in the Metro Washington, D.C. area as part of the wind down of our operations in that market. Selling, general and administrative expenses decreased in the 2017 second quarter from the year-earlier period, primarily due to lower overhead costs and a lower volume of homes delivered.
For the six months ended May 31, 2017, this segment’s operating loss improved from the year-earlier period mainly due to a decrease in selling, general and administrative expenses and improved land sale results, partly offset by a decline in housing gross profits. Housing gross profits decreased compared to the year-earlier period, for the reasons described above with respect to the three months ended May 31, 2017. This segment’s housing gross profit margin decreased on a year-over-year basis, primarily due to higher overall construction and land costs and an increase in inventory-related charges, partly offset by unfavorable warranty adjustments in the year-earlier period. In the 2017 first half, inventory-related charges impacting the housing gross profit margin totaled $3.2 million, compared to $2.0 million for the prior-year period. Sales incentives as a percentage of housing revenues in the first six months of 2017 increased slightly from the year-earlier period. Land sales generated profits of $.2 million for the six months ended May 31, 2017. Land sale losses of $5.4 million for the six months ended May 31, 2016 reflected inventory impairment charges associated with the wind down of our operations in the Metro Washington, D.C. area, as described above. Selling, general and administrative expenses for the six-month period ended May 31, 2017 decreased from the year-earlier period, primarily due to lower overhead costs as a result of our cost containment efforts, the wind down of our Metro Washington, D.C. operations in 2016, and the lower volume of homes delivered. In addition, the 2016 period included a legal settlement of $2.5 million.

FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Revenues	$2,722	$2,588	$5,072	$5,217
Expenses	(816)	(871)	(1,635)	(1,730)
Equity in income (loss) of unconsolidated joint ventures	911	(197)	940	(784)
Pretax income	$2,817	$1,520	$4,377	$2,703
Revenues. Financial services revenues for the three months ended May 31, 2017 increased slightly to $2.7 million from $2.6 million for the year-earlier period. For the six months ended May 31, 2017, financial services revenues decreased slightly to $5.1 million from $5.2 million for the corresponding period of 2016.
Expenses. General and administrative expenses totaled $.8 million and $.9 million for the three-month periods ended May 31, 2017 and May 31, 2016, respectively. For the six months ended May 31, 2017 and 2016, general and administrative expenses totaled $1.6 million and $1.7 million, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $.9 million for the three months ended May 31, 2017, compared to the equity in loss of unconsolidated joint ventures of $.2 million for the three months ended May 31, 2016. For the six months ended May 31, 2017, the equity in income of unconsolidated joint ventures was $.9 million, compared to the equity in loss of unconsolidated joint ventures of $.8 million for corresponding period of 2016. The year-over-year changes for the three-month and six-month periods ended May 31, 2017 primarily reflected the commencement of KBHS’ operations in 2017, as described below, and the wind down of HCM in the latter part of 2016. The equity in loss of unconsolidated joint ventures for the three months and six months ended May 31, 2016 was solely related to HCM’s operations. As part of the wind down of HCM’s operations, which is discussed in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report, HCM stopped originating loans in October 2016 and had no significant impact on our consolidated statements of operations for the three months or six months ended May 31, 2017.
In connection with the wind-down process, our equity in loss of unconsolidated joint ventures in the 2016 fourth quarter reflected an increase in HCM’s reserves for potential future losses on certain loans it originated. While we believe we will not need to record any additional charges in connection with the wind down of HCM, it is reasonably possible that we may incur further losses with respect to our equity interest in future periods as the wind down of HCM is completed. Although we are currently unable to estimate the amount or range of such losses, if any, we believe they would not have a material impact on our consolidated financial statements.
In the 2016 fourth quarter, a subsidiary of ours and a subsidiary of Stearns Lending entered into an agreement to form KBHS, an unconsolidated mortgage banking joint venture that will offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns Lending each have a 50.0% ownership interest in KBHS, with Stearns Lending providing management oversight of KBHS’ operations. KBHS was operational in all of our served markets outside of California as of May 31, 2017, and became operational in California in June 2017. Our financial services reporting segment is separately reported in our consolidated financial statements.
INCOME TAXES
Our income tax expense totaled $20.2 million and $9.2 million for the three months ended May 31, 2017 and 2016, respectively. For the six months ended May 31, 2017 and 2016, our income tax expense was $27.4 million and $12.1 million, respectively. Our income tax expense for the three months ended May 31, 2017 reflected the favorable impact of $.1 million of federal energy tax credits we earned from building energy-efficient homes, resulting in an effective income tax rate of 38.9%. For the three months ended May 31, 2016, our effective income tax rate of 37.1% reflected the favorable impact of $.4 million of federal energy tax credits. Income tax expense for the six months ended May 31, 2017 and 2016 reflected the favorable impact of federal energy tax credits of $1.2 million and $3.7 million, respectively. Our effective income tax rate was 37.3% for the six months ended May 31, 2017 and 29.6% for the six months ended May 31, 2016. The majority of the federal energy tax credits for the three-month and six-month periods ended May 31, 2017 and 2016 resulted from legislation enacted in 2015 that extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2016. There has been no new legislation enacted extending the business tax credit beyond December 31, 2016.

At May 31, 2017 and November 30, 2016, we had deferred tax assets of $736.7 million and $763.8 million, respectively, that were partly offset by a valuation allowance of $24.8 million at each date. The deferred tax asset valuation allowances as of May 31, 2017 and November 30, 2016 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates.
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
Our investments in land and land development totaled $706.6 million for the six months ended May 31, 2017, compared to $702.6 million for the corresponding period of 2016. Approximately 48% of our total investments in the six months ended May 31, 2017 related to land acquisition, compared to approximately 51% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first six months of 2017 and 2016, approximately 60% and 63%, respectively, of these investments were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in 2018 and beyond.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	May 31, 2017		November 30, 2016		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	10,781	$1,774,555	10,904	$1,726,740	(123)	$47,815
Southwest	8,928	548,834	8,338	522,320	590	26,514
Central	18,378	804,205	18,272	769,237	106	34,968
Southeast	6,998	360,610	7,311	384,931	(313)	(24,321)
Total	45,085	$3,488,204	44,825	$3,403,228	260	$84,976
The carrying value of the lots owned or controlled under land option contracts and other similar contracts at May 31, 2017 increased from November 30, 2016 primarily due to the investments in land and land development we made during the six months ended May 31, 2017, and an increase in the number of homes under construction, reflecting our higher backlog level. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 20% at May 31, 2017, compared to 21% at November 30, 2016. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
We ended our 2017 second quarter with $348.6 million of cash and cash equivalents, compared to $592.1 million at November 30, 2016. The majority of our cash and cash equivalents at May 31, 2017 and November 30, 2016 was invested in interest-bearing bank deposit accounts.

Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2017	November 30, 2016	Variance
Mortgages and land contracts due to land sellers and other loans	$33,447	$66,927	$(33,480)
Senior notes	2,248,701	2,345,843	(97,142)
Convertible senior notes	227,973	227,379	594
Total	$2,510,121	$2,640,149	$(130,028)
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
Our financial leverage, as measured by the ratio of debt to capital, was 58.6% at May 31, 2017, compared to 60.5% at November 30, 2016. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at May 31, 2017 was 54.9%, compared to 54.3% at November 30, 2016.
LOC Facility. We had no letters of credit outstanding under the LOC Facility at May 31, 2017 or November 30, 2016.
Unsecured Revolving Credit Facility. We have a $275.0 million Credit Facility that will mature on August 7, 2019. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2017, we had no cash borrowings and $32.4 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2017, we had $242.6 million available for cash borrowings under the Credit Facility, with up to $105.1 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the three months ended May 31, 2017 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2016.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2017:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.24 billion	$1.77 billion
Leverage Ratio	<	.650	.586
Interest Coverage Ratio (a)	>	1.500	2.405
Minimum liquidity (a)	>	$178.4 million	$348.6 million
Investments in joint ventures and non-guarantor subsidiaries	<	$471.9 million	$104.8 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$548.0 million

(a)
Under the terms of the Credit Facility, we are required to meet either the Interest Coverage Ratio or a minimum level of liquidity, but not both. As of May 31, 2017, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
As of May 31, 2017, we were in compliance with the applicable terms of all our covenants under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2017, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $33.4 million, secured primarily by the underlying property, which had an aggregate carrying value of $61.6 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In April 2017, Moody’s Investor Services upgraded our corporate credit rating to B1, with a stable outlook, from B2, with a positive outlook. As of May 31, 2017, our credit rating by Fitch Ratings was B+, with a stable outlook, and our credit rating by Standard and Poor’s Financial Services was B, with a positive outlook.
Consolidated Cash Flows. The following table presents a summary of net cash used in our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2017	2016
Net cash used in:
Operating activities	$(64,580)	$(167,459)
Investing activities	(8,247)	(3,626)
Financing activities	(170,801)	(112,707)
Net decrease in cash and cash equivalents	$(243,628)	$(283,792)
Operating Activities. Operating activities used net cash of $64.6 million in the six months ended May 31, 2017 and $167.5 million in the six months ended May 31, 2016. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.
Our net cash used in operating activities for the six months ended May 31, 2017 largely reflected net cash of $100.5 million used for investments in inventories, a net decrease in accounts payable, accrued expenses and other liabilities of $54.7 million and a net increase in receivables of $2.9 million, partly offset by net income of $46.0 million. In the six months ended May 31, 2016, our net cash used in operating activities mainly reflected investments in inventories of $220.1 million, and a net decrease in accounts payable, accrued expenses and other liabilities of $29.5 million, partly offset by net income of $28.7 million and a net decrease in receivables of $13.7 million.
Investing Activities. Investing activities used net cash of $8.2 million in the six months ended May 31, 2017 and $3.6 million in the year-earlier period. In the six months ended May 31, 2017, our uses of cash included $11.1 million for contributions to unconsolidated joint ventures and $4.1 million for net purchases of property and equipment. These uses of cash were partially offset by a $7.0 million return of investments in unconsolidated joint ventures. In the six months ended May 31, 2016, cash of $2.9 million was used for net purchases of property and equipment and $.7 million was used for contributions to unconsolidated joint ventures.
Financing Activities. Financing activities used net cash of $170.8 million in the six months ended May 31, 2017 and $112.7 million in the six months ended May 31, 2016. In the six months ended May 31, 2017, cash was used for our optional early redemption of $100.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017, payments on mortgages and land contracts due to land sellers and other loans of $61.6 million, dividend payments on our common stock of $4.3 million and repurchases of previously issued shares of our common stock delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock and PSU awards, as well as shares forfeited by individuals upon their termination of employment at a total cost of $2.5 million. The cash used in financing activities for the six months ended May 31, 2017 was partly offset by $3.0 million of issuances of common stock under employee stock plans. In the six months ended May 31, 2016, cash was used for repurchases of shares of our common stock at a total cost of $87.5 million, payments on mortgages and land contracts due to land sellers and other loans of $26.6 million, and dividend payments on our common stock of $4.4 million. The cash used was partly offset by a decrease of $5.8 million in our restricted cash balance.
During the three months ended May 31, 2017 and May 31, 2016, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the six months ended May 31, 2017 and 2016 totaled $.050 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $177.8 million at May 31, 2017 and $198.8 million at November 30, 2016. Our investments in unconsolidated joint ventures totaled $64.0 million at both May 31, 2017 and November 30, 2016. As of May 31, 2017 and November 30, 2016, one of our unconsolidated joint ventures had outstanding secured debt of $33.0 million and $44.4 million, respectively, under a construction loan agreement. The unconsolidated joint venture’s outstanding secured debt is non-recourse to us and is scheduled to mature in August 2018. While we and our partner in the unconsolidated joint venture provided certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the unconsolidated joint venture’s outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the unconsolidated joint venture’s outstanding secured debt is material to our consolidated financial statements. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2017 or November 30, 2016. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at May 31, 2017 and November 30, 2016 was a VIE, but we were not the primary beneficiary of this VIE. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Of the 397 unconsolidated joint venture lots controlled under land option and other similar contracts at May 31, 2017, we are committed to purchase 99 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next three years for an aggregate purchase price of approximately $43.7 million under agreements that we entered into with the joint venture in 2016.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At May 31, 2017, we had total cash deposits of $31.4 million to purchase land having an aggregate purchase price of $855.9 million. At November 30, 2016, we had total deposits of $42.8 million to purchase land having an aggregate purchase price of $1.07 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at May 31, 2017, we estimate the remaining purchase price to be paid would be as follows: 2017 – $350.5 million; 2018 – $178.1 million; 2019 – $115.8 million; 2020 – $64.3 million; 2021 – $33.9 million; and thereafter – $81.9 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $26.2 million at May 31, 2017 and $56.0 million at November 30, 2016. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of May 31, 2017 and November 30, 2016 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluated our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $13.2 million at May 31, 2017 and $50.5 million at November 30, 2016, as further discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report.
Contractual Obligations. Due to our optional early redemption of $100.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017, which is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our contractual obligations as of May 31, 2017 have changed materially from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2016. The following table sets forth our future cash requirements related to the contractual obligations of our long-term debt and interest as of May 31, 2017 (in millions):

	Total	2017	2018-2019	2020-2021	Thereafter
Contractual obligations:
Long-term debt	$2,528.4	$195.8	$932.6	$350.0	$1,050.0
Interest	577.3	82.5	256.6	167.6	70.6
Total	$3,105.7	$278.3	$1,189.2	$517.6	$1,120.6
There have been no other significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2016.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2017 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2016.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.

Outlook
We believe the housing market will remain on a positive trajectory for the remainder of 2017 based on favorable industry fundamentals, including rising household formations, healthy economic conditions, high consumer confidence, and steady job and income growth, that are fueling demand with relatively low inventories of homes available for sale in many markets. The resale inventory supply continues to be below normal levels and for-sale housing starts are insufficient to meet demand and continue to lag behind historical levels. It is this supply/demand imbalance and improving national economy that drives our belief that the housing recovery trend will remain positive for the foreseeable future.
Given these dynamics in most of our served markets, and based on the year-over-year increase in our backlog value at May 31, 2017, we believe we are on track to achieve our primary objectives for 2017 as we continue to execute on our returns-focused growth plan. Our present outlook is as follows:
2017 Third Quarter:

•
We expect to generate housing revenues in the range of $1.08 billion to $1.15 billion, compared to $910 million in the year-earlier quarter, reflecting both the conversion of our higher backlog at May 31, 2017 into homes delivered and an anticipated overall average selling price of those homes in the range of $405,000 to $410,000.

•
We expect our housing gross profit margin will improve from the 2017 second quarter to approximately 16.4% to 16.7%, assuming no inventory impairment or land option contract abandonment charges. We believe our selling, general and administrative expenses as a percentage of housing revenues will be about 10.1%, improving on a sequential and year-over-year basis due to our anticipated improved operating leverage from an increase in homes delivered and corresponding higher housing revenues, and our ongoing cost containment efforts.

•
We are projecting an effective income tax rate of approximately 39% for the quarter, based on our present forecasts for pretax income and an anticipated decrease in federal energy tax credits for the period as compared to the 2016 third quarter.

•	We expect our average community count for the third quarter will be approximately flat as compared to the 2016 third quarter.
2017 Full-Year:

•
We expect our housing revenues to be in the range of $4.2 billion to $4.4 billion, an increase from $3.6 billion in 2016, and anticipate our overall average selling price to be in the range of $390,000 to $400,000, representing an increase of 7% to 10% as compared to $363,800 in 2016.

•	We expect our operating income margin to range from 6.0% to 6.6%, assuming no inventory-related charges, as compared to 5.7% in 2016.

•	We expect our housing gross profit margin to range from 16.3% to 16.7%, assuming no inventory-related charges, as compared to 16.6% in 2016.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.0% to 10.3%, as compared to 10.9% in 2016.

•	We expect our average community count to be approximately flat relative to 2016.
Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) in the 2017 third quarter and beyond will depend significantly on prevailing economic and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regards to housing and mortgage loan financing policies), among other factors.
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

•
our ability to successfully implement our returns-focused growth plan and achieve the associated revenue, margin, profitability, cash flow, community reactivation, land sales, business growth, asset efficiency, return on invested capital, return on equity, net debt-to-capital ratio and other financial and operational targets and objectives;

•	the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services;

•	the performance of mortgage lenders to our homebuyers;

•	completing the wind down of HCM as planned;

•	the performance of KBHS Home Loans, LLC;

•	information technology failures and data security breaches; and

•	other events outside of our control.
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2016 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We enter into debt obligations primarily to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our senior notes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. We generally have no obligation to prepay our debt before maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed rate debt until we are required or elect to refinance or repurchase such debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of May 31, 2017 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2017	$165,000	9.6%
2018	300,000	7.3
2019	630,000	3.9
2020	350,000	8.5
2021	—	—
Thereafter	1,050,000	7.5
Total	$2,495,000	6.9%
Fair value at May 31, 2017	$2,704,000
For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2016.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2017.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 16 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of May 31, 2017, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. During the three months ended May 31, 2017, no shares were repurchased pursuant to this authorization.

Item 6.    Exhibits

Exhibits

10.49	Amended and Restated KB Home Performance-Based Incentive Plan for Senior Management, as amended on April 13, 2017.

10.50	Amended and Restated KB Home 1999 Incentive Plan, as amended on April 13, 2017.

10.51	Amended and Restated KB Home 2001 Stock Incentive Plan, as amended on April 13, 2017.

10.52	Amended KB Home 2010 Equity Incentive Plan, as amended on April 13, 2017.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and six months ended May 31, 2017 and 2016, (b) Consolidated Balance Sheets as of May 31, 2017 and November 30, 2016, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2017 and 2016, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	July 7, 2017	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 7, 2017	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

10.49	Amended and Restated KB Home Performance-Based Incentive Plan for Senior Management, as amended on April 13, 2017.

10.50	Amended and Restated KB Home 1999 Incentive Plan, as amended on April 13, 2017.

10.51	Amended and Restated KB Home 2001 Stock Incentive Plan, as amended on April 13, 2017.

10.52	Amended KB Home 2010 Equity Incentive Plan, as amended on April 13, 2017.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and six months ended May 31, 2017 and 2016, (b) Consolidated Balance Sheets as of May 31, 2017 and November 30, 2016, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2017 and 2016, and (d) Notes to Consolidated Financial Statements.