Form 10-Q
period 2017-08-31
KB HOME
filed 2017-10-05
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2017.
There were 86,500,307 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2017. The registrant’s grantor stock ownership trust held an additional 9,153,296 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Total revenues	$1,144,001	$913,283	$2,965,391	$2,402,704
Homebuilding:
Revenues	$1,140,787	$910,111	$2,957,105	$2,394,315
Construction and land costs	(955,001)	(760,490)	(2,499,677)	(2,018,022)
Selling, general and administrative expenses	(109,095)	(98,144)	(305,901)	(279,886)
Operating income	76,691	51,477	151,527	96,407
Interest income	347	109	747	395
Interest expense	—	—	(6,307)	(5,667)
Equity in loss of unconsolidated joint ventures	(814)	(536)	(679)	(1,964)
Homebuilding pretax income	76,224	51,050	145,288	89,171
Financial services:
Revenues	3,214	3,172	8,286	8,389
Expenses	(890)	(891)	(2,525)	(2,621)
Equity in income (loss) of unconsolidated joint ventures	660	132	1,600	(652)
Financial services pretax income	2,984	2,413	7,361	5,116
Total pretax income	79,208	53,463	152,649	94,287
Income tax expense	(29,000)	(14,100)	(56,400)	(26,200)
Net income	$50,208	$39,363	$96,249	$68,087
Earnings per share:
Basic	$.58	$.46	$1.12	$.79
Diluted	$.51	$.42	$1.00	$.72
Weighted average shares outstanding:
Basic	85,974	84,457	85,517	85,952
Diluted	98,912	95,203	97,624	96,437
Cash dividends declared per common share	$.025	$.025	$.075	$.075
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2017	November 30, 2016
Assets
Homebuilding:
Cash and cash equivalents	$494,053	$592,086
Receivables	229,033	231,665
Inventories	3,513,794	3,403,228
Investments in unconsolidated joint ventures	64,513	64,016
Deferred tax assets, net	683,085	738,985
Other assets	102,394	91,145
	5,086,872	5,121,125
Financial services	12,687	10,499
Total assets	$5,099,559	$5,131,624

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$189,535	$215,331
Accrued expenses and other liabilities	565,168	550,996
Notes payable	2,502,379	2,640,149
	3,257,082	3,406,476
Financial services	1,535	2,003
Stockholders’ equity:
Common stock	117,498	116,224
Paid-in capital	722,536	696,938
Retained earnings	1,653,512	1,563,742
Accumulated other comprehensive loss	(16,057)	(16,057)
Grantor stock ownership trust, at cost	(99,279)	(102,300)
Treasury stock, at cost	(537,268)	(535,402)
Total stockholders’ equity	1,840,942	1,723,145
Total liabilities and stockholders’ equity	$5,099,559	$5,131,624
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2017	2016
Cash flows from operating activities:
Net income	$96,249	$68,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (income) loss of unconsolidated joint ventures	(921)	2,616
Amortization of discounts and issuance costs	5,006	5,668
Depreciation and amortization	2,151	2,763
Deferred income taxes	55,900	25,600
Loss on early extinguishment of debt	5,685	—
Stock-based compensation	9,893	10,180
Inventory impairments and land option contract abandonments	18,122	16,758
Changes in assets and liabilities:
Receivables	2,172	10,384
Inventories	(95,850)	(265,529)
Accounts payable, accrued expenses and other liabilities	9,926	24,761
Other, net	(5,063)	(3,900)
Net cash provided by (used in) operating activities	103,270	(102,612)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(15,154)	(1,000)
Return of investments in unconsolidated joint ventures	8,159	3,495
Purchases of property and equipment, net	(6,643)	(2,680)
Net cash used in investing activities	(13,638)	(185)
Cash flows from financing activities:
Change in restricted cash	—	8,742
Repayment of senior notes	(105,326)	—
Issuance costs for unsecured revolving credit facility	(1,711)	—
Payments on mortgages and land contracts due to land sellers and other loans	(92,443)	(41,913)
Issuance of common stock under employee stock plans	20,677	7,351
Payments of cash dividends	(6,479)	(6,471)
Stock repurchases	(2,543)	(87,531)
Net cash used in financing activities	(187,825)	(119,822)
Net decrease in cash and cash equivalents	(98,193)	(222,619)
Cash and cash equivalents at beginning of period	593,000	560,341
Cash and cash equivalents at end of period	$494,807	$337,722
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of August 31, 2017, the results of our consolidated operations for the three months and nine months ended August 31, 2017 and 2016, and our consolidated cash flows for the nine months ended August 31, 2017 and 2016. The results of our consolidated operations for the three months and nine months ended August 31, 2017 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2016 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2016, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $306.1 million at August 31, 2017 and $396.1 million at November 30, 2016. The majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $50.2 million for the three months ended August 31, 2017 and $39.4 million for the three months ended August 31, 2016. For the nine months ended August 31, 2017 and 2016, our comprehensive income was $96.2 million and $68.1 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2017 and 2016 was equal to our net income for the respective periods.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for us for annual and interim periods beginning December 1, 2018 (with early adoption permitted beginning in our 2018 fiscal year) and allows for full retrospective or modified retrospective methods of adoption. We expect to adopt ASU 2014-09 under the modified retrospective method in our 2019 first quarter. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and disclosures, and have been involved in industry specific discussions with the FASB on the treatment of certain items. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our homebuilding revenues. We are also continuing to evaluate the impact adopting this guidance may have on other aspects of our business.
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
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of August 31, 2017, our homebuilding reporting segments conducted ongoing operations in the following states:
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

In the 2016 fourth quarter, a subsidiary of ours and a subsidiary of Stearns Lending entered into an agreement to form KBHS Home Loans, LLC (“KBHS”), an unconsolidated mortgage banking joint venture to offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns Lending each have a 50.0% ownership interest in KBHS, with Stearns Lending providing management oversight of KBHS’ operations. KBHS was operational in all of our served markets as of June 2017. Our financial services reporting segment is separately reported in our consolidated financial statements.
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Revenues:
West Coast	$609,598	$414,150	$1,426,030	$1,029,269
Southwest	132,307	106,187	376,132	318,190
Central	291,006	265,524	826,008	707,917
Southeast	107,876	124,250	328,935	338,939
Total	$1,140,787	$910,111	$2,957,105	$2,394,315

Pretax income (loss):
West Coast	$58,922	$36,912	$118,271	$78,647
Southwest	11,648	8,592	30,269	31,229
Central	28,921	27,601	75,584	61,515
Southeast	1,129	2,329	(605)	(11,825)
Corporate and other	(24,396)	(24,384)	(78,231)	(70,395)
Total	$76,224	$51,050	$145,288	$89,171

Inventory impairment charges:
West Coast	$4,992	$2,579	$8,136	$7,153
Southwest	2,102	—	3,445	—
Central	—	—	—	787
Southeast	—	—	3,032	5,915
Total	$7,094	$2,579	$14,613	$13,855

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Land option contract abandonments:
West Coast	$903	$270	$2,738	$691
Southwest	—	142	—	253
Central	—	—	518	460
Southeast	116	61	253	1,499
Total	$1,019	$473	$3,509	$2,903

	August 31, 2017	November 30, 2016
Inventories:
Homes under construction
West Coast	$852,965	$695,742
Southwest	170,805	130,886
Central	368,112	297,290
Southeast	109,595	122,020
Subtotal	1,501,477	1,245,938

Land under development
West Coast	698,736	820,088
Southwest	280,754	268,507
Central	432,448	456,508
Southeast	172,540	182,554
Subtotal	1,584,478	1,727,657

Land held for future development or sale
West Coast	222,327	210,910
Southwest	111,220	122,927
Central	14,496	15,439
Southeast	79,796	80,357
Subtotal	427,839	429,633
Total	$3,513,794	$3,403,228

Assets:
West Coast	$1,920,337	$1,847,279
Southwest	598,085	564,636
Central	934,610	909,497
Southeast	369,484	414,730
Corporate and other	1,264,356	1,384,983
Total	$5,086,872	$5,121,125

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Revenues
Insurance commissions	$1,897	$1,897	$4,515	$4,844
Title services	1,317	1,275	3,766	3,545
Interest income	—	—	5	—
Total	3,214	3,172	8,286	8,389

Expenses
General and administrative	(890)	(891)	(2,525)	(2,621)
Operating income	2,324	2,281	5,761	5,768
Equity in income (loss) of unconsolidated joint ventures	660	132	1,600	(652)
Pretax income	$2,984	$2,413	$7,361	$5,116

	August 31, 2017	November 30, 2016
Assets
Cash and cash equivalents	$754	$914
Receivables	2,224	1,764
Investments in unconsolidated joint ventures (a)	9,631	7,771
Other assets	78	50
Total assets	$12,687	$10,499
Liabilities
Accounts payable and accrued expenses	$1,535	$2,003
Total liabilities	$1,535	$2,003

(a)
Our investments in unconsolidated joint ventures as of August 31, 2017 included a $5.3 million capital contribution we made to KBHS in the 2017 first quarter, and a $5.0 million distribution we received from HCM in the 2017 second quarter.

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Numerator:
Net income	$50,208	$39,363	$96,249	$68,087
Less: Distributed earnings allocated to nonvested restricted stock	(14)	(10)	(43)	(31)
Less: Undistributed earnings allocated to nonvested restricted stock	(307)	(180)	(602)	(296)
Numerator for basic earnings per share	49,887	39,173	95,604	67,760

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	664	667	1,990	2,000
Add: Undistributed earnings allocated to nonvested restricted stock	307	180	602	296
Less: Undistributed earnings reallocated to nonvested restricted stock	(267)	(161)	(528)	(264)
Numerator for diluted earnings per share	$50,591	$39,859	$97,668	$69,792

Denominator:
Weighted average shares outstanding — basic	85,974	84,457	85,517	85,952
Effect of dilutive securities:
Share-based payments	4,536	2,344	3,705	2,083
Convertible senior notes	8,402	8,402	8,402	8,402
Weighted average shares outstanding — diluted	98,912	95,203	97,624	96,437
Basic earnings per share	$.58	$.46	$1.12	$.79
Diluted earnings per share	$.51	$.42	$1.00	$.72
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2017 or August 31, 2016.
Outstanding options to purchase 2.5 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and nine-month periods ended August 31, 2017, and outstanding options to purchase 6.6 million shares of our common stock were excluded from the diluted earnings per share calculations for the three-month and nine-month periods ended August 31, 2016 because the effect of their inclusion in each case would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.	Receivables
Receivables consisted of the following (in thousands):

	August 31, 2017	November 30, 2016
Due from utility companies, improvement districts and municipalities	$111,267	$102,780
Recoveries related to self-insurance claims	75,018	84,476
Refundable deposits and bonds	14,211	13,665
Recoveries related to warranty and other claims	5,202	14,609
Other	36,102	28,745
Subtotal	241,800	244,275
Allowance for doubtful accounts	(12,767)	(12,610)
Total	$229,033	$231,665

6.	Inventories
Inventories consisted of the following (in thousands):

	August 31, 2017	November 30, 2016
Homes under construction	$1,501,477	$1,245,938
Land under development	1,584,478	1,727,657
Land held for future development or sale (a)	427,839	429,633
Total	$3,513,794	$3,403,228
(a)    Land held for sale totaled $56.1 million at August 31, 2017 and $63.4 million at November 30, 2016.
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
Our interest costs were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Capitalized interest at beginning of period	$303,984	$309,045	$306,723	$288,442
Interest incurred (a)	43,434	46,485	136,857	138,994
Interest expensed (a)	—	—	(6,307)	(5,667)
Interest amortized to construction and land costs (b)	(55,204)	(40,424)	(145,059)	(106,663)
Capitalized interest at end of period (c)	$292,214	$315,106	$292,214	$315,106

(a)	Interest incurred and interest expensed for the nine months ended August 31, 2017 included a charge of $5.7 million for the early extinguishment of debt.

(b)
Interest amortized to construction and land costs for the three months ended August 31, 2017 included $.2 million related to land sales during the period. We had no land sale activity for the three months ended August 31, 2016. Interest amortized to construction and land costs for the nine months ended August 31, 2017 and 2016 included $1.8 million and $.5 million, respectively, related to land sales during those periods.

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
We evaluated 49 and 43 communities or land parcels for recoverability during the nine months ended August 31, 2017 and 2016, respectively. The carrying value of the communities or land parcels evaluated during the nine months ended August 31, 2017 and 2016 was $436.7 million and $350.0 million, respectively. Some of the communities or land parcels evaluated during the nine months ended August 31, 2017 and 2016 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period were counted only once for each nine-month period.

The communities or land parcels evaluated during the nine months ended August 31, 2017 included certain communities or land parcels previously held for future development that were reactivated during 2016 or 2017 as part of our efforts to improve our asset efficiency under our returns-focused growth plan.
Based on the results of our evaluations, we recognized inventory impairment charges of $7.1 million for the three months ended August 31, 2017 and $14.6 million for the nine months ended August 31, 2017. For the three months and nine months ended August 31, 2016, we recognized inventory impairment charges of $2.6 million and $13.9 million, respectively. The inventory impairment charges for the three months and nine months ended August 31, 2017 and 2016 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in those communities or land parcels. The inventory impairment charges for the three months and nine months ended August 31, 2017 included one community in California where we decided to accelerate the overall pace for selling and delivering homes, primarily through lowering selling prices. In addition, the inventory impairment charges for these three-month and nine-month periods included two communities and six communities, respectively, where we decided to accelerate the overall pace for selling, building and delivering homes on land previously held for future development. The inventory impairment charges for the three months and nine months ended August 31, 2016 included two communities in California where we decided to accelerate the overall pace for selling, building and delivering homes, primarily through lowering selling prices. The inventory impairment charges for the nine months ended August 31, 2016 also included $5.4 million associated with the sales of two land parcels in the Metro Washington, D.C. market as part of the wind down of our operations in that market, and $5.2 million associated with one community in California and one in Florida where we decided to accelerate the overall timing for selling, building and delivering homes on land that was previously held for future development. The charges for the nine months ended August 31, 2016 also reflected the sales of our last remaining land parcels in the Rio Grande Valley area of Texas, which closed in the 2016 second quarter.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended August 31,		Nine Months Ended August 31,
Unobservable Input (a)	2017	2016	2017	2016
Average selling price	$207,100 - $1,576,500	$351,600 - $486,000	$207,100 - $1,576,500	$280,100 - $486,000
Deliveries per month	2 - 4	2 - 3	2 - 4	1 - 4
Discount rate	17% - 18%	17%	17% - 18%	17% - 20%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of August 31, 2017, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $209.1 million, representing 26 communities and various other land parcels. As of November 30, 2016, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $215.3 million, representing 28 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.0 million corresponding to 119 lots for the three months ended August 31, 2017, and $3.5 million of such charges corresponding to 639 lots for the nine months ended August 31, 2017. We recognized land option contract abandonment charges of $.5 million corresponding to 50 lots for the three months ended August 31, 2016, and $2.9 million of such charges corresponding to 542 lots for the nine months ended August 31, 2016. Of the land option contract abandonment charges recognized for the three months and nine months ended August 31, 2016, $1.4 million related to the wind down of our Metro Washington, D.C. operations.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, particularly as to land held for future development or sale, it is possible that actual results could differ substantially from those estimated.

8.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at August 31, 2017 and November 30, 2016 was a VIE, but we were not the primary beneficiary of the VIE. All of our joint ventures at August 31, 2017 and November 30, 2016 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2017 and November 30, 2016 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2017		November 30, 2016
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$18,318	$607,813	$24,910	$641,642
Other land option contracts and other similar contracts	20,815	372,371	17,919	431,954
Total	$39,133	$980,184	$42,829	$1,073,596
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $28.0 million at August 31, 2017 and $56.0 million at November 30, 2016. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract or other similar contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $28.5 million at August 31, 2017 and $50.5 million at November 30, 2016.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Revenues	$12,802	$19,338	$39,604	$41,190
Construction and land costs	(12,832)	(19,383)	(37,625)	(45,379)
Other expense, net	(1,294)	(1,008)	(3,547)	(3,599)
Loss	$(1,324)	$(1,053)	$(1,568)	$(7,788)
The year-over-year decreases in combined revenues and construction and land costs for three months and nine months ended August 31, 2017 primarily reflected decreased land sale activity from unconsolidated joint ventures in California.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	August 31, 2017	November 30, 2016
Assets
Cash	$21,372	$31,928
Receivables	797	882
Inventories	145,299	165,385
Other assets	2,270	629
Total assets	$169,738	$198,824

Liabilities and equity
Accounts payable and other liabilities	$19,174	$19,880
Notes payable (a)	25,618	44,381
Equity	124,946	134,563
Total liabilities and equity	$169,738	$198,824

(a)
Two of our unconsolidated joint ventures have separate construction loan agreements with different third-party lenders to finance their respective land development activities. The outstanding debt under these agreements is secured by the corresponding underlying property and related project assets and is non-recourse to us. Of this outstanding secured debt at August 31, 2017, $24.8 million is scheduled to mature in August 2018 and the remainder is scheduled to mature in February 2020. At November 30, 2016, only one of these unconsolidated joint ventures had outstanding secured debt. None of our other unconsolidated joint ventures had any outstanding debt at August 31, 2017 or November 30, 2016.

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	August 31, 2017	November 30, 2016
Number of investments in unconsolidated joint ventures	7	7
Investments in unconsolidated joint ventures	$64,513	$64,016
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	388	471
We and our partners in the unconsolidated joint ventures that have the above-noted construction loan agreements provide certain guarantees and indemnities to the applicable lender, including a guaranty to complete the construction of improvements for the applicable project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; an indemnity of the lender from environmental issues; and in one case, a guaranty of interest payments on the outstanding balance of the secured debt under the construction loan agreement. In each instance, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt of these unconsolidated joint ventures. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause an applicable lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of August 31, 2017, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreements. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt of these unconsolidated joint ventures is material to our consolidated financial statements.
Of the unconsolidated joint venture lots controlled under land option and other similar contracts at August 31, 2017, we are committed to purchase 90 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next three years for an aggregate purchase price of approximately $39.9 million under agreements that we entered into with the unconsolidated joint venture in 2016.

10.	Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2017	November 30, 2016
Cash surrender value of corporate-owned life insurance contracts	$73,983	$70,829
Property and equipment, net	18,718	14,240
Prepaid expenses	7,150	4,894
Debt issuance costs associated with unsecured revolving credit facility	2,543	1,182
Total	$102,394	$91,145

11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2017	November 30, 2016
Self-insurance and other litigation liabilities	$202,690	$170,988
Employee compensation and related benefits	128,838	130,352
Accrued interest payable	79,459	67,411
Warranty liability	63,811	56,682
Inventory-related obligations (a)	54,681	82,682
Customer deposits	19,511	18,175
Real estate and business taxes	14,622	14,370
Other	1,556	10,336
Total	$565,168	$550,996

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

12.	Income Taxes
Income Tax Expense. Our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Income tax expense (a)	$29,000	$14,100	$56,400	$26,200
Effective income tax rate (a)	36.6%	26.4%	36.9%	27.8%

(a)
Amounts reflect the favorable net impact of federal energy tax credits we earned from building energy-efficient homes through December 31, 2016. The net impact of these tax credits was $2.6 million and $6.7 million for the three months ended August 31, 2017 and 2016, respectively, and $3.8 million and $10.4 million for the nine months ended August 31, 2017 and 2016, respectively. There has not been any new legislation enacted extending the business tax credit for building energy-efficient homes beyond December 31, 2016.

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
Our deferred tax assets of $707.7 million as of August 31, 2017 and $763.8 million as of November 30, 2016 were partly offset by valuation allowances of $24.6 million and $24.8 million, respectively. The deferred tax asset valuation allowances as of August 31, 2017 and November 30, 2016 were primarily related to certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard at those dates. In the three months ended August 31, 2017, we reversed $.2 million of our deferred tax asset valuation allowance due to the utilization of additional state NOLs recognized with the filing of our 2016 state tax returns. Based on our evaluation of our deferred tax assets as of August 31, 2017, we determined that most of our deferred tax assets would be realized. Therefore, no other adjustments to our deferred tax valuation allowance were needed for the nine months ended August 31, 2017.

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
Unrecognized Tax Benefits. At both August 31, 2017 and November 30, 2016, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million, all of which, if recognized, would affect our effective income tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date. Our fiscal years ending 2014 and later remain open to federal examinations, while fiscal years 2012 and later remain open to state examinations.

13.	Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2017	November 30, 2016
Mortgages and land contracts due to land sellers and other loans	$24,142	$66,927
9.10% Senior notes due September 15, 2017	164,963	263,932
7 1/4% Senior notes due June 15, 2018	299,811	299,647
4.75% Senior notes due May 15, 2019	398,134	397,364
8.00% Senior notes due March 15, 2020	345,869	344,811
7.00% Senior notes due December 15, 2021	446,429	445,911
7.50% Senior notes due September 15, 2022	347,116	346,774
7.625% Senior notes due May 15, 2023	247,643	247,404
1.375% Convertible senior notes due February 1, 2019	228,272	227,379
Total	$2,502,379	$2,640,149
The carrying amounts of our senior notes listed above are net of debt issuance costs and discounts, which totaled $16.8 million at August 31, 2017 and $21.8 million at November 30, 2016.
Unsecured Revolving Credit Facility. On July 27, 2017, we entered into a second amended and restated revolving loan agreement with a syndicate of financial institutions that increased the commitment under our unsecured revolving credit facility from $275.0 million to $500.0 million and extended its maturity from August 7, 2019 to July 27, 2021 (“Amended Credit Facility”). The Amended Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans may be increased to a maximum of $600.0 million under certain conditions, including obtaining additional bank commitments. The Amended Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, our cash-collateralized letter of credit facility with a financial institution (“LOC Facility”). Interest on amounts borrowed under the Amended Credit Facility is payable quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Amended Credit Facility. The Amended Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .30% to .45% of the unused commitment, based on our Leverage Ratio. Under the terms of the Amended Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Amended Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Amended Credit Facility and the maximum available amount under the terms of the Amended Credit Facility. As of August 31, 2017, we had no cash borrowings and $33.0 million of letters of credit outstanding under the Amended Credit Facility. Therefore, as of August 31, 2017, we had $467.0 million available for cash borrowings under the Amended Credit Facility, with up to $217.0 million of that amount available for the issuance of letters of credit.
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of August 31, 2017 and November 30, 2016, we had no letters of credit outstanding under the LOC Facility.

Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2017, inventories having a carrying value of $73.5 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. On July 14, 2017, we filed an automatically effective universal shelf registration statement (“2017 Shelf Registration”) with the SEC. The 2017 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Issuances of securities under our 2017 Shelf Registration require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue securities is subject to market conditions and other factors impacting our borrowing capacity. The 2017 Shelf Registration replaced our previously effective universal shelf registration statement filed with the SEC on July 18, 2014. We have not made any offerings of securities under the 2017 Shelf Registration.
Senior Notes. All of the senior notes outstanding at August 31, 2017 and November 30, 2016 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of the 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”). These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, as described in the instruments governing these notes.
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
As of August 31, 2017, we were in compliance with the applicable terms of all our covenants and other requirements under the Amended Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Amended Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2017 – $179.0 million; 2018 – $310.1 million; 2019 – $630.0 million; 2020 – $350.0 million; 2021 – $0; and thereafter – $1.05 billion.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2017 and the year ended November 30, 2016 (in thousands):

Description	Fair Value Hierarchy	August 31, 2017	November 30, 2016
Inventories (a)	Level 2	$—	$3,657
Inventories (a)	Level 3	32,262	37,329

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period as of the date the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

Inventories with a carrying value of $46.9 million were written down to their fair value of $32.3 million during the nine months ended August 31, 2017, resulting in inventory impairment charges of $14.6 million. Inventories with a carrying value of $89.1 million were written down to their fair value, less associated costs to sell (where applicable), of $39.5 million during the year ended November 30, 2016, resulting in inventory impairment charges of $49.6 million.
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2017		November 30, 2016
	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,249,965	$2,460,581	$2,345,843	$2,494,844
Convertible senior notes	Level 2	228,272	237,475	227,379	223,675

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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Balance at beginning of period	$60,037	$48,837	$56,682	$49,085
Warranties issued	10,041	8,006	25,965	19,573
Payments	(6,267)	(4,719)	(18,836)	(17,186)
Adjustments	—	—	—	652
Balance at end of period	$63,811	$52,124	$63,811	$52,124
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
Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable self-insurance recoveries of $75.0 million and $84.5 million are included in receivables in our consolidated balance sheets at August 31, 2017 and November 30, 2016, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment, and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Balance at beginning of period	$156,505	$156,733	$158,584	$173,011
Self-insurance expense (a)	5,573	7,110	13,811	15,532
Payments	(2,291)	(4,517)	(7,051)	(19,952)
Adjustments (b)	21,673	—	21,673	—
Reclassification of estimated probable recoveries (c)	(3,901)	5,518	(9,458)	(3,747)
Balance at end of period	$177,559	$164,844	$177,559	$164,844

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)
Amounts for the three months and nine months ended August 31, 2017 reflect a change in estimate to increase our self-insurance liability based on a review of actual claim resolution experience, which indicated a higher frequency of claims and, to a lesser extent, a higher claim severity than previously anticipated. Based on these higher historical claim frequency and severity trends, we determined in the 2017 third quarter that future payments for claims relating to homes delivered in certain prior years were likely to exceed the then-estimated liabilities remaining for those claims. Therefore, we recorded an adjustment to increase our self-insurance liability based on an actuarially determined estimate that we believe has a higher probability of being adequate to cover future payments associated with unresolved claims, including claims incurred but not yet reported. This adjustment is included in selling, general and administrative expenses.

(c)	Amount for each period represents the changes in the estimated probable insurance and other recoveries that were reclassified to receivables to present our self-insurance liability on a gross basis.
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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and other claims totaled $5.2 million at August 31, 2017 and $14.6 million at November 30, 2016. We believe collection of these receivables is probable based on our history of collections for similar claims. In the 2017 third quarter, we received insurance recoveries of $23.5 million, which exceeded the $11.6 million of estimated probable receivables we had previously recorded. The excess recoveries were included in selling, general and administrative expenses.
Northern California Claims. In the 2017 third quarter, we received claims from a homeowners association alleging approximately $100.0 million of damages from purported construction defects at a completed townhome community in Northern California. We are investigating these allegations, and we currently expect it may take up to several quarters to fully evaluate them. At August 31, 2017, we had an accrual for our estimated probable loss in this matter. While it is reasonably possible that our loss could exceed the amount accrued, at this preliminary stage of our investigation into these allegations, we are unable to estimate the total amount of the loss in excess of the accrued amount that is reasonably possible. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2017, we had $557.5 million of performance bonds and $33.0 million of letters of credit outstanding. At November 30, 2016, we had $535.7 million of performance bonds and $31.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance obligations are completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2017, we had total cash deposits of $39.1 million to purchase land having an aggregate purchase price of $980.2 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

16.	Legal Matters
Nevada Development Contract Litigation. In 2007, Las Vegas Development Associates, LLC (“LVDA”) agreed to purchase approximately 83 acres of land located near Las Vegas, Nevada from KB HOME Nevada Inc., a wholly owned subsidiary of ours (“KB Nevada”). LVDA subsequently assigned its rights to Essex Real Estate Partners, LLC (“Essex”). KB Nevada and Essex entered into a development agreement relating to certain major infrastructure improvements. In 2008, LVDA and Essex filed a complaint in the Eighth Judicial District Court in Clark County, Nevada alleging that KB Nevada breached the development agreement, and that KB Nevada fraudulently induced them to enter into the purchase and development agreements. LVDA’s and Essex’s lenders subsequently filed related actions that were consolidated into the LVDA/Essex matter. The consolidated plaintiffs sought rescission of the agreements or, in the alternative, damages and interest. KB Nevada denied the allegations, and believed it had meritorious defenses to the consolidated plaintiffs’ claims. Following various Nevada state court decisions from 2013 to 2016 that significantly narrowed the consolidated plaintiffs’ claims and the scope of potential damages, effective March 3, 2017, KB Nevada, LVDA, Essex, the administrative agent for the LVDA/Essex lenders and a guarantor for the underlying LVDA/Essex loan reached a settlement. Under the settlement, the above-described litigation was dismissed with prejudice, with mutual releases by the parties of all claims related to the matter. As part of the settlement, KB Nevada agreed to purchase the land, if certain conditions are satisfied, on or before February 15, 2020 (subject to a potential extension of up to six months). If the conditions are not satisfied and KB Nevada does not purchase the land, it will make a specified cash payment pursuant to the settlement agreement that is not material to our consolidated financial statements. This settlement did not have an impact on our consolidated financial statements for the three-month or nine-month periods ended August 31, 2017.
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

The work was performed pursuant to a County-issued grading permit and in reliance on third-party experts. In its NOV, the RWQCB requested to meet with us to discuss the alleged violations as part of its process to determine whether to bring any enforcement action, and we have met with the RWQCB staff in an effort to resolve the matters alleged in the NOV. An administrative hearing before the RWQCB was originally scheduled for August 10, 2016, but was continued pending ongoing discussions with the RWQCB staff. On May 26, 2017, we and the RWQCB staff reached a settlement regarding the matters alleged in the NOV, and agreed to a stipulated administrative order in lieu of formal administrative proceedings. On August 30, 2017, the RWQCB, through its authorized delegate, approved the stipulated administrative order. Under the stipulated administrative order, we agreed to pay a total of $.3 million and to enhance certain of our land development procedures. We are also seeking recovery of the costs associated with this matter from responsible parties. The stipulated administrative order did not have an impact on our consolidated financial statements for the three-month or nine-month periods ended August 31, 2017.
Other Matters. In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2017, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

17.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended August 31, 2017
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2016	116,224	(9,432)	(21,720)	$116,224	$696,938	$1,563,742	$(16,057)	$(102,300)	$(535,402)	$1,723,145
Net income	—	—	—	—	—	96,249	—	—	—	96,249
Dividends on common stock	—	—	—	—	—	(6,479)	—	—	—	(6,479)
Employee stock options/other	1,205	—	—	1,205	19,472	—	—	—	—	20,677
Stock awards	69	279	27	69	(3,767)	—	—	3,021	677	—
Stock-based compensation	—	—	—	—	9,893	—	—	—	—	9,893
Stock repurchases	—	—	(152)	—	—	—	—	—	(2,543)	(2,543)
Balance at August 31, 2017	117,498	(9,153)	(21,845)	$117,498	$722,536	$1,653,512	$(16,057)	$(99,279)	$(537,268)	$1,840,942
We maintain an account with our transfer agent to reserve the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of their governing instruments. Accordingly, the common stock reserve account had a balance of 12,602,735 shares at August 31, 2017. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the governing instruments.
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
As of August 31, 2017, we were authorized to repurchase 1,627,000 shares of our common stock under a board approved share repurchase program. We did not repurchase any of our common stock under this program in the nine months ended August 31, 2017.
During the nine months ended August 31, 2017, we repurchased 152,569, or $2.5 million, of previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock and PSU awards as well as shares forfeited by individuals upon their termination of employment. These transactions were not considered repurchases under the above-described board of directors authorization.
During each of the three-month periods ended August 31, 2017 and 2016, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the nine months ended August 31, 2017 and 2016 totaled $.075 per share of common stock.

18.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the nine months ended August 31, 2017:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	12,731,545	$18.95
Granted	—	—
Exercised	(1,204,676)	17.17
Cancelled	(945,742)	28.51
Options outstanding at end of period	10,581,127	$18.30
Options exercisable at end of period	8,556,885	$18.98
As of August 31, 2017, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 4.1 years and 3.1 years, respectively. There was $1.4 million of total unrecognized compensation expense related to unvested stock option awards as of August 31, 2017 that is expected to be recognized over a weighted average period of 1.3 years. For the three months ended August 31, 2017 and 2016, stock-based compensation expense associated with stock options totaled $.6 million and $.9 million, respectively. For the nine-month periods ended August 31, 2017 and 2016, stock-based compensation expense associated with stock options totaled $1.7 million and $2.9 million, respectively. The aggregate intrinsic values of stock options outstanding and stock options exercisable were $63.5 million and $51.4 million, respectively, at August 31, 2017. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $2.3 million and $1.8 million for the three months ended August 31, 2017 and 2016, respectively, related to restricted stock and PSUs. We recognized total compensation expense of $8.1 million and $7.3 million for the nine-month periods ended August 31, 2017 and 2016, respectively, related to restricted stock and PSUs.
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

19.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2017	2016
Summary of cash and cash equivalents at end of period:
Homebuilding	$494,053	$334,669
Financial services	754	3,053
Total	$494,807	$337,722

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(17,111)	$(13,512)
Income taxes paid	3,464	3,208

Supplemental disclosures of noncash activities:
Reclassification of warranty recoveries to receivables	$—	$2,151
Decrease in consolidated inventories not owned	(22,018)	(59,144)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	5,198	4,331
Inventories acquired through seller financing	49,658	89,968

20.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of August 31, 2017.

Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended August 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,048,045	$95,956	$—	$1,144,001
Homebuilding:
Revenues	$—	$1,048,045	$92,742	$—	$1,140,787
Construction and land costs	—	(871,350)	(83,651)	—	(955,001)
Selling, general and administrative expenses	(23,220)	(72,686)	(13,189)	—	(109,095)
Operating income (loss)	(23,220)	104,009	(4,098)	—	76,691
Interest income	345	2	—	—	347
Interest expense	(41,746)	(434)	(1,254)	43,434	—
Intercompany interest	77,367	(31,059)	(2,874)	(43,434)	—
Equity in loss of unconsolidated joint ventures	—	(814)	—	—	(814)
Homebuilding pretax income (loss)	12,746	71,704	(8,226)	—	76,224
Financial services pretax income	—	—	2,984	—	2,984
Total pretax income (loss)	12,746	71,704	(5,242)	—	79,208
Income tax benefit (expense)	(3,700)	(26,200)	900	—	(29,000)
Equity in net income of subsidiaries	41,162	—	—	(41,162)	—
Net income (loss)	$50,208	$45,504	$(4,342)	$(41,162)	$50,208

	Three Months Ended August 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$801,832	$111,451	$—	$913,283
Homebuilding:
Revenues	$—	$801,832	$108,279	$—	$910,111
Construction and land costs	—	(664,224)	(96,266)	—	(760,490)
Selling, general and administrative expenses	(23,436)	(64,541)	(10,167)	—	(98,144)
Operating income (loss)	(23,436)	73,067	1,846	—	51,477
Interest income	96	11	2	—	109
Interest expense	(46,485)	—	—	46,485	—
Intercompany interest	78,834	(27,997)	(4,352)	(46,485)	—
Equity in loss of unconsolidated joint ventures	—	(536)	—	—	(536)
Homebuilding pretax income (loss)	9,009	44,545	(2,504)	—	51,050
Financial services pretax income	—	—	2,413	—	2,413
Total pretax income (loss)	9,009	44,545	(91)	—	53,463
Income tax expense	(1,600)	(12,300)	(200)	—	(14,100)
Equity in net income of subsidiaries	31,954	—	—	(31,954)	—
Net income (loss)	$39,363	$32,245	$(291)	$(31,954)	$39,363

	Nine Months Ended August 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$2,671,533	$293,858	$—	$2,965,391
Homebuilding:
Revenues	$—	$2,671,533	$285,572	$—	$2,957,105
Construction and land costs	—	(2,240,974)	(258,703)	—	(2,499,677)
Selling, general and administrative expenses	(68,809)	(206,513)	(30,579)	—	(305,901)
Operating income (loss)	(68,809)	224,046	(3,710)	—	151,527
Interest income	740	5	2	—	747
Interest expense	(131,788)	(1,428)	(3,641)	130,550	(6,307)
Intercompany interest	226,470	(87,524)	(8,396)	(130,550)	—
Equity in loss of unconsolidated joint ventures	—	(678)	(1)	—	(679)
Homebuilding pretax income (loss)	26,613	134,421	(15,746)	—	145,288
Financial services pretax income	—	—	7,361	—	7,361
Total pretax income (loss)	26,613	134,421	(8,385)	—	152,649
Income tax benefit (expense)	(4,900)	(52,300)	800	—	(56,400)
Equity in net income of subsidiaries	74,536	—	—	(74,536)	—
Net income (loss)	$96,249	$82,121	$(7,585)	$(74,536)	$96,249

	Nine Months Ended August 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$2,103,943	$298,761	$—	$2,402,704
Homebuilding:
Revenues	$—	$2,103,943	$290,372	$—	$2,394,315
Construction and land costs	—	(1,751,995)	(266,027)	—	(2,018,022)
Selling, general and administrative expenses	(66,752)	(182,015)	(31,119)	—	(279,886)
Operating income (loss)	(66,752)	169,933	(6,774)	—	96,407
Interest income	336	53	6	—	395
Interest expense	(135,192)	(1,641)	(2,161)	133,327	(5,667)
Intercompany interest	228,596	(82,984)	(12,285)	(133,327)	—
Equity in loss of unconsolidated joint ventures	—	(1,961)	(3)	—	(1,964)
Homebuilding pretax income (loss)	26,988	83,400	(21,217)	—	89,171
Financial services pretax income	—	—	5,116	—	5,116
Total pretax income (loss)	26,988	83,400	(16,101)	—	94,287
Income tax benefit (expense)	(3,700)	(24,600)	2,100	—	(26,200)
Equity in net income of subsidiaries	44,799	—	—	(44,799)	—
Net income (loss)	$68,087	$58,800	$(14,001)	$(44,799)	$68,087

Condensed Consolidating Balance Sheets (in thousands)

	August 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$400,956	$82,622	$10,475	$—	$494,053
Receivables	4,939	144,447	79,647	—	229,033
Inventories	—	3,167,657	346,137	—	3,513,794
Investments in unconsolidated joint ventures	—	62,011	2,502	—	64,513
Deferred tax assets, net	271,967	265,640	145,478	—	683,085
Other assets	91,420	8,384	2,590	—	102,394
	769,282	3,730,761	586,829	—	5,086,872
Financial services	—	—	12,687	—	12,687
Intercompany receivables	3,606,529	—	102,335	(3,708,864)	—
Investments in subsidiaries	108,984	—	—	(108,984)	—
Total assets	$4,484,795	$3,730,761	$701,851	$(3,817,848)	$5,099,559
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$169,661	$365,102	$219,940	$—	$754,703
Notes payable	2,453,127	23,222	26,030	—	2,502,379
	2,622,788	388,324	245,970	—	3,257,082
Financial services	—	—	1,535	—	1,535
Intercompany payables	21,065	3,270,731	417,068	(3,708,864)	—
Stockholders’ equity	1,840,942	71,706	37,278	(108,984)	1,840,942
Total liabilities and stockholders’ equity	$4,484,795	$3,730,761	$701,851	$(3,817,848)	$5,099,559

	November 30, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$463,100	$100,439	$28,547	$—	$592,086
Receivables	4,807	135,915	90,943	—	231,665
Inventories	—	3,048,132	355,096	—	3,403,228
Investments in unconsolidated joint ventures	—	61,517	2,499	—	64,016
Deferred tax assets, net	276,737	318,077	144,171	—	738,985
Other assets	79,526	9,177	2,442	—	91,145
	824,170	3,673,257	623,698	—	5,121,125
Financial services	—	—	10,499	—	10,499
Intercompany receivables	3,559,012	—	97,062	(3,656,074)	—
Investments in subsidiaries	35,965	—	—	(35,965)	—
Total assets	$4,419,147	$3,673,257	$731,259	$(3,692,039)	$5,131,624
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$131,530	$397,605	$237,192	$—	$766,327
Notes payable	2,548,112	66,927	25,110	—	2,640,149
	2,679,642	464,532	262,302	—	3,406,476
Financial services	—	—	2,003	—	2,003
Intercompany payables	16,360	3,208,725	430,989	(3,656,074)	—
Stockholders’ equity	1,723,145	—	35,965	(35,965)	1,723,145
Total liabilities and stockholders’ equity	$4,419,147	$3,673,257	$731,259	$(3,692,039)	$5,131,624

Condensed Consolidating Statements of Cash Flows (in thousands)

	Nine Months Ended August 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$82,480	$30,480	$(9,690)	$—	$103,270
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(9,899)	(5,255)	—	(15,154)
Return of investments in unconsolidated joint ventures	—	3,169	4,990	—	8,159
Purchases of property and equipment, net	(5,875)	(719)	(49)	—	(6,643)
Intercompany	(43,367)	—	—	43,367	—
Net cash used in investing activities	(49,242)	(7,449)	(314)	43,367	(13,638)
Cash flows from financing activities:
Repayment of senior notes	(105,326)	—	—	—	(105,326)
Issuance costs for unsecured revolving credit facility	(1,711)	—	—	—	(1,711)
Payments on mortgages and land contracts due to land sellers and other loans	—	(92,443)	—	—	(92,443)
Issuance of common stock under employee stock plans	20,677	—	—	—	20,677
Payments of cash dividends	(6,479)	—	—	—	(6,479)
Stock repurchases	(2,543)	—	—	—	(2,543)
Intercompany	—	51,595	(8,228)	(43,367)	—
Net cash used in financing activities	(95,382)	(40,848)	(8,228)	(43,367)	(187,825)
Net decrease in cash and cash equivalents	(62,144)	(17,817)	(18,232)	—	(98,193)
Cash and cash equivalents at beginning of period	463,100	100,439	29,461	—	593,000
Cash and cash equivalents at end of period	$400,956	$82,622	$11,229	$—	$494,807

	Nine Months Ended August 31, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$49,705	$(205,084)	$52,767	$—	$(102,612)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(1,000)	—	—	(1,000)
Return of investments in unconsolidated joint ventures	—	3,495	—	—	3,495
Purchases of property and equipment, net	(2,066)	(452)	(162)	—	(2,680)
Intercompany	(141,886)	—	—	141,886	—
Net cash provided by (used in) investing activities	(143,952)	2,043	(162)	141,886	(185)
Cash flows from financing activities:
Change in restricted cash	8,742	—	—	—	8,742
Payments on mortgages and land contracts due to land sellers and other loans	—	(41,913)	—	—	(41,913)
Issuance of common stock under employee stock plans	7,351	—	—	—	7,351
Payments of cash dividends	(6,471)	—	—	—	(6,471)
Stock repurchases	(87,531)	—	—	—	(87,531)
Intercompany	—	206,168	(64,282)	(141,886)	—
Net cash provided by (used in) financing activities	(77,909)	164,255	(64,282)	(141,886)	(119,822)
Net decrease in cash and cash equivalents	(172,156)	(38,786)	(11,677)	—	(222,619)
Cash and cash equivalents at beginning of period	444,850	96,741	18,750	—	560,341
Cash and cash equivalents at end of period	$272,694	$57,955	$7,073	$—	$337,722

21.	Subsequent Event

On September 15, 2017, we repaid the remaining $165.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017 at their maturity. We used internally generated cash to retire the notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2017	2016	Variance	2017	2016	Variance
Revenues:
Homebuilding	$1,140,787	$910,111	25%	$2,957,105	$2,394,315	24%
Financial services	3,214	3,172	1	8,286	8,389	(1)
Total revenues	$1,144,001	$913,283	25%	$2,965,391	$2,402,704	23%
Pretax income:
Homebuilding	$76,224	$51,050	49%	$145,288	$89,171	63%
Financial services	2,984	2,413	24	7,361	5,116	44
Total pretax income	79,208	53,463	48	152,649	94,287	62
Income tax expense	(29,000)	(14,100)	(106)	(56,400)	(26,200)	(115)
Net income	$50,208	$39,363	28%	$96,249	$68,087	41%
Basic earnings per share	$.58	$.46	26%	$1.12	$.79	42%
Diluted earnings per share	$.51	$.42	21%	$1.00	$.72	39%

The housing market maintained positive momentum during the first three quarters of 2017, supported by healthy industry fundamentals, steady demand and tight supply. This environment in most of our served markets and our continued execution on our returns-focused growth plan enabled us to generate higher deliveries, revenues and pretax income in the 2017 third quarter compared to the prior-year quarter, and achieve a record-low third quarter selling, general and administrative expense ratio. Within our homebuilding operations, housing revenues for the quarter grew 25% year over year to $1.14 billion, as the number of homes we delivered increased 11% to 2,765 and the overall average selling price of those homes rose 12% to $411,400. Our housing gross profits for the quarter increased 23% from the year-earlier quarter due to the higher volume of homes delivered, partly offset by a 20 basis point decrease in our housing gross profit margin to 16.2%. Inventory-related charges totaled $8.1 million for the three months ended August 31, 2017, compared to $3.1 million in the year-earlier period. Our selling, general and administrative expense ratio improved 120 basis points to 9.6% of housing revenues, primarily reflecting enhanced operating leverage from delivering more homes and generating corresponding higher housing revenues in the current period, and our ongoing efforts to contain our overhead costs to the extent possible. Homebuilding operating income for the 2017 third quarter increased 49% to $76.7 million, and as a percentage of homebuilding revenues, increased 100 basis points to 6.7%.
For the three months ended August 31, 2017, we generated net income of $50.2 million, up 28% from the corresponding period of 2016, and diluted earnings per share of $.51, up 21% year over year.
During the nine months ended August 31, 2017, we invested $1.12 billion in land and land development to drive community openings in 2017 and beyond as we continue to work on increasing the scale of our business within our existing geographic footprint under our core business strategy. In the corresponding period of 2016, such investments totaled $1.06 billion. Approximately 49% of our total investments in the nine-month period ended August 31, 2017 related to land acquisition, compared to approximately 50% in the year-earlier period.

The following table presents information concerning our net orders, cancellation rates, ending backlog and community count for the three-month and nine-month periods ended August 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Net orders	2,608	2,508	8,604	8,029
Net order value (a)	$1,071,932	$929,589	$3,540,866	$2,957,265
Cancellation rates (b)	25%	29%	23%	25%
Ending backlog — homes	5,455	5,226	5,455	5,226
Ending backlog — value	$2,115,942	$1,848,580	$2,115,942	$1,848,580
Ending community count	231	227	231	227
Average community count	234	235	236	239

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
Net Orders. For the three months ended August 31, 2017, net orders from our homebuilding operations grew 4% from the year-earlier period, resulting in an increase in absorptions to 3.7 homes per community, per month. The combination of higher net orders and a higher overall average selling price resulted in the value of our 2017 third quarter net orders increasing 15% from the year-earlier quarter. We had particularly strong growth in our West Coast and Southwest homebuilding reporting segments. In our West Coast homebuilding reporting segment, net order value increased 26% from the year-earlier quarter, reflecting 10% growth in net orders and a 14% increase in the average selling price of those orders. In our Southwest homebuilding reporting segment, net order value rose 37% year over year as a result of 26% growth in net orders and a 9% rise in the average selling price of those orders. Our cancellation rate as a percentage of gross orders for the three months ended August 31, 2017 improved from the year-earlier quarter. For the nine months ended August 31, 2017, net orders increased 7% and net order value grew 20% from the corresponding period of 2016, while the cancellation rate as a percentage of gross orders also improved.
Backlog. The number of homes in our backlog at August 31, 2017 rose 4% from August 31, 2016. The potential future housing revenues in our backlog at August 31, 2017 grew 14% from August 31, 2016, reflecting the larger number of homes in our backlog and the higher average selling price of those homes. The average selling price of our homes in backlog increased 10%. The growth in our backlog value reflected year-over-year increases in three of our four homebuilding reporting segments, ranging from 1% in our Central homebuilding reporting segment to 43% in our Southwest homebuilding reporting segment.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2017 third quarter was essentially flat on a year-over-year basis, as increases in our West Coast, Southwest and Central homebuilding reporting segments were offset by a 21% decline in our Southeast homebuilding reporting segment stemming from fewer community openings over the past year, and the wind down of our Metro Washington, D.C. operations in 2016. For the nine months ended August 31, 2017, our ending community count increased 2%, while our average community count decreased 1%, both as compared to the year-earlier period.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Revenues:
Housing	$1,137,406	$910,111	$2,944,013	$2,390,165
Land	3,381	—	13,092	4,150
Total	1,140,787	910,111	2,957,105	2,394,315
Costs and expenses:
Construction and land costs
Housing	(953,413)	(760,490)	(2,488,577)	(2,007,621)
Land	(1,588)	—	(11,100)	(10,401)
Total	(955,001)	(760,490)	(2,499,677)	(2,018,022)
Selling, general and administrative expenses	(109,095)	(98,144)	(305,901)	(279,886)
Total	(1,064,096)	(858,634)	(2,805,578)	(2,297,908)
Operating income	$76,691	$51,477	$151,527	$96,407
Homes delivered	2,765	2,487	7,569	6,769
Average selling price	$411,400	$365,900	$389,000	$353,100
Housing gross profit margin as a percentage of housing revenues	16.2%	16.4%	15.5%	16.0%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	16.9%	16.8%	16.1%	16.4%
Adjusted housing gross profit margin as a percentage of housing revenues	21.7%	21.2%	21.0%	20.9%
Selling, general and administrative expenses as a percentage of housing revenues	9.6%	10.8%	10.4%	11.7%
Operating income as a percentage of homebuilding revenues	6.7%	5.7%	5.1%	4.0%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of August 31, 2017, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2017	2016	2017	2016	2017	2016
West Coast	890	710	853	775	16%	19%
Southwest	454	369	549	437	24	22
Central	1,032	976	859	931	33	35
Southeast	389	432	347	365	24	36
Total	2,765	2,487	2,608	2,508	25%	29%

	Three Months Ended August 31,
	Net Order Value			Average Community Count
Segment	2017	2016	Variance	2017	2016	Variance
West Coast	$547,049	$435,598	26%	63	60	5%
Southwest	168,300	122,876	37	40	36	11
Central	256,502	263,707	(3)	93	91	2
Southeast	100,081	107,408	(7)	38	48	(21)
Total	$1,071,932	$929,589	15%	234	235	—%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2017	2016	2017	2016	2017	2016
West Coast	2,226	1,799	2,744	2,325	14%	19%
Southwest	1,297	1,111	1,634	1,337	21	20
Central	2,898	2,647	3,094	3,042	30	30
Southeast	1,148	1,212	1,132	1,325	25	29
Total	7,569	6,769	8,604	8,029	23%	25%

	Net Order Value			Average Community Count
Segment	2017	2016	Variance	2017	2016	Variance
West Coast	$1,835,910	$1,346,091	36%	64	58	10%
Southwest	484,833	385,501	26	40	37	8
Central	899,392	845,164	6	92	90	2
Southeast	320,731	380,509	(16)	40	54	(26)
Total	$3,540,866	$2,957,265	20%	236	239	(1)%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2017	2016	Variance	2017	2016	Variance
West Coast	1,431	1,264	13%	$938,902	$724,795	30%
Southwest	1,141	831	37	336,523	234,736	43
Central	2,175	2,237	(3)	641,101	636,234	1
Southeast	708	894	(21)	199,416	252,815	(21)
Total	5,455	5,226	4%	$2,115,942	$1,848,580	14%
Revenues. Homebuilding revenues for the three months ended August 31, 2017 rose 25% from the year-earlier period to $1.14 billion, primarily due to an increase in housing revenues.
Housing revenues for the quarter ended August 31, 2017 increased 25% to $1.14 billion due to increases in both the number of homes we delivered and the overall average selling price of those homes. We delivered 2,765 homes in the 2017 third quarter, up 11%, largely due to the 8% higher backlog level we had at the beginning of the quarter. The overall average selling price of homes delivered for the three months ended August 31, 2017 rose 12% to $411,400, reflecting a shift in product and geographic mix and generally rising home prices.
Land sale revenues totaled $3.4 million for the three months ended August 31, 2017. We had no land sales in the three months ended August 31, 2016. The land sale revenues in the 2017 third quarter reflected the execution of our plans to monetize certain non-strategic land parcels through land sales as part of our returns-focused growth plan. These land sales are expected to generate cash that we can redeploy for investments in land that are expected to generate a higher return and grow our business, or reduce our debt. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
For the nine months ended August 31, 2017, our homebuilding revenues increased 24% from the year-earlier period to $2.96 billion. Housing revenues for the nine months ended August 31, 2017 rose $553.8 million, or 23%, from the corresponding period of 2016, reflecting growth in the number of homes delivered and an increase in the overall average selling price of those homes. For the first nine months of 2017, we delivered 7,569 homes, an increase of 12%, and the overall average selling price of homes delivered rose 10% to $389,000.
Land sale revenues increased to $13.1 million for the nine months ended August 31, 2017 from $4.2 million for the nine months ended August 31, 2016, reflecting the factors discussed above with respect to our 2017 third quarter land sale revenues.
Operating Income. Our homebuilding operating income increased 49% to $76.7 million for the three months ended August 31, 2017. Homebuilding operating income for the 2017 third quarter included $8.1 million of inventory impairment and land option contract abandonment charges, compared to $3.1 million of such charges in the corresponding 2016 quarter. As a percentage of homebuilding revenues, our homebuilding operating income for the three months ended August 31, 2017 increased 100 basis points year over year to 6.7%.
For the nine months ended August 31, 2017, our homebuilding operating income of $151.5 million rose 57% from the corresponding period of 2016. The nine-month period ended August 31, 2017 included total inventory impairment and land option contract abandonment charges of $18.1 million, compared to $16.8 million in the nine-month period ended August 31, 2016. The charges in the nine-month period ended August 31, 2016 were in part the result of our decision to wind down our Metro Washington, D.C. operations. As a percentage of homebuilding revenues, our homebuilding operating income for the nine months ended August 31, 2017 improved 110 basis points year over year to 5.1%.
The year-over-year improvements in our homebuilding operating income for the three-month and nine-month periods ended August 31, 2017 primarily reflected increases in housing gross profits that were partly offset by increases in selling, general and administrative expenses. In addition, the year-over-year comparisons for the three months and nine months ended August 31, 2017 reflected profits from land sales in the current period, compared to no land sales in the three-month period ended August 31, 2016, and land sale losses in the nine-month period ended August 31, 2016, as further discussed below.
Housing gross profits increased to $184.0 million for the three months ended August 31, 2017 from $149.6 million for the year-earlier period. Our housing gross profits for the 2017 and 2016 third quarters included the above-noted inventory-related charges.
Our housing gross profit margin for the 2017 third quarter decreased 20 basis points year over year to 16.2%, primarily due to an increase in the amortization of previously capitalized interest (approximately 40 basis points) and higher inventory-related charges (approximately 30 basis points), partly offset by improved operating leverage on fixed costs as a result of the increased volume of homes delivered and corresponding higher housing revenues (approximately 30 basis points), lower construction and land costs (approximately 10 basis points) and a decrease in sales incentives (approximately 10 basis points). The increase in the amortization of previously capitalized interest as a percentage of housing revenues was mainly due to longer-term development and/or extended construction time frames for certain communities in our West Coast homebuilding reporting segment.
Excluding the amortization of previously capitalized interest associated with housing operations of $55.0 million and $40.4 million in the three-month periods ended August 31, 2017 and 2016, respectively, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin improved 50 basis points from the year-earlier quarter to 21.7%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2017 third quarter rose to $109.1 million from $98.1 million for the year-earlier quarter, mainly due to higher variable expenses associated with the year-over-year increases in homes delivered and corresponding revenues. As a percentage of housing revenues, selling, general and administrative expenses improved 120 basis points from the prior-year period to 9.6% for the three months ended August 31, 2017, largely due to improved operating leverage on fixed costs from the increased volume of homes delivered and corresponding higher housing revenues, and our ongoing efforts to contain our overhead costs to the extent possible. The ratio was also favorably impacted by a settlement we received in a lengthy lawsuit related to a property in Nevada, which was largely offset by a net charge related to self-insurance.
Land sale profits totaled $1.8 million for the three months ended August 31, 2017. We had no land sales in the prior-year quarter.

Our housing gross profits of $455.4 million for the nine months ended August 31, 2017 increased $72.9 million, or 19%, from $382.5 million for the year-earlier period. Housing gross profits for the nine months ended August 31, 2017 included $18.1 million of inventory impairment and land option contract abandonment charges. For the nine months ended August 31, 2016, housing gross profits included $10.6 million of such charges. Our housing gross profit margin of 15.5% for the first nine months of 2017 decreased 50 basis points year over year, primarily reflecting the impact of higher construction and land costs, an increase in the amortization of previously capitalized interest and higher inventory impairment and land option contract abandonment charges, partly offset by improved operating leverage on fixed costs as a result of the increased volume of homes delivered and corresponding higher housing revenues. Sales incentives as a percentage of housing revenues for the nine months ended August 31, 2017 were approximately the same as the year-earlier period. In the nine months ended August 31, 2017, our adjusted housing gross profit margin improved 10 basis points year over year to 21.0%.
Selling, general and administrative expenses increased $26.0 million, or 9%, year over year to $305.9 million for the nine months ended August 31, 2017 from $279.9 million for the corresponding period of 2016 for the reasons described above with respect to the three months ended August 31, 2017. As a percentage of housing revenues, selling, general and administrative expenses improved 130 basis points year over year to 10.4% for the nine months ended August 31, 2017.
For the nine months ended August 31, 2017, land sales generated profits of $2.0 million. For the nine months ended August 31, 2016, land sale losses of $6.3 million reflected the inventory impairment charges associated with the wind down of our operations in the Metro Washington, D.C. market, and inventory impairment charges recorded in the 2016 first quarter related to the sales of our last remaining land parcels in the Rio Grande Valley area of Texas, which closed in the 2016 second quarter.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventories as of August 31, 2017 within five years. The following table presents our inventories as of August 31, 2017 based on our current estimated timeframe for delivery of the last home within an applicable community or land parcel (in millions):

	0-2 years	3-5 years	6-10 years	Greater than 10 years	Total
Inventories	$1,965.2	$1,224.7	$227.0	$96.9	$3,513.8
The inventories in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments, and collectively represented 91% of our total inventories at August 31, 2017 and November 30, 2016. Inventories in the 6-10 years category were also located in all of our homebuilding reporting segments but largely in our West Coast and Central segments, while inventories in the greater than 10 years category were primarily located in our West Coast and Southwest homebuilding reporting segments. The inventories in the 6-10 years and greater than 10 years categories were generally comprised of land held for future development.
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
We believe that the carrying value of our inventories as of August 31, 2017 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as specific attributes or circumstances of each community or land parcel in our inventory that could be indicators of potential impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.3 million for the three months ended August 31, 2017 and $.1 million for the three months ended August 31, 2016. For the nine months ended August 31, 2017 and 2016, our interest income totaled $.7 million and $.4 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month periods ended August 31, 2017 and 2016 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for those periods. As a result, we had no interest expense for the three-month periods ended August 31, 2017 and 2016. For the nine months ended August 31, 2017, our interest expense, net of amounts capitalized, totaled $6.3 million, compared to $5.7 million for the year-earlier period. Our interest expense for the nine-month period ended August 31, 2017 included a charge of $5.7 million for the early extinguishment of debt associated with our optional redemption of $100.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017. The redemption, which was completed on January 13, 2017 using internally generated cash, represented a step toward reducing our debt in line with our returns-focused growth plan.

During the nine months ended August 31, 2017 and 2016, the average amount of our inventory qualifying for interest capitalization was lower than our average debt level and, therefore, a portion of the interest we incurred was reflected as interest expense.
Interest incurred decreased to $43.4 million for the three months ended August 31, 2017 from $46.5 million for the year-earlier period, due to the lower average debt level in the current period as a result of the above-mentioned optional redemption of the 9.10% Senior Notes due 2017. We capitalized all of the interest incurred in the three months ended August 31, 2017 and 2016. For the nine months ended August 31, 2017, interest incurred decreased to $136.9 million from $139.0 million for the year-earlier period due to a lower average debt level in the current period, partly offset by the above-mentioned charge for the early extinguishment of debt. We capitalized $130.6 million and $133.3 million of the interest incurred in the nine months ended August 31, 2017 and 2016, respectively. The percentage of interest capitalized, excluding the charge for the early extinguishment of debt in the current period, was 99.5% and 95.9% for the nine months ended August 31, 2017 and 2016, respectively. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization and the amount of debt outstanding.
Interest amortized to construction and land costs associated with housing operations increased to $55.0 million for the three months ended August 31, 2017 from $40.4 million for the year-earlier period. For the nine months ended August 31, 2017, interest amortized to construction and land costs associated with housing operations rose to $143.3 million from $106.2 million for the year-earlier period. The year-over-year increases in interest amortized for the three-month and nine-month periods ended August 31, 2017 reflected increases in both the number of homes delivered and the overall construction and land costs attributable to those homes. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 4.8% and 4.4% for the three months ended August 31, 2017 and 2016, respectively, and 4.9% and 4.4% for the nine months ended August 31, 2017 and 2016, respectively. The year-over-year increase in the amortization of previously capitalized interest as a percentage of housing revenues for both the three-month and nine-month periods ended August 31, 2017 was mainly due to longer-term development and/or extended construction time frames for certain communities in our West Coast homebuilding reporting segment. Additionally, interest amortized to construction and land costs in the 2017 third quarter included $.2 million related to land sales that occurred during the period. For the nine months ended August 31, 2017 and 2016, interest amortized to construction and land costs included $1.8 million and $.5 million, respectively, of amortization of previously capitalized interest related to land sales that occurred during those periods.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $.8 million for the three months ended August 31, 2017 and $.5 million for the three months ended August 31, 2016. For the nine months ended August 31, 2017, our equity in loss of unconsolidated joint ventures was $.7 million, compared to $2.0 million for the same period of 2016. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Housing revenues	$1,137,406	$910,111	$2,944,013	$2,390,165
Housing construction and land costs	(953,413)	(760,490)	(2,488,577)	(2,007,621)
Housing gross profits	183,993	149,621	455,436	382,544
Add: Inventory-related charges (a)	8,113	3,052	18,122	10,615
Housing gross profits excluding inventory-related charges	192,106	152,673	473,558	393,159
Add: Amortization of previously capitalized interest (b)	55,036	40,424	143,254	106,181
Adjusted housing gross profits	$247,142	$193,097	$616,812	$499,340
Housing gross profit margin as a percentage of housing revenues	16.2%	16.4%	15.5%	16.0%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	16.9%	16.8%	16.1%	16.4%
Adjusted housing gross profit margin as a percentage of housing revenues	21.7%	21.2%	21.0%	20.9%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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

Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	August 31, 2017	November 30, 2016
Notes payable	$2,502,379	$2,640,149
Stockholders’ equity	1,840,942	1,723,145
Total capital	$4,343,321	$4,363,294
Ratio of debt to capital	57.6%	60.5%

Notes payable	$2,502,379	$2,640,149
Less: Cash and cash equivalents	(494,053)	(592,086)
Net debt	2,008,326	2,048,063
Stockholders’ equity	1,840,942	1,723,145
Total capital	$3,849,268	$3,771,208
Ratio of net debt to capital	52.2%	54.3%

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
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2017	2016	Variance		2017	2016	Variance
Revenues	$609,598	$414,150	47%		$1,426,030	$1,029,269	39%
Construction and land costs	(512,921)	(350,636)	(46)		(1,215,056)	(877,363)	(38)
Selling, general and administrative expenses	(37,402)	(26,188)	(43)		(90,991)	(70,321)	(29)
Operating income	$59,275	$37,326	59%		$119,983	$81,585	47%

Homes delivered	890	710	25%		2,226	1,799	24%
Average selling price	$682,500	$583,300	17%		$639,600	$572,100	12%
Housing gross profit margin	15.6%	15.3%	30	bps	14.7%	14.8%	(10	)bps
This segment’s revenues for the three months and nine months ended August 31, 2017 were generated from both housing operations and land sales, while its revenues for the three months and nine months ended August 31, 2016 were generated solely from housing operations. Housing revenues for the 2017 third quarter grew 47% to $607.4 million. For the nine months ended August 31, 2017, housing revenues rose 38% from the corresponding year-earlier period to $1.42 billion. The housing revenue growth in each period of 2017 reflected increases in both the number of homes delivered and the average selling price of those homes. The increases in the number of homes delivered in the three-month and nine-month periods ended August 31, 2017 primarily reflected the substantially higher backlog level at the beginning of each period as compared to the corresponding year-earlier period, and were largely attributable to our Northern California operations. The average selling price of homes delivered during the three months and nine months ended August 31, 2017 rose from the corresponding periods of 2016 due to a shift in product and geographic mix, and generally rising home prices. Land sale revenues consisted of contingent consideration (profit participation revenues) that we realized in the current period and totaled $2.2 million for both the three-month and nine-month periods ended August 31, 2017.
Operating income for the three months ended August 31, 2017 increased significantly from the year-earlier period, primarily reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. Housing gross profits increased as a result of the higher volume of homes delivered and an increase in the housing gross profit margin. The year-over-year growth in the housing gross profit margin was mainly due to improved operating leverage from the increased volume of homes delivered and corresponding higher housing revenues and a shift in product and geographic mix, partly offset by higher construction and land costs, and an increase in the amortization of previously capitalized interest that was mainly due to longer-term development and/or extended construction time frames for certain communities. Inventory-related charges impacting the 2017 third quarter housing gross profit margin totaled $5.9 million, compared to $2.8 million in the year-earlier quarter. Land sales generated profits of $2.2 million for the three months ended August 31, 2017, reflecting the above-mentioned contingent consideration realized during the period. Selling, general and administrative expenses for the three months ended August 31, 2017 increased from the year-earlier period, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.
For the nine months ended August 31, 2017, operating income rose 47% from the year-earlier period, mainly reflecting growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. The increase in housing gross profits reflected the higher volume of homes delivered, partly offset by a slight decrease in the housing gross profit margin. The year-over-year decline in the housing gross profit margin was mainly due to higher construction and land costs, an increase in inventory-related charges, a shift in product and geographic mix of homes delivered, and an increase in the amortization of previously capitalized interest as discussed above with respect to the three months ended August 31, 2017. These impacts were partly offset by improved operating leverage from the increased volume of homes delivered and corresponding higher housing revenues. Inventory-related charges impacting the housing gross profit margin totaled $10.9 million for the nine-month period ended August 31, 2017 and $7.8 million for the corresponding period of 2016. Land sales generated profits of $2.2 million for the nine months ended August 31, 2017. Selling, general and administrative expenses for the nine months ended August 31, 2017 increased from the year-earlier period, primarily for the reasons described above with respect to the three months ended August 31, 2017.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2017	2016	Variance		2017	2016	Variance
Revenues	$132,307	$106,187	25%		$376,132	$318,190	18%
Construction and land costs	(111,959)	(87,790)	(28)		(317,238)	(260,541)	(22)
Selling, general and administrative expenses	(8,239)	(9,695)	15		(29,259)	(24,986)	(17)
Operating income	$12,109	$8,702	39%		$29,635	$32,663	(9	) %

Homes delivered	454	369	23%		1,297	1,111	17%
Average selling price	$291,400	$287,800	1%		$290,000	$286,400	1%
Housing gross profit margin	15.4%	17.3%	(190	)bps	15.7%	18.1%	(240	)bps
This segment’s revenues for the three months and nine months ended August 31, 2017 and 2016 were generated solely from housing operations. Housing revenues for the three months and nine months ended August 31, 2017 increased 25% and 18%, respectively, from the corresponding year-earlier periods, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered primarily reflected the higher number of homes in backlog at the beginning of each of the 2017 periods as compared to the corresponding 2016 periods. The year-over-year increase in the number of homes delivered for the three months ended August 31, 2017 was attributable to both our Arizona and Nevada operations, while the increase for the nine months ended August 31, 2017 primarily occurred in our Nevada operations.
Operating income for the three months ended August 31, 2017 increased substantially from the corresponding period of 2016 due to higher housing gross profits and lower selling, general and administrative expenses. The year-over-year increase in the housing gross profits reflected an increase in the number of homes delivered, partly offset by a decline in the housing gross profit margin. The decrease in the housing gross profit margin reflected higher construction and land costs and a shift in product mix of homes delivered. Inventory-related charges impacting the 2017 third quarter housing gross profit margin totaled $2.1 million, compared to $.1 million in the year-earlier quarter. Selling, general and administrative expenses for the 2017 third quarter decreased from the corresponding 2016 quarter, mainly due to a settlement received in a lawsuit in the current quarter, partly offset by higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues, and an increase to legal accruals. Sales incentives as a percentage of housing revenues in the three months ended August 31, 2017 decreased slightly from the year-earlier period.
For the nine months ended August 31, 2017, operating income decreased from the year-earlier period, reflecting lower housing gross profits and higher selling, general and administrative expenses. The decrease in housing gross profits reflected a year-over-year decline in the housing gross profit margin, partly offset by an increase in the number of homes delivered. The housing gross profit margin declined for the reasons described above with respect to the three-month period ended August 31, 2017, and higher inventory-related charges. Inventory-related charges impacting the housing gross profit margin totaled $3.4 million for the nine months ended August 31, 2017, compared to $.3 million for the year-earlier period. Selling, general and administrative expenses for the nine months ended August 31, 2017 rose from the year-earlier period, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2017	2016	Variance		2017	2016	Variance
Revenues	$291,006	$265,524	10%		$826,008	$707,917	17%
Construction and land costs	(235,086)	(212,629)	(11)		(671,509)	(572,262)	(17)
Selling, general and administrative expenses	(26,999)	(25,294)	(7)		(78,761)	(74,253)	(6)
Operating income	$28,921	$27,601	5%		$75,738	$61,402	23%

Homes delivered	1,032	976	6%		2,898	2,647	9%
Average selling price	$280,800	$272,100	3%		$282,100	$265,900	6%
Housing gross profit margin	19.4%	19.9%	(50	)bps	18.9%	19.4%	(50	)bps
This segment’s revenues for the three months and nine months ended August 31, 2017 and the nine months ended August 31, 2016 were generated from both housing operations and land sales. For the three months ended August 31, 2016, this segment’s revenues were generated solely from housing operations. Housing revenues for the 2017 third quarter increased 9% to $289.8 million from $265.5 million for the year-earlier quarter. For nine months ended August 31, 2017, housing revenues rose 16% to $817.5 million from $703.8 million. The housing revenue growth in each period of 2017 reflected increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered in the three-month and nine-month periods ended August 31, 2017 reflected increases from both our Colorado and Texas operations, despite having missed approximately 50 deliveries due to Hurricane Harvey in Texas. The average selling price for the three months and nine months ended August 31, 2017 rose from the corresponding periods of 2016, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix, and generally rising home prices. Land sale revenues for the three months ended August 31, 2017 totaled $1.2 million, while such revenues for the nine months ended August 31, 2017 and 2016 totaled $8.5 million and $4.2 million, respectively.
Operating income for the three months ended August 31, 2017 increased $1.3 million from the year-earlier period, mainly due to growth in housing gross profits, partly offset by an increase in selling, general and administrative expenses. Housing gross profits expanded due to the increased volume of homes delivered, partially offset by a decrease in the housing gross profit margin. The housing gross profit margin declined from the year-earlier quarter, largely due to higher construction and land costs and a shift in product mix of homes delivered. Land sales generated losses of $.2 million in the three months ended August 31, 2017. Selling, general and administrative expenses for the 2017 third quarter increased from the year-earlier quarter due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues, partly offset by lower overhead costs as a result of our cost containment efforts.
For the nine months ended August 31, 2017, operating income increased $14.3 million from the year-earlier period, mainly due to growth in housing gross profits. The increase in housing gross profits reflected an increase in the number of homes delivered, partly offset by a lower housing gross profit margin. The housing gross profit margin decreased from the year-earlier period due to the reasons described above with respect to the three months ended August 31, 2017, partly offset by unfavorable warranty adjustments in the year-earlier period. Inventory-related charges impacting the housing gross profit margin totaled $.5 million for the nine-months ended August 31, 2017 and $1.2 million for corresponding period of 2016. Land sales generated losses of $.2 million and $.9 million for the nine months ended August 31, 2017 and 2016, respectively. The land sale loss for the nine months ended August 31, 2016 included an inventory impairment charge of approximately $.8 million related to the sales of our last remaining land parcels in the Rio Grande Valley area of Texas. Selling, general and administrative expenses for the nine months ended August 31, 2017 increased compared to the corresponding period of 2016, mainly due to the reasons described above with respect to the three months ended August 31, 2017. In addition, the nine-month period ended August 31, 2016 included an increase to a legal accrual.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2017	2016	Variance		2017	2016	Variance
Revenues	$107,876	$124,250	(13	) %	$328,935	$338,939	(3	) %
Construction and land costs	(93,517)	(108,002)	13		(291,456)	(303,308)	4
Selling, general and administrative expenses	(13,230)	(13,919)	5		(38,017)	(44,140)	14
Operating income (loss)	$1,129	$2,329	(52	) %	$(538)	$(8,509)	94%

Homes delivered	389	432	(10	) %	1,148	1,212	(5	) %
Average selling price	$277,300	$287,600	(4	) %	$284,500	$279,700	2%
Housing gross profit margin	13.5%	13.1%	40	bps	11.5%	12.1%	(60	)bps
This segment’s revenues for the three months ended August 31, 2017 and the three months and nine months ended August 31, 2016 were generated solely from housing operations. Revenues for the nine months ended August 31, 2017 were generated from both housing operations and land sales. Housing revenues for the three months ended August 31, 2017 declined 13% from the year-earlier period, reflecting decreases in both the number of homes delivered and the average selling price of those homes. For the nine months ended August 31, 2017, housing revenues decreased 4% to $326.6 million due to a decrease in the number of homes delivered, partly offset by an increase in the average selling price. The year-over-year decreases in the number of homes delivered for the three months and nine months ended August 31, 2017 mainly reflected the wind down of our Metro Washington, D.C. operations. The year-over-year decrease in the average selling price for the three months ended August 31, 2017 was mainly due to a shift in mix, including the absence of deliveries from Metro Washington D.C. in the current period. The average selling price for the nine months ended August 31, 2017 rose from the corresponding 2016 period, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally rising home prices. Land sale revenues for the nine months ended August 31, 2017 totaled $2.4 million.
For the three months ended August 31, 2017, operating income declined from the prior year period due to a decrease in housing gross profits, partly offset by a decrease in selling, general and administrative expenses. The year-over-year decline in housing gross profits reflected a decrease in the number of homes delivered, partly offset by an improved housing gross profit margin. This segment’s housing gross profit margin increased on a year-over-year basis, primarily due to lower overall construction and land costs. Inventory-related charges impacting the housing gross profit margin for both of the three-month periods ended August 31, 2017 and 2016 totaled $.1 million. Sales incentives as a percentage of housing revenues in the 2017 third quarter increased slightly from the year-earlier quarter. Land sales generated nominal losses of $.2 million for the quarter ended August 31, 2017. Selling, general and administrative expenses decreased in the 2017 third quarter from the year-earlier period, primarily due to lower overhead costs and a lower volume of homes delivered.
For the nine months ended August 31, 2017, this segment’s operating loss improved significantly from the year-earlier period mainly due to a decrease in selling, general and administrative expenses and improved land sale results, partly offset by a decline in housing gross profits. Housing gross profits decreased compared to the year-earlier period, for the reasons described above with respect to the three months ended August 31, 2017. The housing gross profit margin decreased on a year-over-year basis, primarily due to higher overall construction and land costs and an increase in inventory-related charges, partly offset by unfavorable warranty adjustments in the year-earlier period. In the nine months ended August 31, 2017, inventory-related charges impacting the housing gross profit margin totaled $3.3 million, compared to $2.1 million for the prior-year period. Land sales generated break-even results for the nine months ended August 31, 2017. Land sale losses of $5.4 million for the nine months ended August

31, 2016 reflected inventory impairment charges associated with the wind down of our operations in the Metro Washington, D.C. area. Selling, general and administrative expenses for the nine-month period ended August 31, 2017 decreased from the year-earlier period, primarily due to lower overhead costs as a result of our cost containment efforts, the wind down of our Metro Washington, D.C. operations in 2016, and the lower volume of homes delivered. In addition, the 2016 period included a legal settlement of $2.5 million.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Revenues	$3,214	$3,172	$8,286	$8,389
Expenses	(890)	(891)	(2,525)	(2,621)
Equity in income (loss) of unconsolidated joint ventures	660	132	1,600	(652)
Pretax income	$2,984	$2,413	$7,361	$5,116
Revenues. Financial services revenues for the three months ended August 31, 2017 totaled $3.2 million, essentially even with the year-earlier period. For the nine months ended August 31, 2017, financial services revenues decreased slightly to $8.3 million from $8.4 million for the corresponding period of 2016.
Expenses. General and administrative expenses totaled $.9 million for each of the three-month periods ended August 31, 2017 and August 31, 2016. For the nine months ended August 31, 2017 and 2016, general and administrative expenses totaled $2.5 million and $2.6 million, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $.7 million for the three months ended August 31, 2017, compared to $.1 million for the three months ended August 31, 2016. For the nine months ended August 31, 2017, the equity in income of unconsolidated joint ventures was $1.6 million, compared to the equity in loss of unconsolidated joint ventures of $.7 million for corresponding period of 2016. The year-over-year changes for the three-month and nine-month periods ended August 31, 2017 primarily reflected the commencement of KBHS’ operations in 2017, as described below, and the wind down of HCM in the latter part of 2016. The equity in loss of unconsolidated joint ventures for the nine months ended August 31, 2016 was solely related to HCM’s operations. As part of the wind down of HCM’s operations, which is discussed in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report, HCM stopped originating loans in October 2016 and had no significant impact on our consolidated statements of operations for the three months or nine months ended August 31, 2017.
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
In the 2016 fourth quarter, a subsidiary of ours and a subsidiary of Stearns Lending entered into an agreement to form KBHS, an unconsolidated mortgage banking joint venture to offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns Lending each have a 50.0% ownership interest in KBHS, with Stearns Lending providing management oversight of KBHS’ operations. KBHS was operational in all of our served markets as of June 2017. Our financial services reporting segment is separately reported in our consolidated financial statements.
INCOME TAXES
Our income tax expense totaled $29.0 million and $14.1 million for the three months ended August 31, 2017 and 2016, respectively. For the nine months ended August 31, 2017 and 2016, our income tax expense totaled $56.4 million and $26.2 million, respectively. Our income tax expense for the three months ended August 31, 2017 reflected the favorable impact of $2.6 million of federal energy tax credits we earned from building energy-efficient homes through December 31, 2016, resulting in an effective income tax rate of 36.6%. For the three months ended August 31, 2016, our effective income tax rate of 26.4% reflected the favorable impact of $6.7 million of federal energy tax credits. Income tax expense for the nine months ended August 31, 2017 and 2016 reflected the favorable impact of federal energy tax credits of $3.8 million and $10.4 million, respectively. Our effective income tax rate was 36.9% for the nine months ended August 31, 2017, and 27.8% for the nine months ended August 31, 2016. There has not been any new legislation enacted extending the business tax credit for building energy-efficient homes beyond December 31, 2016.
At August 31, 2017 and November 30, 2016, we had deferred tax assets of $707.7 million and $763.8 million, respectively, that were partly offset by valuation allowances of $24.6 million and $24.8 million, respectively. The deferred tax asset valuation allowances as of August 31, 2017 and November 30, 2016 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. In the three months ended August 31, 2017, we reversed $.2 million of our deferred tax asset valuation allowance due to the utilization of additional state NOLs recognized with the filing of our 2016 state tax returns.
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
Our investments in land and land development totaled $1.12 billion for the nine months ended August 31, 2017, compared to $1.06 billion for the corresponding period of 2016. Approximately 49% of our total investments in the nine months ended August 31, 2017 related to land acquisition, compared to approximately 50% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first nine months of 2017 and 2016, approximately 61% and 65%, respectively, of these investments were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in 2018 and beyond.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	August 31, 2017		November 30, 2016		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	11,157	$1,774,028	10,904	$1,726,740	253	$47,288
Southwest	9,253	562,779	8,338	522,320	915	40,459
Central	18,211	815,056	18,272	769,237	(61)	45,819
Southeast	7,003	361,931	7,311	384,931	(308)	(23,000)
Total	45,624	$3,513,794	44,825	$3,403,228	799	$110,566
The carrying value of the lots owned or controlled under land option contracts and other similar contracts at August 31, 2017 increased from November 30, 2016 primarily due to the investments in land and land development we made during the nine months ended August 31, 2017, and an increase in the number of homes under construction, reflecting our higher backlog level. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 22% at

August 31, 2017, compared to 21% at November 30, 2016. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
We ended our 2017 third quarter with $494.1 million of cash and cash equivalents, compared to $592.1 million at November 30, 2016. The majority of our cash and cash equivalents at August 31, 2017 and November 30, 2016 was invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2017	November 30, 2016	Variance
Mortgages and land contracts due to land sellers and other loans	$24,142	$66,927	$(42,785)
Senior notes	2,249,965	2,345,843	(95,878)
Convertible senior notes	228,272	227,379	893
Total	$2,502,379	$2,640,149	$(137,770)
On December 14, 2016, as a step toward reducing our debt in line with our returns-focused growth plan, we elected to exercise our optional redemption rights under the terms of the 9.10% Senior Notes due 2017. On January 13, 2017, we redeemed $100.0 million in aggregate principal amount of the notes outstanding at the redemption price calculated in accordance with the “make-whole” provisions of the notes. We used internally generated cash to fund this redemption. We paid a total of $105.3 million to redeem the notes and recorded a charge of $5.7 million for the early extinguishment of debt. Upon this redemption, $165.0 million in aggregate principal amount of the notes remained outstanding. As disclosed in Note 21 – Subsequent Event in the Notes to Consolidated Financial Statements in this report, on September 15, 2017, we repaid the remaining $165.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017 at their maturity. We used internally generated cash to retire the notes.
Our financial leverage, as measured by the ratio of debt to capital, was 57.6% at August 31, 2017, compared to 60.5% at November 30, 2016. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at August 31, 2017 was 52.2%, compared to 54.3% at November 30, 2016.
LOC Facility. We had no letters of credit outstanding under the LOC Facility at August 31, 2017 or November 30, 2016.
Unsecured Revolving Credit Facility. On July 27, 2017, we entered into the Amended Credit Facility, which, among other things, increased the commitment under our unsecured revolving credit facility from $275.0 million to $500.0 million and extended its maturity from August 7, 2019 to July 27, 2021. The Amended Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, our LOC Facility. The amount of the Amended Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Amended Credit Facility and the maximum available amount under the terms of the Amended Credit Facility. As of August 31, 2017, we had no cash borrowings and $33.0 million of letters of credit outstanding under the Amended Credit Facility. Therefore, as of August 31, 2017, we had $467.0 million available for cash borrowings under the Amended Credit Facility, with up to $217.0 million of that amount available for the issuance of additional letters of credit. The Amended Credit Facility is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Under the terms of the Amended Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or minimum level of liquidity, each as defined therein. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Amended Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements are set forth below:

•
Consolidated Tangible Net Worth. We must maintain a consolidated tangible net worth at the end of any fiscal quarter greater than or equal to the sum of (a) $1.24 billion, plus (b) an amount equal to 50% of the aggregate of the cumulative consolidated net income for each fiscal quarter commencing after May 31, 2017 and ending as of the last day of such fiscal quarter (though there is no reduction if there is a consolidated net loss in any fiscal quarter), plus (c) an amount equal to 50% of the cumulative net proceeds we receive from the issuance of our capital stock after May 31, 2017.

•	Leverage Ratio. We must also maintain a Leverage Ratio of less than or equal to .65 at the end of each fiscal quarter.

•
Interest Coverage Ratio or Liquidity. We are also required to maintain either (a) an Interest Coverage Ratio of greater than or equal to 1.50 at the end of each fiscal quarter; or (b) a minimum level of liquidity, but not both. Our minimum liquidity is required to be greater than or equal to consolidated interest incurred, as defined under the Amended Credit Facility, for the four most recently ended fiscal quarters in the aggregate.

In addition, under the Amended Credit Facility, our investments in joint ventures and non-guarantor subsidiaries (which are shown, respectively, in Note 9 – Investments in Unconsolidated Joint Ventures and in Note 20 – Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report) as of the end of each fiscal quarter cannot exceed the sum of (a) $104.8 million and (b) 20% of consolidated tangible net worth. Further, the Amended Credit Facility does not permit our borrowing base indebtedness, which is the aggregate principal amount of the outstanding indebtedness for borrowed money and non-collateralized financial letters of credit of us and certain of our subsidiaries, to be greater than the borrowing base (a measure of our inventory and unrestricted cash assets).
The covenants and other requirements under the Amended Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Amended Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2017:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.27 billion	$1.84 billion
Leverage Ratio	<	.650	.576
Interest Coverage Ratio (a)	>	1.500	2.703
Minimum liquidity (a)	>	$175.1 million	$494.1 million
Investments in joint ventures and non-guarantor subsidiaries	<	$473.0 million	$101.8 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$482.1 million

(a)
Under the terms of the Amended Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of August 31, 2017, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
As of August 31, 2017, we were in compliance with the applicable terms of all our covenants under the Amended Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Amended Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Amended Credit Facility, which would restrict our payment of dividends if a default under the Amended Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2017, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $24.1 million, secured primarily by the underlying property, which had an aggregate carrying value of $73.5 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In April 2017, Moody’s Investor Services upgraded our corporate credit rating to B1, with a stable outlook, from B2, with a positive outlook. In August 2017, Standard and Poor’s Financial Services upgraded our rating to B+ from B, with a positive outlook. As of August 31, 2017, our credit rating by Fitch

Ratings was B+, with a stable outlook. On September 14, 2017, Fitch Ratings affirmed our credit rating at B+ and revised the rating outlook to positive from stable.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$103,270	$(102,612)
Investing activities	(13,638)	(185)
Financing activities	(187,825)	(119,822)
Net decrease in cash and cash equivalents	$(98,193)	$(222,619)
Operating Activities. Operating activities provided net cash of $103.3 million in the nine months ended August 31, 2017, and used $102.6 million in the nine months ended August 31, 2016. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.
Our net cash provided by operating activities for the nine months ended August 31, 2017 largely reflected net income of $96.2 million, a net increase in accounts payable, accrued expenses and other liabilities of $9.9 million, and a net decrease in receivables of $2.2 million, partly offset by net cash of $95.9 million used for investments in inventories. In the nine months ended August 31, 2016, our net cash used in operating activities mainly reflected investments in inventories of $265.5 million, partly offset by net income of $68.1 million, a net increase in accounts payable, accrued expenses and other liabilities of $24.8 million, and a net decrease in receivables of $10.4 million.
Investing Activities. Investing activities used net cash of $13.6 million in the nine months ended August 31, 2017 and $.2 million in the year-earlier period. In the nine months ended August 31, 2017, our uses of cash included $15.2 million for contributions to unconsolidated joint ventures and $6.6 million for net purchases of property and equipment. These uses of cash were partially offset by an $8.2 million return of investments in unconsolidated joint ventures. In the nine months ended August 31, 2016, cash of $2.7 million was used for net purchases of property and equipment and $1.0 million was used for contributions to unconsolidated joint ventures. These uses were largely offset by a $3.5 million return of investments in unconsolidated joint ventures.
Financing Activities. Financing activities used net cash of $187.8 million in the nine months ended August 31, 2017 and $119.8 million in the nine months ended August 31, 2016. In the nine months ended August 31, 2017, cash was used for our optional early redemption of $100.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017, payments on mortgages and land contracts due to land sellers and other loans of $92.4 million, dividend payments on our common stock of $6.5 million, repurchases of previously issued shares of our common stock delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock and PSU awards, as well as shares forfeited by individuals upon their termination of employment at a total cost of $2.5 million, and $1.7 million of issuance costs for the Amended Credit Facility. The cash used in financing activities for the nine months ended August 31, 2017 was partly offset by $20.7 million of issuances of common stock under employee stock plans. In the nine months ended August 31, 2016, cash was used for repurchases of shares of our common stock at a total cost of $87.5 million, payments on mortgages and land contracts due to land sellers and other loans of $41.9 million, and dividend payments on our common stock of $6.5 million. The cash used was partly offset by a decrease of $8.7 million in our restricted cash balance and $7.4 million of issuances of common stock under employee stock plans.
During the three months ended August 31, 2017 and August 31, 2016, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the nine months ended August 31, 2017 and 2016 totaled $.075 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Shelf Registration. On July 14, 2017, we filed the 2017 Shelf Registration with the SEC. The 2017 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Issuances of securities under our 2017 Shelf Registration require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue securities is subject to market conditions and other factors impacting our borrowing capacity. The 2017 Shelf Registration replaced our previously effective universal shelf registration statement filed with the SEC on July 18, 2014. We have not made any offerings of securities under the 2017 Shelf Registration.

We believe we have adequate capital resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire assets and land, to use and/or develop acquired assets and land, to construct homes, to finance our financial services operations and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return standards, in the remainder of 2017, we may use or redeploy our cash resources or cash borrowings under the Amended Credit Facility to support other business purposes that are aligned with our primary strategic growth goals. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding common stock. They may also include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, as well as potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land and land development investment targets, to complete strategic transactions and for other business purposes and/or to effect repurchases or additional redemptions of our outstanding senior notes or other debt. The amounts involved in these transactions, if any, may be material. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Amended Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $169.7 million at August 31, 2017 and $198.8 million at November 30, 2016. Our investments in unconsolidated joint ventures totaled $64.5 million at August 31, 2017 and $64.0 million at November 30, 2016. As of August 31, 2017, two of our unconsolidated joint ventures had outstanding secured debt totaling $25.6 million under separate construction loan agreements with different third-party lenders to finance their respective land development activities. The outstanding secured debt under these agreements is non-recourse to us, with $24.8 million scheduled to mature in August 2018 and the remainder scheduled to mature in February 2020. At November 30, 2016, only one of these unconsolidated joint ventures had outstanding secured debt of $44.4 million. None of our other unconsolidated joint ventures had any outstanding debt at August 31, 2017 or November 30, 2016. While we and our partners in the unconsolidated joint ventures that have the construction loan agreements provide certain guarantees and indemnities to the applicable lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt of these unconsolidated joint ventures. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt of these unconsolidated joint ventures is material to our consolidated financial statements. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2017 or November 30, 2016. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at August 31, 2017 and November 30, 2016 was a VIE, but we were not the primary beneficiary of this VIE. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Of the 388 unconsolidated joint venture lots controlled under land option and other similar contracts at August 31, 2017, we are committed to purchase 90 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next three years for an aggregate purchase price of approximately $39.9 million under agreements that we entered into with the joint venture in 2016.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At August 31, 2017, we had total cash deposits of $39.1 million to purchase land having an aggregate purchase price of $980.2 million. At November 30, 2016, we had total deposits of $42.8 million to purchase land having an aggregate purchase price of $1.07 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at August 31, 2017, we estimate the remaining purchase price to be paid would be as follows: 2017 –

$347.7 million; 2018 – $312.8 million; 2019 – $113.0 million; 2020 – $50.2 million; 2021 – $35.8 million; and thereafter – $81.6 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $28.0 million at August 31, 2017 and $56.0 million at November 30, 2016. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of August 31, 2017 and November 30, 2016 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluated our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $28.5 million at August 31, 2017 and $50.5 million at November 30, 2016, as further discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report.
Contractual Obligations. Due to our optional early redemption of $100.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017, which is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our contractual obligations as of August 31, 2017 have changed materially from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2016. The following table sets forth our future cash requirements related to the contractual obligations of our long-term debt and interest as of August 31, 2017 (in millions):

	Total	2017	2018-2019	2020-2021	Thereafter
Contractual obligations:
Long-term debt	$2,519.1	$179.0	$940.1	$350.0	$1,050.0
Interest	554.2	54.2	258.4	171.0	70.6
Total	$3,073.3	$233.2	$1,198.5	$521.0	$1,120.6
There have been no other significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2016.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2017 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2016.
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
Given these dynamics in most of our served markets, and based on the year-over-year increase in our backlog value at August 31, 2017, we believe we are well positioned to achieve our primary objectives for 2017 as we continue to execute on our returns-focused growth plan. Our present outlook is as follows:
2017 Fourth Quarter:

•
We expect to generate housing revenues in the range of $1.3 billion to $1.4 billion, compared to $1.2 billion in the year-earlier quarter, reflecting both the conversion of our higher backlog at August 31, 2017 into homes delivered and an anticipated overall average selling price of those homes in the range of $425,000 to $430,000.

•	We expect our housing gross profit margin to be in the range of 18.0% to 18.3%, assuming no inventory-related charges.

•	We believe our selling, general and administrative expenses as a percentage of housing revenues will be in the range of 9.2% to 9.4%.

•	We expect our operating income margin, excluding inventory-related charges, to be approximately 8.9%.

•	We are projecting an effective income tax rate of approximately 39%.

•	We expect our average community count for the fourth quarter will be approximately flat as compared to the 2016 fourth quarter.
2017 Full-Year:

•	We expect our full-year housing revenues to be approximately $4.3 billion, an increase from $3.6 billion in 2016.

•	We expect our homebuilding operating income margin to be approximately 6.7%, assuming no inventory-related charges, as compared to 5.7% in 2016.

•	We expect our average community count to be approximately flat relative to 2016.
2018 Full-Year:

•	We expect our housing revenues to be in the range of $4.5 billion to $4.9 billion.

•	We expect our average community count to be flat to slightly down relative to 2017.
We have operations in Houston, Texas and in the state of Florida, areas that were severely impacted by recent hurricanes that caused heavy flooding in some locations and widespread damage to existing homes, commercial buildings and infrastructure. These operations constituted 15% of our housing revenues over the last twelve months. While these events did not significantly affect our results for the three-month or nine-month periods ended August 31, 2017, and our communities in the affected areas had minimal damage, we believe our Houston and Florida operations, and our consolidated financial statements, could be affected in the fourth quarter and future quarters by, among other things, a decline in 2017 fourth quarter net orders in the mid-single digit range; land development and home construction delays and/or elevated costs stemming from general hurricane-related recovery efforts that heighten the demand for, and constrain the supply of, building materials and available trade labor; warranty repair claims from our affected homeowners; and tempered homebuyer traffic and home sales activity.
Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) in the 2017 fourth quarter and beyond will also depend significantly on prevailing economic and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regards to housing and mortgage loan financing policies), among other factors.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the following:

•	general economic, employment and business conditions;

•	population growth, household formations and demographic trends;

•	conditions in the capital, credit and financial markets;

•	our ability to access external financing sources and raise capital through the issuance of common stock, debt or other securities, and/or project financing, on favorable terms;

•	material and trade costs and availability;

•	changes in interest rates;

•	our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;

•	our compliance with the terms of the Amended Credit Facility;

•	volatility in the market price of our common stock;

•	weak or declining consumer confidence, either generally or specifically with respect to purchasing homes;

•	competition from other sellers of new and resale homes;

•	weather events, significant natural disasters and other climate and environmental factors;

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

•	the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services;

•	the performance of mortgage lenders to our homebuyers;

•	completing the wind down of HCM as planned;

•	the performance of KBHS;

•	information technology failures and data security breaches; and

•	other events outside of our control.
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
The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of August 31, 2017 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2017	$165,000	9.6%
2018	300,000	7.3
2019	630,000	3.9
2020	350,000	8.5
2021	—	—
Thereafter	1,050,000	7.5
Total	$2,495,000	6.9%
Fair value at August 31, 2017	$2,698,056
For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2016.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2017.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 16 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of August 31, 2017, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. During the three months ended August 31, 2017, no shares were repurchased pursuant to this authorization.
Item 6.    Exhibits

Exhibits

10.53	Second Amended and Restated Revolving Loan Agreement, dated as of July 27, 2017, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and nine months ended August 31, 2017 and 2016, (b) Consolidated Balance Sheets as of August 31, 2017 and November 30, 2016, (c) Consolidated Statements of Cash Flows for the nine months ended August 31, 2017 and 2016, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	October 5, 2017	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 5, 2017	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

10.53	Second Amended and Restated Revolving Loan Agreement, dated as of July 27, 2017, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and nine months ended August 31, 2017 and 2016, (b) Consolidated Balance Sheets as of August 31, 2017 and November 30, 2016, (c) Consolidated Statements of Cash Flows for the nine months ended August 31, 2017 and 2016, and (d) Notes to Consolidated Financial Statements.