Form 10-K
period 2017-11-30
KB HOME
filed 2018-01-26
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒        Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on May 31, 2017 was $1,986,837,449, including 9,153,296 shares held by the registrant’s grantor stock ownership trust and excluding 21,844,825 shares held in treasury.
There were 87,048,265 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2017. The registrant’s grantor stock ownership trust held an additional 8,897,954 shares of the registrant’s common stock on that date.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2017

PART I

Item 1.	BUSINESS
General
KB Home is one of the largest and most recognized homebuilding companies in the U.S. and has been building homes for 60 years, with more than 600,000 homes delivered since our founding. We sell and build a variety of new homes designed primarily for first-time, first move-up and active adult homebuyers, including attached and detached single-family residential homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. Our homebuilding operations represent most of our business, accounting for 99.7% of our total revenues in 2017. Our financial services operations, which accounted for the remaining .3% of our total revenues in 2017, offer various insurance products to our homebuyers in the markets where we build homes and provide title services in certain of those markets. Our financial services operations provide mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), an unconsolidated joint venture we formed with Stearns Lending, LLC (“Stearns”), which became operational in 2017.
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
The following charts present homes delivered and homebuilding revenues for the years ended November 30, 2015, 2016 and 2017:

Markets
Reflecting the geographic reach of our homebuilding business, we have ongoing operations in the seven states and 35 major markets presented below. We also operate in various submarkets within these major markets. From time to time, we refer to these markets and submarkets collectively as our “served markets.” For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

Segment	State(s)	Major Market(s)

West Coast	California
Contra Costa County, Fresno, Los Angeles, Madera, Oakland, Orange County, Riverside, Sacramento, San Bernardino, San Diego, San Francisco, San Jose, Santa Rosa-Petaluma, Stockton, Vallejo, Ventura and Yuba City

Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas
Central	Colorado	Denver
	Texas	Austin, Dallas, Fort Worth, Houston and San Antonio
Southeast	Florida	Daytona Beach, Jacksonville, Lakeland, Orlando, Punta Gorda, Sarasota, Sebastian-Vero Beach and Tampa
	North Carolina	Raleigh
Segment Operating Information. The following table presents certain operating information for our homebuilding reporting segments for the years ended November 30, 2017, 2016 and 2015 (dollars in millions, except average selling price):

	Years Ended November 30,
	2017	2016	2015
West Coast:
Homes delivered	3,387	2,825	2,258
Percentage of total homes delivered	31%	29%	27%
Average selling price	$644,900	$579,900	$587,000
Total revenues (a)	$2,186.4	$1,638.1	$1,402.3
Southwest:
Homes delivered	1,837	1,559	1,311
Percentage of total homes delivered	17%	16%	16%
Average selling price	$290,200	$287,000	$284,600
Total revenues (a)	$533.1	$447.5	$398.2
Central:
Homes delivered	4,136	3,744	3,183
Percentage of total homes delivered	38%	38%	39%
Average selling price	$284,800	$270,100	$252,200
Total revenues (a)	$1,188.8	$1,018.5	$809.7
Southeast:
Homes delivered	1,549	1,701	1,444
Percentage of total homes delivered	14%	17%	18%
Average selling price	$284,100	$281,400	$281,900
Total revenues (a)	$448.0	$478.9	$410.8
Total:
Homes delivered	10,909	9,829	8,196
Average selling price	$397,400	$363,800	$354,800
Total revenues (a)	$4,356.3	$3,582.9	$3,021.0

(a)	Total revenues include revenues from housing and land sales.
Additional financial and operational information related to our homebuilding reporting segments, including revenues, pretax income (loss), inventories and assets, is provided below in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report.

Unconsolidated Joint Ventures. The above table does not include homes delivered or revenues from unconsolidated joint ventures in which we participate. These unconsolidated joint ventures acquire and develop land in various markets where our homebuilding operations are located and, in some cases, build and deliver homes on the land developed.
Strategy
Since 2016, we have implemented a Returns-Focused Growth Plan that is designed to drive higher revenues and improvement in our homebuilding operating income margin, return on invested capital, return on equity and leverage ratio, and to achieve certain financial targets for these and related metrics in 2019. The plan’s main components are (1) executing our core business strategy, (2) improving our asset efficiency and (3) monetizing our significant deferred tax assets.
Executing Our Core Business Strategy. Our core business strategy, which we call KB2020, is to expand our scale within our current geographic footprint to establish a top-five market share position in each of our served markets (based on homes delivered) by building communities that offer a compelling combination of affordability, choice and personalization. This strategy is grounded in a systematic, fact-based and process-driven approach to homebuilding and encompasses the following key principles with respect to customers, land, products and operations:

•
Customers. For each of our served markets, we gain a detailed understanding of consumers’ location and product preferences, as well as product price-to-value perceptions, through ongoing customer surveys and other market research. Our primary focus is on first-time and first move-up homebuyers. First-time homebuyers have comprised nearly 60% of our homes delivered over the past 10 years. In addition, our Built-to-Order™ homebuying process provides our homebuyers with a wide range of choices in the major aspects of their future home, together with a personalized customer experience through our in-house community teams. These teams are made up of sales representatives, design consultants and other personnel who partner closely with each homebuyer and maintain constant communication from the initial sale of their home to its delivery. We believe this highly consumer-centric approach helps enhance customer satisfaction by enabling our homebuyers to design a home with the features and amenities they want based on what they value.

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

•
Products. We offer our customers a base product with a standardized set of functions and features that is generally priced to be affordable for the local area’s median household income level. Our Built-to-Order approach provides customers the opportunity to select their lot location, floor plan, elevation and structural options, and to personalize their homes with numerous interior design options and upgrades in our design studios. Our design studios, generally centrally located within our served markets, are a key component of our Built-to-Order process, and the mix of design options and upgrades they offer are primarily based on the preferences identified by consumer survey and purchase frequency data. We utilize a centralized internal architectural group that designs homes to meet or exceed customers’ price-to-value expectations while being as efficient as possible to construct. Our architectural group has developed a core series of flexible floor plans and elevations that we can offer across many of our served markets, which helps us understand the cost to build our products and enables us to compare and implement best practices across divisions or communities. We also incorporate energy-efficient features into our product designs to help lower the total cost of homeownership for our homebuyers and to reduce our homes’ impact on the environment, as further discussed below. As used in this report and elsewhere, the term “product” encompasses a home’s floor plan design and interior/exterior style, amenities, functions and features.

•
Operations. In addition to differentiating us from other high-production homebuilders, our Built-to-Order process helps to drive low-cost production. We generally commence construction of a home only after we have a signed purchase contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home, and seek to build a backlog of sold homes. By maintaining a healthy five-to-six-month backlog, along with centralized scheduling and standardized reporting processes, we have been able to establish a disciplined and scalable operational platform that helps us sustain an even-flow production of pre-sold homes, which reduces our inventory risk, enhances efficiencies in the construction process and our relationships with independent subcontractors, and provides us with greater visibility and predictability on future deliveries as we grow.

We consider our strategy to be integral to our success in the homebuilding industry. However, there may be market-driven circumstances where we believe it is necessary or appropriate to temporarily deviate from certain of its principles. These deviations may include starting construction on a small number of homes in a community before corresponding purchase contracts are signed with homebuyers to more quickly meet customer delivery expectations and generate revenues; or acquiring land parcels in peripheral neighborhoods of a core metropolitan area that otherwise fit our growth strategy and meet our investment return standards. In addition, other circumstances could arise in the future that may lead us to make specific short-term shifts from these principles.
Improving Asset Efficiency. We have had an ongoing focus on, and will continue our efforts in 2018 for, improving our asset efficiency, including, among other things, generating higher net orders per community and greater profitability per home delivered by balancing sales pace and selling prices, and managing our direct construction costs within our communities; structuring land acquisitions to minimize upfront costs, as further discussed below under “Community Development and Land Inventory Management”; reactivating communities that have been held for future development; selling non-core assets; and deploying excess cash flow from operations to help fuel additional revenue growth and/or reduce debt.
We have made considerable progress in reactivating communities over the past several years and plan to reactivate additional communities in 2018. As of November 30, 2017, our land held for future development represented 11% of our total inventories, level with November 30, 2016 and down from its peak of 43% at November 30, 2011. Our objective is to reduce our land held for future development, through reactivations and land sales, to less than 4% of our total inventory by the end of our 2019 fiscal year.
While reactivations and land sales can have a negative impact on our homebuilding operating income margin, they are generally accretive to earnings and returns, and generate cash that we can redeploy for investments in land that are expected to generate a higher return and grow our business. Such growth should enable us to leverage greater operating efficiencies that are expected to accompany a larger scale.
Monetizing Our Deferred Tax Assets. By increasing our scale and further improving our asset efficiency, the anticipated associated revenue and pretax income growth will enable us to accelerate the utilization of our deferred tax assets, which totaled $634 million at November 30, 2017. We believe we can realize substantial tax cash savings through 2019 and beyond, and intend to productively deploy the cash to invest in our business and/or to reduce debt.
Key Financial Targets. The financial targets for 2019 that we believe will result from executing on our Returns-Focused Growth Plan are as follows:

•	Housing revenues greater than $5 billion.

•	Homebuilding operating income margin, excluding inventory-related charges, of 8.0% to 9.0%.

◦	Housing gross profit margin, excluding inventory-related charges, of 17.5% to 18.2%.

◦	Selling, general and administrative expenses as a percentage of housing revenues (“selling, general and administrative expense ratio”) of 9.0% to 9.5%.

•	Return on invested capital in excess of 10.0%.

•	Return on equity of 10.0% to 15.0%.

•	Net debt to capital ratio of 40% to 50%.
We believe that our plan provides a clear roadmap for achieving these targets, and the potential to produce a meaningful increase in long-term stockholder value. By increasing our scale while improving our asset efficiency, we expect to generate higher revenues, profitability and internal cash flows, both from operations and from using our deferred tax assets. The stronger cash flows, in turn, can be directed, in a balanced manner, to invest in the further growth of our business and/or reduce debt, providing an opportunity for improved housing gross profit margins. We made significant advances on our Returns-Focused Growth Plan in 2017, including reducing our debt by more than $300 million, exceeding our initial goal of $250 million in debt reduction by 2019, and improving our return on equity, debt to capital ratio and net debt to capital ratio, as discussed further below under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.
Promotional Marketing Strategy. Our promotional marketing efforts are centered on differentiating the KB Home brand from resale homes and from new homes sold by other homebuilders. These efforts increasingly involve digital marketing, including interactive Internet-based applications, social media outlets and other evolving communication technologies.

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
Community Development and Land Inventory Management
Developable land for the production of homes is a core resource for our business. Based on our current strategic plans, we seek to own or control land sufficient to meet our forecasted production goals for the next three to five years. In 2018, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment return standards. However, we may decide to sell certain land interests or monetize land previously held for future development as part of our Returns-Focused Growth Plan, or for other reasons.
Our community development process generally consists of four phases: land acquisition, land development into finished lots for a community (if necessary), home construction and delivery of completed homes to homebuyers. Historically, our community development process has typically ranged from six to 24 months in our West Coast homebuilding reporting segment, with a somewhat shorter duration in our other homebuilding reporting segments. Our community development process varies based on, among other things, the extent and speed of required government approvals and utility service activations, the overall size of a particular community, the scope of necessary site preparation activities, the type of product(s) that will be offered, weather conditions, time of year, promotional marketing results, the availability of construction resources, consumer demand, local and general economic and housing market conditions, and other factors.
Although they vary significantly in size and complexity, our communities typically consist of 30 to 250 lots ranging in size from 1,800 to 11,000 square feet. In our communities, we typically offer three to 15 home design choices. We also generally build one to three model homes at each community so that prospective homebuyers can preview the various products available. Depending on the community, we may offer premium lots containing more square footage, better views and/or location benefits. Some of our communities consist of multiple-story structures that encompass several attached condominium-style units.
Land Acquisition and Land Development. We continuously evaluate land acquisition opportunities against our investment return standards, while also balancing competing needs for financial strength, liquidity and land inventory for future growth. When we acquire land, we generally focus on parcels with lots that are entitled for residential construction and are either physically developed to start home construction (referred to as “finished lots”) or partially finished. However, depending on market conditions and available opportunities, we may acquire undeveloped and/or unentitled land. We may also invest in land that requires us to repurpose and re-entitle the property for residential use, such as in-fill developments. We expect that the overall balance of undeveloped, unentitled, entitled, partially finished and finished lots in our inventory will vary over time, and in implementing our strategic growth initiatives, we may acquire a greater proportion of undeveloped or unentitled land in the future if and as the availability of reasonably priced land with finished or partially finished lots diminishes.

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
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2017 and 2016:

	Homes Under Construction and Land Under Development		Land Held for Future Development or Sale		Land Under Option		Total Land Owned or Under Option
	2017	2016	2017	2016	2017	2016	2017	2016
West Coast	6,056	5,192	1,982	2,202	3,305	3,510	11,343	10,904
Southwest	7,329	4,912	922	2,525	834	901	9,085	8,338
Central	11,849	13,090	889	1,058	6,323	4,124	19,061	18,272
Southeast	3,571	3,453	2,346	3,150	965	708	6,882	7,311
Total	28,805	26,647	6,139	8,935	11,427	9,243	46,371	44,825
The following charts present the percentage of inventory lots we owned or controlled under land option contracts or other similar contracts by homebuilding reporting segment and the percentage of total lots we owned and controlled under option as of November 30, 2017:
Home Construction and Deliveries. Following the acquisition of land and, if necessary, the development of the land into finished lots, we typically begin constructing model homes and marketing homes for sale. To minimize the costs and risks of unsold homes in production, we generally commence construction of a home only after we have a signed purchase contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home. However, cancellations of home purchase contracts prior to the delivery of the underlying homes, the construction of attached products with some unsold units, or specific strategic considerations will result in our having unsold completed or partially completed homes in our inventory. Our construction cycle time from home sale to delivery is typically five to six months.
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
Raw Materials. Outside of land, the principal raw materials used in our production process are concrete and forest products. Other primary materials used in home construction include drywall, and plumbing and electrical items. We source all of our building materials from third parties. We attempt to enhance the efficiency of our operations by using, where practical, standardized materials that are commercially available on competitive terms from a variety of outside sources. In addition, we have national and regional purchasing programs for certain building materials, appliances, fixtures and other items that allow us to benefit from large-quantity purchase discounts and, where available, participate in outside manufacturer or supplier rebate programs. When possible, we arrange for bulk purchases of these products at favorable prices from such manufacturers and suppliers. Although our purchasing strategies have helped us in negotiating favorable prices for raw materials, in recent years we have encountered higher prices for certain raw materials.
Backlog
Our “backlog” consists of homes that are under a purchase contract but have not yet been delivered to a homebuyer. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes delivered during the current period. Our backlog at any given time will be affected by cancellations, homes delivered and our community count. Our cancellation rates and the factors affecting such rates are further discussed below in both Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. The number of homes we deliver has historically increased from the first to the fourth quarter in any year. Substantially all of our homes in backlog at November 30, 2017 are expected to be delivered during the year ended November 30, 2018.
Our backlog at November 30, 2017 of 4,411 was essentially even with the 4,420 homes at November 30, 2016. The average selling price of our homes in backlog was $376,400 at November 30, 2017, up 10% from $343,700 at November 30, 2016. Our backlog at November 30, 2017 represented potential future housing revenues of approximately $1.66 billion, a 9% increase from approximately $1.52 billion at November 30, 2016, reflecting the higher average selling price of the homes in our backlog.
The following charts present our ending backlog (number of homes and value) by homebuilding reporting segment as of November 30, 2016 and 2017:

Employees
At December 31, 2017 and 2016, we had approximately 1,915 and 1,790 full-time employees, respectively. None of our employees are represented by a collective bargaining agreement.
Competition, Seasonality, Delivery Mix and Other Factors
Competition. The homebuilding industry and housing market are highly competitive with respect to selling homes; contracting for construction services, such as carpentry, roofing, electrical and plumbing; and acquiring attractive developable land, though the intensity of competition can vary and fluctuate between and within individual markets and submarkets. We compete for homebuyers, construction resources and desirable land against numerous homebuilders, ranging from regional and national firms to small local enterprises. As to homebuyers, we primarily compete with other homebuilders on the basis of selling price, community location and amenities, availability of financing options, home designs, reputation, home construction cycle time, and the design options and upgrades that can be included in a home. In some cases, this competition occurs within larger residential development projects containing separate sections designed, planned and developed by other homebuilders. We also compete for homebuyers against housing alternatives to new homes, including resale homes, apartments, single-family rentals and other rental housing. In markets experiencing heavy construction activity, including areas recovering from hurricanes or other significant natural disasters, there can be severe craft and skilled trade shortages that limit independent subcontractors’ ability to supply construction services to us, which in turn tends to drive up our costs and/or extend our production schedules. Elevated construction activity has also contributed to measurable increases in the amount of time to obtain governmental approvals or utility service activations; and the cost of certain building materials, such as lumber, drywall and concrete. Since 2013, we also have seen higher prices for desirable land amid heightened competition with homebuilders and other developers and investors (both domestic and international), particularly in the land-constrained areas we are strategically targeting. We expect these upward cost trends to continue in 2018, if and as housing market activity grows and there is greater competition for these resources.
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
Financing
Our operations have historically been funded by internally generated cash flows, public equity and debt issuances, land option contracts and other similar contracts, land seller financing, and performance bonds and letters of credit. We also have the ability to borrow funds under our unsecured revolving credit facility with various banks (“Credit Facility”). Depending on market conditions and available opportunities, we may obtain project financing, or secure external financing with community or other inventory assets that we own or control. By “project financing,” we mean loans that are specifically obtained for, or secured by, particular communities or other inventory assets. We may also arrange or engage in bank loan, project debt or other financial transactions and/or expand the capacity of the Credit Facility or our cash-collateralized letter of credit facility with a financial institution (the “LOC Facility”) or enter into additional such facilities.

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
We have made a dedicated effort to further differentiate ourselves from other homebuilders and resale homes through our ongoing commitment to become a leading national company in environmental sustainability. We continually seek out and utilize innovative technologies and systems to further improve the energy and water efficiency of our homes, as well as engage in campaigns and other educational efforts, sometimes together with other companies, organizations and groups, to increase consumer awareness of the importance and impact of sustainability in selecting a home and the products within a home. Under our commitment to sustainability, we, among other things:

•	build energy- and water-efficient new homes. We built our 100,000th ENERGY STAR® certified home in 2017;

•
developed an Energy Performance Guide®, or EPG®, that informs our homebuyers of the relative energy efficiency and the related estimated monthly energy costs of each of our homes as designed, compared to typical new and existing homes;

•
advanced home automation technologies, components and systems that can increase convenience for our homebuyers. For instance, in 2017, we partnered with Apple® to offer HomeKit™-enabled homes in certain communities, which allow homeowners to control several comfort and security features in their home using a smart phone or tablet; and

•	created and continue to add more net-zero energy and zero freshwater design options, under a program called Double ZeroHouse™ 3.0, that are available in select markets.
For several years, we have been recognized by the U.S. Environmental Protection Agency for our sustainability achievements, and have earned awards under all of the agency’s programs aimed at homebuilders: ENERGY STAR, which sets energy efficiency standards; WaterSense®, which establishes water efficiency standards; and Indoor airPLUS®, which focuses on indoor air quality. In 2017, we received the ENERGY STAR Partner of the Year — Sustained Excellence Award for the seventh consecutive year, and the WaterSense Sustained Excellence Award for the third consecutive year.
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
As in 2017, we expect future home sales activity and selling price appreciation (or depreciation) to vary in strength between markets and within submarkets based to a substantial degree on their specific economic and housing environments, which may also reflect national, state and/or regional factors. These variations may be significant and unfavorable, and could be more pronounced and/or prolonged in our served markets due to changes in conditions that are outside of our control, including, but not limited to, the following:

•
Employment levels and job and wage growth, particularly for individuals and households who make up our core first-time and first move-up homebuyer demographic groups. If the recent upward trends in employment and income levels for these demographic groups weaken or reverse, a corresponding reduction in demand for homes could negatively impact our business, and the impact may be greater for us than for homebuilders that target more-experienced and/or higher-income homebuyers.

•	Negative population growth, household formations or other demographic changes that can impair demand for housing.

•
Diminished consumer confidence in general or specifically with respect to purchasing homes, or lack of consumer interest in purchasing a home compared to other housing alternatives due to location preferences, perceived affordability constraints or otherwise.

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

•
Seasonality, which, as discussed above in the “Competition, Seasonality, Delivery Mix and Other Factors” section in this report, generally results in fluctuations in our quarterly operating results, with a significant proportion of our homes delivered and revenues generated in our third and fourth fiscal quarters. While this pattern reflects when consumers have generally preferred to buy homes, we can provide no assurance that this historical seasonality will occur in 2018 or beyond, if at all.

•
Civil unrest and acts of terrorism, and government responses to such acts, as well as inclement weather, natural disasters, and other environmental conditions can delay the delivery of our homes and/or increase our costs.

If economic or housing conditions become more challenging generally or in our served markets, due to the factors listed above, whether individually or collectively, or otherwise, or home sales or selling prices do not continue to advance at the same pace as in recent years or decline, there would likely be a corresponding adverse effect on our business and our consolidated financial statements, including, but not limited to, our net orders, the number of homes we deliver, our average selling prices, the revenues we generate, our housing gross profit margins and our ability to operate profitably, and the effect may be material. In addition, adjustments to federal government economic, taxation and spending laws, policies or programs by the current administration and U.S. Congress may negatively impact the financial markets, consumer spending and/or the housing market, and, in turn, materially and adversely affect our operating results and consolidated financial statements.
Tight mortgage lending standards and/or interest rate increases could adversely affect the availability or affordability of mortgage loans for potential buyers of our homes and thereby reduce our net orders, homes delivered and revenues. The poor performance of third-party mortgage lenders could delay our delivery of homes and recognition of revenues from those homes.
We depend on third-party lenders, including Stearns, our joint venture partner in KBHS, to provide mortgage loans to our homebuyers who need such financing to purchase our homes, and our dependence on such lenders is greater than for other homebuilders that operate a captive mortgage lender. Homebuyers’ ability to obtain financing largely depends on prevailing mortgage loan interest rates, the credit standards that mortgage lenders use and the availability of mortgage loan programs provided by federal government agencies (such as Federal Housing Administration (“FHA”)- or Veterans Administration-insured mortgage loans), or government-sponsored enterprises (such as the Federal National Mortgage Association (also known as “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (also known as “Freddie Mac”)), which have been a critical source of liquidity for the mortgage finance industry and an important factor in marketing and selling many of our homes. If mortgage loan interest rates increase, credit standards are tightened and/or the federal government reduces or terminates its mortgage loan programs, the affordability of and demand for homes, including our homes, would likely be adversely impacted, and the impact could be material to our business and consolidated financial statements.
Our homebuyers may obtain mortgage financing for their home purchases from any lender of their choice. However, we can provide no assurance as to third-party lenders’, including Stearns’, ability or willingness to complete, in a timely fashion or at all, the mortgage loan originations they start for our homebuyers. Such lenders’ inability or unwillingness may result in mortgage loan funding issues that delay deliveries of our homes and/or cause cancellations, which could in the aggregate have a material adverse effect on our business and our consolidated financial statements. In addition, if such third-party lenders, including Stearns, mishandle our homebuyers’ personal financial information, including due to a data security breach of their systems, the negative impacts on our homebuyers, or negative publicity arising from any such incidents, could create, among other things, associated exposure to us with respect to claims for damages, regulatory penalties and/or reputational harm, and such exposure could be material and adverse to our business and consolidated financial statements.
The homebuilding industry and housing market are very competitive, and competitive conditions could adversely affect our business and consolidated financial statements.
We face significant competition in several areas of our business from other homebuilders, some of which have recently grown larger through mergers and acquisitions, sellers of existing homes, and other participants in the overall housing industry, including landlords and other rental housing operators. These competitive conditions can result in, among other things, our selling and delivering fewer homes; our reducing the selling prices of our homes and/or offering or increasing sales incentives; our being unable to acquire desirable land that meets our investment return standards; and our being unable to obtain construction resources at acceptable prices or when needed to meet our production schedules. These competitive conditions could have a material adverse effect on our business and consolidated financial statements by decreasing our revenues and housing gross profit margins; impairing our ability to successfully implement our current strategies, initiatives or actions; increasing our costs; and/or diminishing growth in our business.
Strategic Risks
Our ability to execute on our primary strategies is inherently uncertain, and we may be unable to achieve our goals.
We can provide no assurance that our strategies, and any related initiatives or actions, will be successful, that they will generate growth, earnings or returns at any particular level or within any particular time frame, or that we will achieve in 2018 or beyond positive operational or financial results or results in any particular metric or measure equal to or better than our 2017 performance, or perform in any period as well as other homebuilders. We also cannot provide any assurance that we will be able to maintain our strategies, and any related initiatives or actions, in 2018 and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, initiatives or actions, though we cannot guarantee that any such changes will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business; on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect in each case could be material.
The success of our present strategies depends on the availability of developable land that meets our investment return standards.
The availability of developable land, particularly finished and partially finished lots, meeting our investment return standards depends on several factors, including, among other things, land availability in general, geographical/topographical/governmental constraints, land sellers’ business relationships and competition for desirable property. As discussed above in the “Competition, Seasonality, Delivery Mix and Other Factors” section in this report, since 2013 we have experienced heightened competition with homebuilders and other developers and investors for land, which, in addition to geographic, topographic and regulatory limitations, has caused the availability of desirable land in high-demand submarkets to become more constrained and costly. In some instances, these other homebuilders, developers and investors (both domestic and international) have greater financial resources than us and/or use less stringent underwriting standards that enable them to bid more for land.
Should suitable land become less available to us, the number of homes we deliver could be reduced. In addition, as noted above, the cost of attractive land could increase and adversely impact our housing gross profit margins and our ability to maintain ownership or control of a sufficient supply of land to meet our production goals. A lack of available suitable land could also affect the success of our current strategies, and related initiatives, including our ability to grow our scale and share in our served markets; to expand our community count; to maintain or increase our revenues; to reduce our debt; and to maintain or improve our profitability in 2018 and beyond, and could have a material adverse effect on our business and consolidated financial statements.
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
Adverse conditions in California, which makes up our West Coast homebuilding reporting segment, would have a particularly significant effect as our average selling price in this segment is the highest among all of our homebuilding reporting segments, a large percentage of our housing revenues is generated from this segment, and a significant proportion of our investments in land and land development have been made, and in 2018 are expected to be made, in that state. In addition, some of the areas we serve in California have recently experienced extreme or exceptional drought conditions, and we can offer no assurance as to the conservation measures, including impact fees or penalties, that might be imposed by local water agencies/suppliers if such conditions recur that could limit, impair or delay our ability to sell and deliver homes; increase our production costs; or decrease the value of land we own or control, which may result in inventory impairment or land option contract abandonment charges, or both. These impacts, individually or collectively, could adversely affect our overall business and consolidated financial statements, and the effect could be material. Moreover, as California is one of the most highly regulated and litigious states in the country, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than for other homebuilders with a less significant California presence.
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
Capital market conditions in 2018 and beyond may significantly limit our ability to obtain additional external financing and/or maintain or, if necessary or appropriate, expand the Credit Facility’s or the LOC Facility’s capacity, or enter into additional or similar such facilities, or obtain performance bonds, in each case on acceptable terms or at all. Volatility in the securities markets could impede our access to such markets or increase the dilution our stockholders would experience if we believe it is necessary or appropriate to issue additional equity securities. As of the date of this report, our credit rating by Fitch Ratings is B+, with a positive outlook; Moody’s Investor Services is B1, with a stable outlook; and Standard and Poor’s Financial Services is BB-, with a stable outlook. Downgrades of our credit rating by any of these firms may also make it more difficult and costly for us to access external financing sources. The adverse effects of these conditions or events could be material to our business and our consolidated financial statements.
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
We have a substantial amount of indebtedness in relation to our tangible net worth and cash balance, which may restrict our ability to meet our operational and strategic growth goals.
The amount of our debt overall and relative to our total stockholders’ equity and cash balance could have important consequences. For example, it could limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service obligations or other business needs; limit our ability to maintain compliance with the Credit Facility’s financial covenants, or to renew or expand the capacity of the Credit Facility; require us to dedicate a substantial portion of our cash flows from our operations to the payment of our debt service obligations and reduce our ability to use our cash flows for other purposes; impact our flexibility in planning for, or reacting to, changes in our business; limit our ability to successfully implement our current strategies, initiatives or actions, in part due to competition from others with greater available liquidity; place us at a competitive disadvantage because we have more debt than some of our competitors; and make us more vulnerable in the event of a downturn in our business or in general economic or housing market conditions.
Our ability to meet our debt service and other obligations necessary to operate our business in the ordinary course will depend on our future performance. As of the date of this report, our next scheduled maturity of senior notes is on June 15, 2018 with respect to $300.0 million in aggregate principal amount of our 7 1/4% senior notes due 2018 (“7 1/4% Senior Notes due 2018”).
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
The value of the land and housing inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, this inventory. The value of our inventory can vary considerably because there is often a significant amount of time between our acquiring control or taking ownership of land and the delivery of homes on that land, particularly undeveloped and/or unentitled land. If, in 2018, the present economic or housing environment weakens, if particular markets or submarkets experience challenging or unfavorable changes in prevailing business conditions, including an increase in inflation, if we are unable to sell our land held for sale at its current estimated fair value, or if we elect to revise our strategy relating to certain land positions, we may need to record charges against our earnings for inventory impairments or land option contract abandonments, or both. We may also decide to sell certain land at a loss and record a corresponding charge. In addition, we may record charges against our earnings in connection with activating or selling certain land held for future development in connection with our current strategic initiatives. Any such charges could have a material adverse effect on our consolidated financial statements.
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
We can provide no assurance that in 2018 we will not face additional home warranty and other construction defect claims and/or incur additional related repair and other costs, or experience negative publicity/reputational harm or be successful in obtaining any recoveries of related repair and other costs, and that any of these items — if they occur, or with respect to recoveries of related repair and other costs, fail to occur — could, individually or collectively, have a material and adverse impact on our business and consolidated financial statements.
We may not realize our significant deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
At November 30, 2017, we had deferred tax assets of $633.6 million, net of a $23.6 million valuation allowance. Our ability to realize our deferred tax assets is based on the extent to which we generate future taxable income and on prevailing corporate income tax rates, and we cannot provide any assurance as to when and to what extent we will generate sufficient future taxable income to realize our deferred tax assets, whether in whole or in any part. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. While we are assessing the TCJA, and believe that its impact on our business may not be fully known for some time, its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, will result in our recording a one-time, non-cash charge of approximately $115 million to our provision for income taxes in the 2018 first quarter. The charge is solely due to the accounting re-measurement of our deferred tax assets based on the lower income tax rate. While we believe the TCJA will not impact the ability of our deferred tax assets, as re-measured, to reduce the amount of cash federal income taxes payable in 2018 and beyond, any future lowering of corporate income tax rates, and/or adjustment in the treatment of deferred tax assets, could impact the realization as well as the value of our deferred tax assets in our consolidated balance sheets, and these impacts could be material and adverse. Further, we have filed our tax returns based on certain filing positions we believe are appropriate. Should the applicable taxing authorities disagree with these positions, we may owe additional taxes.
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
We use information technology and other computer resources to carry out important operational activities and to maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, and we provide regular employee awareness training of cybersecurity threats, our ability to conduct our business may be impaired if these resources, including our websites or e-mail system, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources.
A significant and extended disruption could damage our reputation and cause us to lose customers, orders, deliveries of homes and revenues; result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information; and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings and cause us reputational harm, could have a material and adverse effect on our business and consolidated financial statements. Depending on its nature, a data security breach may result in the unauthorized use or loss of our assets or financial resources, and such unauthorized use(s) or loss(es), which could be significant, may not be detected for some period of time. In addition, the costs of maintaining adequate protection against data security threats, based on considerations of their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.
Legal and Regulatory Risks
Tax law changes could make home ownership more expensive or less attractive.
Prior to the TCJA’s enactment, significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual’s or household’s federal, and in some cases state, taxable income, subject to various limitations. The TCJA establishes new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including real estate taxes. The TCJA also raises the standard deduction. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices, in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes, including in certain of our served markets in California. As a result, some communities in our California operations could experience lower net orders and/or a tempering of average sales prices in future periods depending on how homebuyers react to the tax law changes under the TCJA. In addition, if the federal government further changes, or a state government changes, its income tax laws by eliminating or substantially reducing the income tax benefits associated with homeownership, the after-tax cost of owning a home could measurably increase. Any increases in personal income tax rates and/or tax deduction limits or restrictions enacted at the federal or state levels, including those enacted under the TCJA, could adversely impact demand for and/or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material.

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
Independent subcontractors perform all land development and home construction work at our communities.  Although we do not have the ability to control what these independent subcontractors pay their own employees, or their own subcontractors, or the work rules they impose on such personnel, federal and state governmental agencies, including the U.S. National Labor Relations Board, have sought, and may in the future seek, to hold contracting parties like us responsible for subcontractors’ violations of wage and hour laws, or workers’ compensation, collective bargaining and/or other employment-related obligations related to subcontractors’ workforces.  Governmental agency determinations or attempts by others to make us responsible for subcontractors’ labor practices or obligations, whether under “joint employer” theories, specific state laws or regulations, such as under the California Labor Code, or otherwise, could create substantial adverse exposure for us in situations that are not within our control and could be material to our consolidated financial statements.
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
We are also involved in legal, arbitral or regulatory proceedings or investigations incidental to our business, the outcome or settlement of which could result in claims, losses, monetary damage awards, penalties, or other direct or indirect payments recorded against our earnings, or injunctions, consent decrees or other voluntary or involuntary restrictions or adjustments to our business operations or practices. Any such adverse results could be beyond our expectations and/or accruals at particular points in time and material to our business and consolidated financial statements. Unfavorable litigation, arbitral or administrative outcomes, as well as unfavorable investor, analyst or news reports related to our industry, company, personnel or operations, may also generate negative publicity in various media outlets, including social media, websites, Internet blogs and newsletters, that could be detrimental to our reputation or stock price, and adversely affect our efforts to sell homes.
The mortgage banking operations of KBHS are heavily regulated and subject to rules and regulations promulgated by a number of governmental and quasi-governmental agencies. If there is a finding that Stearns, which provides management oversight of KBHS’s operations, or KBHS materially violated any applicable rules or regulations, or mortgage investors seek to have KBHS buy back mortgage loans or compensate them for losses incurred on mortgage loans KBHS has sold based on claims that it breached its limited representations or warranties, KBHS could face significant liabilities, which could exceed its reserves and cause us to recognize additional losses with respect to our equity interest in KBHS.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We lease our corporate headquarters in Los Angeles, California. Our homebuilding division offices (except for our San Antonio, Texas office) and our design studios are located in leased space in the markets where we conduct business. We own the premises for our San Antonio office.
We believe that such properties, including the equipment located therein, are suitable and adequate to meet the needs of our businesses.

Item 3.	LEGAL PROCEEDINGS
Our legal proceedings are discussed in Note 16 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table presents certain information regarding our executive officers as of December 31, 2017:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years	From – To

Jeffrey T. Mezger	62	Chairman, President and Chief Executive Officer (a)	2016	24	President and Chief Executive Officer (a)	2006-2016
Jeff J. Kaminski	56	Executive Vice President and Chief Financial Officer	2010	7
Albert Z. Praw	69	Executive Vice President, Real Estate and Business Development	2011	21
Brian J. Woram	57	Executive Vice President and General Counsel	2010	7
William R. Hollinger	59	Senior Vice President and Chief Accounting Officer	2007	30
Thomas F. Norton	47	Senior Vice President, Human Resources	2009	9

(a)	Mr. Mezger has served as a director since 2006. He was elected Chairman of our board of directors in August 2016.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2017, there were 578 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” The following table presents, for the periods indicated, the price ranges of our common stock, and cash dividends declared and paid per share:

	Year Ended November 30, 2017				Year Ended November 30, 2016
	High	Low	Dividends Declared	Dividends Paid	High	Low	Dividends Declared	Dividends Paid
First Quarter	$17.86	$15.03	$.025	$.025	$14.50	$9.04	$.025	$.025
Second Quarter	21.75	17.60	.025	.025	14.92	12.20	.025	.025
Third Quarter	24.37	20.86	.025	.025	16.76	13.66	.025	.025
Fourth Quarter	31.41	20.68	.025	.025	16.57	14.06	.025	.025
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
The following table summarizes our purchases of our own equity securities during the three months ended November 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
September 1-30	—	$—	—	1,627,000
October 1-31	—	—	—	1,627,000
November 1-30	124,199	26.62	—	1,627,000
Total	124,199	$26.62	—
As we publicly reported, on January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of November 30, 2017, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million.
The shares purchased during the three months ended November 30, 2017, as reflected in the above table, were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the board of directors’ authorization.

Stock Performance Graph
The following graph compares the five-year cumulative total return of KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index for the periods ended November 30:

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index and
Dow Jones US Home Construction Index

	2012	2013	2014	2015	2016	2017
KB Home	$100	$123	$124	$100	$113	$225
S&P 500 Index	100	130	152	156	169	208
Dow Jones US Home Construction Index	100	104	125	142	126	225
The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. The closing price of KB Home common stock on the New York Stock Exchange was $31.36 per share on November 30, 2017 and $15.84 per share on November 30, 2016. The performance of our common stock as presented above reflects past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2012 in KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index, including reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA
The data in this table should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data in this report.
KB HOME
SELECTED FINANCIAL DATA
(Dollars In Thousands, Except Per Share Amounts and Average Selling Price)

	Years Ended November 30,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues:
Homebuilding	$4,356,265	$3,582,943	$3,020,987	$2,389,643	$2,084,978
Financial services	12,264	11,703	11,043	11,306	12,152
Total	$4,368,529	$3,594,646	$3,032,030	$2,400,949	$2,097,130
Operating income:
Homebuilding	$283,403	$152,401	$138,621	$115,969	$92,084
Financial services	8,834	7,886	7,332	7,860	9,110
Total	$292,237	$160,287	$145,953	$123,829	$101,194
Pretax income	$289,995	$149,315	$127,043	$94,949	$38,363
Net income (a)	180,595	105,615	84,643	918,349	39,963
Earnings per share:
Basic	$2.09	$1.23	$.92	$10.26	$.48
Diluted	1.85	1.12	.85	9.25	.46
Cash dividends declared per share	.10	.10	.10	.10	.10
Balance Sheet Data:
Assets:
Homebuilding	$5,029,158	$5,121,125	$5,072,877	$4,846,083	$3,309,558
Financial services	12,357	10,499	14,028	10,486	10,040
Total	$5,041,515	$5,131,624	$5,086,905	$4,856,569	$3,319,598
Notes payable	$2,324,845	$2,640,149	$2,601,754	$2,550,622	$2,125,254
Stockholders’ equity	1,926,311	1,723,145	1,690,834	1,595,910	536,086
Stockholders’ equity per share	22.13	20.25	18.32	17.36	6.40
Homebuilding Data:
Homes delivered	10,909	9,829	8,196	7,215	7,145
Average selling price	$397,400	$363,800	$354,800	$328,400	$291,700
Net orders	10,900	10,283	9,253	7,567	7,125
Unit backlog	4,411	4,420	3,966	2,909	2,557
Average community count	233	238	244	200	182

(a)	Net income for the year ended November 30, 2014 included the favorable impact of an $825.2 million deferred tax asset valuation allowance reversal.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Overview. Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Revenues:
Homebuilding	$4,356,265	$3,582,943	$3,020,987	22%	19%
Financial services	12,264	11,703	11,043	5	6
Total	$4,368,529	$3,594,646	$3,032,030	22%	19%
Pretax income:
Homebuilding	$276,927	$144,849	$115,419	91%	25%
Financial services	13,068	4,466	11,624	193	(62)
Total	289,995	149,315	127,043	94	18
Income tax expense	(109,400)	(43,700)	(42,400)	(150)	(3)
Net income	$180,595	$105,615	$84,643	71%	25%
Earnings per share:
Basic	$2.09	$1.23	$.92	70%	34%
Diluted	$1.85	$1.12	$.85	65%	32%
Conditions in most of our served markets were favorable in 2017, supported by firm housing demand driven by healthy employment, rising household incomes and strong consumer confidence, and continued limited supply. This operating environment and our continued execution on our Returns-Focused Growth Plan, which is described in the “Business” section of this report, enabled us to generate higher year-over-year deliveries, revenues, net income and diluted earnings per share, and achieve a record-low selling, general and administrative expense ratio for the year. Within our homebuilding operations, housing revenues grew 21% year over year to $4.34 billion, as the number of homes we delivered increased 11% to 10,909 and the overall average selling price of those homes rose 9% to $397,400. Our housing gross profits for 2017 grew 22% from 2016 due to the higher volume of homes delivered and a 10 basis point increase in our housing gross profit margin to 16.3%. Our selling, general and administrative expense ratio for 2017 improved 110 basis points year over year to 9.8%, reflecting enhanced operating leverage from delivering more homes and generating corresponding higher housing revenues, and our ongoing efforts to contain our overhead costs to the extent possible. Homebuilding operating income for 2017 increased 86% to $283.4 million, including total inventory-related charges of $25.2 million in 2017, compared to $52.8 million in the year-earlier period. As a percentage of homebuilding revenues, homebuilding operating income for 2017 increased 220 basis points from the previous year to 6.5%. For the year ended November 30, 2017, we generated net income of $180.6 million, up 71% from 2016, and diluted earnings per share of $1.85, up 65% year over year.
During 2017, we delivered steady improvement in our financial and operational performance, including enhancing our profitability, strengthening our balance sheet, improving our cash flow, generating better returns, and reducing our leverage ratio. Our return on equity for the year increased 370 basis points to 10.0%, within the 2019 target range of 10% to 15% under our Returns-Focused Growth Plan. With the substantial cash flow we generated, we reduced our debt balance by more than $300 million and, by the end of 2017, improved our debt to capital ratio to 54.7% and our net debt to capital ratio to within our 2019 target range of 40% to 50%.
In 2017, we invested $1.52 billion in land and land development to support home delivery and revenue growth in 2018 and beyond, as we continue to work on increasing the scale of our business within our existing geographic footprint as part of our core business strategy. In 2016, such investments totaled $1.36 billion. Approximately 48% of our total investment in 2017 related to land acquisitions, compared to approximately 46% in the year-earlier period.

The following table presents information concerning our net orders, cancellation rate, ending backlog, and community count for the years ended November 30, 2017 and 2016 (dollars in thousands):

	Years Ended November 30,
	2017	2016
Net orders	10,900	10,283
Net order value (a)	$4,476,247	$3,813,155
Cancellation rate (b)	24%	25%
Ending backlog — homes	4,411	4,420
Ending backlog — value	$1,660,131	$1,519,089
Ending community count	224	235
Average community count	233	238

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
Net Orders. In 2017, net orders from our homebuilding operations increased 6% from 2016. The combination of higher net orders and a higher overall average selling price resulted in the value of our 2017 net orders increasing 17% from 2016. We had particularly strong growth in our West Coast and Southwest homebuilding reporting segments. In our West Coast homebuilding reporting segment, net order value increased 29% from the previous year, reflecting 12% growth in net orders and a 15% increase in the average selling price of those orders. In our Southwest homebuilding reporting segment, net order value rose 25% year over year, with 21% growth in net orders and a 3% rise in the average selling price of those orders. Our cancellation rate for 2017 also showed improvement compared to the previous year.
Backlog. The number of homes in our backlog at November 30, 2017 was essentially flat with the previous year. The potential future housing revenues in our backlog at November 30, 2017 grew 9% from the prior year, primarily due to a 10% increase in the average selling price of the homes in our backlog. The growth in our backlog value reflected year-over-year increases of 15% in our West Coast homebuilding reporting segment and 44% in our Southwest homebuilding reporting segment. Substantially all of the homes in our backlog at November 30, 2017 are expected to be delivered during the year ending November 30, 2018.
Community Count. Our average community count for 2017 decreased 2% on a year-over-year basis, as a 23% decline in our Southeast homebuilding reporting segment stemming from fewer community openings over the past year and the wind down of our Metro Washington, D.C. operations in 2016 was largely offset by increases in our West Coast, Southwest and Central homebuilding reporting segments. Our ending community count for 2017 decreased 5% from 2016.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2017	2016	2015
Revenues:
Housing	$4,335,205	$3,575,548	$2,908,236
Land	21,060	7,395	112,751
Total	4,356,265	3,582,943	3,020,987
Costs and expenses:
Construction and land costs
Housing	(3,627,732)	(2,997,073)	(2,433,683)
Land	(18,736)	(44,028)	(105,685)
Total	(3,646,468)	(3,041,101)	(2,539,368)
Selling, general and administrative expenses	(426,394)	(389,441)	(342,998)
Total	(4,072,862)	(3,430,542)	(2,882,366)
Operating income	$283,403	$152,401	$138,621
Homes delivered	10,909	9,829	8,196
Average selling price	$397,400	$363,800	$354,800
Housing gross profit margin as a percentage of housing revenues	16.3%	16.2%	16.3%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	16.9%	16.6%	16.6%
Adjusted housing gross profit margin as a percentage of housing revenues	21.8%	21.1%	21.0%
Selling, general and administrative expense ratio	9.8%	10.9%	11.8%
Operating income as a percentage of homebuilding revenues	6.5%	4.3%	4.6%
The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Years Ended November 30,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2017	2016	2017	2016	2017	2016
West Coast	3,387	2,825	3,356	3,000	17%	18%
Southwest	1,837	1,559	2,121	1,758	22	20
Central	4,136	3,744	3,939	3,881	31	30
Southeast	1,549	1,701	1,484	1,644	24	29
Total	10,909	9,829	10,900	10,283	24%	25%

	Years Ended November 30,
	Net Order Value			Average Community Count
Segment	2017	2016	Variance	2017	2016	Variance
West Coast	$2,263,443	$1,756,945	29%	61	59	3%
Southwest	632,747	507,870	25	39	37	5
Central	1,160,378	1,075,586	8	93	90	3
Southeast	419,679	472,754	(11)	40	52	(23)
Total	$4,476,247	$3,813,155	17%	233	238	(2)%

	November 30,
	Backlog – Homes			Backlog – Value
Segment	2017	2016	Variance	2017	2016	Variance
West Coast	882	913	(3)%	$606,109	$526,840	15%
Southwest	1,088	804	35	327,517	227,822	44
Central	1,782	1,979	(10)	541,684	559,172	(3)
Southeast	659	724	(9)	184,821	205,255	(10)
Total	4,411	4,420	—%	$1,660,131	$1,519,089	9%
Revenues. Homebuilding revenues totaled $4.36 billion in 2017, up 22% from 2016, which had increased 19% from 2015. The year-over-year growth in our homebuilding revenues in 2017 was driven by increases in both housing and land sale revenues. In 2016, the year-over-year increase in homebuilding revenues reflected an increase in our housing revenues that was partly offset by a decrease in revenues from land sales.
Housing revenues in 2017 rose 21% from the previous year, reflecting an 11% increase in the number of homes delivered and a 9% increase in the overall average selling price of those homes. In 2016, housing revenues grew 23% from 2015 due to a 20% increase in the number of homes delivered and a 3% increase in the overall average selling price. We delivered a total of 10,909 homes in 2017, up from 9,829 in 2016. This year-over-year increase primarily reflected the 11% higher backlog of homes we had at the beginning of 2017 as compared to the previous year and a 6% increase in our net orders during the current year. In 2016, the number of homes delivered rose from 8,196 in 2015 mainly as a result of the 36% higher backlog of homes we had at the beginning of 2016 and an 11% increase in our net orders during that year.
The overall average selling price of our homes delivered rose to $397,400 in 2017 from $363,800 in 2016, which had increased from $354,800 in 2015. The year-over-year increases in our overall average selling price in 2017 and 2016 reflected our strategic focus on positioning our new home communities in attractive, land-constrained locations that feature higher-income homebuyers; higher median home selling prices; our actions to balance sales pace and selling prices within our communities to optimize revenues and profits; and generally favorable market conditions. In 2017, the increase was also due to a shift in product and geographic mix.
Land sale revenues totaled $21.1 million in 2017, $7.4 million in 2016 and $112.8 million in 2015. In 2017, the year-over-year increase in land sale revenues was partly due to our focus on improving our asset efficiency as part of our Returns-Focused Growth Plan. The higher land sale revenues in 2015 as compared to 2017 and 2016 reflected our execution on opportunistic transactions in each of our four homebuilding reporting segments. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income increased 86% to $283.4 million in 2017 compared to $152.4 million in 2016, which had increased 10% from $138.6 million in 2015. As a percentage of homebuilding revenues, homebuilding operating income was 6.5% in 2017, 4.3% in 2016 and 4.6% in 2015. The year-over-year growth in homebuilding operating income for 2017 reflected an increase in housing gross profits and improved land sale results that were partly offset by an increase in selling, general and administrative expenses. Our 2017 homebuilding operating income included total inventory-related charges of $25.2 million in 2017, compared to $52.8 million in the year-earlier period. Excluding inventory-related charges, our homebuilding operating income as a percentage of homebuilding revenues was 7.1% in 2017 and 5.7% in 2016. In 2016, the year-over-year increase in our homebuilding operating income was due to higher housing gross profits that were partly offset by higher selling, general and administrative expenses, and land sale losses.

In 2017, housing gross profits rose by $129.0 million, or 22%, to $707.5 million, from $578.5 million in 2016 due to the higher volume of homes delivered and an increase in the housing gross profit margin. Housing gross profits for 2017 included $25.2 million of inventory impairment and land option contract abandonment charges. In 2016, our housing gross profits increased by $103.9 million, or 22%, from $474.6 million in the previous year due to the higher volume of homes delivered, partly offset by a slight decrease in the housing gross profit margin. Housing gross profits for 2016 included $16.2 million of inventory impairment and land option contract abandonment charges, compared to $9.6 million of such charges for 2015.
Our housing gross profit margin for 2017 improved to 16.3%, up 10 basis points from the previous year, primarily due to lower construction and land costs (approximately 40 basis points), improved operating leverage on fixed costs as a result of our higher volume of homes delivered and corresponding higher housing revenues (approximately 20 basis points) and a decrease in sales incentives (approximately 10 basis points), partly offset by increases in both the amortization of previously capitalized interest (approximately 40 basis points) and inventory-related charges (approximately 20 basis points). In 2016, the housing gross profit margin decreased by 10 basis points as compared to 16.3% in 2015, primarily due to higher construction and land costs (approximately 20 basis points) as well as increases in both inventory-related charges (approximately 10 basis points) and the amortization of previously capitalized interest (approximately 10 basis points), partly offset by improved operating leverage on fixed costs as a result of our higher volume of homes delivered and corresponding higher housing revenues (approximately 30 basis points). Sales incentives did not have a significant impact on our year-over-year housing gross profit margin comparisons in 2016.
Excluding the amortization of previously capitalized interest associated with housing operations of $210.5 million, $160.6 million and $126.8 million in 2017, 2016 and 2015, respectively, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin increased 70 basis points to 21.8% in 2017 from 21.1% in 2016, which had increased 10 basis points from 21.0% in 2015. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Land sales generated profits of $2.3 million in 2017, losses of $36.6 million in 2016 and profits of $7.1 million in 2015. The land sale loss in 2016 included inventory impairment charges of $36.7 million, most of which were associated with our decision to monetize certain non-strategic land parcels through land sales as part of our Returns-Focused Growth Plan. These land parcels, which were classified as land held for sale at November 30, 2016, included land in excess of our near-term requirements; land where we believed the necessary incremental investment in development was not justified; land located in areas outside of our served markets; and/or land entitled for certain product types that were not aligned with our primary product offerings. In 2016, we also recorded inventory impairment charges associated with the wind down of our operations in the Metro Washington, D.C. market and the sales of our last remaining land parcels in the Rio Grande Valley area of Texas.
As discussed in Note 7 – Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, we recognized total inventory impairment charges (including those associated with the above-mentioned 2016 land sales) of $20.6 million in 2017, $49.6 million in 2016 and $8.0 million in 2015, and land option contract abandonment charges of $4.6 million in 2017, $3.2 million in 2016 and $1.6 million in 2015.
Selling, general and administrative expenses totaled $426.4 million in 2017, up from $389.4 million in 2016, which had increased from $343.0 million in 2015. The year-over-year increases in selling, general and administrative expenses in 2017 and 2016 mainly reflected higher variable expenses associated with the increases in the volume of homes delivered and corresponding housing revenues. As a percentage of housing revenues, selling, general and administrative expenses were 9.8% in 2017, 10.9% in 2016 and 11.8% in 2015. The percentages decreased on a year-over-year basis in both 2017 and 2016 largely due to improved operating leverage on fixed costs from the increased volume of homes delivered and corresponding higher housing revenues in each of those years and our ongoing efforts to contain our overhead costs to the extent possible.
Interest Income. Interest income, which is generated from short-term investments, totaled $1.2 million in 2017 and $.5 million in each of 2016 and 2015. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. Our interest expense, net of amounts capitalized, increased to $6.3 million in 2017 compared to $5.9 million in 2016, which had decreased from $21.9 million in 2015. Our interest expense in 2017 included a charge of $5.7 million for the early extinguishment of debt associated with our optional redemption of $100.0 million in aggregate principal amount of our 9.10% senior notes due 2017 (“9.10% Senior Notes due 2017”). The redemption, which was completed on January 13, 2017 using internally generated cash, was a step toward reducing our debt as part of our Returns-Focused Growth Plan. Excluding the charge for the early extinguishment of debt, our interest expense in 2017 decreased from 2016 due to a slight decline in interest incurred and an increase in the percentage of interest capitalized. In 2016, the year-over-year decrease in interest expense reflected a slight decrease in interest incurred and an increase in the amount of interest capitalized due to a higher amount of inventory qualifying for interest capitalization in that year.
For the years ended November 30, 2017, 2016 and 2015, the average amount of our inventory qualifying for interest capitalization was lower than our average debt level; therefore, a portion of the interest we incurred was reflected as interest expense. In both 2017 and 2016, the amount of inventory qualifying for interest capitalization in relation to our debt level increased as compared to the corresponding previous year, primarily as a result of our substantial investment in land and land development as well as the activation of land previously held for future development in each of those years. Additionally, our debt level decreased substantially in 2017.
Interest incurred declined 4% to $177.2 million in 2017, which had decreased 1% to $185.5 million in 2016 from $186.9 million in 2015. Interest incurred in 2017 decreased from the previous year due to our lower average debt level, partly offset by the above-mentioned charge for the early extinguishment of debt. The lower average debt level in 2017 primarily reflected the above-mentioned optional redemption of $100.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017, and our repayment of the remaining $165.0 million in aggregate principal amount of the notes at their maturity on September 15, 2017 using internally generated funds. The amount of interest incurred generally fluctuates based on the average amount of debt outstanding for the period and/or the interest rate on that debt. We capitalized $170.9 million, $179.6 million and $165.0 million of the interest incurred in 2017, 2016 and 2015, respectively. Excluding the charge for the early extinguishment of debt, nearly all of our interest was capitalized in 2017, compared to 97% in 2016 and 88% in 2015. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization and the amount of debt outstanding.
Interest amortized to construction and land costs associated with housing operations totaled $210.5 million in 2017, $160.6 million in 2016 and $126.8 million in 2015. The increases in interest amortized in 2017 and 2016 reflected year-over-year increases in both the number of homes delivered and the overall construction and land costs attributable to those homes. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 4.9% for 2017, 4.5% for 2016 and 4.4% for 2015. In 2017, the year-over-year increase in the amortization of previously capitalized interest as a percentage of housing revenues was mainly due to longer-term development and/or extended construction time frames for certain communities in our West Coast homebuilding reporting segment. Additionally, interest amortized to construction and land costs in 2017, 2016 and 2015 included $4.9 million, $.7 million and $16.4 million, respectively, of amortization of previously capitalized interest related to land sales that occurred during those years.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $1.4 million in 2017, $2.2 million in 2016 and $1.8 million in 2015. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
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

Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Years Ended November 30,
	2017	2016	2015
Housing revenues	$4,335,205	$3,575,548	$2,908,236
Housing construction and land costs	(3,627,732)	(2,997,073)	(2,433,683)
Housing gross profits	707,473	578,475	474,553
Add: Inventory-related charges (a)	25,232	16,152	9,591
Housing gross profits excluding inventory-related charges	732,705	594,627	484,144
Add: Amortization of previously capitalized interest (b)	210,538	160,633	126,817
Adjusted housing gross profits	$943,243	$755,260	$610,961
Housing gross profit margin as a percentage of housing revenues	16.3%	16.2%	16.3%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	16.9%	16.6%	16.6%
Adjusted housing gross profit margin as a percentage of housing revenues	21.8%	21.1%	21.0%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	November 30,
	2017	2016
Notes payable	$2,324,845	$2,640,149
Stockholders’ equity	1,926,311	1,723,145
Total capital	$4,251,156	$4,363,294
Ratio of debt to capital	54.7%	60.5%

	November 30,
	2017	2016
Notes payable	$2,324,845	$2,640,149
Less: Cash and cash equivalents	(720,630)	(592,086)
Net debt	1,604,215	2,048,063
Stockholders’ equity	1,926,311	1,723,145
Total capital	$3,530,526	$3,771,208
Ratio of net debt to capital	45.4%	54.3%
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
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2017	2016	2015	2017 vs 2016		2016 vs 2015
Revenues	$2,186,411	$1,638,078	$1,402,264	33%		17%
Construction and land costs	(1,835,504)	(1,386,270)	(1,179,222)	(32)		(18)
Selling, general and administrative expenses	(131,182)	(100,425)	(84,875)	(31)		(18)
Operating income	$219,725	$151,383	$138,167	45%		10%

Homes delivered	3,387	2,825	2,258	20%		25%
Average selling price	$644,900	$579,900	$587,000	11%		(1	) %
Housing gross profit margin	16.0%	15.4%	16.4%	60	bps	(100	)bps
This segment’s revenues in 2017 and 2015 were generated from both housing operations and land sales. In 2016, this segment’s revenues were generated entirely from housing operations. Housing revenues of $2.18 billion in 2017 grew 33% from $1.64 billion in 2016, which had increased from $1.33 billion in 2015. The year-over-year growth in housing revenues in 2017 was due to increases in both the number of homes delivered and the average selling price of those homes. The increase in the number of homes delivered primarily reflected the higher number of homes in backlog at the beginning of 2017 as compared to the beginning of 2016 and a higher volume of net orders during 2017, and was attributable to both our Northern California and Southern California operations. The average selling price of homes delivered during 2017 rose from the previous year due to a shift in product and geographic mix, and generally rising home prices. In 2016, housing revenues increased 24% from 2015, reflecting an increase in the number of homes delivered primarily from our Southern California operations, stemming from the higher backlog of homes at the beginning of 2016 and a higher volume of net orders during that year. The 2016 average selling price decreased slightly from the previous year due to a shift in product and geographic mix, with a greater proportion of homes delivered from communities located in our inland submarkets. In 2017, this segment generated land sale revenues of $2.2 million, which consisted of contingent consideration (profit participation revenues) we realized during the year. In 2015, land sale revenues totaled $76.8 million, primarily reflecting sales of a large parcel in Northern California and a parcel located in an inland Southern California submarket.

In 2017, this segment’s operating income increased by $68.3 million, or 45%, from the previous year, primarily reflecting growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. Housing gross profits increased as a result of the higher volume of homes delivered and an increase in the housing gross profit margin. The year-over-year growth in the housing gross profit margin was mainly due to improved operating leverage from the increased volume of homes delivered and corresponding higher housing revenues and a shift in product and geographic mix, partly offset by higher construction and land costs, and an increase in the amortization of previously capitalized interest that was mainly due to longer-term development and/or extended construction time frames for certain communities. Inventory-related charges impacting the housing gross profit margin totaled $16.7 million in 2017, compared to $8.4 million in 2016, and were primarily associated with communities previously held for future development that were reactivated during 2017 as part of our efforts to improve our asset efficiency under our Returns-Focused Growth Plan. Land sales produced profits of $2.1 million in 2017, primarily reflecting the above-mentioned contingent consideration realized during the year. In 2016, this segment recognized land sale losses of $.6 million as a result of inventory impairment charges related to land held for sale. Selling, general and administrative expenses for 2017 rose from the previous year, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.
In 2016, this segment’s operating income increased by $13.2 million from the previous year, reflecting an increase in housing gross profits that was partly offset by a decline in land sale results and higher selling, general and administrative expenses. The increase in housing gross profits reflected a higher volume of homes delivered, partly offset by a decline in the housing gross profit margin. The year-over-year decrease in the housing gross profit margin was mainly due to an increase in inventory impairment and land option contract abandonment charges, higher construction and land costs and a shift in product and geographic mix of homes delivered. Inventory-related charges impacting the segment’s housing gross profit margin totaled $8.4 million in 2016, compared to $1.0 million in 2015. This segment recognized land sale losses of $.6 million in 2016, compared to profits of $6.2 million in 2015. Selling, general and administrative expenses for 2016 rose from the previous year, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2017	2016	2015	2017 vs 2016		2016 vs 2015
Revenues	$533,052	$447,473	$398,242	19%		12%
Construction and land costs	(445,451)	(371,509)	(329,203)	(20)		(13)
Selling, general and administrative expenses	(42,329)	(35,786)	(31,228)	(18)		(15)
Operating income	$45,272	$40,178	$37,811	13%		6%

Homes delivered	1,837	1,559	1,311	18%		19%
Average selling price	$290,200	$287,000	$284,600	1%		1%
Housing gross profit margin	16.4%	17.4%	18.4%	(100	)bps	(100	)bps
In 2017 and 2016, this segment’s revenues were generated entirely from housing operations. In 2015, revenues were generated from both housing operations and land sales. Housing revenues increased 19% in 2017 and 20% in 2016, each as compared to the corresponding previous year, reflecting substantial growth in the number of homes delivered and a slightly higher average selling price. The year-over-year increases in the number of homes delivered both in 2017 and 2016 primarily reflected the higher backlog level at the beginning of each year as compared to the corresponding previous year, and was attributable to both our Arizona and Nevada operations. In 2015, revenues included $25.2 million associated with land sales in Nevada.
This segment’s operating income in 2017 increased $5.1 million from 2016, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. The increase in housing gross profits reflected a higher number of homes delivered, partly offset by a year-over-year decline in the housing gross profit margin. The decrease in the housing gross profit margin reflected higher construction and land costs and a shift in product mix of homes delivered. Housing gross profits in 2017 included $3.4 million of inventory impairment charges, compared to $1.5 million of inventory impairment and land option contract abandonment charges in 2016. Land sale losses of $1.9 million in 2016 reflected inventory impairment charges related to land held for sale. Selling, general and administrative expenses for 2017 rose from the year-earlier period, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.

In 2016, this segment’s operating income grew $2.4 million from 2015 due to an increase in housing gross profits that was partly offset by an increase in selling, general and administrative expenses and land sale losses. The year-over-year increase in housing gross profits in 2016 was primarily due to the higher volume of homes delivered, partly offset by a decrease in the housing gross profit margin. The margin decrease resulted from higher construction and land costs and a shift in product mix, partially offset by improved operating leverage on fixed costs from the increased volume of homes delivered, a decrease in inventory-related charges, and a decrease in sales incentives as a percentage of housing revenues. Housing gross profits in 2016 included $1.5 million of inventory impairment and land option contract abandonment charges, compared to $3.3 million of inventory impairment charges in 2015. This segment recognized land sale losses of $1.9 million in 2016, compared to profits of $.3 million in 2015. Selling, general and administrative expenses for 2016 rose from the previous year, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues, partly offset by a favorable legal settlement in 2016.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2017	2016	2015	2017 vs 2016		2016 vs 2015
Revenues	$1,188,839	$1,018,535	$809,738	17%		26%
Construction and land costs	(963,202)	(830,368)	(657,316)	(16)		(26)
Selling, general and administrative expenses	(109,385)	(102,300)	(82,400)	(7)		(24)
Operating income	$116,252	$85,867	$70,022	35%		23%

Homes delivered	4,136	3,744	3,183	10%		18%
Average selling price	$284,800	$270,100	$252,200	5%		7%
Housing gross profit margin	19.2%	19.6%	19.0%	(40	)bps	60	bps
In 2017, 2016 and 2015, revenues for this segment were generated from both housing operations and land sales. Housing revenues in 2017 rose 16% to $1.18 billion from $1.01 billion in 2016, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered in 2017 reflected increases from both our Colorado and Texas operations. In 2016, housing revenues rose 26% from $802.6 million in 2015 due to increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered for 2016 reflected an increase in both our Colorado and Texas operations. The year-over-year increases in the average selling prices for both 2017 and 2016 were mainly due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally rising home prices. Land sale revenues totaled $11.0 million in 2017, $7.3 million in 2016 and $7.1 million in 2015.
This segment’s operating income in 2017 increased $30.4 million from 2016, mainly due to growth in housing gross profits and a decrease in land sale losses, partly offset by an increase in selling, general and administrative expenses. The increase in housing gross profits reflected an increase in the number of homes delivered, partly offset by a lower housing gross profit margin. The housing gross profit margin declined from 2016, largely due to higher construction and land costs and a shift in product mix of homes delivered. Inventory-related charges impacting the housing gross profit margin totaled $.8 million for 2017 and $.5 million for 2016. Land sale losses totaled $.1 million in 2017, compared to $10.5 million in 2016.
In 2016, this segment’s operating income increased $15.8 million from 2015, primarily due to growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses and land sale losses. The year-over-year growth in housing gross profits reflected the increased volume of homes delivered and improvement in our housing gross profit margin. The housing gross profit margin for 2016 improved on a year-over-year basis largely due to improved operating leverage on fixed costs and lower overall construction and land costs, partly offset by unfavorable warranty adjustments. The land sale losses in 2016 primarily reflected inventory impairment charges related to land held for sale at November 30, 2016 and the sales of our last remaining parcels in the Rio Grande Valley area of Texas. Selling, general and administrative expenses for 2016 rose from 2015, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues, and an increase to a legal accrual, partly offset by lower overhead costs as a result of our cost containment efforts.

Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Revenues	$447,963	$478,857	$410,743	(6)%	17%
Construction and land costs	(396,026)	(446,539)	(367,668)	11	(21)
Selling, general and administrative expenses	(52,378)	(58,361)	(57,552)	10	(1)
Operating loss	$(441)	$(26,043)	$(14,477)	98%	(80	) %

Homes delivered	1,549	1,701	1,444	(9)%	18%
Average selling price	$284,100	$281,400	$281,900	1%	—
Housing gross profit margin	11.7%	11.7%	10.4%	—	130	bps
This segment’s revenues in 2017, 2016 and 2015 were comprised of revenues from both housing operations and land sales. Housing revenues in 2017 declined 8% to $440.1 million from $478.7 million in 2016. The year-over-year decline in housing revenues in 2017 was due to a decrease in the number of homes delivered, partly offset by a slight increase in the average selling price. The decrease in the number of homes delivered for 2017, compared to the previous year, was largely due to the wind down of our Metro Washington, D.C. operations. The 2017 average selling price increased slightly from the previous year primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally rising home prices. In 2016, housing revenues grew 18% from $407.1 million in 2015 due to an increase in the number of homes delivered, as the average selling price was essentially flat with the year-earlier period. The year-over-year increase in the number of homes delivered for 2016 was attributable to our Florida operations. This segment generated land sale revenues of $7.9 million, $.1 million and $3.6 million in 2017, 2016 and 2015, respectively.
This segment’s operating results in 2017 improved by $25.6 million from 2016, mainly due to improved land sale results and a decrease in selling, general and administrative expenses, partly offset by a decline in housing gross profits. The year-over-year decline in housing gross profits reflected a decrease in the number of homes delivered, as this segment’s housing gross profit margin remained even with 2016. The housing gross profit margin reflected a decrease in inventory-related charges that was offset by reduced operating leverage on fixed costs from the lower volume of homes delivered. In 2017, inventory-related charges impacting the housing gross profit margin totaled $4.2 million, compared to $5.8 million in 2016. Land sales generated profits of $.3 million in 2017, compared to losses of $23.6 million in 2016 that are described further below. Selling, general and administrative expenses for 2017 decreased from the previous year, primarily due to lower overhead costs as a result of our cost containment efforts, the wind down of our Metro Washington, D.C. operations in 2016 and the lower volume of homes delivered.
In 2016, this segment’s operating results declined $11.6 million from 2015, reflecting land sale losses and a slight increase in selling, general and administrative expenses that were partially offset by an increase in housing gross profits. The growth in this segment’s housing gross profits was due to the increase in the number of homes delivered and an improvement in the housing gross profit margin. The housing gross profit margin increased on a year-over-year basis primarily due to improved operating leverage on fixed costs from the increased volume of homes delivered and corresponding higher housing revenues, and lower construction and land costs, partly offset by an increase in inventory-related charges. In 2016, inventory-related charges impacting the housing gross profit margin totaled $5.8 million and were largely related to the wind down of our Metro Washington, D.C. operations. In 2015, the housing gross profit margin was impacted by $5.1 million of inventory impairment and land option contract abandonment charges. Land sale losses totaled $23.6 million for 2016, compared to land sale profits of $.6 million for the previous year, primarily due to inventory impairment charges associated with land held for sale, including two land parcels in the Metro Washington, D.C. area that we planned to sell in connection with the wind down of our operations in this market. In 2016, selling, general and administrative expenses rose from the previous year primarily due to higher variable expenses associated with the increase in housing revenues, and a legal accrual. In 2015, selling general and administrative expenses included an increase in the accrual for a Florida legal inquiry that was resolved in February 2016.

FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Years Ended November 30,
	2017	2016	2015
Revenues	$12,264	$11,703	$11,043
Expenses	(3,430)	(3,817)	(3,711)
Equity in income (loss) of unconsolidated joint ventures	4,234	(3,420)	4,292
Pretax income	$13,068	$4,466	$11,624

Total originations (a):
Loans	2,485	3,320	4,460
Principal	$688,763	$847,905	$1,132,479
Percentage of homebuyers using KBHS/HCM	25%	37%	62%
Average FICO score	719	713	718

Loans sold (a):
Loans sold to Stearns/Nationstar	1,872	3,730	4,168
Principal	$514,307	$966,155	$1,055,551
Loans sold to other third parties	196	234	161
Principal	$51,425	$47,936	$38,608

Mortgage loan origination mix (a):
Conventional/non-conventional loans	52%	43%	45%
FHA loans	31%	38%	38%
Other government loans	17%	19%	17%

Loan type (a):
Fixed	99%	100%	98%
ARM	1%	—%	2%

(a)
Loan originations and sales in 2017 occurred within KBHS. In 2016 and 2015, loan originations and sales occurred within HCM. In the 2016 fourth quarter, we and Nationstar began the process to wind down HCM and transfer HCM’s operations and certain assets to Stearns.

Revenues. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. The year-over-year growth in our financial services revenues for 2017 reflected increases in both insurance commissions and title services revenues. In 2016, financial services revenues increased from 2015 due to an increase in title services revenues, partly offset by a decrease in insurance commissions.
Expenses. General and administrative expenses totaled $3.4 million in 2017, $3.8 million in 2016 and $3.7 million in 2015.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $4.2 million in 2017 and $4.3 million in 2015, compared to equity in loss of unconsolidated joint ventures of $3.4 million in 2016. The year-over-year change for 2017 primarily reflected the commencement of KBHS’ operations during the year, as described below, and the wind down of HCM in the latter part of 2016. The equity in income (loss) of unconsolidated joint ventures for each of the years ended November 30, 2016 and 2015 was solely related to HCM’s operations. The equity in loss of unconsolidated joint ventures in 2016 reflected fewer loan originations and higher overhead costs as well as the wind down of HCM, and included an increase in HCM’s reserves for potential future losses on certain loans it originated. While we believe we will not need to record any additional charges, it is reasonably possible that we may incur further losses with respect to our equity interest in future periods as the wind down of HCM is completed. Although we are currently unable to estimate the amount or range of such losses, if any, we believe they would not have a material impact on our consolidated financial statements.

In 2016, a subsidiary of ours and a subsidiary of Stearns formed KBHS, an unconsolidated mortgage banking joint venture, to offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns each have a 50.0% ownership interest, with Stearns providing management oversight of KBHS’ operations. KBHS was operational in all of our served markets as of June 2017. KBHS did not have an impact on our consolidated statement of operations for the year ended November 30, 2016.
Based on the number of homes delivered in 2017, approximately 25% of our homebuyers who obtained mortgage financing used KBHS to finance the purchase of their home, compared to approximately 37% and 62% that used HCM in 2016 and 2015, respectively. The 2017 percentage reflected the fact that KBHS was operational for only a portion of the year. The year-over-year decrease in 2016 was primarily due to HCM’s transition to a new loan origination system that limited its ability to originate certain loans, insufficient staffing in certain markets, and its wind down. The year-over-year decrease in the percentage of homebuyers that used HCM did not have a significant impact on our orders, cancellation rate or the number of homes we delivered in 2016.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	Years Ended November 30,
	2017	2016	2015
Income tax expense	$109,400	$43,700	$42,400
Effective income tax rate	37.7%	29.3%	33.4%
Our income tax expense for 2017, 2016 and 2015 reflected the favorable net impact of $4.9 million, $15.2 million and $5.6 million, respectively, of federal energy tax credits we earned from building energy-efficient homes through December 31, 2016. Most of the federal energy tax credits for 2017 and 2016 resulted from legislation enacted in 2015 that extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2016. There has not been any new legislation enacted extending the business tax credit beyond December 31, 2016.
At November 30, 2017 and 2016, we had deferred tax assets of $657.2 million and $763.8 million, respectively, that were partially offset by valuation allowances of $23.6 million and $24.8 million, respectively. The valuation allowances at November 30, 2017 and 2016 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at that date. We evaluated our deferred tax assets as of November 30, 2017 and 2016 to determine whether any adjustment to our deferred tax asset valuation allowance was necessary. We determined that most of our deferred tax assets as of November 30, 2017 and 2016 would be realized. In 2017, we reduced our valuation allowance by $1.2 million primarily to account for state NOLs that met the “more likely than not” standard. In 2016, the valuation allowance was reduced by $13.0 million to account for the expiration of foreign tax credits, the release of valuation allowance associated with state NOLs that met the “more likely than not” realization standard, partly offset by the establishment of a valuation allowance for state NOLs related to the wind down of our Metro Washington, D.C. operations.
For each of the years ended November 30, 2017, 2016 and 2015, the amount of cash income taxes we paid was substantially less than our income tax expense primarily due to the utilization of our deferred tax assets to reduce taxable income. We anticipate this will continue for the next several years due to the sizable deferred tax assets remaining as of November 30, 2017.
Further information regarding our income taxes is provided in Note 12 – Income Taxes in the Notes to Consolidated Financial Statements in this report.
The TCJA, enacted on December 22, 2017, makes significant revisions to federal income tax laws. While we are assessing the TCJA, and believe that its impact on our business may not be fully known for some time, its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, will result in our recording a one-time, non-cash charge of approximately $115 million to our provision for income taxes in the 2018 first quarter. The charge is solely due to the accounting re-measurement of our deferred tax assets based on the lower income tax rate. We expect our effective tax rate for 2018, excluding the impact of the non-cash charge, to be approximately 27%. We believe the TCJA will not impact the ability of our deferred tax assets, as re-measured, to reduce the amount of cash federal income taxes payable in 2018 and beyond.
The TCJA establishes new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments on indebtedness, and on state and local taxes, including real estate taxes. The TCJA also raises the standard deduction. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices, in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes, including in certain of our served markets in California. As a result, some communities in our California operations could experience lower net orders and/or a tempering of average sales prices in future periods depending on how homebuyers react to the tax law changes under the TCJA.
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
We also have the ability to borrow funds under the Credit Facility. We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. Over the past several years, we have primarily used cash for:

•	land acquisitions and land development;

•	home construction;

•	operating expenses; and

•	principal and interest payments on notes payable.
Our investments in land and land development totaled $1.52 billion in 2017, $1.36 billion in 2016 and $967.2 million in 2015. Approximately 48% of our total investments in 2017 related to land acquisitions, compared to approximately 46% in 2016 and approximately 32% in 2015. While we made strategic investments in land and land development in each of our homebuilding reporting segments in each of these years, approximately 62% in 2017, 64% in 2016 and 51% in 2015, were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in 2018 and beyond.
The following table presents the number of lots and carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	November 30, 2017		November 30, 2016		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	11,343	$1,595,588	10,904	$1,726,740	439	$(131,152)
Southwest	9,085	551,387	8,338	522,320	747	29,067
Central	19,061	768,232	18,272	769,237	789	(1,005)
Southeast	6,882	348,179	7,311	384,931	(429)	(36,752)
Total	46,371	$3,263,386	44,825	$3,403,228	1,546	$(139,842)
The carrying value of lots owned or controlled under land option and other similar contracts at November 30, 2017 decreased from November 30, 2016 primarily due to the higher proportion of lots controlled under land option contracts in 2017. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 25% at November 30, 2017 and 21% at November 30, 2016. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
We ended our 2017 fiscal year with $720.6 million of cash and cash equivalents, compared to $592.1 million at November 30, 2016. The majority of our cash and cash equivalents at November 30, 2017 and 2016 was invested in interest-bearing bank deposit accounts.

Capital Resources. Our notes payable consisted of the following (in thousands):

	November 30,
	2017	2016	Variance
Mortgages and land contracts due to land sellers and other loans	$10,203	$66,927	$(56,724)
Senior notes	2,086,070	2,345,843	(259,773)
Convertible senior notes	228,572	227,379	1,193
Total	$2,324,845	$2,640,149	$(315,304)
On January 13, 2017, as a step toward reducing our debt as part of our Returns-Focused Growth Plan, we redeemed $100.0 million in aggregate principal amount of our 9.10% Senior Notes due 2017 outstanding at the redemption price calculated in accordance with the “make-whole” provisions of the notes. We used internally generated cash to fund this redemption. We paid a total of $105.3 million for this redemption and recorded a charge of $5.7 million for the early extinguishment of debt. We repaid the remaining $165.0 million in aggregate principal amount of the notes at their maturity on September 15, 2017 using internally generated funds.
Our financial leverage, as measured by the ratio of debt to capital, was 54.7% at November 30, 2017, compared to 60.5% at November 30, 2016. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at November 30, 2017 improved to 45.4%, compared to 54.3% at November 30, 2016. Our net debt to total capital at November 30, 2017 was within our 2019 target range of 40% to 50% under our Returns-Focused Growth Plan.
LOC Facility. We had no letters of credit outstanding under the LOC Facility at November 30, 2017 or 2016.
Unsecured Revolving Credit Facility. On July 27, 2017, we entered into an amendment to the Credit Facility that increased the commitment from $275.0 million to $500.0 million and extended its maturity from August 7, 2019 to July 27, 2021. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2017, we had no cash borrowings and $37.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of November 30, 2017, we had $462.4 million available for cash borrowings under the Credit Facility, with up to $212.4 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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

•
Interest Coverage Ratio or Liquidity. We are also required to maintain either (a) an Interest Coverage Ratio of greater than or equal to 1.50 at the end of each fiscal quarter; or (b) a minimum level of liquidity, but not both. The Interest Coverage Ratio is the ratio of our consolidated adjusted EBITDA to consolidated interest incurred, each as defined under the Credit Facility, in each case for the previous 12 months. Our minimum liquidity is required to be greater than or equal to consolidated interest incurred, as defined under the Credit Facility, for the four most recently ended fiscal quarters in the aggregate.

In addition, under the Credit Facility, our investments in joint ventures and non-guarantor subsidiaries (which are shown, respectively, in Note 9 – Investments in Unconsolidated Joint Ventures and in Note 22 – Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report) as of the end of each fiscal quarter cannot exceed the sum of (a)

$104.8 million and (b) 20% of consolidated tangible net worth. Further, the Credit Facility does not permit our borrowing base indebtedness, which is the aggregate principal amount of our outstanding indebtedness for borrowed money and non-collateralized financial letters of credit, to be greater than our borrowing base (a measure relating to our inventory and unrestricted cash assets).
The covenants and other requirements under the Credit Facility represent the most restrictive provisions that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of November 30, 2017:

Financial Covenants and Other Requirements	Covenant Requirement			Actual
Consolidated tangible net worth	>	$1.32	billion	$1.93	billion
Leverage Ratio	<	.650		.547
Interest Coverage Ratio (a)	>	1.500		3.202
Minimum liquidity (a)	>	$168.8	million	$720.6	million
Investments in joint ventures and non-guarantor subsidiaries	<	$490.1	million	$114.6	million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a		$680.4	million

(a)
Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of November 30, 2017, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
As of November 30, 2017, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2017, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $10.2 million, secured primarily by the underlying property, which had an aggregate carrying value of $27.6 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In April 2017, Moody’s Investor Services upgraded our corporate credit rating to B1, with a stable outlook, from B2, with a positive outlook. In September 2017, Fitch Ratings affirmed our credit rating at B+ and revised the rating outlook to positive from stable. In January 2018, Standard and Poor’s Financial Services upgraded our rating to BB- from B+, and revised the rating outlook to stable from positive.

Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Years Ended November 30,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$513,219	$188,655	$181,185
Investing activities	(15,744)	(6,079)	(11,303)
Financing activities	(369,614)	(149,917)	31,691
Net increase in cash and cash equivalents	$127,861	$32,659	$201,573
Operating Activities. Operating activities provided net cash of $513.2 million in 2017, $188.7 million in 2016, and $181.2 million in 2015. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. The year-over-year changes in net operating cash flows for 2017 and 2016 primarily reflected increases in net income and accounts payable, accrued expenses and other liabilities. Our net cash provided by operating activities in 2015 was mainly driven by net income and a decrease in inventories.
Net cash provided by operating activities in 2017 mainly reflected net income of $180.6 million, a net decrease in inventories of $126.1 million, and a net increase in accounts payable, accrued expenses and other liabilities of $66.6 million, partly offset by a net increase in receivables of $12.5 million. In 2016, our net cash provided by operating activities largely reflected net income of $105.6 million, a net increase in accounts payable, accrued expenses and other liabilities of $32.7 million, and a net decrease in receivables of $19.0 million, partly offset by net cash of $98.3 million used for investments in inventories. In 2015, our net cash provided by operating activities primarily reflected net income of $84.6 million, a net decrease in inventories of $34.9 million, and a net decrease in receivables of $9.1 million. These sources of cash were partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $27.6 million.
Investing Activities. Investing activities used net cash of $15.7 million in 2017, $6.1 million in 2016 and $11.3 million in 2015. Our uses of cash in 2017 included $18.7 million for contributions to unconsolidated joint ventures and $8.1 million for net purchases of property and equipment. These uses of cash were partially offset by an $11.0 million return of investments in unconsolidated joint ventures. In 2016, the net cash used in investing activities included $5.6 million for contributions to unconsolidated joint ventures and $4.8 million for net purchases of property and equipment, which were largely offset by a $4.3 million return of investments in unconsolidated joint ventures. In 2015, the net cash used in investing activities reflected $20.6 million of contributions to unconsolidated joint ventures and $4.7 million of cash used for net purchases of property and equipment, which were partially offset by a return of investments in unconsolidated joint ventures of $14.0 million.
Financing Activities. Financing activities used net cash of $369.6 million in 2017 and $149.9 million in 2016, and provided net cash of $31.7 million in 2015. In 2017, net cash was used for the repayment of $265.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017, payments on mortgages and land contracts due to land sellers and other loans of $106.4 million, dividend payments on our common stock of $8.6 million, repurchases of previously issued shares of our common stock delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock and performance-based restricted stock units (each a “PSU”), as well as shares forfeited by individuals upon their termination of employment at a total cost of $6.7 million, and the payment of $1.7 million of debt issuance costs in connection with amending the Credit Facility. The cash used was partly offset by $23.2 million of issuances of common stock under employee stock plans.
The year-over-year change in 2016 was primarily due to cash used to repurchase shares of our common stock, compared to the net proceeds received from the underwritten public issuance of senior notes in 2015. In 2016, cash was used for repurchases of shares of our common stock at a total cost of $88.4 million, payments on mortgages and land contracts due to land sellers and other loans of $67.8 million and dividend payments on our common stock of $8.6 million. The cash used was partly offset by a decrease of $9.3 million in our restricted cash balance and $5.3 million of issuances of common stock under employee stock plans. In 2015, cash was mainly provided by proceeds of $250.0 million from the issuance of our 7.625% senior notes due 2023 (“7.625% Senior Notes due 2023”) and a decrease of $17.9 million in our restricted cash balance. The cash provided was partly offset by cash used for the retirement of $199.9 million in aggregate principal amount of certain senior notes at their maturity on June 15, 2015, payments on mortgages and land contracts due to land sellers and other loans of $22.9 million, dividend payments on our common stock of $9.2 million, and the payment of debt issuance costs of $4.6 million associated with the issuance of the 7.625% Senior Notes due 2023 and the Credit Facility.
Our board of directors declared four quarterly cash dividends of $.025 per share of common stock in 2017, 2016 and 2015. Cash dividends declared and paid during each of the years ended November 30, 2017, 2016 and 2015 totaled $.10 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Share Repurchase Program. On January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 4,000,000 shares that remained under a prior board-approved share repurchase program. The amount and timing of shares purchased under this 10,000,000 share repurchase program are subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by the board of directors. As of November 30, 2017, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. All of these share repurchases were made in the 2016 first quarter. We did not repurchase any of our common stock under this program in 2017 or 2015.
Unrelated to the common stock repurchase program, as further discussed in Note 17 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, our board of directors authorized in 2014 the repurchase of no more than 680,000 shares of our outstanding common stock solely as necessary for director compensation elections with respect to settling outstanding stock appreciation rights awards (“Director Plan SARs”) granted under our Non-Employee Directors Compensation Plan (“Director Plan”). As of November 30, 2017, we have not repurchased any shares pursuant to the board of directors authorization.
We believe we have adequate capital resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire assets and land, to use and/or develop acquired assets and land, to construct homes, to finance our financial services operations and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return standards, in 2018, we may use or redeploy our cash resources or cash borrowings under the Credit Facility to support other business purposes that are aligned with our primary strategic growth goals. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding common stock. They may also include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, as well as potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land and land development investment targets, to complete strategic transactions and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. The amounts involved in these transactions, if any, may be material. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
OFF-BALANCE SHEET ARRANGEMENTS
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $168.8 million at November 30, 2017 and $198.8 million at November 30, 2016. Our investments in unconsolidated joint ventures totaled $64.8 million at November 30, 2017 and $64.0 million at November 30, 2016. As of November 30, 2017, two of our unconsolidated joint ventures had outstanding secured debt totaling $20.0 million under separate construction loan agreements with different third-party lenders to finance their respective land development activities. The outstanding secured debt under these agreements is non-recourse to us, with $19.8 million scheduled to mature in August 2018 and the remainder scheduled to mature in February 2020. At November 30, 2016, only one of these unconsolidated joint ventures had outstanding secured debt of $44.4 million. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2017 or 2016. While we and our partners in the unconsolidated joint ventures that have the construction loan agreements provide certain guarantees and indemnities to the applicable lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt of these unconsolidated joint ventures. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt of these unconsolidated joint ventures is material to our consolidated financial statements. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at November 30, 2017 and 2016 was a VIE, but we were not the primary beneficiary of this VIE. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At November 30, 2017, we had total cash deposits of $64.7 million to purchase land having an aggregate purchase price of $1.09 billion. At November 30, 2016, we had total cash deposits of $42.8 million to purchase land having an aggregate purchase price of $1.07 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at November 30, 2017, we estimate the remaining purchase price to be paid would be as follows: 2018 – $718.5 million; 2019 – $115.3 million; 2020 – $61.8 million; 2021 – $41.8 million; 2022 – $27.4 million; and thereafter – $64.6 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $26.8 million at November 30, 2017 and $56.0 million at November 30, 2016. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of November 30, 2017 and 2016 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluated our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $5.7 million at November 30, 2017 and $50.5 million at November 30, 2016, as further discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents our future cash requirements under contractual obligations as of November 30, 2017 (in millions):

	Payments due by Period
	Total	2018	2019-2020	2021-2022	Thereafter
Contractual obligations:
Long-term debt	$2,340.2	$303.1	$987.1	$800.0	$250.0
Interest	500.0	140.8	210.5	139.2	9.5
Inventory-related obligations (a)	30.1	6.8	2.3	2.6	18.4
Purchase obligation (b)	35.2	18.2	17.0	—	—
Operating lease obligations	30.7	8.3	12.3	4.3	5.8
Total (c)	$2,936.2	$477.2	$1,229.2	$946.1	$283.7

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

(c)
Total contractual obligations exclude our accrual for uncertain tax positions recorded for financial reporting purposes as of November 30, 2017 because we are unable to make a reasonable estimate of cash settlements with the respective taxing authorities for all periods presented. We anticipate these potential cash settlement requirements for 2018 to range from zero to $.1 million.

As discussed in Note 15 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $606.7 million of performance bonds and $37.6 million of letters of credit outstanding at November 30, 2017. At November 30, 2016, we had $535.7 million of performance bonds and $31.0 million of letters of credit outstanding.
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
Homebuilding Revenue Recognition. Revenues from housing and other real estate sales are recognized when sales are closed and title passes to the homebuyer. Sales are closed when all of the following conditions are met: a sale is consummated, a sufficient down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. Concurrent with the recognition of revenues in our consolidated statements of operations, sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues, while the costs of sales incentives in the form of free or discounted products or services to homebuyers, including option upgrades and closing cost allowances used to cover a portion of the fees and costs charged to a homebuyer, are reflected as construction and land costs.
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
We rely on certain estimates to determine our construction and land costs and resulting housing gross profit margins associated with revenues recognized. Construction and land costs are comprised of direct and allocated costs, including estimated future costs for the limited warranty we provide on our homes, and certain amenities within a community. Land acquisition, land development and other common costs are generally allocated on a relative fair value basis to the homes or lots within the applicable community or land parcel. Land acquisition and land development costs include related interest and real estate taxes.
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
The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2017	2016	2015
Inventory impairments:
Number of communities or land parcels evaluated for recoverability (a)	51	68	35
Carrying value of communities or land parcels evaluated for recoverability (a)	$456,875	$423,122	$286,333

Number of communities or land parcels written down to fair value	10	30	4
Pre-impairment carrying value of communities or land parcels written down to fair value	$58,962	$89,097	$20,018
Inventory impairment charges	(20,605)	(49,580)	(8,030)
Post-impairment fair value	$38,357	$39,517	$11,988

Land option contract abandonments:
Number of lots abandoned	710	744	1,166
Land option contract abandonment charges	$4,627	$3,232	$1,561

(a)
As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during the years ended November 30, 2017, 2016 and 2015 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period are counted only once for each applicable year. In 2017, the inventory impairment charges reflected our decisions to accelerate the monetization of our investment in one community in California, and to activate nine communities in Arizona, California, Florida and Nevada previously held for future development. In 2016, the number and carrying value of communities evaluated for impairment were higher than they were in 2017 and 2015 as a result of our decisions to make changes in our operational strategies for specific communities or land parcels aimed at more quickly monetizing our investment in those inventories.

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
We record an inventory impairment charge on a community or land parcel that is active or held for future development when indicators of potential impairment exist and the carrying value of the real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily determined based on the estimated future net cash flows discounted for inherent risk associated with each such asset, or other valuation techniques. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected real estate asset and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and volume of homes delivered. The discount rates used in our estimated discounted cash flows ranged from 17% - 18% in 2017, and 17% - 20% during both 2016 and 2015. The discount rates we used were impacted by one or more of the following at the time the calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located.
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
As of November 30, 2017, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $177.8 million, representing 24 communities and various other land parcels. As of November 30, 2016, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $215.3 million, representing 28 communities and various other land parcels.
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
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2017 within five years. The following table presents as of November 30, 2017 and 2016, respectively, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
2017	$1,794.7	55%	$1,226.1	38%	$138.4	4%	$104.2	3%	$3,263.4
2016	1,919.8	57	1,171.0	34	229.0	7	83.4	2	3,403.2
The inventory balances in the 0-2 years and 3-5 years categories were located throughout all of our homebuilding reporting segments, though mostly in our West Coast and Central homebuilding reporting segments. These categories collectively represented 93% of our total inventories as of November 30, 2017, compared to 91% as of November 30, 2016. The inventory balances in the 6-10 years and greater than 10 years categories were primarily comprised of land held for future development, and together totaled $242.6 million at November 30, 2017, compared to $312.4 million at November 30, 2016. The year-over-year decrease was primarily related to our decisions to monetize certain non-strategic land parcels through land sales and to accelerate the overall timing for selling, building and delivering homes through community reactivations.
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
We believe that the carrying value of our inventory balance as of November 30, 2017 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
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
Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. Our warranty liability is presented on a gross basis for all years without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.
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
The amount of our self-insurance liability is based on an analysis performed by a third-party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim may be made, and the ultimate resolution of any such construction defect claim. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported. Therefore, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. In 2017, we recorded an adjustment for a change in estimate to increase our self-insurance liability to reflect claim frequency and severity trends, which indicated that probable future payments for claims relating to homes delivered in certain prior years were likely to exceed the previously estimated liabilities remaining for those claims. Therefore, we increased our self-insurance liability, based on an actuarially determined estimate, to an amount expected to have a higher probability of being adequate to cover future payments associated with unresolved claims, including claims incurred but not yet reported. This adjustment is included in selling, general and administrative expenses.
The projection of losses related to these liabilities requires the use of actuarial assumptions. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. A 10% increase in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in an increase of approximately $30.3 million in our liability and a $17.4 million increase in our receivable, resulting in additional expense of $12.9 million. A 10% decrease in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in a decrease of approximately $27.9 million in our liability and a $14.8 million decrease in our receivable, resulting in a reduction to expense of $13.1 million.
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
Stock-Based Compensation. We measure and recognize compensation expense associated with our grants of equity-based awards at an amount equal to the fair value of such share-based payments over their applicable vesting period. We have provided compensation benefits to certain of our employees in the form of stock options, restricted stock and PSUs, and to our non-employee directors in the form of unrestricted shares of common stock, deferred common stock awards and Director Plan SARs. Determining the fair value of share-based awards requires judgment to identify the appropriate valuation model and develop the assumptions to be used in the calculation, including the expected term of the stock options or Director Plan SARs, expected stock-price volatility and dividend yield. We estimate the fair value of stock options and Director Plan SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. The expected volatility factor is based on a combination of the historical volatility of our common stock and the implied volatility of publicly traded options on our common stock. We believe this blended approach balances the forward-looking nature of implied volatility with the relative stability over time of historical volatility to arrive at a reasonable estimate of expected volatility. Additionally, judgment is required in estimating the percentage of share-based awards that are expected to vest, and in the case of PSUs, the level of performance that will be achieved and the number of shares that will be earned. If actual results differ significantly from these estimates, stock-based compensation expense could be higher and have a material impact on our consolidated financial statements.
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
OUTLOOK
In 2018, we intend to continue to execute on our Returns-Focused Growth Plan, which is described in the “Business” section of this report. We believe that doing so will enable us to generate higher cash flows that we can deploy in a targeted fashion to support the balanced growth of our business and increase our return on invested capital, as well as reduce our debt, with the principal aim of driving long-term stockholder value. Our present 2018 outlook is as follows:
2018 First Quarter:

•
We expect to generate housing revenues in the range of $840 million to $880 million, an increase from $810.9 million in 2017, and anticipate our average selling price to be in the range of $387,000 to $392,000, representing an increase in the range of 6% to 8% as compared to the year-earlier period.

•	We expect our housing gross profit margin, excluding inventory-related charges, to range from 16.0% to 16.5%.

•	We expect our selling, general and administrative expense ratio to be in the range of 11.7% to 12.0%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to range from 4.3% to 4.7%.

•	We expect to record a one-time, non-cash charge to our provision for income taxes of approximately $115 million, as discussed above under “Income Taxes.”

•	We expect our average community count to be down approximately 5% from the 2017 first quarter.
2018 Full-Year:

•
We expect our housing revenues to be in the range of $4.5 billion to $4.9 billion, an increase from $4.3 billion in 2017, and anticipate our average selling price to be in the range of $395,000 to $405,000, roughly even as compared to 2017.

•	We expect our housing gross profit margin, excluding inventory-related charges, to range from 17.2% to 17.7%.

•	We expect our selling, general and administrative expense ratio to be in the range of 9.7% to 10.0%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to range from 7.2% to 7.7%.

•	We expect the effective tax rate will be approximately 27%, excluding the impact of the above-mentioned one-time, non-cash charge.

•	We expect our average community count to remain relatively flat compared to 2017.
We believe we are well positioned to achieve our financial and operational targets for 2018 due to, among other things, our backlog levels at November 30, 2017, our planned new home community openings, community reactivations and investments in land and land development, as well as continued strengthening of demand from first-time homebuyers and current positive economic and demographic trends, to varying degrees, in many of our served markets.
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

•
government actions, policies, programs and regulations directed at or affecting the housing market (including the TCJA, the Dodd-Frank Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities;

•	changes in existing tax laws or enacted corporate income tax rates, including pursuant to the TCJA;

•	the availability and cost of land in desirable areas;

•	our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred;

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

•
our ability to successfully implement our Returns-Focused Growth Plan and achieve the associated revenue, margin, profitability, cash flow, community reactivation, land sales, business growth, asset efficiency, return on invested capital, return on equity, net debt to capital ratio and other financial and operational targets and objectives;

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
The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of November 30, 2017 and 2016 (dollars in thousands):

	As of November 30, 2017 for the Years Ended November 30,							Fair Value at November 30, 2017
	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt
Fixed Rate	$300,000	$630,000	$350,000	$—	$800,000	$250,000	$2,330,000	$2,570,550
Weighted Average Effective Interest Rate	7.3%	3.9%	8.5%	—%	7.4%	7.8%	6.7%

	As of November 30, 2016 for the Years Ended November 30,							Fair Value at November 30, 2016
	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt
Fixed Rate	$265,000	$300,000	$630,000	$350,000	$—	$1,050,000	$2,595,000	$2,718,519
Weighted Average Effective Interest Rate	9.6%	7.3%	3.9%	8.5%	—%	7.5%	7.0%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2017	2016	2015
Total revenues	$4,368,529	$3,594,646	$3,032,030
Homebuilding:
Revenues	$4,356,265	$3,582,943	$3,020,987
Construction and land costs	(3,646,468)	(3,041,101)	(2,539,368)
Selling, general and administrative expenses	(426,394)	(389,441)	(342,998)
Operating income	283,403	152,401	138,621
Interest income	1,240	529	458
Interest expense	(6,307)	(5,900)	(21,856)
Equity in loss of unconsolidated joint ventures	(1,409)	(2,181)	(1,804)
Homebuilding pretax income	276,927	144,849	115,419
Financial services:
Revenues	12,264	11,703	11,043
Expenses	(3,430)	(3,817)	(3,711)
Equity in income (loss) of unconsolidated joint ventures	4,234	(3,420)	4,292
Financial services pretax income	13,068	4,466	11,624
Total pretax income	289,995	149,315	127,043
Income tax expense	(109,400)	(43,700)	(42,400)
Net income	$180,595	$105,615	$84,643
Earnings per share:
Basic	$2.09	$1.23	$.92
Diluted	$1.85	$1.12	$.85
Weighted average shares outstanding:
Basic	85,842	85,706	92,054
Diluted	98,316	96,278	102,857
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended November 30,
	2017	2016	2015
Net income	$180,595	$105,615	$84,643
Other comprehensive income (loss):
Postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the period	(3,143)	468	3,745
Amortization of net actuarial loss	142	79	848
Amortization of prior service cost	1,556	1,556	1,556
Other comprehensive income (loss) before tax	(1,445)	2,103	6,149
Income tax benefit (expense) related to items of other comprehensive income (loss)	578	(841)	(2,460)
Other comprehensive income (loss), net of tax	(867)	1,262	3,689
Comprehensive income	$179,728	$106,877	$88,332
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2017	2016
Assets
Homebuilding:
Cash and cash equivalents	$720,630	$592,086
Receivables	244,213	231,665
Inventories	3,263,386	3,403,228
Investments in unconsolidated joint ventures	64,794	64,016
Deferred tax assets, net	633,637	738,985
Other assets	102,498	91,145
	5,029,158	5,121,125
Financial services	12,357	10,499
Total assets	$5,041,515	$5,131,624

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$213,463	$215,331
Accrued expenses and other liabilities	575,930	550,996
Notes payable	2,324,845	2,640,149
	3,114,238	3,406,476
Financial services	966	2,003
Stockholders’ equity:
Preferred stock — $1.00 par value; 10,000,000 shares authorized; none issued	—	—
Common stock — $1.00 par value; 290,000,000 shares authorized at November 30, 2017 and 2016; 117,945,525 and 116,224,208 shares issued at November 30, 2017 and 2016, respectively	117,946	116,224
Paid-in capital	727,483	696,938
Retained earnings	1,735,695	1,563,742
Accumulated other comprehensive loss	(16,924)	(16,057)
Grantor stock ownership trust, at cost: 8,897,954 and 9,431,756 shares at November 30, 2017 and 2016, respectively	(96,509)	(102,300)
Treasury stock, at cost: 22,021,062 and 21,719,757 shares at November 30, 2017 and 2016, respectively	(541,380)	(535,402)
Total stockholders’ equity	1,926,311	1,723,145
Total liabilities and stockholders’ equity	$5,041,515	$5,131,624
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2017, 2016 and 2015
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2014	115,387	(10,336)	(13,097)	$115,387	$668,857	$1,391,256	$(21,008)	$(112,106)	$(446,476)	$1,595,910
Net income	—	—	—	—	—	84,643	—	—	—	84,643
Other comprehensive income, net of tax	—	—	—	—	—	—	3,689	—	—	3,689
Dividends on common stock	—	—	—	—	—	(9,186)	—	—	—	(9,186)
Employee stock options/other	76	—	—	76	(874)	—	—	—	—	(798)
Stock awards	85	200	—	85	(2,255)	—	—	2,170	—	—
Stock-based compensation	—	—	—	—	17,143	—	—	—	—	17,143
Stock repurchases	—	—	(40)	—	—	—	—	—	(567)	(567)
Balance at November 30, 2015	115,548	(10,136)	(13,137)	115,548	682,871	1,466,713	(17,319)	(109,936)	(447,043)	1,690,834
Net income	—	—	—	—	—	105,615	—	—	—	105,615
Other comprehensive income, net of tax	—	—	—	—	—	—	1,262	—	—	1,262
Dividends on common stock	—	—	—	—	—	(8,586)	—	—	—	(8,586)
Employee stock options/other	552	—	—	552	4,977	—	—	—	—	5,529
Stock awards	124	704	—	124	(7,760)	—	—	7,636	—	—
Stock-based compensation	—	—	—	—	16,850	—	—	—	—	16,850
Stock repurchases	—	—	(8,583)	—	—	—	—	—	(88,359)	(88,359)
Balance at November 30, 2016	116,224	(9,432)	(21,720)	116,224	696,938	1,563,742	(16,057)	(102,300)	(535,402)	1,723,145
Net income	—	—	—	—	—	180,595	—	—	—	180,595
Other comprehensive loss, net of tax	—	—	—	—	—	—	(867)	—	—	(867)
Dividends on common stock	—	—	—	—	—	(8,642)	—	—	—	(8,642)
Employee stock options/other	1,652	—	—	1,652	22,468	—	—	—	—	24,120
Stock awards	70	534	28	70	(6,556)	—	—	5,791	695	—
Stock-based compensation	—	—	—	—	14,633	—	—	—	—	14,633
Stock repurchases	—	—	(329)	—	—	—	—	—	(6,673)	(6,673)
Balance at November 30, 2017	117,946	(8,898)	(22,021)	$117,946	$727,483	$1,735,695	$(16,924)	$(96,509)	$(541,380)	$1,926,311
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$180,595	$105,615	$84,643
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of unconsolidated joint ventures	(2,825)	5,601	(2,488)
Amortization of discounts and issuance costs	6,573	7,576	7,738
Depreciation and amortization	2,791	3,637	3,411
Deferred income taxes	105,348	43,211	43,036
Loss on early extinguishment of debt	5,685	—	—
Excess tax benefits from stock-based compensation	(958)	(186)	(157)
Stock-based compensation	14,633	16,850	17,143
Inventory impairments and land option contract abandonments	25,232	52,812	9,591
Changes in assets and liabilities:
Receivables	(12,508)	18,965	9,143
Inventories	126,085	(98,321)	34,852
Accounts payable, accrued expenses and other liabilities	66,594	32,723	(27,615)
Other, net	(4,026)	172	1,888
Net cash provided by operating activities	513,219	188,655	181,185
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(18,694)	(5,602)	(20,626)
Return of investments in unconsolidated joint ventures	11,035	4,307	14,000
Purchases of property and equipment, net	(8,085)	(4,784)	(4,677)
Net cash used in investing activities	(15,744)	(6,079)	(11,303)
Cash flows from financing activities:
Change in restricted cash	—	9,344	17,891
Proceeds from issuance of debt	—	—	250,000
Payment of debt issuance costs	(1,711)	—	(4,561)
Repayment of senior notes	(270,326)	—	(199,906)
Payments on mortgages and land contracts due to land sellers and other loans	(106,382)	(67,845)	(22,877)
Issuance of common stock under employee stock plans	23,162	5,343	740
Excess tax benefits from stock-based compensation	958	186	157
Payments of cash dividends	(8,642)	(8,586)	(9,186)
Stock repurchases	(6,673)	(88,359)	(567)
Net cash provided by (used in) financing activities	(369,614)	(149,917)	31,691
Net increase in cash and cash equivalents	127,861	32,659	201,573
Cash and cash equivalents at beginning of year	593,000	560,341	358,768
Cash and cash equivalents at end of year	$720,861	$593,000	$560,341
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
Operations. KB Home is a builder of attached and detached single-family residential homes, townhomes and condominiums. As of November 30, 2017, we conducted ongoing operations in Arizona, California, Colorado, Florida, Nevada, North Carolina and Texas. We also offer various insurance products to our homebuyers in the same markets where we build homes, and provide title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. Until October 2016, we provided mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through HCM, a joint venture of a subsidiary of ours and a subsidiary of Nationstar. Since June 2017, we have been providing mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, an unconsolidated joint venture we formed with Stearns in the 2016 fourth quarter.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $481.1 million at November 30, 2017 and $396.1 million at November 30, 2016. At November 30, 2017 and 2016, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Receivables. Receivables are evaluated for collectibility at least quarterly, and allowances for potential losses are established or maintained on applicable receivables when collection is considered doubtful, taking into account historical experience, prevailing economic conditions and other relevant information.
Property and Equipment and Depreciation. Property and equipment are recorded at cost and are depreciated over their estimated useful lives, which generally range from two to 10 years, using the straight-line method. Repair and maintenance costs are expensed as incurred. Property and equipment totaled $19.5 million, net of accumulated depreciation of $19.0 million, at November 30, 2017, and $14.2 million, net of accumulated depreciation of $18.2 million, at November 30, 2016. Depreciation expense totaled $2.8 million in 2017, $3.6 million in 2016 and $3.4 million in 2015.
Homebuilding Operations. Revenues from housing and other real estate sales are recognized when sales are closed and title passes to the homebuyer. Sales are closed when all of the following conditions are met: a sale is consummated, a sufficient down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. Concurrent with the recognition of revenues in our consolidated statements of operations, sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues, while the costs of sales incentives in the form of free or discounted products or services to homebuyers, including option upgrades and closing cost allowances used to cover a portion of the fees and costs charged to a homebuyer, are reflected as construction and land costs.
Construction and land costs are comprised of direct and allocated costs, including estimated future costs for the limited warranty we provide on our homes, and certain amenities within a community. Land acquisition, land development and other common costs are generally allocated on a relative fair value basis to the homes or lots within the applicable community or land parcel. Land acquisition and land development costs include related interest and real estate taxes.
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

Capitalized Interest. Interest is capitalized to inventories while the related communities or land parcels are being actively developed and until homes are completed or the land is available for immediate sale. Capitalized interest is amortized to construction and land costs as the related inventories are delivered to homebuyers or land buyers (as applicable). For land held for future development or sale, applicable interest is expensed as incurred.
Fair Value Measurements. Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. For these real estate assets, fair value is determined based on the estimated future net cash flows discounted for inherent risk associated with each such asset, or other valuation techniques.
Our financial instruments consist of cash and cash equivalents, senior notes, convertible senior notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques as appropriate. When available, we use quoted market prices in active markets to determine fair value.
Financial Services Operations. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. Revenues from insurance commissions and title services are recognized when policies are issued, which generally occurs at the time each applicable home is closed.
Warranty Costs. We provide a limited warranty on all of our homes. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability and adjust the amount as necessary based on our assessment. Our warranty liability is presented on a gross basis for all years without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.
Self-Insurance. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. We record liabilities based on the estimated costs required to cover reported claims, claims incurred but not yet reported, and claim adjustment expenses. These estimated costs are based on an actuarial analysis of our historical claims and expense data, as well as industry data. Our self-insurance liability is presented on a gross basis for all years without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.
Advertising Costs. We expense advertising costs as incurred. We incurred advertising costs of $34.4 million in 2017, $32.7 million in 2016 and $33.4 million in 2015.
Legal Fees. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized to inventories in our consolidated balance sheets as incurred. We expensed legal fees of $14.0 million in 2017, $13.6 million in 2016 and $11.7 million in 2015.
Stock-Based Compensation. We measure and recognize compensation expense associated with our grant of equity-based awards at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. We estimate the fair value of stock options and Director Plan SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. We report the tax benefit resulting from tax deductions in excess of the compensation expense recognized for stock options in our consolidated statements of cash flows as an operating cash outflow and a financing cash inflow.
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

Accumulated Other Comprehensive Loss. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2017 and 2016 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss related to our benefit plan obligations. Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured.
Earnings Per Share. We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at November 30, 2017, 2016 or 2015.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for us beginning December 1, 2018 (with early adoption permitted beginning in our 2018 fiscal year) and allows for full retrospective or modified retrospective methods of adoption. We expect to adopt ASU 2014-09 under the modified retrospective method in our 2019 first quarter. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and disclosures, and have been involved in industry-specific discussions with the FASB on the treatment of certain items. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our homebuilding revenues. We are also continuing to evaluate the impact adopting this guidance may have on other aspects of our business.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions. ASU 2016-09 requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the consolidated statement of operations. Currently, excess tax benefits and deficiencies are recognized in paid-in capital in the consolidated balance sheet. This change is required to be applied prospectively. In addition, ASU 2016-09 changes the accounting for statutory tax withholding requirements, classification in the statement of cash flows and provides an option to continue to estimate forfeitures or account for forfeitures as they occur. We will adopt ASU 2016-09 effective December 1, 2017 and will elect to continue to estimate forfeitures. We expect ASU 2016-09 to result in increased volatility to our income tax expense in our consolidated statements of operations in 2018 and future periods, the magnitude of which will depend on, among other things, the price of our common stock and the timing and volume of share-based payment award activity, such as employee exercises of stock options and vesting of restricted stock awards and PSUs.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us beginning December 1, 2018 (with early adoption permitted). We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for us beginning December 1, 2018 (with early adoption permitted) and will be applied using a retrospective transition method to each period presented. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements.

Note 2.	Segment Information
An operating segment is defined as a component of an enterprise for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We have identified each of our homebuilding divisions as an operating segment. Our homebuilding operating segments have been aggregated into four homebuilding reporting segments based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, methods used to sell and construct homes and land acquisition characteristics. We also have one financial services reporting segment. Management evaluates segment performance primarily based on segment pretax results.
As of November 30, 2017, our homebuilding reporting segments conducted ongoing operations in the following states:
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
In 2016, we announced that we had begun a transition out of the Metro Washington, D.C. market that was substantially completed in 2017. Our operations in the Metro Washington, D.C. market consisted of communities in Maryland and Virginia, which were included in our Southeast homebuilding reporting segment, and represented 2% of our consolidated homebuilding revenues for the year ended November 30, 2016. As described in Note 7 – Inventory Impairments and Land Option Contract Abandonments, we recorded inventory impairment and land option contract abandonment charges related to this transition during the year ended November 30, 2016.
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. This segment earns revenues primarily from insurance commissions and from the provision of title services. Until October 2016, we provided mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through HCM, a joint venture of a subsidiary of ours and a subsidiary of Nationstar. Through these respective subsidiaries, we have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM, with Nationstar providing management oversight of HCM’s operations. In the 2016 fourth quarter, we and Nationstar began the process to wind down HCM and transfer HCM’s operations and certain assets to Stearns.
In 2016, a subsidiary of ours and a subsidiary of Stearns formed KBHS, an unconsolidated mortgage banking joint venture, to offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns each have a 50.0% ownership interest, with Stearns providing management oversight of KBHS’ operations. KBHS was operational in all of our served markets as of June 2017. KBHS did not have an impact on our consolidated statement of operations for the year ended November 30, 2016. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of their home. The financial services reporting segment is separately reported in our consolidated financial statements.
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
Our reporting segments follow the same accounting policies used for our consolidated financial statements as described in Note 1 – Summary of Significant Accounting Policies. The results of each reporting segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.

The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Years Ended November 30,
	2017	2016	2015
Revenues:
West Coast	$2,186,411	$1,638,078	$1,402,264
Southwest	533,052	447,473	398,242
Central	1,188,839	1,018,535	809,738
Southeast	447,963	478,857	410,743
Total	$4,356,265	$3,582,943	$3,020,987

Pretax income (loss):
West Coast	$217,649	$148,014	$127,946
Southwest	45,540	38,807	31,718
Central	116,098	85,924	70,959
Southeast	(509)	(29,385)	(22,758)
Corporate and other	(101,851)	(98,511)	(92,446)
Total	$276,927	$144,849	$115,419

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(1,770)	$(1,561)	$(1,106)
Southwest	362	(618)	(696)
Central	—	—	—
Southeast	(1)	(2)	(2)
Total	$(1,409)	$(2,181)	$(1,804)

Inventory impairment charges:
West Coast	$13,482	$8,209	$645
Southwest	3,445	3,191	3,253
Central	—	10,633	—
Southeast	3,678	27,547	4,132
Total	$20,605	$49,580	$8,030

Land option contract abandonments:
West Coast	$3,225	$769	$352
Southwest	—	253	—
Central	846	460	225
Southeast	556	1,750	984
Total	$4,627	$3,232	$1,561

	November 30,
	2017	2016
Inventories:
Homes under construction
West Coast	$638,639	$695,742
Southwest	179,240	130,886
Central	320,205	297,290
Southeast	98,764	122,020
Subtotal	1,236,848	1,245,938
Land under development
West Coast	723,761	820,088
Southwest	309,672	268,507
Central	435,373	456,508
Southeast	182,533	182,554
Subtotal	1,651,339	1,727,657
Land held for future development or sale
West Coast	233,188	210,910
Southwest	62,475	122,927
Central	12,654	15,439
Southeast	66,882	80,357
Subtotal	375,199	429,633
Total	$3,263,386	$3,403,228

Investments in unconsolidated joint ventures:
West Coast	$53,506	$51,612
Southwest	8,784	9,905
Central	—	—
Southeast	2,504	2,499
Total	$64,794	$64,016

Assets:
West Coast	$1,747,786	$1,847,279
Southwest	586,666	564,636
Central	901,516	909,497
Southeast	359,307	414,730
Corporate and other	1,433,883	1,384,983
Total	$5,029,158	$5,121,125

Note 3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2017	2016	2015
Revenues
Insurance commissions	$6,991	$6,728	$7,137
Title services	5,268	4,975	3,905
Interest income	5	—	1
Total	12,264	11,703	11,043
Expenses
General and administrative	(3,430)	(3,817)	(3,711)
Operating income	8,834	7,886	7,332
Equity in income (loss) of unconsolidated joint ventures	4,234	(3,420)	4,292
Pretax income	$13,068	$4,466	$11,624

	November 30,
	2017	2016
Assets
Cash and cash equivalents	$231	$914
Receivables	1,724	1,764
Investments in unconsolidated joint ventures (a)	10,340	7,771
Other assets	62	50
Total assets	$12,357	$10,499
Liabilities
Accounts payable and accrued expenses	$966	$2,003
Total liabilities	$966	$2,003

(a)	In 2017, we made a $5.3 million capital contribution to KBHS and received a $5.0 million distribution from HCM.
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

Note 4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2017	2016	2015
Numerator:
Net income	$180,595	$105,615	$84,643
Less: Distributed earnings allocated to nonvested restricted stock	(56)	(45)	(33)
Less: Undistributed earnings allocated to nonvested restricted stock	(1,121)	(508)	(273)
Numerator for basic earnings per share	179,418	105,062	84,337
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	2,654	2,667	2,667
Add: Undistributed earnings allocated to nonvested restricted stock	1,121	508	273
Less: Undistributed earnings reallocated to nonvested restricted stock	(979)	(453)	(244)
Numerator for diluted earnings per share	$182,214	$107,784	$87,033
Denominator:
Weighted average shares outstanding — basic	85,842	85,706	92,054
Effect of dilutive securities:
Share-based payments	4,072	2,170	2,401
Convertible senior notes	8,402	8,402	8,402
Weighted average shares outstanding — diluted	98,316	96,278	102,857
Basic earnings per share	$2.09	$1.23	$.92
Diluted earnings per share	$1.85	$1.12	$.85
As discussed in Note 13 – Notes Payable, in 2013, we issued the 1.375% Convertible Senior Notes due 2019 that, from issuance, have been convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes. Outstanding stock options to purchase 1.6 million, 7.3 million and 8.0 million shares of common stock were excluded from the diluted earnings per share calculations for 2017, 2016 and 2015, respectively, because the effect of their inclusion in each case would be antidilutive. In 2017, the decrease in anti-dilutive shares and the increase in dilutive shares, each as compared to 2016, were primarily the result of a year-over-year increase in the average price of our common stock. Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

Note 5.	Receivables
Receivables consisted of the following (in thousands):

	November 30,
	2017	2016
Due from utility companies, improvement districts and municipalities (a)	$113,744	$102,780
Recoveries related to self-insurance and other legal claims	91,763	84,476
Refundable deposits and bonds	13,829	13,665
Recoveries related to warranty and other claims	4,073	14,609
Other	33,797	28,745
Subtotal	257,206	244,275
Allowance for doubtful accounts	(12,993)	(12,610)
Total	$244,213	$231,665

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

Note 6.	Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2017	2016
Homes under construction	$1,236,848	$1,245,938
Land under development	1,651,339	1,727,657
Land held for future development or sale (a)	375,199	429,633
Total	$3,263,386	$3,403,228

(a)	Land held for sale totaled $21.8 million at November 30, 2017 and $63.4 million at November 30, 2016.
Homes under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs. Land development costs also include capitalized interest and real estate taxes. When home construction begins, the associated land acquisition and land development costs are included in homes under construction. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a particular community by delaying improvements for a period of time to, for instance, allow earlier phases of a long-term, multi-phase community or a neighboring community to generate or extend sales momentum, or for market conditions to improve. In some instances, we may activate or resume development activity for such inventory to accelerate sales and/or our return on investment. We have activated assets previously held for future development in certain markets in 2017 and 2016 as part of our Returns-Focused Growth Plan. Land is generally considered held for sale when management commits to a plan to sell the land; the land is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale of the land is expected to be completed within one year; the land is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. Interest and real estate taxes are not capitalized on land held for future development or sale.

In 2016, we changed our strategy related to certain land parcels that were either held for future development or under development and decided to monetize these assets through land sales, rather than build and sell homes on these parcels as previously intended. These parcels, which were classified as land held for sale at November 30, 2016, included land in excess of our near-term requirements; land where we believed the necessary incremental investment in development was not justified; land located in areas outside of our served markets; and/or land entitled for certain product types that were not aligned with our primary product offerings. The majority of these land parcels were located in our Southeast homebuilding reporting segment. As discussed in Note 7 – Inventory Impairments and Land Option Contract Abandonments, we recognized inventory impairment charges in 2016 to reduce the carrying values of these land parcels to their estimated fair values, less associated costs to sell.
During 2017, we changed our strategy related to certain of these land parcels located in improving housing markets where we determined the incremental investment in development to be justified and decided to build and sell homes on these parcels. Such land parcels were classified as either land under development or land held for future development (in the case of later phases of a long-term, multi-phase community) as of November 30, 2017. Land held for sale as of November 30, 2017 consisted of land parcels that either have been contracted to sell or that we are continuing to actively market and/or intend to sell within one year.
Our interest costs were as follows (in thousands):

	Years Ended November 30,
	2017	2016	2015
Capitalized interest at beginning of year	$306,723	$288,442	$266,668
Interest incurred (a)	177,171	185,466	186,885
Interest expensed (a)	(6,307)	(5,900)	(21,856)
Interest amortized to construction and land costs (b)	(215,396)	(161,285)	(143,255)
Capitalized interest at end of year (c)	$262,191	$306,723	$288,442

(a)	Interest incurred and interest expensed for the year ended November 30, 2017 included a charge of $5.7 million for the early extinguishment of debt.

(b)
Interest amortized to construction and land costs for the years ended November 30, 2017, 2016 and 2015 included $4.9 million, $.7 million and $16.4 million, respectively, related to land sales during the periods.

(c)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

Note 7.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future deliveries; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability. We evaluated 51, 68 and 35 communities or land parcels for recoverability during the years ended November 30, 2017, 2016 and 2015, respectively. The carrying value of those communities or land parcels evaluated was $456.9 million, $423.1 million and $286.3 million during the years ended November 30, 2017, 2016 and 2015, respectively. The communities or land parcels evaluated during 2017 included certain communities or land parcels previously held for future development that were reactivated during 2016 or 2017 as part of our efforts to improve our asset efficiency under our Returns-Focused Growth Plan. In 2016, the year-over-year increase in the number and carrying value of communities evaluated for impairment reflected our decisions to make changes in our operational strategies for specific communities or land parcels aimed at more quickly monetizing our investment in those inventories, as discussed further below. As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during these years were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period are counted only once for each applicable year. In some cases, we have recognized inventory impairment charges for particular communities or land parcels in multiple years. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. These factors may include recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the years ended November 30, 2017 and 2016, these expectations reflected our experience that, notwithstanding fluctuations in our company-wide net orders, backlog levels, homes delivered and housing gross profit margin, and the wind down of our Metro Washington, D.C. operations during those periods, on a year-over-year basis, conditions in the markets where assessed assets were located were generally stable or improved, with no significant deterioration identified or projected, as to revenue and cost drivers that would prevent or otherwise impact recoverability. Based on this experience, and taking into account the generally healthy conditions in many of our served markets for new home sales, our inventory assessments as of November 30, 2017 considered an expected steady overall sales pace and average selling price performance for 2018 and beyond relative to the pace and performance in recent quarters.
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
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to impaired communities, other than land held for sale, written down to fair value during the years presented:

Years Ended November 30,
Unobservable Input (a)	2017	2016	2015
Average selling price	$207,100 - $1,576,500	$216,200 - $977,400	$178,100 - $509,400
Deliveries per month	1 - 4	1 - 4	2 - 4
Discount rate	17% - 18%	17% - 20%	17% - 20%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.

Based on the results of our evaluations, we recognized inventory impairment charges of $20.6 million in 2017 related to 10 communities with a post-impairment fair value of $38.4 million. In 2016, we recognized inventory impairment charges of $49.6 million related to 30 communities or land parcels with a post-impairment fair value of $39.5 million. The impairment charges in 2017 and 2016 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in those communities or land parcels primarily through lowering home selling prices; or activating, and thereby accelerating the overall timing and pace for selling, building and delivering homes in, communities on land previously held for future development; or through land sales, as applicable for each particular community or land parcel. If we change our strategy for any given asset, it is possible that we may recognize additional inventory impairment charges.
In 2017, the inventory impairment charges reflected our decisions to accelerate the monetization of our investment in one community in California primarily through lowering selling prices, and to activate nine communities in Arizona, California, Florida and Nevada that were previously held for future development.
In 2016, of the total inventory impairment charges, $36.7 million related to certain land previously held for future development that we decided to monetize through land sales as discussed in Note 6 – Inventories; then-planned land sales in connection with the wind down of our Metro Washington, D.C. operations; and the sales of our last remaining land parcels in the Rio Grande Valley area of Texas. The remaining $12.9 million of inventory impairment charges reflected our decisions to activate certain communities in California, Arizona and Florida previously held for future development, and to accelerate the monetization of our investment in certain other communities in California and Metro Washington, D.C. primarily through lowering selling prices.
In 2015, we recognized inventory impairment charges of $8.0 million related to four communities with a post-impairment fair value of $12.0 million, where we decided to monetize our investments more quickly primarily through lowering home selling prices or activations of certain communities that had been held for future development.
As of November 30, 2017, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $177.8 million, representing 24 communities and various other land parcels. As of November 30, 2016, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $215.3 million, representing 28 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our investment return standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $4.6 million corresponding to 710 lots in 2017, $3.2 million corresponding to 744 lots in 2016 and $1.6 million corresponding to 1,166 lots in 2015. Of the land option contract abandonment charges recognized for 2016, $1.4 million related to the wind down of our Metro Washington, D.C. operations. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years, and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2017 within five years.
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
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at November 30, 2017 and 2016 was a

VIE, but we were not the primary beneficiary of the VIE. All of our joint ventures at November 30, 2017 and 2016 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
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
We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of November 30, 2017 and 2016, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2017		November 30, 2016
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$43,171	$653,858	$24,910	$641,642
Other land option contracts and other similar contracts	21,531	440,229	17,919	431,954
Total	$64,702	$1,094,087	$42,829	$1,073,596
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $26.8 million at November 30, 2017 and $56.0 million at November 30, 2016. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option under the land option contract and purchase the optioned land parcel(s). In making this determination with respect to a land option contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $5.7 million at November 30, 2017 and $50.5 million at November 30, 2016.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2017	2016	2015
Revenues	$47,431	$46,389	$15,322
Construction and land costs	(47,459)	(50,566)	(23,123)
Other expenses, net	(4,749)	(4,465)	(3,360)
Loss	$(4,777)	$(8,642)	$(11,161)
For the years ended November 30, 2017, 2016 and 2015, combined revenues and construction and land costs were generated primarily from land sales.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	November 30,
	2017	2016
Assets
Cash	$21,193	$31,928
Receivables	688	882
Inventories	145,519	165,385
Other assets	1,398	629
Total assets	$168,798	$198,824
Liabilities and equity
Accounts payable and other liabilities	$25,426	$19,880
Notes payable (a)	20,040	44,381
Equity	123,332	134,563
Total liabilities and equity	$168,798	$198,824

(a)
As of November 30, 2017 and 2016, two and one of our unconsolidated joint ventures, respectively, had separate construction loan agreements with different third-party lenders to finance their respective land development activities. The outstanding debt under these agreements is secured by the corresponding underlying property and related project assets and is non-recourse to us. Of this outstanding secured debt at November 30, 2017, $19.8 million is scheduled to mature in August 2018 and the remainder is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2017 or 2016.

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	November 30,
	2017	2016
Number of investments in unconsolidated joint ventures	7	7
Investments in unconsolidated joint ventures	$64,794	$64,016
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	377	471
We and our partners in the unconsolidated joint ventures that have the above-noted construction loan agreements provide certain guarantees and indemnities to the applicable lender, including a guaranty to complete the construction of improvements for the applicable project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; an indemnity of the lender from environmental issues; and in one case, a guaranty of interest payments on the outstanding balance of the secured debt under the construction loan agreement. In each instance, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt of these unconsolidated joint ventures. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause an applicable lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of November 30, 2017, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreements. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt of these unconsolidated joint ventures is material to our consolidated financial statements.
Of the unconsolidated joint venture lots controlled under land option contracts and other similar contracts at November 30, 2017, we are committed to purchase 79 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next three years for an aggregate purchase price of $35.2 million under agreements that we entered into with the unconsolidated joint venture in 2016.

Note 10.	Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2017	2016
Cash surrender value of corporate-owned life insurance contracts	$75,236	$70,829
Property and equipment, net	19,521	14,240
Prepaid expenses	5,360	4,894
Debt issuance costs associated with unsecured revolving credit facility	2,381	1,182
Total	$102,498	$91,145

Note 11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2017	2016
Self-insurance and other legal liabilities	$222,808	$170,988
Employee compensation and related benefits	143,992	130,352
Warranty liability	69,798	56,682
Accrued interest payable	65,343	67,411
Inventory-related obligations (a)	30,108	82,682
Real estate and business taxes	16,874	14,370
Customer deposits	16,863	18,175
Other	10,144	10,336
Total	$575,930	$550,996

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

Note 12.	Income Taxes
Income Tax Expense. The components of the income tax expense in our consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2017
Current	$(2,800)	$(3,000)	$(5,800)
Deferred	(86,300)	(17,300)	(103,600)
Income tax expense	$(89,100)	$(20,300)	$(109,400)

2016
Current	$(1,900)	$(1,000)	$(2,900)
Deferred	(28,700)	(12,100)	(40,800)
Income tax expense	$(30,600)	$(13,100)	$(43,700)

2015
Current	$(1,400)	$(2,000)	$(3,400)
Deferred	(35,900)	(3,100)	(39,000)
Income tax expense	$(37,300)	$(5,100)	$(42,400)
Our income tax expense for 2017, 2016 and 2015 reflected the favorable net impact of $4.9 million, $15.2 million and $5.6 million, respectively, of federal energy tax credits we earned from building energy-efficient homes, resulting in effective tax rates of 37.7% for 2017, 29.3% for 2016 and 33.4% for 2015.
Most of the federal energy tax credits for 2017 and 2016 resulted from legislation enacted in 2015 that extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2016. There has not been any new legislation enacted extending the business tax credit beyond December 31, 2016.
Deferred Tax Assets, Net. Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2017	2016
Deferred tax liabilities:
Capitalized expenses	$98,147	$116,551
State taxes	59,174	65,766
Other	313	286
Total	157,634	182,603

Deferred tax assets:
NOLs from 2006 through 2017	236,273	350,329
Tax credits	208,841	197,766
Inventory impairment and land option contract abandonment charges	139,737	176,555
Employee benefits	100,200	102,321
Warranty, legal and other accruals	60,238	51,448
Capitalized expenses	39,195	36,950
Partnerships and joint ventures	14,784	16,293
Depreciation and amortization	7,333	8,530
Other	8,270	6,196
Total	814,871	946,388
Valuation allowance	(23,600)	(24,800)
Total	791,271	921,588
Deferred tax assets, net	$633,637	$738,985
Reconciliation of Expected Income Tax Expense. The income tax expense computed at the statutory U.S. federal income tax rate and the income tax expense provided in our consolidated statements of operations differ as follows (dollars in thousands):

	Years Ended November 30,
	2017		2016		2015
	$	%	$	%	$	%
Income tax expense computed at statutory rate	$(101,499)	(35.0)%	$(52,260)	(35.0)%	$(44,462)	(35.0)%
Tax credits	6,227	2.2	4,447	3.0	6,926	5.5
Valuation allowance for deferred tax assets	1,200.4		12,982	8.7	3,356	2.6
Depreciation and amortization	362.1		1,842	1.2	3,183	2.5
Basis in unconsolidated joint ventures	74	—	(86)	(.1)	1,617	1.3
NOL reconciliation	(2,210)	(.8)	(3,691)	(2.5)	(3,379)	(2.7)
State taxes, net of federal income tax benefit	(14,450)	(4.9)	(7,511)	(5.0)	(5,155)	(4.1)
Other, net	896.3		577.4		(4,486)	(3.5)
Income tax expense	$(109,400)	(37.7)%	$(43,700)	(29.3)%	$(42,400)	(33.4)%
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
Our deferred tax assets of $657.2 million at November 30, 2017 and $763.8 million at November 30, 2016 were partially offset by valuation allowances of $23.6 million and $24.8 million, respectively. The deferred tax asset valuation allowances at November 30, 2017 and 2016 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. As of November 30, 2017, we would need to generate approximately $1.6 billion of pretax income in future periods before 2038 to realize our deferred tax assets. Based on the evaluation of our deferred tax assets as of November 30, 2017, we determined that most of our deferred tax assets would be realized. In 2017, we reduced our valuation allowance by $1.2 million primarily to account for state NOLs that met the “more likely than not” realization standard. In 2016, we reduced our valuation allowance by $13.0 million, which reflected the expiration of foreign tax credits and the release of a valuation allowance associated with state NOLs that met the “more likely than not” realization standard, partly offset by the establishment of a valuation allowance for state NOLs related to the wind down of our Metro Washington, D.C. operations. In 2015, the valuation allowance was reduced by $3.4 million to account for the expiration of foreign tax credits and state NOLs that were not utilized.
We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets. The accounting for deferred tax assets is based upon estimates of future results. Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated financial statements. Changes in existing federal and state tax laws and corporate income tax rates could also affect actual tax results and the realization of deferred tax assets over time. Certain effects of the federal tax law changes under the TCJA, enacted December 22, 2017, are discussed in Note 24 — Subsequent Event.
The majority of the tax benefits associated with our NOLs can be carried forward for 20 years and applied to offset future taxable income. Our federal NOL carryforwards of $105.8 million, if not utilized, will begin to expire in 2031 through 2033. Depending on their applicable statutory period, the state NOL carryforwards of $130.4 million, if not utilized, will begin to expire between 2018 and 2037. State NOL carryforwards of $.5 million expired in 2016.
In addition, $112.4 million of our tax credits, if not utilized, will begin to expire in 2026 through 2037. Included in the $112.4 million are $3.2 million of investment tax credits, of which $2.4 million and $.8 million will expire in 2026 and 2027, respectively.
Unrecognized Tax Benefits. Gross unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2017	2016	2015
Balance at beginning of year	$56	$56	$206
Reductions due to lapse of statute of limitations	—	—	(150)
Balance at end of year	$56	$56	$56
We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes. As of each of November 30, 2017, 2016 and 2015, there was a balance of $.1 million of gross unrecognized tax benefits (including interest and penalties) that, if recognized, would affect our effective income tax rate. Our liabilities for unrecognized tax benefits at November 30, 2017 and 2016 are included in accrued expenses and other liabilities in our consolidated balance sheets.
As of November 30, 2017 and 2016, there were no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Our total accrued interest and penalties related to unrecognized income tax benefits was zero at both November 30, 2017 and 2016. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect our annual effective tax rate, but would accelerate the payment of cash to a tax authority to an earlier period.
As of November 30, 2017, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date due to the expiration of the applicable statute of limitations. The fiscal years ending 2014 and later remain open to federal examinations, while 2013 and later remain open to state examinations.

The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2017, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Note 13.	Notes Payable
Notes payable consisted of the following (in thousands):

	November 30,
	2017	2016
Mortgages and land contracts due to land sellers and other loans (at interest rates of 1% to 3% at November 30, 2017 and 1% to 7% at November 30, 2016)	$10,203	$66,927
9.10% Senior notes due September 15, 2017	—	263,932
7 1/4% Senior notes due June 15, 2018	299,867	299,647
4.75% Senior notes due May 15, 2019	398,397	397,364
8.00% Senior notes due March 15, 2020	346,238	344,811
7.00% Senior notes due December 15, 2021	446,608	445,911
7.50% Senior notes due September 15, 2022	347,234	346,774
7.625% Senior notes due May 15, 2023	247,726	247,404
1.375% Convertible senior notes due February 1, 2019	228,572	227,379
Total	$2,324,845	$2,640,149
The carrying amounts of our senior notes listed above are net of debt issuance costs and discounts, which totaled $15.4 million at November 30, 2017 and $21.8 million at November 30, 2016.
Unsecured Revolving Credit Facility. On July 27, 2017, we entered into an amendment to the Credit Facility that increased the commitment from $275.0 million to $500.0 million and extended its maturity from August 7, 2019 to July 27, 2021. The Credit Facility, as amended, contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $600.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, the LOC Facility. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our Leverage Ratio, as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from  .30% to .45% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2017, we had no cash borrowings and $37.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of November 30, 2017, we had $462.4 million available for cash borrowings under the Credit Facility, with up to $212.4 million of that amount available for the issuance of additional letters of credit.
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of November 30, 2017 and 2016, we had no letters of credit outstanding under the LOC Facility. The LOC Facility requires us to deposit and maintain cash with the issuing financial institution as collateral for any letters of credit that may be outstanding.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of November 30, 2017, inventories having a carrying value of $27.6 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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

Senior Notes. All of the senior notes outstanding at November 30, 2017 and 2016 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. All of our outstanding senior notes were issued in underwritten public offerings.
The key terms of each of our senior notes outstanding as of November 30, 2017 were as follows (dollars in thousands):

				Redeemable Prior to Maturity	Effective Interest Rate

Notes Payable	Principal	Issuance Date	Maturity Date
7 1/4% Senior notes	$300,000	April 3, 2006	June 15, 2018	Yes (a)	7.3%
4.75% Senior notes	400,000	March 25, 2014	May 15, 2019	Yes (b)	5.0
8.00% Senior notes	350,000	February 7, 2012	March 15, 2020	Yes (a)	8.5
7.00% Senior notes	450,000	October 29, 2013	December 15, 2021	Yes (b)	7.2
7.50% Senior notes	350,000	July 31, 2012	September 15, 2022	Yes (a)	7.7
7.625% Senior notes	250,000	February 17, 2015	May 15, 2023	Yes (b)	7.8
1.375% Convertible senior notes	230,000	January 29, 2013	February 1, 2019	Yes (c)	1.9

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

(c)
We may not redeem these notes prior to November 6, 2018. On or after November 6, 2018, and prior to the stated maturity date, we may, at our option, redeem all or part of the notes at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but excluding the redemption date.

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
On January 13, 2017, at our option, we redeemed $100.0 million in aggregate principal amount of our 9.10% Senior Notes due 2017 outstanding at the redemption price calculated in accordance with the “make-whole” provisions of the notes. We used internally generated cash to fund this redemption. We paid $105.3 million to redeem the notes and recorded a charge of $5.7 million for the early extinguishment of debt. We repaid the remaining $165.0 million in aggregate principal amount of our 9.10% Senior Notes due 2017 at their maturity on September 15, 2017 using internally generated funds.
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
At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of the 1.375% Convertible Senior Notes due 2019. These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, including: subdivisions and combinations of our common stock; the issuance of stock dividends, or certain rights, options or warrants, capital stock, indebtedness, assets or cash dividends to all or substantially all holders of our common stock; and certain issuer tender or exchange offers. The conversion rate will not, however, be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash or an acquisition, that may adversely affect the trading price of the notes or our common stock. On conversion, holders of the 1.375% Convertible Senior Notes due 2019 will not be entitled to receive cash in lieu of shares of our common stock, except for cash in lieu of fractional shares. We maintain 12,602,735 shares of our common stock to meet conversions if and when they occur. This represents the maximum number of shares of our common stock potentially deliverable upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 based on the terms of their governing instruments. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing these notes.
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
As of November 30, 2017, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ended November 30 as follows: 2018 — $303.1 million; 2019 — $637.1 million; 2020 — $350.0 million; 2021 — $0; 2022— $800.0 million; and thereafter — $250.0 million.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis (in thousands):

	Fair Value Hierarchy	For the Years Ended November 30,
Description		2017	2016
Inventories (a)	Level 2	$—	$3,657
Inventories (a)	Level 3	38,357	37,329

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period, as of the date that the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

Inventories with a carrying value of $59.0 million were written down to their fair value of $38.4 million during the year ended November 30, 2017, resulting in inventory impairment charges of $20.6 million. Inventories with a carrying value of $89.1 million were written down to their fair value, less associated costs to sell (where applicable), of $39.5 million during the year ended November 30, 2016, resulting in inventory impairment charges of $49.6 million.
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2017		2016
	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,086,070	$2,292,250	$2,345,843	$2,494,844
Convertible senior notes	Level 2	228,572	278,300	227,379	223,675

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

The changes in our warranty liability were as follows (in thousands):

	Years Ended November 30,
	2017	2016	2015
Balance at beginning of year	$56,682	$49,085	$45,196
Warranties issued	38,452	30,135	23,018
Payments (a)	(25,336)	(23,190)	(26,367)
Adjustments (b)	—	652	7,238
Balance at end of year	$69,798	$56,682	$49,085

(a)
Payments for 2016 and 2015 included $2.3 million and $8.4 million, respectively, to repair homes affected by water intrusion-related issues in certain of our communities in central and southwest Florida.

(b)
Adjustments for 2016 and 2015 included the reclassification of certain estimated minimum probable recoveries to receivables in connection with the above-noted water intrusion-related issues. The adjustments for each year had no impact on our consolidated statements of operations.

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
Our self-insurance liability is presented on a gross basis for all years without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $71.3 million and $84.5 million are included in receivables in our consolidated balance sheets at November 30, 2017 and 2016, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment, and legal precedent, and are subject to a high degree of variability from year to year. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Years Ended November 30,
	2017	2016	2015
Balance at beginning of year	$158,584	$173,011	$205,228
Self-insurance expense (a)	20,371	24,808	18,590
Payments	(9,720)	(28,395)	(21,201)
Adjustments (b)	8,460	(10,840)	(29,606)
Balance at end of year	$177,695	$158,584	$173,011

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from independent subcontractors participating in the wrap-up policy.

(b)
The amount for each period reflects changes in our self-insurance liability that were offset by changes in the receivable for estimated probable insurance and other recoveries to present our self-insurance liability on a gross basis. The amount for 2017 also includes a $21.7 million change in estimate to increase our self-insurance liability to reflect claim frequency and severity trends, which indicated that probable future payments for claims relating to homes delivered in certain prior years were likely to exceed the previously estimated liabilities remaining for those claims. Therefore, we recorded an adjustment in the 2017 third quarter to increase our self-insurance liability, based on an actuarially determined estimate, to an amount expected to have a higher probability of being adequate to cover future payments associated with unresolved claims, including claims incurred but not yet reported. This adjustment is included in selling, general and administrative expenses.

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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and other claims totaled $4.1 million at November 30, 2017 and $14.6 million at November 30, 2016. We believe collection of these receivables is probable based on our history of collections for similar claims. In 2017, we received insurance recoveries of $23.5 million, which exceeded the $11.6 million of estimated probable recoveries receivable we had previously recorded. The excess recoveries were included in selling, general and administrative expenses.

Northern California Claims. In the 2017 third quarter, we received claims from a homeowners association alleging approximately $100.0 million of damages from purported construction defects at a completed townhome community in Northern California. We are investigating these allegations, and we currently expect it may take up to several quarters to fully evaluate them. At November 30, 2017, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued, at this preliminary stage of our investigation into these allegations, we are unable to estimate the total amount of the loss in excess of the accrued amount that is reasonably possible. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2017, we had $606.7 million of performance bonds and $37.6 million of letters of credit outstanding. At November 30, 2016, we had $535.7 million of performance bonds and $31.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At November 30, 2017, we had total cash deposits of $64.7 million to purchase land having an aggregate purchase price of $1.09 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

Leases. We lease certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, we expect that leases that expire will be renewed or replaced by other leases with similar terms. The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year, are as follows: 2018 — $8.3 million; 2019 — $7.6 million; 2020 — $4.7 million; 2021 — $2.5 million; 2022 — $1.8 million; and thereafter — $5.8 million.
Rental expense on our noncancelable operating leases was $8.1 million in 2017, $7.5 million in 2016 and $8.5 million in 2015.

Note 16.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2017, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

Note 17.	Stockholders’ Equity
Preferred Stock. To help protect the benefits of our NOLs, built-in losses and tax credits from the impact of an ownership change under Section 382, on January 22, 2009, we adopted a Rights Agreement dated as of that date (“2009 Rights Agreement”), and we declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock that was payable to stockholders of record as of the close of business on March 5, 2009. Each share of our common stock delivered upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 will include a preferred share purchase right associated with and subject to the terms of the 2009 Rights Agreement.
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
Common Stock. On January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 4,000,000 shares that remained under a prior board-approved share repurchase program. The amount and timing of shares purchased under this 10,000,000 share repurchase program are subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by the board of directors. In 2016, we repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. We did not repurchase any of our common stock under this program in 2017 or 2015.
In 2014, concurrent with the amendment of the Director Plan, for the purpose of effecting settlement of Director SARs, our board of directors authorized the repurchase of not more than 680,000 shares of our common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding Director Plan SARs. The 2014 Plan, which was amended in April 2016, is discussed in Note 19 – Employee Benefit and Stock Plans. As of November 30, 2017, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.
Our board of directors declared four quarterly cash dividends of $.025 per share of common stock in 2017, 2016 and 2015. All dividends declared during 2017, 2016 and 2015 were also paid during those years.
Treasury Stock. In addition to the shares purchased in 2016 pursuant to our share repurchase program, we acquired $6.7 million, $2.5 million and $.6 million of our common stock in 2017, 2016 and 2015, respectively. All of the common stock acquired in 2017 and 2015 and a portion of the common stock acquired in 2016 consisted of previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of restricted stock awards or of forfeitures of previous restricted stock awards. Treasury stock is recorded at cost. Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital. These transactions are not considered repurchases under the 10,000,000 share repurchase program described above.

Note 18.	Accumulated Other Comprehensive Loss
The following table presents the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2015	$(17,319)
Other comprehensive income before reclassifications	468
Amounts reclassified from accumulated other comprehensive loss	1,635
Income tax expense related to items of other comprehensive income	(841)
Other comprehensive income, net of tax	1,262
Balance at November 30, 2016	(16,057)
Other comprehensive loss before reclassifications	(3,143)
Amounts reclassified from accumulated other comprehensive loss	1,698
Income tax benefit related to items of other comprehensive loss	578
Other comprehensive loss, net of tax	(867)
Balance at November 30, 2017	$(16,924)

The amounts reclassified from accumulated other comprehensive loss consisted of the following (in thousands):

	Years Ended November 30,
Details About Accumulated Other Comprehensive Loss Components	2017	2016	2015
Postretirement benefit plan adjustments
Amortization of net actuarial loss	$142	$79	$848
Amortization of prior service cost	1,556	1,556	1,556
Total reclassifications (a)	$1,698	$1,635	$2,404

(a)	The accumulated other comprehensive loss components are included in the computation of net periodic benefit costs as further discussed in Note 20 – Postretirement Benefits.
The estimated net actuarial loss and prior service cost expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2018 are $.3 million and $1.6 million, respectively.

Note 19.	Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (“401(k) Plan”) under which we partially match employee contributions. The aggregate cost of the 401(k) Plan to us was $6.2 million in 2017, $5.3 million in 2016 and $4.6 million in 2015. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) Plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. As of November 30, 2017, 2016 and 2015, approximately 7%, 5% and 5%, respectively, of the 401(k) Plan’s net assets at each period were invested in our common stock.
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
The Amended 2014 Plan provides that stock options and SARs may be awarded for periods of up to 10 years. The Amended 2014 Plan also enables us to grant cash bonuses and other stock-based awards. As of November 30, 2017, 2016, and 2015, in addition to awards outstanding under the Amended 2014 Plan, we had awards outstanding under the 2010 Plan and our Amended and Restated 1999 Incentive Plan, both of which provided for generally the same types of awards as the Amended 2014 Plan. We also had awards outstanding under our Performance-Based Incentive Plan for Senior Management, which provided for generally the same types of awards as the Amended 2014 Plan, but stock option awards granted under this plan had terms of up to 15 years years.
Stock-Based Compensation. With the approval of the management development and compensation committee, consisting entirely of independent members of our board of directors, we have provided compensation benefits to certain of our employees in the form of stock options, restricted stock and PSUs. Certain stock-based compensation benefits are also provided to our non-employee directors pursuant to the Director Plan. Compensation expense related to equity-based awards is included in selling, general and administrative expenses in our consolidated statements of operations.
The following table presents our stock-based compensation expense (in thousands):

	Years Ended November 30,
	2017	2016	2015
Stock options	$2,592	$7,076	$7,576
Restricted stock	4,177	2,630	2,499
PSUs	6,439	5,343	5,404
Director awards	1,425	1,801	1,664
Total	$14,633	$16,850	$17,143

Stock Options. Stock option transactions are summarized as follows:

	Years Ended November 30,
	2017		2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	12,731,545	$18.95	12,635,644	$19.39	11,735,042	$20.45
Granted	—	—	1,012,686	16.21	1,262,000	14.92
Exercised	(1,650,360)	16.01	(551,898)	13.95	(76,164)	9.69
Cancelled	(1,815,945)	28.31	(364,887)	34.07	(285,234)	45.80
Options outstanding at end of year	9,265,240	$17.64	12,731,545	$18.95	12,635,644	$19.39
Options exercisable at end of year	8,307,632	$17.86	10,506,810	$19.70	10,389,722	$20.35
Options available for grant at end of year	7,495,792		7,034,523		1,554,195
The total intrinsic value of stock options exercised was $12.1 million for the year ended November 30, 2017, $1.4 million for the year ended November 30, 2016 and $.4 million for the year ended November 30, 2015. The aggregate intrinsic value of stock options outstanding was $136.3 million, $24.5 million and $16.4 million at November 30, 2017, 2016 and 2015, respectively. The intrinsic value of stock options exercisable was $121.3 million at November 30, 2017, $23.3 million at November 30, 2016, and $16.4 million at November 30, 2015. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.
Stock options outstanding and stock options exercisable at November 30, 2017 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 6.32 to $11.05	1,361,500	$6.36	3.9	1,361,500	$6.36
$11.06 to $14.62	2,165,435	12.96	5.0	2,165,435	12.96
$14.63 to $16.20	2,064,255	15.15	5.0	1,709,586	15.19
$16.21 to $28.10	2,106,093	17.62	5.3	1,503,154	18.18
$28.11 to $45.68	1,567,957	37.23	1.4	1,567,957	37.23
$ 6.32 to $45.68	9,265,240	$17.64	4.3	8,307,632	$17.86	3.8
There were no stock options granted in 2017. The weighted average grant date fair value of stock options granted in 2016 and 2015 was $5.82 and $5.49, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended November 30,
	2017	2016	2015
Risk-free interest rate	—	1.3%	1.4%
Expected volatility factor	—	41.3%	43.6%
Expected dividend yield	—	.6%	.7%
Expected term	—	5 years	5 years
The risk-free interest rate assumption was determined based on observed interest rates appropriate for the stock options’ expected term. The expected volatility factor was based on a combination of the historical volatility of our common stock and the implied volatility of publicly traded options on our stock. The expected dividend yield assumption was based on our history of dividend payouts. The expected term of employee stock options was estimated using historical data.
As of November 30, 2017, there was $1.0 million of total unrecognized stock-based compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.3 years.
We record proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax shortfalls of $3.3 million in 2017, $2.2 million in 2016 and $1.7 million in 2015 resulting from the cancellation of stock awards were reflected in paid-in capital. In 2017, 2016 and 2015, the consolidated statement of cash flows reflected $1.0 million, $.2 million, and $.2 million, respectively, of excess tax benefits associated with the exercise of stock options.
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
Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2017		2016		2015
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	604,619	$16.24	416,977	$15.88	355,294	$15.81
Granted	321,835	24.49	453,703	15.73	285,006	15.19
Vested	(364,670)	16.09	(252,854)	14.78	(204,663)	14.83
Cancelled	(57,858)	15.61	(13,207)	15.12	(18,660)	15.45
Outstanding at end of year	503,926	$21.69	604,619	$16.24	416,977	$15.88
As of November 30, 2017, we had $9.9 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units. On October 5, 2017, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of our common stock (“Award Shares”). Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2017 and ending on November 30, 2020, specified levels of (a) cumulative adjusted earnings per share (b) average adjusted return on invested capital and (c) revenue growth performance relative to a peer group of high-production public homebuilding companies. The grant date fair value of each such PSU was $25.64. On October 6, 2016, we granted PSUs to certain employees with similar terms as the 2017 PSU grants, except that the applicable performance period commenced on December 1, 2016 and ends on November 30, 2019. The grant date fair value of each such PSU was $16.21. On October 8, 2015, we granted PSUs to certain employees with similar terms as the 2017 PSU grants, except that the applicable performance period commenced on December 1, 2015 and ends on November 30, 2018. The grant date fair value of each such PSU was $14.92.

PSU transactions are summarized as follows:

	Years Ended November 30,
	2017		2016		2015
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	809,860	$17.19	820,209	$15.52	628,209	$15.70
Granted	424,797	22.99	369,281	13.81	192,000	14.92
Vested	(278,460)	16.67	(374,630)	10.21	—	—
Cancelled	(30,965)	14.92	(5,000)	16.21	—	—
Outstanding at end of year	925,232	$20.09	809,860	$17.19	820,209	$15.52

The number of shares of our common stock actually granted to a recipient, if any, when a PSU vests will depend on the degree of achievement of the applicable performance measures during the applicable three-year period. The shares of our common stock that were granted under the terms of PSUs that vested in 2017 included an aggregate of 125,460 additional shares above the target amount awarded to the eligible recipients based on our achieving certain levels of average return on equity performance and revenue growth performance relative to a peer group of high-production homebuilding companies over the three-year period from December 1, 2013 through November 30, 2016. The PSUs do not have dividend or voting rights during the performance period. Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. At November 30, 2017, we had $19.3 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Director Awards. We have granted Director Plan SARs and deferred common stock awards to our non-employee directors pursuant to the terms of the Director Plan and elections made by each director. All of these awards were fully vested as of November 30, 2016. Director Plan SARs, which have not been granted since April 2014 as they ceased being a component of non-employee director compensation after that date, are stock settled, have terms of up to 15 years and may be exercised when a respective director leaves the board or earlier if applicable stock ownership requirements have been met. Deferred common stock awards will be paid out at the earlier of a change in control or the date a respective director leaves the board. All Director Plan SARs were granted at an exercise price equal to the closing price of our common stock on the date of grant. At November 30, 2017, 2016 and 2015, the aggregate outstanding Director Plan SARs were 308,880, 452,983 and 452,983, respectively, and the aggregate outstanding deferred common stock awards granted under the Director Plan were 456,875, 485,632 and 419,962, respectively. In addition, we have granted common stock on an unrestricted basis to our non-employee directors on the grant date pursuant to the Director Plan and elections made by each director.
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
For financial reporting purposes, the Trust is consolidated with us, and therefore any dividend transactions between us and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price on the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings per share. The Trust held 8,897,954 and 9,431,756 shares of common stock at November 30, 2017 and 2016, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

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
In connection with these plans, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the plans are held by a trust. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors, as applicable, are realized. The cash surrender value of the Retirement Plan life insurance contracts was $46.8 million at November 30, 2017 and $44.4 million at November 30, 2016. We recognized investment gains on the cash surrender value of the Retirement Plan life insurance contracts of $3.9 million in 2017 and $.4 million in 2016, and an investment loss of $1.3 million in 2015. In 2017, 2016, and 2015, we paid $1.5 million, $1.4 million and $1.4 million, respectively, in benefits under the Retirement Plan to eligible former employees. The cash surrender value of the DBO Plan life insurance contracts was $18.5 million at November 30, 2017 and $17.0 million at November 30, 2016. We recognized investment gains on the cash surrender value of the DBO Plan life insurance contracts of $1.5 million in 2017 and $.2 million in 2016, and an investment loss of $.3 million in 2015. We have not paid out any benefits under the DBO Plan.
The net periodic benefit cost of our Retirement Plan and DBO Plan consisted of the following (in thousands):

	Years Ended November 30,
	2017	2016	2015
Interest cost	$2,274	$2,285	$2,270
Amortization of prior service cost	1,556	1,556	1,556
Service cost	1,046	1,045	1,142
Amortization of net actuarial loss	142	79	848
Total	$5,018	$4,965	$5,816
The liabilities related to these plans were $66.5 million at November 30, 2017 and $62.2 million at November 30, 2016, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2017 and 2016, the discount rates we used for the plans were 3.5% and 3.6%, respectively.
Benefit payments under our Retirement Plan and DBO Plan are expected to be paid during each year ended November 30 as follows: 2018 — $2.0 million; 2019 — $2.5 million; 2020 — $2.8 million; 2021 — $3.5 million; 2022 — $3.6 million; and for the five years ended November 30, 2027 — $20.3 million in the aggregate.

Note 21.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2017	2016	2015
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$720,630	$592,086	$559,042
Financial services	231	914	1,299
Total	$720,861	$593,000	$560,341
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$2,690	$1,134	$22,486
Income taxes paid	4,664	3,307	3,612
Income taxes refunded	202	550	11
Supplemental disclosure of non-cash activities:
Reclassification of warranty recoveries to receivables	$—	$2,151	$7,238
Increase (decrease) in consolidated inventories not owned	(44,833)	(59,413)	106,807
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	6,650	4,277	12,705
Inventories acquired through seller financing	49,658	99,108	20,291

Note 22.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects those subsidiaries that were Guarantor Subsidiaries as of November 30, 2017.

Condensed Consolidating Statements of Operations (in thousands)

	Year Ended November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$3,957,267	$411,262	$—	$4,368,529
Homebuilding:
Revenues	$—	$3,957,267	$398,998	$—	$4,356,265
Construction and land costs	—	(3,286,891)	(359,577)	—	(3,646,468)
Selling, general and administrative expenses	(91,120)	(293,233)	(42,041)	—	(426,394)
Operating income (loss)	(91,120)	377,143	(2,620)	—	283,403
Interest income	1,232	8	—	—	1,240
Interest expense	(172,102)	(1,635)	(3,434)	170,864	(6,307)
Intercompany interest	266,784	(117,926)	22,006	(170,864)	—
Equity in loss of unconsolidated joint ventures	—	(1,407)	(2)	—	(1,409)
Homebuilding pretax income	4,794	256,183	15,950	—	276,927
Financial services pretax income	—	—	13,068	—	13,068
Total pretax income	4,794	256,183	29,018	—	289,995
Income tax expense	(8,800)	(100,000)	(600)	—	(109,400)
Equity in net income of subsidiaries	184,601	—	—	(184,601)	—
Net income	$180,595	$156,183	$28,418	$(184,601)	$180,595

	Year Ended November 30, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$3,169,545	$425,101	$—	$3,594,646
Homebuilding:
Revenues	$—	$3,169,545	$413,398	$—	$3,582,943
Construction and land costs	—	(2,661,888)	(379,213)	—	(3,041,101)
Selling, general and administrative expenses	(91,859)	(251,384)	(46,198)	—	(389,441)
Operating income (loss)	(91,859)	256,273	(12,013)	—	152,401
Interest income	470	55	4	—	529
Interest expense	(177,329)	(3,958)	(3,946)	179,333	(5,900)
Intercompany interest	301,432	(107,388)	(14,711)	(179,333)	—
Equity in loss of unconsolidated joint ventures	—	(2,179)	(2)	—	(2,181)
Homebuilding pretax income (loss)	32,714	142,803	(30,668)	—	144,849
Financial services pretax income	—	—	4,466	—	4,466
Total pretax income (loss)	32,714	142,803	(26,202)	—	149,315
Income tax benefit (expense)	17,200	(52,700)	(8,200)	—	(43,700)
Equity in net income of subsidiaries	55,701	—	—	(55,701)	—
Net income (loss)	$105,615	$90,103	$(34,402)	$(55,701)	$105,615

	Year Ended November 30, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$2,640,678	$391,352	$—	$3,032,030
Homebuilding:
Revenues	$—	$2,640,678	$380,309	$—	$3,020,987
Construction and land costs	—	(2,196,228)	(343,140)	—	(2,539,368)
Selling, general and administrative expenses	(86,053)	(213,292)	(43,653)	—	(342,998)
Operating income (loss)	(86,053)	231,158	(6,484)	—	138,621
Interest income	451	6	1	—	458
Interest expense	(180,701)	(6,184)	—	165,029	(21,856)
Intercompany interest	289,727	(101,540)	(23,158)	(165,029)	—
Equity in loss of unconsolidated joint ventures	—	(1,803)	(1)	—	(1,804)
Homebuilding pretax income (loss)	23,424	121,637	(29,642)	—	115,419
Financial services pretax income	—	—	11,624	—	11,624
Total pretax income (loss)	23,424	121,637	(18,018)	—	127,043
Income tax benefit (expense)	2,000	(46,700)	2,300	—	(42,400)
Equity in net income of subsidiaries	59,219	—	—	(59,219)	—
Net income (loss)	$84,643	$74,937	$(15,718)	$(59,219)	$84,643

Condensed Consolidating Statements of Comprehensive Income (Loss) (in thousands)

	Year Ended November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income	$180,595	$156,183	$28,418	$(184,601)	$180,595
Other comprehensive loss:
Postretirement benefit plan adjustments	(1,445)	—	—	—	(1,445)
Other comprehensive loss before tax	(1,445)	—	—	—	(1,445)
Income tax benefit related to items of other comprehensive loss	578	—	—	—	578
Other comprehensive loss, net of tax	(867)	—	—	—	(867)
Comprehensive income	$179,728	$156,183	$28,418	$(184,601)	$179,728

	Year Ended November 30, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$105,615	$90,103	$(34,402)	$(55,701)	$105,615
Other comprehensive income:
Postretirement benefit plan adjustments	2,103	—	—	—	2,103
Other comprehensive income before tax	2,103	—	—	—	2,103
Income tax expense related to items of other comprehensive income	(841)	—	—	—	(841)
Other comprehensive income, net of tax	1,262	—	—	—	1,262
Comprehensive income (loss)	$106,877	$90,103	$(34,402)	$(55,701)	$106,877

	Year Ended November 30, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$84,643	$74,937	$(15,718)	$(59,219)	$84,643
Other comprehensive income:
Postretirement benefit plan adjustments	6,149	—	—	—	6,149
Other comprehensive income before tax	6,149	—	—	—	6,149
Income tax expense related to items of other comprehensive income	(2,460)	—	—	—	(2,460)
Other comprehensive income, net of tax	3,689	—	—	—	3,689
Comprehensive income (loss)	$88,332	$74,937	$(15,718)	$(59,219)	$88,332

Condensed Consolidating Balance Sheets (in thousands)

	November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$575,193	$102,661	$42,776	$—	$720,630
Receivables	24,815	144,076	75,322	—	244,213
Inventories	—	2,929,466	333,920	—	3,263,386
Investments in unconsolidated joint ventures	—	62,290	2,504	—	64,794
Deferred tax assets, net	250,747	243,523	139,367	—	633,637
Other assets	91,592	8,424	2,482	—	102,498
	942,347	3,490,440	596,371	—	5,029,158
Financial services	—	—	12,357	—	12,357
Intercompany receivables	3,414,237	—	107,992	(3,522,229)	—
Investments in subsidiaries	49,776	—	—	(49,776)	—
Total assets	$4,406,360	$3,490,440	$716,720	$(3,572,005)	$5,041,515
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$163,984	$371,909	$253,500	$—	$789,393
Notes payable	2,289,532	9,283	26,030	—	2,324,845
	2,453,516	381,192	279,530	—	3,114,238
Financial services	—	—	966	—	966
Intercompany payables	26,533	3,109,248	386,448	(3,522,229)	—
Stockholders’ equity	1,926,311	—	49,776	(49,776)	1,926,311
Total liabilities and stockholders’ equity	$4,406,360	$3,490,440	$716,720	$(3,572,005)	$5,041,515

	November 30, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$463,100	$100,439	$28,547	$—	$592,086
Receivables	4,807	135,915	90,943	—	231,665
Inventories	—	3,048,132	355,096	—	3,403,228
Investments in unconsolidated joint ventures	—	61,517	2,499	—	64,016
Deferred tax assets, net	276,737	318,077	144,171	—	738,985
Other assets	79,526	9,177	2,442	—	91,145
	824,170	3,673,257	623,698	—	5,121,125
Financial services	—	—	10,499	—	10,499
Intercompany receivables	3,559,012	—	97,062	(3,656,074)	—
Investments in subsidiaries	35,965	—	—	(35,965)	—
Total assets	$4,419,147	$3,673,257	$731,259	$(3,692,039)	$5,131,624
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$131,530	$397,605	$237,192	$—	$766,327
Notes payable	2,548,112	66,927	25,110	—	2,640,149
	2,679,642	464,532	262,302	—	3,406,476
Financial services	—	—	2,003	—	2,003
Intercompany payables	16,360	3,208,725	430,989	(3,656,074)	—
Stockholders’ equity	1,723,145	—	35,965	(35,965)	1,723,145
Total liabilities and stockholders’ equity	$4,419,147	$3,673,257	$731,259	$(3,692,039)	$5,131,624

Condensed Consolidating Statements of Cash Flows (in thousands)

	Year Ended November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$70,683	$374,524	$68,012	$—	$513,219
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(13,563)	(5,131)	—	(18,694)
Return of investments in unconsolidated joint ventures	—	4,119	6,916	—	11,035
Purchases of property and equipment, net	(7,215)	(819)	(51)	—	(8,085)
Intercompany	311,857	—	—	(311,857)	—
Net cash provided by (used in) investing activities	304,642	(10,263)	1,734	(311,857)	(15,744)
Cash flows from financing activities:
Repayment of senior notes	(270,326)	—	—	—	(270,326)
Issuance costs for unsecured revolving credit facility	(1,711)	—	—	—	(1,711)
Payments on mortgages and land contracts due to land sellers and other loans	—	(106,382)	—	—	(106,382)
Issuance of common stock under employee stock plans	23,162	—	—	—	23,162
Excess tax benefits from stock-based compensation	958	—	—	—	958
Payments of cash dividends	(8,642)	—	—	—	(8,642)
Stock repurchases	(6,673)	—	—	—	(6,673)
Intercompany	—	(255,657)	(56,200)	311,857	—
Net cash used in financing activities	(263,232)	(362,039)	(56,200)	311,857	(369,614)
Net increase in cash and cash equivalents	112,093	2,222	13,546	—	127,861
Cash and cash equivalents at beginning of year	463,100	100,439	29,461	—	593,000
Cash and cash equivalents at end of year	$575,193	$102,661	$43,007	$—	$720,861

	Year Ended November 30, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(40,277)	$188,372	$40,560	$—	$188,655
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(4,852)	(750)	—	(5,602)
Return of investments in unconsolidated joint ventures	—	4,307	—	—	4,307
Purchases of property and equipment, net	(4,052)	(555)	(177)	—	(4,784)
Intercompany	144,651	—	—	(144,651)	—
Net cash provided by (used in) investing activities	140,599	(1,100)	(927)	(144,651)	(6,079)
Cash flows from financing activities:
Change in restricted cash	9,344	—	—	—	9,344
Payments on mortgages and land contracts due to land sellers and other loans	—	(67,845)	—	—	(67,845)
Issuance of common stock under employee stock plans	5,343	—	—	—	5,343
Excess tax benefits from stock-based compensation	186	—	—	—	186
Payments of cash dividends	(8,586)	—	—	—	(8,586)
Stock repurchases	(88,359)	—	—	—	(88,359)
Intercompany	—	(115,729)	(28,922)	144,651	—
Net cash used in financing activities	(82,072)	(183,574)	(28,922)	144,651	(149,917)
Net increase in cash and cash equivalents	18,250	3,698	10,711	—	32,659
Cash and cash equivalents at beginning of year	444,850	96,741	18,750	—	560,341
Cash and cash equivalents at end of year	$463,100	$100,439	$29,461	$—	$593,000

	Year Ended November 30, 2015
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$44,422	$110,688	$26,075	$—	$181,185
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(20,625)	(1)	—	(20,626)
Return of investments in unconsolidated joint ventures	—	14,000	—	—	14,000
Purchases of property and equipment, net	(2,890)	(1,271)	(516)	—	(4,677)
Intercompany	45,470	—	—	(45,470)	—
Net cash provided by (used in) investing activities	42,580	(7,896)	(517)	(45,470)	(11,303)
Cash flows from financing activities:
Change in restricted cash	17,891	—	—	—	17,891
Proceeds from issuance of debt	250,000	—	—	—	250,000
Payment of debt issuance costs	(4,561)	—	—	—	(4,561)
Repayment of senior notes	(199,906)	—	—	—	(199,906)
Payments on mortgages and land contracts due to land sellers and other loans	—	(22,877)	—	—	(22,877)
Issuance of common stock under employee stock plans	740	—	—	—	740
Excess tax benefits from stock-based compensation	157	—	—	—	157
Payments of cash dividends	(9,186)	—	—	—	(9,186)
Stock repurchases	(567)	—	—	—	(567)
Intercompany	—	(19,586)	(25,884)	45,470	—
Net cash provided by (used in) financing activities	54,568	(42,463)	(25,884)	45,470	31,691
Net increase (decrease) in cash and cash equivalents	141,570	60,329	(326)	—	201,573
Cash and cash equivalents at beginning of year	303,280	36,412	19,076	—	358,768
Cash and cash equivalents at end of year	$444,850	$96,741	$18,750	$—	$560,341

Note 23.	Quarterly Results (unaudited)
The following tables present our consolidated quarterly results for the years ended November 30, 2017 and 2016 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Revenues	$818,596	$1,002,794	$1,144,001	$1,403,138
Gross profits	119,697	155,382	188,110	255,442
Inventory impairment and land option contract abandonment charges	4,008	6,001	8,113	7,110
Pretax income	21,459	51,982	79,208	137,346
Net income	14,259	31,782	50,208	84,346
Earnings per share:
Basic	$.17	$.37	$.58	$.97
Diluted	.15	.33	.51	.84

2016
Revenues	$678,371	$811,050	$913,283	$1,191,942
Gross profits	108,694	121,465	151,902	167,667
Inventory impairment and land option contract abandonment charges	1,966	11,740	3,052	36,054
Pretax income	16,027	24,797	53,463	55,028
Net income	13,127	15,597	39,363	37,528
Earnings per share:
Basic	$.15	$.18	$.46	$.44
Diluted	.14	.17	.42	.40
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Note 24.	Subsequent Event
On December 22, 2017, the TCJA was enacted into law. While we are assessing the TCJA, and believe that its impact on our business may not be fully known for some time, its reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, will result in our recording a one-time, non-cash charge of approximately $115 million to our provision for income taxes in the 2018 first quarter. The charge is solely due to the accounting re-measurement of our deferred tax assets based on the lower income tax rate. We expect our effective tax rate for 2018, excluding the impact of the non-cash charge, to be approximately 27%. We believe the TCJA will not impact the ability of our deferred tax assets, as re-measured, to reduce the amount of cash federal income taxes payable in 2018 and beyond.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of KB Home:
We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KB Home’s internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated January 26, 2018 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
January 26, 2018

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2017.
Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2017.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2017, which is presented below.

(b)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KB Home:
We have audited KB Home’s internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2017 of KB Home and our report dated January 26, 2018 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
January 26, 2018

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information for this item for executive officers is provided above in the “Executive Officers of the Registrant” section in this report. Except as stated below, the other information for this item will be provided to the extent applicable in the “Corporate Governance and Board Matters,” “Election of Directors,” “Ownership of KB Home Securities” and “Annual Meeting, Voting and Other Information” sections in our Proxy Statement for our 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”) and is incorporated herein by this reference.
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
The information for this item will be provided in the “Corporate Governance and Board Matters” and “Compensation Discussion and Analysis” sections in our 2018 Proxy Statement and is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information for this item will be provided in the “Ownership of KB Home Securities” section in our 2018 Proxy Statement and is incorporated herein by this reference.
The following table presents information as of November 30, 2017 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	9,265,240	$17.64	7,495,792
Equity compensation plans not approved by stockholders	—	—	—	(1)
Total	9,265,240	$17.64	7,495,792

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
The information for this item will be provided in the “Corporate Governance and Board Matters” section in our 2018 Proxy Statement and is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information for this item will be provided in the “Independent Auditor Fees and Services” section in our 2018 Proxy Statement and is incorporated herein by this reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     1.    Financial Statements
Reference is made to the index set forth on page 48 of this Annual Report on Form 10-K.
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

4.8	Specimen of 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.9
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.10	Specimen of 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

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

4.13	Form of 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated January 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.14
Form of supplemental officers’ certificate and guarantors’ officers’ certificates establishing the form and terms of the 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 (File No. 001-09195), is incorporated by reference herein.

4.15
Eighth Supplemental Indenture, dated as of March 12, 2013, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 (File No. 001-09195), is incorporated by reference herein.

4.16	Specimen of 7.00% Senior Notes due 2021, filed as an exhibit to our Current Report on Form 8-K dated October 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.17
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.00% Senior Notes due 2021, filed as an exhibit to our Current Report on Form 8-K dated October 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.18
Ninth Supplemental Indenture, dated as of February 28, 2014, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Post-Effective Amendment No. 4 to Form S-3 Registration Statement (No. 333-176930), is incorporated by reference herein.

4.19	Specimen of 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

4.20
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

4.21	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

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

10.5	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to our 1998 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.6
Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to our 1999 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description

10.7*
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

10.9*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.10*	Form of Stock Option Agreement under our 2001 Stock Incentive Plan, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

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

10.13*
KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.14*	KB Home Death Benefit Only Plan, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.15*
Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.16*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.17*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated March 6, 2007 (File No. 001-09195), is incorporated by reference herein.

10.18*
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

10.21*
Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to our Current Report on Form 8-K dated July 15, 2008 (File No. 001-09195), is incorporated by reference herein.

10.22*	KB Home Executive Severance Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 (File No. 001-09195), is incorporated by reference herein.

10.23
Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 (File No. 001-09195), is incorporated by reference herein.

10.24	Form of Indemnification Agreement, filed as an exhibit to our Current Report on Form 8-K dated April 2, 2010 (File No. 001-09195), is incorporated by reference herein.

10.25*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 (File No. 001-09195), is incorporated by reference herein.

10.26*
Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description

10.27*
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

10.29*
Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.30*	Executive Severance Benefit Decisions, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.31	Consensual agreement effective June 10, 2011, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (File No. 001-09195), is incorporated by reference herein.

10.32*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.33*
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

10.35*	Form of KB Home 2010 Equity Incentive Plan Restricted Stock Unit Award Agreement, filed as an exhibit to our 2012 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.36*	KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 (File No. 001-09195), is incorporated by reference herein.

10.37*
Amendment to Amended and Restated KB Home 1999 Incentive Plan Non-Qualified Stock Option Agreement, effective July 17, 2014, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 (File No. 001-09195), is incorporated by reference herein.

10.38*
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

10.41*
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

10.43
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

Exhibit Number	Description

10.45*
Amended and Restated KB Home Performance-Based Incentive Plan for Senior Management, as amended on April 13, 2017, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 (File No. 001-09195), is incorporated by reference herein.

10.46*
Amended and Restated KB Home 1999 Incentive Plan, as amended on April 13, 2017, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 (File No. 001-09195), is incorporated by reference herein.

10.47*
Amended and Restated KB Home 2001 Stock Incentive Plan, as amended on April 13, 2017, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 (File No. 001-09195), is incorporated by reference herein.
.

10.48*
Amended KB Home 2010 Equity Incentive Plan, as amended on April 13, 2017, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 (File No. 001-09195), is incorporated by reference herein.

10.49
Second Amended and Restated Revolving Loan Agreement, dated as of July 27, 2017, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 (File No. 001-09195), is incorporated by reference herein.

10.50*
Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 6, 2017 (File No. 001-09195), is incorporated by reference herein.

10.51†*	Form of Restricted Stock Agreement under the Amended KB Home 2014 Equity Incentive Plan.

12.1†	Computation of Ratio of Earnings to Fixed Charges.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the years ended November 30, 2017, 2016 and 2015, (b) Consolidated Statements of Comprehensive Income for the years ended November 30, 2017, 2016 and 2015, (c) Consolidated Balance Sheets as of November 30, 2017 and 2016, (d) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2017, 2016 and 2015, (e) Consolidated Statements of Cash Flows for the years ended November 30, 2017, 2016 and 2015, and (f) the Notes to Consolidated Financial Statements.

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

KB Home

		By:	/S/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer
Date:	January 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JEFFREY T. MEZGER	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 26, 2018
Jeffrey T. Mezger

/S/ JEFF J. KAMINSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 26, 2018
Jeff J. Kaminski

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 26, 2018
William R. Hollinger

/S/ DORENE C. DOMINGUEZ	Director	January 26, 2018
Dorene C. Dominguez

/S/ TIMOTHY W. FINCHEM	Director	January 26, 2018
Timothy W. Finchem

/S/ STUART A. GABRIEL	Director	January 26, 2018
Stuart A. Gabriel

/S/ THOMAS W. GILLIGAN	Director	January 26, 2018
Thomas W. Gilligan

/S/ KENNETH M. JASTROW, II	Director	January 26, 2018
Kenneth M. Jastrow, II

/S/ ROBERT L. JOHNSON	Director	January 26, 2018
Robert L. Johnson

/S/ MELISSA LORA	Director	January 26, 2018
Melissa Lora

/S/ JAMES C. WEAVER	Director	January 26, 2018
James C. Weaver

/S/ MICHAEL M. WOOD	Director	January 26, 2018
Michael M. Wood