Form 10-Q
period 2018-02-28
KB HOME
filed 2018-04-06
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2018.
There were 87,506,230 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2018. The registrant’s grantor stock ownership trust held an additional 8,460,265 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended February 28,
	2018	2017
Total revenues	$871,623	$818,596
Homebuilding:
Revenues	$869,205	$816,246
Construction and land costs	(729,478)	(698,080)
Selling, general and administrative expenses	(95,724)	(92,889)
Operating income	44,003	25,277
Interest income	1,003	198
Interest expense	—	(6,307)
Equity in income (loss) of unconsolidated joint ventures	(845)	731
Homebuilding pretax income	44,161	19,899
Financial services:
Revenues	2,418	2,350
Expenses	(953)	(819)
Equity in income of unconsolidated joint ventures	419	29
Financial services pretax income	1,884	1,560
Total pretax income	46,045	21,459
Income tax expense	(117,300)	(7,200)
Net income (loss)	$(71,255)	$14,259
Earnings (loss) per share:
Basic	$(.82)	$.17
Diluted	$(.82)	$.15
Weighted average shares outstanding:
Basic	87,155	85,122
Diluted	87,155	96,273
Cash dividends declared per common share	$.025	$.025
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28, 2018	November 30, 2017
Assets
Homebuilding:
Cash and cash equivalents	$560,255	$720,630
Receivables	250,472	244,213
Inventories	3,441,574	3,263,386
Investments in unconsolidated joint ventures	68,176	64,794
Deferred tax assets, net	516,569	633,637
Other assets	108,498	102,498
	4,945,544	5,029,158
Financial services	11,557	12,357
Total assets	$4,957,101	$5,041,515

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$192,843	$213,463
Accrued expenses and other liabilities	551,069	575,930
Notes payable	2,359,570	2,324,845
	3,103,482	3,114,238
Financial services	897	966
Stockholders’ equity:
Common stock	118,214	117,946
Paid-in capital	729,439	727,483
Retained earnings	1,662,118	1,735,695
Accumulated other comprehensive loss	(16,924)	(16,924)
Grantor stock ownership trust, at cost	(91,760)	(96,509)
Treasury stock, at cost	(548,365)	(541,380)
Total stockholders’ equity	1,852,722	1,926,311
Total liabilities and stockholders’ equity	$4,957,101	$5,041,515
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended February 28,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(71,255)	$14,259
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	426	(760)
Distributions of earnings from unconsolidated joint ventures	1,300	—
Amortization of discounts and issuance costs	1,552	1,665
Depreciation and amortization	628	802
Deferred income taxes	117,068	7,100
Loss on early extinguishment of debt	—	5,685
Stock-based compensation	3,829	3,152
Inventory impairments and land option contract abandonments	4,985	4,008
Changes in assets and liabilities:
Receivables	(6,024)	(6,788)
Inventories	(135,311)	(36,878)
Accounts payable, accrued expenses and other liabilities	(54,016)	(64,105)
Other, net	(4,862)	(5,182)
Net cash used in operating activities	(141,680)	(77,042)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(8,025)	(8,750)
Return of investments in unconsolidated joint ventures	1,099	1,107
Purchases of property and equipment, net	(1,924)	(1,015)
Net cash used in investing activities	(8,850)	(8,658)
Cash flows from financing activities:
Repayment of senior notes	—	(105,326)
Payments on mortgages and land contracts due to land sellers and other loans	(3,362)	(45,428)
Issuance of common stock under employee stock plans	2,946	662
Payments of cash dividends	(2,322)	(2,215)
Tax payments associated with stock-based compensation awards	(6,787)	(2,543)
Net cash used in financing activities	(9,525)	(154,850)
Net decrease in cash and cash equivalents	(160,055)	(240,550)
Cash and cash equivalents at beginning of period	720,861	593,000
Cash and cash equivalents at end of period	$560,806	$352,450
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of February 28, 2018, the results of our consolidated operations for the three months ended February 28, 2018 and 2017, and our consolidated cash flows for the three months ended February 28, 2018 and 2017. The results of our consolidated operations for the three months ended February 28, 2018 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2017 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2017, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $347.1 million at February 28, 2018 and $481.1 million at November 30, 2017. At February 28, 2018 and November 30, 2017, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income (Loss). Our comprehensive loss for the three months ended February 28, 2018 was $71.3 million. For the three months ended February 28, 2017, our comprehensive income was $14.3 million. Our comprehensive income (loss) for each of the three-month periods ended February 28, 2018 and 2017 was equal to our net income (loss) for the respective periods.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for us beginning December 1, 2018, and allows for full retrospective or modified retrospective methods of adoption. We expect to adopt ASU 2014-09 under the modified retrospective method in our 2019 first quarter. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and disclosures, and have been involved in industry specific discussions with the FASB on the treatment of certain items. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our homebuilding revenues. We are also continuing to evaluate the impact adopting this guidance may have on other aspects of our business.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under this guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for us beginning December 1, 2019 (with early adoption permitted), and mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”), and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for us beginning December 1, 2019 (with early adoption permitted), and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the TCJA is recognized. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
Adoption of New Accounting Pronouncement. In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of excess tax benefits on the statement of cash flows, treatment of forfeitures, and statutory withholding requirements. We adopted this guidance effective December 1, 2017. ASU 2016-09 requires excess tax benefits and deficiencies from stock-based compensation awards to be recognized prospectively in our consolidated statements of operations as a component of income tax expense, whereas these items were previously recorded in paid-in capital in our consolidated balance sheets. This guidance also requires excess tax benefits to be classified within operating activities in the consolidated statements of cash flows. We previously recognized excess tax benefits as a cash inflow from financing activities and a corresponding cash outflow from operating activities. In connection with the adoption of this guidance, we elected to continue to estimate forfeitures in calculating our stock-based compensation expense, rather than account for forfeitures as they occur. The impact of recognizing excess tax benefits and deficiencies in our consolidated statements of operations resulted in a $2.2 million reduction in our income tax expense for the three months ended February 28, 2018. The remaining aspects of adopting this guidance did not have a material impact on our consolidated financial statements.

2.	Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of February 28, 2018, our homebuilding reporting segments conducted ongoing operations in the following states:
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
In 2016, a subsidiary of ours and a subsidiary of Stearns Lending, LLC (“Stearns”) formed KBHS Home Loans, LLC (“KBHS”), an unconsolidated mortgage banking joint venture to offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns each have a 50.0% ownership interest in KBHS, with Stearns providing management oversight of KBHS’ operations. KBHS was operational in all of our served markets as of June 2017. The financial services reporting segment is separately reported in our consolidated financial statements.
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended February 28,
	2018	2017
Revenues:
West Coast	$386,652	$355,832
Southwest	151,899	117,636
Central	244,181	242,256
Southeast	86,473	100,522
Total	$869,205	$816,246

Pretax income (loss):
West Coast	$31,593	$22,853
Southwest	14,977	8,672
Central	19,095	19,678
Southeast	1,320	(2,213)
Corporate and other	(22,824)	(29,091)
Total	$44,161	$19,899

Inventory impairment charges:
West Coast	$4,699	$—
Southwest	—	1,343
Central	—	—
Southeast	—	1,874
Total	$4,699	$3,217

Land option contract abandonments:
West Coast	$208	$791
Southwest	—	—
Central	78	—
Southeast	—	—
Total	$286	$791

	February 28, 2018	November 30, 2017
Inventories:
Homes under construction
West Coast	$666,333	$638,639
Southwest	188,344	179,240
Central	329,996	320,205
Southeast	109,242	98,764
Subtotal	1,293,915	1,236,848

Land under development
West Coast	844,556	723,761
Southwest	289,603	309,672
Central	443,261	435,373
Southeast	188,614	182,533
Subtotal	1,766,034	1,651,339

Land held for future development or sale
West Coast	230,592	233,188
Southwest	64,386	62,475
Central	18,890	12,654
Southeast	67,757	66,882
Subtotal	381,625	375,199
Total	$3,441,574	$3,263,386

Assets:
West Coast	$1,890,866	$1,747,786
Southwest	588,495	586,666
Central	917,837	901,516
Southeast	375,322	359,307
Corporate and other	1,173,024	1,433,883
Total	$4,945,544	$5,029,158

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended February 28,
	2018	2017
Revenues
Insurance commissions	$1,352	$1,210
Title services	1,066	1,135
Interest income	—	5
Total	2,418	2,350

	Three Months Ended February 28,
	2018	2017
Expenses
General and administrative	(953)	(819)
Operating income	1,465	1,531
Equity in income of unconsolidated joint ventures	419	29
Pretax income	$1,884	$1,560

	February 28, 2018	November 30, 2017
Assets
Cash and cash equivalents	$551	$231
Receivables	1,489	1,724
Investments in unconsolidated joint ventures	9,460	10,340
Other assets	57	62
Total assets	$11,557	$12,357
Liabilities
Accounts payable and accrued expenses	$897	$966
Total liabilities	$897	$966

4.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended February 28,
	2018	2017
Numerator:
Net income (loss)	$(71,255)	$14,259
Less: Distributed earnings allocated to nonvested restricted stock	—	(15)
Less: Undistributed earnings allocated to nonvested restricted stock	—	(85)
Numerator for basic earnings (loss) per share	(71,255)	14,159
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	—	663
Add: Undistributed earnings allocated to nonvested restricted stock	—	85
Less: Undistributed earnings reallocated to nonvested restricted stock	—	(75)
Numerator for diluted earnings (loss) per share	$(71,255)	$14,832

	Three Months Ended February 28,
	2018	2017
Denominator:
Weighted average shares outstanding — basic	87,155	85,122
Effect of dilutive securities:
Share-based payments	—	2,749
Convertible senior notes	—	8,402
Weighted average shares outstanding — diluted	87,155	96,273
Basic earnings (loss) per share	$(.82)	$.17
Diluted earnings (loss) per share	$(.82)	$.15
We compute earnings (loss) per share using the two-class method, which is an allocation of earnings (losses) between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 28, 2018 or 2017.
For the three months ended February 28, 2018, all outstanding stock options, contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”), and the impact of our 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”), were excluded from the diluted loss per share calculation because the effect of their inclusion would be antidilutive. For the three months ended February 28, 2017, outstanding stock options to purchase 5.1 million shares of our common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.	Receivables
Receivables consisted of the following (in thousands):

	February 28, 2018	November 30, 2017
Due from utility companies, improvement districts and municipalities	$115,398	$113,744
Recoveries related to self-insurance and other legal claims	91,727	91,763
Refundable deposits and bonds	13,121	13,829
Recoveries related to warranty and other claims	4,037	4,073
Other	38,829	33,797
Subtotal	263,112	257,206
Allowance for doubtful accounts	(12,640)	(12,993)
Total	$250,472	$244,213

6.	Inventories
Inventories consisted of the following (in thousands):

	February 28, 2018	November 30, 2017
Homes under construction	$1,293,915	$1,236,848
Land under development	1,766,034	1,651,339
Land held for future development or sale (a)	381,625	375,199
Total	$3,441,574	$3,263,386
(a)    Land held for sale totaled $27.8 million at February 28, 2018 and $21.8 million at November 30, 2017.
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
Our interest costs were as follows (in thousands):

	Three Months Ended February 28,
	2018	2017
Capitalized interest at beginning of period	$262,191	$306,723
Interest incurred (a)	39,944	50,079
Interest expensed (a)	—	(6,307)
Interest amortized to construction and land costs (b)	(42,350)	(39,384)
Capitalized interest at end of period (c)	$259,785	$311,111

(a)	Interest incurred and interest expensed for the three months ended February 28, 2017 included a charge of $5.7 million for the early extinguishment of debt.

(b)	Interest amortized to construction and land costs for the three months ended February 28, 2018 and 2017 included $1.0 million and $.5 million, respectively, related to land sales during those periods.

(c)	Capitalized interest amounts reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

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
We evaluated 29 and 39 communities or land parcels for recoverability during the three months ended February 28, 2018 and 2017, respectively. The carrying value of those communities or land parcels evaluated during the three months ended February 28, 2018 and 2017 was $200.1 million and $366.4 million, respectively. The communities or land parcels evaluated during the three months ended February 28, 2018 included certain communities or land parcels previously held for future development that were reactivated during 2016 or 2017 as part of our efforts to improve our asset efficiency under our Returns-Focused Growth Plan.

Based on the results of our evaluations, we recognized inventory impairment charges of $4.7 million for the three months ended February 28, 2018 and $3.2 million for the three months ended February 28, 2017. The inventory impairment charges for the three months ended February 28, 2018 and 2017 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes on land previously held for future development.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended February 28,
Unobservable Input (a)	2018	2017
Average selling price	$774,100	$299,800 - $307,900
Deliveries per month	3	3 - 4
Discount rate	18%	17%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of February 28, 2018, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $178.4 million, representing 20 communities and various other land parcels. As of November 30, 2017, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $177.8 million, representing 24 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.3 million for the three months ended February 28, 2018 and $.8 million for the three months ended February 28, 2017.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.

8.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at February 28, 2018 and November 30, 2017 was a VIE, but we were not the primary beneficiary of the VIE. All of our joint ventures at February 28, 2018 and November 30, 2017 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of February 28, 2018 and November 30, 2017, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2018		November 30, 2017
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$18,995	$463,115	$43,171	$653,858
Other land option contracts and other similar contracts	25,632	466,109	21,531	440,229
Total	$44,627	$929,224	$64,702	$1,094,087
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $31.3 million at February 28, 2018 and $26.8 million at November 30, 2017. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract or other similar contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $14.2 million at February 28, 2018 and $5.7 million at November 30, 2017.

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

The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended February 28,
	2018	2017
Revenues	$8,797	$19,722
Construction and land costs	(8,816)	(17,895)
Other expense, net	(1,372)	(1,096)
Income (loss)	$(1,391)	$731
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	February 28, 2018	November 30, 2017
Assets
Cash	$19,992	$21,193
Receivables	507	688
Inventories	140,288	145,519
Other assets	1,180	1,398
Total assets	$161,967	$168,798

Liabilities and equity
Accounts payable and other liabilities	$19,850	$25,426
Notes payable (a)	14,464	20,040
Equity	127,653	123,332
Total liabilities and equity	$161,967	$168,798

(a)
As of February 28, 2018 and November 30, 2017, two of our unconsolidated joint ventures had separate construction loan agreements with different third-party lenders to finance their respective land development activities. The outstanding debt under these agreements is secured by the corresponding underlying property and related project assets and is non-recourse to us. Of this outstanding secured debt at February 28, 2018, $14.1 million is scheduled to mature in August 2018 and the remainder is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at February 28, 2018 or November 30, 2017.

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	February 28, 2018	November 30, 2017
Number of investments in unconsolidated joint ventures	7	7
Investments in unconsolidated joint ventures	$68,176	$64,794
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	365	377
We and our partners in the unconsolidated joint ventures that have the above-noted construction loan agreements provide certain guarantees and indemnities to the applicable lender, including a guaranty to complete the construction of improvements for the applicable project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; an indemnity of the lender from environmental issues; and in one case, a guaranty of interest payments on the outstanding balance of the secured debt under the construction loan agreement. In each instance, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt of these unconsolidated joint ventures. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause an applicable lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of February 28, 2018, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreements. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt of these unconsolidated joint ventures is material to our consolidated financial statements.
Of the unconsolidated joint venture lots controlled under land option and other similar contracts at February 28, 2018, we are committed to purchase 67 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next three years for an aggregate purchase price of $30.0 million under agreements that we entered into with the unconsolidated joint venture in 2016.

10.	Other Assets
Other assets consisted of the following (in thousands):

	February 28, 2018	November 30, 2017
Cash surrender value of corporate-owned life insurance contracts	$74,761	$75,236
Property and equipment, net	20,807	19,521
Prepaid expenses	10,711	5,360
Debt issuance costs associated with unsecured revolving credit facility	2,219	2,381
Total	$108,498	$102,498

11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28, 2018	November 30, 2017
Self-insurance and other litigation liabilities	$222,379	$222,808
Employee compensation and related benefits	106,719	143,992
Accrued interest payable	76,324	65,343
Warranty liability	71,845	69,798
Inventory-related obligations (a)	36,858	30,108
Customer deposits	19,537	16,863
Real estate and business taxes	10,659	16,874
Other	6,748	10,144
Total	$551,069	$575,930

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
On December 22, 2017, the TCJA was enacted into law. The TCJA made significant changes to U.S. tax laws, including, but not limited to, the following: (a) reducing the federal corporate income tax rate from 35% to 21%, effective January 1, 2018; (b) eliminating the federal corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; and (c) eliminating several business deductions and credits, including deductions for certain executive compensation in excess of $1 million. Overall, we expect the TCJA to favorably impact our effective tax rate, net income and cash flows in future periods.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting relating to the TCJA under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for TCJA-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.
We have not completed our analysis of the TCJA’s income tax effects; however, as described below, we have provided provisional estimates of the TCJA’s impact on our income tax expense for the three months ended February 28, 2018 in accordance with the guidance and interpretations available. In total, we recorded a non-cash charge of $111.2 million to income tax expense for TCJA-related impacts. In accordance with SAB 118, TCJA-related income tax effects initially reported as provisional estimates may be refined as additional analysis is completed based on obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date. In addition, the provisional amounts may be affected by our results for the year ending November 30, 2018 as well as additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service (“IRS”), changes in accounting standards, or federal or state legislative actions. We anticipate finalizing our analysis within SAB 118’s one-year measurement period. The following provisional estimates of TCJA-related impacts were reflected in our financial statements for the three months ended February 28, 2018:

•
We recorded a charge of $107.9 million in income tax expense due to the accounting re-measurement of our deferred tax assets based on the lower federal corporate income tax rate under the TCJA. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of our deferred tax assets or result in new deferred tax amounts.

•
We have AMT credit carryforwards that do not expire and can be used to offset regular income taxes in future years. Under the TCJA, we may claim a refund of 50% of our remaining AMT credits in 2019, 2020, and 2021 to the extent the credits exceed regular tax for any such year. Any AMT credits remaining after our fiscal year ending November 30, 2021 will be refunded in 2022. We currently estimate our refund will total approximately $50.0 million. As the refund is subject to a sequestration reduction rate of approximately 6.6%, we established a federal deferred tax valuation allowance of $3.3 million during the three months ended February 28, 2018. Our accounting policy regarding the balance sheet presentation of the AMT credits is to maintain the balance in deferred tax assets until a tax return is filed claiming a refund of a portion of the credit, at which time the amount will be presented in receivables.

We evaluated the future deductibility of executive compensation due to the TCJA’s elimination of a federal tax law provision that permitted certain performance-based compensation to be deductible, as well as its modification of who is a covered employee with respect to the deduction limit, and a transition rule that would preserve the deductibility of certain 2018 performance-based compensation payable under written binding contracts in place prior to November 2, 2017 that have not been modified in any material respect. We are still analyzing the applicable aspects of the TCJA and anticipate that the IRS will provide future guidance in this area.  Based on our analysis of the current transition rule standards, we did not record an impact for this change in tax law in our 2018 first quarter.
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended February 28,
	2018	2017
Income tax expense	$117,300	$7,200
Effective tax rate	254.8%	33.6%

Our income tax expense and effective tax rate for the three months ended February 28, 2018 included the above-described charge of $111.2 million for TCJA-related impacts; the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $4.0 million that we earned from building energy efficient homes; and excess tax benefits of $2.2 million related to stock-based compensation due to our adoption of ASU 2016-09, as further described in Note 1 – Basis of Presentation and Significant Accounting Policies. The TCJA requires us to use a blended federal tax rate for our 2018 fiscal year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, our 2018 annual federal statutory tax rate has been reduced to 22.2%. The federal energy tax credits for the three months ended February 28, 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
Our income tax expense and effective tax rate for the three months ended February 28, 2017 included the favorable net impact of federal energy tax credits of $1.1 million that we earned from building energy efficient homes through December 31, 2016.
Excluding the TCJA-related charge of $111.2 million, our adjusted income tax expense and adjusted effective tax rate for the three months ended February 28, 2018 were $6.1 million and 13.2%, respectively. Without the above-mentioned federal energy tax credits and excess tax benefits, our adjusted effective tax rate for the three months ended February 28, 2018 would have approximated 27%.
Deferred Tax Asset Valuation Allowance. We evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and conditions in the housing market and the broader economy. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related deferred tax assets become deductible. The value of our deferred tax assets depends on applicable income tax rates.
Our deferred tax assets of $543.5 million as of February 28, 2018, after the above-described accounting re-measurement, and $657.2 million as of November 30, 2017 were partly offset by valuation allowances of $26.9 million and $23.6 million, respectively. As part of our analysis of the TCJA’s income tax effects described above, we increased our deferred tax asset valuation allowance by $3.3 million during the three months ended February 28, 2018. The deferred tax asset valuation allowances as of February 28, 2018 and November 30, 2017 were primarily related to certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard at those dates. Based on our evaluation of our deferred tax assets as of February 28, 2018, we determined that most of our deferred tax assets would be realized. Therefore, other than the $3.3 million discussed above, no adjustments to our deferred tax valuation allowance were needed for the three months ended February 28, 2018.
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
Unrecognized Tax Benefits. At both February 28, 2018 and November 30, 2017, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million, all of which, if recognized, would affect our effective tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.1 million during the 12 months from this reporting date. The fiscal years ending 2014 and later remain open to federal examinations, while 2013 and later remain open to state examinations.

13.	Notes Payable
Notes payable consisted of the following (in thousands):

	February 28, 2018	November 30, 2017
Mortgages and land contracts due to land sellers and other loans	$43,538	$10,203
7 1/4% Senior notes due June 15, 2018	299,924	299,867
4.75% Senior notes due May 15, 2019	398,663	398,397
8.00% Senior notes due March 15, 2020	346,614	346,238
7.00% Senior notes due December 15, 2021	446,791	446,608
7.50% Senior notes due September 15, 2022	347,355	347,234
7.625% Senior notes due May 15, 2023	247,811	247,726
1.375% Convertible senior notes due February 1, 2019	228,874	228,572
Total	$2,359,570	$2,324,845
The carrying amounts of our senior notes listed above are net of debt issuance costs and discounts, which totaled $14.0 million at February 28, 2018 and $15.4 million at November 30, 2017.
Unsecured Revolving Credit Facility. We have a $500.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on July 27, 2021. The Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $600.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, our cash-collateralized letter of credit facility with a financial institution (“LOC Facility”). Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .30% to .45% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2018, we had no cash borrowings and $36.9 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 28, 2018, we had $463.1 million available for cash borrowings under the Credit Facility, with up to $213.1 million of that amount available for the issuance of letters of credit.
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of February 28, 2018 and November 30, 2017, we had no letters of credit outstanding under the LOC Facility.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 28, 2018, inventories having a carrying value of $130.9 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. We have an automatically effective universal shelf registration statement that was filed with the SEC on July 14, 2017 (“2017 Shelf Registration”). Issuances of securities under our 2017 Shelf Registration require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue securities is subject to market conditions and other factors impacting our borrowing capacity.
Senior Notes. All of our senior notes outstanding at February 28, 2018 and November 30, 2017 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of our 1.375% Convertible Senior Notes due 2019. These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, as described in the instruments governing these notes.

The indenture governing our senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. In addition, our senior notes, with the exception of our 7 1/4% senior notes due 2018 (“7 1/4% Senior Notes due 2018”), contain certain limitations related to mergers, consolidations, and sales of assets.
As of February 28, 2018, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2018 – $300.0 million; 2019 – $673.5 million; 2020 – $350.0 million; 2021 – $0; 2022 – $800.0 million; and thereafter – $250.0 million.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy, pre-impairment value, inventory impairment charges and fair value for our assets measured at fair value on a nonrecurring basis for the three months ended February 28, 2018 and the year ended November 30, 2017 (in thousands):

		February 28, 2018			November 30, 2017
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$17,301	$(4,699)	$12,602	$58,962	$(20,605)	$38,357

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

The following table presents the fair value hierarchy, carrying values and fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 28, 2018		November 30, 2017
	Fair Value Hierarchy	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,087,158	$2,235,750	$2,086,070	$2,292,250
Convertible senior notes	Level 2	228,874	253,575	228,572	278,300

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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended February 28,
	2018	2017
Balance at beginning of period	$69,798	$56,682
Warranties issued	7,764	7,140
Payments	(5,717)	(6,112)
Balance at end of period	$71,845	$57,710

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
Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $71.2 million and $71.3 million are included in receivables in our consolidated balance sheets at February 28, 2018 and November 30, 2017, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment, and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.

The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended February 28,
	2018	2017
Balance at beginning of period	$177,695	$158,584
Self-insurance expense (a)	4,401	4,640
Payments	(1,365)	(2,040)
Adjustments (b)	(36)	(1,302)
Balance at end of period	$180,695	$159,882

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and other claims totaled $4.0 million at February 28, 2018 and $4.1 million at November 30, 2017. We believe collection of these receivables is probable based on our history of collections for similar claims.
Northern California Claims. In the 2017 third quarter, we received claims from a homeowners’ association alleging approximately $100.0 million of damages from purported construction defects at a completed townhome community in Northern California. We are investigating these allegations, and we currently expect it may take up to several quarters to fully evaluate them. At February 28, 2018, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued, at this preliminary stage of our investigation into these allegations, we are unable to estimate the total amount of the loss in excess of the accrued amount that is reasonably possible. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 28, 2018, we had $593.8 million of performance bonds and $36.9 million of letters of credit outstanding. At November 30, 2017, we had $606.7 million of performance bonds and $37.6 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 28, 2018, we had total cash deposits of $44.6 million to purchase land having an aggregate purchase price of $929.2 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

16.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2018, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

17.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended February 28, 2018
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2017	117,946	(8,898)	(22,021)	$117,946	$727,483	$1,735,695	$(16,924)	$(96,509)	$(541,380)	$1,926,311
Net loss	—	—	—	—	—	(71,255)	—	—	—	(71,255)
Dividends on common stock	—	—	—	—	—	(2,322)	—	—	—	(2,322)
Employee stock options/other	268	—	—	268	2,678	—	—	—	—	2,946
Stock awards	—	438	(10)	—	(4,551)	—	—	4,749	(198)	—
Stock-based compensation	—	—	—	—	3,829	—	—	—	—	3,829
Stock repurchases	—	—	(217)	—	—	—	—	—	(6,787)	(6,787)
Balance at February 28, 2018	118,214	(8,460)	(22,248)	$118,214	$729,439	$1,662,118	$(16,924)	$(91,760)	$(548,365)	$1,852,722
We maintain 12,602,735 shares of our common stock to meet conversions of our 1.375% Convertible Senior Notes due 2019 if and when they occur. This represents the maximum number of shares of our common stock potentially deliverable upon conversion to holders of our 1.375% Convertible Senior Notes due 2019 based on the terms of their governing instruments. The maximum number of shares would potentially be deliverable to holders only in certain limited circumstances as set forth in the instruments governing these notes.
On February 14, 2018, the management development and compensation committee of our board of directors approved the payout of 437,689 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on October 9, 2014. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on average return on invested capital and cumulative earnings per share, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2014 through November 30, 2017. Of the shares of common stock paid out, 217,006 shares or $6.8 million, were purchased by us to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
As of February 28, 2018, we were authorized to repurchase 1,627,000 shares of our common stock under a board of directors approved share repurchase program. We did not repurchase any of our common stock under this program in the three months ended February 28, 2018.

Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock solely as necessary for director compensation elections with respect to settling outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. As of February 28, 2018, we have not repurchased any shares pursuant to the board of directors authorization.
During each of the three-month periods ended February 28, 2018 and 2017, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock.

18.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the three months ended February 28, 2018:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	9,265,240	$17.64
Granted	—	—
Exercised	(268,954)	10.96
Cancelled	(16,208)	15.47
Options outstanding at end of period	8,980,078	$17.85
Options exercisable at end of period	8,038,678	$18.09
As of February 28, 2018, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 4.1 years and 3.6 years, respectively. There was $.7 million of total unrecognized compensation expense related to unvested stock option awards as of February 28, 2018 that is expected to be recognized over a weighted average period of 1.1 years. For the three months ended February 28, 2018 and 2017, stock-based compensation expense associated with stock options totaled $.2 million and $.8 million, respectively. The aggregate intrinsic values of stock options outstanding and stock options exercisable were $103.8 million and $92.5 million, respectively, at February 28, 2018. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $3.7 million and $2.3 million for the three months ended February 28, 2018 and 2017, respectively, related to restricted stock and PSUs.

19.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended February 28,
	2018	2017
Summary of cash and cash equivalents at end of period:
Homebuilding	$560,255	$351,880
Financial services	551	570
Total	$560,806	$352,450
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(10,981)	$(9,536)
Income taxes paid	1,639	836

	Three Months Ended February 28,
	2018	2017
Supplemental disclosures of noncash activities:
Increase (decrease) in consolidated inventories not owned	$8,466	$(22,554)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	2,699	1,986
Inventories acquired through seller financing	36,697	7,814

20.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of February 28, 2018.

Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended February 28, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$775,695	$95,928	$—	$871,623
Homebuilding:
Revenues	$—	$775,695	$93,510	$—	$869,205
Construction and land costs	—	(648,119)	(81,359)	—	(729,478)
Selling, general and administrative expenses	(22,166)	(65,841)	(7,717)	—	(95,724)
Operating income (loss)	(22,166)	61,735	4,434	—	44,003
Interest income	998	5	—	—	1,003
Interest expense	(37,972)	(689)	(1,283)	39,944	—
Intercompany interest	72,846	(30,499)	(2,403)	(39,944)	—
Equity in loss of unconsolidated joint ventures	—	(845)	—	—	(845)
Homebuilding pretax income	13,706	29,707	748	—	44,161
Financial services pretax income	—	—	1,884	—	1,884
Total pretax income	13,706	29,707	2,632	—	46,045
Income tax expense	(44,700)	(48,100)	(24,500)	—	(117,300)
Equity in net loss of subsidiaries	(40,261)	—	—	40,261	—
Net loss	$(71,255)	$(18,393)	$(21,868)	$40,261	$(71,255)

	Three Months Ended February 28, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$729,927	$88,669	$—	$818,596
Homebuilding:
Revenues	$—	$729,927	$86,319	$—	$816,246
Construction and land costs	—	(618,452)	(79,628)	—	(698,080)
Selling, general and administrative expenses	(22,267)	(62,898)	(7,724)	—	(92,889)
Operating income (loss)	(22,267)	48,577	(1,033)	—	25,277
Interest income	197	1	—	—	198
Interest expense	(48,349)	(568)	(1,162)	43,772	(6,307)
Intercompany interest	73,493	(26,603)	(3,118)	(43,772)	—
Equity in income of unconsolidated joint ventures	—	731	—	—	731
Homebuilding pretax income (loss)	3,074	22,138	(5,313)	—	19,899
Financial services pretax income	—	—	1,560	—	1,560
Total pretax income (loss)	3,074	22,138	(3,753)	—	21,459
Income tax benefit (expense)	1,300	(8,800)	300	—	(7,200)
Equity in net income of subsidiaries	9,885	—	—	(9,885)	—
Net income (loss)	$14,259	$13,338	$(3,453)	$(9,885)	$14,259

Condensed Consolidating Balance Sheets (in thousands)

	February 28, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$455,629	$72,731	$31,895	$—	$560,255
Receivables	4,309	170,217	75,946	—	250,472
Inventories	—	3,100,304	341,270	—	3,441,574
Investments in unconsolidated joint ventures	—	65,672	2,504	—	68,176
Deferred tax assets, net	206,206	195,606	114,757	—	516,569
Other assets	97,950	8,109	2,439	—	108,498
	764,094	3,612,639	568,811	—	4,945,544
Financial services	—	—	11,557	—	11,557
Intercompany receivables	3,461,046	—	120,795	(3,581,841)	—
Investments in subsidiaries	84,467	—	—	(84,467)	—
Total assets	$4,309,607	$3,612,639	$701,163	$(3,666,308)	$4,957,101
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$136,816	$364,322	$242,774	$—	$743,912
Notes payable	2,290,922	43,541	25,107	—	2,359,570
	2,427,738	407,863	267,881	—	3,103,482
Financial services	—	—	897	—	897
Intercompany payables	29,147	3,175,070	377,624	(3,581,841)	—
Stockholders’ equity	1,852,722	29,706	54,761	(84,467)	1,852,722
Total liabilities and stockholders’ equity	$4,309,607	$3,612,639	$701,163	$(3,666,308)	$4,957,101

	November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$575,193	$102,661	$42,776	$—	$720,630
Receivables	24,815	144,076	75,322	—	244,213
Inventories	—	2,929,466	333,920	—	3,263,386
Investments in unconsolidated joint ventures	—	62,290	2,504	—	64,794
Deferred tax assets, net	250,747	243,523	139,367	—	633,637
Other assets	91,592	8,424	2,482	—	102,498
	942,347	3,490,440	596,371	—	5,029,158
Financial services	—	—	12,357	—	12,357
Intercompany receivables	3,414,237	—	107,992	(3,522,229)	—
Investments in subsidiaries	49,776	—	—	(49,776)	—
Total assets	$4,406,360	$3,490,440	$716,720	$(3,572,005)	$5,041,515
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$163,984	$371,909	$253,500	$—	$789,393
Notes payable	2,289,532	9,283	26,030	—	2,324,845
	2,453,516	381,192	279,530	—	3,114,238
Financial services	—	—	966	—	966
Intercompany payables	26,533	3,109,248	386,448	(3,522,229)	—
Stockholders’ equity	1,926,311	—	49,776	(49,776)	1,926,311
Total liabilities and stockholders’ equity	$4,406,360	$3,490,440	$716,720	$(3,572,005)	$5,041,515

Condensed Consolidating Statements of Cash Flows (in thousands)

	Three Months Ended February 28, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$3,066	$(134,364)	$(10,382)	$—	$(141,680)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(8,025)	—	—	(8,025)
Return of investments in unconsolidated joint ventures	—	1,099	—	—	1,099
Purchases of property and equipment, net	(1,776)	(125)	(23)	—	(1,924)
Intercompany	(114,691)	—	—	114,691	—
Net cash used in investing activities	(116,467)	(7,051)	(23)	114,691	(8,850)
Cash flows from financing activities:
Payments on mortgages and land contracts due to land sellers and other loans	—	(2,442)	(920)	—	(3,362)
Issuance of common stock under employee stock plans	2,946	—	—	—	2,946
Payments of cash dividends	(2,322)	—	—	—	(2,322)
Stock repurchases	(6,787)	—	—	—	(6,787)
Intercompany	—	113,927	764	(114,691)	—
Net cash provided by (used in) financing activities	(6,163)	111,485	(156)	(114,691)	(9,525)
Net decrease in cash and cash equivalents	(119,564)	(29,930)	(10,561)	—	(160,055)
Cash and cash equivalents at beginning of period	575,193	102,661	43,007	—	720,861
Cash and cash equivalents at end of period	$455,629	$72,731	$32,446	$—	$560,806

	Three Months Ended February 28, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$11,773	$(71,130)	$(17,685)	$—	$(77,042)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(3,500)	(5,250)	—	(8,750)
Return of investments in unconsolidated joint ventures	—	1,107	—	—	1,107
Purchases of property and equipment, net	(892)	(113)	(10)	—	(1,015)
Intercompany	(106,903)	—	—	106,903	—
Net cash used in investing activities	(107,795)	(2,506)	(5,260)	106,903	(8,658)
Cash flows from financing activities:
Repayment of senior notes	(105,326)	—	—	—	(105,326)
Payments on mortgages and land contracts due to land sellers and other loans	—	(45,428)	—	—	(45,428)
Issuance of common stock under employee stock plans	662	—	—	—	662
Payments of cash dividends	(2,215)	—	—	—	(2,215)
Stock repurchases	(2,543)	—	—	—	(2,543)
Intercompany	—	102,302	4,601	(106,903)	—
Net cash provided by (used in) financing activities	(109,422)	56,874	4,601	(106,903)	(154,850)
Net decrease in cash and cash equivalents	(205,444)	(16,762)	(18,344)	—	(240,550)
Cash and cash equivalents at beginning of period	463,100	100,439	29,461	—	593,000
Cash and cash equivalents at end of period	$257,656	$83,677	$11,117	$—	$352,450

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended February 28,
	2018	2017	Variance
Revenues:
Homebuilding	$869,205	$816,246	6%
Financial services	2,418	2,350	3
Total revenues	$871,623	$818,596	6%
Pretax income:
Homebuilding	$44,161	$19,899	122%
Financial services	1,884	1,560	21
Total pretax income	46,045	21,459	115
Income tax expense	(117,300)	(7,200)	(a)
Net income (loss)	$(71,255)	$14,259	(a)
Basic earnings (loss) per share	$(.82)	$.17	(a)
Diluted earnings (loss) per share	$(.82)	$.15	(a)

(a)	Percentage not meaningful.

The housing market maintained positive momentum during the 2018 first quarter as job growth and high consumer confidence supported steady demand and the supply of homes available for sale remained tight. This environment in most of our served markets and our continued execution on our Returns-Focused Growth Plan enabled us to extend our trend of year-over-year revenue growth, significantly improve our housing gross profit margin in the 2018 first quarter compared to the prior-year quarter, and achieve a record-low first quarter selling, general and administrative expense ratio. Within our homebuilding operations, housing revenues for the quarter grew 7% year over year to $866.5 million due to the overall average selling price of homes delivered increasing 7% to $389,800, with essentially the same number of homes delivered at 2,223. Our housing gross profits for the quarter increased to $139.5 million from $118.2 million in the year-earlier quarter due to a 150 basis point increase in our housing gross profit margin to 16.1%. Inventory-related charges totaled $5.0 million for the three months ended February 28, 2018, compared to $4.0 million for the year-earlier period. The improvement in our housing gross profit margin was primarily due to our community-specific action plans to enhance performance, partly offset by increases in construction costs. Our selling, general and administrative expense ratio improved 50 basis points to 11.0% of housing revenues, primarily reflecting enhanced operating leverage from generating higher housing revenues in the current period, and our ongoing efforts to contain our overhead costs to the extent possible, as well as legal recoveries and favorable legal settlements. Homebuilding operating income for the 2018 first quarter increased 74% to $44.0 million, and, as a percentage of homebuilding revenues, increased 200 basis points to 5.1%.
In the three months ended February 28, 2018, all of our interest incurred was capitalized, resulting in no interest expense, compared to $6.3 million of interest expense in the year-earlier quarter, which included a $5.7 million charge for the early extinguishment of debt.
Total pretax income for the three months ended February 28, 2018 rose 115% to $46.0 million. Our income tax expense of $117.3 million for the three months ended February 28, 2018 included a TCJA-related non-cash charge of $111.2 million, as described in Note 12 – Income Taxes in the Notes to Consolidated Financial Statements in this report. As a result, we reported a net loss of $71.3 million, or $.82 per diluted share. Excluding the charge, our adjusted net income was $39.9 million, or $.40 per diluted share, a substantial increase from net income of $14.3 million, or $.15 per diluted share, for the corresponding 2017 period. The calculations of adjusted net income and adjusted diluted earnings per share are described below under “Non-GAAP Financial Measures.”

During the three months ended February 28, 2018, we invested $465.0 million in land and land development to support community openings in the remainder of 2018 and beyond as we continue to work on increasing the scale of our business. In the corresponding 2017 period, such investments totaled $302.1 million. Approximately 61% of our total investments in the three-month period ended February 28, 2018 related to land acquisition, compared to approximately 44% in the year-earlier period.
The following table presents information concerning our net orders, cancellation rates, ending backlog and community count for the three-month periods ended February 28, 2018 and 2017 (dollars in thousands):

	Three Months Ended February 28,
	2018	2017
Net orders	2,784	2,580
Net order value (a)	$1,173,092	$1,085,422
Cancellation rates (b)	20%	23%
Ending backlog — homes	4,972	4,776
Ending backlog — value	$1,966,683	$1,793,564
Ending community count	219	240
Average community count	222	238

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
Net Orders. For the three months ended February 28, 2018, both our net orders and net order value from our homebuilding operations grew 8% from the year-earlier period, reflecting particularly strong growth in our Southwest and Southeast homebuilding reporting segments. In our Southwest homebuilding reporting segment, net order value increased 34% from the year-earlier quarter, reflecting 25% growth in net orders and an 8% increase in the average selling price of those orders. In our Southeast homebuilding reporting segment, net order value rose 22% year over year as a result of a 22% increase in net orders, with the average selling price of those orders essentially flat. The overall average selling price of our net orders in the 2018 first quarter was flat compared to the prior year due to the geographic mix of our net orders, as the net order average selling prices increased in three of our four homebuilding reporting segments. Our cancellation rate as a percentage of gross orders for the three months ended February 28, 2018 improved from the year-earlier quarter.
Backlog. The number of homes in our backlog at February 28, 2018 rose 4% from February 28, 2017. The potential future housing revenues in our backlog at February 28, 2018 grew 10% from February 28, 2017, reflecting both the larger number of homes in our backlog and the higher average selling price of those homes. The average selling price of our homes in backlog increased 5% year over year. The growth in our backlog value reflected year-over-year increases in all four of our homebuilding reporting segments.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2018 first quarter decreased 7% from the year-earlier period, largely due to the increased community openings in the quarter being more than offset by a higher number of community closeouts. Our net order absorption rate per community increased 17%, to 4.2 per month, reflecting the continued strong housing demand dynamics in most of our served markets.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2018	2017
Revenues:
Housing	$866,540	$810,947
Land	2,665	5,299
Total	869,205	816,246
Costs and expenses:
Construction and land costs
Housing	(727,080)	(692,787)
Land	(2,398)	(5,293)
Total	(729,478)	(698,080)
Selling, general and administrative expenses	(95,724)	(92,889)
Total	(825,202)	(790,969)
Operating income	$44,003	$25,277
Homes delivered	2,223	2,224
Average selling price	$389,800	$364,600
Housing gross profit margin as a percentage of housing revenues	16.1%	14.6%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	16.7%	15.1%
Adjusted housing gross profit margin as a percentage of housing revenues	21.4%	19.9%
Selling, general and administrative expenses as a percentage of housing revenues	11.0%	11.5%
Operating income as a percentage of homebuilding revenues	5.1%	3.1%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of February 28, 2018, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended February 28,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2018	2017	2018	2017	2018	2017
West Coast	592	606	807	826	12%	13%
Southwest	500	407	568	456	16	20
Central	821	861	996	960	26	29
Southeast	310	350	413	338	22	30
Total	2,223	2,224	2,784	2,580	20%	23%

	Three Months Ended February 28,
	Net Order Value			Average Community Count
Segment	2018	2017	Variance	2018	2017	Variance
West Coast	$580,422	$583,503	(1)%	52	64	(19)%
Southwest	176,942	131,731	34	36	40	(10)
Central	299,928	274,883	9	94	91	3
Southeast	115,800	95,305	22	40	43	(7)
Total	$1,173,092	$1,085,422	8%	222	238	(7)%

	February 28,
	Backlog – Homes			Backlog – Value
Segment	2018	2017	Variance	2018	2017	Variance
West Coast	1,097	1,133	(3)%	$800,065	$754,511	6%
Southwest	1,156	853	36	352,560	241,917	46
Central	1,957	2,078	(6)	599,690	596,813	—
Southeast	762	712	7	214,368	200,323	7
Total	4,972	4,776	4%	$1,966,683	$1,793,564	10%
Revenues. Homebuilding revenues for the three months ended February 28, 2018 rose 6% from the year-earlier period to $869.2 million, reflecting an increase in housing revenues that was partly offset by a decrease in revenues from land sales.
Housing revenues for the three months ended February 28, 2018 grew 7% year over year to $866.5 million, due to a 7% increase in the overall average selling price of homes delivered to $389,800, as the number of homes delivered remained essentially the same as in the year-earlier period. The rise in the overall average selling price reflected our continued strategic actions to position our new home communities in attractive locations; higher median home selling prices; our actions to balance home sales pace and selling prices within our communities to enhance their performance; and generally favorable market conditions.
Land sale revenues totaled $2.7 million for the three months ended February 28, 2018 and $5.3 million for the three months ended February 28, 2017. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income increased 74% to $44.0 million for the three months ended February 28, 2018. Homebuilding operating income for the 2018 first quarter included total inventory-related charges of $5.0 million, compared to $4.0 million in the corresponding 2017 quarter. As a percentage of homebuilding revenues, our homebuilding operating income for the three months ended February 28, 2018 increased 200 basis points year over year to 5.1%. Excluding inventory-related charges, our homebuilding operating income margin was 5.6% for the three months ended February 28, 2018 and 3.6% for the three months ended February 28, 2017.
The year-over-year improvement in our homebuilding operating income for the three-month period ended February 28, 2018 primarily reflected an increase in housing gross profits that was partly offset by an increase in selling, general and administrative expenses.
Housing gross profits increased to $139.5 million for the three months ended February 28, 2018 from $118.2 million for the year-earlier period. Our housing gross profit margin for the 2018 first quarter increased 150 basis points year over year to 16.1%, primarily reflecting the impact of our community-specific action plans, including strategic selling price increases calibrated with demand, and homes delivered from newer, higher-margin communities, partly offset by deliveries from lower-margin reactivated communities and increases in land, trade labor and material costs. The combination of these factors resulted in the year-over-year improvement, as overall construction and land costs as a percentage of housing revenues declined (approximately 150 basis points), while decreases in the amortization of previously capitalized interest (approximately 10 basis points) and sales incentives (approximately 10 basis points), were offset by higher inventory-related charges (approximately 10 basis points) and decreased operating leverage on fixed costs (approximately 10 basis points).

Excluding the amortization of previously capitalized interest associated with housing operations of $41.4 million and $38.9 million in the three-month periods ended February 28, 2018 and 2017, respectively, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin improved 150 basis points from the year-earlier quarter to 21.4%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2018 first quarter rose to $95.7 million from $92.9 million for the year-earlier quarter, mainly due to higher variable expenses associated with the year-over-year increase in housing revenues that were partly offset by legal recoveries and favorable legal settlements. As a percentage of housing revenues, selling, general and administrative expenses improved 50 basis points from the prior-year period to 11.0% for the three months ended February 28, 2018, largely due to the increased housing revenues, and our ongoing efforts to contain our overhead costs to the extent possible, as well as legal recoveries and favorable legal settlements.
Land sale profits totaled $.3 million for the three months ended February 28, 2018, compared to break-even results for the year-earlier period.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventories as of February 28, 2018 within five years. The following table presents as of February 28, 2018, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
Inventories	$1,853.5	54%	$1,254.3	36%	$267.8	8%	$66.0	2%	$3,441.6
The inventories in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments. These categories collectively represented 90% of our total inventories at February 28, 2018 and 93% at November 30, 2017. Inventories in the 6-10 years category were also located in all of our homebuilding reporting segments, though largely in our West Coast and Central segments, while inventories in the greater than 10 years category were primarily located in our Southwest segment. The inventories in the 6-10 years and greater than 10 years categories were generally comprised of land held for future development.
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
We believe that the carrying value of our inventories as of February 28, 2018 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses and, as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as specific attributes or circumstances of each community or land parcel in our inventory that could be indicators of potential impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.

Interest Income. Interest income, which is generated from short-term investments, totaled $1.0 million for the three months ended February 28, 2018 and $.2 million for the three months ended February 28, 2017. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month period ended February 28, 2018 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period. As a result, we had no interest expense for the three-month period ended February 28, 2018, compared to $6.3 million, net of amounts capitalized, for the three-month period ended February 28, 2017. Our interest expense for the three-month period ended February 28, 2017 included a charge of $5.7 million for the early extinguishment of debt associated with our optional redemption of $100.0 million in aggregate principal amount of certain senior notes.
Interest incurred decreased to $39.9 million for the three months ended February 28, 2018 from $50.1 million for the year-earlier period, due to the lower average debt level in the current period and the above-mentioned charge for the early extinguishment of debt in the year-earlier period. The lower average debt level in the current period reflected our repayment of $265.0 million in aggregate principal amount of senior notes during 2017, including the above-mentioned optional redemption in the 2017 first quarter, using internally generated funds. We capitalized all of the interest incurred in the three months ended February 28, 2018, compared to $43.8 million of interest capitalized in the corresponding 2017 period. For the three months ended February 28, 2017, the percentage of interest capitalized, excluding the charge for the early extinguishment of debt, was 99%. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization and the amount of debt outstanding.
Interest amortized to construction and land costs associated with housing operations increased to $41.4 million for the three months ended February 28, 2018 from $38.9 million for the year-earlier period. The year-over-year increase in interest amortized for the three-month period ended February 28, 2018 reflected increases in the overall construction and land costs attributable to homes delivered. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 4.7% and 4.8% for the three months ended February 28, 2018 and 2017, respectively. Interest amortized to construction and land costs in the 2018 and 2017 first quarters included $1.0 million and $.5 million, respectively, related to land sales that occurred during each period.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $.8 million for the three months ended February 28, 2018, compared to equity in income of unconsolidated joint ventures of $.7 million for the three months ended February 28, 2017. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

NON-GAAP FINANCIAL MEASURES
This report contains information about our adjusted income tax expense, adjusted net income, adjusted diluted earnings per share, adjusted effective tax rate, adjusted housing gross profit margin, and ratio of net debt to capital, none of which are calculated in accordance with GAAP. We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because they are not calculated in accordance with GAAP, these non-GAAP financial measures may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted Income Tax Expense, Adjusted Net Income, Adjusted Diluted Earnings Per Share and Adjusted Effective Tax Rate. The following table reconciles our income tax expense, net loss, diluted loss per share and effective tax rate calculated in accordance with GAAP to the non-GAAP financial measures of adjusted income tax expense, adjusted net income, adjusted diluted earnings per share and adjusted effective tax rate, respectively (in thousands, except per share amounts):

	Three Months Ended February 28,
	2018			2017
	As Reported	Adjustment for TCJA	As Adjusted	As Reported
Total pretax income	$46,045	$—	$46,045	$21,459
Income tax expense (a)	(117,300)	111,200	(6,100)	(7,200)
Net income (loss)	$(71,255)	$111,200	$39,945	$14,259
Diluted earnings (loss) per share	$(.82)		$.40	$.15
Weighted average shares outstanding — diluted	87,155		101,401	96,273
Effective tax rate (a)	254.8%		13.2%	33.6%

(a)
For the three months ended February 28, 2018, income tax expense and adjusted income tax expense, as well as the related effective tax rate and adjusted effective tax rate, include the favorable impacts of the reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, $4.0 million of federal energy tax credits we earned from building energy efficient homes, and $2.2 million of excess tax benefits from stock-based compensation as a result of our adoption of ASU 2016-09, effective December 1, 2017.

Our adjusted income tax expense, adjusted net income, adjusted diluted earnings per share and adjusted effective tax rate are non-GAAP financial measures, which we calculate by excluding a non-cash charge of $111.2 million recorded in the 2018 first quarter, from our reported income tax expense, net loss, diluted loss per share and effective tax rate, respectively. This charge was primarily due to our accounting re-measurement of our deferred tax assets based on the above-noted reduction in the federal corporate income tax rate under the TCJA. The most directly comparable GAAP financial measures are our income tax expense, net loss, diluted loss per share and effective tax rate. We believe that these non-GAAP measures are meaningful to investors as they allow for an evaluation of our operating results without the impact of the TCJA-related charge.

Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended February 28,
	2018	2017
Housing revenues	$866,540	$810,947
Housing construction and land costs	(727,080)	(692,787)
Housing gross profits	139,460	118,160
Add: Inventory-related charges (a)	4,985	4,008
Housing gross profits excluding inventory-related charges	144,445	122,168
Add: Amortization of previously capitalized interest (b)	41,369	38,873
Adjusted housing gross profits	$185,814	$161,041
Housing gross profit margin as a percentage of housing revenues	16.1%	14.6%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	16.7%	15.1%
Adjusted housing gross profit margin as a percentage of housing revenues	21.4%	19.9%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	February 28, 2018	November 30, 2017
Notes payable	$2,359,570	$2,324,845
Stockholders’ equity	1,852,722	1,926,311
Total capital	$4,212,292	$4,251,156
Ratio of debt to capital	56.0%	54.7%

	February 28, 2018	November 30, 2017
Notes payable	$2,359,570	$2,324,845
Less: Cash and cash equivalents	(560,255)	(720,630)
Net debt	1,799,315	1,604,215
Stockholders’ equity	1,852,722	1,926,311
Total capital	$3,652,037	$3,530,526
Ratio of net debt to capital	49.3%	45.4%

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
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2018	2017	Variance
Revenues	$386,652	$355,832	9%
Construction and land costs	(327,760)	(307,622)	(7)
Selling, general and administrative expenses	(26,997)	(24,460)	(10)
Operating income	$31,895	$23,750	34%

Homes delivered	592	606	(2	) %
Average selling price	$652,800	$587,200	11%
Housing gross profit margin	15.2%	13.5%	170	bps
This segment’s revenues for the three months ended February 28, 2018 were generated from both housing operations and land sales, while its revenues for the three months ended February 28, 2017 were generated solely from housing operations. Housing revenues for the 2018 first quarter grew 9% to $386.5 million. The housing revenue growth in 2018 reflected an increase in the average selling price, partly offset by a decrease in the number of homes delivered. The average selling price of homes delivered during the three months ended February 28, 2018 rose from the corresponding 2017 period due to a shift in product and geographic mix; our actions to balance home sales pace and selling prices within our communities to enhance their performance; and generally favorable market conditions. The decrease in the number of homes delivered in the three-month period ended February 28, 2018 primarily reflected the lower backlog level at the beginning of 2018. For the three-month period ended February 28, 2018, this segment generated land sale revenues of $.2 million which consisted of contingent consideration (profit participation revenues) realized during the period.
Operating income for the three months ended February 28, 2018 increased by $8.1 million, or 34%, from the year-earlier period, primarily reflecting growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. Housing gross profits increased as a result of a 170 basis point improvement in the housing gross profit margin that was partially offset by a decrease in the number of homes delivered. The year-over-year growth in the housing gross profit margin mainly reflected the impact of our community-specific action plans, including strategic selling price increases calibrated with demand; a shift in product and geographic mix, with a higher proportion of homes delivered from newer, higher-margin communities; and a decrease in construction and land costs as a percentage of housing revenues. These impacts were partly offset by an increase in inventory-related charges, which totaled $4.9 million in the 2018 first quarter, compared to $.8 million in the year-earlier quarter. Land sales generated profits of $.2 million for the three months ended February 28, 2018, reflecting the above-mentioned contingent consideration. Selling, general and administrative expenses for the three months ended February 28, 2018 increased from the year-earlier period, primarily due to higher variable expenses associated with the increased housing revenues.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2018	2017	Variance
Revenues	$151,899	$117,636	29%
Construction and land costs	(124,608)	(99,738)	(25)
Selling, general and administrative expenses	(11,774)	(10,454)	(13)
Operating income	$15,517	$7,444	108%

Homes delivered	500	407	23%
Average selling price	$303,800	$289,000	5%
Housing gross profit margin	18.0%	15.2%	280	bps
This segment’s revenues for the three months ended February 28, 2018 and 2017 were generated solely from housing operations. Housing revenues for the three months ended February 28, 2018 increased 29% from the corresponding year-earlier period, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered primarily reflected the higher number of homes in backlog at the beginning of the 2018 period. The year-over-year increase in the number of homes delivered for the three months ended February 28, 2018 was attributable to both our Arizona and Nevada operations. The average selling price for the three months ended February 28, 2018 rose from the year-earlier period primarily due to a shift in product and geographic mix and generally favorable market conditions.
Operating income for the three months ended February 28, 2018 more than doubled from the corresponding 2017 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected an increase in the number of homes delivered and a 280 basis point increase in the housing gross profit margin. The increase in the housing gross profit margin was largely due to a higher proportion of homes delivered from newer, higher-margin communities, and reflected a decrease in construction and land costs as a percentage of housing revenues and the absence of inventory-related charges in the 2018 first quarter, partly offset by an increase in homes delivered from reactivated communities, which typically have lower margins. In the 2017 first quarter, the housing gross profit margin was impacted by $1.3 million of inventory-related charges. Selling, general and administrative expenses for the 2018 first quarter increased from the corresponding 2017 quarter, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues, partially offset by legal recoveries. Sales incentives as a percentage of housing revenues in the three months ended February 28, 2018 decreased from the year-earlier period.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2018	2017	Variance
Revenues	$244,181	$242,256	1%
Construction and land costs	(201,134)	(198,467)	(1)
Selling, general and administrative expenses	(23,954)	(23,957)	—
Operating income	$19,093	$19,832	(4	) %

Homes delivered	821	861	(5	) %
Average selling price	$294,700	$275,500	7%
Housing gross profit margin	17.8%	18.5%	(70	)bps

This segment’s revenues for the three months ended February 28, 2018 and 2017 were generated from both housing operations and land sales. Housing revenues for the 2018 first quarter increased 2% to $241.9 million from $237.2 million for the year-earlier quarter. The housing revenue growth in the current period reflected an increase in the average selling price that was partly offset by a decrease in the number of homes delivered. The average selling price for the three months ended February 28, 2018 rose from the corresponding 2017 period, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix, and generally favorable market conditions. The year-over-year decline in the number of homes delivered in the three-month period ended February 28, 2018 primarily reflected the lower backlog level at the beginning of the 2018 period and was attributable to our Texas operations. Land sale revenues for the three months ended February 28, 2018 and 2017 totaled $2.3 million and $5.0 million, respectively.
Operating income for the three months ended February 28, 2018 declined $.7 million from the year-earlier period, mainly due to a decrease in housing gross profits. Housing gross profits decreased due to the lower volume of homes delivered, and a decline in the housing gross profit margin. The housing gross profit margin declined from the year-earlier quarter primarily due to higher construction and land costs as a percentage of housing revenues and a shift in product mix of homes delivered, partly offset by a decrease in sales incentives. Land sales generated profits of $.1 million in the three months ended February 28, 2018, compared to break-even results for the year-earlier period. Selling, general and administrative expenses for the 2018 first quarter were essentially flat with the year-earlier quarter.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2018	2017	Variance
Revenues	$86,473	$100,522	(14	) %
Construction and land costs	(74,322)	(90,977)	18
Selling, general and administrative expenses	(10,831)	(11,691)	7
Operating income (loss)	$1,320	$(2,146)	(a)

Homes delivered	310	350	(11	) %
Average selling price	$278,200	$286,400	(3	) %
Housing gross profit margin	14.1%	9.5%	460	bps

(a)	Percentage not meaningful.
This segment’s revenues for the three months ended February 28, 2018 and 2017 were generated from both housing operations and land sales. Housing revenues for the three months ended February 28, 2018 declined 14% to $86.3 million from $100.2 million in the year-earlier period, reflecting decreases in both the number of homes delivered and the average selling price of those homes. The year-over-year decline in the number of homes delivered in the three-month period ended February 28, 2018 primarily reflected the lower backlog level at the beginning of the 2018 period, and the wind down of our Metro Washington, D.C. operations in 2017. The year-over-year decrease in the average selling price for the three months ended February 28, 2018 was primarily due to our exit from the Metro Washington, D.C. market, which had a higher average selling price than the rest of the segment. Land sale revenues for the three months ended February 28, 2018 and 2017 totaled $.2 million and $.3 million, respectively.
Operating income for the three months ended February 28, 2018 improved from an operating loss in the prior-year period due to an increase in housing gross profits and a decrease in selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected a 460 basis point improvement in housing gross profit margin, partly offset by a decrease in the number of homes delivered. The housing gross profit margin increased primarily due to a higher proportion of homes delivered from newer, higher-margin communities, lower overall construction and land costs as a percentage of housing revenues and the absence of inventory-related charges in the current period, partly offset by a decrease in operating leverage from the lower volume of homes delivered and corresponding lower housing revenues. For the three-month period ended February 28, 2017, inventory-related charges impacting the housing gross profit margin totaled $1.9 million. Sales incentives as a percentage of housing revenues in the 2018 first quarter decreased slightly from the year-earlier quarter. Land sales generated nominal income for the quarter ended February 28, 2018. Selling, general and administrative expenses decreased in the 2018 first quarter from the year-earlier period, primarily due to favorable legal settlements in the current period.

FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended February 28,
	2018	2017
Revenues	$2,418	$2,350
Expenses	(953)	(819)
Equity in income of unconsolidated joint ventures	419	29
Pretax income	$1,884	$1,560
Revenues. Financial services revenues for the three months ended February 28, 2018 totaled $2.4 million, essentially even with the year-earlier period as an increase in insurance commissions was offset by a decrease in title services revenues.
Expenses. General and administrative expenses totaled $1.0 million and $.8 million for three-month periods ended February 28, 2018 and February 28, 2017, respectively.
Equity in Income of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $.4 million for the three months ended February 28, 2018 and a nominal amount for the three months ended February 28, 2017. The equity in income of unconsolidated joint ventures for each period was solely related to KBHS’ operations. The year-over-year change for the three months ended February 28, 2018 primarily reflected the commencement of KBHS’ operations during 2017, as described below.
In the 2016 fourth quarter, a subsidiary of ours and a subsidiary of Stearns entered into an agreement to form KBHS, an unconsolidated mortgage banking joint venture to offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns each have a 50.0% ownership interest in KBHS, with Stearns providing management oversight of KBHS’ operations. KBHS was operational in all of our served markets as of June 2017. Our financial services reporting segment is separately reported in our consolidated financial statements.
Based on the number of homes delivered in the three months ended February 28, 2018, approximately 50% of our homebuyers who obtained mortgage financing used KBHS to finance the purchase of their home. KBHS did not have a significant impact on our consolidated statement of operations in the three months ended February 28, 2017 as it was not yet operational in all of our served markets.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended February 28,
	2018	2017
Income tax expense	$117,300	$7,200
Effective tax rate	254.8%	33.6%
Our income tax expense and effective tax rate for the three months ended February 28, 2018 included a non-cash charge of $111.2 million for TCJA-related impacts, as discussed in Note 12 – Income Taxes in the Notes to Consolidated Financial Statements in this report; the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $4.0 million that we earned from building energy efficient homes; and excess tax benefits of $2.2 million related to stock-based compensation due to our adoption of ASU 2016-09, as further described in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report. The TCJA requires us to use a blended federal tax rate for our 2018 fiscal year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, our 2018 annual federal statutory tax rate has been reduced to 22.2%. The federal energy tax credits for the three months ended February 28, 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.

Our income tax expense for the three months ended February 28, 2017 included the favorable net impact of federal energy tax credits of $1.1 million that we earned from building energy efficient homes through December 31, 2016.
Excluding the above-mentioned charge of $111.2 million, our adjusted income tax expense and adjusted effective tax rate for the three months ended February 28, 2018 were $6.1 million and 13.2%, respectively. The calculations of adjusted income tax expense and adjusted effective tax rate are described above under “Non-GAAP Financial Measures.” Without the above-mentioned federal energy tax credits and excess tax benefits, our adjusted effective tax rate for the three months ended February 28, 2018 would have approximated 27%.
As a result of adopting ASU 2016-09, effective December 1, 2017, we expect volatility in our income tax expense in future periods, the magnitude of which will depend on, among other factors, the price of our common stock and the timing and volume of stock-based compensation award activity, such as employee exercises of stock options and the vesting of restricted stock awards and PSUs.
At February 28, 2018 and November 30, 2017, we had deferred tax assets of $543.5 million and $657.2 million, respectively, that were partly offset by valuation allowances of $26.9 million and $23.6 million, respectively. The deferred tax asset valuation allowances as of February 28, 2018 and November 30, 2017 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. In the three months ended February 28, 2018, we established a federal deferred tax asset valuation allowance of $3.3 million due to the sequestration of refundable AMT credits.
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
Our investments in land and land development totaled $465.0 million for the three months ended February 28, 2018, compared to $302.1 million for the corresponding 2017 period. Approximately 61% of our total investments in the three months ended February 28, 2018 related to land acquisition, compared to approximately 44% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first three months of 2018 and 2017, approximately 68% and 55%, respectively, of these investments were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in 2018 and beyond.

The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	February 28, 2018		November 30, 2017		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	11,532	$1,741,481	11,343	$1,595,588	189	$145,893
Southwest	8,641	542,333	9,085	551,387	(444)	(9,054)
Central	19,146	792,147	19,061	768,232	85	23,915
Southeast	6,900	365,613	6,882	348,179	18	17,434
Total	46,219	$3,441,574	46,371	$3,263,386	(152)	$178,188
The carrying value of the lots owned or controlled under land option contracts and other similar contracts at February 28, 2018 increased from November 30, 2017 primarily due to the investments in land and land development we made during the three months ended February 28, 2018, and an increase in the number of homes under construction, reflecting our higher backlog level. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 21% at February 28, 2018, compared to 25% at November 30, 2017. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
We ended our 2018 first quarter with $560.3 million of cash and cash equivalents, compared to $720.6 million at November 30, 2017. The majority of our cash and cash equivalents at February 28, 2018 and November 30, 2017 was invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	February 28, 2018	November 30, 2017	Variance
Mortgages and land contracts due to land sellers and other loans	$43,538	$10,203	$33,335
Senior notes	2,087,158	2,086,070	1,088
Convertible senior notes	228,874	228,572	302
Total	$2,359,570	$2,324,845	$34,725
Our financial leverage, as measured by the ratio of debt to capital, was 56.0% at February 28, 2018, compared to 54.7% at November 30, 2017. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at February 28, 2018 was 49.3%, compared to 45.4% at November 30, 2017.
LOC Facility. We had no letters of credit outstanding under the LOC Facility at February 28, 2018 or November 30, 2017.
Unsecured Revolving Credit Facility. We have a $500.0 million Credit Facility that will mature on July 27, 2021. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2018, we had no cash borrowings and $36.9 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 28, 2018, we had $463.1 million available for cash borrowings under the Credit Facility, with up to $213.1 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the three months ended February 28, 2018 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2017.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 28, 2018:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.32 billion	$1.85 billion
Leverage Ratio	<	.650	.560
Interest Coverage Ratio (a)	>	1.500	3.433
Minimum liquidity (a)	>	$163.7 million	$560.3 million
Investments in joint ventures and non-guarantor subsidiaries	<	$475.4 million	$122.9 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$584.3 million

(a)
Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of February 28, 2018, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

The indenture governing our senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. In addition, our senior notes, with the exception of the 7 1/4% Senior Notes due 2018, contain certain limitations related to mergers, consolidations, and sales of assets.
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
As of February 28, 2018, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2018, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $43.5 million, secured primarily by the underlying property, which had an aggregate carrying value of $130.9 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In January 2018, Standard and Poor’s Financial Services upgraded our rating to BB- from B+, and revised the rating outlook to stable from positive.
Consolidated Cash Flows. The following table presents a summary of net cash used in our operating, investing and financing activities (in thousands):

	Three Months Ended February 28,
	2018	2017
Net cash used in:
Operating activities	$(141,680)	$(77,042)
Investing activities	(8,850)	(8,658)
Financing activities	(9,525)	(154,850)
Net decrease in cash and cash equivalents	$(160,055)	$(240,550)
Operating Activities. Operating activities used net cash of $141.7 million in the three months ended February 28, 2018, and $77.0 million in the three months ended February 28, 2017. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.

Our net cash used by operating activities for the three months ended February 28, 2018 mainly reflected net cash of $135.3 million used for investments in inventories, a net decrease in accounts payable, accrued expenses and other liabilities of $54.0 million, and a net increase in receivables of $6.0 million, partly offset by our net loss of $71.3 million adjusted for various non-cash items, including a net decrease of $117.1 million in our deferred tax assets. In the three months ended February 28, 2017, our net cash used in operating activities largely reflected a net decrease in accounts payable, accrued expenses and other liabilities of $64.1 million, net cash of $36.9 million used for investments in inventories, and a net increase in receivables of $6.8 million, partly offset by net income of $14.3 million.
Investing Activities. Investing activities used net cash of $8.9 million in the three months ended February 28, 2018 and $8.7 million in the year-earlier period. In the three months ended February 28, 2018, our uses of cash included $8.0 million for contributions to unconsolidated joint ventures and $1.9 million for net purchases of property and equipment. These uses of cash were partially offset by a $1.1 million return of investments in unconsolidated joint ventures. In the three months ended February 28, 2017, the net cash used for investing activities reflected $8.8 million for contributions to unconsolidated joint ventures and $1.0 million for net purchases of property and equipment, which were partially offset by a $1.1 million return of investments in unconsolidated joint ventures.
Financing Activities. Financing activities used net cash of $9.5 million in the three months ended February 28, 2018 and $154.9 million in the three months ended February 28, 2017. The year-over-year decrease was mainly due to both the repayment of senior notes and a higher amount of payments on mortgages and land contracts due to land sellers and other loans included in the 2017 period. In the three months ended February 28, 2018, cash was used for tax payments associated with stock-based compensation awards of $6.8 million, payments on mortgages and land contracts due to land sellers and other loans of $3.4 million and dividend payments on our common stock of $2.3 million. The cash used was partly offset by $2.9 million of issuances of common stock under employee stock plans. In the three months ended February 28, 2017, cash was used for our optional early redemption of $100.0 million in aggregate principal amount of certain senior notes, payments on mortgages and land contracts due to land sellers and other loans of $45.4 million, tax payments associated with stock-based compensation awards of $2.5 million and dividend payments on our common stock of $2.2 million. The cash used was partly offset by $.7 million of issuances of common stock under employee stock plans.
During the three months ended February 28, 2018 and 2017, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
We believe we have adequate capital resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire assets and land, to use and/or develop acquired assets and land, to construct homes, to finance our financial services operations and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return standards, in the remainder of 2018, we may use or redeploy our cash resources or cash borrowings under the Credit Facility to support other business purposes that are aligned with our primary strategic growth goals. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding common stock. They may also include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, as well as potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land and land development investment targets, to complete strategic transactions and for other business purposes and/or to effect repurchases or additional redemptions of our outstanding senior notes or other debt. The amounts involved in these transactions, if any, may be material. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $162.0 million at February 28, 2018 and $168.8 million at November 30, 2017. Our investments in unconsolidated joint ventures totaled $68.2 million at February 28, 2018 and $64.8 million at November 30, 2017. As of February 28, 2018, two of our unconsolidated joint ventures had outstanding secured debt totaling $14.5 million under separate construction loan agreements with different third-party lenders to finance their respective land development activities. The outstanding secured debt under these agreements is non-recourse to us, with $14.1 million scheduled to mature in August 2018 and the remainder scheduled to mature in February 2020. At November 30, 2017, these unconsolidated joint ventures had outstanding secured debt of $20.0 million. None of our other unconsolidated joint ventures had any outstanding debt at February 28, 2018 or November 30, 2017. While we and our partners in the unconsolidated joint ventures that have the construction loan agreements provide certain guarantees and indemnities to the applicable lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt of these unconsolidated joint ventures. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt of these unconsolidated joint ventures is material to our consolidated financial statements. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at February 28, 2018 and November 30, 2017 was a VIE, but we were not the primary beneficiary of this VIE. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Of the 365 unconsolidated joint venture lots controlled under land option and other similar contracts at February 28, 2018, we are committed to purchase 67 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next three years for an aggregate purchase price of approximately $30.0 million under agreements that we entered into with the joint venture in 2016.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At February 28, 2018, we had total cash deposits of $44.6 million to purchase land having an aggregate purchase price of $929.2 million. At November 30, 2017, we had total deposits of $64.7 million to purchase land having an aggregate purchase price of $1.09 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at February 28, 2018, we estimate the remaining purchase price to be paid would be as follows: 2018 – $569.3 million; 2019 – $129.6 million; 2020 – $61.4 million; 2021 – $36.3 million; 2022 – $24.4 million; and thereafter – $63.6 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $31.3 million at February 28, 2018 and $26.8 million at November 30, 2017. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of February 28, 2018 and November 30, 2017 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluated our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $14.2 million at February 28, 2018 and $5.7 million at November 30, 2017, as further discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report.
Contractual Obligations. There have been no significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2017.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2018 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2017.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.

Outlook
For the remainder of 2018, we intend to continue to execute on our Returns-Focused Growth Plan, which is described in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended November 30, 2017 and is expected to help drive our profitable growth during the year. Our present 2018 outlook is as follows:
2018 Second Quarter:

•
We expect to generate housing revenues in the range of $990 million to $1.05 billion, compared to $995.7 million in the year-earlier quarter, primarily reflecting an anticipated higher overall average selling price in the range of $400,000 to $405,000.

•	We expect our housing gross profit margin to be in the range of 16.8% to 17.2%, assuming no inventory-related charges.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.6% to 11.1%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to be in the range of 5.9% to 6.4%.

•	We expect an effective tax rate of approximately 27%.

•	We expect a diluted weighted average share count of approximately 101.5 million.

•	We expect our average community count for the second quarter will be down by a mid-single digit percentage as compared to the 2017 second quarter.
2018 Full-Year:

•
We expect our housing revenues to be in the range of $4.55 billion to $4.85 billion, an increase from $4.3 billion in 2017, and anticipate our average selling price to be in the range of $400,000 to $410,000, roughly even with 2017.

•	We expect our housing gross profit margin, excluding inventory-related charges, to be in the range of 17.4% to 17.9%.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.7% to 10.0%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to be in the range of 7.4% to 8.0%.

•	We expect a diluted weighted average share count of approximately 101.5 million.

•	We expect our ending community count to be up slightly compared to 2017.

•	We expect our average community count to be between flat and down 5% compared to 2017.
We believe we are well positioned to achieve our financial and operational targets for 2018 due to, among other things, our backlog levels at February 28, 2018, our planned new home community openings, community reactivations and investments in land and land development, as well as continued strengthening of demand from first-time homebuyers and current positive economic and demographic trends, to varying degrees, in many of our served markets.
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

•	changes in existing tax laws or enacted corporate income tax rates, including those resulting from regulatory guidance and interpretations issued with respect to the TCJA;

•	the availability and cost of land in desirable areas;

•	our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred;

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

•	income tax expense volatility associated with stock-based compensation;

•	the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services;

•	the performance of mortgage lenders to our homebuyers;

•	the performance of KBHS;

•	information technology failures and data security breaches; and

•	other events outside of our control.
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2017 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2017. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2017.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2018.
There were no changes in our internal control over financial reporting during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 16 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended February 28, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
December 1-31	—	$—	—	1,627,000
January 1-31	—	—	—	1,627,000
February 1-28	217,006	$31.28	—	1,627,000
Total	217,006	$31.28	—
In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of February 28, 2018, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. During the three months ended February 28, 2018, no shares were repurchased pursuant to this authorization.
The shares purchased during the three months ended February 28, 2018, as reflected in the above table, were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of PSUs. These transactions are not considered repurchases under the board of directors’ authorization.
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

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months ended February 28, 2018 and 2017, (b) Consolidated Balance Sheets as of February 28, 2018 and November 30, 2017, (c) Consolidated Statements of Cash Flows for the three months ended February 28, 2018 and 2017, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	April 6, 2018	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 6, 2018	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)