Form 10-Q
period 2018-05-31
KB HOME
filed 2018-07-06
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2018.
There were 87,688,801 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2018. The registrant’s grantor stock ownership trust held an additional 8,460,265 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Total revenues	$1,101,423	$1,002,794	$1,973,046	$1,821,390
Homebuilding:
Revenues	$1,098,673	$1,000,072	$1,967,878	$1,816,318
Construction and land costs	(911,244)	(846,596)	(1,640,722)	(1,544,676)
Selling, general and administrative expenses	(113,231)	(103,917)	(208,955)	(196,806)
Operating income	74,198	49,559	118,201	74,836
Interest income	1,278	202	2,281	400
Interest expense	—	—	—	(6,307)
Equity in income (loss) of unconsolidated joint ventures	(322)	(596)	(1,167)	135
Homebuilding pretax income	75,154	49,165	119,315	69,064
Financial services:
Revenues	2,750	2,722	5,168	5,072
Expenses	(957)	(816)	(1,910)	(1,635)
Equity in income of unconsolidated joint ventures	1,361	911	1,780	940
Financial services pretax income	3,154	2,817	5,038	4,377
Total pretax income	78,308	51,982	124,353	73,441
Income tax expense	(21,000)	(20,200)	(138,300)	(27,400)
Net income (loss)	$57,308	$31,782	$(13,947)	$46,041
Earnings (loss) per share:
Basic	$.65	$.37	$(.16)	$.54
Diluted	$.57	$.33	$(.16)	$.49
Weighted average shares outstanding:
Basic	87,581	85,445	87,370	85,285
Diluted	101,159	97,732	87,370	96,975
Cash dividends declared per common share	$.025	$.025	$.050	$.050
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2018	November 30, 2017
Assets
Homebuilding:
Cash and cash equivalents	$669,798	$720,630
Receivables	275,620	244,213
Inventories	3,464,002	3,263,386
Investments in unconsolidated joint ventures	69,015	64,794
Deferred tax assets, net	495,969	633,637
Other assets	111,024	102,498
	5,085,428	5,029,158
Financial services	9,308	12,357
Total assets	$5,094,736	$5,041,515

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$230,606	$213,463
Accrued expenses and other liabilities	594,415	575,930
Notes payable	2,353,848	2,324,845
	3,178,869	3,114,238
Financial services	1,224	966
Stockholders’ equity:
Common stock	118,397	117,946
Paid-in capital	736,047	727,483
Retained earnings	1,717,248	1,735,695
Accumulated other comprehensive loss	(16,924)	(16,924)
Grantor stock ownership trust, at cost	(91,760)	(96,509)
Treasury stock, at cost	(548,365)	(541,380)
Total stockholders’ equity	1,914,643	1,926,311
Total liabilities and stockholders’ equity	$5,094,736	$5,041,515
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(13,947)	$46,041
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(613)	(1,075)
Distributions of earnings from unconsolidated joint ventures	5,147	—
Amortization of discounts and issuance costs	3,125	3,314
Depreciation and amortization	1,251	1,500
Deferred income taxes	137,668	27,100
Loss on early extinguishment of debt	—	5,685
Stock-based compensation	8,795	7,037
Inventory impairments and land option contract abandonments	11,511	10,009
Changes in assets and liabilities:
Receivables	(31,218)	(2,905)
Inventories	(152,799)	(100,520)
Accounts payable, accrued expenses and other liabilities	18,369	(54,673)
Other, net	(6,658)	(6,093)
Net cash used in operating activities	(19,369)	(64,580)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(11,600)	(11,105)
Return of investments in unconsolidated joint ventures	1,099	6,958
Purchases of property and equipment, net	(3,427)	(4,100)
Net cash used in investing activities	(13,928)	(8,247)
Cash flows from financing activities:
Repayment of senior notes	—	(105,326)
Payments on mortgages and land contracts due to land sellers and other loans	(10,494)	(61,640)
Issuance of common stock under employee stock plans	4,771	3,049
Payments of cash dividends	(4,500)	(4,341)
Tax payments associated with stock-based compensation awards	(6,787)	(2,543)
Net cash used in financing activities	(17,010)	(170,801)
Net decrease in cash and cash equivalents	(50,307)	(243,628)
Cash and cash equivalents at beginning of period	720,861	593,000
Cash and cash equivalents at end of period	$670,554	$349,372
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of May 31, 2018, the results of our consolidated operations for the three months and six months ended May 31, 2018 and 2017, and our consolidated cash flows for the six months ended May 31, 2018 and 2017. The results of our consolidated operations for the three months and six months ended May 31, 2018 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2017 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2017, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $465.2 million at May 31, 2018 and $481.1 million at November 30, 2017. At May 31, 2018 and November 30, 2017, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income (Loss). Our comprehensive income was $57.3 million for the three months ended May 31, 2018 and $31.8 million for the three months ended May 31, 2017. Our comprehensive loss for the six months ended May 31, 2018 was $13.9 million. For the six months ended May 31, 2017, our comprehensive income was $46.0 million. Our comprehensive income (loss) for each of the three-month and six-month periods ended May 31, 2018 and 2017 was equal to our net income (loss) for the respective periods.
Adoption of New Accounting Pronouncement. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of excess tax benefits on the statement of cash flows, treatment of forfeitures, and statutory withholding requirements. We adopted this guidance effective December 1, 2017. ASU 2016-09 requires excess tax benefits and deficiencies from stock-based compensation awards to be recognized prospectively in our consolidated statements of operations as a component of income tax expense, whereas these items were previously recorded in paid-in capital in our consolidated balance sheets. This guidance also requires excess tax benefits to be classified within operating activities in the consolidated statements of cash flows. We previously recognized excess tax benefits as a cash inflow from financing activities and a corresponding cash outflow from operating activities. In connection with the adoption of this guidance, we elected to continue to estimate forfeitures in calculating our stock-based compensation expense, rather than account for forfeitures as they occur. The impact of recognizing excess tax benefits and deficiencies in our consolidated statements of operations resulted in reductions in our income tax expense of $.2 million and $2.4 million for the three-month and six-month periods ended May 31, 2018, respectively. The remaining aspects of adopting this guidance did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue guidance in Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific revenue and cost guidance in the accounting standards codification, including some cost guidance related to construction-type and production-type contracts. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a principles-based, five-step model to be applied to contracts with customers in determining the timing and amount of revenue to recognize: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
ASU 2014-09 and its related amendments (collectively, “ASC 606”) are effective for us beginning December 1, 2018. We intend to adopt ASC 606 under the modified retrospective method applied to contracts that are not complete as of the date of adoption. As a result, we expect to record a cumulative adjustment to beginning retained earnings as of December 1, 2018. We do not expect the adoption of ASC 606 to have a material impact on our recognition of homebuilding revenues in our consolidated financial statements. The primary impacts to our consolidated financial statements are expected to be the following:

•
Within our homebuilding operations, ASC 606 will impact the classification and timing of recognition in our consolidated financial statements of certain community sales office, model and other marketing-related costs, which we currently capitalize to inventories and amortize through construction and land costs with each home delivered in a community. Under ASC 606, these costs will be capitalized to property and equipment and depreciated to selling, general and administrative expenses, or will be expensed when incurred. Upon adopting ASC 606, we will reclassify certain of these community sales office, model and other marketing-related costs from inventories to property and equipment in our consolidated financial statements. The change in the classification and timing of these costs will also result in lower construction and land costs, and higher selling, general and administrative expenses, as compared to amounts reported under the existing guidance. In addition, under ASC 606, forfeited customer deposits, which are currently reflected as other income, will be included in revenues.

•
Within our financial services operations, ASC 606 will impact the timing of recognition of insurance commissions for insurance policy renewals. We currently recognize insurance commissions for renewals as revenue only when policies are renewed. Under ASC 606, insurance commissions for estimated future policy renewals will be recognized as revenue when the customer executes an initial insurance policy with the insurance carrier. Upon adopting ASC 606, we will record a contract asset for the estimated future renewal commissions related to existing policies as of December 1, 2018.

We are in the process of quantifying the above-mentioned items. While individual financial statement line items may be affected, we currently believe the adoption of ASC 606 will not have a material impact on our consolidated net income. We are also continuing to evaluate the impact that adopting this guidance may have on other aspects of our business.
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
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for us beginning December 1, 2019, with early adoption permitted, but no earlier than our adoption of ASC 606. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

2.	Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of May 31, 2018, our homebuilding reporting segments conducted ongoing operations in the following states:
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

The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Revenues:
West Coast	$496,740	$460,600	$883,392	$816,432
Southwest	180,917	126,189	332,816	243,825
Central	313,806	292,746	557,987	535,002
Southeast	107,210	120,537	193,683	221,059
Total	$1,098,673	$1,000,072	$1,967,878	$1,816,318

Pretax income (loss):
West Coast	$51,883	$36,496	$83,476	$59,349
Southwest	20,577	9,949	35,554	18,621
Central	29,075	26,985	48,170	46,663
Southeast	787	479	2,107	(1,734)
Corporate and other	(27,168)	(24,744)	(49,992)	(53,835)
Total	$75,154	$49,165	$119,315	$69,064

Inventory impairment charges:
West Coast	$5,993	$3,144	$10,692	$3,144
Southwest	—	—	—	1,343
Central	—	—	—	—
Southeast	—	1,158	—	3,032
Total	$5,993	$4,302	$10,692	$7,519

Land option contract abandonments:
West Coast	$388	$1,044	$596	$1,835
Southwest	—	—	—	—
Central	145	518	223	518
Southeast	—	137	—	137
Total	$533	$1,699	$819	$2,490

	May 31, 2018	November 30, 2017
Inventories:
Homes under construction
West Coast	$749,329	$638,639
Southwest	191,888	179,240
Central	337,259	320,205
Southeast	119,314	98,764
Subtotal	1,397,790	1,236,848

	May 31, 2018	November 30, 2017
Land under development
West Coast	828,911	723,761
Southwest	289,784	309,672
Central	446,232	435,373
Southeast	196,390	182,533
Subtotal	1,761,317	1,651,339

Land held for future development or sale
West Coast	166,910	233,188
Southwest	62,101	62,475
Central	12,229	12,654
Southeast	63,655	66,882
Subtotal	304,895	375,199
Total	$3,464,002	$3,263,386

Assets:
West Coast	$1,926,823	$1,747,786
Southwest	588,196	586,666
Central	925,966	901,516
Southeast	406,066	359,307
Corporate and other	1,238,377	1,433,883
Total	$5,085,428	$5,029,158

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Revenues
Insurance commissions	$1,463	$1,408	$2,815	$2,618
Title services	1,287	1,314	2,353	2,449
Interest income	—	—	—	5
Total	2,750	2,722	5,168	5,072

Expenses
General and administrative	(957)	(816)	(1,910)	(1,635)
Operating income	1,793	1,906	3,258	3,437
Equity in income of unconsolidated joint ventures	1,361	911	1,780	940
Pretax income	$3,154	$2,817	$5,038	$4,377

	May 31, 2018	November 30, 2017
Assets
Cash and cash equivalents	$756	$231
Receivables	1,535	1,724
Investments in unconsolidated joint ventures	6,973	10,340
Other assets	44	62
Total assets	$9,308	$12,357
Liabilities
Accounts payable and accrued expenses	$1,224	$966
Total liabilities	$1,224	$966

4.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$57,308	$31,782	$(13,947)	$46,041
Less: Distributed earnings allocated to nonvested restricted stock	(12)	(14)	—	(29)
Less: Undistributed earnings allocated to nonvested restricted stock	(310)	(200)	—	(285)
Numerator for basic earnings (loss) per share	56,986	31,568	(13,947)	45,727
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	796	664	—	1,327
Add: Undistributed earnings allocated to nonvested restricted stock	310	200	—	285
Less: Undistributed earnings reallocated to nonvested restricted stock	(269)	(175)	—	(251)
Numerator for diluted earnings (loss) per share	$57,823	$32,257	$(13,947)	$47,088

Denominator:
Weighted average shares outstanding — basic	87,581	85,445	87,370	85,285
Effect of dilutive securities:
Share-based payments	5,176	3,885	—	3,288
Convertible senior notes	8,402	8,402	—	8,402
Weighted average shares outstanding — diluted	101,159	97,732	87,370	96,975
Basic earnings (loss) per share	$.65	$.37	$(.16)	$.54
Diluted earnings (loss) per share	$.57	$.33	$(.16)	$.49
We compute earnings (loss) per share using the two-class method, which is an allocation of earnings (losses) between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2018 or 2017.
For the three-month period ended May 31, 2018, outstanding stock options to purchase 1.6 million shares of our common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. For the six-month period ended May 31, 2018, all outstanding stock options, contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”), and the impact of our 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”), were excluded from the diluted loss per share calculation because the effect of their inclusion would be antidilutive. For the three-month and six-month periods ended May 31, 2017, outstanding stock options to purchase 3.6 million shares of our common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings (loss) per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.	Receivables
Receivables consisted of the following (in thousands):

	May 31, 2018	November 30, 2017
Due from utility companies, improvement districts and municipalities	$124,704	$113,744
Recoveries related to self-insurance and other legal claims	101,965	91,763
Refundable deposits and bonds	13,675	13,829
Recoveries related to warranty and other claims	3,028	4,073
Other	44,882	33,797
Subtotal	288,254	257,206
Allowance for doubtful accounts	(12,634)	(12,993)
Total	$275,620	$244,213

6.	Inventories
Inventories consisted of the following (in thousands):

	May 31, 2018	November 30, 2017
Homes under construction	$1,397,790	$1,236,848
Land under development	1,761,317	1,651,339
Land held for future development or sale (a)	304,895	375,199
Total	$3,464,002	$3,263,386
(a)    Land held for sale totaled $22.6 million at May 31, 2018 and $21.8 million at November 30, 2017.
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

Our interest costs were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Capitalized interest at beginning of period	$259,785	$311,111	$262,191	$306,723
Interest incurred (a)	39,924	43,344	79,868	93,423
Interest expensed (a)	—	—	—	(6,307)
Interest amortized to construction and land costs (b)	(52,433)	(50,471)	(94,783)	(89,855)
Capitalized interest at end of period (c)	$247,276	$303,984	$247,276	$303,984

(a)	Interest incurred and interest expensed for the six months ended May 31, 2017 included a charge of $5.7 million for the early extinguishment of debt.

(b)
Interest amortized to construction and land costs for the three months ended May 31, 2018 and 2017 included $3.1 million and $1.1 million, respectively, related to land sales during those periods. Interest amortized to construction and land costs for the six months ended May 31, 2018 and 2017 included $4.1 million and $1.6 million, respectively, related to land sales during those periods.

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
We evaluated 42 and 43 communities or land parcels for recoverability during the six months ended May 31, 2018 and 2017, respectively. The carrying value of those communities or land parcels evaluated during the six months ended May 31, 2018 and 2017 was $284.1 million and $381.1 million, respectively. The communities or land parcels evaluated during the six months ended May 31, 2018 and 2017 included certain communities or land parcels previously held for future development that were reactivated as part of our efforts to improve our asset efficiency under our Returns-Focused Growth Plan.
Based on the results of our evaluations, we recognized inventory impairment charges of $6.0 million for the three months ended May 31, 2018 and $10.7 million for the six months ended May 31, 2018. For the three months and six months ended May 31, 2017, we recognized inventory impairment charges of $4.3 million and $7.5 million, respectively. The inventory impairment charges for the three-month and six-month periods ended May 31, 2018 and 2017 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes on land previously held for future development.

The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended May 31,		Six Months Ended May 31,
Unobservable Input (a)	2018	2017	2018	2017
Average selling price	$339,400 - $460,500	$231,000 - $399,800	$339,400 - $774,100	$231,000 - $399,800
Deliveries per month	4 - 5	3 - 4	3 - 5	3 - 4
Discount rate	17%	18%	17% - 18%	17% - 18%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of May 31, 2018, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $169.8 million, representing 18 communities and various other land parcels. As of November 30, 2017, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $177.8 million, representing 24 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.5 million for the three months ended May 31, 2018 and $.8 million for the six months ended May 31, 2018. For the three-month and six-month periods ended May 31, 2017, we recognized land option contract abandonment charges of $1.7 million and $2.5 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.

8.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at May 31, 2018 and November 30, 2017 was a VIE, but we were not the primary beneficiary of the VIE. All of our joint ventures at May 31, 2018 and November 30, 2017 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2018 and November 30, 2017, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2018		November 30, 2017
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$25,107	$710,872	$43,171	$653,858
Other land option contracts and other similar contracts	18,871	454,576	21,531	440,229
Total	$43,978	$1,165,448	$64,702	$1,094,087
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $36.8 million at May 31, 2018 and $26.8 million at November 30, 2017. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract or other similar contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $23.2 million at May 31, 2018 and $5.7 million at November 30, 2017.

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

The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Revenues	$7,827	$7,080	$16,624	$26,802
Construction and land costs	(7,839)	(6,898)	(16,655)	(24,793)
Other expense, net	(611)	(1,157)	(1,983)	(2,253)
Loss	$(623)	$(975)	$(2,014)	$(244)
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	May 31, 2018	November 30, 2017
Assets
Cash	$17,237	$21,193
Receivables	226	688
Inventories	143,136	145,519
Other assets	959	1,398
Total assets	$161,558	$168,798

Liabilities and equity
Accounts payable and other liabilities	$22,744	$25,426
Notes payable (a)	9,536	20,040
Equity	129,278	123,332
Total liabilities and equity	$161,558	$168,798

(a)
As of May 31, 2018 and November 30, 2017, two of our unconsolidated joint ventures had separate construction loan agreements with different third-party lenders to finance their respective land development activities. The outstanding debt under these agreements is secured by the corresponding underlying property and related project assets and is non-recourse to us. Of this outstanding secured debt at May 31, 2018, $9.1 million is scheduled to mature in August 2018 and the remainder is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2018 or November 30, 2017.

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	May 31, 2018	November 30, 2017
Number of investments in unconsolidated joint ventures	7	7
Investments in unconsolidated joint ventures	$69,015	$64,794
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	354	377
We and our partners in the unconsolidated joint ventures that have the above-noted construction loan agreements provide certain guarantees and indemnities to the applicable lender, including a guaranty to complete the construction of improvements for the applicable project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; an indemnity of the lender from environmental issues; and in one case, a guaranty of interest payments on the outstanding balance of the secured debt under the construction loan agreement. In each instance, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt of these unconsolidated joint ventures. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause an applicable lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of May 31, 2018, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreements. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt of these unconsolidated joint ventures is material to our consolidated financial statements.
Of the unconsolidated joint venture lots controlled under land option and other similar contracts at May 31, 2018, we are committed to purchase 56 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next two years for an aggregate purchase price of $25.3 million under agreements that we entered into with the unconsolidated joint venture in 2016.

10.	Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2018	November 30, 2017
Cash surrender value of corporate-owned life insurance contracts	$75,125	$75,236
Property and equipment, net	21,690	19,521
Prepaid expenses	12,153	5,360
Debt issuance costs associated with unsecured revolving credit facility	2,056	2,381
Total	$111,024	$102,498

11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2018	November 30, 2017
Self-insurance and other litigation liabilities	$243,838	$222,808
Employee compensation and related benefits	125,376	143,992
Warranty liability	76,404	69,798
Accrued interest payable	69,008	65,343
Inventory-related obligations (a)	43,932	30,108
Customer deposits	21,508	16,863
Real estate and business taxes	10,497	16,874
Other	3,852	10,144
Total	$594,415	$575,930

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
We have not completed our analysis of the TCJA’s income tax effects; however, as described below, we have provided provisional estimates of the TCJA’s impact on our income tax expense for the six months ended May 31, 2018 in accordance with the guidance and interpretations available. In total, we recorded a non-cash charge of $111.2 million to income tax expense in the 2018 first quarter for TCJA-related impacts. In accordance with SAB 118, TCJA-related income tax effects initially reported as provisional estimates may be refined as additional analysis is completed based on obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date. In addition, the provisional amounts may be affected by our results for the year ending November 30, 2018 as well as additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service (“IRS”), changes in accounting standards, or federal or state legislative actions. We anticipate finalizing our analysis within SAB 118’s one-year measurement period. The following provisional estimates of TCJA-related impacts were reflected in our financial statements for the six months ended May 31, 2018:

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

•
We have AMT credit carryforwards that do not expire and can be used to offset regular income taxes in future years. Under the TCJA, we may claim a refund of 50% of our remaining AMT credits in 2019, 2020, and 2021 to the extent the credits exceed regular tax for any such year. Any AMT credits remaining after our fiscal year ending November 30, 2021 will be refunded in 2022. We currently estimate our refund will total approximately $50.0 million. As the refund is subject to a sequestration reduction rate of approximately 6.6%, we established a federal deferred tax valuation allowance of $3.3 million during the six months ended May 31, 2018. Our accounting policy regarding the balance sheet presentation of the AMT credits is to maintain the balance in deferred tax assets until a tax return is filed claiming a refund of a portion of the credit, at which time the amount will be presented in receivables.

We evaluated the future deductibility of executive compensation due to the TCJA’s elimination of a federal tax law provision that permitted certain performance-based compensation to be deductible, as well as its modification of who is a covered employee with respect to the deduction limit, and a transition rule that would preserve the deductibility of certain 2018 performance-based compensation payable under written binding contracts in place prior to November 2, 2017 that have not been modified in any material respect. We are still analyzing the applicable aspects of the TCJA and anticipate that the IRS will provide future guidance in this area.  Based on our analysis of the current transition rule standards, we did not record an impact for this change in tax law in the 2018 first half.
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Income tax expense	$21,000	$20,200	$138,300	$27,400
Effective tax rate	26.8%	38.9%	111.2%	37.3%
Our income tax expense and effective tax rate for the three months ended May 31, 2018 included the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $.2 million that we earned from building energy efficient homes; and excess tax benefits of $.2 million related to stock-based compensation due to our adoption of ASU 2016-09, as further described in Note 1 – Basis of Presentation and Significant Accounting Policies. Our income tax expense and effective tax rate for the six months ended May 31, 2018 included the above-described charge of $111.2 million for TCJA-related impacts; the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $4.2 million; and excess tax benefits of $2.4 million related to stock-based compensation. The TCJA requires us to use a blended federal tax rate for our 2018 fiscal year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, our 2018 annual federal statutory tax rate has been reduced to 22.2%. The federal energy tax credits for the three-month and six-month periods ended May 31, 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
Our income tax expense and effective tax rate for the three-month and six-month periods ended May 31, 2017 included the favorable net impact of federal energy tax credits of $.1 million and $1.2 million, respectively, that we earned from building energy efficient homes through December 31, 2016.
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
Our deferred tax assets of $522.9 million as of May 31, 2018, after the above-described accounting re-measurement, and $657.2 million as of November 30, 2017 were partly offset by valuation allowances of $26.9 million and $23.6 million, respectively. As part of our analysis of the TCJA’s income tax effects described above, we increased our deferred tax asset valuation allowance by $3.3 million during the six months ended May 31, 2018. The deferred tax asset valuation allowances as of May 31, 2018 and November 30, 2017 were primarily related to certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard at those dates. Based on our evaluation of our deferred tax assets as of May 31, 2018, we determined that most of our deferred tax assets would be realized. Therefore, other than the $3.3 million discussed above, no adjustments to our deferred tax valuation allowance were needed for the six months ended May 31, 2018.
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
Unrecognized Tax Benefits. As of May 31, 2018 and November 30, 2017, our gross unrecognized tax benefits (including interest and penalties) totaled $.2 million and $.1 million, respectively, all of which, if recognized, would affect our effective tax rate. We anticipate that these gross unrecognized tax benefits will decrease by an amount ranging from zero to $.2 million during the 12 months from this reporting date. The fiscal years ending 2014 and later remain open to federal examinations, while 2013 and later remain open to state examinations.

13.	Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2018	November 30, 2017
Mortgages and land contracts due to land sellers and other loans	$36,406	$10,203
7 1/4% Senior notes due June 15, 2018	299,983	299,867
4.75% Senior notes due May 15, 2019	398,933	398,397
8.00% Senior notes due March 15, 2020	346,997	346,238
7.00% Senior notes due December 15, 2021	446,977	446,608
7.50% Senior notes due September 15, 2022	347,478	347,234
7.625% Senior notes due May 15, 2023	247,897	247,726
1.375% Convertible senior notes due February 1, 2019	229,177	228,572
Total	$2,353,848	$2,324,845
The carrying amounts of our senior notes listed above are net of debt issuance costs and discounts, which totaled $12.6 million at May 31, 2018 and $15.4 million at November 30, 2017.
Unsecured Revolving Credit Facility. We have a $500.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on July 27, 2021. The Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $600.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, our cash-collateralized letter of credit facility with a financial institution (“LOC Facility”). Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .30% to .45% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2018, we had no cash borrowings and $36.7 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2018, we had $463.3 million available for cash borrowings under the Credit Facility, with up to $213.3 million of that amount available for the issuance of letters of credit.
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of May 31, 2018 and November 30, 2017, we had no letters of credit outstanding under the LOC Facility.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2018, inventories having a carrying value of $115.4 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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
Senior Notes. All of our senior notes outstanding at May 31, 2018 and November 30, 2017 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of our 1.375% Convertible Senior Notes due 2019. These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, as described in the instruments governing these notes.

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
As of May 31, 2018, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2018 – $300.0 million; 2019 – $666.4 million; 2020 – $350.0 million; 2021 – $0; 2022 – $800.0 million; and thereafter – $250.0 million.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy, pre-impairment value, inventory impairment charges and fair value for our assets measured at fair value on a nonrecurring basis for the six months ended May 31, 2018 and the year ended November 30, 2017 (in thousands):

		May 31, 2018			November 30, 2017
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$32,604	$(10,692)	$21,912	$58,962	$(20,605)	$38,357

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

The following table presents the fair value hierarchy, carrying values and fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2018		November 30, 2017
	Fair Value Hierarchy	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,088,265	$2,191,875	$2,086,070	$2,292,250
Convertible senior notes	Level 2	229,177	246,388	228,572	278,300

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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Balance at beginning of period	$71,845	$57,710	$69,798	$56,682
Warranties issued	9,889	8,784	17,653	15,924
Payments	(5,330)	(6,457)	(11,047)	(12,569)
Balance at end of period	$76,404	$60,037	$76,404	$60,037

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
Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $64.2 million and $71.3 million are included in receivables in our consolidated balance sheets at May 31, 2018 and November 30, 2017, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment, and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.

The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Balance at beginning of period	$180,695	$159,882	$177,695	$158,584
Self-insurance expense (a)	4,309	3,598	8,710	8,238
Payments	(1,277)	(2,720)	(2,642)	(4,760)
Adjustments (b)	(7,012)	(4,255)	(7,048)	(5,557)
Balance at end of period	$176,715	$156,505	$176,715	$156,505

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and other claims totaled $3.0 million at May 31, 2018 and $4.1 million at November 30, 2017. We believe the collection of these receivables is probable based on our history of collections for similar claims.
Northern California Claims. In the 2017 third quarter, we received claims from a homeowners’ association alleging approximately $100.0 million of damages from purported construction defects at a completed townhome community in Northern California. We are investigating these allegations, and we currently expect it may take up to several quarters to fully evaluate them. At May 31, 2018, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued, at this preliminary stage of our investigation into these allegations, we are unable to estimate the total amount of the loss in excess of the accrued amount that is reasonably possible. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2018, we had $602.2 million of performance bonds and $36.7 million of letters of credit outstanding. At November 30, 2017, we had $606.7 million of performance bonds and $37.6 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2018, we had total cash deposits of $44.0 million to purchase land having an aggregate purchase price of $1.17 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

16.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2018, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

17.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended May 31, 2018
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2017	117,946	(8,898)	(22,021)	$117,946	$727,483	$1,735,695	$(16,924)	$(96,509)	$(541,380)	$1,926,311
Net loss	—	—	—	—	—	(13,947)	—	—	—	(13,947)
Dividends on common stock	—	—	—	—	—	(4,500)	—	—	—	(4,500)
Employee stock options/other	397	—	—	397	4,374	—	—	—	—	4,771
Stock awards	54	438	(10)	54	(4,605)	—	—	4,749	(198)	—
Stock-based compensation	—	—	—	—	8,795	—	—	—	—	8,795
Stock repurchases	—	—	(217)	—	—	—	—	—	(6,787)	(6,787)
Balance at May 31, 2018	118,397	(8,460)	(22,248)	$118,397	$736,047	$1,717,248	$(16,924)	$(91,760)	$(548,365)	$1,914,643
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
On February 14, 2018, the management development and compensation committee of our board of directors approved the payout of 437,689 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on October 9, 2014. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on average return on invested capital and cumulative earnings per share, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2014 through November 30, 2017. Of the shares of common stock paid out, 217,006 shares or $6.8 million, were purchased by us in the 2018 first quarter to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of May 31, 2018, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. On May 14, 2018, our board of directors reaffirmed the remainder of the 2016 authorization and approved and authorized the repurchase of 2,373,000 additional shares of our outstanding common stock, for a total of up to 4,000,000 shares authorized for repurchase. We did not repurchase any of our common stock under this program in the six months ended May 31, 2018.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock solely as necessary for director compensation elections with respect to settling outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. As of May 31, 2018, we have not repurchased any shares pursuant to the board of directors authorization.
On April 12, 2018, we entered into an Amended and Restated Rights Agreement with Computershare Inc., as rights agent, following its approval by our stockholders at our 2018 Annual Meeting held on April 12, 2018. The Amended and Restated Rights Agreement amends and restates the Rights Agreement, dated as of January 22, 2009 (“Prior Rights Agreement”).
As with the Prior Rights Agreement, the Amended and Restated Rights Agreement is intended to help protect our NOLs and other deferred tax assets from an ownership change under Section 382 of the Internal Revenue Code. The Amended and Restated Rights Agreement extended the latest possible expiration date of the rights issued pursuant to the Prior Rights Agreement to the close of business on April 30, 2021, and made certain other related changes. Otherwise, the Amended and Restated Rights Agreement’s terms are substantively the same as those of the Prior Rights Agreement, which were disclosed in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended November 30, 2017.
During each of the three-month periods ended May 31, 2018 and 2017, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the six months ended May 31, 2018 and 2017 totaled $.050 per share of common stock.

18.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the six months ended May 31, 2018:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	9,265,240	$17.64
Granted	—	—
Exercised	(397,062)	12.02
Cancelled	(16,208)	15.47
Options outstanding at end of period	8,851,970	$17.90
Options exercisable at end of period	7,910,570	$18.16
As of May 31, 2018, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 3.8 years and 3.3 years, respectively. There was $.5 million of total unrecognized compensation expense related to unvested stock option awards as of May 31, 2018 that is expected to be recognized over a weighted average period of 1.0 year. For the three months ended May 31, 2018 and 2017, stock-based compensation expense associated with stock options totaled $.2 million and $.3 million, respectively. For the six months ended May 31, 2018 and 2017, stock-based compensation expense associated with stock options totaled $.4 million and $1.1 million, respectively. The aggregate intrinsic values of stock options outstanding and stock options exercisable were $91.8 million and $81.8 million, respectively, at May 31, 2018. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $4.8 million and $3.6 million for the three months ended May 31, 2018 and 2017, respectively, related to restricted stock and PSUs. We recognized total compensation expense of $8.4 million and $5.9 million for the six months ended May 31, 2018 and 2017, respectively, related to restricted stock and PSUs.

19.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2018	2017
Summary of cash and cash equivalents at end of period:
Homebuilding	$669,798	$348,588
Financial services	756	784
Total	$670,554	$349,372
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(3,665)	$2,105
Income taxes paid	7,595	3,039
Supplemental disclosures of noncash activities:
Increase (decrease) in consolidated inventories not owned	$17,518	$(37,371)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	5,113	3,676
Inventories acquired through seller financing	36,697	28,160

20.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of May 31, 2018.

Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended May 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$995,927	$105,496	$—	$1,101,423
Homebuilding:
Revenues	$—	$995,927	$102,746	$—	$1,098,673
Construction and land costs	—	(821,077)	(90,167)	—	(911,244)
Selling, general and administrative expenses	(26,815)	(76,986)	(9,430)	—	(113,231)
Operating income (loss)	(26,815)	97,864	3,149	—	74,198
Interest income	1,181	4	93	—	1,278
Interest expense	(37,942)	(634)	(1,348)	39,924	—
Intercompany interest	75,277	(32,816)	(2,537)	(39,924)	—
Equity in loss of unconsolidated joint ventures	—	(321)	(1)	—	(322)
Homebuilding pretax income (loss)	11,701	64,097	(644)	—	75,154
Financial services pretax income	—	—	3,154	—	3,154
Total pretax income	11,701	64,097	2,510	—	78,308
Income tax expense	(2,400)	(17,700)	(900)	—	(21,000)
Equity in net income of subsidiaries	48,007	—	—	(48,007)	—
Net income	$57,308	$46,397	$1,610	$(48,007)	$57,308

	Three Months Ended May 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$893,561	$109,233	$—	$1,002,794
Homebuilding:
Revenues	$—	$893,561	$106,511	$—	$1,000,072
Construction and land costs	—	(751,172)	(95,424)	—	(846,596)
Selling, general and administrative expenses	(23,322)	(70,929)	(9,666)	—	(103,917)
Operating income (loss)	(23,322)	71,460	1,421	—	49,559
Interest income	198	2	2	—	202
Interest expense	(41,693)	(426)	(1,225)	43,344	—
Intercompany interest	75,610	(29,862)	(2,404)	(43,344)	—
Equity in loss of unconsolidated joint ventures	—	(595)	(1)	—	(596)
Homebuilding pretax income (loss)	10,793	40,579	(2,207)	—	49,165
Financial services pretax income	—	—	2,817	—	2,817
Total pretax income	10,793	40,579	610	—	51,982
Income tax expense	(2,500)	(17,300)	(400)	—	(20,200)
Equity in net income of subsidiaries	23,489	—	—	(23,489)	—
Net income	$31,782	$23,279	$210	$(23,489)	$31,782

	Six Months Ended May 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,771,622	$201,424	$—	$1,973,046
Homebuilding:
Revenues	$—	$1,771,622	$196,256	$—	$1,967,878
Construction and land costs	—	(1,469,196)	(171,526)	—	(1,640,722)
Selling, general and administrative expenses	(48,981)	(142,827)	(17,147)	—	(208,955)
Operating income (loss)	(48,981)	159,599	7,583	—	118,201
Interest income	2,179	9	93	—	2,281
Interest expense	(75,914)	(1,323)	(2,631)	79,868	—
Intercompany interest	148,123	(63,315)	(4,940)	(79,868)	—
Equity in loss of unconsolidated joint ventures	—	(1,166)	(1)	—	(1,167)
Homebuilding pretax income	25,407	93,804	104	—	119,315
Financial services pretax income	—	—	5,038	—	5,038
Total pretax income	25,407	93,804	5,142	—	124,353
Income tax expense	(47,100)	(65,800)	(25,400)	—	(138,300)
Equity in net income of subsidiaries	7,746	—	—	(7,746)	—
Net income (loss)	$(13,947)	$28,004	$(20,258)	$(7,746)	$(13,947)

	Six Months Ended May 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,623,488	$197,902	$—	$1,821,390
Homebuilding:
Revenues	$—	$1,623,488	$192,830	$—	$1,816,318
Construction and land costs	—	(1,369,624)	(175,052)	—	(1,544,676)
Selling, general and administrative expenses	(45,589)	(133,827)	(17,390)	—	(196,806)
Operating income (loss)	(45,589)	120,037	388	—	74,836
Interest income	395	3	2	—	400
Interest expense	(90,042)	(994)	(2,387)	87,116	(6,307)
Intercompany interest	149,103	(56,465)	(5,522)	(87,116)	—
Equity in income (loss) of unconsolidated joint ventures	—	136	(1)	—	135
Homebuilding pretax income (loss)	13,867	62,717	(7,520)	—	69,064
Financial services pretax income	—	—	4,377	—	4,377
Total pretax income (loss)	13,867	62,717	(3,143)	—	73,441
Income tax expense	(1,200)	(26,100)	(100)	—	(27,400)
Equity in net income of subsidiaries	33,374	—	—	(33,374)	—
Net income (loss)	$46,041	$36,617	$(3,243)	$(33,374)	$46,041

Condensed Consolidating Balance Sheets (in thousands)

	May 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$542,126	$93,948	$33,724	$—	$669,798
Receivables	7,486	189,853	78,281	—	275,620
Inventories	—	3,122,164	341,838	—	3,464,002
Investments in unconsolidated joint ventures	—	66,512	2,503	—	69,015
Deferred tax assets, net	204,006	178,134	113,829	—	495,969
Other assets	97,866	10,331	2,827	—	111,024
	851,484	3,660,942	573,002	—	5,085,428
Financial services	—	—	9,308	—	9,308
Intercompany receivables	3,470,462	—	126,744	(3,597,206)	—
Investments in subsidiaries	55,834	—	—	(55,834)	—
Total assets	$4,377,780	$3,660,942	$709,054	$(3,653,040)	$5,094,736
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$135,927	$441,864	$247,230	$—	$825,021
Notes payable	2,292,332	36,406	25,110	—	2,353,848
	2,428,259	478,270	272,340	—	3,178,869
Financial services	—	—	1,224	—	1,224
Intercompany payables	34,878	3,182,672	379,656	(3,597,206)	—
Stockholders’ equity	1,914,643	—	55,834	(55,834)	1,914,643
Total liabilities and stockholders’ equity	$4,377,780	$3,660,942	$709,054	$(3,653,040)	$5,094,736

	November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$575,193	$102,661	$42,776	$—	$720,630
Receivables	24,815	144,076	75,322	—	244,213
Inventories	—	2,929,466	333,920	—	3,263,386
Investments in unconsolidated joint ventures	—	62,290	2,504	—	64,794
Deferred tax assets, net	250,747	243,523	139,367	—	633,637
Other assets	91,592	8,424	2,482	—	102,498
	942,347	3,490,440	596,371	—	5,029,158
Financial services	—	—	12,357	—	12,357
Intercompany receivables	3,414,237	—	107,992	(3,522,229)	—
Investments in subsidiaries	49,776	—	—	(49,776)	—
Total assets	$4,406,360	$3,490,440	$716,720	$(3,572,005)	$5,041,515
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$163,984	$371,909	$253,500	$—	$789,393
Notes payable	2,289,532	9,283	26,030	—	2,324,845
	2,453,516	381,192	279,530	—	3,114,238
Financial services	—	—	966	—	966
Intercompany payables	26,533	3,109,248	386,448	(3,522,229)	—
Stockholders’ equity	1,926,311	—	49,776	(49,776)	1,926,311
Total liabilities and stockholders’ equity	$4,406,360	$3,490,440	$716,720	$(3,572,005)	$5,041,515

Condensed Consolidating Statements of Cash Flows (in thousands)

	Six Months Ended May 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$18,931	$(33,782)	$(4,518)	$—	$(19,369)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(11,600)	—	—	(11,600)
Return of investments in unconsolidated joint ventures	—	1,099	—	—	1,099
Purchases of property and equipment, net	(3,102)	(277)	(48)	—	(3,427)
Intercompany	(42,380)	—	—	42,380	—
Net cash used in investing activities	(45,482)	(10,778)	(48)	42,380	(13,928)
Cash flows from financing activities:
Payments on mortgages and land contracts due to land sellers and other loans	—	(9,574)	(920)	—	(10,494)
Issuance of common stock under employee stock plans	4,771	—	—	—	4,771
Payments of cash dividends	(4,500)	—	—	—	(4,500)
Stock repurchases	(6,787)	—	—	—	(6,787)
Intercompany	—	45,421	(3,041)	(42,380)	—
Net cash provided by (used in) financing activities	(6,516)	35,847	(3,961)	(42,380)	(17,010)
Net decrease in cash and cash equivalents	(33,067)	(8,713)	(8,527)	—	(50,307)
Cash and cash equivalents at beginning of period	575,193	102,661	43,007	—	720,861
Cash and cash equivalents at end of period	$542,126	$93,948	$34,480	$—	$670,554

	Six Months Ended May 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$24,724	$(83,371)	$(5,933)	$—	$(64,580)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(5,852)	(5,253)	—	(11,105)
Return of investments in unconsolidated joint ventures	—	1,969	4,989	—	6,958
Purchases of property and equipment, net	(3,724)	(344)	(32)	—	(4,100)
Intercompany	(77,681)	—	—	77,681	—
Net cash used in investing activities	(81,405)	(4,227)	(296)	77,681	(8,247)
Cash flows from financing activities:
Repayment of senior notes	(105,326)	—	—	—	(105,326)
Payments on mortgages and land contracts due to land sellers and other loans	—	(61,640)	—	—	(61,640)
Issuance of common stock under employee stock plans	3,049	—	—	—	3,049
Payments of cash dividends	(4,341)	—	—	—	(4,341)
Stock repurchases	(2,543)	—	—	—	(2,543)
Intercompany	—	91,185	(13,504)	(77,681)	—
Net cash provided by (used in) financing activities	(109,161)	29,545	(13,504)	(77,681)	(170,801)
Net decrease in cash and cash equivalents	(165,842)	(58,053)	(19,733)	—	(243,628)
Cash and cash equivalents at beginning of period	463,100	100,439	29,461	—	593,000
Cash and cash equivalents at end of period	$297,258	$42,386	$9,728	$—	$349,372

21.	Subsequent Event
On June 15, 2018, we repaid the entire $300.0 million in aggregate principal amount of our 7 1/4% Senior Notes due 2018 at their maturity using internally generated cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended May 31,			Six Months Ended May 31,
	2018	2017	Variance	2018	2017	Variance
Revenues:
Homebuilding	$1,098,673	$1,000,072	10%	$1,967,878	$1,816,318	8%
Financial services	2,750	2,722	1	5,168	5,072	2
Total revenues	$1,101,423	$1,002,794	10%	$1,973,046	$1,821,390	8%
Pretax income:
Homebuilding	$75,154	$49,165	53%	$119,315	$69,064	73%
Financial services	3,154	2,817	12	5,038	4,377	15
Total pretax income	78,308	51,982	51	124,353	73,441	69
Income tax expense	(21,000)	(20,200)	4	(138,300)	(27,400)	(a)
Net income (loss)	$57,308	$31,782	80%	$(13,947)	$46,041	(a)
Basic earnings (loss) per share	$.65	$.37	76%	$(.16)	$.54	(a)
Diluted earnings (loss) per share	$.57	$.33	73%	$(.16)	$.49	(a)

(a)	Percentage not meaningful.

The housing market remained generally healthy during the 2018 second quarter, with strong employment gains and consumer confidence supporting steady demand amid a constrained supply of homes available for sale. With these conditions in most of our served markets and our continued execution on our Returns-Focused Growth Plan, we produced double-digit revenue growth, expanded our housing gross profit margin and significantly improved our profitability compared to the prior-year quarter.

Within our homebuilding operations, housing revenues for the 2018 second quarter grew 10% year over year to $1.09 billion, as the number of homes we delivered increased 5% to 2,717 and the overall average selling price of those homes rose 4% to $401,800. Homebuilding operating income for the 2018 second quarter increased 50% to $74.2 million, and, as a percentage of related revenues, improved 180 basis points to 6.8%. Our housing gross profits for the quarter increased mainly due to higher housing revenues and a 170 basis point increase in our housing gross profit margin to 17.1%. The expansion of our housing gross profit margin primarily reflected our community-specific action plans to enhance performance and homes delivered from newer, higher-margin communities, partly offset by increases in construction costs. Our selling, general and administrative expense ratio of 10.4% of housing revenues was the same as last year’s second quarter record low. Our improved homebuilding operating results, combined with a substantially lower effective tax rate, contributed to the significant increase in our net income and diluted earnings per share, which were up 80% and 73%, respectively, for the quarter compared to the year-earlier period.
The following table presents information concerning our net orders, cancellation rates, ending backlog and community count for the three-month and six-month periods ended May 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Net orders	3,532	3,416	6,316	5,996
Net order value (a)	$1,361,970	$1,383,512	$2,535,062	$2,468,934
Cancellation rates (b)	18%	21%	19%	22%
Ending backlog — homes	5,787	5,612	5,787	5,612
Ending backlog — value	$2,236,885	$2,181,416	$2,236,885	$2,181,416
Ending community count	210	236	210	236
Average community count	215	238	218	237

(a)
Net order value represents the potential future housing revenues associated with net orders generated during a period, as well as homebuyer selections of lot and product premiums and design studio options and upgrades for homes in backlog during the same period.

(b)	Cancellation rates represent the total number of contracts for new homes cancelled during a period divided by the total (gross) orders for new homes generated during the same period.
Net Orders. For the three months ended May 31, 2018, net orders from our homebuilding operations grew 3% from the year-earlier period. Our net order value for the period decreased 2% year over year, reflecting growth in our Southwest, Central and Southeast homebuilding reporting segments that was more than offset by a decline in our West Coast homebuilding reporting segment. Our Southeast homebuilding reporting segment generated the largest increase, with net order value up 33% from the year-earlier quarter, reflecting 28% growth in net orders and a 3% increase in the average selling price of those orders. The 13% year-over-year decrease in net order value in our West Coast homebuilding reporting segment was largely due to a 21% decline in the average community count and a mix shift, with a higher proportion of net orders in the current period from communities with generally lower average selling prices. The overall average selling price of our net orders in the 2018 second quarter declined 5% compared to the prior-year period due to the geographic mix of our net orders, with decreases in our West Coast and Central homebuilding reporting segments. Our cancellation rate as a percentage of gross orders for the three months ended May 31, 2018 improved from the year-earlier quarter.
Backlog. The number of homes in our backlog at May 31, 2018 rose 3% from May 31, 2017. The potential future housing revenues in our backlog at May 31, 2018 also grew 3% from the prior-year period, reflecting the larger number of homes in our backlog, as the average selling price of those homes was essentially even with the prior-year period. The growth in our backlog value reflected year-over-year increases in our Southwest and Southeast homebuilding reporting segments, partly offset by a decrease in our West Coast homebuilding reporting segment. Our Central homebuilding reporting segment’s backlog value was flat year over year.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2018 second quarter decreased 10% from the year-earlier period due to our strong per-community net order rate, which increased 15% to 5.5 per month and accelerated the pace of community closeouts. Our ending community count decreased 11% compared to a year ago, largely due to the decline in our West Coast homebuilding reporting segment, which reflected our selling out of communities faster than we have been able to open new communities. To drive future community openings in the remainder of 2018 and beyond, we invested $843.7 million in land and land development during the six months ended May 31, 2018, up 19% from $706.6 million in the corresponding 2017 period, as we continue to work on increasing the scale of our business. Approximately 60% of these investments were made in our West Coast homebuilding reporting segment, up 20% from the year-earlier period, which we anticipate will help produce year-over-year growth in this segment’s community count by the end of 2018.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Revenues:
Housing	$1,091,768	$995,660	$1,958,308	$1,806,607
Land	6,905	4,412	9,570	9,711
Total	1,098,673	1,000,072	1,967,878	1,816,318
Costs and expenses:
Construction and land costs
Housing	(905,055)	(842,377)	(1,632,135)	(1,535,164)
Land	(6,189)	(4,219)	(8,587)	(9,512)
Total	(911,244)	(846,596)	(1,640,722)	(1,544,676)
Selling, general and administrative expenses	(113,231)	(103,917)	(208,955)	(196,806)
Total	(1,024,475)	(950,513)	(1,849,677)	(1,741,482)
Operating income	$74,198	$49,559	$118,201	$74,836
Homes delivered	2,717	2,580	4,940	4,804
Average selling price	$401,800	$385,900	$396,400	$376,100
Housing gross profit margin as a percentage of housing revenues	17.1%	15.4%	16.7%	15.0%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	17.7%	16.0%	17.2%	15.6%
Adjusted housing gross profit margin as a percentage of housing revenues	22.2%	21.0%	21.9%	20.5%
Selling, general and administrative expenses as a percentage of housing revenues	10.4%	10.4%	10.7%	10.9%
Operating income as a percentage of homebuilding revenues	6.8%	5.0%	6.0%	4.1%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of May 31, 2018, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2018	2017	2018	2017	2018	2017
West Coast	738	730	969	1,065	16%	13%
Southwest	588	436	642	629	16	18
Central	1,008	1,005	1,347	1,275	22	27
Southeast	383	409	574	447	16	22
Total	2,717	2,580	3,532	3,416	18%	21%

	Three Months Ended May 31,
	Net Order Value			Average Community Count
Segment	2018	2017	Variance	2018	2017	Variance
West Coast	$614,863	$705,358	(13)%	52	66	(21)%
Southwest	200,259	184,802	8	33	41	(20)
Central	380,672	368,007	3	90	92	(2)
Southeast	166,176	125,345	33	40	39	3
Total	$1,361,970	$1,383,512	(2)%	215	238	(10)%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2018	2017	2018	2017	2018	2017
West Coast	1,330	1,336	1,776	1,891	14%	13%
Southwest	1,088	843	1,210	1,085	16	19
Central	1,829	1,866	2,343	2,235	24	28
Southeast	693	759	987	785	19	25
Total	4,940	4,804	6,316	5,996	19%	22%

	Net Order Value			Average Community Count
Segment	2018	2017	Variance	2018	2017	Variance
West Coast	$1,195,285	$1,288,861	(7)%	52	65	(20)%
Southwest	377,201	316,533	19	34	40	(15)
Central	680,600	642,890	6	92	91	1
Southeast	281,976	220,650	28	40	41	(2)
Total	$2,535,062	$2,468,934	3%	218	237	(8)%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2018	2017	Variance	2018	2017	Variance
West Coast	1,328	1,468	(10)%	$918,188	$999,269	(8)%
Southwest	1,210	1,046	16	371,902	300,530	24
Central	2,296	2,348	(2)	673,461	674,406	—
Southeast	953	750	27	273,334	207,211	32
Total	5,787	5,612	3%	$2,236,885	$2,181,416	3%
Revenues. Homebuilding revenues for the three months ended May 31, 2018 rose 10% from the year-earlier period to $1.10 billion, reflecting an increase in both housing revenues and revenues from land sales.
Housing revenues for the three months ended May 31, 2018 grew 10% year over year to $1.09 billion, due to increases in both the number of homes delivered and the overall average selling price of those homes. We delivered 2,717 homes in the 2018 second quarter, up 5%, largely due to the 4% higher backlog level we had at the beginning of the quarter. The overall average selling price of homes delivered rose 4%, reflecting our continued strategic efforts to position our new home communities in attractive locations; higher median home selling prices; our action plans intended to balance home sales pace and selling prices within our communities to enhance their performance; and generally favorable market conditions.
Land sale revenues totaled $6.9 million for the three months ended May 31, 2018 and $4.4 million for the three months ended May 31, 2017. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Homebuilding revenues for the six months ended May 31, 2018 rose 8% from the year-earlier period to $1.97 billion, primarily reflecting an increase in housing revenues as revenues from land sales were essentially flat. Housing revenues for the six months ended May 31, 2018 grew 8% year over year to $1.96 billion, due to a 5% increase in the overall average selling price of homes delivered to $396,400 and a 3% increase in the number of homes delivered to 4,940.
Land sale revenues totaled $9.6 million for the six months ended May 31, 2018 and $9.7 million for the six months ended May 31, 2017, reflecting the factors discussed above with respect to our 2018 second quarter land sale revenues.
Operating Income. Our homebuilding operating income increased 50% to $74.2 million for the three months ended May 31, 2018. Homebuilding operating income for the 2018 second quarter included total inventory-related charges of $6.5 million, compared to $6.0 million in the corresponding 2017 quarter. As a percentage of homebuilding revenues, our homebuilding operating income for the three months ended May 31, 2018 increased 180 basis points year over year to 6.8%. Excluding inventory-related charges, our homebuilding operating income margin was 7.3% for the three months ended May 31, 2018 and 5.6% for the three months ended May 31, 2017.
For the six months ended May 31, 2018, our homebuilding operating income of $118.2 million increased 58% from the prior-year period. Homebuilding operating income for the 2018 first half included total inventory-related charges of $11.5 million, compared to $10.0 million in the corresponding period of 2017. As a percentage of homebuilding revenues, our homebuilding operating income for the six months ended May 31, 2018 increased 190 basis points year over year to 6.0%. Excluding inventory-related charges, our homebuilding operating income margin was 6.6% for the six months ended May 31, 2018 and 4.7% for the six months ended May 31, 2017.
The year-over-year improvements in our homebuilding operating income for the three-month and six-month periods ended May 31, 2018 primarily reflected increases in housing gross profits that were partly offset by increases in selling, general and administrative expenses.
Housing gross profits increased to $186.7 million for the three months ended May 31, 2018 from $153.3 million for the year-earlier period. Our housing gross profit margin for the 2018 second quarter increased 170 basis points year over year to 17.1%, primarily reflecting the impact of our community-specific action plans, including strategic selling price increases calibrated with demand, and homes delivered from newer, higher-margin communities, partly offset by deliveries from lower-margin reactivated communities and increases in land, trade labor and material costs. The combination of these factors resulted in the year-over-year improvement, as overall construction and land costs as a percentage of housing revenues declined (approximately 130 basis points), while a decrease in the amortization of previously capitalized interest as a percentage of housing revenues (approximately 50 basis points) was slightly offset by decreased operating leverage on fixed costs (approximately 10 basis points).
Excluding the amortization of previously capitalized interest associated with housing operations of $49.3 million in each of the three-month periods ended May 31, 2018 and 2017, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin improved 120 basis points from the year-earlier quarter to 22.2%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2018 second quarter rose to $113.2 million from $103.9 million for the year-earlier quarter, mainly due to higher variable expenses associated with the year-over-year increase in housing revenues that were partly offset by legal recoveries and favorable legal settlements. As a percentage of housing revenues, our selling, general and administrative expenses were 10.4% for the three months ended May 31, 2018, the same as last year’s second quarter record low, largely due to our ongoing efforts to contain our overhead costs to the extent possible, as well as legal recoveries and favorable legal settlements in the current quarter.
Land sale profits totaled $.7 million for the three months ended May 31, 2018, compared to $.2 million for the year-earlier period.
Our housing gross profits of $326.2 million for the six months ended May 31, 2018 increased from $271.4 million for the year-earlier period. Housing gross profits for the 2018 first half included $11.5 million of inventory-related charges, compared to $10.0 million of such charges in the year-earlier period. Our housing gross profit margin of 16.7% for the six months ended May 31, 2018 increased 170 basis points year over year, primarily reflecting the factors discussed above with respect to our 2018 second quarter housing gross profit margin.

Excluding the amortization of previously capitalized interest associated with housing operations of $90.7 million and $88.2 million in the six-month periods ended May 31, 2018 and 2017, respectively, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin improved 140 basis points from the year-earlier quarter to 21.9%.
Selling, general and administrative expenses for the 2018 first half rose to $209.0 million from $196.8 million for the year-earlier quarter, mainly due to higher variable expenses associated with the year-over-year increase in housing revenues that were partly offset by legal recoveries and favorable legal settlements. As a percentage of housing revenues, selling, general and administrative expenses improved 20 basis points from the prior-year period to 10.7%, largely due to the reasons discussed above with respect to the 2018 second quarter ratio.
Land sale profits totaled $1.0 million for the six months ended May 31, 2018, compared to $.2 million for the year-earlier period.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventories as of May 31, 2018 within five years. The following table presents as of May 31, 2018, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
Inventories	$1,970.4	57%	$1,179.4	34%	$244.1	7%	$70.1	2%	$3,464.0
The inventories in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments. These categories collectively represented 91% of our total inventories at May 31, 2018 and 93% at November 30, 2017. Inventories in the 6-10 years category were also located in all of our homebuilding reporting segments, though largely in our West Coast and Central segments, while inventories in the greater than 10 years category were primarily located in our Southwest segment. The inventories in the 6-10 years and greater than 10 years categories were generally comprised of land held for future development.
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
We believe that the carrying value of our inventories as of May 31, 2018 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses and, as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as specific attributes or circumstances of each community or land parcel in our inventory that could be indicators of potential impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $1.3 million for the three months ended May 31, 2018 and $.2 million for the three months ended May 31, 2017. For the six-month periods ended May 31, 2018 and 2017, our interest income totaled $2.3 million and $.4 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and six-months periods ended May 31, 2018 and the three-month period ended May 31, 2017 were capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period. As a result, we had no interest expense for these periods. For the six months ended May 31, 2017, our interest expense, net of amounts capitalized, totaled $6.3 million, which included a charge of $5.7 million for the early extinguishment of debt associated with our optional redemption of $100.0 million in aggregate principal amount of certain senior notes.
Interest incurred decreased to $39.9 million for the three months ended May 31, 2018 from $43.3 million for the year-earlier period. We capitalized all of the interest incurred in the three months ended May 31, 2018 and 2017. For the six months ended May 31, 2018, interest incurred decreased to $79.9 million from $93.4 million. We capitalized all of the interest incurred for the six months ended May 31, 2018. For the six months ended May 31, 2017, we capitalized $87.1 million or 99% of the interest incurred, excluding the charge for the early extinguishment of debt. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization and the amount of debt outstanding.
Interest amortized to construction and land costs associated with housing operations was $49.3 million for each of the three-month periods ended May 31, 2018 and 2017. For the six months ended May 31, 2018, interest amortized increased to $90.7 million from $88.2 million for the prior-year period. The year-over-year increase in interest amortized for the six-month period ended May 31, 2018 reflected an increase in the overall construction and land costs attributable to homes delivered. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 4.5% and 5.0% for the three months ended May 31, 2018 and 2017, respectively, and 4.6% and 4.9% for the six months ended May 31, 2018 and 2017, respectively. Interest amortized to construction and land costs in the 2018 and 2017 second quarters included $3.1 million and $1.1 million, respectively, related to land sales that occurred during each period. For the six months ended May 31, 2018 and 2017, interest amortized to construction and land costs related to land sales during those periods were $4.1 million and $1.6 million, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $.3 million for the three months ended May 31, 2018, compared to $.6 million for the three months ended May 31, 2017. For the six months ended May 31, 2018, our equity in loss of unconsolidated joint ventures was $1.2 million, compared to equity in income of unconsolidated joint ventures of $.1 million for the same period of 2017.
Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

NON-GAAP FINANCIAL MEASURES
This report contains information about our adjusted housing gross profit margin, adjusted income tax expense, adjusted net income, adjusted diluted earnings per share, adjusted effective tax rate and ratio of net debt to capital, none of which are calculated in accordance with GAAP. We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because they are not calculated in accordance with GAAP, these non-GAAP financial measures may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Housing revenues	$1,091,768	$995,660	$1,958,308	$1,806,607
Housing construction and land costs	(905,055)	(842,377)	(1,632,135)	(1,535,164)
Housing gross profits	186,713	153,283	326,173	271,443
Add: Inventory-related charges (a)	6,526	6,001	11,511	10,009
Housing gross profits excluding inventory-related charges	193,239	159,284	337,684	281,452
Add: Amortization of previously capitalized interest (b)	49,348	49,345	90,717	88,218
Adjusted housing gross profits	$242,587	$208,629	$428,401	$369,670
Housing gross profit margin as a percentage of housing revenues	17.1%	15.4%	16.7%	15.0%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	17.7%	16.0%	17.2%	15.6%
Adjusted housing gross profit margin as a percentage of housing revenues	22.2%	21.0%	21.9%	20.5%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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
Adjusted Income Tax Expense, Adjusted Net Income, Adjusted Diluted Earnings Per Share and Adjusted Effective Tax Rate. The following table reconciles our income tax expense, net loss, diluted loss per share and effective tax rate for the six months ended May 31, 2018 calculated in accordance with GAAP to the non-GAAP financial measures of our adjusted income tax expense, adjusted net income, adjusted diluted earnings per share and adjusted effective tax rate, respectively (in thousands, except per share amounts):

	Six Months Ended May 31,
	2018			2017
	As Reported	TCJA Adjustment	As Adjusted	As Reported
Total pretax income	$124,353	$—	$124,353	$73,441
Income tax expense (a)	(138,300)	111,200	(27,100)	(27,400)
Net income (loss)	$(13,947)	$111,200	$97,253	$46,041
Diluted earnings (loss) per share	$(.16)		$.97	$.49
Weighted average shares outstanding — diluted	87,370		101,283	96,975
Effective tax rate (a)	111.2%		21.8%	37.3%

(a)
For the six months ended May 31, 2018, income tax expense and adjusted income tax expense, as well as the related effective tax rate and adjusted effective tax rate, include the favorable impacts of the reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, $4.2 million of federal energy tax credits we earned from building energy efficient homes, and $2.4 million of excess tax benefits from stock-based compensation as a result of our adoption of ASU 2016-09, effective December 1, 2017.

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
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	May 31, 2018	November 30, 2017
Notes payable	$2,353,848	$2,324,845
Stockholders’ equity	1,914,643	1,926,311
Total capital	$4,268,491	$4,251,156
Ratio of debt to capital	55.1%	54.7%

Notes payable	$2,353,848	$2,324,845
Less: Cash and cash equivalents	(669,798)	(720,630)
Net debt	1,684,050	1,604,215
Stockholders’ equity	1,914,643	1,926,311
Total capital	$3,598,693	$3,530,526
Ratio of net debt to capital	46.8%	45.4%

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
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2018	2017	Variance		2018	2017	Variance
Revenues	$496,740	$460,600	8%		$883,392	$816,432	8%
Construction and land costs	(414,253)	(394,513)	(5)		(742,013)	(702,135)	(6)
Selling, general and administrative expenses	(30,335)	(29,129)	(4)		(57,332)	(53,589)	(7)
Operating income	$52,152	$36,958	41%		$84,047	$60,708	38%

Homes delivered	738	730	1%		1,330	1,336	—%
Average selling price	$673,100	$631,000	7%		$664,100	$611,100	9%
Housing gross profit margin	16.6%	14.3%	230	bps	16.0%	14.0%	200	bps
This segment’s revenues for the three months ended May 31, 2018 and for the three months and six months ended May 31, 2017 were generated solely from housing operations. Revenues for the six months ended May 31, 2018 were generated from both housing operations and land sales. Housing revenues for the 2018 second quarter grew 8% to $496.7 million, reflecting an increase in the average selling price and a slight increase in the number of homes delivered. Housing revenues for the 2018 first half also grew 8% to $883.2 million due to an increase in the average selling price, while the number of homes delivered was flat compared to the prior-year period. The average selling price of homes delivered during the three months and six months ended May 31, 2018 rose from the corresponding 2017 periods due to a shift in product and geographic mix; our actions to balance home sales pace and selling prices within our communities to enhance their performance; and generally favorable market conditions. For the six-month period ended May 31, 2018, this segment generated land sale revenues of $.2 million that consisted of contingent consideration (profit participation revenues) realized during the 2018 first quarter.
Operating income for the three months ended May 31, 2018 increased by $15.2 million, or 41%, from the year-earlier period, primarily reflecting growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. Housing gross profits increased as a result of a 230 basis point improvement in the housing gross profit margin and a slight increase in the number of homes delivered. The year-over-year growth in the housing gross profit margin mainly reflected the impact of our community-specific action plans, including strategic selling price increases calibrated with demand; a shift in product and geographic mix, with a higher proportion of homes delivered from newer, higher-margin communities; and a decrease in construction and land costs as a percentage of housing revenues. These impacts were partly offset by an increase in inventory-related charges, which totaled $6.4 million in the 2018 second quarter, compared to $4.2 million in the year-earlier quarter. Selling, general and administrative expenses for the three months ended May 31, 2018 increased from the year-earlier period, primarily due to higher variable expenses associated with the increased housing revenues, partly offset by legal recoveries and favorable legal settlements.
For the six months ended May 31, 2018, operating income rose 38% from the year-earlier period, reflecting growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. The increase in housing gross profits reflected a 200 basis point improvement in the housing gross profit margin, as the number of homes delivered was flat compared to the prior-year period. The year-over-year increase in the housing gross profit margin was primarily due to the reasons described above with respect to the 2018 second quarter. Inventory-related charges impacting the housing gross profit margin totaled $11.3 million and $5.0 million for the six-month periods ended May 31, 2018 and 2017, respectively. Land sales generated profits of $.2 million for the 2018 first half reflecting the above-mentioned contingent consideration. Selling, general and administrative expenses for the 2018 first half increased from the year-earlier period, primarily due to the reasons described above with respect to the three months ended May 31, 2018.

Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2018	2017	Variance		2018	2017	Variance
Revenues	$180,917	$126,189	43%		$332,816	$243,825	36%
Construction and land costs	(146,408)	(105,541)	(39)		(271,016)	(205,279)	(32)
Selling, general and administrative expenses	(13,881)	(10,566)	(31)		(25,655)	(21,020)	(22)
Operating income	$20,628	$10,082	105%		$36,145	$17,526	106%

Homes delivered	588	436	35%		1,088	843	29%
Average selling price	$307,700	$289,400	6%		$305,900	$289,200	6%
Housing gross profit margin	19.1%	16.4%	270	bps	18.6%	15.8%	280	bps
This segment’s revenues for the three months and six months ended May 31, 2018 and 2017 were generated solely from housing operations. Housing revenues for each period of 2018 increased from the corresponding year-earlier period, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered primarily reflected the higher number of homes in backlog at the beginning of each period. The year-over-year increases in the number of homes delivered for the three months and six months ended May 31, 2018 were attributable to both our Arizona and Nevada operations. The average selling price for the three months and six months ended May 31, 2018 rose from the year-earlier period, primarily due to a shift in product and geographic mix and generally favorable market conditions.
Operating income for the three months ended May 31, 2018 more than doubled from the corresponding 2017 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected an increase in the number of homes delivered and a 270 basis point increase in the housing gross profit margin. The increase in the housing gross profit margin was largely due to a higher proportion of homes delivered from newer, higher-margin communities, and reflected a decrease in construction and land costs as a percentage of housing revenues, partly offset by an increase in homes delivered from reactivated communities, which typically have lower margins. Selling, general and administrative expenses for the 2018 second quarter increased from the corresponding 2017 quarter, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.
Operating income for the six months ended May 31, 2018 increased 106% from the corresponding 2017 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected an increase in the number of homes delivered and a 280 basis point increase in the housing gross profit margin. The increase in the housing gross profit margin was primarily due to the reasons described above with respect to the three months ended May 31, 2018. There were no inventory-related charges in the six months ended May 31, 2018, compared to $1.3 million of such charges in the year-earlier period. Selling, general and administrative expenses for the 2018 first half increased from the corresponding 2017 period, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues, partially offset by legal recoveries.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,			Six Months Ended May 31,
	2018	2017	Variance	2018	2017	Variance
Revenues	$313,806	$292,746	7%	$557,987	$535,002	4%
Construction and land costs	(256,168)	(237,956)	(8)	(457,302)	(436,423)	(5)
Selling, general and administrative expenses	(28,563)	(27,805)	(3)	(52,517)	(51,762)	(1)
Operating income	$29,075	$26,985	8%	$48,168	$46,817	3%

	Three Months Ended May 31,				Six Months Ended May 31,
	2018	2017	Variance		2018	2017	Variance
Homes delivered	1,008	1,005	—		1,829	1,866	(2	) %
Average selling price	$304,500	$289,000	5%		$300,100	$282,800	6%
Housing gross profit margin	18.5%	18.9%	(40	)bps	18.2%	18.7%	(50	)bps
This segment’s revenues for the three months and six months ended May 31, 2018 and 2017 were generated from both housing operations and land sales. Housing revenues for the 2018 second quarter increased 6% to $306.9 million from $290.4 million for the year-earlier quarter. For the six months ended May 31, 2018, housing revenues rose 4% to $548.8 million from $527.7 million. The housing revenue growth in each period of 2018 was mainly due to an increase in the average selling price of homes delivered. The average selling price for the three months and six months ended May 31, 2018 rose from the corresponding 2017 periods, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix, and generally favorable market conditions. The number of homes delivered in the three-month period ended May 31, 2018 was flat compared to the prior-year quarter, while the number of homes delivered in the 2018 first half declined slightly from the year-earlier period. Land sale revenues for the three months ended May 31, 2018 and 2017 totaled $6.9 million and $2.3 million, respectively. Land sale revenues for the 2018 first half were $9.2 million, compared to $7.3 million in the prior-year period.
Operating income for the three months ended May 31, 2018 increased $2.1 million from the year-earlier period, mainly due to an increase in housing gross profits, partly offset by higher selling, general and administrative expenses. Housing gross profits increased due to the higher average selling price, partly offset by a decline in the housing gross profit margin. The housing gross profit margin declined from the year-earlier quarter, primarily due to higher construction and land costs as a percentage of housing revenues, a shift in product mix of homes delivered and a slight increase in sales incentives, partly offset by lower inventory-related charges. Land option contract abandonment charges impacting the housing gross profit margin for the three months ended May 31, 2018 and 2017 were $.1 million and $.5 million, respectively. Land sales generated profits of $.7 million in the three months ended May 31, 2018, compared to break-even results for the year-earlier period. Selling, general and administrative expenses for the 2018 second quarter increased slightly from the year-earlier quarter.
Operating income for the six months ended May 31, 2018 increased 3% from the year-earlier period, mainly due to the higher average selling price. Housing gross profits decreased due to the lower volume of homes delivered, and a decline in the housing gross profit margin. The housing gross profit margin declined from the year-earlier quarter primarily due to the reasons described above with respect to the three months ended May 31, 2018. Land option contract abandonment charges impacting the housing gross profit margin for the six months ended May 31, 2018 and 2017 were $.2 million and $.5 million, respectively. Land sales generated profits of $.8 million in the six months ended May 31, 2018, compared to break-even results for the year-earlier period. Selling, general and administrative expenses for the 2018 first half were essentially flat with the prior-year period.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2018	2017	Variance		2018	2017	Variance
Revenues	$107,210	$120,537	(11	) %	$193,683	$221,059	(12	) %
Construction and land costs	(92,820)	(106,962)	13		(167,142)	(197,939)	16
Selling, general and administrative expenses	(13,602)	(13,096)	(4)		(24,433)	(24,787)	1
Operating income (loss)	$788	$479	65%		$2,108	$(1,667)	(a)

Homes delivered	383	409	(6	) %	693	759	(9	) %
Average selling price	$279,900	$289,600	(3	) %	$279,200	$288,100	(3	) %
Housing gross profit margin	13.4%	11.3%	210	bps	13.7%	10.5%	320	bps

(a)	Percentage not meaningful.
This segment’s revenues for the three months ended May 31, 2018 were generated solely from housing operations. Revenues for the six months ended May 31, 2018 and for the three and six months ended May 31, 2017 were generated from both housing operations and land sales. Housing revenues for the three months ended May 31, 2018 declined 9% to $107.2 million from $118.5 million for the year-earlier period, reflecting decreases in both the number of homes delivered and the average selling price of those homes. For the six months ended May 31, 2018, housing revenues decreased 12% to $193.5 million from $218.7 million. The year-over-year decline in the number of homes delivered in the three-month and six-month periods ended May 31, 2018 primarily reflected the wind down of our Metro Washington, D.C. operations in 2017. The decline for the six months ended May 31, 2018 was also due to the lower backlog level at the beginning of the 2018 period. The year-over-year decrease in the average selling price for the three months ended May 31, 2018 and the 2018 first half was primarily due to our exit from the Metro Washington, D.C. market, which had a higher average selling price than the rest of the segment. There were no land sale revenues for the three months ended May 31, 2018, compared to $2.1 million for the year-earlier quarter. Land sale revenues for the six months ended May 31, 2018 and 2017 were $.2 million and $2.4 million, respectively.
Operating income for the three months ended May 31, 2018 improved from the prior-year period mainly due to an increase in housing gross profits partly offset by an increase in selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected a 210 basis point improvement in housing gross profit margin, partly offset by a decrease in the number of homes delivered. The housing gross profit margin increased primarily due to lower overall construction and land costs as a percentage of housing revenues and the absence of inventory-related charges in the current quarter, partly offset by a decrease in operating leverage from the reduced volume of homes delivered and corresponding lower housing revenues and a higher proportion of homes delivered from lower-margin reactivated communities. For the three-month period ended May 31, 2017, inventory-related charges impacting the housing gross profit margin totaled $1.3 million. Sales incentives as a percentage of housing revenues in the 2018 second quarter increased slightly from the year-earlier quarter. Land sales generated income of $.2 million for the 2017 second quarter. Selling, general and administrative expenses increased in the 2018 second quarter from the year-earlier period, primarily due to higher marketing costs from opening a greater number of new communities in the current period.
Operating income for the six months ended May 31, 2018 improved from an operating loss in the prior-year period due to an increase in housing gross profits and a decrease in selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected a 320 basis point improvement in housing gross profit margin, partly offset by a decrease in the number of homes delivered. The housing gross profit margin increased primarily due to the reasons described above with respect to the three months ended May 31, 2018. For the six-month period ended May 31, 2017, inventory-related charges impacting the housing gross profit margin totaled $3.2 million. Land sales generated nominal income for the six months ended May 31, 2018, compared to $.2 million for the 2017 period. Selling, general and administrative expenses decreased in the 2018 first half from the year-earlier period, primarily due to favorable legal settlements in the current period, partly offset by higher marketing costs from opening a greater number of new communities.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Revenues	$2,750	$2,722	$5,168	$5,072
Expenses	(957)	(816)	(1,910)	(1,635)
Equity in income of unconsolidated joint ventures	1,361	911	1,780	940
Pretax income	$3,154	$2,817	$5,038	$4,377
Revenues. Financial services revenues for the three months ended May 31, 2018 totaled $2.8 million, essentially even with the year-earlier period as an increase in insurance commissions was offset by a decrease in title services revenues. For the six months ended May 31, 2018, financial services revenues increased to $5.2 million from $5.1 million for the corresponding period of 2017.
Expenses. General and administrative expenses totaled $1.0 million and $.8 million for the three-month periods ended May 31, 2018 and May 31, 2017, respectively. For the six months ended May 31, 2018 and 2017, general and administrative expenses totaled $1.9 million and $1.6 million, respectively.
Equity in Income of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $1.4 million for the three months ended May 31, 2018 and $.9 million for the three months ended May 31, 2017. For the six months ended May 31, 2018 and 2017, the equity in income from unconsolidated joint ventures totaled $1.8 million and $.9 million, respectively. The equity in income of unconsolidated joint ventures for each period presented was primarily related to KBHS’ operations. The year-over-year changes for the three months and six months ended May 31, 2018 mainly reflected the commencement of KBHS’ operations during 2017.

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
Based on the number of homes delivered in the six months ended May 31, 2018, approximately 51% of our homebuyers who obtained mortgage financing used KBHS to finance the purchase of their home. KBHS did not have a significant impact on our business during the 2017 first half.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Income tax expense	$21,000	$20,200	$138,300	$27,400
Effective tax rate	26.8%	38.9%	111.2%	37.3%
Our income tax expense and effective tax rate for the three months ended May 31, 2018 included the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $.2 million that we earned from building energy efficient homes; and excess tax benefits of $.2 million due to our adoption of ASU 2016-09, as further described in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report. For the six months ended May 31, 2018, our income tax expense and effective tax rate included a non-cash charge of $111.2 million for TCJA-related impacts, as discussed in Note 12 – Income Taxes in the Notes to Consolidated Financial Statements in this report; the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $4.2 million; and excess tax benefits of $2.4 million related to stock-based compensation. The TCJA requires us to use a blended federal tax rate for our 2018 fiscal year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, our 2018 annual federal statutory tax rate has been reduced to 22.2%. The federal energy tax credits for the three-month and six-month periods ended May 31, 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
Our income tax expense and effective tax rates for the three-month and six-month periods ended May 31, 2017 included the favorable net impact of federal energy tax credits of $.1 million and $1.2 million, respectively, that we earned from building energy efficient homes through December 31, 2016.
Excluding the above-mentioned charge of $111.2 million, our adjusted income tax expense and adjusted effective tax rate for the six months ended May 31, 2018 were $27.1 million and 21.8%, respectively. The calculations of adjusted income tax expense and adjusted effective tax rate are described above under “Non-GAAP Financial Measures.” Without the above-mentioned federal energy tax credits and excess stock-based compensation tax benefits, our adjusted effective tax rate for the six months ended May 31, 2018 would have approximated 27%.
As a result of adopting ASU 2016-09 effective December 1, 2017, we expect volatility in our income tax expense in future periods, the magnitude of which will depend on, among other factors, the price of our common stock and the timing and volume of stock-based compensation award activity, such as employee exercises of stock options and the vesting of restricted stock awards and PSUs.
At May 31, 2018 and November 30, 2017, we had deferred tax assets of $522.9 million and $657.2 million, respectively, that were partly offset by valuation allowances of $26.9 million and $23.6 million, respectively. The deferred tax asset valuation allowances as of May 31, 2018 and November 30, 2017 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. In the six months ended May 31, 2018, we established a federal deferred tax asset valuation allowance of $3.3 million due to the sequestration of refundable AMT credits.
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
Our investments in land and land development totaled $843.7 million for the six months ended May 31, 2018, compared to $706.6 million for the corresponding 2017 period. Approximately 50% of our total investments in the six months ended May 31, 2018 related to land acquisition, compared to approximately 48% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first six months of 2018 and 2017, approximately 60% of these investments for each period were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in the remainder of 2018 and beyond.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	May 31, 2018		November 30, 2017		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	12,868	$1,745,150	11,343	$1,595,588	1,525	$149,562
Southwest	9,635	543,773	9,085	551,387	550	(7,614)
Central	19,926	795,720	19,061	768,232	865	27,488
Southeast	7,122	379,359	6,882	348,179	240	31,180
Total	49,551	$3,464,002	46,371	$3,263,386	3,180	$200,616
The carrying value of the lots owned or controlled under land option contracts and other similar contracts at May 31, 2018 increased from November 30, 2017 primarily due to the investments in land and land development we made during the six months ended May 31, 2018, and an increase in the number of homes under construction, reflecting our higher backlog level. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 25% at both May 31, 2018 and November 30, 2017. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
We ended our 2018 second quarter with $669.8 million of cash and cash equivalents, compared to $720.6 million at November 30, 2017. The majority of our cash and cash equivalents at May 31, 2018 and November 30, 2017 was invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2018	November 30, 2017	Variance
Mortgages and land contracts due to land sellers and other loans	$36,406	$10,203	$26,203
Senior notes	2,088,265	2,086,070	2,195
Convertible senior notes	229,177	228,572	605
Total	$2,353,848	$2,324,845	$29,003

Our financial leverage, as measured by the ratio of debt to capital, was 55.1% at May 31, 2018, compared to 54.7% at November 30, 2017. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at May 31, 2018 was 46.8%, compared to 45.4% at November 30, 2017.
LOC Facility. We had no letters of credit outstanding under the LOC Facility at May 31, 2018 or November 30, 2017.
Unsecured Revolving Credit Facility. We have a $500.0 million Credit Facility that will mature on July 27, 2021. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2018, we had no cash borrowings and $36.7 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2018, we had $463.3 million available for cash borrowings under the Credit Facility, with up to $213.3 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the three months ended May 31, 2018 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2017.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2018:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.35 billion	$1.91 billion
Leverage Ratio	<	.650	.552
Interest Coverage Ratio (a)	>	1.500	3.705
Minimum liquidity (a)	>	$159.5 million	$669.8 million
Investments in joint ventures and non-guarantor subsidiaries	<	$487.7 million	$124.8 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$748.8 million

(a)
Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of May 31, 2018, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

The indenture governing our senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. In addition, our senior notes, with the exception of the 7 1/4% Senior Notes due 2018, which we repaid at their maturity on June 15, 2018, contain certain limitations related to mergers, consolidations and sales of assets.
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
As of May 31, 2018, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2018, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $36.4 million, secured primarily by the underlying property, which had an aggregate carrying value of $115.4 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In January 2018, Standard and Poor’s Financial Services upgraded our rating to BB- from B+, and revised the rating outlook to stable from positive. In May 2018, Moody’s upgraded our rating outlook to positive from stable and affirmed our B1 corporate credit rating.
Consolidated Cash Flows. The following table presents a summary of net cash used in our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2018	2017
Net cash used in:
Operating activities	$(19,369)	$(64,580)
Investing activities	(13,928)	(8,247)
Financing activities	(17,010)	(170,801)
Net decrease in cash and cash equivalents	$(50,307)	$(243,628)
Operating Activities. Operating activities used net cash of $19.4 million in the six months ended May 31, 2018, and $64.6 million in the six months ended May 31, 2017. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.
Our net cash used by operating activities for the six months ended May 31, 2018 mainly reflected net cash of $152.8 million used for investments in inventories and a net increase in receivables of $31.2 million, partly offset by a net increase in accounts payable, accrued expenses and other liabilities of $18.4 million and our net loss of $13.9 million adjusted for various non-cash items, including a net decrease of $137.7 million in our deferred tax assets. In the six months ended May 31, 2017, our net cash used in operating activities largely reflected net cash of $100.5 million used for investments in inventories, a net decrease in accounts payable, accrued expenses and other liabilities of $54.7 million, and a net increase in receivables of $2.9 million, partly offset by net income of $46.0 million.
Investing Activities. Investing activities used net cash of $13.9 million in the six months ended May 31, 2018 and $8.2 million in the year-earlier period. In the six months ended May 31, 2018, our uses of cash included $11.6 million for contributions to unconsolidated joint ventures and $3.4 million for net purchases of property and equipment. These uses of cash were partially offset by a $1.1 million return of investments in unconsolidated joint ventures. In the six months ended May 31, 2017, the net cash used for investing activities reflected $11.1 million for contributions to unconsolidated joint ventures and $4.1 million for net purchases of property and equipment, which were partially offset by a $7.0 million return of investments in unconsolidated joint ventures.
Financing Activities. Financing activities used net cash of $17.0 million in the six months ended May 31, 2018 and $170.8 million in the six months ended May 31, 2017. The year-over-year decrease was mainly due to both the repayment of senior notes and a higher amount of payments on mortgages and land contracts due to land sellers and other loans included in the 2017 period. In the six months ended May 31, 2018, cash was used for payments on mortgages and land contracts due to land sellers and other loans of $10.5 million, tax payments associated with stock-based compensation awards of $6.8 million, and dividend payments on our common stock of $4.5 million. The cash used was partly offset by $4.8 million of issuances of common stock under employee stock plans. In the six months ended May 31, 2017, cash was used for our optional early redemption of $100.0 million in aggregate principal amount of certain senior notes, payments on mortgages and land contracts due to land sellers and other loans of $61.6 million, dividend payments on our common stock of $4.3 million and tax payments associated with stock-based compensation awards of $2.5 million. The cash used was partly offset by $3.0 million of issuances of common stock under employee stock plans.
During the three months ended May 31, 2018 and 2017, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the six months ended May 31, 2018 and 2017 totaled $.050 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $161.6 million at May 31, 2018 and $168.8 million at November 30, 2017. Our investments in unconsolidated joint ventures totaled $69.0 million at May 31, 2018 and $64.8 million at November 30, 2017. As of May 31, 2018, two of our unconsolidated joint ventures had outstanding secured debt totaling $9.5 million under separate construction loan agreements with different third-party lenders to finance their respective land development activities. The outstanding secured debt under these agreements is non-recourse to us, with $9.1 million scheduled to mature in August 2018 and the remainder scheduled to mature in February 2020. At November 30, 2017, these unconsolidated joint ventures had outstanding secured debt of $20.0 million. None of our other unconsolidated joint ventures had any outstanding debt at May 31, 2018 or November 30, 2017. While we and our partners in the unconsolidated joint ventures that have the construction loan agreements provide certain guarantees and indemnities to the applicable lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt of these unconsolidated joint ventures. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt of these unconsolidated joint ventures is material to our consolidated financial statements. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at May 31, 2018 and November 30, 2017 was a VIE, but we were not the primary beneficiary of this VIE. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Of the 354 unconsolidated joint venture lots controlled under land option and other similar contracts at May 31, 2018, we are committed to purchase 56 lots from one of our unconsolidated joint ventures in quarterly takedowns over the next two years for an aggregate purchase price of approximately $25.3 million under agreements that we entered into with the joint venture in 2016.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At May 31, 2018, we had total cash deposits of $44.0 million to purchase land having an aggregate purchase price of $1.17 billion. At November 30, 2017, we had total deposits of $64.7 million to purchase land having an aggregate purchase price of $1.09 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at May 31, 2018, we estimate the remaining purchase price to be paid would be as follows: 2018 – $657.5 million; 2019 – $211.1 million; 2020 – $81.9 million; 2021 – $60.8 million; 2022 – $30.5 million; and thereafter – $79.7 million.

In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $36.8 million at May 31, 2018 and $26.8 million at November 30, 2017. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of May 31, 2018 and November 30, 2017 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluated our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $23.2 million at May 31, 2018 and $5.7 million at November 30, 2017, as further discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report.
Contractual Obligations. There have been no significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2017.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2018 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2017.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
For the remainder of 2018, we intend to continue to execute on our Returns-Focused Growth Plan, which is described in the “Business” section of our Annual Report on Form 10-K for the year ended November 30, 2017 and is expected to help drive our profitable growth during the year. Our present 2018 outlook is as follows:
2018 Third Quarter:

•
We expect to generate housing revenues in the range of $1.23 billion to $1.29 billion, compared to $1.14 billion in the year-earlier quarter, and anticipate our average selling price to be in the range of $410,000 to $415,000.

•	We expect our housing gross profit margin to be in the range of 17.6% to 18.0%, assuming no inventory-related charges.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.3% to 9.8%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to be in the range of 7.8% to 8.4%.

•	We expect an effective tax rate of approximately 27%.

•	We expect a diluted weighted average share count of approximately 101.5 million.

•	We expect our average community count for the third quarter will be down by approximately 10% as compared to the 2017 third quarter.
2018 Full-Year:

•
We expect our housing revenues to be in the range of $4.60 billion to $4.80 billion, an increase from $4.30 billion in 2017, and anticipate our average selling price to be in the range of $400,000 to $410,000, roughly even with 2017.

•	We expect our housing gross profit margin, excluding inventory-related charges, to be in the range of 17.6% to 18.0%.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.6% to 9.9%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to be in the range of 7.7% to 8.2%.

•	We expect a diluted weighted average share count of approximately 101.5 million.

•	We expect our return on equity to be in a range of 14% to 15%.

•	We expect our ending community count to be up slightly compared to 2017, including a year-over-year increase of approximately 15% in our West Coast homebuilding reporting segment.
We believe we are well positioned to achieve our financial and operational targets for 2018 due to, among other things, our backlog levels at May 31, 2018, our planned new home community openings, community reactivations and investments in land and land development, as well as ongoing strong demand from first-time homebuyers and current positive economic and demographic trends, to varying degrees, in many of our served markets.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the following:

•	general economic, employment and business conditions;

•	population growth, household formations and demographic trends;

•	conditions in the capital, credit and financial markets;

•	our ability to access external financing sources and raise capital through the issuance of common stock, debt or other securities, and/or project financing, on favorable terms;

•	the execution of any share repurchases pursuant to our board of directors’ authorization;

•	material and trade costs and availability;

•	changes in interest rates;

•	our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;

•	our compliance with the terms of the Credit Facility;

•	volatility in the market price of our common stock;

•	weak or declining consumer confidence, either generally or specifically with respect to purchasing homes;

•	competition from other sellers of new and resale homes;

•	weather events, significant natural disasters and other climate and environmental factors;

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

•
our ability to successfully implement our current and planned strategies and initiatives related to our product, geographic and market positioning, gaining share and scale in our served markets and in entering into new markets;

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
Please see our Annual Report on Form 10-K for the year ended November 30, 2017 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2017. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2017.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2018.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 16 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of May 31, 2018, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. On May 14, 2018 our board of directors reaffirmed the remainder of the 2016 authorization and approved and authorized the repurchase of 2,373,000 additional shares of our outstanding common stock, for a total of up to 4,000,000 shares authorized for repurchase. During the three months ended May 31, 2018, no shares were repurchased pursuant to this authorization.
Item 6.    Exhibits

Exhibits

4.23
Amended and Restated Rights Agreement, dated as of April 12, 2018 by and between KB Home and Computer Share, Inc., as Rights Agent, filed as Exhibit 4.1 to KB Home’s Amended Registration Statement on Form 8-A/A dated April 13, 2018 is incorporated by reference herein.

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

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and six months ended May 31, 2018 and 2017, (b) Consolidated Balance Sheets as of May 31, 2018 and November 30, 2017, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2018 and 2017, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	July 6, 2018	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 6, 2018	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)