Form 10-Q
period 2018-08-31
KB HOME
filed 2018-10-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2018.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2018.
There were 88,387,928 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2018. The registrant’s grantor stock ownership trust held an additional 8,460,265 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Total revenues	$1,225,347	$1,144,001	$3,198,393	$2,965,391
Homebuilding:
Revenues	$1,221,875	$1,140,787	$3,189,753	$2,957,105
Construction and land costs	(1,001,509)	(955,001)	(2,642,231)	(2,499,677)
Selling, general and administrative expenses	(114,753)	(109,095)	(323,708)	(305,901)
Operating income	105,613	76,691	223,814	151,527
Interest income	458	347	2,739	747
Interest expense	—	—	—	(6,307)
Equity in income (loss) of unconsolidated joint ventures	3,493	(814)	2,326	(679)
Homebuilding pretax income	109,564	76,224	228,879	145,288
Financial services:
Revenues	3,472	3,214	8,640	8,286
Expenses	(945)	(890)	(2,855)	(2,525)
Equity in income of unconsolidated joint ventures	2,585	660	4,365	1,600
Financial services pretax income	5,112	2,984	10,150	7,361
Total pretax income	114,676	79,208	239,029	152,649
Income tax expense	(27,200)	(29,000)	(165,500)	(56,400)
Net income	$87,476	$50,208	$73,529	$96,249
Earnings per share:
Basic	$.99	$.58	$.83	$1.12
Diluted	$.87	$.51	$.75	$1.00
Weighted average shares outstanding:
Basic	87,951	85,974	87,565	85,517
Diluted	101,072	98,912	101,213	97,624
Cash dividends declared per common share	$.025	$.025	$.075	$.075
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2018	November 30, 2017
Assets
Homebuilding:
Cash and cash equivalents	$354,361	$720,630
Receivables	279,608	244,213
Inventories	3,688,855	3,263,386
Investments in unconsolidated joint ventures	62,436	64,794
Deferred tax assets, net	468,969	633,637
Other assets	108,919	102,498
	4,963,148	5,029,158
Financial services	11,541	12,357
Total assets	$4,974,689	$5,041,515

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$259,947	$213,463
Accrued expenses and other liabilities	634,466	575,930
Notes payable	2,063,127	2,324,845
	2,957,540	3,114,238
Financial services	1,200	966
Stockholders’ equity:
Common stock	119,049	117,946
Paid-in capital	750,254	727,483
Retained earnings	1,802,538	1,735,695
Accumulated other comprehensive loss	(16,924)	(16,924)
Grantor stock ownership trust, at cost	(91,760)	(96,509)
Treasury stock, at cost	(547,208)	(541,380)
Total stockholders’ equity	2,015,949	1,926,311
Total liabilities and stockholders’ equity	$4,974,689	$5,041,515
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2018	2017
Cash flows from operating activities:
Net income	$73,529	$96,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(6,691)	(921)
Distributions of earnings from unconsolidated joint ventures	6,297	—
Amortization of discounts and issuance costs	4,677	5,006
Depreciation and amortization	1,882	2,151
Deferred income taxes	164,668	55,900
Loss on early extinguishment of debt	—	5,685
Stock-based compensation	12,149	9,893
Inventory impairments and land option contract abandonments	19,925	18,122
Changes in assets and liabilities:
Receivables	(36,030)	2,172
Inventories	(370,048)	(95,850)
Accounts payable, accrued expenses and other liabilities	84,885	9,926
Other, net	(4,751)	(5,063)
Net cash provided by (used in) operating activities	(49,508)	103,270
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(15,640)	(15,154)
Return of investments in unconsolidated joint ventures	9,934	8,159
Purchases of property and equipment, net	(4,137)	(6,643)
Net cash used in investing activities	(9,843)	(13,638)
Cash flows from financing activities:
Repayment of senior notes	(300,000)	(105,326)
Borrowings under revolving credit facility	70,000	—
Repayments under revolving credit facility	(70,000)	—
Issuance costs for unsecured revolving credit facility	—	(1,711)
Payments on mortgages and land contracts due to land sellers and other loans	(10,494)	(92,443)
Issuance of common stock under employee stock plans	17,433	20,677
Payments of cash dividends	(6,686)	(6,479)
Tax payments associated with stock-based compensation awards	(6,787)	(2,543)
Net cash used in financing activities	(306,534)	(187,825)
Net decrease in cash and cash equivalents	(365,885)	(98,193)
Cash and cash equivalents at beginning of period	720,861	593,000
Cash and cash equivalents at end of period	$354,976	$494,807
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of August 31, 2018, the results of our consolidated operations for the three months and nine months ended August 31, 2018 and 2017, and our consolidated cash flows for the nine months ended August 31, 2018 and 2017. The results of our consolidated operations for the three months and nine months ended August 31, 2018 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2017 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2017, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $195.7 million at August 31, 2018 and $481.1 million at November 30, 2017. At August 31, 2018 and November 30, 2017, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $87.5 million for the three months ended August 31, 2018 and $50.2 million for the three months ended August 31, 2017. For the nine months ended August 31, 2018 and 2017, our comprehensive income was $73.5 million and $96.2 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2018 and 2017 was equal to our net income for the respective periods.
Adoption of New Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of excess tax benefits on the statement of cash flows, treatment of forfeitures, and statutory withholding requirements. We adopted this guidance effective December 1, 2017. ASU 2016-09 requires excess tax benefits and deficiencies from stock-based compensation awards to be recognized prospectively in our consolidated statements of operations as a component of income tax expense, whereas these items were previously recorded in paid-in capital in our consolidated balance sheets. This guidance also requires excess tax benefits to be classified within operating activities in the consolidated statements of cash flows. We previously recognized excess tax benefits as a cash inflow from financing activities and a corresponding cash outflow from operating activities. In connection with the adoption of this guidance, we elected to continue to estimate forfeitures in calculating our stock-based compensation expense, rather than account for forfeitures as they occur. The impact of recognizing excess tax benefits and deficiencies in our consolidated statements of operations resulted in reductions in our income tax expense of $.6 million and $3.0 million for the three-month and nine-month periods ended August 31, 2018, respectively. The remaining aspects of adopting this guidance did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 (with early adoption permitted). Our early adoption of this guidance in the 2018 third quarter did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue guidance in Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific revenue and cost guidance in the accounting standards codification, including some cost guidance related to construction-type and production-type contracts. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a principles-based, five-step model to be applied to contracts with customers in determining the timing and amount of revenue to recognize: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Certain contracts may contain terms that require more management judgment and estimates than currently applicable guidance to determine the appropriate revenue recognition, including with respect to identifying the performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price, and allocating the transaction price to the applicable performance obligations, among other things.
ASU 2014-09 and its related amendments (collectively, “ASC 606”) are effective for us beginning December 1, 2018. We intend to adopt ASC 606 under the modified retrospective method applied to contracts that are not complete as of the date of adoption. As a result, we expect to record a cumulative adjustment to beginning retained earnings as of December 1, 2018. We do not expect the adoption of ASC 606 to have a material impact on our recognition of homebuilding revenues in our consolidated financial statements. The primary impacts to our consolidated financial statements are expected to be the following:

•
Within our homebuilding operations, ASC 606 will impact the classification and timing of recognition in our consolidated financial statements of certain community sales office, model and other marketing-related costs, which we currently capitalize to inventories and amortize through construction and land costs with each home delivered in a community. Under ASC 606, these costs will be capitalized to property and equipment and depreciated to selling, general and administrative expenses, or will be expensed as incurred. Upon adopting ASC 606, we will reclassify certain of these community sales office, model and other marketing-related costs from inventories to property and equipment in our consolidated financial statements. The change in the classification and timing of these costs will also result in lower construction and land costs, and higher selling, general and administrative expenses, as compared to amounts reported under the existing guidance. In addition, under ASC 606, forfeited customer deposits, which are currently reflected as other income, will be included in revenues.

•
Within our financial services operations, ASC 606 will impact the timing of recognition of insurance commissions for insurance policy renewals. We currently recognize insurance commissions for renewals as revenue when policies are renewed. Under ASC 606, insurance commissions for estimated future policy renewals will be recognized as revenue when the customer executes an initial insurance policy with the insurance carrier. Upon adopting ASC 606, we will record a contract asset for the estimated future renewal commissions related to existing policies as of December 1, 2018.

We are in the process of quantifying the above-mentioned items. While individual financial statement line items may be affected, we currently believe the adoption of ASC 606 will not have a material impact on our consolidated net income. In addition, we do not expect significant changes to our business processes or internal control over financial reporting as a result of the adoption. We are also continuing to evaluate the impact that adopting this guidance may have on other aspects of our business.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under this guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for us beginning December 1, 2019 (with early adoption permitted). Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarifies how to apply certain aspects of ASU 2016-02. We expect to adopt ASU 2016-02,

ASU 2018-10 and ASU 2018-11 beginning December 1, 2019. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
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
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for us beginning December 1, 2020 (with early adoption permitted). Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-14, “Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which modifies the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. ASU 2018-14 is effective for our year ending November 30, 2021 (with early adoption permitted). ASU 2018-14 is required to be applied on a retrospective basis to all periods presented. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles — Goodwill and Other — Internal-Use Software — (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for us beginning December 1, 2020 (with early adoption permitted). ASC 2018-15 is required to be applied either retrospectively or prospectively to all implementation costs after the date of adoption. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

2.	Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of August 31, 2018, our homebuilding reporting segments conducted ongoing operations in the following states:
West Coast: California and Washington
Southwest: Arizona and Nevada
Central: Colorado and Texas
Southeast: Florida and North Carolina
In the 2018 third quarter, we expanded into Washington with our entrance into the Seattle market.
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Revenues:
West Coast	$571,880	$609,598	$1,455,272	$1,426,030
Southwest	196,056	132,307	528,872	376,132
Central	327,888	291,006	885,875	826,008
Southeast	126,051	107,876	319,734	328,935
Total	$1,221,875	$1,140,787	$3,189,753	$2,957,105

Pretax income (loss):
West Coast	$72,996	$58,922	$156,472	$118,271
Southwest	31,065	11,648	66,619	30,269
Central	32,294	28,921	80,464	75,584
Southeast	(702)	1,129	1,405	(605)
Corporate and other	(26,089)	(24,396)	(76,081)	(78,231)
Total	$109,564	$76,224	$228,879	$145,288

Inventory impairment charges:
West Coast	$4,190	$4,992	$14,882	$8,136
Southwest	—	2,102	—	3,445
Central	654	—	654	—
Southeast	2,291	—	2,291	3,032
Total	$7,135	$7,094	$17,827	$14,613

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Land option contract abandonments:
West Coast	$219	$903	$815	$2,738
Southwest	432	—	432	—
Central	477	—	700	518
Southeast	151	116	151	253
Total	$1,279	$1,019	$2,098	$3,509

	August 31, 2018	November 30, 2017
Inventories:
Homes under construction
West Coast	$700,305	$638,639
Southwest	183,226	179,240
Central	356,722	320,205
Southeast	154,642	98,764
Subtotal	1,394,895	1,236,848

Land under development
West Coast	967,099	723,761
Southwest	376,413	309,672
Central	502,415	435,373
Southeast	207,995	182,533
Subtotal	2,053,922	1,651,339

Land held for future development or sale
West Coast	146,947	233,188
Southwest	21,141	62,475
Central	11,951	12,654
Southeast	59,999	66,882
Subtotal	240,038	375,199
Total	$3,688,855	$3,263,386

Assets:
West Coast	$1,984,393	$1,747,786
Southwest	614,214	586,666
Central	1,004,464	901,516
Southeast	462,427	359,307
Corporate and other	897,650	1,433,883
Total	$4,963,148	$5,029,158

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Revenues
Insurance commissions	$1,928	$1,897	$4,743	$4,515
Title services	1,544	1,317	3,897	3,766
Interest income	—	—	—	5
Total	3,472	3,214	8,640	8,286

Expenses
General and administrative	(945)	(890)	(2,855)	(2,525)
Operating income	2,527	2,324	5,785	5,761
Equity in income of unconsolidated joint ventures	2,585	660	4,365	1,600
Pretax income	$5,112	$2,984	$10,150	$7,361

	August 31, 2018	November 30, 2017
Assets
Cash and cash equivalents	$615	$231
Receivables	2,358	1,724
Investments in unconsolidated joint ventures	8,408	10,340
Other assets	160	62
Total assets	$11,541	$12,357
Liabilities
Accounts payable and accrued expenses	$1,200	$966
Total liabilities	$1,200	$966

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Numerator:
Net income	$87,476	$50,208	$73,529	$96,249
Less: Distributed earnings allocated to nonvested restricted stock	(12)	(14)	(37)	(43)
Less: Undistributed earnings allocated to nonvested restricted stock	(472)	(307)	(388)	(602)
Numerator for basic earnings per share	86,992	49,887	73,104	95,604

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	796	664	2,389	1,990
Add: Undistributed earnings allocated to nonvested restricted stock	472	307	388	602
Less: Undistributed earnings reallocated to nonvested restricted stock	(416)	(267)	(335)	(528)
Numerator for diluted earnings per share	$87,844	$50,591	$75,546	$97,668

Denominator:
Weighted average shares outstanding — basic	87,951	85,974	87,565	85,517
Effect of dilutive securities:
Share-based payments	4,719	4,536	5,246	3,705
Convertible senior notes	8,402	8,402	8,402	8,402
Weighted average shares outstanding — diluted	101,072	98,912	101,213	97,624
Basic earnings per share	$.99	$.58	$.83	$1.12
Diluted earnings per share	$.87	$.51	$.75	$1.00
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2018 or 2017.
For the three-month and nine-month periods ended August 31, 2018, outstanding stock options to purchase 1.6 million shares of our common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. For the three-month and nine-month periods ended August 31, 2017, outstanding stock options to purchase 2.5 million shares of our common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

5.	Receivables
Receivables consisted of the following (in thousands):

	August 31, 2018	November 30, 2017
Due from utility companies, improvement districts and municipalities	$128,208	$113,744
Recoveries related to self-insurance and other legal claims	104,992	91,763
Refundable deposits and bonds	13,435	13,829
Recoveries related to warranty and other claims	4,750	4,073
Other	40,868	33,797
Subtotal	292,253	257,206
Allowance for doubtful accounts	(12,645)	(12,993)
Total	$279,608	$244,213

6.	Inventories
Inventories consisted of the following (in thousands):

	August 31, 2018	November 30, 2017
Homes under construction	$1,394,895	$1,236,848
Land under development	2,053,922	1,651,339
Land held for future development or sale (a)	240,038	375,199
Total	$3,688,855	$3,263,386
(a)    Land held for sale totaled $13.9 million at August 31, 2018 and $21.8 million at November 30, 2017.
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
Our interest costs were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Capitalized interest at beginning of period	$247,276	$303,984	$262,191	$306,723
Interest incurred (a)	35,228	43,434	115,096	136,857
Interest expensed (a)	—	—	—	(6,307)
Interest amortized to construction and land costs (b)	(53,288)	(55,204)	(148,071)	(145,059)
Capitalized interest at end of period (c)	$229,216	$292,214	$229,216	$292,214

(a)	Interest incurred and interest expensed for the nine months ended August 31, 2017 included a charge of $5.7 million for the early extinguishment of debt.

(b)
Interest amortized to construction and land costs for the three months ended August 31, 2018 and 2017 included $.3 million and $.2 million, respectively, related to land sales during those periods. Interest amortized to construction and land costs for the nine months ended August 31, 2018 and 2017 included $4.3 million and $1.8 million, respectively, related to land sales during those periods.

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
We evaluated 47 and 49 communities or land parcels for recoverability during the nine months ended August 31, 2018 and 2017, respectively. The carrying value of those communities or land parcels evaluated during the nine months ended August 31, 2018 and 2017 was $303.5 million and $436.7 million, respectively. Some of the communities or land parcels evaluated during the nine months ended August 31, 2018 and 2017 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period were counted only once for each nine-month period.

In addition, the communities or land parcels evaluated during the nine months ended August 31, 2018 and 2017 included certain communities or land parcels previously held for future development that were reactivated as part of our efforts to improve our asset efficiency under our Returns-Focused Growth Plan.
Based on the results of our evaluations, we recognized inventory impairment charges of $7.1 million for the three months ended August 31, 2018 and $17.8 million for the nine months ended August 31, 2018. For the three months and nine months ended August 31, 2017, we recognized inventory impairment charges of $7.1 million and $14.6 million, respectively. The inventory impairment charges for the three-month and nine-month periods ended August 31, 2018 and 2017 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended August 31,		Nine Months Ended August 31,
Unobservable Input (a)	2018	2017	2018	2017
Average selling price	$306,400 - $407,300	$207,100 - $1,576,500	$306,400 - $774,100	$207,100 - $1,576,500
Deliveries per month	2 - 6	2 - 4	2 - 6	2 - 4
Discount rate	17% - 18%	17% - 18%	17% - 18%	17% - 18%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of August 31, 2018, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $171.6 million, representing 20 communities and various other land parcels. As of November 30, 2017, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $177.8 million, representing 24 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.3 million for the three months ended August 31, 2018 and $2.1 million for the nine months ended August 31, 2018. For the three-month and nine-month periods ended August 31, 2017, we recognized land option contract abandonment charges of $1.0 million and $3.5 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.

8.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at August 31, 2018 and November 30, 2017 was a VIE, but we were not the primary beneficiary of the VIE. All of our joint ventures at August 31, 2018 and November 30, 2017 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2018 and November 30, 2017, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2018		November 30, 2017
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$19,983	$852,560	$43,171	$653,858
Other land option contracts and other similar contracts	28,793	524,789	21,531	440,229
Total	$48,776	$1,377,349	$64,702	$1,094,087
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $42.3 million at August 31, 2018 and $26.8 million at November 30, 2017. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract or other similar contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $26.1 million at August 31, 2018 and $5.7 million at November 30, 2017.

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

The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Revenues	$35,391	$12,802	$52,015	$39,604
Construction and land costs	(22,211)	(12,832)	(38,866)	(37,625)
Other expense, net	(226)	(1,294)	(2,209)	(3,547)
Income (loss)	$12,954	$(1,324)	$10,940	$(1,568)
The year-over-year growth in combined revenues and income for three months and nine months ended August 31, 2018 mainly reflected the sale of land by an unconsolidated joint venture in Arizona, and contingent consideration (profit participation revenues) earned by an unconsolidated joint venture in California.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	August 31, 2018	November 30, 2017
Assets
Cash	$10,466	$21,193
Receivables	26	688
Inventories	131,512	145,519
Other assets	740	1,398
Total assets	$142,744	$168,798

Liabilities and equity
Accounts payable and other liabilities	$9,856	$25,426
Notes payable (a)	11,407	20,040
Equity	121,481	123,332
Total liabilities and equity	$142,744	$168,798

(a)
As of November 30, 2017, two of our unconsolidated joint ventures had separate construction loan agreements with different third-party lenders to finance their respective land development activities, with the outstanding debt secured by the corresponding underlying property and related project assets and non-recourse to us. The secured debt of one of these unconsolidated joint ventures was repaid in August 2018 upon maturity. All of the outstanding secured debt at August 31, 2018 is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2018 or November 30, 2017.

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	August 31, 2018	November 30, 2017
Number of investments in unconsolidated joint ventures	6	7
Investments in unconsolidated joint ventures	$62,436	$64,794
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	46	377
We and our partner in the unconsolidated joint venture that has the above-noted outstanding construction loan agreement at August 31, 2018 provide certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity of the lender from environmental issues. In each instance, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of August 31, 2018, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements.
We are committed to purchase all 46 unconsolidated joint venture lots controlled under land option and other similar contracts at August 31, 2018 from one of our unconsolidated joint ventures. The purchase will be made in quarterly takedowns over the next two years for an aggregate purchase price of $21.1 million under agreements that we entered into with the unconsolidated joint venture in 2016.

10.	Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2018	November 30, 2017
Cash surrender value of corporate-owned life insurance contracts	$75,893	$75,236
Property and equipment, net	21,695	19,521
Prepaid expenses	9,437	5,360
Debt issuance costs associated with unsecured revolving credit facility	1,894	2,381
Total	$108,919	$102,498

11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2018	November 30, 2017
Self-insurance and other litigation liabilities	$250,148	$222,808
Employee compensation and related benefits	145,389	143,992
Warranty liability	79,971	69,798
Accrued interest payable	74,744	65,343
Inventory-related obligations (a)	43,788	30,108
Customer deposits	23,095	16,863
Real estate and business taxes	13,114	16,874
Other	4,217	10,144
Total	$634,466	$575,930

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
We have not completed our analysis of the TCJA’s income tax effects; however, as described below, we have provided provisional estimates of the TCJA’s impact on our income tax expense for the nine months ended August 31, 2018 in accordance with the guidance and interpretations available. In total, we recorded a non-cash charge of $111.2 million to income tax expense in the 2018 first quarter for TCJA-related impacts. In accordance with SAB 118, TCJA-related income tax effects initially reported as provisional estimates may be refined as additional analysis is completed based on obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date. In addition, the provisional amounts may be affected by our results for the year ending November 30, 2018 as well as additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service (“IRS”), changes in accounting standards, or federal or state legislative actions. We anticipate finalizing our analysis within SAB 118’s one-year measurement period. The following provisional estimates of TCJA-related impacts were reflected in our consolidated financial statements for the nine months ended August 31, 2018:

•
In the first quarter, we recorded a charge of $107.9 million in income tax expense due to the accounting re-measurement of our deferred tax assets based on the lower federal corporate income tax rate under the TCJA. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of our deferred tax assets or result in new deferred tax amounts.

•
We have AMT credit carryforwards that do not expire and can be used to offset regular income taxes in future years. Under the TCJA, we may claim a refund of 50% of our remaining AMT credits in 2019, 2020, and 2021 to the extent the credits exceed regular tax for any such year. Any AMT credits remaining after our fiscal year ending November 30, 2021 will be refunded in 2022. We currently estimate our refund will total approximately $50.0 million. As the refund is subject to a sequestration reduction rate of approximately 6.6%, we established a federal deferred tax valuation allowance of $3.3 million during the nine months ended August 31, 2018. Our accounting policy regarding the balance sheet presentation of the AMT credits is to maintain the balance in deferred tax assets until a tax return is filed claiming a refund of a portion of the credit, at which time the amount will be presented in receivables.

We evaluated the future deductibility of executive compensation due to the TCJA’s elimination of a federal tax law provision that permitted certain performance-based compensation to be deductible, as well as its modification of who is a covered employee with respect to the deduction limit, and a transition rule that would preserve the deductibility of certain 2018 performance-based compensation payable under written binding contracts in place prior to November 2, 2017 that have not been modified in any material respect. We are still analyzing the applicable aspects of the TCJA along with recent IRS guidance in this area.  Based on our analysis of the current transition rule standards and IRS guidance, we did not record an impact for this change in tax law in the nine months ended August 31, 2018.
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Income tax expense	$27,200	$29,000	$165,500	$56,400
Effective tax rate	23.7%	36.6%	69.2%	36.9%
Our income tax expense and effective tax rate for the three months ended August 31, 2018 included the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $3.0 million that we earned from building energy efficient homes; and excess tax benefits of $.6 million related to stock-based compensation due to our adoption of ASU 2016-09, as further described in Note 1 – Basis of Presentation and Significant Accounting Policies. Our income tax expense and effective tax rate for the nine months ended August 31, 2018 included the above-described charge of $111.2 million for TCJA-related impacts; the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $7.2 million; and excess tax benefits of $3.0 million related to stock-based compensation. The TCJA requires us to use a blended federal tax rate for our 2018 fiscal year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, our 2018 annual federal statutory tax rate has been reduced to 22.2%. The federal energy tax credits for the three-month and nine-month periods ended August 31, 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
Our income tax expense and effective tax rate for the three-month and nine-month periods ended August 31, 2017 included the favorable net impact of federal energy tax credits of $2.6 million and $3.8 million, respectively, that we earned from building energy efficient homes through December 31, 2016.
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
Our deferred tax assets of $495.9 million as of August 31, 2018, after the above-described accounting re-measurement, and $657.2 million as of November 30, 2017 were partly offset by valuation allowances of $26.9 million and $23.6 million, respectively. As part of our analysis of the TCJA’s income tax effects described above, we increased our deferred tax asset valuation allowance by $3.3 million during the nine months ended August 31, 2018. The deferred tax asset valuation allowances as of August 31, 2018 and November 30, 2017 were primarily related to certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard at those dates. Based on our evaluation of our deferred tax assets as of August 31, 2018, we determined that most of our deferred tax assets would be realized. Therefore, other than the $3.3 million discussed above, no adjustments to our deferred tax valuation allowance were needed for the nine months ended August 31, 2018.
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
Unrecognized Tax Benefits. As of August 31, 2018, we had no gross unrecognized tax benefits. As of November 30, 2017, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million. The fiscal years ending 2015 and later remain open to federal examinations, while 2014 and later remain open to state examinations.

13.	Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2018	November 30, 2017
Mortgages and land contracts due to land sellers and other loans	$44,295	$10,203
7 1/4% Senior notes due June 15, 2018	—	299,867
4.75% Senior notes due May 15, 2019	399,207	398,397
8.00% Senior notes due March 15, 2020	347,390	346,238
7.00% Senior notes due December 15, 2021	447,166	446,608
7.50% Senior notes due September 15, 2022	347,603	347,234
7.625% Senior notes due May 15, 2023	247,984	247,726
1.375% Convertible senior notes due February 1, 2019	229,482	228,572
Total	$2,063,127	$2,324,845
The carrying amounts of our senior notes listed above are net of debt issuance costs and discounts, which totaled $11.2 million at August 31, 2018 and $15.4 million at November 30, 2017.
Unsecured Revolving Credit Facility. We have a $500.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on July 27, 2021. The Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $600.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, our cash-collateralized letter of credit facility with a financial institution (“LOC Facility”). Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .30% to .45% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2018, we had no cash borrowings and $37.7 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2018, we had $462.3 million available for cash borrowings under the Credit Facility, with up to $212.3 million of that amount available for the issuance of letters of credit.
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of August 31, 2018 and November 30, 2017, we had no letters of credit outstanding under the LOC Facility.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2018, inventories having a carrying value of $145.7 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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
Senior Notes. All of our senior notes outstanding at August 31, 2018 and November 30, 2017 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. Interest on each of these senior notes is payable semi-annually. At any time prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of our 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”). These notes are initially convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.37 per share. This initial conversion rate equates to 8,401,831 shares of our common stock and is subject to adjustment upon the occurrence of certain events, as described in the instruments governing these notes.

On June 15, 2018, we repaid the entire $300.0 million in aggregate principal amount of our 7 1/4% Senior Notes at their maturity using internally generated cash.
The indenture governing our senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. In addition, our senior notes contain certain limitations related to mergers, consolidations, and sales of assets.
As of August 31, 2018, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2018 – $0; 2019 – $674.3 million; 2020 – $350.0 million; 2021 – $0; 2022 – $800.0 million; and thereafter – $250.0 million.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy, pre-impairment value, inventory impairment charges and fair value for our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2018 and the year ended November 30, 2017 (in thousands):

		August 31, 2018			November 30, 2017
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$49,571	$(17,827)	$31,744	$58,962	$(20,605)	$38,357

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

The following table presents the fair value hierarchy, carrying values and fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2018		November 30, 2017
	Fair Value Hierarchy	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,789,350	$1,884,875	$2,086,070	$2,292,250
Convertible senior notes	Level 2	229,482	238,913	228,572	278,300

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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Balance at beginning of period	$76,404	$60,037	$69,798	$56,682
Warranties issued	9,590	10,041	27,243	25,965
Payments	(6,023)	(6,267)	(17,070)	(18,836)
Balance at end of period	$79,971	$63,811	$79,971	$63,811

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
Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $63.2 million and $71.3 million are included in receivables in our consolidated balance sheets at August 31, 2018 and November 30, 2017, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment, and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.

The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Balance at beginning of period	$176,715	$156,505	$177,695	$158,584
Self-insurance expense (a)	5,554	5,573	14,264	13,811
Payments	(2,473)	(2,291)	(5,115)	(7,051)
Adjustments (b)	(1,023)	17,772	(8,071)	12,215
Balance at end of period	$178,773	$177,559	$178,773	$177,559

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)
The amount for each period reflects changes in our self-insurance liability that were offset by changes in the receivable for estimated probable insurance and other recoveries to present our self-insurance liability on a gross basis. The amounts for the three months and nine months ended August 31, 2017 also included a $21.7 million change in estimate to increase our self-insurance liability based on an actuarially determined estimate that we believed had a higher probability of being adequate to cover future payments associated with unresolved claims, including claims incurred but not yet reported.

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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and other claims totaled $4.8 million at August 31, 2018 and $4.1 million at November 30, 2017. We believe the collection of these receivables is probable based on our history of collections for similar claims.
Northern California Claims. In the 2017 third quarter, we received claims from a homeowners’ association alleging approximately $100.0 million of damages from purported construction defects at a completed townhome community in Northern California. We continue to investigate these allegations, and we currently expect it may take up to several quarters to fully evaluate them. At August 31, 2018, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued, at this stage of our investigation into these allegations, we are unable to estimate the total amount of the loss in excess of the accrued amount that is reasonably possible. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs. In September 2018, an arbitration proceeding on this matter was scheduled for July 1, 2019.
Florida Chapter 558 Actions. We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes pursuant to Chapter 558 of the Florida Statutes that allege various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville and Orlando operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved several of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of August 31, 2018, we had approximately 500 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have recently informed us of their inability to continue to pay claims-related costs. At August 31, 2018, we had an accrual for our estimated probable loss for these matters. While it is reasonably possible that our loss could exceed the amount accrued, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount that is reasonably possible.

Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2018, we had $655.7 million of performance bonds and $37.7 million of letters of credit outstanding. At November 30, 2017, we had $606.7 million of performance bonds and $37.6 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2018, we had total cash deposits of $48.8 million to purchase land having an aggregate purchase price of $1.38 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

16.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2018, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

17.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended August 31, 2018
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2017	117,946	(8,898)	(22,021)	$117,946	$727,483	$1,735,695	$(16,924)	$(96,509)	$(541,380)	$1,926,311
Net income	—	—	—	—	—	73,529	—	—	—	73,529
Dividends on common stock	—	—	—	—	—	(6,686)	—	—	—	(6,686)
Employee stock options/other	1,049	—	—	1,049	16,384	—	—	—	—	17,433
Stock awards	54	438	37	54	(5,762)	—	—	4,749	959	—
Stock-based compensation	—	—	—	—	12,149	—	—	—	—	12,149
Tax payments associated with stock-based payment awards	—	—	(217)	—	—	—	—	—	(6,787)	(6,787)
Balance at August 31, 2018	119,049	(8,460)	(22,201)	$119,049	$750,254	$1,802,538	$(16,924)	$(91,760)	$(547,208)	$2,015,949
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
In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of August 31, 2018, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. On May 14, 2018, our board of directors reaffirmed the remainder of the 2016 authorization and approved and authorized the repurchase of 2,373,000 additional shares of our outstanding common stock, for a total of up to 4,000,000 shares authorized for repurchase. We did not repurchase any of our common stock under this program in the nine months ended August 31, 2018.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock solely as necessary for director compensation elections with respect to settling outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. As of August 31, 2018, we have not repurchased any shares pursuant to the board of directors authorization.
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
During each of the three-month periods ended August 31, 2018 and 2017, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the nine months ended August 31, 2018 and 2017 totaled $.075 per share of common stock.

18.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the nine months ended August 31, 2018:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	9,265,240	$17.64
Granted	—	—
Exercised	(1,049,260)	16.62
Cancelled	(33,706)	17.29
Options outstanding at end of period	8,182,274	$17.78
Options exercisable at end of period	7,254,706	$18.04
As of August 31, 2018, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 3.8 years and 3.3 years, respectively. There was $.3 million of total unrecognized compensation expense related to unvested stock option awards as of August 31, 2018 that is expected to be recognized over a weighted average period of 0.9 years. For the three months ended August 31, 2018 and 2017, stock-based compensation expense associated with stock options totaled $.2 million and $.6 million, respectively. For the nine months ended August 31, 2018 and 2017, stock-based compensation expense associated with stock options totaled $.5 million and $1.7 million, respectively. The aggregate intrinsic values of stock options outstanding and stock options exercisable were $77.3 million and $68.8 million, respectively, at August 31, 2018. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $3.2 million and $2.3 million for the three months ended August 31, 2018 and 2017, respectively, related to restricted stock and PSUs. We recognized total compensation expense of $11.6 million and $8.1 million for the nine months ended August 31, 2018 and 2017, respectively, related to restricted stock and PSUs.

19.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2018	2017
Summary of cash and cash equivalents at end of period:
Homebuilding	$354,361	$494,053
Financial services	615	754
Total	$354,976	$494,807
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(9,401)	$(17,111)
Income taxes paid	9,808	3,464
Supplemental disclosures of noncash activities:
Increase (decrease) in consolidated inventories not owned	$20,370	$(22,018)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	10,390	5,198
Inventories acquired through seller financing	44,586	49,658

20.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of August 31, 2018.

Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended August 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,115,373	$109,974	$—	$1,225,347
Homebuilding:
Revenues	$—	$1,115,373	$106,502	$—	$1,221,875
Construction and land costs	—	(907,027)	(94,482)	—	(1,001,509)
Selling, general and administrative expenses	(24,688)	(80,196)	(9,869)	—	(114,753)
Operating income (loss)	(24,688)	128,150	2,151	—	105,613
Interest income	380	—	78	—	458
Interest expense	(33,319)	(669)	(1,240)	35,228	—
Intercompany interest	78,519	(39,896)	(3,395)	(35,228)	—
Equity in income of unconsolidated joint ventures	—	3,493	—	—	3,493
Homebuilding pretax income (loss)	20,892	91,078	(2,406)	—	109,564
Financial services pretax income	—	—	5,112	—	5,112
Total pretax income	20,892	91,078	2,706	—	114,676
Income tax expense	(3,500)	(22,700)	(1,000)	—	(27,200)
Equity in net income of subsidiaries	70,084	—	—	(70,084)	—
Net income	$87,476	$68,378	$1,706	$(70,084)	$87,476

	Three Months Ended August 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,048,045	$95,956	$—	$1,144,001
Homebuilding:
Revenues	$—	$1,048,045	$92,742	$—	$1,140,787
Construction and land costs	—	(871,350)	(83,651)	—	(955,001)
Selling, general and administrative expenses	(23,220)	(72,686)	(13,189)	—	(109,095)
Operating income (loss)	(23,220)	104,009	(4,098)	—	76,691
Interest income	345	2	—	—	347
Interest expense	(41,746)	(434)	(1,254)	43,434	—
Intercompany interest	77,367	(31,059)	(2,874)	(43,434)	—
Equity in loss of unconsolidated joint ventures	—	(814)	—	—	(814)
Homebuilding pretax income (loss)	12,746	71,704	(8,226)	—	76,224
Financial services pretax income	—	—	2,984	—	2,984
Total pretax income (loss)	12,746	71,704	(5,242)	—	79,208
Income tax benefit (expense)	(3,700)	(26,200)	900	—	(29,000)
Equity in net income of subsidiaries	41,162	—	—	(41,162)	—
Net income (loss)	$50,208	$45,504	$(4,342)	$(41,162)	$50,208

	Nine Months Ended August 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$2,886,995	$311,398	$—	$3,198,393
Homebuilding:
Revenues	$—	$2,886,995	$302,758	$—	$3,189,753
Construction and land costs	—	(2,376,223)	(266,008)	—	(2,642,231)
Selling, general and administrative expenses	(73,669)	(223,023)	(27,016)	—	(323,708)
Operating income (loss)	(73,669)	287,749	9,734	—	223,814
Interest income	2,559	9	171	—	2,739
Interest expense	(109,233)	(1,992)	(3,871)	115,096	—
Intercompany interest	226,642	(103,211)	(8,335)	(115,096)	—
Equity in income (loss) of unconsolidated joint ventures	—	2,327	(1)	—	2,326
Homebuilding pretax income (loss)	46,299	184,882	(2,302)	—	228,879
Financial services pretax income	—	—	10,150	—	10,150
Total pretax income	46,299	184,882	7,848	—	239,029
Income tax expense	(50,600)	(88,500)	(26,400)	—	(165,500)
Equity in net income of subsidiaries	77,830	—	—	(77,830)	—
Net income (loss)	$73,529	$96,382	$(18,552)	$(77,830)	$73,529

	Nine Months Ended August 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$2,671,533	$293,858	$—	$2,965,391
Homebuilding:
Revenues	$—	$2,671,533	$285,572	$—	$2,957,105
Construction and land costs	—	(2,240,974)	(258,703)	—	(2,499,677)
Selling, general and administrative expenses	(68,809)	(206,513)	(30,579)	—	(305,901)
Operating income (loss)	(68,809)	224,046	(3,710)	—	151,527
Interest income	740	5	2	—	747
Interest expense	(131,788)	(1,428)	(3,641)	130,550	(6,307)
Intercompany interest	226,470	(87,524)	(8,396)	(130,550)	—
Equity in loss of unconsolidated joint ventures	—	(678)	(1)	—	(679)
Homebuilding pretax income (loss)	26,613	134,421	(15,746)	—	145,288
Financial services pretax income	—	—	7,361	—	7,361
Total pretax income (loss)	26,613	134,421	(8,385)	—	152,649
Income tax benefit (expense)	(4,900)	(52,300)	800	—	(56,400)
Equity in net income of subsidiaries	74,536	—	—	(74,536)	—
Net income (loss)	$96,249	$82,121	$(7,585)	$(74,536)	$96,249

Condensed Consolidating Balance Sheets (in thousands)

	August 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$245,197	$86,201	$22,963	$—	$354,361
Receivables	5,707	189,793	84,108	—	279,608
Inventories	—	3,317,712	371,143	—	3,688,855
Investments in unconsolidated joint ventures	—	59,932	2,504	—	62,436
Deferred tax assets, net	200,610	155,451	112,908	—	468,969
Other assets	97,542	8,670	2,707	—	108,919
	549,056	3,817,759	596,333	—	4,963,148
Financial services	—	—	11,541	—	11,541
Intercompany receivables	3,484,619	—	153,446	(3,638,065)	—
Investments in subsidiaries	150,900	—	—	(150,900)	—
Total assets	$4,184,575	$3,817,759	$761,320	$(3,788,965)	$4,974,689
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$137,171	$530,309	$226,933	$—	$894,413
Notes payable	1,993,722	44,295	25,110	—	2,063,127
	2,130,893	574,604	252,043	—	2,957,540
Financial services	—	—	1,200	—	1,200
Intercompany payables	37,733	3,152,077	448,255	(3,638,065)	—
Stockholders’ equity	2,015,949	91,078	59,822	(150,900)	2,015,949
Total liabilities and stockholders’ equity	$4,184,575	$3,817,759	$761,320	$(3,788,965)	$4,974,689

	November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$575,193	$102,661	$42,776	$—	$720,630
Receivables	24,815	144,076	75,322	—	244,213
Inventories	—	2,929,466	333,920	—	3,263,386
Investments in unconsolidated joint ventures	—	62,290	2,504	—	64,794
Deferred tax assets, net	250,747	243,523	139,367	—	633,637
Other assets	91,592	8,424	2,482	—	102,498
	942,347	3,490,440	596,371	—	5,029,158
Financial services	—	—	12,357	—	12,357
Intercompany receivables	3,414,237	—	107,992	(3,522,229)	—
Investments in subsidiaries	49,776	—	—	(49,776)	—
Total assets	$4,406,360	$3,490,440	$716,720	$(3,572,005)	$5,041,515
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$163,984	$371,909	$253,500	$—	$789,393
Notes payable	2,289,532	9,283	26,030	—	2,324,845
	2,453,516	381,192	279,530	—	3,114,238
Financial services	—	—	966	—	966
Intercompany payables	26,533	3,109,248	386,448	(3,522,229)	—
Stockholders’ equity	1,926,311	—	49,776	(49,776)	1,926,311
Total liabilities and stockholders’ equity	$4,406,360	$3,490,440	$716,720	$(3,572,005)	$5,041,515

Condensed Consolidating Statements of Cash Flows (in thousands)

	Nine Months Ended August 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$50,507	$(38,248)	$(61,767)	$—	$(49,508)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(15,640)	—	—	(15,640)
Return of investments in unconsolidated joint ventures	—	9,934	—	—	9,934
Purchases of property and equipment, net	(3,508)	(457)	(172)	—	(4,137)
Intercompany	(80,955)	—	—	80,955	—
Net cash used in investing activities	(84,463)	(6,163)	(172)	80,955	(9,843)
Cash flows from financing activities:
Repayment of senior notes	(300,000)	—	—	—	(300,000)
Borrowings under revolving credit facility	70,000	—	—	—	70,000
Repayments under revolving credit facility	(70,000)	—	—	—	(70,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(9,574)	(920)	—	(10,494)
Issuance of common stock under employee stock plans	17,433	—	—	—	17,433
Payments of cash dividends	(6,686)	—	—	—	(6,686)
Tax payments associated with stock-based compensation awards	(6,787)	—	—	—	(6,787)
Intercompany	—	37,525	43,430	(80,955)	—
Net cash provided by (used in) financing activities	(296,040)	27,951	42,510	(80,955)	(306,534)
Net decrease in cash and cash equivalents	(329,996)	(16,460)	(19,429)	—	(365,885)
Cash and cash equivalents at beginning of period	575,193	102,661	43,007	—	720,861
Cash and cash equivalents at end of period	$245,197	$86,201	$23,578	$—	$354,976

	Nine Months Ended August 31, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$82,480	$30,480	$(9,690)	$—	$103,270
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(9,899)	(5,255)	—	(15,154)
Return of investments in unconsolidated joint ventures	—	3,169	4,990	—	8,159
Purchases of property and equipment, net	(5,875)	(719)	(49)	—	(6,643)
Intercompany	(43,367)	—	—	43,367	—
Net cash used in investing activities	(49,242)	(7,449)	(314)	43,367	(13,638)
Cash flows from financing activities:
Repayment of senior notes	(105,326)	—	—	—	(105,326)
Issuance costs for unsecured revolving credit facility	(1,711)	—	—	—	(1,711)
Payments on mortgages and land contracts due to land sellers and other loans	—	(92,443)	—	—	(92,443)
Issuance of common stock under employee stock plans	20,677	—	—	—	20,677
Payments of cash dividends	(6,479)	—	—	—	(6,479)
Tax payments associated with stock-based compensation awards	(2,543)	—	—	—	(2,543)
Intercompany	—	51,595	(8,228)	(43,367)	—
Net cash used in financing activities	(95,382)	(40,848)	(8,228)	(43,367)	(187,825)
Net decrease in cash and cash equivalents	(62,144)	(17,817)	(18,232)	—	(98,193)
Cash and cash equivalents at beginning of period	463,100	100,439	29,461	—	593,000
Cash and cash equivalents at end of period	$400,956	$82,622	$11,229	$—	$494,807

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2018	2017	Variance	2018	2017	Variance
Revenues:
Homebuilding	$1,221,875	$1,140,787	7%	$3,189,753	$2,957,105	8%
Financial services	3,472	3,214	8	8,640	8,286	4
Total revenues	$1,225,347	$1,144,001	7%	$3,198,393	$2,965,391	8%
Pretax income:
Homebuilding	$109,564	$76,224	44%	$228,879	$145,288	58%
Financial services	5,112	2,984	71	10,150	7,361	38
Total pretax income	114,676	79,208	45	239,029	152,649	57
Income tax expense	(27,200)	(29,000)	6	(165,500)	(56,400)	(193)
Net income	$87,476	$50,208	74%	$73,529	$96,249	(24)%
Basic earnings per share	$.99	$.58	71%	$.83	$1.12	(26)%
Diluted earnings per share	$.87	$.51	71%	$.75	$1.00	(25)%

Housing market conditions were generally favorable during the 2018 third quarter, with strong employment gains and consumer confidence supporting continued demand with a relatively limited supply of homes available for sale. Combined with our execution on our long-standing, customer-centric operating strategy and our Returns-Focused Growth Plan, we produced solid revenue growth, expanded our housing gross profit margin and significantly improved our profitability compared to the prior-year quarter.
Within our homebuilding operations, housing revenues for the 2018 third quarter grew 7% year over year to $1.22 billion, as the number of homes we delivered increased 8% to 2,988 and the overall average selling price of those homes declined slightly to $408,200. Homebuilding operating income for the 2018 third quarter increased 38% to $105.6 million, and, as a percentage of related revenues, improved 190 basis points to 8.6%. Our housing gross profits for the quarter increased mainly due to higher housing revenues and a 180 basis point increase in our housing gross profit margin to 18.0%. The expansion of our housing gross profit margin primarily reflected our community-specific action plans to enhance performance and a greater proportion of homes delivered from higher-margin communities, partly offset by increases in land, trade labor and material costs. Our selling, general and administrative expense ratio improved 20 basis points to 9.4% of housing revenues, a new third-quarter record low. Our improved homebuilding operating results, combined with a substantially lower effective tax rate, contributed to the significant increase in our net income and diluted earnings per share, which were up 74% and 71%, respectively, for the quarter compared to the year-earlier period.
Reflecting the continued effective execution of our three-year Returns-Focused Growth Plan, which is centered around enhancing asset efficiency, reducing leverage and improving returns, we were able to invest $600.9 million in land and land development during the 2018 third quarter and repay the entire $300.0 million in aggregate principal amount of our 7 1/4% Senior Notes at their June 15, 2018 maturity, all using internally generated cash.
The following table presents information concerning our net orders, cancellation rates, ending backlog and community count for the three-month and nine-month periods ended August 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Net orders	2,685	2,608	9,001	8,604
Net order value (a)	$1,018,078	$1,071,932	$3,553,140	$3,540,866
Cancellation rates (b)	26%	25%	21%	23%
Ending backlog — homes	5,484	5,455	5,484	5,455
Ending backlog — value	$2,035,343	$2,115,942	$2,035,343	$2,115,942
Ending community count	224	231	224	231
Average community count	217	234	219	236

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
Net Orders. For the three months ended August 31, 2018, net orders from our homebuilding operations grew 3% from the year-earlier period, reflecting an 11% increase in monthly net orders per community to 4.1, driven by increases in each of our four homebuilding reporting segments, partly offset by a 7% decrease in our overall average community count. Net order value for the period decreased 5% year over year, as growth in our Central and Southeast homebuilding reporting segments was more than offset by declines in our West Coast and Southwest homebuilding reporting segments. Our Southeast homebuilding reporting segment generated a 46% increase in net order value from the year-earlier quarter, reflecting 35% growth in net orders and an 8% increase in the average selling price of those orders. Our West Coast homebuilding reporting segment posted a 22% decline in net order value year over year, reflecting a 15% decrease in net orders that was largely due to a 16% lower average community count, as monthly net orders per community increased slightly from the year-earlier period. In addition, the average selling price of net orders from our West Coast homebuilding reporting segment decreased 8% due to a mix shift, with a higher proportion of net orders in the current period from communities with generally lower average selling prices. The overall average selling price of our net orders in the 2018 third quarter declined 8% compared to the prior-year period, due to a shift in the geographic mix of our net orders, with decreases in our West Coast and Central homebuilding reporting segments. Our cancellation rate as a percentage of gross orders for the three months ended August 31, 2018 increased slightly from the year-earlier quarter.
Backlog. The number of homes in our backlog at August 31, 2018 rose slightly from August 31, 2017. The potential future housing revenues in our backlog at August 31, 2018 decreased 4% from the prior-year period, primarily reflecting a 4% decrease in the average selling price of those homes due to a shift in geographic mix. The decline in our backlog value reflected year-over-year decreases in our West Coast and Central homebuilding reporting segments, partly offset by increases in our Southwest and Southeast homebuilding reporting segments.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2018 third quarter decreased 7% from the year-earlier period due to our strong per-community net order rate, which accelerated the pace of community closeouts in the second half of 2017 and first half of 2018. Our ending community count declined 3% compared to a year ago, largely due to decreases in our West Coast, Southwest and Central homebuilding reporting segments, which reflected our selling out of communities faster than we have been able to open new communities. These decreases were partly offset by an increase in our Southeast homebuilding reporting segment that was largely due to the significant expansion of our Jacksonville, Florida operations in the 2018 third quarter through the acquisition of approximately 2,100 owned or controlled lots from a regional homebuilder. Sequentially, our overall 2018 third quarter ending community count increased 7% from the 2018 second quarter.
To drive future community openings in the remainder of 2018 and beyond, we invested $1.44 billion in land and land development during the nine months ended August 31, 2018, up 29% from $1.12 billion in the corresponding 2017 period, as we continue to work on increasing the scale of our business. Approximately 56% of these investments were made in our West Coast homebuilding reporting segment. Our investments in our West Coast homebuilding reporting segment increased 19% from the year-earlier period, which we anticipate will help produce year-over-year growth in this segment’s community count by the end of 2018. In the 2018 third quarter, in addition to expanding our existing Jacksonville, Florida operations as mentioned above, we entered the attractive Seattle, Washington market.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Revenues:
Housing	$1,219,620	$1,137,406	$3,177,928	$2,944,013
Land	2,255	3,381	11,825	13,092
Total	1,221,875	1,140,787	3,189,753	2,957,105
Costs and expenses:
Construction and land costs
Housing	(999,499)	(953,413)	(2,631,634)	(2,488,577)
Land	(2,010)	(1,588)	(10,597)	(11,100)
Total	(1,001,509)	(955,001)	(2,642,231)	(2,499,677)
Selling, general and administrative expenses	(114,753)	(109,095)	(323,708)	(305,901)
Total	(1,116,262)	(1,064,096)	(2,965,939)	(2,805,578)
Operating income	$105,613	$76,691	$223,814	$151,527
Homes delivered	2,988	2,765	7,928	7,569
Average selling price	$408,200	$411,400	$400,800	$389,000
Housing gross profit margin as a percentage of housing revenues	18.0%	16.2%	17.2%	15.5%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	18.7%	16.9%	17.8%	16.1%
Adjusted housing gross profit margin as a percentage of housing revenues	23.1%	21.7%	22.3%	21.0%
Selling, general and administrative expenses as a percentage of housing revenues	9.4%	9.6%	10.2%	10.4%
Operating income as a percentage of homebuilding revenues	8.6%	6.7%	7.0%	5.1%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of August 31, 2018, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California and Washington; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2018	2017	2018	2017	2018	2017
West Coast	825	890	724	853	26%	16%
Southwest	636	454	505	549	18	24
Central	1,082	1,032	986	859	30	33
Southeast	445	389	470	347	23	24
Total	2,988	2,765	2,685	2,608	26%	25%

	Three Months Ended August 31,
	Net Order Value			Average Community Count
Segment	2018	2017	Variance	2018	2017	Variance
West Coast	$424,956	$547,049	(22)%	53	63	(16)%
Southwest	167,247	168,300	(1)	32	40	(20)
Central	280,088	256,502	9	87	93	(6)
Southeast	145,787	100,081	46	45	38	18
Total	$1,018,078	$1,071,932	(5)%	217	234	(7)%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2018	2017	2018	2017	2018	2017
West Coast	2,155	2,226	2,500	2,744	18%	14%
Southwest	1,724	1,297	1,715	1,634	16	21
Central	2,911	2,898	3,329	3,094	26	30
Southeast	1,138	1,148	1,457	1,132	20	25
Total	7,928	7,569	9,001	8,604	21%	23%

	Net Order Value			Average Community Count
Segment	2018	2017	Variance	2018	2017	Variance
West Coast	$1,620,241	$1,835,910	(12)%	53	64	(17)%
Southwest	544,448	484,833	12	34	40	(15)
Central	960,688	899,392	7	90	92	(2)
Southeast	427,763	320,731	33	42	40	5
Total	$3,553,140	$3,540,866	—%	219	236	(7)%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2018	2017	Variance	2018	2017	Variance
West Coast	1,227	1,431	(14)%	$771,264	$938,902	(18)%
Southwest	1,079	1,141	(5)	343,093	336,523	2
Central	2,200	2,175	1	627,916	641,101	(2)
Southeast	978	708	38	293,070	199,416	47
Total	5,484	5,455	1%	$2,035,343	$2,115,942	(4)%
Revenues. Homebuilding revenues for the three months ended August 31, 2018 rose 7% from the year-earlier period to $1.22 billion primarily due to an increase in housing revenues.
Housing revenues for the three months ended August 31, 2018 grew 7% year over year to $1.22 billion due to an increase in the number of homes delivered that was partly offset by a slight decrease in the overall average selling price of those homes. We delivered 2,988 homes in the 2018 third quarter, up 8%, largely due to the 3% higher backlog level we had at the beginning of the quarter. The overall average selling price of homes delivered decreased slightly, reflecting a shift in the geographic mix of homes delivered, with a lower proportion of homes delivered from our West Coast homebuilding reporting segment, which has relatively higher average selling prices.
Land sale revenues totaled $2.3 million for the three months ended August 31, 2018 and $3.4 million for the three months ended August 31, 2017. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Homebuilding revenues for the nine months ended August 31, 2018 rose 8% from the year-earlier period to $3.19 billion, primarily reflecting an increase in housing revenues. Housing revenues for the nine months ended August 31, 2018 grew 8% year over year to $3.18 billion, due to a 3% increase in the overall average selling price of homes delivered to $400,800 and a 5% increase in the number of homes delivered to 7,928.
Land sale revenues totaled $11.8 million for the nine months ended August 31, 2018 and $13.1 million for the nine months ended August 31, 2017, reflecting the factors discussed above with respect to our 2018 third quarter land sale revenues.
Operating Income. Our homebuilding operating income increased 38% to $105.6 million for the three months ended August 31, 2018. Homebuilding operating income for the 2018 third quarter included total inventory-related charges of $8.4 million, compared to $8.1 million in the corresponding 2017 quarter. As a percentage of homebuilding revenues, our homebuilding operating income for the three months ended August 31, 2018 increased 190 basis points year over year to 8.6%. Excluding inventory-related charges, our homebuilding operating income margin was 9.3% for the three months ended August 31, 2018 and 7.4% for the three months ended August 31, 2017.
For the nine months ended August 31, 2018, our homebuilding operating income of $223.8 million increased 48% from the prior-year period. Homebuilding operating income for the 2018 first nine months included total inventory-related charges of $19.9 million, compared to $18.1 million in the corresponding period of 2017. As a percentage of homebuilding revenues, our homebuilding operating income for the nine months ended August 31, 2018 increased 190 basis points year over year to 7.0%. Excluding inventory-related charges, our homebuilding operating income margin was 7.6% for the nine months ended August 31, 2018 and 5.7% for the nine months ended August 31, 2017.
The year-over-year improvements in our homebuilding operating income for the three-month and nine-month periods ended August 31, 2018 primarily reflected increases in housing gross profits that were partly offset by increases in selling, general and administrative expenses.
Housing gross profits increased to $220.1 million for the three months ended August 31, 2018 from $184.0 million for the year-earlier period. Our housing gross profit margin for the 2018 third quarter increased 180 basis points year over year to 18.0%, primarily reflecting the impact of our community-specific action plans, including strategic selling price increases calibrated with demand, homes delivered from newer, higher-margin communities, a geographic mix shift in deliveries toward higher-margin communities, and reductions in interest incurred from declining debt levels, partly offset by increases in land, trade labor and material costs. The combination of these factors resulted in the year-over-year improvement, as a decline in overall construction and land costs as a percentage of housing revenues (approximately 160 basis points) and a decrease in the amortization of previously capitalized interest as a percentage of housing revenues (approximately 40 basis points) were partly offset by decreased operating leverage on fixed costs (approximately 10 basis points) and an increase in sales incentives (approximately 10 basis points).
Excluding the amortization of previously capitalized interest associated with housing operations of $53.0 million in the three months ended August 31, 2018 and $55.0 million in the three months ended August 31, 2017, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin improved 140 basis points from the year-earlier quarter to 23.1%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2018 third quarter rose to $114.8 million from $109.1 million for the year-earlier quarter, mainly due to higher variable expenses associated with the year-over-year increase in housing revenues that were partly offset by favorable legal settlements. As a percentage of housing revenues, our selling, general and administrative expenses improved 20 basis points to 9.4%, a third-quarter record low, largely due to our ongoing efforts to contain our overhead costs to the extent possible, as well as favorable legal settlements in the current quarter.
Land sale profits totaled $.2 million for the three months ended August 31, 2018, compared to $1.8 million for the year-earlier period.
Our housing gross profits of $546.3 million for the nine months ended August 31, 2018 increased from $455.4 million for the year-earlier period. Housing gross profits for the first nine months of 2018 included $19.9 million of inventory-related charges, compared to $18.1 million of such charges in the year-earlier period. Our housing gross profit margin of 17.2% for the nine months ended August 31, 2018 increased 170 basis points year over year, primarily reflecting the factors discussed above with respect to our 2018 third quarter housing gross profit margin.

Excluding the amortization of previously capitalized interest associated with housing operations of $143.7 million and $143.3 million in the nine-month periods ended August 31, 2018 and 2017, respectively, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin improved 130 basis points from the year-earlier quarter to 22.3%.
Selling, general and administrative expenses for the 2018 first nine months rose to $323.7 million from $305.9 million for the year-earlier period, mainly due to higher variable expenses associated with the year-over-year increase in housing revenues that were partly offset by legal recoveries and favorable legal settlements. As a percentage of housing revenues, selling, general and administrative expenses improved 20 basis points from the prior-year period to 10.2%, largely due to the reasons discussed above with respect to the 2018 third quarter ratio.
Land sale profits totaled $1.2 million for the nine months ended August 31, 2018, compared to $2.0 million for the year-earlier period.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventories as of August 31, 2018 within five years. The following table presents as of August 31, 2018, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
Inventories	$2,121.7	57%	$1,245.1	34%	$283.3	8%	$38.8	1%	$3,688.9
The inventories in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments. These categories collectively represented 91% of our total inventories at August 31, 2018 and 93% at November 30, 2017. Inventories in the 6-10 years category were also located in all of our homebuilding reporting segments, though largely in our West Coast and Central segments, while inventories in the greater than 10 years category were in our West Coast and Southeast segments. The inventories in the 6-10 years and greater than 10 years categories were generally comprised of land held for future development and active, multi-phase communities with large remaining land positions.
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
We believe that the carrying value of our inventories as of August 31, 2018 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses and, as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as specific attributes or circumstances of each community or land parcel in our inventory that could be indicators of potential impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.

Interest Income. Interest income, which is generated from short-term investments, totaled $.5 million for the three months ended August 31, 2018 and $.3 million for the three months ended August 31, 2017. For the nine-month periods ended August 31, 2018 and 2017, our interest income totaled $2.7 million and $.7 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and nine-months periods ended August 31, 2018 and the three-month period ended August 31, 2017 were capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period. As a result, we had no interest expense for these periods. For the nine months ended August 31, 2017, our interest expense, net of amounts capitalized, totaled $6.3 million, which included a charge of $5.7 million for the early extinguishment of debt associated with our optional redemption of $100.0 million in aggregate principal amount of certain senior notes.
Interest incurred decreased to $35.2 million for the three months ended August 31, 2018 from $43.4 million for the year-earlier period, largely due to our lower average debt level. We capitalized all of the interest incurred in the three months ended August 31, 2018 and 2017. For the nine months ended August 31, 2018, interest incurred decreased to $115.1 million from $136.9 million as a result of our lower average debt level. We capitalized all of the interest incurred for the nine months ended August 31, 2018. For the nine months ended August 31, 2017, we capitalized $130.6 million or 99.5% of the interest incurred, excluding the charge for the early extinguishment of debt. The percentage of interest capitalized generally fluctuates based on the amount of our inventory qualifying for interest capitalization and the amount of debt outstanding.
Interest amortized to construction and land costs associated with housing operations was $53.0 million and $55.0 million for the three-month periods ended August 31, 2018 and 2017, respectively. For the nine months ended August 31, 2018, interest amortized increased slightly to $143.7 million from $143.3 million for the prior-year period. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 4.4% and 4.8% for the three months ended August 31, 2018 and 2017, respectively, and 4.5% and 4.9% for the nine months ended August 31, 2018 and 2017, respectively. Interest amortized to construction and land costs in the 2018 and 2017 third quarters included $.3 million and $.2 million, respectively, related to land sales that occurred during each period. For the nine months ended August 31, 2018 and 2017, interest amortized to construction and land costs related to land sales during those periods were $4.3 million and $1.8 million, respectively.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures improved to $3.5 million for the three months ended August 31, 2018, compared to our equity in loss of unconsolidated joint ventures of $.8 million for the three months ended August 31, 2017. For the nine months ended August 31, 2018, our equity in income of unconsolidated joint ventures was $2.3 million, compared to equity in loss of unconsolidated joint ventures of $.7 million for the same period of 2017.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Housing revenues	$1,219,620	$1,137,406	$3,177,928	$2,944,013
Housing construction and land costs	(999,499)	(953,413)	(2,631,634)	(2,488,577)
Housing gross profits	220,121	183,993	546,294	455,436
Add: Inventory-related charges (a)	8,414	8,113	19,925	18,122
Housing gross profits excluding inventory-related charges	228,535	192,106	566,219	473,558
Add: Amortization of previously capitalized interest (b)	53,016	55,036	143,733	143,254
Adjusted housing gross profits	$281,551	$247,142	$709,952	$616,812
Housing gross profit margin as a percentage of housing revenues	18.0%	16.2%	17.2%	15.5%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	18.7%	16.9%	17.8%	16.1%
Adjusted housing gross profit margin as a percentage of housing revenues	23.1%	21.7%	22.3%	21.0%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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
Adjusted Income Tax Expense, Adjusted Net Income, Adjusted Diluted Earnings Per Share and Adjusted Effective Tax Rate. The following table reconciles our income tax expense, net income, diluted earnings per share and effective tax rate for the nine months ended August 31, 2018 calculated in accordance with GAAP to the non-GAAP financial measures of our adjusted income tax expense, adjusted net income, adjusted diluted earnings per share and adjusted effective tax rate, respectively (in thousands, except per share amounts):

	Nine Months Ended August 31,
	2018			2017
	As Reported	TCJA Adjustment	As Adjusted	As Reported
Total pretax income	$239,029	$—	$239,029	$152,649
Income tax expense (a)	(165,500)	111,200	(54,300)	(56,400)
Net income	$73,529	$111,200	$184,729	$96,249
Diluted earnings per share	$.75		$1.84	$1.00
Weighted average shares outstanding — diluted	101,213		101,213	97,624
Effective tax rate (a)	69.2%		22.7%	36.9%

(a)
For the nine months ended August 31, 2018, income tax expense and adjusted income tax expense, as well as the related effective tax rate and adjusted effective tax rate, include the favorable impacts of the reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, $7.2 million of federal energy tax credits we earned from building energy efficient homes, and $3.0 million of excess tax benefits from stock-based compensation as a result of our adoption of ASU 2016-09, effective December 1, 2017. For the nine months ended August 31, 2017, income tax expense and the effective tax rate included the favorable impact of $3.8 million of federal energy tax credits.

Our adjusted income tax expense, adjusted net income, adjusted diluted earnings per share and adjusted effective tax rate are non-GAAP financial measures, which we calculate by excluding a non-cash charge of $111.2 million recorded in the 2018 first quarter, from our reported income tax expense, net income, diluted earnings per share and effective tax rate, respectively. This charge was primarily due to our accounting re-measurement of our deferred tax assets based on the above-noted reduction in the federal corporate income tax rate under the TCJA. The most directly comparable GAAP financial measures are our income tax expense, net income, diluted earnings per share and effective tax rate. We believe that these non-GAAP measures are meaningful to investors as they allow for an evaluation of our operating results without the impact of the TCJA-related charge.
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	August 31, 2018	November 30, 2017
Notes payable	$2,063,127	$2,324,845
Stockholders’ equity	2,015,949	1,926,311
Total capital	$4,079,076	$4,251,156
Ratio of debt to capital	50.6%	54.7%

Notes payable	$2,063,127	$2,324,845
Less: Cash and cash equivalents	(354,361)	(720,630)
Net debt	1,708,766	1,604,215
Stockholders’ equity	2,015,949	1,926,311
Total capital	$3,724,715	$3,530,526
Ratio of net debt to capital	45.9%	45.4%

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

HOMEBUILDING REPORTING SEGMENTS
Below is a discussion of the financial results for each of our homebuilding reporting segments. Further information regarding these segments, including their pretax income (loss), is included in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report. The difference between each homebuilding reporting segment’s operating income (loss) and pretax income (loss) is generally due to the equity in income (loss) of unconsolidated joint ventures and/or interest income and expense.
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2018	2017	Variance		2018	2017	Variance
Revenues	$571,880	$609,598	(6)%		$1,455,272	$1,426,030	2%
Construction and land costs	(465,361)	(512,921)	9		(1,207,374)	(1,215,056)	1
Selling, general and administrative expenses	(33,323)	(37,402)	11		(90,655)	(90,991)	—
Operating income	$73,196	$59,275	23%		$157,243	$119,983	31%

Homes delivered	825	890	(7)%		2,155	2,226	(3)%
Average selling price	$693,200	$682,500	2%		$675,200	$639,600	6%
Housing gross profit margin	18.6%	15.6%	300	bps	17.0%	14.7%	230	bps
This segment’s revenues for the three months ended August 31, 2018 were generated solely from housing operations. Revenues for the nine months ended August 31, 2018 and for the three months and nine months ended August 31, 2017 were generated from both housing operations and land sales. Housing revenues for the 2018 third quarter decreased 6% to $571.9 million, reflecting a decrease in the number of homes delivered primarily due to the lower number of homes in backlog at the beginning of the period, partially offset by an increase in the average selling price of those homes. Housing revenues for the nine months ended August 31, 2018 grew 2% to $1.46 billion due to an increase in the average selling price that was partly offset by a decrease in the number of homes delivered compared to the prior-year period. The average selling price of homes delivered during the three months and nine months ended August 31, 2018 rose from the corresponding 2017 periods due to a shift in product and geographic mix; our actions to balance home sales pace and selling prices within our communities to enhance their performance; and generally favorable market conditions. Land sale revenues totaled $.2 million for the nine months ended August 31, 2018, and $2.2 million for the three-month and nine-month periods ended August 31, 2017. The land sale revenues for each period consisted of contingent consideration (profit participation revenues).
Operating income for the three months ended August 31, 2018 increased by $13.9 million, or 23%, from the year-earlier period, primarily reflecting growth in housing gross profits and a decrease in selling, general and administrative expenses, partly offset by the absence of land sale profits in the current quarter. Housing gross profits increased as a result of a 300 basis point improvement in the housing gross profit margin that was partly offset by a decrease in the number of homes delivered. The year-over-year growth in the housing gross profit margin mainly reflected the impact of our community-specific action plans, including strategic selling price increases calibrated with demand; a shift in product and geographic mix, with a higher proportion of homes delivered from newer, higher-margin communities; and a decrease in construction and land costs as a percentage of housing revenues, which were partly offset by an increase in land, trade labor and material costs. In addition, inventory-related charges impacting the housing gross profit margin decreased to $4.4 million in the 2018 third quarter, compared to $5.9 million in the year-earlier quarter. Sales incentives as a percentage of housing revenues in the 2018 third quarter increased slightly from the year-earlier quarter. Land sales generated profits of $2.2 million in the 2017 third quarter from the above-mentioned contingent consideration. Selling, general and administrative expenses for the three months ended August 31, 2018 decreased from the year-earlier period, primarily due to lower variable expenses associated with the decreased volume of homes delivered and corresponding lower housing revenues, and lower legal accruals.
For the nine months ended August 31, 2018, operating income rose 31% from the year-earlier period, reflecting growth in housing gross profits that was partly offset by lower land sale profits. The increase in housing gross profits primarily reflected a 230 basis point improvement in the housing gross profit margin, as the number of homes delivered decreased 3% compared to the prior-year period. The year-over-year increase in the housing gross profit margin was primarily due to the reasons described above with respect to the 2018 third quarter. Inventory-related charges impacting the housing gross profit margin totaled $15.7 million and $10.9 million for the nine-month periods ended August 31, 2018 and 2017, respectively. Land sales generated profits of $.2 million and $2.2 million for the nine-month periods ended August 31, 2018 and 2017, respectively, reflecting the above-mentioned contingent consideration. Selling, general and administrative expenses for the nine months ended August 31, 2018 were flat with the year-earlier period, primarily due to higher variable expenses associated with higher housing revenues that were offset by legal recoveries and favorable legal settlements during the current period.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2018	2017	Variance		2018	2017	Variance
Revenues	$196,056	$132,307	48%		$528,872	$376,132	41%
Construction and land costs	(156,451)	(111,959)	(40)		(427,467)	(317,238)	(35)
Selling, general and administrative expenses	(12,234)	(8,239)	(48)		(37,889)	(29,259)	(29)
Operating income	$27,371	$12,109	126%		$63,516	$29,635	114%

Homes delivered	636	454	40%		1,724	1,297	33%
Average selling price	$308,300	$291,400	6%		$306,800	$290,000	6%
Housing gross profit margin	20.2%	15.4%	480	bps	19.2%	15.7%	350	bps
This segment’s revenues for the three months and nine months ended August 31, 2018 and 2017 were generated solely from housing operations. Housing revenues for each period of 2018 increased from the corresponding year-earlier period, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered primarily reflected the higher number of homes in backlog at the beginning of each period. The year-over-year increases in the number of homes delivered for the three months and nine months ended August 31, 2018 were attributable to both our Arizona and Nevada operations. The average selling price for the three-month and nine-month periods ended August 31, 2018 rose from the corresponding year-earlier periods, primarily due to a shift in product and geographic mix and generally favorable market conditions.
Operating income for the three months ended August 31, 2018 more than doubled from the corresponding 2017 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected an increase in the number of homes delivered and a 480 basis point increase in the housing gross profit margin. The increase in the housing gross profit margin was largely due to a higher proportion of homes delivered from newer, higher-margin communities, and reflected a decrease in construction and land costs as a percentage of housing revenues. In addition, inventory-related charges impacting the housing gross profit margin totaled $.4 million for the three months ended August 31, 2018, compared to $2.1 million in the prior-year period. Selling, general and administrative expenses for the 2018 third quarter increased from the corresponding 2017 quarter, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues. Selling, general and administrative expenses for the 2018 third quarter also included the favorable impact of a legal settlement, while the year-earlier quarter included a similar favorable impact due to a settlement received in a lawsuit that was partly offset by an increase to legal accruals.
Operating income for the nine months ended August 31, 2018 increased 114% from the corresponding 2017 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected an increase in the number of homes delivered and a 350 basis point increase in the housing gross profit margin. The increase in the housing gross profit margin was primarily due to the reasons described above with respect to the three months ended August 31, 2018. Inventory-related charges totaled $.4 million for the nine months ended August 31, 2018, compared to $3.4 million of such charges in the year-earlier period. Selling, general and administrative expenses for the nine months ended August 31, 2018 increased from the corresponding 2017 period, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues, partially offset by legal recoveries and favorable legal settlements.

Central. The following table presents financial information related to our Central homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2018	2017	Variance		2018	2017	Variance
Revenues	$327,888	$291,006	13%		$885,875	$826,008	7%
Construction and land costs	(266,235)	(235,086)	(13)		(723,537)	(671,509)	(8)
Selling, general and administrative expenses	(29,359)	(26,999)	(9)		(81,876)	(78,761)	(4)
Operating income	$32,294	$28,921	12%		$80,462	$75,738	6%

Homes delivered	1,082	1,032	5%		2,911	2,898	—
Average selling price	$301,000	$280,800	7%		$300,400	$282,100	6%
Housing gross profit margin	18.9%	19.4%	(50	)bps	18.4%	18.9%	(50	)bps
This segment’s revenues for the three months and nine months ended August 31, 2018 and 2017 were generated from both housing operations and land sales. Housing revenues for the 2018 third quarter grew 12% to $325.6 million from $289.8 million for the year-earlier quarter, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered in the three-month period ended August 31, 2018 was attributable to both our Colorado and Texas operations. The average selling price for the three months ended August 31, 2018 rose from the corresponding 2017 period, primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix, and generally favorable market conditions. For the nine months ended August 31, 2018, housing revenues rose 7% to $874.5 million from $817.5 million due to an increase in the average selling price of homes delivered. The year-over-year increase in the average selling price for the nine months ended August 31, 2018 was due to the reasons described above with respect to the three months ended August 31, 2018. Land sale revenues for the three months ended August 31, 2018 and 2017 totaled $2.3 million and $1.2 million, respectively. Land sale revenues for the nine months ended August 31, 2018 were $11.4 million, compared to $8.5 million for the prior-year period.
Operating income for the three months ended August 31, 2018 increased $3.4 million from the year-earlier period, mainly due to an increase in housing gross profits, partly offset by higher selling, general and administrative expenses. Housing gross profits increased due to the higher average selling price, partly offset by a decline in the housing gross profit margin. The housing gross profit margin declined from the year-earlier quarter, primarily due to an increase in land, trade labor and material costs, and a shift in product mix of homes delivered. In addition, inventory-related charges impacting the housing gross profit margin totaled $1.1 million for the three months ended August 31, 2018, compared to no such charges in the year-earlier period. Land sales generated profits of $.2 million in the three months ended August 31, 2018, compared to losses of $.2 million for the year-earlier period. Selling, general and administrative expenses for the 2018 third quarter increased from the year-earlier quarter, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.
For the nine months ended August 31, 2018, operating income increased 6% from the year-earlier period, reflecting an increase in housing gross profits and improved land sale results that were partially offset by an increase in selling, general and administrative expenses. Housing gross profits increased due to a higher average selling price, partly offset by a decline in the housing gross profit margin. The housing gross profit margin declined from the year-earlier quarter primarily due to the reasons described above with respect to the three months ended August 31, 2018. Inventory-related charges impacting the housing gross profit margin for the nine months ended August 31, 2018 were $1.4 million compared to land option contract abandonment charges of $.5 million for the prior-year period. Land sales generated profits of $1.0 million for the nine months ended August 31, 2018, compared to losses of $.2 million for the year-earlier period. Selling, general and administrative expenses for the nine months ended August 31, 2018 increased due to the reasons described above with respect to the three months ended August 31, 2018.

Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2018	2017	Variance		2018	2017	Variance
Revenues	$126,051	$107,876	17%		$319,734	$328,935	(3)%
Construction and land costs	(111,723)	(93,517)	(19)		(278,865)	(291,456)	4
Selling, general and administrative expenses	(15,030)	(13,230)	(14)		(39,463)	(38,017)	(4)
Operating income (loss)	$(702)	$1,129	(a)		$1,406	$(538)	(a)

Homes delivered	445	389	14%		1,138	1,148	(1)%
Average selling price	$283,300	$277,300	2%		$280,800	$284,500	(1)%
Housing gross profit margin	11.4%	13.5%	(210	)bps	12.8%	11.5%	130	bps

(a)	Percentage not meaningful.
This segment’s revenues for the three months ended August 31, 2018 and 2017 were generated solely from housing operations. Revenues for the nine months ended August 31, 2018 and 2017 were generated from both housing operations and land sales. Housing revenues for the three months ended August 31, 2018 rose 17% year over year to $126.1 million, reflecting increases in both the number of homes delivered and the average selling price of those homes. The increase in the number of homes delivered was largely due to the higher number of homes in backlog at the beginning of the quarter, while the increase in the average selling price was mainly due to a greater proportion of homes delivered from higher-priced communities. For the nine months ended August 31, 2018, housing revenues decreased 2% to $319.5 million from $326.6 million due to slight decreases in both the number of homes delivered and the average selling price of those homes. The year-over-year decline in the number of homes delivered in the nine-month period ended August 31, 2018 reflected the wind down of our Metro Washington, D.C. operations in 2017 as well as the lower backlog level at the beginning of the 2018 period. The year-over-year decrease in the average selling price for the nine-month period ended August 31, 2018 was primarily due to our exit from the Metro Washington, D.C. market, which had a higher average selling price than the rest of the segment. Land sale revenues for the nine months ended August 31, 2018 and 2017 were $.2 million and $2.4 million, respectively.
This segment generated an operating loss for the three months ended August 31, 2018, compared to operating income in the year-earlier period mainly due to an increase in selling, general and administrative expenses. Housing gross profits were essentially even with the prior-year period as a 210 basis point decline in the housing gross profit margin was mostly offset by an increase in the number of homes delivered. The housing gross profit margin decreased primarily due to $2.4 million of inventory-related charges in the current quarter, and a higher proportion of homes delivered from lower-margin reactivated communities, partly offset by a higher volume of homes delivered and corresponding higher housing revenues. For the three-month period ended August 31, 2017, inventory-related charges impacting the housing gross profit margin totaled $.1 million. Sales incentives as a percentage of housing revenues in the 2018 third quarter increased slightly from the year-earlier quarter. Land sales generated losses of $.2 million for the 2017 third quarter. Selling, general and administrative expenses increased in the 2018 third quarter from the year-earlier period, primarily due to higher marketing costs from opening a greater number of new communities in the current period, the recent expansion of our Jacksonville, Florida, operations, and an increase in legal accruals.
Operating income for the nine months ended August 31, 2018 improved from an operating loss in the prior-year period due to an increase in housing gross profits, partly offset by an increase in selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected a 130 basis point improvement in housing gross profit margin, partly offset by a slight decrease in the number of homes delivered. The housing gross profit margin improved primarily due to a decrease in overall construction and land costs as a percentage of housing revenues, and lower inventory-related charges. For the nine-month periods ended August 31, 2018 and 2017, inventory-related charges impacting the housing gross profit margin totaled $2.4 million and $3.3 million, respectively. Land sales generated nominal income for the nine months ended August 31, 2018 and 2017. Selling, general and administrative expenses increased in the nine months ended August 31, 2018 from the year-earlier period, primarily due to the reasons described above with respect to the three months ended August 31, 2018. In addition, the prior-year period included favorable legal recoveries.

FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Revenues	$3,472	$3,214	$8,640	$8,286
Expenses	(945)	(890)	(2,855)	(2,525)
Equity in income of unconsolidated joint ventures	2,585	660	4,365	1,600
Pretax income	$5,112	$2,984	$10,150	$7,361
Revenues. Financial services revenues for the three months ended August 31, 2018 rose to $3.5 million from $3.2 million, primarily due to an increase in title services revenues, as insurance commissions were essentially even with the year-earlier quarter. For the nine months ended August 31, 2018, financial services revenues rose to $8.6 million from $8.3 million for the corresponding period of 2017, reflecting increases in both title services revenues and insurance commissions.
Expenses. General and administrative expenses totaled $.9 million for each of the three-month periods ended August 31, 2018 and 2017, respectively. For the nine months ended August 31, 2018 and 2017, general and administrative expenses totaled $2.9 million and $2.5 million, respectively.
Equity in Income of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $2.6 million for the three months ended August 31, 2018 and $.7 million for the three months ended August 31, 2017. For the nine months ended August 31, 2018 and 2017, the equity in income from unconsolidated joint ventures totaled $4.4 million and $1.6 million, respectively. The equity in income of unconsolidated joint ventures for each period presented was primarily related to KBHS’ operations. The year-over-year changes for the three months and nine months ended August 31, 2018 mainly reflected the commencement of KBHS’ operations during 2017.
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
Based on the number of homes delivered in the nine months ended August 31, 2018, approximately 53% of our homebuyers who obtained mortgage financing used KBHS to finance the purchase of their home. KBHS did not have a significant impact on our business during the nine months ended August 31, 2017.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Income tax expense	$27,200	$29,000	$165,500	$56,400
Effective tax rate	23.7%	36.6%	69.2%	36.9%
Our income tax expense and effective tax rate for the three months ended August 31, 2018 included the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $3.0 million that we earned from building energy efficient homes; and excess tax benefits of $.6 million due to our adoption of ASU 2016-09, as further described in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report. For the nine months ended August 31, 2018, our income tax expense and effective tax rate included a non-cash charge of $111.2 million for TCJA-related impacts, as discussed in Note 12 – Income Taxes in the Notes to Consolidated Financial Statements in this report; the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $7.2 million; and excess tax benefits of $3.0 million related to stock-based compensation. The TCJA requires us to use a blended federal tax rate for our 2018 fiscal year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, our 2018 annual federal statutory tax rate has been reduced to 22.2%. The federal energy tax credits for the three-month and nine-month periods ended August 31, 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
Our income tax expense and effective tax rates for the three-month and nine-month periods ended August 31, 2017 included the favorable net impact of federal energy tax credits of $2.6 million and $3.8 million, respectively, that we earned from building energy efficient homes through December 31, 2016.
Excluding the above-mentioned charge of $111.2 million, our adjusted income tax expense and adjusted effective tax rate for the nine months ended August 31, 2018 were $54.3 million and 22.7%, respectively. The calculations of adjusted income tax expense and adjusted effective tax rate are described above under “Non-GAAP Financial Measures.” Without the above-mentioned federal energy tax credits and excess stock-based compensation tax benefits, our adjusted effective tax rate for the nine months ended August 31, 2018 would have approximated 27%.
As a result of adopting ASU 2016-09 effective December 1, 2017, we expect volatility in our income tax expense in future periods, the magnitude of which will depend on, among other factors, the price of our common stock and the timing and volume of stock-based compensation award activity, such as employee exercises of stock options and the vesting of restricted stock awards and PSUs.
At August 31, 2018 and November 30, 2017, we had deferred tax assets of $495.9 million and $657.2 million, respectively, that were partly offset by valuation allowances of $26.9 million and $23.6 million, respectively. The deferred tax asset valuation allowances as of August 31, 2018 and November 30, 2017 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. In the nine months ended August 31, 2018, we established a federal deferred tax asset valuation allowance of $3.3 million due to the sequestration of refundable AMT credits.
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
Our investments in land and land development increased 29% to $1.44 billion for the nine months ended August 31, 2018, compared to $1.12 billion for the corresponding 2017 period. Approximately 53% of our total investments in the nine months ended August 31, 2018 related to land acquisition, compared to approximately 49% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first nine months of 2018 and 2017, approximately 56% and 61%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment. In the 2018 third quarter, we significantly expanded our existing Jacksonville, Florida operations by acquiring approximately 2,100 owned or controlled lots from a regional homebuilder, and entered the attractive Seattle, Washington market. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in the remainder of 2018 and beyond.

The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	August 31, 2018		November 30, 2017		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	12,767	$1,814,351	11,343	$1,595,588	1,424	$218,763
Southwest	9,970	580,780	9,085	551,387	885	29,393
Central	21,669	871,088	19,061	768,232	2,608	102,856
Southeast	8,993	422,636	6,882	348,179	2,111	74,457
Total	53,399	$3,688,855	46,371	$3,263,386	7,028	$425,469
The carrying value of the lots owned or controlled under land option contracts and other similar contracts at August 31, 2018 increased from November 30, 2017 primarily due to the investments in land and land development we made during the nine months ended August 31, 2018, and an increase in the number of homes under construction, reflecting our higher backlog level. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 25% at both August 31, 2018 and November 30, 2017. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
We ended our 2018 third quarter with $354.4 million of cash and cash equivalents, compared to $720.6 million at November 30, 2017. The majority of our cash and cash equivalents at August 31, 2018 and November 30, 2017 was invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2018	November 30, 2017	Variance
Mortgages and land contracts due to land sellers and other loans	$44,295	$10,203	$34,092
Senior notes	1,789,350	2,086,070	(296,720)
Convertible senior notes	229,482	228,572	910
Total	$2,063,127	$2,324,845	$(261,718)
Our financial leverage, as measured by the ratio of debt to capital, was 50.6% at August 31, 2018, compared to 54.7% at November 30, 2017. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at August 31, 2018 was 45.9%, compared to 45.4% at November 30, 2017.
LOC Facility. We had no letters of credit outstanding under the LOC Facility at August 31, 2018 or November 30, 2017.
Unsecured Revolving Credit Facility. We have a $500.0 million Credit Facility that will mature on July 27, 2021. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2018, we had no cash borrowings and $37.7 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2018, we had $462.3 million available for cash borrowings under the Credit Facility, with up to $212.3 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the three months ended August 31, 2018 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2017.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2018:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.40 billion	$2.02 billion
Leverage Ratio	<	.650	.506
Interest Coverage Ratio (a)	>	1.500	4.123
Minimum liquidity (a)	>	$151.4 million	$354.4 million
Investments in joint ventures and non-guarantor subsidiaries	<	$508.0 million	$122.3 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$856.7 million

(a)
Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of August 31, 2018, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

The indenture governing our senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. In addition, our senior notes contain certain limitations related to mergers, consolidations and sales of assets.
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
As of August 31, 2018, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than to maintain compliance with the financial covenant requirements under the Credit Facility, which would restrict our payment of dividends if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2018, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $44.3 million, secured primarily by the underlying property, which had an aggregate carrying value of $145.7 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In January 2018, Standard and Poor’s Financial Services upgraded our rating to BB- from B+, and revised the rating outlook to stable from positive. In May 2018, Moody’s upgraded our rating outlook to positive from stable and affirmed our B1 corporate credit rating. In August 2018, Fitch Ratings upgraded our rating to BB- from B+, and revised the rating outlook to stable from positive.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(49,508)	$103,270
Investing activities	(9,843)	(13,638)
Financing activities	(306,534)	(187,825)
Net decrease in cash and cash equivalents	$(365,885)	$(98,193)
Operating Activities. Operating activities used net cash of $49.5 million in the nine months ended August 31, 2018, and provided net cash of $103.3 million in the nine months ended August 31, 2017. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.

Our net cash used by operating activities for the nine months ended August 31, 2018 mainly reflected net cash of $370.0 million used for investments in inventories and a net increase in receivables of $36.0 million, partly offset by a net increase in accounts payable, accrued expenses and other liabilities of $84.9 million and our net income of $73.5 million adjusted for various non-cash items, including a net decrease of $164.7 million in our deferred tax assets. In the nine months ended August 31, 2017, our net cash provided by operating activities reflected net income of $96.2 million, a net increase in accounts payable, accrued expenses and other liabilities of $9.9 million, and a net decrease in receivables of $2.2 million, partly offset by net cash of $95.9 million used for investments in inventories.
Investing Activities. Investing activities used net cash of $9.8 million in the nine months ended August 31, 2018 and $13.6 million in the year-earlier period. In the nine months ended August 31, 2018, our uses of cash included $15.6 million for contributions to unconsolidated joint ventures and $4.1 million for net purchases of property and equipment. These uses of cash were partially offset by a $9.9 million return of investments in unconsolidated joint ventures. In the nine months ended August 31, 2017, the net cash used for investing activities reflected $15.2 million for contributions to unconsolidated joint ventures and $6.6 million for net purchases of property and equipment, which were partially offset by an $8.2 million return of investments in unconsolidated joint ventures.
Financing Activities. Financing activities used net cash of $306.5 million in the nine months ended August 31, 2018 and $187.8 million in the nine months ended August 31, 2017. The year-over-year increase was mainly due to an increase in the amount used for the repayment of senior notes, partly offset by a decrease in payments on mortgages and land contracts due to land sellers and other loans. In the nine months ended August 31, 2018, cash was used for our repayment of $300.0 million in aggregate principal amount of our 7 1/4% Senior Notes due 2018, payments on mortgages and land contracts due to land sellers and other loans of $10.5 million, tax payments associated with stock-based compensation awards of $6.8 million, and dividend payments on our common stock of $6.7 million. The cash used was partly offset by $17.4 million of issuances of common stock under employee stock plans. In the nine months ended August 31, 2017, cash was used for our optional early redemption of $100.0 million in aggregate principal amount of certain senior notes, payments on mortgages and land contracts due to land sellers and other loans of $92.4 million, dividend payments on our common stock of $6.5 million, tax payments associated with stock-based compensation awards of $2.5 million and $1.7 million of issuance costs for the amendment of the Credit Facility. The cash used was partly offset by $20.7 million of issuances of common stock under employee stock plans.
During the three months ended August 31, 2018 and 2017, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the nine months ended August 31, 2018 and 2017 totaled $.075 per share of common stock. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $142.7 million at August 31, 2018 and

$168.8 million at November 30, 2017. Our investments in unconsolidated joint ventures totaled $62.4 million at August 31, 2018 and $64.8 million at November 30, 2017. At August 31, 2018, one of our unconsolidated joint ventures had outstanding secured debt totaling $11.4 million under a construction loan agreement with a third-party lender to finance its land development activities. The outstanding secured debt under this agreement is non-recourse to us and is scheduled to mature in February 2020. At November 30, 2017, two of our unconsolidated joint ventures had outstanding secured debt of $20.0 million. The secured debt of one of those unconsolidated joint ventures was repaid in August 2018 upon maturity. None of our other unconsolidated joint ventures had any outstanding debt at August 31, 2018 or November 30, 2017. While we and our partner in the unconsolidated joint venture that has the above-noted outstanding construction loan agreement at August 31, 2018 provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at August 31, 2018 and November 30, 2017 was a VIE, but we were not the primary beneficiary of this VIE. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
We are committed to purchase all 46 unconsolidated joint venture lots controlled under land option and other similar contracts at August 31, 2018 from one of our unconsolidated joint ventures. The purchase will be made in quarterly takedowns over the next two years for an aggregate purchase price of approximately $21.1 million under agreements that we entered into with the joint venture in 2016.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At August 31, 2018, we had total cash deposits of $48.8 million to purchase land having an aggregate purchase price of $1.38 billion. At November 30, 2017, we had total deposits of $64.7 million to purchase land having an aggregate purchase price of $1.09 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at August 31, 2018, we estimate the remaining purchase price to be paid would be as follows: 2018 – $394.5 million; 2019 – $558.7 million; 2020 – $171.0 million; 2021 – $75.1 million; 2022 – $24.0 million; and thereafter – $105.1 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $42.3 million at August 31, 2018 and $26.8 million at November 30, 2017. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of August 31, 2018 and November 30, 2017 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluated our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $26.1 million at August 31, 2018 and $5.7 million at November 30, 2017, as further discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report.

Contractual Obligations. Due to our repayment of the entire $300.0 million in aggregate principal amount of our 7 1/4% Senior Notes due 2018 upon maturity, which is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our contractual obligations as of August 31, 2018 have changed materially from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2017. The following table sets forth our future cash requirements related to the contractual obligations of our long-term debt and interest as of August 31, 2018 (in millions):

	Total	2018	2019-2020	2021-2022	Thereafter
Contractual obligations:
Long-term debt	$2,074.3	$—	$1,024.3	$800.0	$250.0
Interest	405.8	46.7	210.4	139.2	9.5
Total	$2,480.1	$46.7	$1,234.7	$939.2	$259.5
There have been no other significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2017.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2018 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2017.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
For the remainder of 2018, we intend to continue to execute on our Returns-Focused Growth Plan, which is described in the “Business” section of our Annual Report on Form 10-K for the year ended November 30, 2017 and is expected to help drive our profitable growth during the year. We believe that we are currently on a trajectory to achieve many of the 2019 financial targets under our plan a year earlier than projected.
Our present 2018 outlook is as follows:
2018 Fourth Quarter:

•
We expect to generate housing revenues in the range of $1.39 billion to $1.45 billion, compared to $1.39 billion in the year-earlier quarter, and anticipate our average selling price to be in the range of $400,000 to $405,000.

•	We expect our housing gross profit margin to be in the range of 18.3% to 18.7%, assuming no inventory-related charges.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 8.8% to 9.2%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to be in the range of 9.3% to 9.7%.

•	We expect an effective tax rate of approximately 27%.

•	We expect our average community count for the fourth quarter will be flat as compared to the 2017 fourth quarter.
2018 Full-Year:

•	We expect our housing revenues to be approximately $4.60 billion, an increase from $4.34 billion in 2017.

•	We expect our housing gross profit margin, excluding inventory-related charges, to be approximately 18.0%.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 9.8%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to be approximately 8.2%.

•	We expect our ending community count to be up approximately 4% compared to 2017, including a year-over-year increase of approximately 15% in our West Coast homebuilding reporting segment.
2019 Full-Year:

•	We expect our housing revenues to be in the range of $5.00 billion to $5.30 billion.

•	We expect our average community count to be up 10% to 15% compared to 2018.
We believe we are well positioned to achieve our financial and operational targets for 2018 due to, among other things, our backlog levels at August 31, 2018, our planned new home community openings, community reactivations and investments in land and land development, as well as ongoing strong demand from first-time homebuyers and current positive economic and demographic trends, to varying degrees, in many of our served markets.
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

•
changes in U.S. trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with and retaliatory measures taken by other countries;

•	the availability and cost of land in desirable areas and our ability to timely develop acquired land parcels and open new home communities;

•	our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred;

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
The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of August 31, 2018 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2018	$—	—%
2019	630,000	3.9
2020	350,000	8.5
2021	—	—
2022	800,000	7.4
Thereafter	250,000	7.8
Total	$2,030,000	6.6%
Fair value at August 31, 2018	$2,123,788
For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2017.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2018.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 16 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of August 31, 2018, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. On May 14, 2018 our board of directors reaffirmed the remainder of the 2016 authorization and approved and authorized the repurchase of 2,373,000 additional shares of our outstanding common stock, for a total of up to 4,000,000 shares authorized for repurchase. During the three months ended August 31, 2018, no shares were repurchased pursuant to this authorization.
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

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and nine months ended August 31, 2018 and 2017, (b) Consolidated Balance Sheets as of August 31, 2018 and November 30, 2017, (c) Consolidated Statements of Cash Flows for the nine months ended August 31, 2018 and 2017, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	October 5, 2018	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 5, 2018	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)