Form 10-K
period 2018-11-30
KB HOME
filed 2019-01-24
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on May 31, 2018 was $2,532,566,398, including 8,460,265 shares held by the registrant’s grantor stock ownership trust and excluding 22,247,984 shares held in treasury.
There were 86,925,192 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2018. The registrant’s grantor stock ownership trust held an additional 8,157,235 shares of the registrant’s common stock on that date.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2018

PART I

Item 1.	BUSINESS
General
KB Home is one of the largest and most recognized homebuilding companies in the U.S. We have been building homes for over 60 years, with more than 600,000 homes delivered since our founding in 1957. We build a variety of new homes designed primarily for first-time and first move-up, as well as second move-up and active adult homebuyers, including attached and detached single-family residential homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. Our homebuilding operations represent the majority of our business, accounting for 99.7% of our total revenues in 2018. Our financial services operations, which accounted for the remaining .3% of our total revenues in 2018, offer various insurance products to our homebuyers in the markets where we build homes and provide title services in certain of those markets. Our financial services operations also provide mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), an unconsolidated joint venture we formed with Stearns Lending, LLC (“Stearns”).
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
The following charts present homes delivered, homebuilding revenues, homebuilding operating income and pretax income for the years ended November 30, 2016, 2017 and 2018:

Markets
Reflecting the geographic reach of our homebuilding business, we have ongoing operations in the eight states and 38 major markets presented below. We also operate in various submarkets within these major markets. From time to time, we refer to these markets and submarkets collectively as our “served markets.” For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

Segment	States	Major Market(s)

West Coast	California
Contra Costa County, Fresno, Los Angeles, Modesto, Oakland, Orange County, Riverside, Sacramento, Salinas, San Bernardino, San Diego, San Francisco, San Jose, Santa Rosa-Petaluma, Stockton, Vallejo, Ventura and Yuba City

	Washington	Seattle
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas
Central	Colorado	Denver and Loveland
	Texas	Austin, Dallas, Fort Worth, Houston and San Antonio
Southeast	Florida	Daytona Beach, Jacksonville, Lakeland, Orlando, Punta Gorda, Sarasota, Sebastian-Vero Beach and Tampa
	North Carolina	Raleigh
Segment Operating Information. The following table presents certain operating information for our homebuilding reporting segments for the years ended November 30, 2018, 2017 and 2016 (dollars in millions, except average selling price):

	Years Ended November 30,
	2018	2017	2016
West Coast:
Homes delivered	3,152	3,387	2,825
Percentage of total homes delivered	28%	31%	29%
Average selling price	$661,500	$644,900	$579,900
Homebuilding revenues (a)	$2,085.3	$2,186.4	$1,638.1
Southwest:
Homes delivered	2,301	1,837	1,559
Percentage of total homes delivered	20%	17%	16%
Average selling price	$307,300	$290,200	$287,000
Homebuilding revenues (a)	$707.1	$533.1	$447.5
Central:
Homes delivered	4,113	4,136	3,744
Percentage of total homes delivered	36%	38%	38%
Average selling price	$297,400	$284,800	$270,100
Homebuilding revenues (a)	$1,239.3	$1,188.8	$1,018.5
Southeast:
Homes delivered	1,751	1,549	1,701
Percentage of total homes delivered	16%	14%	17%
Average selling price	$286,600	$284,100	$281,400
Homebuilding revenues (a)	$502.1	$448.0	$478.9
Total:
Homes delivered	11,317	10,909	9,829
Average selling price	$399,200	$397,400	$363,800
Homebuilding revenues (a)	$4,533.8	$4,356.3	$3,582.9

(a)	Homebuilding revenues include revenues from housing and, if applicable, land sales.
Additional financial and operational information related to our homebuilding reporting segments, including revenues, operating income (loss), pretax income (loss), inventories and assets, is provided below in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. The above table does not include homes delivered or revenues from unconsolidated joint ventures in which we participate. These unconsolidated joint ventures acquire and develop land in various markets where our homebuilding operations are located and, in some cases, build and deliver homes on the land developed.
Business Strategy
Since 2016, we have implemented a Returns-Focused Growth Plan that is designed to generate higher revenues and improvement in our homebuilding operating income margin, return on invested capital, return on equity and leverage ratio, and to achieve certain financial targets for these metrics in 2019. The plan’s main components are (1) executing our core business strategy, (2) improving our asset efficiency and (3) monetizing our significant deferred tax assets.
Executing Our Core Business Strategy. Our core business strategy, which we call KB2020, is to expand our scale primarily within our current geographic footprint to achieve a top-five position in each of our served markets (based on homes delivered). KB2020 is a systematic, fact-based and process-driven approach to homebuilding that is grounded in gaining a detailed understanding of consumers’ location and product preferences and product price-to-value perceptions. As used in this report and elsewhere, the term “product” encompasses a home’s floor plan design and interior/exterior style, amenities, functions and features.

KB2020 consists of the following key principles with respect to customers, land, products and operations:

•
Customers. With our customer-first, Built-to-Order™ homebuying process, we provide each of our homebuyers with a highly personalized experience where they can make a wide range of structural and design choices for their future new home. Our community teams of sales representatives, design consultants and other personnel partner closely with each homebuyer through each major step in the design, construction and closing of their KB home. We believe this highly interactive process that enables our homebuyers to design a home with the particular features and amenities they want based on how they live and what they value, at an affordable price, enhances customer satisfaction and gives us a meaningful competitive advantage over other homebuilders and resale homes.

•
Land. We seek to manage our working capital and reduce our operating risks by primarily acquiring entitled land parcels at reasonable prices within attractive submarkets as identified by our market research activities. We typically focus on metropolitan areas with favorable long-term economic and population growth prospects that we believe have the potential to sustain a minimum of 800 homes delivered per year, and target land parcels that meet our investment return standards. Identified consumer preferences and home sales activity largely direct where our land acquisition teams search for available land. In 2018, we refined our approach to land acquisition to focus on investments that provide a one- to two-year supply of land or lots per community, and individual assets that are generally between 50 to 200 lots in size. Our primary focus continues to be our existing geographic footprint, encompassing markets we identified for their long-term economic and demographic growth potential. We leverage the relationships we have with land owners, developers and brokers to find and acquire land parcels, and use our experience in working with municipalities to efficiently obtain development approvals.

•
Products. We offer our customers a base product with a standardized set of functions and features that is generally priced to be affordable for the local area’s median household income level. As noted above, our Built-to-Order approach provides customers the opportunity to select their lot location within a community, floor plan, elevation and structural options, and to personalize their homes with numerous interior design options and upgrades in our design studios. Our design studios, generally centrally located within our served markets, are a key component of our Built-to-Order process, and the mix of design options and upgrades they offer are primarily based on the preferences identified by our market survey and purchase frequency data. We utilize a centralized internal architectural group that designs homes to meet or exceed customers’ price-to-value expectations while being as efficient as possible to construct. To enhance the simplicity and efficiency of our products and processes, our architectural group has streamlined our product series and developed a core series of high-frequency, flexible floor plans and elevations that we can offer across many of our served markets. Our plan series allows us to more effectively shift with local demand and developable land attributes, helps us to better understand the cost to build our products and enables us to compare and implement best practices across divisions and communities. We also incorporate energy-efficient features into our product designs to help lower our homebuyers’ total cost of homeownership and reduce our homes’ impact on the environment, as further discussed below.

•
Operations. In addition to differentiating us from other high-production homebuilders, our Built-to-Order process helps drive low-cost production. We generally commence construction of a home only after we have a signed purchase contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home, and seek to build a backlog of sold homes. By maintaining a substantial backlog, along with centralized scheduling and standardized reporting processes, we have established a disciplined and scalable operational platform that helps us sustain an even-flow production of pre-sold homes. This reduces our inventory risk, promotes construction efficiencies and enhances our relationships with independent subcontractors and other business partners, and provides us with greater visibility and predictability on future deliveries as we grow.

There may be market-driven circumstances where we believe it is necessary or appropriate to temporarily deviate from certain of the above principles. These deviations may include starting construction on a small number of homes in a community before corresponding purchase contracts are signed with homebuyers to more quickly meet customer delivery expectations and generate revenues; or acquiring land parcels in peripheral neighborhoods of a core metropolitan area that otherwise fit our growth strategy and meet our investment return standards. In addition, other circumstances could arise in the future that may lead us to make specific short-term shifts from these principles.
Improving Our Asset Efficiency. We have had an ongoing focus on, and will continue our efforts in 2019 toward, improving our asset efficiency, including, among other things, calibrating home sales rates and selling prices at each of our communities to enhance their profitability; controlling our direct construction costs within our communities; improving inventory turns; structuring land acquisitions to minimize upfront costs, as further discussed below under “Community Development and Land Inventory Management”; reactivating communities that have been held for future development; selling non-core assets; and deploying excess cash flow from operations to help fuel additional revenue growth and/or reduce debt.

We have made considerable progress in reactivating communities over the past several years and plan to reactivate additional communities in 2019. As of November 30, 2018, our land held for future development or sale represented 7% of our total inventories, down from 11% at November 30, 2017 and down from its peak of 43% at November 30, 2011. Our objective is to reduce our land held for future development or sale, through reactivations and land sales, to less than 4% of our total inventory by the end of our 2019 fiscal year.
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
Monetizing Our Significant Deferred Tax Assets. By increasing our scale and further improving our asset efficiency, the anticipated associated revenue and pretax income growth will enable us to accelerate the utilization of our deferred tax assets, which totaled $441.8 million at November 30, 2018. We believe we can realize substantial tax cash savings through 2019 and beyond, and intend to productively deploy the cash to invest in our business and/or reduce debt.
Key Financial Targets. The 2019 financial targets under our Returns-Focused Growth Plan are as follows:

•	Housing revenues greater than $5.0 billion.

•	Homebuilding operating income margin, excluding inventory-related charges, of 8.0% to 9.0%.

•	Return on invested capital in excess of 10.0%.

•	Return on equity of 10.0% to 15.0%.

•	Net debt to capital ratio of 35% to 45%.
Our progress towards achieving our Returns-Focused Growth Plan objectives is further discussed below under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.
Promotional Marketing Strategy. Building on our heritage of prioritizing our homebuyers’ interests and needs by offering them a distinct combination of affordability, choice and personalization among high-production homebuilders, in 2018 we launched a modern new logo and visual identity and adopted the tagline Built on Relationships® to reinforce the customer-centric philosophy of our longstanding operating model and the importance of other key relationships – with suppliers, trade contractors, land sellers and municipalities – to the success of our business.
Our intense customer focus drives, among other things, how and where we acquire land for our new home communities; the design and selection of our products; our investments in, and choice of suppliers of, advanced materials, systems, equipment and technologies intended to enhance the performance and resource efficiency of our homes; and our community development and home construction methods and processes, as described in this report. In addition, we aim to present our homebuyers with a simple path to owning their unique new home with the assistance of our community team members who partner closely with each homebuyer through each major step in the design, construction and closing of their home. We believe our approach sets us apart from most other homebuilders and from resale homes, and is particularly well suited for the current and future generations of first-time buyers – historically our core customer demographic.
Homebuyer Profile. We focus on bracketing within a range around the median household income in a submarket in order to position our product and pricing to be attainable for the largest demand segments of that submarket. Across our portfolio, we offer an array of products, from smaller, higher density homes, with lower price points typically suited for first-time homebuyers, to larger homes in premium locations with additional amenities, with higher price points that generally attract a first or second move-up homebuyer. We also offer a variety of single-story floorplans that typically appeal to an active adult homebuyer age 55 and over, as well as multi-story floorplans that attract a wide range of homebuyers. Approximately 75% of our annual deliveries for more than a decade have been to first-time and first move-up homebuyers; in 2018, it was 74% of our deliveries, as shown in the chart below:

To help elevate the KB Home brand in the marketplace, particularly for the growing number of millennial homebuyers, our promotional marketing efforts increasingly involve digital marketing, including interactive Internet-based applications, social media outlets and other evolving communication technologies.
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
Our corporate management and support personnel develop and oversee the implementation of company-wide strategic initiatives, our overall operational policies and internal control standards, and perform various centralized functions, including architecture; purchasing and national contracts; treasury and cash management; land acquisition approval; risk and litigation management; accounting and financial reporting; internal audit and compliance activities; information technology systems; marketing; and investor and media relations. Corporate management is responsible for, among other things, evaluating and selecting the geographic markets in which we operate, consistent with our overall business strategy; allocating capital resources to markets for land acquisition and development activities; making major personnel decisions related to employee compensation and benefits; and monitoring the financial and operational performance of our divisions. Our corporate management also facilitates the sharing and implementation of best practices companywide.
Community Development and Land Inventory Management
Developable land for the production of homes is a core resource for our business. Based on our current strategic plans, we seek to own or control land sufficient to meet our forecasted production goals for the next three to five years. In 2019, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment return standards. However, we may decide to sell certain land interests or monetize land previously held for future development as part of our Returns-Focused Growth Plan, or for other reasons.
Our community development process generally consists of four phases: land acquisition, land development into finished lots for a community (if necessary), home construction and delivery of completed homes to homebuyers. Historically, our community development process has typically ranged from six to 24 months in our West Coast homebuilding reporting segment, with a somewhat shorter duration in our other homebuilding reporting segments. The development process in our West Coast homebuilding reporting segment is typically longer than in our other segments due to the municipal and regulatory requirements that are generally more stringent in California. Our community development process varies based on, among other things, the extent and speed of required government approvals and utility service activations, the overall size of a particular community, the scope of necessary site preparation activities, the type of product(s) that will be offered, weather conditions, time of year, promotional marketing results, the availability of construction resources, consumer demand, local and general economic and housing market conditions, and other factors.
Although they vary significantly in size and complexity, our single-family residential home communities typically consist of 50 to 200 lots ranging in size from 1,500 to 11,000 square feet. In our communities, we typically offer three to 15 home design choices. We also generally build one to three model homes at each community so that prospective homebuyers can preview the various products available. Depending on the community, we may offer premium lots containing more square footage, better views and/or location benefits. Some of our communities consist of multiple-story structures that encompass several attached condominium-style units.
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
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2018 and 2017:

	Homes Under Construction and Land Under Development		Land Held for Future Development or Sale		Land Under Option		Total Land Owned or Under Option
	2018	2017	2018	2017	2018	2017	2018	2017
West Coast	8,671	6,056	1,291	1,982	2,718	3,305	12,680	11,343
Southwest	7,730	7,329	435	922	1,650	834	9,815	9,085
Central	14,821	11,849	105	889	7,311	6,323	22,237	19,061
Southeast	4,377	3,571	2,052	2,346	2,466	965	8,895	6,882
Total	35,599	28,805	3,883	6,139	14,145	11,427	53,627	46,371
The following charts present the percentage of inventory lots we owned or controlled under land option contracts or other similar contracts by homebuilding reporting segment and the percentage of total lots we owned and controlled under option as of November 30, 2018:

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

The following charts present our ending backlog (number of homes and value) by homebuilding reporting segment as of November 30, 2017 and 2018:
Employees
At December 31, 2018 and 2017, we had approximately 2,005 and 1,915 full-time employees, respectively. None of our employees are represented by a collective bargaining agreement.
Competition, Seasonality, Delivery Mix and Other Factors
Competition. The homebuilding industry and housing market are highly competitive with respect to selling homes; contracting for construction services, such as carpentry, roofing, electrical and plumbing; and acquiring attractive developable land, though the intensity of competition can vary and fluctuate between and within individual markets and submarkets. We compete for homebuyers, construction resources and desirable land against numerous homebuilders, ranging from regional and national firms to small local enterprises. As to homebuyers, we primarily compete with other homebuilders on the basis of selling price, community location and amenities, availability of financing options, home designs, reputation, home construction cycle time, and the design options and upgrades that can be included in a home. In some cases, this competition occurs within larger residential development projects containing separate sections designed, planned and developed by other homebuilders. We also compete for homebuyers against housing alternatives to new homes, including resale homes, apartments, single-family rentals and other rental housing. In markets experiencing heavy construction activity, including areas recovering from wildfires, hurricanes or other significant natural disasters, there can be severe craft and skilled trade shortages that limit independent subcontractors’ ability to supply construction services to us, which in turn tends to drive up our costs and/or extend our production schedules. Elevated construction activity has also contributed to measurable increases in the amount of time to obtain governmental approvals or utility service activations; and, combined with tariffs, duties and/or trade restrictions recently imposed or increased by the U.S. and other governments, the cost of certain building materials, such as steel, lumber, drywall and concrete. Since 2013, we also have seen higher prices for desirable land amid heightened competition with homebuilders and other developers and investors (both domestic and international), particularly in the land-constrained areas where we operate. We expect these upward cost trends to continue in 2019, if and as housing market activity grows and there is greater competition for these resources.
Seasonality. Our performance is affected by seasonal demand trends for housing. Traditionally, there has been more consumer demand for home purchases and we tend to generate more net orders in the spring and early summer months (corresponding to most of our second quarter and part of our third quarter) than at other times of the year. This “selling season” demand results in our delivering more homes and generating higher revenues from late summer through the fall months (corresponding to part of our third quarter and all of our fourth quarter), as illustrated in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Orders
2018	25%	32%	25%	18%
2017	24%	31%	24%	21%
2016	22%	32%	24%	22%

Homes Delivered
2018	20%	24%	26%	30%
2017	20%	24%	25%	31%
2016	20%	24%	25%	31%

Housing Revenues
2018	19%	24%	27%	30%
2017	19%	23%	26%	32%
2016	19%	23%	25%	33%

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
We have made a dedicated effort to further differentiate ourselves from other homebuilders and resale homes through our ongoing commitment to become a leading national company in environmental sustainability. We continually seek out and utilize innovative technologies and systems to further improve the energy and water efficiency of our homes, as well as engage in campaigns and other educational efforts, sometimes together with other companies, organizations and groups, to increase consumer awareness of the importance and impact of sustainability in selecting a home and the products within a home. Under our commitment to sustainability, we, among other things:

•	build energy- and water-efficient new homes. We built our 115,000th ENERGY STAR® certified home in 2018;

•
developed a KB Home Energy Performance Guide®, or EPG®, that informs our homebuyers of the relative energy efficiency and the related estimated monthly energy costs of each of our homes as designed, compared to typical new and existing homes;

•
include in our product offerings advanced home automation technologies, components and systems that can increase convenience for our homebuyers. For instance, in 2018, we partnered with Google® to offer KB Smart Home System-enabled homes in certain communities, which allows homeowners to control the functionality of their smart KB homes with advanced connectivity and integrated technology features; and

•	created and continue to add more net-zero energy and zero freshwater design options, under a program called Double ZeroHouse™ 3.0, that are available in select markets.
For several years, we have been recognized by the U.S. Environmental Protection Agency for our sustainability achievements, and have earned awards under all of the agency’s programs aimed at homebuilders: ENERGY STAR, which sets energy efficiency standards; WaterSense®, which establishes water efficiency standards; and Indoor airPLUS®, which focuses on indoor air quality. In 2018, we received the ENERGY STAR Partner of the Year — Sustained Excellence Award for the eighth consecutive year, and the WaterSense Sustained Excellence Award for water efficiency for the fourth consecutive year.
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
As in 2018, we expect future home sales activity and selling price appreciation (or depreciation) to vary in strength between markets and within submarkets based to a substantial degree on their specific economic and housing environments, which may also reflect national, state and/or regional factors. These variations may be significant and unfavorable, and could be more pronounced and/or prolonged in our served markets due to changes in conditions that are outside of our control, including, but not limited to, the following:

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

•
Diminished consumer confidence in general or specifically with respect to purchasing homes, or lack of consumer interest in purchasing a home compared to other housing alternatives due to location preferences, perceived affordability constraints or otherwise. Principally in the 2018 fourth quarter, we saw consumers pause on purchasing homes largely due to affordability concerns stemming from rising mortgage interest rates and steady home price appreciation over the past several years, which negatively impacted our net order comparison for the period. We can provide no assurance as to the duration of this pause or the degree to which demand may further soften in 2019, or that consumers will resume purchasing our homes in 2019 and beyond at the rates they did in recent prior years and the 2018 first half.

•
Inflation, which could result in our production costs increasing at a rate or to a level that we cannot recover through the selling prices of our homes. Inflation may also cause increases in mortgage loan interest rates, and in the interest rates we may need to accept to obtain external financing for our business.

•
Shortages or rising prices of building materials and construction services, including independent contractor or outside supplier capacity constraints and the impact of governmental tariffs, duties and/or trade restrictions imposed or increased on building materials or household products, manufacturing defects resulting in recalls of materials, changes in immigration laws and trends in labor migration. These conditions could increase our costs and/or extend our construction and home delivery schedules, and we may be unable to raise the selling prices of our homes to cover the impact of such cost increases and/or delays.

•
Seasonality, which, as discussed above in the “Competition, Seasonality, Delivery Mix and Other Factors” section in Item 1 – Business in this report, generally results in fluctuations in our quarterly operating results, with a significant proportion of our homes delivered and revenues generated in our third and fourth fiscal quarters. While this pattern reflects when consumers have generally preferred to buy homes, we can provide no assurance that this historical seasonality will occur in 2019 or beyond, if at all.

•
Civil unrest and acts of terrorism, and government responses to such acts, as well as inclement weather, wildfires, natural disasters, and other environmental conditions can delay the delivery of our homes and/or increase our costs.

Additional headwinds may come from the present failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations, and financial markets’ and businesses’ reactions to that failure, which could impair economic growth and demand for housing.
If economic or housing conditions become more challenging generally or in our served markets, due to the factors listed above, whether individually or collectively, or otherwise, or home sales or selling prices do not continue to advance at the same pace as in recent years or decline, there would likely be a corresponding adverse effect on our business and our consolidated financial statements, including, but not limited to, our net orders, the number of homes we deliver, our average selling prices, the revenues we generate, our housing gross profit margins and our ability to operate profitably, and the effect may be material. In addition, adjustments to federal government economic, trade, taxation and spending laws, policies or programs by the current administration and U.S. Congress may negatively impact the financial markets, consumer spending and/or the housing market, and, in turn, materially and adversely affect our operating results and consolidated financial statements.
Tight mortgage lending standards and/or interest rate increases could adversely affect the availability or affordability of mortgage loans for potential buyers of our homes and thereby reduce our net orders, homes delivered and revenues.
We depend on third-party lenders, including Stearns, our joint venture partner in KBHS, to provide mortgage loans to our homebuyers who need such financing to purchase our homes, and our dependence on such lenders is greater than for other homebuilders that operate a captive mortgage lender. Homebuyers’ ability to obtain financing largely depends on prevailing mortgage loan interest rates, the credit standards that mortgage lenders use and the availability of mortgage loan programs provided by federal government agencies (such as Federal Housing Administration (“FHA”)- or Veterans Administration-insured mortgage loans), or government-sponsored enterprises (such as the Federal National Mortgage Association (also known as “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (also known as “Freddie Mac”)), which have been a critical source of liquidity for the mortgage finance industry and an important factor in marketing and selling many of our homes. As a result of the labor market strengthening and the economy expanding at a solid rate since 2016, as well as Federal Reserve interest rate increases in 2018 and other factors, mortgage interest rates have risen. As discussed above, the higher mortgage interest rates had a negative impact on our net order comparison for the 2018 fourth quarter. If mortgage interest rates increase further, credit standards are tightened and/or the federal government reduces or terminates its mortgage loan programs (including due to an extended failure of lawmakers to agree on a budget or appropriation legislation to fund relevant operations or programs), the affordability of and demand for homes, including our homes, would likely be adversely impacted, and the impact could be material to our business and consolidated financial statements.
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
The poor performance of third-party mortgage lenders could lead to cancellations and a lower backlog of orders, or delay our delivery of homes and recognition of revenues from those homes.
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
We face significant competition in our business from other homebuilders, some of which have recently grown larger through mergers and acquisitions, sellers of existing homes, and other participants in the overall housing industry, including landlords and other rental housing operators. These competitive conditions can result in, among other things, our selling and delivering fewer homes; our reducing the selling prices of our homes and/or offering or increasing sales incentives; our being unable to acquire desirable land that meets our investment return standards; and our being unable to obtain construction resources at acceptable prices or when needed to meet our production schedules. These competitive conditions could have a material adverse effect on our business and consolidated financial statements by decreasing our revenues and housing gross profit margins; impairing our ability to successfully implement our current strategies, initiatives or actions; increasing our costs; and/or diminishing growth in our business.
Strategic Risks
Our ability to execute on our primary strategies is inherently uncertain, and we may be unable to achieve our goals.
We can provide no assurance that our strategies, and any related initiatives or actions, will be successful, that they will generate growth, earnings or returns at any particular level or within any particular time frame, or that we will achieve in 2019 or beyond positive operational or financial results or results in any particular metric or measure equal to or better than our 2018 performance, or perform in any period as well as other homebuilders. We also cannot provide any assurance that we will be able to maintain our strategies, and any related initiatives or actions, in 2019 and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, initiatives or actions, though we cannot guarantee that any such changes will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business; on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect in each case could be material.
The success of our present strategies depends on the availability of developable land that meets our investment return standards.
The availability of developable land, particularly finished and partially finished lots, meeting our investment return standards depends on several factors, including, among other things, land availability in general, geographical/topographical/governmental constraints, land sellers’ business relationships and competition for desirable property. As discussed above in the “Competition, Seasonality, Delivery Mix and Other Factors” section in Item 1 – Business in this report, since 2013 we have experienced heightened competition with homebuilders and other developers and investors for land, which, in addition to geographic, topographic and regulatory limitations, has caused the availability of desirable land in high-demand submarkets to become more constrained and costly. In some instances, these other homebuilders, developers and investors (both domestic and international) have greater financial resources than us and/or use less stringent underwriting standards that enable them to bid more for land.
Should suitable land become less available to us, our ability to increase our community count would be negatively affected and the number of homes we deliver could be reduced. In addition, as noted above, the cost of attractive land could increase and adversely impact our housing gross profit margins and our ability to maintain ownership or control of a sufficient supply of land to meet our production goals. A lack of available suitable land could also affect the success of our current strategies, and related initiatives, including our ability to grow our scale and share in our served markets; to expand our community count; to maintain or increase our revenues; to reduce our debt; and to maintain or improve our profitability in 2019 and beyond, and could have a material adverse effect on our business and consolidated financial statements.
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

Adverse conditions in California, which makes up nearly all of our West Coast homebuilding reporting segment, would have a particularly significant effect as our average selling price in this segment is the highest among all of our homebuilding reporting segments, a large percentage of our housing revenues is generated from this segment, and a significant proportion of our investments in land and land development have been made, and in 2019 are expected to be made, in that state. In addition, some of the areas we serve in California have recently experienced extreme or exceptional drought conditions, and although the governor lifted an emergency drought declaration in 2017, urban water use reporting requirements and prohibitions on wasteful water practices are still in effect. We can offer no assurance as to the conservation measures, including impact fees or penalties, that might be imposed by local water agencies/suppliers if such conditions recur that could limit, impair or delay our ability to sell and deliver homes; increase our production costs; or decrease the value of land we own or control, which may result in inventory impairment or land option contract abandonment charges, or both. These impacts, individually or collectively, could adversely affect our overall business and consolidated financial statements, and the effect could be material. Moreover, as California is one of the most highly regulated and litigious states in the country, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than for other homebuilders with a less significant California presence.
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
Capital market conditions in 2019 and beyond may significantly limit our ability to obtain additional external financing and/or maintain or, if necessary or appropriate, expand the Credit Facility’s or the LOC Facility’s capacity, or enter into additional or similar such facilities, or obtain performance bonds, in each case on acceptable terms or at all. Volatility in the securities markets could impede our access to such markets or increase the dilution our stockholders would experience if we believe it is necessary or appropriate to issue additional equity securities. As of the date of this report, our credit rating by Standard and Poor’s Financial Services is BB-, with a stable outlook; Moody’s Investor Services is B1, with a positive outlook; and Fitch Ratings is BB-, with a stable outlook. Downgrades of our credit rating by any of these firms may also make it more difficult and costly for us to access external financing sources. The adverse effects of these conditions or events could be material to our business and our consolidated financial statements.
Failure to comply with the covenants and other requirements imposed by the Credit Facility and the instruments governing our indebtedness could restrict future borrowing. Under certain circumstances, our obligations to repay our indebtedness may be accelerated and we may be unable to do so.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants. If we fail to comply with the covenants and other requirements imposed by the Credit Facility and the other instruments governing our indebtedness, the participating financial institutions and/or investors could terminate the Credit Facility, cause borrowings under the Credit Facility, if any, or the outstanding principal and unpaid interest under our senior notes, if applicable, to become immediately due and payable and/or could demand that we compensate them for waiving instances of noncompliance. In addition, a default under the Credit Facility or under any series of our senior notes could in certain cases accelerate the maturity of all of our senior notes and restrict borrowings under the Credit Facility, as well as result in penalties and additional fees.
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
Our ability to meet our debt service and other obligations necessary to operate our business in the ordinary course will depend on our future performance. As of the date of this report, our next scheduled maturity of senior notes is on February 1, 2019 with respect to $230.0 million in aggregate principal amount of our 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”), though any holder of these notes may convert all or any portion of its notes at any time prior to the close of business on the business day immediately preceding the maturity date into shares of our common stock at an initial conversion rate corresponding to a price per share of approximately $27.37. We also have $400.0 million in aggregate principal amount of our 4.75% senior notes due 2019 (“4.75% Senior Notes due 2019”) that mature on May 15, 2019.
Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.
Depending on the stage of development a land parcel is in when acquired, we may incur expenditures for developing land into a community, such as entitling and finishing lots and installing roads, sewers, water systems and other utilities; taxes and other levies related to ownership of the land; constructing model homes; and promotional marketing and overhead expenses to prepare the community to open for home sales. If the rate at which we sell and deliver homes slows or falls, or if our opening of communities for home sales is delayed due to adjustments in our investment strategy, protracted governmental approval processes or utility service activations, diminished consumer interest in purchasing homes generally or in our products, or other reasons, we may incur additional costs, which would adversely affect our housing gross profit margins, and it will take a longer period of time for us to recover our costs.
The value of the land and housing inventory we own or control may fall significantly.
The value of the land and housing inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, this inventory. The value of our inventory can vary considerably because there is often a significant amount of time between our acquiring control or taking ownership of land and the delivery of homes on that land, particularly undeveloped and/or unentitled land. If, in 2019, the present economic or housing environment weakens, if particular markets or submarkets experience challenging or unfavorable changes in prevailing business conditions, including an increase in inflation, if we are unable to sell our land held for sale at its current estimated fair value, or if we elect to revise our strategy relating to certain land positions, we may need to record charges against our earnings for inventory impairments or land option contract abandonments, or both. We may also decide to sell certain land at a loss and record a corresponding charge. In addition, we may record charges against our earnings in connection with activating or selling certain land held for future development in connection with our current strategic initiatives. Any such charges could have a material adverse effect on our consolidated financial statements.
Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.
In the ordinary course of our homebuilding business, we are subject to home warranty and other construction defect claims. We rely upon independent subcontractors to perform actual construction of our homes and, in some cases, to select and obtain building materials. We maintain, and require the majority of our independent subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We also maintain certain other insurance policies. However, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly, and, in our case, have relatively high self-insured retentions that limit coverage significantly.
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
We can provide no assurance that in 2019 we will not face additional home warranty and other construction defect claims and/or incur additional related repair and other costs, or experience negative publicity/reputational harm or be successful in obtaining any recoveries of related repair and other costs, and that any of these items — if they occur, or with respect to recoveries of related repair and other costs, fail to occur — could, individually or collectively, have a material and adverse impact on our business and consolidated financial statements.
We may not realize our significant deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
At November 30, 2018, we had deferred tax assets of $441.8 million, net of a $23.6 million valuation allowance. Our ability to realize our deferred tax assets is based on the extent to which we generate future taxable income and on prevailing corporate income tax rates, and we cannot provide any assurance as to when and to what extent we will generate sufficient future taxable income to realize our deferred tax assets, whether in whole or in any part. In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, reducing the federal corporate income tax rate from 35% to 21%. As a result, we recorded a non-cash charge of $112.5 million to our provision for income taxes in 2018 primarily due to the accounting re-measurement of our deferred tax assets based on the lower income tax rate. While we believe the TCJA will not impact the ability of our deferred tax assets to reduce the amount of cash federal income taxes payable in 2019 and beyond, any future lowering of corporate income tax rates, and/or adjustment in the treatment of deferred tax assets, could impact the realization as well as the value of our deferred tax assets in our consolidated balance sheets, and these impacts could be material and adverse. Further, we have filed our tax returns based on certain filing positions we believe are appropriate. Should the applicable taxing authorities disagree with these positions, we may owe additional taxes.
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
Our directors, officers and employees are important resources, and we see attracting and retaining a dedicated and talented team and board members as crucial to our success. If we are unable to continue to attract and retain qualified employees, or, alternatively, if we are required or believe it is appropriate to reduce our overhead expenses through significant personnel reductions or adjustments to compensation and benefits, our performance, our ability to achieve our strategic growth goals, our business and our consolidated financial statements could be materially and adversely affected. Similar negative impacts on our business and our consolidated financial statements could result from our failure to comply with legal and regulatory requirements applicable to our workforce.
Information technology failures and data security breaches could harm our business.
We use information technology and other computer resources to carry out important operational activities and to maintain our business records. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our homebuyers, employees, vendors and suppliers, and maintain operational and financial information related to our business. We may share some of this confidential information with our vendors, such as escrow companies and related title services enterprises, who partner with us to support certain aspects of our business.
We have implemented systems and processes intended to address ongoing and evolving cybersecurity risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. We also provide regular personnel awareness training of potential cybersecurity threats, including the use of newsletters and internal phishing assessments, to help ensure employees remain diligent in identifying potential risks. In addition, we have deployed monitoring capabilities to support early detection, internal and external escalation, and effective responses to potential anomalies. Many of our information technology and other computer resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards.
We rely upon our third-party service providers to maintain effective cybersecurity measures to keep our information secure. We also rely on Stearns and other outside mortgage lenders to maintain effective cyber and other security measures to keep secure the information they collect about our homebuyers in providing them with mortgage banking services. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, employee error, system error, and faulty password management. In addition, our ability to conduct our business may be impaired if these resources, including our websites or e-mail system, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources.
A significant and extended disruption could damage our reputation and cause us to lose customers, orders, deliveries of homes and revenues; result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information; and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings and cause us reputational harm, could have a material and adverse effect on our business and consolidated financial statements. Depending on its nature, a data security breach may result in the unauthorized use or loss of our assets or financial resources, and such unauthorized use(s) or loss(es), which could be significant, may not be detected for some period of time. In addition, the costs of maintaining adequate protection against data security threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.
Legal and Regulatory Risks
Tax law changes could make home ownership more expensive or less attractive.
Prior to the TCJA’s enactment, significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual’s or household’s federal, and in some cases state, taxable income, subject to various limitations. The TCJA established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including real estate taxes. The TCJA also raised the standard deduction. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes, including in certain of our served markets in California. As a result, some communities in our California operations could experience lower net orders and/or a tempering of average sales prices in future periods. In addition, if the federal government further changes, or a state government changes, its income tax laws by eliminating or substantially reducing the income tax benefits associated with homeownership, the after-tax cost of owning a home could measurably increase. Any increases in personal income tax rates and/or tax deduction limits or restrictions enacted at the federal or state levels, including those enacted under the TCJA, could adversely impact demand for and/or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material.
Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of building materials and products used in our homes.
The federal government has recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum, lumber, solar panels and washing machines, raising our costs for these items (or products made with them), and has threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments, including China and Canada, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our construction costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial statements.

We could be responsible for employment-related liabilities with respect to our subcontractors’ employees.
Independent subcontractors perform all land development and home construction work at our communities.  Although we do not have the ability to control what these independent subcontractors pay their own employees, or their own subcontractors, or the work rules they impose on such personnel, federal and state governmental agencies, including the U.S. National Labor Relations Board, have sought, and may in the future seek, to hold contracting parties like us responsible for subcontractors’ violations of wage and hour laws, or workers’ compensation, collective bargaining and/or other employment-related obligations related to subcontractors’ workforces.  Pursuant to a recently effective California law, we could be responsible for the wages, fringe benefits, or other benefit payments or contributions, including interest, that a subcontractor owes to or on behalf of its employees under contracts we enter into with subcontractors on or after January 1, 2018. In addition, California also generally requires workers employed on public works projects to be paid the applicable prevailing wage, as determined by the Department of Industrial Relations. Governmental agency determinations or attempts by others to make us responsible for subcontractors’ labor practices or obligations, whether under “joint employer” theories, specific state laws or regulations, such as under the California Labor Code, or otherwise, could create substantial adverse exposure for us in situations that are not within our control and could be material to our consolidated financial statements.
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
Our homebuilding business is heavily regulated and subject to a significant amount of local, state and federal regulation including, among other things, zoning, building designs, worksite health and safety and home construction methods, as well as governmental taxes, fees and levies on the acquisition and development of land. These regulations often provide broad discretion to government authorities that oversee these matters, which can result in unanticipated delays, restrictions, penalties for non-compliance and/or increases in the cost of a development project in particular markets. We can provide no assurance that these regulations will not be interpreted or revised in ways that will require us to change our present strategies or operations, incur significant compliance costs or record charges against our earnings, have a negative impact on our reputation or our relationships with relevant agencies or government authorities, and/or restrict the manner in which we conduct our activities. Any such actions or events, and associated costs and charges, could adversely and materially affect our consolidated financial statements. Also, there have been significant cuts to government departments, subsidies, programs and public employee staffing levels (including due to an extended failure of lawmakers to agree on a budget or appropriation legislation to fund relevant operations or programs), limiting economic growth and/or resulting in significant delays and/or higher costs in obtaining required inspections, permits or approvals with respect to the development of our communities. These actions or events could adversely affect our ability to generate orders and revenues and/or to maintain or increase our housing gross profit margins, and the impact could be material and adverse to our consolidated financial statements.
In addition, we are subject to a variety of local, state and federal laws, statutes, ordinances, rules and regulations concerning the environment and climate change, especially in the state of California. These requirements and/or evolving interpretations thereof, may cause production delays, may cause us to incur substantial costs, and can prohibit or restrict homebuilding activity in certain areas; any of which could also reduce the value of the affected inventory and require us to record significant impairment charges. Environmental and climate change laws may also impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The actual or potential presence of those substances on or near our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on land that we have sold in the past.
We are also involved in legal, arbitral or regulatory proceedings or investigations incidental to our business, the outcome or settlement of which could result in claims, losses, monetary damage awards, penalties, or other direct or indirect payments recorded against our earnings, or injunctions, consent decrees or other voluntary or involuntary restrictions or adjustments to our business operations or practices. Any such adverse results could be beyond our expectations, insurance coverages and/or accruals at particular points in time and material to our business and consolidated financial statements. Unfavorable litigation, arbitral or administrative outcomes, as well as unfavorable investor, analyst or news reports related to our industry, company, personnel or operations, may also generate negative publicity in various media outlets, including social media, websites, Internet blogs and newsletters, that could be detrimental to our reputation or stock price, and adversely affect our efforts to sell homes.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We lease our corporate headquarters in Los Angeles, California. Our homebuilding division offices and our design studios are located in leased space in the markets where we conduct business.
We believe that such properties, including the equipment located therein, are suitable and adequate to meet the needs of our businesses.

Item 3.	LEGAL PROCEEDINGS
Our legal proceedings are discussed in Note 16 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table presents certain information regarding our executive officers as of December 31, 2018:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years	From – To

Jeffrey T. Mezger	63	Chairman, President and Chief Executive Officer (a)	2016	25	President and Chief Executive Officer (a)	2006-2016
Jeff J. Kaminski	57	Executive Vice President and Chief Financial Officer	2010	8
Matthew W. Mandino	54	Executive Vice President and Chief Operating Officer	2018	7	Regional President, Southwest Division President, Colorado	2016-2018 2011-2016
Albert Z. Praw	70	Executive Vice President, Real Estate and Business Development	2011	22
Brian J. Woram	58	Executive Vice President and General Counsel	2010	8
William R. Hollinger	60	Senior Vice President and Chief Accounting Officer	2007	31
Thomas F. Norton	48	Senior Vice President, Human Resources	2009	10

(a)	Mr. Mezger has served as a director since 2006. He was elected Chairman of our board of directors in August 2016.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” As of December 31, 2018, there were 571 holders of record of our common stock.
Information regarding the shares of our common stock that may be issued under our equity compensation plans is provided below in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this report.
The following table summarizes our purchases of our own equity securities during the three months ended November 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
September 1-30	—	$—	—	4,000,000
October 1-31	—	—	—	4,000,000
November 1-30	1,891,404	19.42	1,806,053	2,193,947
Total	1,891,404	$19.42	1,806,053
As we publicly reported, on January 12, 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of November 30, 2016, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. On May 14, 2018 our board of directors reaffirmed the remainder of the 2016 authorization and approved and authorized the repurchase of 2,373,000 additional shares of our outstanding common stock, for a total of up to 4,000,000 shares authorized for repurchase. In 2018, we repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million.
The shares purchased during the three months ended November 30, 2018 also included 85,351 of previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the board of directors’ authorization.

Stock Performance Graph
The following graph compares the five-year cumulative total return of KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index for the periods ended November 30:

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index and
Dow Jones US Home Construction Index

	2013	2014	2015	2016	2017	2018
KB Home	$100	$101	$81	$92	$184	$124
S&P 500 Index	100	117	120	130	159	169
Dow Jones US Home Construction Index	100	120	136	120	215	153
The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. The closing price of KB Home common stock on the New York Stock Exchange was $21.11 per share on November 30, 2018 and $31.36 per share on November 30, 2017. The performance of our common stock as presented above reflects past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2013 in KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index, including reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA
The data in this table should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data in this report.
KB HOME
SELECTED FINANCIAL DATA
(Dollars In Thousands, Except Per Share Amounts and Average Selling Price)

	Years Ended November 30,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenues:
Homebuilding	$4,533,795	$4,356,265	$3,582,943	$3,020,987	$2,389,643
Financial services	13,207	12,264	11,703	11,043	11,306
Total	$4,547,002	$4,368,529	$3,594,646	$3,032,030	$2,400,949
Operating income:
Homebuilding	$345,721	$283,403	$152,401	$138,621	$115,969
Financial services	9,363	8,834	7,886	7,332	7,860
Total	$355,084	$292,237	$160,287	$145,953	$123,829
Pretax income	$367,965	$289,995	$149,315	$127,043	$94,949
Net income (a)	170,365	180,595	105,615	84,643	918,349
Earnings per share:
Basic	$1.93	$2.09	$1.23	$.92	$10.26
Diluted	1.71	1.85	1.12	.85	9.25
Cash dividends declared per share	.10	.10	.10	.10	.10
Balance Sheet Data:
Assets:
Homebuilding	$5,061,191	$5,029,158	$5,121,125	$5,072,877	$4,846,083
Financial services	12,380	12,357	10,499	14,028	10,486
Total	$5,073,571	$5,041,515	$5,131,624	$5,086,905	$4,856,569
Notes payable	$2,060,263	$2,324,845	$2,640,149	$2,601,754	$2,550,622
Stockholders’ equity	2,087,500	1,926,311	1,723,145	1,690,834	1,595,910
Stockholders’ equity per share	24.01	22.13	20.25	18.32	17.36
Homebuilding Data:
Homes delivered	11,317	10,909	9,829	8,196	7,215
Average selling price	$399,200	$397,400	$363,800	$354,800	$328,400
Net orders	11,014	10,900	10,283	9,253	7,567
Unit backlog	4,108	4,411	4,420	3,966	2,909
Average community count	223	233	238	244	200

(a)
Net income for the year ended November 30, 2018 included a non-cash charge of $112.5 million to income tax expense for TCJA-related impacts. Net income for the year ended November 30, 2014 included the favorable impact of an $825.2 million deferred tax asset valuation allowance reversal.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Overview. Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Revenues:
Homebuilding	$4,533,795	$4,356,265	$3,582,943	4%	22%
Financial services	13,207	12,264	11,703	8	5
Total	$4,547,002	$4,368,529	$3,594,646	4%	22%
Pretax income:
Homebuilding	$351,301	$276,927	$144,849	27%	91%
Financial services	16,664	13,068	4,466	28	193
Total	367,965	289,995	149,315	27	94
Income tax expense	(197,600)	(109,400)	(43,700)	(81)	(150)
Net income	$170,365	$180,595	$105,615	(6)%	71%
Earnings per share:
Basic	$1.93	$2.09	$1.23	(8)%	70%
Diluted	$1.71	$1.85	$1.12	(8)%	65%
Housing market conditions were generally favorable in 2018, reflecting strong employment gains, high levels of consumer confidence and a limited supply of homes available for sale. However, affordability concerns, driven by several years of home price appreciation coupled with rising mortgage interest rates, emerged and tempered buyer demand in the latter half of the year, primarily in the fourth quarter. With our continued execution on our long-standing, customer-centric operating strategy and our Returns-Focused Growth Plan, which are described in Item 1 – Business in this report, we produced solid revenue growth and expanded our housing gross profit margin compared to 2017.
Within our homebuilding operations, housing revenues increased 4% year over year to $4.52 billion, as the number of homes we delivered grew 4% to 11,317 and the overall average selling price of those homes increased slightly to $399,200, primarily due to a shift in geographic mix. Homebuilding operating income for 2018 increased 22% year over year to $345.7 million and, as a percentage of homebuilding revenues, improved 110 basis points to 7.6%. Our housing gross profits for 2018 grew 11% from 2017 mainly due to the higher housing revenues and a 120 basis point increase in our housing gross profit margin to 17.5%. The expansion of our housing gross profit margin primarily reflected our community-specific action plans to enhance their performance and a greater proportion of homes delivered from higher-margin communities, partly offset by increases in land, trade labor and material costs. Our selling, general and administrative expense ratio for 2018 remained unchanged at 9.8%. Our net income and diluted earnings per share, which were down 6% and 8%, respectively, year over year, included a non-cash charge of $112.5 million for TCJA-related impacts, as discussed in Note 12 – Income Taxes in the Notes to Consolidated Financial Statements in this report.
During 2018, we delivered steady improvement in our financial and operational performance, including enhancing our profitability, strengthening our balance sheet, improving our cash flow, generating higher returns, and reducing our leverage ratio. In addition, with the substantial cash flow we generated, we repaid $300.0 million of senior notes upon their maturity.
Progress on Returns-Focused Growth Plan Targets. Since first implementing our Returns-Focused Growth Plan, we have made significant progress toward achieving our 2019 financial targets. The following table presents these targets for 2019 and our actual results for each of the years ended November 30, 2018, 2017 and 2016 (dollars in thousands):

		Years Ended November 30,
Returns-Focused Growth Plan Financial Targets	2019 Targets	2018	2017	2016
Housing revenues	> $5.0 billion	$4,517,244	$4,335,205	$3,575,548
Homebuilding operating income margin, excluding inventory-related charges	8% to 9%	8.3%	7.1%	5.7%
Return on invested capital (a)	> 10%	10.4%	7.4%	5.2%
Return on equity (a)	10.0% to 15.0%	14.4%	10.0%	6.3%
Net debt to capital ratio (b)	35.0% to 45.0%	41.6%	45.4%	54.3%

(a)	The 2018 ratio excludes the impact from the above-described TCJA-related charge.

(b)	In the 2018 fourth quarter, we lowered our net debt to capital ratio target to a range of 35% to 45% from the original 2019 target range of 40% to 50%.
Our housing revenues of $4.52 billion for the year ended November 30, 2018 approached the $5.0 billion target, and several other metrics for the year, including homebuilding operating income margin (excluding inventory-related charges), and return on invested capital and return on equity (each excluding the TCJA-related charge), and net debt to capital ratio, met the targets we established for 2019. Growing our housing revenues while expanding our homebuilding operating income margin (excluding inventory-related charges) and improving asset efficiency under our Returns-Focused Growth Plan produced meaningful improvement in our returns in 2018 and 2017. In addition, we generated significant cash flow, fueling our ability to invest $3.40 billion in land and land development, repay nearly $600 million of senior notes, and repurchase $35.0 million of our common stock since we launched our Returns-Focused Growth Plan two years ago.
While we believe we are well positioned to make additional progress on our 2019 targets under our Returns-Focused Growth Plan, as mentioned above and further discussed below under “Outlook,” in the latter part of 2018, the homebuilding industry and our business experienced various headwinds that could negatively impact our performance and our ability to achieve some or all of these 2019 targets.
Net Orders, Backlog and Community Count. The following table presents information concerning our net orders, cancellation rates, ending backlog, and community count for the years ended November 30, 2018 and 2017 (dollars in thousands):

	Years Ended November 30,
	2018	2017
Net orders	11,014	10,900
Net order value (a)	$4,291,481	$4,476,247
Cancellation rates (b)	22%	24%
Ending backlog — homes	4,108	4,411
Ending backlog — value	$1,434,368	$1,660,131
Ending community count	240	224
Average community count	223	233

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
Net Orders. In 2018, net orders from our homebuilding operations increased 1% from 2017, reflecting a 5% increase in monthly net orders per community to 4.1, partly offset by a 4% decrease in our overall average community count. The combination of nearly flat net orders and a lower overall average selling price resulted in the value of our 2018 net orders decreasing 4% from 2017. The year-over-year decline in the overall net order value reflected a 16% decrease in our West Coast homebuilding reporting segment due to an 11% decline in the segment’s net orders and a 6% decline in the average selling price of those orders. Our other three homebuilding reporting segments posted year-over-year increases in net order value, particularly our Southeast homebuilding reporting segment, where net order value increased 30% from the previous year, reflecting 24% growth in net orders and a 5% increase in the average selling price of those orders. The increase in net orders from our Southeast homebuilding reporting segment was primarily due to the increase in the average community count for that segment, as further discussed below under “Community Count.” Our cancellation rate for 2018 showed improvement compared to the previous year.
Backlog. The number of homes in our backlog at November 30, 2018 decreased 7% from the previous year. The potential future housing revenues in our backlog at November 30, 2018 declined 14% year over year, reflecting fewer homes in our backlog and a 7% decrease in the average selling price of those homes. The lower backlog value reflected year-over-year decreases of 32% in our West Coast homebuilding reporting segment, 10% in our Central homebuilding reporting segment and 8% in our Southwest homebuilding reporting segment. These declines were partly offset by a 24% increase in our Southeast homebuilding reporting segment. Substantially all of the homes in our backlog at November 30, 2018 are expected to be delivered during the year ending November 30, 2019.
Community Count. Our average community count for 2018 declined 4% on a year-over-year basis, as decreases in our West Coast, Southwest and Central homebuilding reporting segments of 11%, 13%, and 2%, respectively, were partly offset by an increase of 10% in our Southeast homebuilding reporting segment. Our ending community count for 2018 increased 7% from 2017 due to increases of 14%, 3% and 24% in our West Coast, Southwest and Southeast homebuilding reporting segments, respectively, that were partly offset by a decrease of 2% in our Central homebuilding reporting segment. The higher ending community count reflected community openings in 2018 that resulted from our investments in land and land development, as well as the significant expansion of our Jacksonville, Florida operations in the 2018 third quarter through the acquisition of approximately 2,100 owned or controlled lots from a regional homebuilder.
We invested $1.89 billion in land and land development in 2018 to support home delivery and revenue growth in 2019 and beyond, as we continue to work on expanding the scale of our business primarily within our existing geographic footprint as part of our core business strategy. In 2017, such investments totaled $1.52 billion. Approximately 50% of our total investment in 2018 related to land acquisitions, compared to approximately 48% in 2017.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2018	2017	2016
Revenues:
Housing	$4,517,244	$4,335,205	$3,575,548
Land	16,551	21,060	7,395
Total	4,533,795	4,356,265	3,582,943
Costs and expenses:
Construction and land costs
Housing	(3,728,917)	(3,627,732)	(2,997,073)
Land	(15,003)	(18,736)	(44,028)
Total	(3,743,920)	(3,646,468)	(3,041,101)
Selling, general and administrative expenses	(444,154)	(426,394)	(389,441)
Total	(4,188,074)	(4,072,862)	(3,430,542)
Operating income	$345,721	$283,403	$152,401
Homes delivered	11,317	10,909	9,829
Average selling price	$399,200	$397,400	$363,800
Housing gross profit margin as a percentage of housing revenues	17.5%	16.3%	16.2%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	18.1%	16.9%	16.6%
Adjusted housing gross profit margin as a percentage of housing revenues	22.5%	21.8%	21.1%
Selling, general and administrative expense ratio	9.8%	9.8%	10.9%
Operating income as a percentage of homebuilding revenues	7.6%	6.5%	4.3%
The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Years Ended November 30,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2018	2017	2018	2017	2018	2017
West Coast	3,152	3,387	2,985	3,356	20%	17%
Southwest	2,301	1,837	2,139	2,121	17	22
Central	4,113	4,136	4,045	3,939	27	31
Southeast	1,751	1,549	1,845	1,484	21	24
Total	11,317	10,909	11,014	10,900	22%	24%

	Years Ended November 30,
	Net Order Value			Average Community Count
Segment	2018	2017	Variance	2018	2017	Variance
West Coast	$1,893,597	$2,263,443	(16)%	54	61	(11)%
Southwest	682,172	632,747	8	34	39	(13)
Central	1,169,397	1,160,378	1	91	93	(2)
Southeast	546,315	419,679	30	44	40	10
Total	$4,291,481	$4,476,247	(4)%	223	233	(4)%

	November 30,
	Backlog – Homes			Backlog – Value
Segment	2018	2017	Variance	2018	2017	Variance
West Coast	715	882	(19)%	$414,564	$606,109	(32)%
Southwest	926	1,088	(15)	302,614	327,517	(8)
Central	1,714	1,782	(4)	487,921	541,684	(10)
Southeast	753	659	14	229,269	184,821	24
Total	4,108	4,411	(7)%	$1,434,368	$1,660,131	(14)%
Revenues. Homebuilding revenues totaled $4.53 billion in 2018, up 4% from 2017, which had increased 22% from 2016. The year-over-year growth in 2018 reflected an increase in housing revenues that was partly offset by a decrease in land sale revenues. In 2017, homebuilding revenues grew from the previous year driven by increases in both housing and land sale revenues.
Housing revenues in 2018 rose 4% from the previous year, reflecting a 4% increase in the number of homes delivered as the overall average selling price of those homes remained relatively flat. In 2017, housing revenues grew 21% from 2016 due to an 11% increase in the number of homes delivered and a 9% increase in the overall average selling price of those homes. We delivered a total of 11,317 homes in 2018, up from 10,909 in 2017. This year-over-year increase primarily reflected a 1% rise in our net orders during the current year as our backlog at the beginning of the year was essentially even with the previous year. In 2017, the number of homes delivered grew from 9,829 in 2016 mainly as a result of the 11% higher backlog of homes we had at the beginning of 2017 and a 6% increase in our net orders during that year.
The overall average selling price of our homes delivered rose slightly to $399,200 in 2018 from $397,400 in 2017, which had increased from $363,800 in 2016. The year-over-year increases in our overall average selling price in 2018 and 2017 reflected our strategic focus on positioning our new home communities in attractive, land-constrained locations that feature higher-income homebuyers; higher median home selling prices; our actions to balance sales pace and selling prices within our communities to optimize revenues and profits; and generally favorable market conditions. In 2018, the modest increase in our overall average selling price reflected a shift in geographic mix during the 2018 second half, with a lower proportion of homes delivered from our West Coast homebuilding reporting segment, which has generally higher average selling prices than our other homebuilding reporting segments. In 2017, the increase in our overall average selling price was due to shifts in product and geographic mix.
Land sale revenues totaled $16.6 million in 2018, $21.1 million in 2017 and $7.4 million in 2016. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions. The year-over-year increase in land sale revenues in 2017 was partly due to our focus on improving our asset efficiency as part of our Returns-Focused Growth Plan.
Operating Income. Our homebuilding operating income increased 22% to $345.7 million in 2018 compared to $283.4 million in 2017, which had increased 86% from $152.4 million in 2016. As a percentage of homebuilding revenues, homebuilding operating income was 7.6% in 2018, 6.5% in 2017 and 4.3% in 2016. The year-over-year growth in homebuilding operating income for 2018 primarily reflected an increase in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. Our homebuilding operating income included total inventory-related charges of $29.0 million in 2018, compared to $25.2 million in the year-earlier period. Excluding inventory-related charges, our homebuilding operating income as a percentage of homebuilding revenues was 8.3% in 2018 and 7.1% in 2017. In 2017, the year-over-year increase in our homebuilding operating income reflected an increase in housing gross profits and improved land sale results that were partly offset by an increase in selling, general and administrative expenses.

In 2018, housing gross profits rose by $80.9 million, or 11%, to $788.3 million from $707.5 million in 2017, which had increased by $129.0 million, or 22%, from $578.5 million in the previous year. The year-over-year increases in 2018 and 2017 reflected the higher volume of homes delivered and an increase in the housing gross profit margin in each of those years. Housing gross profits for 2018 and 2017 included the respective inventory-related charges described above. In 2016, such charges totaled $16.2 million.
Our housing gross profit margin for 2018 improved to 17.5%, up 120 basis points from the previous year, primarily due to lower construction and land costs, net of increases in trade labor and material costs (approximately 110 basis points), and a decrease in the amortization of previously capitalized interest (approximately 50 basis points), partly offset by reduced operating leverage on fixed costs as a result of an increase in expenses to support new community openings that will drive our community expansion in 2019 (approximately 20 basis points) and an increase in sales incentives (approximately 20 basis points). In 2017, the housing gross profit margin improved by 10 basis points as compared to 16.2% in 2016, primarily due to lower construction and land costs (approximately 40 basis points), improved operating leverage on fixed costs as a result of our higher volume of homes delivered and corresponding higher housing revenues (approximately 20 basis points) and a decrease in sales incentives (approximately 10 basis points), partly offset by increases in both the amortization of previously capitalized interest (approximately 40 basis points) and inventory-related charges (approximately 20 basis points).
Excluding the amortization of previously capitalized interest associated with housing operations of $197.9 million, $210.5 million and $160.6 million in 2018, 2017 and 2016, respectively, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin increased 70 basis points to 22.5% in 2018 from 21.8% in 2017, which had increased 70 basis points from 21.1% in 2016. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Land sales generated profits of $1.5 million in 2018 and $2.3 million in 2017, compared to losses of $36.6 million in 2016. The land sale loss in 2016 included inventory impairment charges of $36.7 million, most of which were associated with our decision to monetize certain non-strategic land parcels through land sales as part of our Returns-Focused Growth Plan. In 2016, we also recorded inventory impairment charges associated with the wind down of our operations in the Metro Washington, D.C. market and the sales of our last remaining land parcels in the Rio Grande Valley area of Texas.
As discussed in Note 7 – Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, we recognized total inventory impairment charges (including those associated with the above-mentioned 2016 land sales) of $26.1 million in 2018, $20.6 million in 2017 and $49.6 million in 2016, and land option contract abandonment charges of $2.9 million in 2018, $4.6 million in 2017 and $3.2 million in 2016.
Selling, general and administrative expenses rose to $444.2 million in 2018 from $426.4 million in 2017, which had increased from $389.4 million in 2016. The year-over-year increases in selling, general and administrative expenses in 2018 and 2017 mainly reflected higher variable expenses associated with increases in the volume of homes delivered and corresponding housing revenues, as well as higher marketing expenses to support new community openings in 2018 and 2019. As a percentage of housing revenues, selling, general and administrative expenses were 9.8% in 2018 and 2017, and 10.9% in 2016. The percentages in both 2018 and 2017 were lower as compared to 2016 largely due to improved operating leverage on fixed costs from the increased volume of homes delivered and corresponding higher housing revenues in each of those years and our ongoing efforts to contain our overhead costs to the extent possible.
Interest Income. Interest income, which is generated from short-term investments, totaled $3.5 million in 2018, $1.2 million in 2017 and $.5 million in 2016. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during 2018 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period. As a result, we had no interest expense for 2018.
For the years ended November 30, 2017 and 2016, the average amount of our inventory qualifying for interest capitalization was lower than our average debt level. As a result, a portion of the interest we incurred for those periods was reflected as interest expense. In 2017, the amount of inventory qualifying for interest capitalization in relation to our debt level increased as compared to 2016, primarily due to our substantial investments in land and land development as well as the activation of land previously held for future development. Additionally, our debt level decreased significantly in 2017 primarily due to the repayment of senior notes during that year. For 2017, our interest expense, net of amounts capitalized, totaled $6.3 million, which had increased from $5.9 million in 2016. Our interest expense in 2017 included a charge of $5.7 million for the early extinguishment of debt associated with our optional redemption of $100.0 million in aggregate principal amount of our 9.10% senior notes due 2017 (“9.10% Senior Notes due 2017”). The redemption, which was completed on January 13, 2017 using internally generated cash, was a step toward reducing our debt as part of our Returns-Focused Growth Plan. Excluding the charge for the early extinguishment of debt, our interest expense in 2017 decreased from 2016 due to a slight decline in interest incurred and an increase in the percentage of interest capitalized, with nearly all of our interest capitalized in 2017, compared to 97% in 2016.
Interest incurred declined 16% to $149.7 million in 2018, which had decreased 4% to $177.2 million in 2017 from $185.5 million in 2016. Interest incurred in 2018 decreased from the previous year due to our lower average debt level. The lower average debt level in 2018 primarily reflected the repayment of $300.0 million in aggregate principal amount of our 7 1/4% senior notes due 2018 (“7 1/4% Senior Notes due 2018”) at their maturity using internally generated cash. Interest incurred in 2017 decreased from the previous year due to our lower average debt level, partly offset by the above-mentioned charge for the early extinguishment of debt. The lower average debt level in 2017 primarily reflected the above-mentioned optional redemption of $100.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017 and our repayment of the remaining $165.0 million in aggregate principal amount of the notes at their maturity on September 15, 2017 using internally generated funds. The amount of interest incurred generally fluctuates based on the average amount of debt outstanding for the period and/or the interest rate on that debt. We capitalized $149.7 million, $170.9 million and $179.6 million of the interest incurred in 2018, 2017 and 2016, respectively.
Interest amortized to construction and land costs associated with housing operations totaled $197.9 million in 2018, $210.5 million in 2017 and $160.6 million in 2016. The year-over-year decrease in interest amortized in 2018 mainly reflected the reduction in our interest incurred and the growth in our active inventory, which enabled us to allocate the lower level of interest over a larger population of owned lots. The increase in interest amortized in 2017 compared to 2016 reflected year-over-year increases in both the number of homes delivered and the overall construction and land costs attributable to those homes. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 4.4% for 2018, 4.9% for 2017 and 4.5% for 2016. Interest amortized to construction and land costs in 2018, 2017 and 2016 included $4.8 million, $4.9 million and $.7 million, respectively, of amortization of previously capitalized interest related to land sales that occurred during those years.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures totaled $2.1 million in 2018, compared to equity in loss of unconsolidated joint ventures of $1.4 million in 2017 and $2.2 million in 2016. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Non-GAAP Financial Measures
This report contains information about our adjusted housing gross profit margin, adjusted income tax expense, adjusted net income, adjusted diluted earnings per share, adjusted effective tax rate, and ratio of net debt to capital, none of which are calculated in accordance with generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because they are not calculated in accordance with GAAP, these non-GAAP financial measures may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Years Ended November 30,
	2018	2017	2016
Housing revenues	$4,517,244	$4,335,205	$3,575,548
Housing construction and land costs	(3,728,917)	(3,627,732)	(2,997,073)
Housing gross profits	788,327	707,473	578,475
Add: Inventory-related charges (a)	28,994	25,232	16,152
Housing gross profits excluding inventory-related charges	817,321	732,705	594,627
Add: Amortization of previously capitalized interest (b)	197,936	210,538	160,633
Adjusted housing gross profits	$1,015,257	$943,243	$755,260
Housing gross profit margin as a percentage of housing revenues	17.5%	16.3%	16.2%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	18.1%	16.9%	16.6%
Adjusted housing gross profit margin as a percentage of housing revenues	22.5%	21.8%	21.1%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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
Adjusted Income Tax Expense, Adjusted Net Income, Adjusted Diluted Earnings Per Share and Adjusted Effective Tax Rate. The following table reconciles our income tax expense, net income, diluted earnings per share and effective tax rate calculated in accordance with GAAP to the non-GAAP financial measures of adjusted income tax expense, adjusted net income, adjusted diluted earnings per share and adjusted effective tax rate, respectively (in thousands, except per share amounts):

	Years ended November 30,
	2018			2017	2016
	As Reported	TCJA Adjustment	As Adjusted	As Reported	As Reported
Total pretax income	$367,965	$—	$367,965	$289,995	$149,315
Income tax expense (a)	(197,600)	112,500	(85,100)	(109,400)	(43,700)
Net income	$170,365	$112,500	$282,865	$180,595	$105,615
Diluted earnings per share	$1.71		$2.82	$1.85	$1.12
Weighted average shares outstanding — diluted	101,059		101,059	98,316	96,278
Effective tax rate (a)	53.7%		23.1%	37.7%	29.3%

(a)
For the year ended November 30, 2018, income tax expense and adjusted income tax expense, as well as the related effective tax rate and adjusted effective tax rate, included the favorable impacts of the reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, $10.7 million of federal energy tax credits we earned from building energy efficient homes, a $2.1 million net benefit from a reduction in our deferred tax asset valuation allowance, and $1.0 million of excess tax benefits from stock-based compensation as a result of our adoption of Accounting Standards Update No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), effective December 1, 2017. For the years ended November 30, 2017 and 2016, income tax expense and the effective tax rate included the favorable impact of $4.9 million and $15.2 million, respectively, of federal energy tax credits.

Our adjusted income tax expense, adjusted net income, adjusted diluted earnings per share and adjusted effective tax rate are non-GAAP financial measures, which we calculate by excluding a non-cash charge of $112.5 million recorded in 2018 from our reported income tax expense, net income, diluted earnings per share and effective tax rate, respectively. This charge was primarily due to our accounting re-measurement of our deferred tax assets based on the above-noted reduction in the federal corporate income tax rate under the TCJA. The most directly comparable GAAP financial measures are our income tax expense, net income, diluted earnings per share and effective tax rate. We believe that these non-GAAP measures are meaningful to investors as they allow for an evaluation of our operating results without the impact of the TCJA-related charge.
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	November 30,
	2018	2017
Notes payable	$2,060,263	$2,324,845
Stockholders’ equity	2,087,500	1,926,311
Total capital	$4,147,763	$4,251,156
Ratio of debt to capital	49.7%	54.7%

Notes payable	$2,060,263	$2,324,845
Less: Cash and cash equivalents	(574,359)	(720,630)
Net debt	1,485,904	1,604,215
Stockholders’ equity	2,087,500	1,926,311
Total capital	$3,573,404	$3,530,526
Ratio of net debt to capital	41.6%	45.4%
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

West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2018	2017	2016	2018 vs 2017		2017 vs 2016
Revenues	$2,085,328	$2,186,411	$1,638,078	(5)%		33%
Construction and land costs	(1,720,776)	(1,835,504)	(1,386,270)	6		(32)
Selling, general and administrative expenses	(123,254)	(131,182)	(100,425)	6		(31)
Operating income	$241,298	$219,725	$151,383	10%		45%

Homes delivered	3,152	3,387	2,825	(7)%		20%
Average selling price	$661,500	$644,900	$579,900	3%		11%
Housing gross profit margin	17.5%	16.0%	15.4%	150	bps	60	bps
This segment’s revenues in 2018 and 2017 were generated from both housing operations and land sales. In 2016, this segment’s revenues were generated entirely from housing operations. Housing revenues of $2.09 billion in 2018 decreased 5% from $2.18 billion in 2017, which had increased from $1.64 billion in 2016. The year-over-year decline in housing revenues in 2018 was due to a decrease in the number of homes delivered, partially offset by an increase in the average selling price of those homes. The decline in the number of homes delivered was due to the lower number of homes in backlog at the beginning of 2018 and a lower volume of net orders during 2018 that was primarily attributable to our Northern California operations. The increase in the average selling price for 2018, compared to 2017, was due to a shift in product and geographic mix, our actions to balance home sales pace and selling prices within our communities to enhance their performance, and generally favorable market conditions. In 2017, housing revenues increased 33% from 2016, reflecting increases in both the number of homes delivered and the average selling price of those homes. The increase in the number of homes delivered primarily reflected the higher number of homes in backlog at the beginning of 2017 and a higher volume of net orders during 2017, and was attributable to both our Northern California and Southern California operations. The average selling price of homes delivered during 2017 rose from the previous year due to a shift in product and geographic mix and generally rising home prices. Land sale revenues, which totaled $.2 million in 2018 and $2.2 million in 2017, consisted of contingent consideration (profit participation revenues).
In 2018, this segment’s operating income increased by $21.6 million, or 10%, from the previous year, primarily reflecting growth in housing gross profits that was partly offset by lower land sale profits. The increase in housing gross profits primarily reflected a 150 basis point improvement in the housing gross profit margin, partly offset by a decrease in the number of homes delivered. The year-over-year growth in the housing gross profit margin mainly reflected the impact of our community-specific action plans, including strategic selling price increases calibrated with demand, a shift in product and geographic mix, with a higher proportion of homes delivered from newer, higher-margin communities, and a decrease in construction and land costs as a percentage of housing revenues, which were partly offset by an increase in land, trade labor and material costs. Inventory-related charges impacting the housing gross profit margin totaled $20.4 million in 2018, compared to $16.7 million in 2017. Land sales produced profits of $.2 million and $2.1 million in 2018 and 2017, respectively, primarily reflecting the above-mentioned contingent consideration realized during each year. Selling, general and administrative expenses for 2018 declined from the previous year, primarily due to lower variable expenses associated with the decreased volume of homes delivered and corresponding lower housing revenues, as well as legal recoveries and favorable legal settlements during the current year.
In 2017, this segment’s operating income increased by $68.3 million, or 45%, from 2016, primarily reflecting growth in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. Housing gross profits increased as a result of the higher volume of homes delivered and an increase in the housing gross profit margin. The year-over-year growth in the housing gross profit margin was mainly due to improved operating leverage from the increased volume of homes delivered and corresponding higher housing revenues and a shift in product and geographic mix, partly offset by higher construction and land costs, and an increase in the amortization of previously capitalized interest that was mainly due to longer-term development and/or extended construction time frames for certain communities. Inventory-related charges impacting the housing gross profit margin totaled $16.7 million in 2017, compared to $8.4 million in 2016, and were primarily associated with communities previously held for future development that were reactivated during 2017. Land sales produced profits of $2.1 million in 2017, primarily reflecting the above-mentioned contingent consideration realized during the year. In 2016, this segment recognized land sale losses of $.6 million. Selling, general and administrative expenses for 2017 rose from the previous year, primarily due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.

Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2018	2017	2016	2018 vs 2017		2017 vs 2016
Revenues	$707,075	$533,052	$447,473	33%		19%
Construction and land costs	(568,194)	(445,451)	(371,509)	(28)		(20)
Selling, general and administrative expenses	(50,897)	(42,329)	(35,786)	(20)		(18)
Operating income	$87,984	$45,272	$40,178	94%		13%

Homes delivered	2,301	1,837	1,559	25%		18%
Average selling price	$307,300	$290,200	$287,000	6%		1%
Housing gross profit margin	19.6%	16.4%	17.4%	320	bps	(100	)bps
In 2018, 2017 and 2016, this segment’s revenues were generated solely from housing operations. Housing revenues increased 33% in 2018 and 19% in 2017, each as compared to the corresponding previous year, reflecting substantial growth in the number of homes delivered and a higher average selling price of those homes. The year-over-year increases in the number of homes delivered both in 2018 and 2017 primarily reflected the higher backlog level at the beginning of each year as compared to the corresponding previous year, and was attributable to both our Arizona and Nevada operations. In 2018, the average selling price rose from 2017, primarily due to a shift in product and geographic mix and generally favorable market conditions.
This segment’s operating income in 2018 nearly doubled, increasing $42.7 million from 2017 due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected a higher number of homes delivered and a 320 basis point increase in the housing gross profit margin. The increase in the housing gross profit margin was largely due to a higher proportion of homes delivered from newer, higher-margin communities and reflected a decrease in construction and land costs as a percentage of housing revenues. Inventory-related charges impacting the housing gross profit margin totaled $.4 million in 2018, compared to $3.4 million in 2017. Selling, general and administrative expenses for 2018 increased from 2017, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues, partially offset by legal recoveries and favorable legal settlements.
In 2017, this segment’s operating income increased $5.1 million from 2016, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. The increase in housing gross profits reflected a higher number of homes delivered, partly offset by a year-over-year decline in the housing gross profit margin. The decrease in the housing gross profit margin reflected higher construction and land costs and a shift in product mix of homes delivered. Housing gross profits in 2017 included $3.4 million of inventory impairment charges, compared to $1.5 million of inventory impairment and land option contract abandonment charges in 2016. Land sale losses of $1.9 million in 2016 reflected inventory impairment charges related to land held for sale. Selling, general and administrative expenses for 2017 rose from the year-earlier period, mainly due to higher variable expenses associated with the increased volume of homes delivered and corresponding higher housing revenues.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2018	2017	2016	2018 vs 2017		2017 vs 2016
Revenues	$1,239,305	$1,188,839	$1,018,535	4%		17%
Construction and land costs	(1,010,674)	(963,202)	(830,368)	(5)		(16)
Selling, general and administrative expenses	(111,028)	(109,385)	(102,300)	(2)		(7)
Operating income	$117,603	$116,252	$85,867	1%		35%

Homes delivered	4,113	4,136	3,744	(1	) %	10%
Average selling price	$297,400	$284,800	$270,100	4%		5%
Housing gross profit margin	18.6%	19.2%	19.6%	(60	)bps	(40	)bps

In 2018, 2017 and 2016, revenues for this segment were generated from both housing operations and land sales. Housing revenues in 2018 rose 4% to $1.22 billion from $1.18 billion in 2017, primarily reflecting an increase in the average selling price of homes delivered, while the number of homes delivered was essentially flat. In 2017, housing revenues increased 16% from $1.01 billion in 2016 due to increases in both the number of homes delivered and the average selling prices of those homes. The year-over-year growth in the number of homes delivered in 2017 was attributable to both our Colorado and Texas operations. The year-over-year increases in the average selling prices for both 2018 and 2017 were mainly due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally favorable market conditions. Land sale revenues totaled $16.1 million in 2018, $11.0 million in 2017 and $7.3 million in 2016.
In 2018, this segment’s operating income increased $1.4 million from 2017, mainly due to an increase in housing gross profits and improved land sale results that were partly offset by an increase in selling, general and administrative expenses. Housing gross profits increased due to a higher average selling price, partly offset by a decline in the housing gross profit margin. The housing gross profit margin declined from the previous year primarily due to an increase in construction and land costs as a percentage of housing revenues as a result of higher land, trade labor and material costs, higher inventory-related charges, and a shift in product mix of homes delivered. Inventory-related charges impacting the housing gross profit margin totaled $2.6 million for 2018 and $.8 million for 2017. Land sales generated profits of $1.3 million in 2018, compared to losses of $.1 million in 2017. Selling, general and administrative expenses for 2018 increased from the prior year, primarily due to higher variable expenses associated with the increased housing revenues.
This segment’s operating income in 2017 increased $30.4 million from 2016, mainly due to growth in housing gross profits and a decrease in land sale losses, partly offset by an increase in selling, general and administrative expenses. The increase in housing gross profits reflected an increase in the number of homes delivered, partly offset by a lower housing gross profit margin. The housing gross profit margin declined from 2016 largely due to higher construction and land costs and a shift in product mix of homes delivered. Inventory-related charges impacting the housing gross profit margin totaled $.8 million for 2017 and $.5 million for 2016. Land sale losses totaled $.1 million in 2017, compared to $10.5 million in 2016.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2018	2017	2016	2018 vs 2017		2017 vs 2016
Revenues	$502,087	$447,963	$478,857	12%		(6)%
Construction and land costs	(437,522)	(396,026)	(446,539)	(10)		11
Selling, general and administrative expenses	(56,940)	(52,378)	(58,361)	(9)		10
Operating income (loss)	$7,625	$(441)	$(26,043)	(a)		98%

Homes delivered	1,751	1,549	1,701	13%		(9)%
Average selling price	$286,600	$284,100	$281,400	1%		1%
Housing gross profit margin	12.9%	11.7%	11.7%	120	bps	—

(a)	Percentage not meaningful
This segment’s revenues in 2018, 2017 and 2016 were comprised of revenues from both housing operations and land sales. Housing revenues in 2018 increased 14% to $501.9 million from $440.1 million in 2017, which declined 8% from $478.7 million in 2016. The year-over-year increase in housing revenues in 2018 reflected increases in both the number of homes delivered and the average selling price of those homes, and was attributable to our Florida operations. In 2017, the year-over year decline in housing revenues was due to a decrease in the number of homes delivered largely due to the wind down of our former Metro Washington, D.C. operations, partly offset by a slight increase in the average selling price of those homes. The 2017 average selling price increased slightly from the previous year primarily due to a greater proportion of homes delivered from higher-priced communities, a shift in product mix and generally rising home prices. This segment generated land sale revenues of $.2 million, $7.9 million and $.1 million in 2018, 2017 and 2016, respectively.
This segment’s operating income in 2018 improved by $8.1 million from an operating loss in 2017 due to an increase in housing gross profits, partly offset by an increase in selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected an increase in the number of homes delivered and a 120 basis point improvement in the housing gross profit margin. The housing gross profit margin improved primarily due to a decrease in overall construction and land costs as a percentage of housing revenues, partly offset by higher inventory-related charges. In 2018, inventory-related charges impacting the housing gross profit margin totaled $5.6 million, compared to $4.2 million in 2017. Land sales generated minimal profits in 2018, compared to profits of $.3 million in 2017. Selling, general and administrative expenses for 2018 increased from the previous year, primarily due to higher marketing costs from opening a greater number of new communities in the current year, the recent expansion of our Jacksonville, Florida operations and an increase in legal accruals. In addition, the prior-year included favorable legal recoveries.
This segment’s operating results in 2017 improved by $25.6 million from 2016, mainly due to improved land sale results and a decrease in selling, general and administrative expenses, partly offset by a decline in housing gross profits. The year-over-year decline in housing gross profits reflected a decrease in the number of homes delivered, as this segment’s housing gross profit margin remained even with 2016. The housing gross profit margin reflected a decrease in inventory-related charges that was offset by reduced operating leverage on fixed costs from the lower volume of homes delivered. In 2017, inventory-related charges impacting the housing gross profit margin totaled $4.2 million, compared to $5.8 million in 2016. Land sales generated profits of $.3 million in 2017, compared to losses of $23.6 million in 2016 which reflected inventory impairment charges associated with land held for sale, including two land parcels in the Metro Washington, D.C. market. Selling, general and administrative expenses for 2017 decreased from the previous year, primarily due to lower overhead costs as a result of our cost containment efforts, the wind down of our former Metro Washington, D.C. operations in 2016 and the lower volume of homes delivered.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Years Ended November 30,
	2018	2017	2016
Revenues	$13,207	$12,264	$11,703
Expenses	(3,844)	(3,430)	(3,817)
Equity in income (loss) of unconsolidated joint ventures	7,301	4,234	(3,420)
Pretax income	$16,664	$13,068	$4,466

Total originations (a):
Loans	5,659	2,485	3,320
Principal	$1,578,037	$688,763	$847,905
Percentage of homebuyers using KBHS/HCM	56%	25%	37%
Average FICO score	718	719	713

Loans sold (a):
Loans sold to Stearns/Nationstar	5,028	1,872	3,730
Principal	$1,419,140	$514,307	$966,155
Loans sold to other third parties	490	196	234
Principal	$120,815	$51,425	$47,936

Mortgage loan origination mix (a):
Conventional/non-conventional loans	56%	52%	43%
FHA loans	27%	31%	38%
Other government loans	17%	17%	19%

Loan type (a):
Fixed	99%	99%	100%
ARM	1%	1%	—%

(a)
Loan originations and sales in 2018 and 2017 occurred within KBHS. In 2016, loan originations and sales occurred within Home Community Mortgage, LLC (“HCM”), an unconsolidated joint venture we formed with Nationstar Mortgage LLC (“Nationstar”).

Revenues. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. The year-over-year growth in our financial services revenues for 2018 and 2017 reflected increases in both insurance commissions and title services revenues.
Expenses. General and administrative expenses totaled $3.8 million in 2018, $3.4 million in 2017 and $3.8 million in 2016.
Equity in Income (Loss) of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $7.3 million in 2018 and $4.2 million in 2017, compared to equity in loss of unconsolidated joint ventures of $3.4 million in 2016. The year-over-year increase in 2018 reflected the first full year of operations from KBHS. The year-over-year change for 2017 primarily reflected the commencement of KBHS’ operations during that year, as described below, and the wind down of HCM in the latter part of 2016. The equity in loss of unconsolidated joint ventures for the year ended November 30, 2016 was solely related to HCM’s operations and reflected fewer loan originations and higher overhead costs as well as the wind down of HCM, and included an increase in HCM’s reserves for potential future losses on certain loans it originated. While we believe we will not need to record any additional charges, it is reasonably possible that we may incur further losses with respect to our equity interest in future periods as the wind down of HCM is completed. Although we are currently unable to estimate the amount or range of such losses, if any, we believe they would not have a material impact on our consolidated financial statements.
In 2016, we and Stearns formed KBHS, an unconsolidated mortgage banking joint venture, to offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns each have a 50.0% ownership interest, with Stearns providing management oversight of KBHS’ operations. KBHS was operational in all of our served markets as of June 2017. KBHS did not have an impact on our consolidated statement of operations for the year ended November 30, 2016.
Based on the number of homes delivered in 2018 and 2017, approximately 56% and 25%, respectively, of our homebuyers who obtained mortgage financing used KBHS to finance the purchase of their home, compared to approximately 37% that used HCM in 2016. The 2017 percentage reflected the fact that KBHS was operational for only a portion of the year.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	Years Ended November 30,
	2018	2017	2016
Income tax expense	$197,600	$109,400	$43,700
Effective income tax rate	53.7%	37.7%	29.3%
Our income tax expense and effective tax rate for 2018 included a non-cash charge of $112.5 million for TCJA-related impacts, as discussed in Note 12 – Income Taxes in the Notes to Consolidated Financial Statements in this report; the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $10.7 million that we earned from building energy efficient homes; a $2.1 million net tax benefit from a reduction in our state deferred tax asset valuation allowance; and excess tax benefits of $1.0 million due to our adoption of ASU 2016-09, as further described in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report. The TCJA requires us to use a blended federal tax rate for our 2018 fiscal year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, our 2018 federal statutory tax rate was reduced to approximately 22% from 35% in 2017. The federal energy tax credits for the year ended November 30, 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
Our income tax expense and effective tax rates for 2017 and 2016 reflected the favorable net impact of $4.9 million and $15.2 million, respectively, of federal energy tax credits we earned from building energy-efficient homes through December 31, 2016.
Excluding the above-mentioned charge of $112.5 million for TCJA-related impacts, our adjusted income tax expense and adjusted effective tax rate for 2018 were $85.1 million and 23.1%, respectively. The calculations of adjusted income tax expense and adjusted effective tax rate are described above under “Non-GAAP Financial Measures.” Without the above-mentioned federal energy tax credits, excess stock-based compensation tax benefits and the net tax benefit from a reduction in our state deferred tax valuation allowance, our adjusted effective tax rate for 2018 would have approximated 27%.
As a result of adopting ASU 2016-09 effective December 1, 2017, we expect volatility in our income tax expense in future periods, the magnitude of which will depend on, among other factors, the price of our common stock and the timing and volume of stock-based compensation award activity, such as employee exercises of stock options and the vesting of restricted stock awards and performance-based restricted stock units (each, a “PSU”).

At November 30, 2018 and 2017, we had deferred tax assets of $465.4 million and $657.2 million, respectively, that were partly offset by valuation allowances in each year of $23.6 million. The deferred tax asset valuation allowances at November 30, 2018 and 2017 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates.
We evaluated our deferred tax assets as of November 30, 2018 and 2017 to determine whether any adjustment to our deferred tax asset valuation allowance was necessary. We determined that most of our deferred tax assets as of November 30, 2018 and 2017 would be realized. In 2018, we established a federal deferred tax asset valuation allowance of $3.3 million due to the sequestration of refundable AMT credits, which was offset by a reduction of $3.3 million in our state deferred tax asset valuation allowance primarily to account for state NOLs that met the “more likely than not” standard or have expired. The net tax benefit related to the reduction in the state deferred tax asset valuation allowance was $2.1 million. In 2017, we reduced our valuation allowance by $1.2 million primarily to account for state NOLs that met the “more likely than not” standard.
For each of the years ended November 30, 2018, 2017 and 2016, the amount of cash income taxes we paid was substantially less than our income tax expense primarily due to the utilization of our deferred tax assets to reduce taxable income. We anticipate this will continue for the next several years due to the sizable deferred tax assets remaining as of November 30, 2018.
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
Our investments in land and land development totaled $1.89 billion in 2018, $1.52 billion in 2017 and $1.36 billion in 2016. Approximately 50% of our total investments in 2018 related to land acquisitions, compared to approximately 48% in 2017 and approximately 46% in 2016. While we made strategic investments in land and land development in each of our homebuilding reporting segments in each of these years, approximately 56% in 2018, 62% in 2017 and 64% in 2016, were made in our West Coast homebuilding reporting segment. In the 2018 third quarter, we significantly expanded our existing Jacksonville, Florida operations by acquiring approximately 2,100 owned or controlled lots from a regional homebuilder, and entered the attractive Seattle, Washington market. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in 2019 and beyond.
The following table presents the number of lots and carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	November 30, 2018		November 30, 2017		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	12,680	$1,727,993	11,343	$1,595,588	1,337	$132,405
Southwest	9,815	598,374	9,085	551,387	730	46,987
Central	22,237	865,184	19,061	768,232	3,176	96,952
Southeast	8,895	391,288	6,882	348,179	2,013	43,109
Total	53,627	$3,582,839	46,371	$3,263,386	7,256	$319,453

The carrying value of lots owned or controlled under land option contracts and other similar contracts at November 30, 2018 increased from November 30, 2017 primarily due to the investments in land and land development we made during 2018, and an increase in the number of homes under construction. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 26% at November 30, 2018 and 25% at November 30, 2017. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
We ended our 2018 fiscal year with $574.4 million of cash and cash equivalents, compared to $720.6 million at November 30, 2017. The majority of our cash and cash equivalents at November 30, 2018 and 2017 was invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	November 30,
	2018	2017	Variance
Mortgages and land contracts due to land sellers and other loans	$40,038	$10,203	$29,835
Senior notes	1,790,437	2,086,070	(295,633)
Convertible senior notes	229,788	228,572	1,216
Total	$2,060,263	$2,324,845	$(264,582)
Our financial leverage, as measured by the ratio of debt to capital, was 49.7% at November 30, 2018, compared to 54.7% at November 30, 2017. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at November 30, 2018 improved to 41.6%, compared to 45.4% at November 30, 2017. At each of these dates, our net debt to capital ratio was within the then-applicable target range under our Returns-Focused Growth Plan. In the 2018 fourth quarter, we lowered our net debt to capital ratio target under our Returns-Focused Plan to a range of 35% to 45% from the original target range of 40% to 50%.
LOC Facility. We had no letters of credit outstanding under the LOC Facility at November 30, 2018 or 2017.
Unsecured Revolving Credit Facility. We have a $500.0 million Credit Facility that will mature on July 27, 2021. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2018, we had no cash borrowings and $28.0 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 13 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility represent the most restrictive provisions that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of November 30, 2018:

Financial Covenants and Other Requirements	Covenant Requirement			Actual
Consolidated tangible net worth	>	$1.45	billion	$2.09	billion
Leverage Ratio	<	.650		.497
Interest Coverage Ratio (a)	>	1.500		4.140
Minimum liquidity (a)	>	$145.4	million	$574.4	million
Investments in joint ventures and non-guarantor subsidiaries	<	$522.3	million	$129.6	million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a		$945.6	million

(a)
Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of November 30, 2018, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of dividends (other than common stock dividends) if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2018, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $40.0 million, secured primarily by the underlying property, which had an aggregate carrying value of $132.6 million.

Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	November 30,
	2018	2017
Total cash and cash equivalents	$574,359	$720,630
Credit Facility commitment	500,000	500,000
Letters of credit outstanding under the Credit Facility	(28,010)	(37,645)
Credit Facility availability	471,990	462,355
Total liquidity	$1,046,349	$1,182,985

Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In January 2018, Standard and Poor’s Financial Services upgraded our rating to BB- from B+, and revised the rating outlook to stable from positive. In May 2018, Moody’s Investor Services affirmed our corporate B1 credit rating, and upgraded the rating outlook to positive from stable. In August 2018, Fitch Ratings upgraded our rating to BB- from B+, and revised the rating outlook to stable from positive.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Years Ended November 30,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$221,512	$513,219	$188,655
Investing activities	(20,107)	(15,744)	(6,079)
Financing activities	(347,147)	(369,614)	(149,917)
Net increase (decrease) in cash and cash equivalents	$(145,742)	$127,861	$32,659
Operating Activities. Operating activities provided net cash of $221.5 million in 2018, $513.2 million in 2017, and $188.7 million in 2016. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.
Net cash provided by operating activities in 2018 primarily reflected net income of $170.4 million adjusted for various non-cash items, including a net decrease of $191.8 million in our deferred tax assets, and a net increase in accounts payable, accrued expenses and other liabilities of $126.7 million, partly offset by a net increase in inventories of $270.1 million and a net increase in receivables of $49.8 million. Net cash provided by operating activities in 2017 mainly reflected net income of $180.6 million, a net decrease in inventories of $126.1 million, and a net increase in accounts payable, accrued expenses and other liabilities of $66.6 million, partly offset by a net increase in receivables of $12.5 million. In 2016, our net cash provided by operating activities largely reflected net income of $105.6 million, a net increase in accounts payable, accrued expenses and other liabilities of $32.7 million, and a net decrease in receivables of $19.0 million, partly offset by net cash of $98.3 million used for investments in inventories.
Investing Activities. Investing activities used net cash of $20.1 million in 2018, $15.7 million in 2017 and $6.1 million in 2016. Our uses of cash in 2018 included $22.7 million for contributions to unconsolidated joint ventures and $7.4 million for net purchases of property and equipment. These uses of cash were partially offset by a $9.9 million return of investments in unconsolidated joint ventures. In 2017, the net cash used in investing activities included $18.7 million for contributions to unconsolidated joint ventures and $8.1 million for net purchases of property and equipment. These uses of cash were partially offset by an $11.0 million return of investments in unconsolidated joint ventures. In 2016, the net cash used in investing activities included $5.6 million for contributions to unconsolidated joint ventures and $4.8 million for net purchases of property and equipment, which were largely offset by a $4.3 million return of investments in unconsolidated joint ventures.
Financing Activities. Financing activities used net cash of $347.1 million in 2018, $369.6 million in 2017 and $149.9 million in 2016. In 2018, net cash was used for our repayment of $300.0 million in aggregate principal amount of our 7 1/4% Senior Notes due 2018, repurchases of shares of our common stock at a total cost of $35.0 million, payments on mortgages and land contracts due to land sellers and other loans of $14.8 million, dividend payments on our common stock of $8.9 million, and tax payments associated with stock-based compensation awards of $8.5 million. The cash used was partly offset by $20.0 million of issuances of common stock under employee stock plans.

In 2017, net cash was used for the repayment of $265.0 million in aggregate principal amount of the 9.10% Senior Notes due 2017, payments on mortgages and land contracts due to land sellers and other loans of $106.4 million, dividend payments on our common stock of $8.6 million, tax payments associated with stock-based compensation awards of $6.7 million, and the payment of $1.7 million of debt issuance costs in connection with amending the Credit Facility. The cash used was partly offset by $23.2 million of issuances of common stock under employee stock plans. In 2016, cash was used for repurchases of shares of our common stock at a total cost of $85.9 million, payments on mortgages and land contracts due to land sellers and other loans of $67.8 million, dividend payments on our common stock of $8.6 million, and tax payments associated with stock-based compensation awards of $2.4 million. The cash used was partly offset by a decrease of $9.3 million in our restricted cash balance and $5.3 million of issuances of common stock under employee stock plans.
Our board of directors declared four quarterly cash dividends of $.025 per share of common stock in 2018, 2017 and 2016. Cash dividends declared and paid during each of the years ended November 30, 2018, 2017 and 2016 totaled $.10 per share of common stock. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Share Repurchase Program. In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 4,000,000 shares that remained under a prior board-approved share repurchase program. In 2016, we repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. On May 14, 2018, our board of directors reaffirmed the remainder of the 2016 authorization and approved and authorized the repurchase of 2,373,000 additional shares of our outstanding common stock, for a total of up to 4,000,000 shares authorized for repurchase. The amount and timing of shares purchased under this 4,000,000 share repurchase program are subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by the board of directors. In 2018, we repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. We did not repurchase any of our common stock under this program in 2017.
Unrelated to the common stock repurchase program, as further discussed in Note 17 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, our board of directors authorized in 2014 the repurchase of no more than 680,000 shares of our outstanding common stock solely as necessary for director compensation elections with respect to settling outstanding stock appreciation rights awards (“Director Plan SARs”) granted under our Non-Employee Directors Compensation Plan (“Director Plan”). As of November 30, 2018, we have not repurchased any shares pursuant to the board of directors authorization.
We believe we have adequate capital resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire assets and land, to use and/or develop acquired assets and land, to construct homes, to finance our financial services operations and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return standards, in 2019, we may use or redeploy our cash resources or cash borrowings under the Credit Facility to support other business purposes that are aligned with our primary strategic growth goals. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding common stock. They may also include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, as well as potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land and land development investment targets, to complete strategic transactions and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. The amounts involved in these transactions, if any, may be material. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.

OFF-BALANCE SHEET ARRANGEMENTS
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $150.2 million at November 30, 2018 and $168.8 million at November 30, 2017. Our investments in unconsolidated joint ventures totaled $62.0 million at November 30, 2018 and $64.8 million at November 30, 2017. As of November 30, 2017, two of our unconsolidated joint ventures had outstanding secured debt totaling $20.0 million under separate construction loan agreements with different third-party lenders to finance their respective land development activities, with the outstanding debt secured by the corresponding underlying property and related project assets and non-recourse to us. The secured debt of one of these unconsolidated joint ventures was repaid in August 2018 upon maturity. At November 30, 2018, only one of our unconsolidated joint ventures had outstanding secured debt of $18.0 million, all of which is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2018 or 2017. While we and our partner in the unconsolidated joint venture that has the outstanding construction loan agreement at November 30, 2018 provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at November 30, 2018 and 2017 was a VIE, but we were not the primary beneficiary of this VIE. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At November 30, 2018, we had total cash deposits of $53.8 million to purchase land having an aggregate purchase price of $1.37 billion. At November 30, 2017, we had total cash deposits of $64.7 million to purchase land having an aggregate purchase price of $1.09 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at November 30, 2018, we estimate the remaining purchase price to be paid would be as follows: 2019 – $737.4 million; 2020 – $241.0 million; 2021 – $197.3 million; 2022 – $37.6 million; 2023 – $36.4 million; and thereafter – $67.7 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $46.9 million at November 30, 2018 and $26.8 million at November 30, 2017. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of November 30, 2018 and 2017 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluated our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $21.8 million at November 30, 2018 and $5.7 million at November 30, 2017, as further discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents our future cash requirements under contractual obligations as of November 30, 2018 (in millions):

	Payments due by Period
	Total	2019	2020-2021	2022-2023	Thereafter
Contractual obligations:
Long-term debt	$2,070.0	$670.0	$350.0	$1,050.0	$—
Interest	359.2	117.6	171.0	70.6	—
Inventory-related obligations (a)	40.9	22.6	1.6	1.8	14.9
Operating lease obligations	28.9	8.7	10.7	5.2	4.3
Purchase obligation (b)	16.9	14.5	2.4	—	—
Total	$2,515.9	$833.4	$535.7	$1,127.6	$19.2

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

As discussed in Note 15 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $689.3 million of performance bonds and $28.0 million of letters of credit outstanding at November 30, 2018. At November 30, 2017, we had $606.7 million of performance bonds and $37.6 million of letters of credit outstanding.
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
The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2018	2017	2016
Inventory impairments:
Number of communities or land parcels evaluated for recoverability (a)	57	51	68
Carrying value of communities or land parcels evaluated for recoverability (a)	$356,100	$456,875	$423,122

Number of communities or land parcels written down to fair value	13	10	30
Pre-impairment carrying value of communities or land parcels written down to fair value	$70,156	$58,962	$89,097
Inventory impairment charges	(26,104)	(20,605)	(49,580)
Post-impairment fair value	$44,052	$38,357	$39,517

Land option contract abandonments:
Number of lots abandoned	1,427	710	744
Land option contract abandonment charges	$2,890	$4,627	$3,232

(a)
As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during the years ended November 30, 2018, 2017 and 2016 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period are counted only once for each applicable year. In 2018 and 2017, the inventory impairment charges reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development. In 2016, the number and carrying value of communities evaluated for impairment were higher than they were in 2018 and 2017 reflecting our decisions to make changes in our operational strategies for specific communities or land parcels, including the wind down of our former Metro Washington, D.C. operations as well as the activation of communities previously held for future development, aimed at more quickly monetizing our investment in those inventories.

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
We record an inventory impairment charge on a community or land parcel that is active or held for future development when indicators of potential impairment exist and the carrying value of the real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily determined based on the estimated future net cash flows discounted for inherent risk associated with each such asset, or other valuation techniques. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected real estate asset and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and volume of homes delivered. The discount rates used in our estimated discounted cash flows ranged from 17% - 19% in 2018, 17% - 18% in 2017, and 17% - 20% during 2016. The discount rates we used were impacted by one or more of the following at the time the calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located.
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
As of November 30, 2018, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $156.1 million, representing 22 communities and various other land parcels. As of November 30, 2017, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $177.8 million, representing 24 communities and various other land parcels.
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
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2018 within five years. The following table presents as of November 30, 2018 and 2017, respectively, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
2018	$1,968.7	55%	$1,304.4	36%	$271.0	8%	$38.7	1%	$3,582.8
2017	1,794.7	55	1,226.1	38	138.4	4	104.2	3	3,263.4

The inventory balances in the 0-2 years and 3-5 years categories were located throughout all of our homebuilding reporting segments, though mostly in our West Coast and Central homebuilding reporting segments. These categories collectively represented 91% of our total inventories as of November 30, 2018, compared to 93% as of November 30, 2017. The inventory balances in the 6-10 years and greater than 10 years categories were primarily located in our West Coast, Southwest and Central homebuilding reporting segments, and together totaled $309.7 million at November 30, 2018, compared to $242.6 million at November 30, 2017. The year-over-year increase was primarily related to the purchase of multi-phase communities with large land positions mainly located in our Southwest and Central homebuilding reporting segments, partly offset by our decisions to monetize certain non-strategic land parcels through land sales and to accelerate the overall timing for selling, building and delivering homes through community reactivations. The inventories in the 6-10 years and greater than 10 years categories were generally comprised of land held for future development and active, multi-phase communities with large remaining land positions.
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
We believe that the carrying value of our inventory balance as of November 30, 2018 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
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
The amount of our self-insurance liability is based on an analysis performed by a third-party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim may be made, and the ultimate resolution of any such construction defect claim. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported. Therefore, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. In 2017, we recorded an adjustment for a change in estimate to increase our self-insurance liability based on an actuarially determined estimate that we believed had a higher probability of being adequate to cover future payments associated with unresolved claims, including claims incurred but not yet reported. This adjustment is included in selling, general and administrative expenses.
The projection of losses related to these liabilities requires the use of actuarial assumptions. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. A 10% increase in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in increases of approximately $30.4 million in our liability and approximately $19.3 million in our receivable as of November 30, 2018, and additional expense of approximately $11.1 million for 2018. A 10% decrease in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in decreases of approximately $27.9 million in our liability and approximately $11.3 million in our receivable as of November 30, 2018, and a reduction to expense of approximately $16.6 million for 2018.
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
OUTLOOK
We believe long-term housing market fundamentals remain healthy, including robust employment, a generally favorable economic environment and a relatively constrained supply of homes available for sale. To address consumers’ heightened affordability concerns, we implemented targeted product refinements in the last several months of 2018 to more efficiently move with demand, including featuring homes with smaller square footages that offer comparable room count and livability, while retaining an attractive array of high-frequency products for our customers. We believe our highly customer-centric, Built-to-Order approach to homebuilding and operational capabilities will enable us to effectively adapt to evolving buyer preferences and needs and, together with an expected year-over-year increase in community count, help drive our business in 2019, subject to market conditions, as discussed below.
In 2019, we also intend to continue to execute on our Returns-Focused Growth Plan, which is described in Item 1 –Business in this report. We believe that doing so will enable us to generate cash flows that we can deploy in a targeted fashion to support our business and enhance our return on invested capital, as well as manage our debt, with the principal aim of driving long-term stockholder value. Our present 2019 first quarter outlook, which reflects the anticipated impacts from the adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” as described in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, is as follows:

•
We expect to generate housing revenues in the range of $800 million to $860 million, a decrease from $866.5 million in 2018, and anticipate our average selling price to be in the range of $375,000 to $385,000, representing a decrease in the range of 1% to 4% as compared to the year-earlier period.

•	We expect our housing gross profit margin, excluding inventory-related charges, to range from 16.6% to 17.2%.

•	We expect our selling, general and administrative expense ratio to be in the range of 12.7% to 13.5%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to range from 3.4% to 4.4%.

•	We expect our effective tax rate will be approximately 27%.

•	We expect our average community count to be up approximately 6% to 10% from the 2018 first quarter.
We believe we are well positioned for 2019 due to, among other things, our planned new home community openings, community reactivations and investments in land and land development and current positive economic and demographic trends, to varying degrees, in many of our served markets, and that we will be able to grow our average community count in the range of 10% to 15% for the 2019 full year. We are also targeting a minimum of $200 million in debt reduction. However, in the latter part of 2018, the homebuilding industry and our business saw a distinct tempering of homebuyer demand largely driven by several years of home price appreciation coupled with rising mortgage interest rates. In turn, the decrease in demand has increased new home inventories. In addition, the industry is experiencing labor constraints and volatile raw material prices, exacerbated by U.S. trade policies, including the imposition of tariffs and duties on homebuilding materials and products. If these demand, inventory and costs trends continue for an extended period, or worsen in 2019, our business would be negatively impacted and we may not be able to achieve some or all of our 2019 targets under our Returns-Focused Growth Plan. In this regard, we believe the strength of the spring selling season will be an important factor for our overall performance for the year and with respect to our plan.
As such, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regards to housing and mortgage loan financing policies), among other factors. In addition, in light of current market conditions, our outlook and guidance as to our potential 2019 financial and operational results provided prior to the end of our 2018 fiscal year, including in our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2018 and in conjunction with our investor presentation on November 14, 2018, no longer apply.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the following:

•	general economic, employment and business conditions;

•	population growth, household formations and demographic trends;

•	conditions in the capital, credit and financial markets;

•	our ability to access external financing sources and raise capital through the issuance of common stock, debt or other securities, and/or project financing, on favorable terms;

•	the execution of any share repurchases pursuant to our board of directors’ authorization;

•	material and trade costs and availability;

•	changes in interest rates;

•	our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;

•	our compliance with the terms of the Credit Facility;

•	volatility in the market price of our common stock;

•	weak or declining consumer confidence, either generally or specifically with respect to purchasing homes;

•	competition from other sellers of new and resale homes;

•	weather events, significant natural disasters and other climate and environmental factors;

•	the present failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations, and financial markets’ and businesses’ reactions to that failure;

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
The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of November 30, 2018 and 2017 (dollars in thousands):

	As of November 30, 2018 and for the Years Ending November 30,							Fair Value at November 30, 2018
	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt
Fixed Rate	$630,000	$350,000	$—	$800,000	$250,000	$—	$2,030,000	$2,082,863
Weighted Average Effective Interest Rate	3.9%	8.5%	—%	7.4%	7.8%	—%	6.6%

	As of November 30, 2017 and for the Years Ending November 30,							Fair Value at November 30, 2017
	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt
Fixed Rate	$300,000	$630,000	$350,000	$—	$800,000	$250,000	$2,330,000	$2,570,550
Weighted Average Effective Interest Rate	7.3%	3.9%	8.5%	—%	7.4%	7.8%	6.7%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2018	2017	2016
Total revenues	$4,547,002	$4,368,529	$3,594,646
Homebuilding:
Revenues	$4,533,795	$4,356,265	$3,582,943
Construction and land costs	(3,743,920)	(3,646,468)	(3,041,101)
Selling, general and administrative expenses	(444,154)	(426,394)	(389,441)
Operating income	345,721	283,403	152,401
Interest income	3,514	1,240	529
Interest expense	—	(6,307)	(5,900)
Equity in income (loss) of unconsolidated joint ventures	2,066	(1,409)	(2,181)
Homebuilding pretax income	351,301	276,927	144,849
Financial services:
Revenues	13,207	12,264	11,703
Expenses	(3,844)	(3,430)	(3,817)
Equity in income (loss) of unconsolidated joint ventures	7,301	4,234	(3,420)
Financial services pretax income	16,664	13,068	4,466
Total pretax income	367,965	289,995	149,315
Income tax expense	(197,600)	(109,400)	(43,700)
Net income	$170,365	$180,595	$105,615
Earnings per share:
Basic	$1.93	$2.09	$1.23
Diluted	$1.71	$1.85	$1.12
Weighted average shares outstanding:
Basic	87,773	85,842	85,706
Diluted	101,059	98,316	96,278
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended November 30,
	2018	2017	2016
Net income	$170,365	$180,595	$105,615
Other comprehensive income (loss):
Postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the period	8,216	(3,143)	468
Amortization of net actuarial loss	336	142	79
Amortization of prior service cost	1,556	1,556	1,556
Other comprehensive income (loss) before tax	10,108	(1,445)	2,103
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2,749)	578	(841)
Other comprehensive income (loss), net of tax	7,359	(867)	1,262
Comprehensive income	$177,724	$179,728	$106,877
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2018	2017
Assets
Homebuilding:
Cash and cash equivalents	$574,359	$720,630
Receivables	292,830	244,213
Inventories	3,582,839	3,263,386
Investments in unconsolidated joint ventures	61,960	64,794
Deferred tax assets, net	441,820	633,637
Other assets	107,383	102,498
	5,061,191	5,029,158
Financial services	12,380	12,357
Total assets	$5,073,571	$5,041,515

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$258,045	$213,463
Accrued expenses and other liabilities	666,268	575,930
Notes payable	2,060,263	2,324,845
	2,984,576	3,114,238
Financial services	1,495	966
Stockholders’ equity:
Preferred stock — $1.00 par value; 10,000,000 shares authorized; none issued	—	—
Common stock — $1.00 par value; 290,000,000 shares authorized at November 30, 2018 and 2017; 119,195,914 and 117,945,525 shares issued at November 30, 2018 and 2017, respectively	119,196	117,946
Paid-in capital	753,570	727,483
Retained earnings	1,897,168	1,735,695
Accumulated other comprehensive loss	(9,565)	(16,924)
Grantor stock ownership trust, at cost: 8,157,235 and 8,897,954 shares at November 30, 2018 and 2017, respectively	(88,472)	(96,509)
Treasury stock, at cost: 24,113,487 and 22,021,062 shares at November 30, 2018 and 2017, respectively	(584,397)	(541,380)
Total stockholders’ equity	2,087,500	1,926,311
Total liabilities and stockholders’ equity	$5,073,571	$5,041,515
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2018, 2017 and 2016
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2015	115,548	(10,136)	(13,137)	$115,548	$682,871	$1,466,713	$(17,319)	$(109,936)	$(447,043)	$1,690,834
Net income	—	—	—	—	—	105,615	—	—	—	105,615
Other comprehensive income, net of tax	—	—	—	—	—	—	1,262	—	—	1,262
Dividends on common stock	—	—	—	—	—	(8,586)	—	—	—	(8,586)
Employee stock options/other	552	—	—	552	4,977	—	—	—	—	5,529
Stock awards	124	704	—	124	(7,760)	—	—	7,636	—	—
Stock-based compensation	—	—	—	—	16,850	—	—	—	—	16,850
Stock repurchases	—	—	(8,373)	—	—	—	—	—	(85,938)	(85,938)
Tax payments associated with stock-based compensation awards	—	—	(210)	—	—	—	—	—	(2,421)	(2,421)
Balance at November 30, 2016	116,224	(9,432)	(21,720)	116,224	696,938	1,563,742	(16,057)	(102,300)	(535,402)	1,723,145
Net income	—	—	—	—	—	180,595	—	—	—	180,595
Other comprehensive loss, net of tax	—	—	—	—	—	—	(867)	—	—	(867)
Dividends on common stock	—	—	—	—	—	(8,642)	—	—	—	(8,642)
Employee stock options/other	1,652	—	—	1,652	22,468	—	—	—	—	24,120
Stock awards	70	534	28	70	(6,556)	—	—	5,791	695	—
Stock-based compensation	—	—	—	—	14,633	—	—	—	—	14,633
Tax payments associated with stock-based compensation awards	—	—	(329)	—	—	—	—	—	(6,673)	(6,673)
Balance at November 30, 2017	117,946	(8,898)	(22,021)	117,946	727,483	1,735,695	(16,924)	(96,509)	(541,380)	1,926,311
Net income	—	—	—	—	—	170,365	—	—	—	170,365
Other comprehensive income, net of tax	—	—	—	—	—	—	7,359	—	—	7,359
Dividends on common stock	—	—	—	—	—	(8,892)	—	—	—	(8,892)
Employee stock options/other	1,196	—	—	1,196	18,815	—	—	—	—	20,011
Stock awards	54	741	48	54	(8,589)	—	—	8,037	498	—
Stock-based compensation	—	—	—	—	15,861	—	—	—	—	15,861
Stock repurchases	—	—	(1,806)	—	—	—	—	—	(35,039)	(35,039)
Tax payments associated with stock-based compensation awards	—	—	(334)	—	—	—	—	—	(8,476)	(8,476)
Balance at November 30, 2018	119,196	(8,157)	(24,113)	$119,196	$753,570	$1,897,168	$(9,565)	$(88,472)	$(584,397)	$2,087,500
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2018	2017	2016
Cash flows from operating activities:
Net income	$170,365	$180,595	$105,615
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of unconsolidated joint ventures	(9,367)	(2,825)	5,601
Distributions of earnings from unconsolidated joint ventures	9,047	—	—
Amortization of discounts and issuance costs	6,232	6,573	7,576
Depreciation and amortization	2,530	2,791	3,637
Deferred income taxes	191,817	105,348	43,211
Loss on early extinguishment of debt	—	5,685	—
Excess tax benefits from stock-based compensation	—	(958)	(186)
Stock-based compensation	15,861	14,633	16,850
Inventory impairments and land option contract abandonments	28,994	25,232	52,812
Changes in assets and liabilities:
Receivables	(49,778)	(12,508)	18,965
Inventories	(270,126)	126,085	(98,321)
Accounts payable, accrued expenses and other liabilities	126,710	66,594	32,723
Other, net	(773)	(4,026)	172
Net cash provided by operating activities	221,512	513,219	188,655
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(22,671)	(18,694)	(5,602)
Return of investments in unconsolidated joint ventures	9,934	11,035	4,307
Purchases of property and equipment, net	(7,370)	(8,085)	(4,784)
Net cash used in investing activities	(20,107)	(15,744)	(6,079)
Cash flows from financing activities:
Change in restricted cash	—	—	9,344
Repayment of senior notes	(300,000)	(270,326)	—
Borrowings under revolving credit facility	70,000	—	—
Repayments under revolving credit facility	(70,000)	—	—
Issuance costs for unsecured revolving credit facility	—	(1,711)	—
Payments on mortgages and land contracts due to land sellers and other loans	(14,751)	(106,382)	(67,845)
Issuance of common stock under employee stock plans	20,011	23,162	5,343
Excess tax benefits from stock-based compensation	—	958	186
Stock repurchases	(35,039)	—	(85,938)
Tax payments associated with stock-based compensation awards	(8,476)	(6,673)	(2,421)
Payments of cash dividends	(8,892)	(8,642)	(8,586)
Net cash used in financing activities	(347,147)	(369,614)	(149,917)
Net increase (decrease) in cash and cash equivalents	(145,742)	127,861	32,659
Cash and cash equivalents at beginning of year	720,861	593,000	560,341
Cash and cash equivalents at end of year	$575,119	$720,861	$593,000
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
Operations. KB Home is a builder of attached and detached single-family residential homes, townhomes and condominiums. As of November 30, 2018, we conducted ongoing operations in Arizona, California, Colorado, Florida, Nevada, North Carolina, Texas and Washington. We also offer various insurance products to our homebuyers in the same markets where we build homes, and provide title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. Since June 2017, we have been providing mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, an unconsolidated joint venture we formed with Stearns in the 2016 fourth quarter. Until October 2016, we provided mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through HCM, an unconsolidated joint venture we formed with Nationstar.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $385.2 million at November 30, 2018 and $481.1 million at November 30, 2017. At November 30, 2018 and 2017, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Receivables. Receivables are evaluated for collectibility at least quarterly, and allowances for potential losses are established or maintained on applicable receivables when collection is considered doubtful, taking into account historical experience, prevailing economic conditions and other relevant information.
Property and Equipment and Depreciation. Property and equipment are recorded at cost and are depreciated over their estimated useful lives, which generally range from two to 10 years, using the straight-line method. Repair and maintenance costs are expensed as incurred. Property and equipment totaled $24.3 million, net of accumulated depreciation of $20.1 million, at November 30, 2018, and $19.5 million, net of accumulated depreciation of $19.0 million, at November 30, 2017. Depreciation expense totaled $2.5 million in 2018, $2.8 million in 2017 and $3.6 million in 2016.
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
Financial Services Operations. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. Revenues from insurance commissions and title services are recognized when policies are issued, which generally occurs at the time each applicable home is closed. Revenues from insurance commissions are also recognized when homeowners renew their policies.
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
Community Start-up Costs. Costs incurred to construct model home complexes for our new communities are capitalized to inventories. Community sales offices and other marketing- and model-related costs for model home complexes are amortized through construction and land costs with each home delivered in the applicable community. The costs of constructing model homes are recognized as construction and land costs when model homes are delivered to homebuyers. Costs and expenses associated with the administration of new community openings, such as collateral materials and broker outreach events, are expensed to selling, general and administrative expenses as incurred.
Advertising Costs. We expense advertising costs as incurred. We incurred advertising costs of $37.3 million in 2018, $34.4 million in 2017 and $32.7 million in 2016.
Legal Fees. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized to inventories in our consolidated balance sheets as incurred. We expensed legal fees of $12.4 million in 2018, $14.0 million in 2017 and $13.6 million in 2016.
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
Accumulated Other Comprehensive Loss. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2018 and 2017 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss related to our benefit plan obligations. Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured.
Earnings Per Share. We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at November 30, 2018, 2017 or 2016.
Adoption of New Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of excess tax benefits on the statement of cash flows, treatment of forfeitures, and statutory withholding requirements. We adopted this guidance effective December 1, 2017. ASU 2016-09 requires excess tax benefits and deficiencies from stock-based compensation awards to be recognized prospectively in our consolidated statements of operations as a component of income tax expense, whereas these items were previously recorded in paid-in capital in our consolidated balance sheets. This guidance also requires excess tax benefits to be classified within operating activities in the consolidated statements of cash flows. We previously recognized excess tax benefits as a cash inflow from financing activities and a corresponding cash outflow from operating activities. In connection with the adoption of this guidance, we elected to continue to estimate forfeitures in calculating our stock-based compensation expense, rather than account for forfeitures as they occur. The impact of recognizing excess tax benefits and deficiencies in our consolidated statements of operations resulted in reductions in our income tax expense of $1.0 million for 2018. The remaining aspects of adopting this guidance did not have a material impact on our consolidated financial statements.
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
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue guidance in Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific revenue and cost guidance in the accounting standards codification, including some cost guidance related to construction-type and production-type contracts. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a principles-based, five-step model to be applied to contracts with customers in determining the timing and amount of revenue to recognize: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance requires more management judgment and estimates than currently applicable guidance to determine the appropriate revenue recognition, including with respect to identifying the performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price, and allocating the transaction price to the applicable performance obligations, among other things.
ASU 2014-09 and its related amendments (collectively, “ASC 606”) are effective for us beginning December 1, 2018. We intend to adopt ASC 606 under the modified retrospective method applied to contracts that are not complete as of the date of adoption. As a result, we expect to record a cumulative effect adjustment to increase beginning retained earnings as of December 1, 2018 by approximately $12 million, net of tax. This cumulative effect adjustment is primarily related to the recognition of a contract asset for estimated future renewal commissions related to existing insurance policies as of December 1, 2018, partly offset by the impact from changes in the recognition of certain community sales office and other marketing- and model home-related costs, as described below. We do not expect the adoption of ASC 606 to have a material impact on our recognition of homebuilding revenues in our consolidated financial statements. The primary impacts to our consolidated financial statements are expected to be the following:

•
Within our homebuilding operations, ASC 606 will impact the classification and timing of recognition in our consolidated financial statements of certain community sales office and other marketing- and model home-related costs, which we currently capitalize to inventories and amortize through construction and land costs with each home delivered in a community. Under ASC 606, these costs will be capitalized to property and equipment and depreciated to selling, general and administrative expenses, or will be expensed as incurred. Upon adopting ASC 606, we will reclassify certain of these community sales office and other marketing- and model home-related costs from inventories to property and equipment in our consolidated financial statements. The change in the classification and timing of these costs will also result in lower construction and land costs, and higher selling, general and administrative expenses, as compared to amounts reported under the existing guidance. In addition, under ASC 606, forfeited customer deposits, which are currently reflected as other income, will be included in revenues.

•
Within our financial services operations, ASC 606 will impact the timing of recognition of insurance commissions for insurance policy renewals. We currently recognize insurance commissions for renewals as revenue when policies are renewed by homeowners. Under ASC 606, insurance commissions for estimated future policy renewals will be recognized as revenue when the customer executes an initial insurance policy with the insurance carrier. Upon adopting ASC 606, we will record a contract asset for the estimated future renewal commissions related to existing policies as of December 1, 2018.

While individual financial statement line items may be affected, we currently believe the adoption of ASC 606 will not have a material impact on our consolidated net income on an ongoing basis. In addition, we do not expect significant changes to our business processes or internal control over financial reporting as a result of the adoption. We are also continuing to evaluate the impact that adopting this guidance may have on other aspects of our business. Our assessment of the impacts of ASC 606 will be finalized in the 2019 first quarter. As a result of adopting this new standard, there will be significant changes to our disclosures based on the additional requirements prescribed by ASC 606. These new disclosure requirements include information regarding disaggregation of revenue; contract balances, including changes during the reporting period; performance obligations; significant judgments; and assets recognized to obtain or fulfill a contract.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases. Under this guidance, a lessee will be required to recognize right-of-use assets and liabilities for leases with original lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for us beginning December 1, 2019 (with early adoption permitted). Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarifies how to apply certain aspects of ASU 2016-02. We expect to adopt ASU 2016-02, ASU 2018-10 and ASU 2018-11 beginning December 1, 2019. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the TCJA, and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for us beginning December 1, 2019 (with early adoption permitted), and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the TCJA is recognized. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
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
As of November 30, 2018, our homebuilding reporting segments conducted ongoing operations in the following states:
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

In the 2018 third quarter, we expanded into the state of Washington with our entrance into the Seattle market. In 2016, we announced that we had begun a transition out of the Metro Washington, D.C. market which was substantially completed in 2017. Our operations in the Metro Washington, D.C. market consisted of communities in Maryland and Virginia, which were included in our Southeast homebuilding reporting segment, and represented 2% of our consolidated homebuilding revenues for the year ended November 30, 2016. As described in Note 7 – Inventory Impairments and Land Option Contract Abandonments, we recorded inventory impairment and land option contract abandonment charges related to this transition during the year ended November 30, 2016.
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Central and Southeast homebuilding reporting segments. This segment earns revenues primarily from insurance commissions and from the provision of title services. Until October 2016, we provided mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through HCM, an unconsolidated joint venture we formed with Nationstar. We have a 49.9% ownership interest and Nationstar has a 50.1% ownership interest in HCM, with Nationstar providing management oversight of HCM’s operations. In the 2016 fourth quarter, we and Nationstar began the process to wind down HCM and transfer HCM’s operations and certain assets to Stearns.
In 2016, we and Stearns formed KBHS, an unconsolidated mortgage banking joint venture, to offer mortgage banking services, including mortgage loan originations, to our homebuyers. We and Stearns each have a 50.0% ownership interest, with Stearns providing management oversight of KBHS’ operations. KBHS was operational in all of our served markets as of June 2017. KBHS did not have an impact on our consolidated statement of operations for the year ended November 30, 2016. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of their home. The financial services reporting segment is separately reported in our consolidated financial statements.
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

The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Years Ended November 30,
	2018	2017	2016
Revenues:
West Coast	$2,085,328	$2,186,411	$1,638,078
Southwest	707,075	533,052	447,473
Central	1,239,305	1,188,839	1,018,535
Southeast	502,087	447,963	478,857
Total	$4,533,795	$4,356,265	$3,582,943

Pretax income (loss):
West Coast	$240,337	$217,649	$148,014
Southwest	91,017	45,540	38,807
Central	117,609	116,098	85,924
Southeast	7,624	(509)	(29,385)
Corporate and other	(105,286)	(101,851)	(98,511)
Total	$351,301	$276,927	$144,849

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(966)	$(1,770)	$(1,561)
Southwest	3,033	362	(618)
Central	—	—	—
Southeast	(1)	(1)	(2)
Total	$2,066	$(1,409)	$(2,181)

Inventory impairment charges:
West Coast	$19,169	$13,482	$8,209
Southwest	—	3,445	3,191
Central	1,463	—	10,633
Southeast	5,472	3,678	27,547
Total	$26,104	$20,605	$49,580

Land option contract abandonment charges:
West Coast	$1,212	$3,225	$769
Southwest	432	—	253
Central	1,095	846	460
Southeast	151	556	1,750
Total	$2,890	$4,627	$3,232

	November 30,
	2018	2017
Inventories:
Homes under construction
West Coast	$514,099	$638,639
Southwest	173,036	179,240
Central	312,366	320,205
Southeast	125,651	98,764
Subtotal	1,125,152	1,236,848
Land under development
West Coast	1,059,432	723,761
Southwest	404,201	309,672
Central	543,472	435,373
Southeast	212,831	182,533
Subtotal	2,219,936	1,651,339
Land held for future development or sale
West Coast	154,462	233,188
Southwest	21,137	62,475
Central	9,346	12,654
Southeast	52,806	66,882
Subtotal	237,751	375,199
Total	$3,582,839	$3,263,386

Investments in unconsolidated joint ventures:
West Coast	$56,128	$53,506
Southwest	3,327	8,784
Central	—	—
Southeast	2,505	2,504
Total	$61,960	$64,794

Assets:
West Coast	$1,880,516	$1,747,786
Southwest	631,509	586,666
Central	1,017,490	901,516
Southeast	463,224	359,307
Corporate and other	1,068,452	1,433,883
Total	$5,061,191	$5,029,158

Note 3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2018	2017	2016
Revenues
Insurance commissions	$7,535	$6,991	$6,728
Title services	5,672	5,268	4,975
Interest income	—	5	—
Total	13,207	12,264	11,703
Expenses
General and administrative	(3,844)	(3,430)	(3,817)
Operating income	9,363	8,834	7,886
Equity in income (loss) of unconsolidated joint ventures	7,301	4,234	(3,420)
Pretax income	$16,664	$13,068	$4,466

	November 30,
	2018	2017
Assets
Cash and cash equivalents	$760	$231
Receivables	2,885	1,724
Investments in unconsolidated joint ventures (a)	8,594	10,340
Other assets	141	62
Total assets	$12,380	$12,357
Liabilities
Accounts payable and accrued expenses	$1,495	$966
Total liabilities	$1,495	$966

(a)	In 2017, we made a $5.3 million capital contribution to KBHS and received a $5.0 million distribution from HCM.
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

Note 4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2018	2017	2016
Numerator:
Net income	$170,365	$180,595	$105,615
Less: Distributed earnings allocated to nonvested restricted stock	(51)	(56)	(45)
Less: Undistributed earnings allocated to nonvested restricted stock	(927)	(1,121)	(508)
Numerator for basic earnings per share	169,387	179,418	105,062
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	3,190	2,654	2,667
Add: Undistributed earnings allocated to nonvested restricted stock	927	1,121	508
Less: Undistributed earnings reallocated to nonvested restricted stock	(805)	(979)	(453)
Numerator for diluted earnings per share	$172,699	$182,214	$107,784
Denominator:
Weighted average shares outstanding — basic	87,773	85,842	85,706
Effect of dilutive securities:
Share-based payments	4,884	4,072	2,170
Convertible senior notes	8,402	8,402	8,402
Weighted average shares outstanding — diluted	101,059	98,316	96,278
Basic earnings per share	$1.93	$2.09	$1.23
Diluted earnings per share	$1.71	$1.85	$1.12
As discussed in Note 13 – Notes Payable, in 2013, we issued the 1.375% Convertible Senior Notes due 2019 that, from issuance, have been convertible into shares of our common stock at a conversion rate of 36.5297 shares for each $1,000 principal amount of the notes. Outstanding stock options to purchase .8 million, 1.6 million and 7.3 million shares of common stock were excluded from the diluted earnings per share calculations for 2018, 2017 and 2016, respectively, because the effect of their inclusion in each case would be antidilutive. In 2017, the decrease in anti-dilutive shares and the increase in dilutive shares, each as compared to 2016, were primarily the result of a year-over-year increase in the average price of our common stock. Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

Note 5.	Receivables
Receivables consisted of the following (in thousands):

	November 30,
	2018	2017
Recoveries related to self-insurance and other legal claims	$138,261	$91,763
Due from utility companies, improvement districts and municipalities (a)	113,434	113,744
Refundable deposits and bonds	14,115	13,829
Recoveries related to warranty and other claims	4,750	4,073
Other	33,775	33,797
Subtotal	304,335	257,206
Allowance for doubtful accounts	(11,505)	(12,993)
Total	$292,830	$244,213

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

Note 6.	Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2018	2017
Homes under construction	$1,125,152	$1,236,848
Land under development	2,219,936	1,651,339
Land held for future development or sale (a)	237,751	375,199
Total	$3,582,839	$3,263,386

(a)	Land held for sale totaled $9.8 million at November 30, 2018 and $21.8 million at November 30, 2017.
Homes under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs. Land development costs also include capitalized interest and real estate taxes. When home construction begins, the associated land acquisition and land development costs are included in homes under construction. Land held for future development principally reflects land acquisition and land development costs related to land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a particular community by delaying improvements for a period of time to, for instance, allow earlier phases of a long-term, multi-phase community or a neighboring community to generate or extend sales momentum, or for market conditions to improve. In some instances, we may activate or resume development activity for such inventory to accelerate sales and/or our return on investment. We have activated assets previously held for future development in certain markets in 2018, 2017 and 2016 as part of our Returns-Focused Growth Plan. Land is generally considered held for sale when management commits to a plan to sell the land; the land is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale of the land is expected to be completed within one year; the land is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. Interest and real estate taxes are not capitalized on land held for future development or sale.

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
During 2018 and 2017, we changed our strategy related to certain of these land parcels located in improving housing markets where we determined the incremental investment in development to be justified and decided to build and sell homes on these parcels. Such land parcels were classified as either land under development or land held for future development (in the case of later phases of a long-term, multi-phase community) as of November 30, 2018 and 2017. Land held for sale as of November 30, 2018 and 2017 consisted of land parcels that either have been contracted to sell or that we are continuing to actively market and/or intend to sell within one year.
Our interest costs were as follows (in thousands):

	Years Ended November 30,
	2018	2017	2016
Capitalized interest at beginning of year	$262,191	$306,723	$288,442
Interest incurred (a)	149,698	177,171	185,466
Interest expensed (a)	—	(6,307)	(5,900)
Interest amortized to construction and land costs (b)	(202,760)	(215,396)	(161,285)
Capitalized interest at end of year (c)	$209,129	$262,191	$306,723

(a)	Interest incurred and interest expensed for the year ended November 30, 2017 included a charge of $5.7 million for the early extinguishment of debt.

(b)
Interest amortized to construction and land costs for the years ended November 30, 2018, 2017 and 2016 included $4.8 million, $4.9 million and $.7 million, respectively, related to land sales during the periods.

(c)
Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

Note 7.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future deliveries; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability. We evaluated 57, 51 and 68 communities or land parcels for recoverability during the years ended November 30, 2018, 2017 and 2016, respectively. The carrying value of those communities or land parcels evaluated during the years ended November 30, 2018, 2017 and 2016 was $356.1 million, $456.9 million and $423.1 million, respectively. The communities or land parcels evaluated during 2018 and 2017 included certain communities or land parcels previously held for future development that were reactivated as part of our efforts to improve our asset efficiency under our Returns-Focused Growth Plan. As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during these years were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period are counted only once for each applicable year. In some cases, we have recognized inventory impairment charges for particular communities or land parcels in multiple years. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. These factors may include recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the years ended November 30, 2018 and 2017, these expectations reflected our experience that, notwithstanding fluctuations in our company-wide net orders, backlog levels, homes delivered and housing gross profit margin during those periods, on a year-over-year basis, and the wind down of our Metro Washington, D.C. operations during 2017, conditions in the markets where assessed assets were located were generally stable or improved, with no significant deterioration identified or projected, as to revenue and cost drivers that would prevent or otherwise impact recoverability. Based on this experience, and taking into account the generally healthy conditions in many of our served markets for new home sales, our inventory assessments as of November 30, 2018 considered an expected steady overall sales pace and average selling price performance for 2019 and beyond relative to the pace and performance in recent quarters. Our inventory is assessed for potential impairment on a quarterly basis, and the assumptions used are reviewed and adjusted, as necessary, to reflect the market conditions and trends and our expectations at the time each assessment is performed.
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
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to impaired communities, other than land held for sale, written down to fair value during the years presented:

Years Ended November 30,
Unobservable Input (a)	2018	2017	2016
Average selling price	$291,300 - $774,100	$207,100 - $1,576,500	$216,200 - $977,400
Deliveries per month	2 - 6	1 - 4	1 - 4
Discount rate	17% - 19%	17% - 18%	17% - 20%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.

Based on the results of our evaluations, we recognized inventory impairment charges of $26.1 million in 2018 related to 13 communities with a post-impairment fair value of $44.1 million. In 2017, we recognized inventory impairment charges of $20.6 million related to 10 communities or land parcels with a post-impairment fair value of $38.4 million. The impairment charges in 2018 and 2017 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development. If we change our strategy for any given asset, it is possible that we may recognize additional inventory impairment charges.
In 2016, of the total inventory impairment charges, $36.7 million related to certain land previously held for future development that we decided to monetize through land sales as discussed in Note 6 – Inventories; then-planned land sales in connection with the wind down of our Metro Washington, D.C. operations; and the sales of our last remaining land parcels in the Rio Grande Valley area of Texas. The remaining $12.9 million of inventory impairment charges reflected our decisions to reactivate certain communities in California, Arizona and Florida previously held for future development, and to accelerate the monetization of our investment in certain other communities in California and Metro Washington, D.C. primarily through lowering selling prices.
As of November 30, 2018, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $156.1 million, representing 22 communities and various other land parcels. As of November 30, 2017, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $177.8 million, representing 24 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our investment return standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $2.9 million in 2018, $4.6 million in 2017 and $3.2 million in 2016. Of the land option contract abandonment charges recognized for 2016, $1.4 million related to the wind down of our Metro Washington, D.C. operations. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of ten years, and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2018 within five years.
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
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at November 30, 2018 and 2017 was a VIE, but we were not the primary beneficiary of the VIE. All of our joint ventures at November 30, 2018 and 2017 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
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

We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of November 30, 2018 and 2017, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2018		November 30, 2017
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$26,542	$784,334	$43,171	$653,858
Other land option contracts and other similar contracts	27,288	586,904	21,531	440,229
Total	$53,830	$1,371,238	$64,702	$1,094,087
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $46.9 million at November 30, 2018 and $26.8 million at November 30, 2017. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $21.8 million at November 30, 2018 and $5.7 million at November 30, 2017.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2018	2017	2016
Revenues	$59,418	$47,431	$46,389
Construction and land costs	(46,288)	(47,459)	(50,566)
Other expenses, net	(2,674)	(4,749)	(4,465)
Income (loss)	$10,456	$(4,777)	$(8,642)
For the years ended November 30, 2018, 2017 and 2016, combined revenues and construction and land costs were generated primarily from land sales. The year-over-year growth in combined revenues and income for 2018 mainly reflected the sale of land by an unconsolidated joint venture in Arizona, and contingent consideration (profit participation revenues) earned by an unconsolidated joint venture in California.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	November 30,
	2018	2017
Assets
Cash	$18,567	$21,193
Receivables	9	688
Inventories	131,074	145,519
Other assets	521	1,398
Total assets	$150,171	$168,798
Liabilities and equity
Accounts payable and other liabilities	$11,374	$25,426
Notes payable (a)	17,956	20,040
Equity	120,841	123,332
Total liabilities and equity	$150,171	$168,798

(a)
As of November 30, 2017, two of our unconsolidated joint ventures had separate construction loan agreements with different third-party lenders to finance their respective land development activities, with the outstanding debt secured by the corresponding underlying property and related project assets and non-recourse to us. The secured debt of one of these unconsolidated joint ventures was repaid in August 2018 upon maturity. All of the outstanding secured debt at November 30, 2018 is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2018 or 2017.

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	November 30,
	2018	2017
Number of investments in unconsolidated joint ventures	6	7
Investments in unconsolidated joint ventures	$61,960	$64,794
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	36	377
We and our partner in the unconsolidated joint venture that has the above-noted outstanding construction loan agreement at November 30, 2018 provide certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity of the lender from environmental issues. In each instance, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of the date of this report, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements.
We are committed to purchase all 36 unconsolidated joint venture lots controlled under land option contracts and other similar contracts at November 30, 2018 from one unconsolidated joint venture. The purchases will be made in quarterly takedowns over the next two years for an aggregate purchase price of $16.9 million under agreements that we entered into with the unconsolidated joint venture in 2016.

Note 10.	Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2018	2017
Cash surrender value of corporate-owned life insurance contracts	$73,721	$75,236
Property and equipment, net	24,283	19,521
Prepaid expenses	7,647	5,360
Debt issuance costs associated with unsecured revolving credit facility	1,732	2,381
Total	$107,383	$102,498

Note 11.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2018	2017
Self-insurance and other legal liabilities	$283,651	$222,808
Employee compensation and related benefits	148,549	143,992
Warranty liability	82,490	69,798
Inventory-related obligations (a)	40,892	30,108
Accrued interest payable	31,180	39,518
Customer deposits	19,491	16,863
Real estate and business taxes	16,639	16,874
Other	43,376	35,969
Total	$666,268	$575,930

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
TCJA. On December 22, 2017, the TCJA was enacted into law. The TCJA made significant changes to U.S. tax laws, including, but not limited to, the following: (a) reducing the federal corporate income tax rate from 35% to 21%, effective January 1, 2018; (b) eliminating the federal corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; and (c) eliminating several business deductions and credits, including deductions for certain executive compensation in excess of $1 million. Overall, we expect the TCJA to favorably impact our effective tax rate, net income and cash flows in future periods.
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
We have completed our analysis of the TCJA’s income tax effects. In total, we recorded a non-cash charge of $112.5 million to income tax expense for TCJA-related impacts, comprised of provisional estimates of $111.2 million recorded in the 2018 first quarter and an additional $1.3 million charge when our analysis was completed in the 2018 fourth quarter. In accordance with SAB 118, the TCJA-related income tax effects that we initially reported as provisional estimates were refined as additional analysis was performed. In addition, the provisional amounts were affected by our results for the year ended November 30, 2018 as well as additional regulatory guidance/interpretations issued by the Internal Revenue Service, changes in accounting standards, or federal or state legislative actions. The following TCJA-related impacts were reflected in our consolidated financial statements for the year ended November 30, 2018:

•
We recorded a non-cash charge of $106.7 million in income tax expense due to the accounting re-measurement of our deferred tax assets based on the lower federal corporate income tax rate under the TCJA.

•
We have AMT credit carryforwards that do not expire and can be used to offset regular income taxes in future years. Under the TCJA, we may claim a refund of 50% of our remaining AMT credits in 2019, 2020, and 2021 to the extent the credits exceed regular tax for any such year. Any AMT credits remaining after our fiscal year ending November 30, 2021 will be refunded in 2022. We currently estimate our refund will total approximately $50.0 million. As the refund is subject to a sequestration reduction rate of approximately 6.6%, we established a federal deferred tax valuation allowance of $3.3 million for 2018. Our accounting policy regarding the balance sheet presentation of the AMT credits is to maintain the balance in deferred tax assets until a tax return is filed claiming a refund of a portion of the credit, at which time such amount will be presented in receivables.

•
We recorded a non-cash charge of $2.5 million for disallowed executive compensation due to the TCJA’s eliminating the deductibility of certain performance-based compensation. The TCJA also modified who is a covered employee with respect to the deduction limitation, and provided a transition rule that would preserve the deductibility of certain 2018 performance-based compensation payable under written binding contracts in place prior to November 2, 2017 that have not been modified in any material respect.

Income Tax Expense. The components of the income tax expense in our consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2018
Current	$(3,600)	$(4,800)	$(8,400)
Deferred	(170,700)	(18,500)	(189,200)
Income tax expense	$(174,300)	$(23,300)	$(197,600)

2017
Current	$(2,800)	$(3,000)	$(5,800)
Deferred	(86,300)	(17,300)	(103,600)
Income tax expense	$(89,100)	$(20,300)	$(109,400)

2016
Current	$(1,900)	$(1,000)	$(2,900)
Deferred	(28,700)	(12,100)	(40,800)
Income tax expense	$(30,600)	$(13,100)	$(43,700)
Our effective tax rates were 53.7% for 2018, 37.7% for 2017 and 29.3% for 2016.
Our income tax expense and effective tax rate for 2018 included the above-described charge of $112.5 million for TCJA-related impacts; the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $10.7 million that we earned from building energy efficient homes; a $2.1 million net tax benefit from a reduction in our deferred tax asset valuation allowance; and excess tax benefits of $1.0 million related to stock-based compensation due to our adoption of ASU 2016-09, as further described in Note 1 – Summary of Significant Accounting Policies. The TCJA requires us to use a blended federal tax rate for our 2018 fiscal year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, our 2018 annual federal statutory tax rate has been reduced to approximately 22%. The federal energy tax credits for 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
In 2017 and 2016, our income tax expense and effective tax rates reflected the favorable net impact of $4.9 million and $15.2 million, respectively, of federal energy tax credits we earned from building energy-efficient homes. Most of the federal energy tax credits for 2017 and 2016 resulted from legislation enacted in 2015 that extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2016.

Deferred Tax Assets, Net. Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2018	2017
Deferred tax liabilities:
Capitalized expenses	$51,660	$98,147
State taxes	31,246	59,174
Other	225	313
Total	83,131	157,634

Deferred tax assets:
NOLs from 2006 through 2018	121,432	236,273
Tax credits	231,100	208,841
Inventory impairment and land option contract abandonment charges	67,416	139,737
Employee benefits	45,802	100,200
Warranty, legal and other accruals	43,213	60,238
Capitalized expenses	27,894	39,195
Partnerships and joint ventures	6,368	14,784
Depreciation and amortization	1,869	7,333
Other	3,457	8,270
Total	548,551	814,871
Valuation allowance	(23,600)	(23,600)
Total	524,951	791,271
Deferred tax assets, net	$441,820	$633,637
Reconciliation of Expected Income Tax Expense. The income tax expense computed at the statutory U.S. federal income tax rate and the income tax expense provided in our consolidated statements of operations differ as follows (dollars in thousands):

	Years Ended November 30,
	2018		2017		2016
	$	%	$	%	$	%
Income tax expense computed at statutory rate	$(81,689)	(22.2)%	$(101,499)	(35.0)%	$(52,260)	(35.0)%
Tax credits	14,177	3.9	6,227	2.2	4,447	3.0
Valuation allowance for deferred tax assets	2,000.5		1,200.4		12,982	8.7
Depreciation and amortization	1,223.3		362.1		1,842	1.2
State taxes, net of federal income tax benefit	(20,155)	(5.5)	(14,450)	(4.9)	(7,511)	(5.0)
TCJA adjustment	(112,458)	(30.5)	—	—	—	—
NOL reconciliation	—	—	(2,210)	(.8)	(3,691)	(2.5)
Other, net	(698)	(.2)	970.3		491.3
Income tax expense	$(197,600)	(53.7)%	$(109,400)	(37.7)%	$(43,700)	(29.3)%
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
Our deferred tax assets of $465.4 million at November 30, 2018, after the above-described accounting re-measurement, and $657.2 million at November 30, 2017 were partially offset in each year by valuation allowances of $23.6 million. The deferred tax asset valuation allowances at November 30, 2018 and 2017 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. As of November 30, 2018, we would need to generate approximately $1.6 billion of pretax income in future periods before 2038 to realize our deferred tax assets. Based on the evaluation of our deferred tax assets as of November 30, 2018, we determined that most of our deferred tax assets would be realized. In 2018, we established a federal deferred tax asset valuation allowance of $3.3 million due to the sequestration of refundable AMT credits, which was offset by a reduction of $3.3 million in our state deferred tax asset valuation allowance primarily to account for state NOLs that met the “more likely than not” standard or have expired. The net tax benefit related to the reduction in the state deferred tax asset valuation allowance was $2.1 million. In 2017, we reduced our valuation allowance by $1.2 million primarily to account for state NOLs that met the “more likely than not” realization standard. In 2016, we reduced our valuation allowance by $13.0 million, which reflected the expiration of foreign tax credits and the release of a valuation allowance associated with state NOLs that met the “more likely than not” realization standard, partly offset by the establishment of a valuation allowance for state NOLs related to the wind down of our Metro Washington, D.C. operations.
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
The majority of the tax benefits associated with our NOLs can be carried forward for 20 years and applied to offset future taxable income. Our federal NOL carryforwards of $5.6 million, if not utilized, will begin to expire in 2032 through 2033. Depending on their applicable statutory period, the state NOL carryforwards of $115.8 million, if not utilized, will begin to expire between 2019 and 2038. State NOL carryforwards of $1.2 million and $.5 million expired in 2018 and 2016, respectively.
In addition, $128.5 million of our tax credits, if not utilized, will begin to expire in 2026 through 2037. Included in the $128.5 million are $3.2 million of investment tax credits, of which $2.4 million and $.8 million will expire in 2026 and 2027, respectively.
Unrecognized Tax Benefits. Gross unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2018	2017	2016
Balance at beginning of year	$56	$56	$56
Reductions due to lapse of statute of limitations	(56)	—	—
Balance at end of year	$—	$56	$56
We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes. As of November 30, 2018, we had no gross unrecognized tax benefits. As of both November 30, 2017 and 2016, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million. Our liabilities for unrecognized tax benefits at November 30, 2018 and 2017 are included in accrued expenses and other liabilities in our consolidated balance sheets.
As of November 30, 2018 and 2017, there were no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Our total accrued interest and penalties related to unrecognized income tax benefits was zero at both November 30, 2018 and 2017. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect our annual effective tax rate, but would accelerate the payment of cash to a tax authority to an earlier period. The fiscal years ending 2015 and later remain open to federal examinations, while 2014 and later remain open to state examinations.

The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2018, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Note 13.	Notes Payable
Notes payable consisted of the following (in thousands):

	November 30,
	2018	2017
Mortgages and land contracts due to land sellers and other loans (at interest rates of 7% at November 30, 2018 and 3% to 6% at November 30, 2017)	$40,038	$10,203
7 1/4% Senior notes due June 15, 2018	—	299,867
4.75% Senior notes due May 15, 2019	399,483	398,397
8.00% Senior notes due March 15, 2020	347,790	346,238
7.00% Senior notes due December 15, 2021	447,359	446,608
7.50% Senior notes due September 15, 2022	347,731	347,234
7.625% Senior notes due May 15, 2023	248,074	247,726
1.375% Convertible senior notes due February 1, 2019	229,788	228,572
Total	$2,060,263	$2,324,845
The carrying amounts of our senior notes listed above are net of debt issuance costs and discounts, which totaled $9.8 million at November 30, 2018 and $15.4 million at November 30, 2017.
Unsecured Revolving Credit Facility. We have a $500.0 million Credit Facility that will mature on July 27, 2021. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $600.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit, which may be utilized in combination with, or to replace, the LOC Facility. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our Leverage Ratio, as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .30% to .45% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2018, we had no cash borrowings and $28.0 million of letters of credit outstanding under the Credit Facility.
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of November 30, 2018 and 2017, we had no letters of credit outstanding under the LOC Facility. The LOC Facility requires us to deposit and maintain cash with the issuing financial institution as collateral for any letters of credit that may be outstanding.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of November 30, 2018, inventories having a carrying value of $132.6 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. We have the 2017 Shelf Registration filed with the SEC. Issuances of securities under our 2017 Shelf Registration require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue securities is subject to market conditions and other factors impacting our borrowing capacity.
Senior Notes. All of the senior notes outstanding at November 30, 2018 and 2017 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. All of our outstanding senior notes were issued in underwritten public offerings.
The key terms of each of our senior notes outstanding as of November 30, 2018 were as follows (dollars in thousands):

				Redeemable Prior to Maturity	Effective Interest Rate

Notes Payable	Principal	Issuance Date	Maturity Date
4.75% Senior notes	$400,000	March 25, 2014	May 15, 2019	Yes (a)	5.0%
8.00% Senior notes	350,000	February 7, 2012	March 15, 2020	Yes (b)	8.5
7.00% Senior notes	450,000	October 29, 2013	December 15, 2021	Yes (a)	7.2
7.50% Senior notes	350,000	July 31, 2012	September 15, 2022	Yes (b)	7.7
7.625% Senior notes	250,000	February 17, 2015	May 15, 2023	Yes (a)	7.8
1.375% Convertible senior notes	230,000	January 29, 2013	February 1, 2019	Yes (c)	1.9

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

(c)
Prior to the stated maturity date, we may, at our option, redeem all or part of the notes at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

If a change in control occurs as defined in the instruments governing our senior notes, we would be required to offer to purchase all of our outstanding senior notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. If a fundamental change, as defined in the instruments governing the 1.375% Convertible Senior Notes due 2019, occurs prior to the stated maturity date, the holders may require us to purchase for cash all or any portion of their 1.375% Convertible Senior Notes due 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the fundamental change purchase date.
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
As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of dividends (other than common stock dividends) if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2019 — $670.0 million; 2020 — $350.0 million; 2021 — $0; 2022 — $800.0 million; 2023— $250.0 million; and thereafter — $0.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis (in thousands):

		November 30, 2018			November 30, 2017
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories (a)	Level 3	$70,156	$(26,104)	$44,052	$58,962	$(20,605)	$38,357

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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2018		2017
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,790,437	$1,853,438	$2,086,070	$2,292,250
Convertible senior notes	Level 2	229,788	229,425	228,572	278,300

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
The changes in our warranty liability were as follows (in thousands):

	Years Ended November 30,
	2018	2017	2016
Balance at beginning of year	$69,798	$56,682	$49,085
Warranties issued	37,792	38,452	30,135
Payments (a)	(23,300)	(25,336)	(23,190)
Adjustments	(1,800)	—	652
Balance at end of year	$82,490	$69,798	$56,682

(a)	Payments for 2016 included $2.3 million to repair homes affected by water intrusion-related issues in certain of our communities in central and southwest Florida.
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
Our self-insurance liability is presented on a gross basis for all years without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $56.9 million and $71.3 million are included in receivables in our consolidated balance sheets at November 30, 2018 and 2017, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment, and legal precedent, and are subject to a high degree of variability from year to year. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.

The changes in our self-insurance liability were as follows (in thousands):

	Years Ended November 30,
	2018	2017	2016
Balance at beginning of year	$177,695	$158,584	$173,011
Self-insurance expense (a)	20,436	20,371	24,808
Payments (b)	(21,290)	(22,933)	(39,235)
Adjustments (c)	—	21,673	—
Balance at end of year	$176,841	$177,695	$158,584

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from independent subcontractors participating in the wrap-up policy.

(b)	Includes net changes in estimated probable insurance and other recoveries, which are recorded in receivables, to present our self-insurance liability on a gross basis.

(c)
The amount for 2017 reflected a change in estimate to increase our self-insurance liability based on an actuarially determined estimate that we believed had a higher probability of being adequate to cover future payments associated with unresolved claims, including claims incurred but not yet reported. This adjustment was included in selling, general and administrative expenses.

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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and other claims totaled $4.8 million at November 30, 2018 and $4.1 million at November 30, 2017. We believe collection of these receivables is probable based on our history of collections for similar claims. In 2017, we received insurance recoveries of $23.5 million, which exceeded the $11.6 million of estimated probable recoveries receivable we had previously recorded. The excess recoveries were included in selling, general and administrative expenses.
Northern California Claims. In the 2017 third quarter, we received claims from a homeowners association alleging approximately $100.0 million of damages from purported construction defects at a completed townhome community in Northern California. We continue to investigate these allegations, and to exchange information with the association, whose claims for damages have increased since November 30, 2018, and we currently expect it may take up to several quarters to fully evaluate these claims. At November 30, 2018, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued, at this stage of our investigation into these allegations, we are unable to estimate the total amount of the loss in excess of the accrued amount that is reasonably possible. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs. In September 2018, an arbitration proceeding on this matter was scheduled for July 1, 2019.
Florida Chapter 558 Actions. We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes pursuant to Chapter 558 of the Florida Statutes that allege various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville and Orlando operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved several of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of November 30, 2018, we had approximately 500 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At November 30, 2018, we had an accrual for our estimated probable loss for these matters. While it is reasonably possible that our loss could exceed the amount accrued, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount that is reasonably possible.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2018, we had $689.3 million of performance bonds and $28.0 million of letters of credit outstanding. At November 30, 2017, we had $606.7 million of performance bonds and $37.6 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At November 30, 2018, we had total cash deposits of $53.8 million to purchase land having an aggregate purchase price of $1.37 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

Leases. We lease certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, we expect that leases that expire will be renewed or replaced by other leases with similar terms. The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year, are as follows: 2019 — $8.7 million; 2020 — $6.4 million; 2021 — $4.3 million; 2022 — $2.9 million; 2023 — $2.3 million; and thereafter — $4.3 million.
Rental expense on our noncancelable operating leases was $8.6 million in 2018, $8.1 million in 2017 and $7.5 million in 2016.

Note 16.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2018, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

Note 17.	Stockholders’ Equity
Preferred Stock. To help protect the benefits of our NOLs and other deferred tax assets from an ownership change under Section 382, on January 22, 2009, we adopted a Rights Agreement (“Prior Rights Agreement”), and we declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock that was payable to stockholders of record as of the close of business on March 5, 2009. On April 12, 2018, we entered into an Amended and Restated Rights Agreement with Computershare Inc., as rights agent, (“2018 Rights Agreement”) following its approval by our stockholders at our 2018 Annual Meeting held on April 12, 2018. The 2018 Rights Agreement amended and restated the Prior Rights Agreement and extended the latest possible expiration date of the rights issued pursuant to the Prior Rights Agreement to the close of business on April 30, 2021, and made certain other related changes. Otherwise, the 2018 Rights Agreement’s terms are substantively the same as those of the Prior Rights Agreement. Each share of our common stock delivered upon conversion to holders of the 1.375% Convertible Senior Notes due 2019 will include a preferred share purchase right associated with and subject to the terms of the 2018 Rights Agreement.
Subject to the terms, provisions and conditions of the 2018 Rights Agreement, if these rights become exercisable, each right would initially represent the right to purchase from us 1/100th of a share of our Series A Participating Cumulative Preferred Stock for a purchase price of $85.00 (“Purchase Price”). If issued, each fractional share of preferred stock would generally give a stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder, including without limitation any dividend, voting or liquidation rights. The rights will not be exercisable until the earlier of (a) 10 calendar days after a public announcement by us that a person or group has become an Acquiring Person (as defined under the Prior Rights Agreement) and (b) 10 business days after the commencement of a tender or exchange offer by a person or group if upon consummation of the offer the person or group would beneficially own 4.9% or more of our outstanding common stock.
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
At any time prior to the later of the Distribution Date and the time we publicly announce that an Acquiring Person becomes such, our board of directors may redeem all of the then-outstanding rights in whole, but not in part, at a price of $.001 per right, subject to adjustment (“Redemption Price”). The redemption will be effective immediately upon the board of directors’ action, unless the action provides that such redemption will be effective at a subsequent time or upon the occurrence or nonoccurrence of one or more specified events, in which case the redemption will be effective in accordance with the provisions of the action. Immediately upon the effectiveness of the redemption of the rights, the right to exercise the rights will terminate and the only right of the holders of rights will be to receive the Redemption Price, with interest thereon. The rights issued pursuant to the 2018 Rights Agreement will expire on the earliest of (a) the close of business on April 30, 2021 (b) the time at which the rights are redeemed, (c) the time at which the rights are exchanged, (d) the time at which our board of directors determines that a related provision in our Restated Certificate of Incorporation is no longer necessary, and (e) the close of business on the first day of a taxable year of ours to which our board of directors determines that no tax benefits may be carried forward.
Common Stock. In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 4,000,000 shares that remained under a prior board-approved share repurchase program. In 2016, we repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. On May 14, 2018 our board of directors reaffirmed the remainder of the 2016 authorization and approved and authorized the repurchase of 2,373,000 additional shares of our outstanding common stock, for a total of up to 4,000,000 shares authorized for repurchase. In 2018, we repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. The amount and timing of shares remaining to be purchased under the share repurchase program are subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  This share repurchase authorization will continue in effect until fully used or earlier if terminated or suspended by the board of directors. We did not repurchase any of our common stock under this program in 2017.
Unrelated to the share repurchase program, our board of directors authorized the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding Director Plan SARs. The 2014 Plan, which was amended in April 2016, is discussed in Note 19 – Employee Benefit and Stock Plans. As of November 30, 2018, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.
Our board of directors declared four quarterly cash dividends of $.025 per share of common stock in 2018, 2017 and 2016. All dividends declared during 2018, 2017 and 2016 were also paid during those years.

Treasury Stock. In addition to the shares purchased in 2018 and 2016 pursuant to our share repurchase program, we acquired $8.5 million, $6.7 million and $2.4 million of our common stock in 2018, 2017 and 2016, respectively. All of the common stock acquired in 2017 and a portion of the common stock acquired in 2018 and 2016 consisted of previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of PSUs and restricted stock awards or of forfeitures of previous restricted stock awards. Treasury stock is recorded at cost. Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital. These transactions are not considered repurchases under the 4,000,000 share repurchase program described above.

Note 18.	Accumulated Other Comprehensive Loss
The following table presents the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2016	$(16,057)
Other comprehensive loss before reclassifications	(3,143)
Amounts reclassified from accumulated other comprehensive loss	1,698
Income tax benefit related to items of other comprehensive loss	578
Other comprehensive loss, net of tax	(867)
Balance at November 30, 2017	(16,924)
Other comprehensive income before reclassifications	8,216
Amounts reclassified from accumulated other comprehensive loss	1,892
Income tax expense related to items of other comprehensive income	(2,749)
Other comprehensive income, net of tax	7,359
Balance at November 30, 2018	$(9,565)

The amounts reclassified from accumulated other comprehensive loss consisted of the following (in thousands):

	Years Ended November 30,
Details About Accumulated Other Comprehensive Loss Components	2018	2017	2016
Postretirement benefit plan adjustments
Amortization of net actuarial loss	$336	$142	$79
Amortization of prior service cost	1,556	1,556	1,556
Total reclassifications (a)	$1,892	$1,698	$1,635

(a)	The accumulated other comprehensive loss components are included in the computation of net periodic benefit costs as further discussed in Note 20 – Postretirement Benefits.
The estimated prior service cost expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2019 is $1.6 million.

Note 19.	Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (“401(k) Plan”) under which we partially match employee contributions. The aggregate cost of the 401(k) Plan to us was $6.0 million in 2018, $6.2 million in 2017 and $5.3 million in 2016. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) Plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. As of November 30, 2018, 2017 and 2016, approximately 5%, 7% and 5%, respectively, of the 401(k) Plan’s net assets at each period were invested in our common stock.

Approval of Amended KB Home 2014 Plan. At our Annual Meeting of Stockholders held on April 7, 2016, our stockholders approved the Amended KB Home 2014 Equity Incentive Plan (“Amended 2014 Plan”), authorizing, among other things, the issuance for grants of stock-based awards to our employees, non-employee directors and consultants of up to 7,500,000 additional shares above the original 4,800,000 shares our stockholders approved under the plan (or an aggregate issuance of 12,300,000 shares), plus any shares that were available for grant as of April 7, 2014 under our 2010 Equity Incentive Plan (“2010 Plan”), and any shares subject to then-outstanding awards under the 2010 Plan that subsequently expire or are cancelled, forfeited, tendered or withheld to satisfy tax withholding obligations with respect to full value awards, or settled for cash. No new awards may be made under the 2010 Plan. Therefore, the Amended 2014 Plan is our only active equity compensation plan. Under the Amended 2014 Plan, grants of stock options and other similar awards reduce the Amended 2014 Plan’s share capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the Amended 2014 Plan’s share capacity on a 1.78-for-1 basis. In addition, subject to the Amended 2014 Plan’s terms and conditions, a stock-based award may also be granted under the Amended 2014 Plan to replace an outstanding award granted under another plan of ours (subject to the terms of such other plan) with terms substantially identical to those of the award being replaced.
The Amended 2014 Plan provides that stock options and SARs may be awarded for periods of up to 10 years. The Amended 2014 Plan also enables us to grant cash bonuses and other stock-based awards. As of November 30, 2018, 2017 and 2016, in addition to awards outstanding under the Amended 2014 Plan, we had awards outstanding under the 2010 Plan and our Amended and Restated 1999 Incentive Plan, both of which provided for generally the same types of awards as the Amended 2014 Plan. We also had awards outstanding under our Performance-Based Incentive Plan for Senior Management, which provided for generally the same types of awards as the Amended 2014 Plan, but stock option awards granted under this plan had terms of up to 15 years years.
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
The following table presents our stock-based compensation expense (in thousands):

	Years Ended November 30,
	2018	2017	2016
Stock options	$917	$2,592	$7,076
Restricted stock	4,600	4,177	2,630
PSUs	8,790	6,439	5,343
Director awards	1,554	1,425	1,801
Total	$15,861	$14,633	$16,850
Stock Options. Stock option transactions are summarized as follows:

	Years Ended November 30,
	2018		2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	9,265,240	$17.64	12,731,545	$18.95	12,635,644	$19.39
Granted	—	—	—	—	1,012,686	16.21
Exercised	(1,195,926)	16.73	(1,650,360)	16.01	(551,898)	13.95
Cancelled	(831,770)	33.05	(1,815,945)	28.31	(364,887)	34.07
Options outstanding at end of year	7,237,544	$16.02	9,265,240	$17.64	12,731,545	$18.95
Options exercisable at end of year	6,948,670	$16.01	8,307,632	$17.86	10,506,810	$19.70
Options available for grant at end of year	6,418,197		7,495,792		7,034,523

The total intrinsic value of stock options exercised was $11.8 million for the year ended November 30, 2018, $12.1 million for the year ended November 30, 2017 and $1.4 million for the year ended November 30, 2016. The aggregate intrinsic value of stock options outstanding was $51.9 million, $136.3 million and $24.5 million at November 30, 2018, 2017 and 2016, respectively. The intrinsic value of stock options exercisable was $50.5 million at November 30, 2018, $121.3 million at November 30, 2017, and $23.3 million at November 30, 2016. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.
Stock options outstanding and stock options exercisable at November 30, 2018 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 6.32 to $11.05	1,201,167	$6.36	2.9	1,201,167	$6.36
$11.06 to $14.62	2,048,758	12.99	4.0	2,048,758	12.99
$14.63 to $16.20	1,906,964	15.14	4.1	1,906,964	15.14
$16.21 to $28.10	1,300,596	16.35	6.8	1,011,722	16.39
$28.11 to $45.68	780,059	40.46	0.8	780,059	40.46
$ 6.32 to $45.68	7,237,544	$16.02	4.0	6,948,670	$16.01	3.8
There were no stock options granted in 2018 or 2017. The weighted average grant date fair value of stock options granted in 2016 was $5.82. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended November 30,
	2018	2017	2016
Risk-free interest rate	—	—	1.3%
Expected volatility factor	—	—	41.3%
Expected dividend yield	—	—	.6%
Expected term	—	—	5 years
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
As of November 30, 2018, there was $.1 million of total unrecognized stock-based compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 0.9 years.
The tax shortfalls of $3.3 million in 2017 and $2.2 million in 2016 resulting from the cancellation of stock awards were reflected in paid-in capital. In 2017 and 2016, the consolidated statement of cash flows reflected $1.0 million and $.2 million, respectively, of excess tax benefits associated with the exercise of stock options.
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

Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2018		2017		2016
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	503,926	$21.69	604,619	$16.24	416,977	$15.88
Granted	303,030	23.05	321,835	24.49	453,703	15.73
Vested	(221,951)	19.79	(364,670)	16.09	(252,854)	14.78
Cancelled	(29,548)	21.76	(57,858)	15.61	(13,207)	15.12
Outstanding at end of year	555,457	$23.19	503,926	$21.69	604,619	$16.24
As of November 30, 2018, we had $11.6 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units. On October 5, 2018, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of our common stock (“Award Shares”). Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2018 and ending on November 30, 2021, specified levels of (a) cumulative adjusted earnings per share; (b) average adjusted return on invested capital; and (c) revenue growth performance relative to a peer group of high-production public homebuilding companies. The grant date fair value of each such PSU was $23.05. On October 5, 2017, we granted PSUs to certain employees with similar terms as the 2018 PSU grants, except that the applicable performance period commenced on December 1, 2017 and ends on November 30, 2020. The grant date fair value of each such PSU was $25.64. On October 6, 2016, we granted PSUs to certain employees with similar terms as the 2018 PSU grants, except that the applicable performance period commenced on December 1, 2016 and ends on November 30, 2019. The grant date fair value of each such PSU was $16.21.
PSU transactions are summarized as follows:

	Years Ended November 30,
	2018		2017		2016
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	925,232	$20.09	809,860	$17.19	820,209	$15.52
Granted	603,424	25.70	424,797	22.99	369,281	13.81
Vested	(437,689)	31.28	(278,460)	16.67	(374,630)	10.21
Cancelled	—	—	(30,965)	14.92	(5,000)	16.21
Outstanding at end of year	1,090,967	$18.70	925,232	$20.09	809,860	$17.19

The number of shares of our common stock actually granted to a recipient, if any, when a PSU vests will depend on the degree of achievement of the applicable performance measures during the applicable three-year period. The shares of our common stock that were granted under the terms of PSUs that vested in 2018 included an aggregate of 194,529 additional shares above the target amount awarded to the eligible recipients based on our achieving certain levels of cumulative adjusted earnings per share, average adjusted return on invested capital and revenue growth performance relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2014 through November 30, 2017. The shares of our common stock that were granted under the terms of PSUs that vested in 2017 included an aggregate of 125,460 additional shares above the target amount awarded to the eligible recipients based on our achieving certain levels of average return on equity performance and revenue growth performance relative to a peer group of high-production homebuilding companies over the three-year period from December 1, 2013 through November 30, 2016. The PSUs do not have dividend or voting rights during the performance period. Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. At November 30, 2018, we had $27.4 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Director Awards. We have granted Director Plan SARs and deferred common stock awards to our non-employee directors pursuant to the terms of the Director Plan and elections made by each director. All of these awards were fully vested as of November 30, 2016. Director Plan SARs, which have not been granted since April 2014 as they ceased being a component of non-employee director compensation after that date, are stock settled, have terms of up to 15 years and may be exercised when a respective director leaves the board or earlier if applicable stock ownership requirements have been met. Deferred common stock awards will be paid out at the earlier of a change in control or the date a respective director leaves the board. All Director Plan SARs were granted at an exercise price equal to the closing price of our common stock on the date of grant. At November 30, 2018, 2017 and 2016, the aggregate outstanding Director Plan SARs were 308,880, 308,880 and 452,983, respectively, and the aggregate outstanding deferred common stock awards granted under the Director Plan were 490,240, 456,875 and 485,632, respectively. In addition, we have granted common stock on an unrestricted basis to our non-employee directors on the grant date pursuant to the Director Plan and elections made by each director.
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
For financial reporting purposes, the Trust is consolidated with us, and therefore any dividend transactions between us and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price on the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings per share. The Trust held 8,157,235 and 8,897,954 shares of common stock at November 30, 2018 and 2017, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

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
In connection with these plans, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the plans are held by a trust. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors, as applicable, are realized. The cash surrender value of the Retirement Plan life insurance contracts was $44.4 million at November 30, 2018 and $46.8 million at November 30, 2017. We recognized investment losses on the cash surrender value of the Retirement Plan life insurance contracts of $.9 million in 2018, and investment gains of $3.9 million in 2017 and $.4 million in 2016. In 2018, 2017 and 2016, we paid $1.6 million, $1.5 million and $1.4 million, respectively, in benefits under the Retirement Plan to eligible former employees. The cash surrender value of the DBO Plan life insurance contracts was $18.2 million at November 30, 2018 and $18.5 million at November 30, 2017. We recognized an investment loss on the cash surrender value of the DBO Plan life insurance contracts of $.3 million in 2018, and investment gains of $1.5 million in 2017 and $.2 million in 2016. We have not paid out any benefits under the DBO Plan.

The net periodic benefit cost of our Retirement Plan and DBO Plan consisted of the following (in thousands):

	Years Ended November 30,
	2018	2017	2016
Interest cost	$2,252	$2,274	$2,285
Amortization of prior service cost	1,556	1,556	1,556
Service cost	1,085	1,046	1,045
Amortization of net actuarial loss	336	142	79
Total	$5,229	$5,018	$4,965
The liabilities related to these plans were $60.8 million at November 30, 2018 and $66.5 million at November 30, 2017, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2018 and 2017, the discount rates we used for the plans were 4.1% and 3.5%, respectively.
Benefit payments under our Retirement Plan and DBO Plan are expected to be paid during each year ending November 30 as follows: 2019 — $2.2 million; 2020 — $2.5 million; 2021 — $3.1 million; 2022 — $3.2 million; 2023 — $3.5 million; and for the five years ended November 30, 2028 — $20.7 million in the aggregate.

Note 21.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2018	2017	2016
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$574,359	$720,630	$592,086
Financial services	760	231	914
Total	$575,119	$720,861	$593,000
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$8,338	$7,581	$5,567
Income taxes paid	11,949	4,664	3,307
Income taxes refunded	220	202	550
Supplemental disclosure of non-cash activities:
Reclassification of warranty recoveries to receivables	$—	$—	$2,151
Increase (decrease) in consolidated inventories not owned	16,098	(44,833)	(59,413)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	17,637	6,650	4,277
Inventories acquired through seller financing	44,586	49,658	99,108

Note 22.	Supplemental Guarantor Information
Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”). The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. Pursuant to the terms of the indenture governing the senior notes and the terms of the Credit Facility, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X using a 5% rather than a 10% threshold (provided that the assets of our non-guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets), it will be automatically and unconditionally released and discharged from its guaranty of the senior notes and the Credit Facility so long as all guarantees by such Guarantor Subsidiary of any other of our or our subsidiaries’ indebtedness are terminated at or prior to the time of such release. We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.
The supplemental financial information for all periods presented below reflects those subsidiaries that qualified as Guarantor Subsidiaries as of November 30, 2018.

Condensed Consolidating Statements of Operations (in thousands)

	Year Ended November 30, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$4,198,969	$348,033	$—	$4,547,002
Homebuilding:
Revenues	$—	$4,198,969	$334,826	$—	$4,533,795
Construction and land costs	—	(3,435,058)	(308,862)	—	(3,743,920)
Selling, general and administrative expenses	(101,152)	(311,815)	(31,187)	—	(444,154)
Operating income (loss)	(101,152)	452,096	(5,223)	—	345,721
Interest income	3,273	11	230	—	3,514
Interest expense	(141,812)	(2,624)	(5,262)	149,698	—
Intercompany interest	302,253	(142,882)	(9,673)	(149,698)	—
Equity in income of unconsolidated joint ventures	—	2,066	—	—	2,066
Homebuilding pretax income (loss)	62,562	308,667	(19,928)	—	351,301
Financial services pretax income	—	—	16,664	—	16,664
Total pretax income (loss)	62,562	308,667	(3,264)	—	367,965
Income tax expense	(62,100)	(101,200)	(34,300)	—	(197,600)
Equity in net income of subsidiaries	169,903	—	—	(169,903)	—
Net income (loss)	$170,365	$207,467	$(37,564)	$(169,903)	$170,365

	Year Ended November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$4,034,057	$334,472	$—	$4,368,529
Homebuilding:
Revenues	$—	$4,034,057	$322,208	$—	$4,356,265
Construction and land costs	—	(3,342,617)	(303,851)	—	(3,646,468)
Selling, general and administrative expenses	(91,120)	(298,498)	(36,776)	—	(426,394)
Operating income (loss)	(91,120)	392,942	(18,419)	—	283,403
Interest income	1,232	8	—	—	1,240
Interest expense	(172,102)	(1,635)	(3,434)	170,864	(6,307)
Intercompany interest	266,784	(118,138)	22,218	(170,864)	—
Equity in loss of unconsolidated joint ventures	—	(1,407)	(2)	—	(1,409)
Homebuilding pretax income	4,794	271,770	363	—	276,927
Financial services pretax income	—	—	13,068	—	13,068
Total pretax income	4,794	271,770	13,431	—	289,995
Income tax expense	(8,800)	(100,000)	(600)	—	(109,400)
Equity in net income of subsidiaries	184,601	—	—	(184,601)	—
Net income	$180,595	$171,770	$12,831	$(184,601)	$180,595

	Year Ended November 30, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$3,243,928	$350,718	$—	$3,594,646
Homebuilding:
Revenues	$—	$3,243,928	$339,015	$—	$3,582,943
Construction and land costs	—	(2,706,402)	(334,699)	—	(3,041,101)
Selling, general and administrative expenses	(91,859)	(254,210)	(43,372)	—	(389,441)
Operating income (loss)	(91,859)	283,316	(39,056)	—	152,401
Interest income	470	55	4	—	529
Interest expense	(177,329)	(3,958)	(3,946)	179,333	(5,900)
Intercompany interest	301,432	(105,865)	(16,234)	(179,333)	—
Equity in loss of unconsolidated joint ventures	—	(2,181)	—	—	(2,181)
Homebuilding pretax income (loss)	32,714	171,367	(59,232)	—	144,849
Financial services pretax income	—	—	4,466	—	4,466
Total pretax income (loss)	32,714	171,367	(54,766)	—	149,315
Income tax benefit (expense)	17,200	(52,700)	(8,200)	—	(43,700)
Equity in net income of subsidiaries	55,701	—	—	(55,701)	—
Net income (loss)	$105,615	$118,667	$(62,966)	$(55,701)	$105,615

Condensed Consolidating Statements of Comprehensive Income (Loss) (in thousands)

	Year Ended November 30, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$170,365	$207,467	$(37,564)	$(169,903)	$170,365
Other comprehensive income:
Postretirement benefit plan adjustments	10,108	—	—	—	10,108
Other comprehensive income before tax	10,108	—	—	—	10,108
Income tax expense related to items of other comprehensive income	(2,749)	—	—	—	(2,749)
Other comprehensive income, net of tax	7,359	—	—	—	7,359
Comprehensive income (loss)	$177,724	$207,467	$(37,564)	$(169,903)	$177,724

	Year Ended November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income	$180,595	$171,770	$12,831	$(184,601)	$180,595
Other comprehensive loss:
Postretirement benefit plan adjustments	(1,445)	—	—	—	(1,445)
Other comprehensive loss before tax	(1,445)	—	—	—	(1,445)
Income tax benefit related to items of other comprehensive loss	578	—	—	—	578
Other comprehensive loss, net of tax	(867)	—	—	—	(867)
Comprehensive income	$179,728	$171,770	$12,831	$(184,601)	$179,728

	Year Ended November 30, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$105,615	$118,667	$(62,966)	$(55,701)	$105,615
Other comprehensive income:
Postretirement benefit plan adjustments	2,103	—	—	—	2,103
Other comprehensive income before tax	2,103	—	—	—	2,103
Income tax expense related to items of other comprehensive income	(841)	—	—	—	(841)
Other comprehensive income, net of tax	1,262	—	—	—	1,262
Comprehensive income (loss)	$106,877	$118,667	$(62,966)	$(55,701)	$106,877

Condensed Consolidating Balance Sheets (in thousands)

	November 30, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$429,977	$114,269	$30,113	$—	$574,359
Receivables	5,135	198,465	89,230	—	292,830
Inventories	—	3,314,386	268,453	—	3,582,839
Investments in unconsolidated joint ventures	—	61,960	—	—	61,960
Deferred tax assets, net	84,564	303,669	53,587	—	441,820
Other assets	95,738	9,530	2,115	—	107,383
	615,414	4,002,279	443,498	—	5,061,191
Financial services	—	—	12,380	—	12,380
Intercompany receivables	3,569,422	—	158,760	(3,728,182)	—
Investments in subsidiaries	67,657	—	—	(67,657)	—
Total assets	$4,252,493	$4,002,279	$614,638	$(3,795,839)	$5,073,571
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$126,176	$584,321	$213,816	$—	$924,313
Notes payable	1,995,115	40,038	25,110	—	2,060,263
	2,121,291	624,359	238,926	—	2,984,576
Financial services	—	—	1,495	—	1,495
Intercompany payables	43,702	3,377,920	306,560	(3,728,182)	—
Stockholders’ equity	2,087,500	—	67,657	(67,657)	2,087,500
Total liabilities and stockholders’ equity	$4,252,493	$4,002,279	$614,638	$(3,795,839)	$5,073,571

	November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$575,193	$104,120	$41,317	$—	$720,630
Receivables	24,815	145,067	74,331	—	244,213
Inventories	—	2,959,606	303,780	—	3,263,386
Investments in unconsolidated joint ventures	—	64,794	—	—	64,794
Deferred tax assets, net	250,747	243,523	139,367	—	633,637
Other assets	91,592	8,954	1,952	—	102,498
	942,347	3,526,064	560,747	—	5,029,158
Financial services	—	—	12,357	—	12,357
Intercompany receivables	3,414,237	—	107,992	(3,522,229)	—
Investments in subsidiaries	49,776	—	—	(49,776)	—
Total assets	$4,406,360	$3,526,064	$681,096	$(3,572,005)	$5,041,515
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$163,984	$374,051	$251,358	$—	$789,393
Notes payable	2,289,532	9,283	26,030	—	2,324,845
	2,453,516	383,334	277,388	—	3,114,238
Financial services	—	—	966	—	966
Intercompany payables	26,533	3,142,730	352,966	(3,522,229)	—
Stockholders’ equity	1,926,311	—	49,776	(49,776)	1,926,311
Total liabilities and stockholders’ equity	$4,406,360	$3,526,064	$681,096	$(3,572,005)	$5,041,515

Condensed Consolidating Statements of Cash Flows (in thousands)

	Year Ended November 30, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$236,892	$9,668	$(25,048)	$—	$221,512
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(22,672)	1	—	(22,671)
Return of investments in unconsolidated joint ventures	—	9,934	—	—	9,934
Purchases of property and equipment, net	(6,584)	(674)	(112)	—	(7,370)
Intercompany	(43,128)	—	—	43,128	—
Net cash used in investing activities	(49,712)	(13,412)	(111)	43,128	(20,107)
Cash flows from financing activities:
Repayment of senior notes	(300,000)	—	—	—	(300,000)
Borrowings under revolving credit facility	70,000	—	—	—	70,000
Repayments under revolving credit facility	(70,000)	—	—	—	(70,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(13,831)	(920)	—	(14,751)
Issuance of common stock under employee stock plans	20,011	—	—	—	20,011
Stock repurchases	(35,039)	—	—	—	(35,039)
Tax payments associated with stock-based compensation awards	(8,476)	—	—	—	(8,476)
Payments of cash dividends	(8,892)	—	—	—	(8,892)
Intercompany	—	27,724	15,404	(43,128)	—
Net cash provided by (used in) financing activities	(332,396)	13,893	14,484	(43,128)	(347,147)
Net increase (decrease) in cash and cash equivalents	(145,216)	10,149	(10,675)	—	(145,742)
Cash and cash equivalents at beginning of year	575,193	104,120	41,548	—	720,861
Cash and cash equivalents at end of year	$429,977	$114,269	$30,873	$—	$575,119

	Year Ended November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$70,683	$366,005	$76,531	$—	$513,219
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(13,569)	(5,125)	—	(18,694)
Return of investments in unconsolidated joint ventures	—	4,119	6,916	—	11,035
Purchases of property and equipment, net	(7,215)	(809)	(61)	—	(8,085)
Intercompany	311,857	—	—	(311,857)	—
Net cash provided by (used in) investing activities	304,642	(10,259)	1,730	(311,857)	(15,744)
Cash flows from financing activities:
Repayment of senior notes	(270,326)	—	—	—	(270,326)
Issuance costs for unsecured revolving credit facility	(1,711)	—	—	—	(1,711)
Payments on mortgages and land contracts due to land sellers and other loans	—	(106,382)	—	—	(106,382)
Issuance of common stock under employee stock plans	23,162	—	—	—	23,162
Excess tax benefits from stock-based compensation	958	—	—	—	958
Tax payments associated with stock-based compensation awards	(6,673)	—	—	—	(6,673)
Payments of cash dividends	(8,642)	—	—	—	(8,642)
Intercompany	—	(251,147)	(60,710)	311,857	—
Net cash used in financing activities	(263,232)	(357,529)	(60,710)	311,857	(369,614)
Net increase (decrease) in cash and cash equivalents	112,093	(1,783)	17,551	—	127,861
Cash and cash equivalents at beginning of year	463,100	105,903	23,997	—	593,000
Cash and cash equivalents at end of year	$575,193	$104,120	$41,548	$—	$720,861

	Year Ended November 30, 2016
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(40,277)	$183,466	$45,466	$—	$188,655
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(4,852)	(750)	—	(5,602)
Return of investments in unconsolidated joint ventures	—	4,307	—	—	4,307
Purchases of property and equipment, net	(4,052)	(579)	(153)	—	(4,784)
Intercompany	144,651	—	—	(144,651)	—
Net cash provided by (used in) investing activities	140,599	(1,124)	(903)	(144,651)	(6,079)
Cash flows from financing activities:
Change in restricted cash	9,344	—	—	—	9,344
Payments on mortgages and land contracts due to land sellers and other loans	—	(67,845)	—	—	(67,845)
Issuance of common stock under employee stock plans	5,343	—	—	—	5,343
Excess tax benefits from stock-based compensation	186	—	—	—	186
Stock repurchases	(85,938)	—	—	—	(85,938)
Tax payments associated with stock-based compensation awards	(2,421)	—	—	—	(2,421)
Payments of cash dividends	(8,586)	—	—	—	(8,586)
Intercompany	—	(108,039)	(36,612)	144,651	—
Net cash used in financing activities	(82,072)	(175,884)	(36,612)	144,651	(149,917)
Net increase in cash and cash equivalents	18,250	6,458	7,951	—	32,659
Cash and cash equivalents at beginning of year	444,850	99,445	16,046	—	560,341
Cash and cash equivalents at end of year	$463,100	$105,903	$23,997	$—	$593,000

Note 23.	Quarterly Results (unaudited)
The following tables present our consolidated quarterly results for the years ended November 30, 2018 and 2017 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Revenues	$871,623	$1,101,423	$1,225,347	$1,348,609
Gross profits	141,192	189,222	222,893	245,931
Inventory impairment and land option contract abandonment charges	4,985	6,526	8,414	9,069
Pretax income	46,045	78,308	114,676	128,936
Net income (loss) (a)	(71,255)	57,308	87,476	96,836
Earnings (loss) per share:
Basic	$(.82)	$.65	$.99	$1.09
Diluted	(.82)	.57	.87	.96

2017
Revenues	$818,596	$1,002,794	$1,144,001	$1,403,138
Gross profits	119,697	155,382	188,110	255,442
Inventory impairment and land option contract abandonment charges	4,008	6,001	8,113	7,110
Pretax income	21,459	51,982	79,208	137,346
Net income	14,259	31,782	50,208	84,346
Earnings per share:
Basic	$.17	$.37	$.58	$.97
Diluted	.15	.33	.51	.84

(a)	Net income (loss) included non-cash charges to income tax expense of $111.2 million in the first quarter and $1.3 million in the fourth quarter for TCJA-related impacts.
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of KB Home:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KB Home (the Company) as of November 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 24, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Los Angeles, California
January 24, 2019

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2018.
Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Our management recognizes that there are inherent limitations in the effectiveness of any internal control and that effective internal control over financial reporting may not prevent or detect misstatements. In addition, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2018.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2018, which is presented below.

(b)	Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of KB Home:
Opinion on Internal Control over Financial Reporting
We have audited KB Home’s internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KB Home (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated January 24, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Los Angeles, California
January 24, 2019

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information for this item for executive officers is provided above in the Executive Officers of the Registrant section in this report. Except as stated below, the other information for this item will be provided to the extent applicable in the “Corporate Governance and Board Matters,” “Election of Directors,” “Ownership of KB Home Securities” and “Annual Meeting, Voting and Other Information” sections in our Proxy Statement for our 2019 Annual Meeting of Stockholders (“2019 Proxy Statement”) and is incorporated herein by this reference.
Ethics Policy
We have adopted an ethics policy for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. The ethics policy is available on our investor relations website at investor.kbhome.com. Stockholders may request a free copy of the ethics policy from:

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
The information for this item will be provided in the “Corporate Governance and Board Matters” and “Compensation Discussion and Analysis” sections in our 2019 Proxy Statement and is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information for this item will be provided in the “Ownership of KB Home Securities” section in our 2019 Proxy Statement and is incorporated herein by this reference.
The following table presents information as of November 30, 2018 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	7,237,544	$16.02	6,418,197
Equity compensation plans not approved by stockholders	—	—	—	(1)
Total	7,237,544	$16.02	6,418,197

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
The information for this item will be provided in the “Corporate Governance and Board Matters” section in our 2019 Proxy Statement and is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information for this item will be provided in the “Independent Auditor Fees and Services” section in our 2019 Proxy Statement and is incorporated herein by this reference.

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

4.2
Fifth Supplemental Indenture, dated August 17, 2007, relating to our Senior Notes by and between us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated August 22, 2007 (File No. 001-09195), is incorporated by reference herein.

4.3
Sixth Supplemental Indenture, dated as of January 30, 2012, relating to our Senior Notes by and between us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated February 2, 2012 (File No. 001-09195), is incorporated by reference herein.

4.4
Seventh Supplemental Indenture, dated as of January 11, 2013, relating to our Senior Notes by and among us, the Guarantors named therein, and the Trustee, filed as an exhibit to our Current Report on Form 8-K dated January 11, 2013 (File No. 001-09195), is incorporated by reference herein.

4.5	Specimen of 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.6
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 8.00% Senior Notes due 2020, filed as an exhibit to our Current Report on Form 8-K dated February 7, 2012 (File No. 001-09195), is incorporated by reference herein.

4.7	Specimen of 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

4.8
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

4.10	Form of 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated January 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.11
Form of supplemental officers’ certificate and guarantors’ officers’ certificates establishing the form and terms of the 1.375% Convertible Senior Notes due 2019, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description

4.12
Eighth Supplemental Indenture, dated as of March 12, 2013, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 (File No. 001-09195), is incorporated by reference herein.

4.13	Specimen of 7.00% Senior Notes due 2021, filed as an exhibit to our Current Report on Form 8-K dated October 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.14
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.00% Senior Notes due 2021, filed as an exhibit to our Current Report on Form 8-K dated October 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.15
Ninth Supplemental Indenture, dated as of February 28, 2014, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Post-Effective Amendment No. 4 to Form S-3 Registration Statement (No. 333-176930), is incorporated by reference herein.

4.16	Specimen of 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

4.17
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 4.75% Senior Notes due 2019, filed as an exhibit to our Current Report on Form 8-K dated March 25, 2014 (File No. 001-09195), is incorporated by reference herein.

4.18	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

4.19
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

4.20
Amended and Restated Rights Agreement, dated effective as of April 12, 2018, by and between KB Home and Computershare, Inc., as Rights Agent, filed as Exhibit 4.1 to our Amended Registration Statement on Form 8-A/A dated April 13, 2018 (File No. 001-09195), is incorporated by reference herein.

4.21†	Tenth Supplemental Indenture, dated as of January 22, 2019, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee.

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

10.51*	Form of Restricted Stock Agreement under the Amended KB Home 2014 Equity Incentive Plan.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the years ended November 30, 2018, 2017 and 2016, (b) Consolidated Statements of Comprehensive Income for the years ended November 30, 2018, 2017 and 2016, (c) Consolidated Balance Sheets as of November 30, 2018 and 2017, (d) Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2018, 2017 and 2016, (e) Consolidated Statements of Cash Flows for the years ended November 30, 2018, 2017 and 2016, and (f) the Notes to Consolidated Financial Statements.

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

KB Home

		By:	/S/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer
Date:	January 24, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JEFFREY T. MEZGER	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 24, 2019
Jeffrey T. Mezger

/S/ JEFF J. KAMINSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 24, 2019
Jeff J. Kaminski

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 24, 2019
William R. Hollinger

/S/ DORENE C. DOMINGUEZ	Director	January 24, 2019
Dorene C. Dominguez

/S/ TIMOTHY W. FINCHEM	Director	January 24, 2019
Timothy W. Finchem

/S/ STUART A. GABRIEL	Director	January 24, 2019
Stuart A. Gabriel

/S/ THOMAS W. GILLIGAN	Director	January 24, 2019
Thomas W. Gilligan

/S/ KENNETH M. JASTROW, II	Director	January 24, 2019
Kenneth M. Jastrow, II

/S/ ROBERT L. JOHNSON	Director	January 24, 2019
Robert L. Johnson

/S/ MELISSA LORA	Director	January 24, 2019
Melissa Lora

/S/ JAMES C. WEAVER	Director	January 24, 2019
James C. Weaver

/S/ MICHAEL M. WOOD	Director	January 24, 2019
Michael M. Wood