Form 10-Q
period 2019-02-28
KB HOME
filed 2019-04-05
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2019.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2019.
There were 87,134,108 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2019. The registrant’s grantor stock ownership trust held an additional 7,859,975 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended February 28,
	2019	2018
Total revenues	$811,483	$871,623
Homebuilding:
Revenues	$808,788	$869,205
Construction and land costs	(670,855)	(729,478)
Selling, general and administrative expenses	(106,594)	(95,724)
Operating income	31,339	44,003
Interest income	1,105	1,003
Equity in loss of unconsolidated joint ventures	(406)	(845)
Homebuilding pretax income	32,038	44,161
Financial services:
Revenues	2,695	2,418
Expenses	(1,024)	(953)
Equity in income of unconsolidated joint ventures	802	419
Financial services pretax income	2,473	1,884
Total pretax income	34,511	46,045
Income tax expense	(4,500)	(117,300)
Net income (loss)	$30,011	$(71,255)
Earnings (loss) per share:
Basic	$.34	$(.82)
Diluted	$.31	$(.82)
Weighted average shares outstanding:
Basic	86,972	87,155
Diluted	96,962	87,155
Cash dividends declared per common share	$.025	$.025
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28, 2019	November 30, 2018
Assets
Homebuilding:
Cash and cash equivalents	$511,690	$574,359
Receivables	313,609	292,830
Inventories	3,683,763	3,582,839
Investments in unconsolidated joint ventures	57,134	61,960
Property and equipment, net	55,330	24,283
Deferred tax assets, net	433,295	441,820
Other assets	89,560	83,100
	5,144,381	5,061,191
Financial services	29,275	12,380
Total assets	$5,173,656	$5,073,571

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$209,015	$258,045
Accrued expenses and other liabilities	631,381	666,268
Notes payable	2,203,589	2,060,263
	3,043,985	2,984,576
Financial services	1,174	1,495
Stockholders’ equity:
Common stock	119,258	119,196
Paid-in capital	755,341	753,570
Retained earnings	1,936,523	1,897,168
Accumulated other comprehensive loss	(9,565)	(9,565)
Grantor stock ownership trust, at cost	(85,246)	(88,472)
Treasury stock, at cost	(587,814)	(584,397)
Total stockholders’ equity	2,128,497	2,087,500
Total liabilities and stockholders’ equity	$5,173,656	$5,073,571
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended February 28,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$30,011	$(71,255)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures	(396)	426
Distributions of earnings from unconsolidated joint ventures	2,400	1,300
Amortization of discounts, premiums and issuance costs	1,468	1,552
Depreciation and amortization	6,446	628
Deferred income taxes	4,501	117,068
Stock-based compensation	4,152	3,829
Inventory impairments and land option contract abandonments	3,555	4,985
Changes in assets and liabilities:
Receivables	(19,495)	(6,024)
Inventories	(154,083)	(135,311)
Accounts payable, accrued expenses and other liabilities	(70,057)	(54,016)
Other, net	(6,712)	(4,862)
Net cash used in operating activities	(198,210)	(141,680)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(2,527)	(8,025)
Return of investments in unconsolidated joint ventures	5,001	1,099
Proceeds from sale of building	5,804	—
Purchases of property and equipment, net	(10,025)	(1,924)
Net cash used in investing activities	(1,747)	(8,850)
Cash flows from financing activities:
Proceeds from issuance of debt	405,250	—
Payment of debt issuance costs	(5,209)	—
Repayment of senior notes	(230,000)	—
Borrowings under revolving credit facility	140,000	—
Repayments under revolving credit facility	(140,000)	—
Payments on mortgages and land contracts due to land sellers and other loans	(28,020)	(3,362)
Issuance of common stock under employee stock plans	832	2,946
Tax payments associated with stock-based compensation awards	(3,342)	(6,787)
Payments of cash dividends	(2,266)	(2,322)
Net cash provided by (used in) financing activities	137,245	(9,525)
Net decrease in cash and cash equivalents	(62,712)	(160,055)
Cash and cash equivalents at beginning of period	575,119	720,861
Cash and cash equivalents at end of period	$512,407	$560,806
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of February 28, 2019, the results of our consolidated operations for the three months ended February 28, 2019 and 2018, and our consolidated cash flows for the three months ended February 28, 2019 and 2018. The results of our consolidated operations for the three months ended February 28, 2019 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2018 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2018, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $367.3 million at February 28, 2019 and $385.2 million at November 30, 2018. At February 28, 2019 and November 30, 2018, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income (Loss). Our comprehensive income was $30.0 million for the three months ended February 28, 2019. For the three months ended February 28, 2018, our comprehensive loss was $71.3 million. Our comprehensive income (loss) for each of the three-month periods ended February 28, 2019 and 2018 was equal to our net income (loss) for the respective periods.
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
On December 1, 2018, we adopted ASU 2014-09 and its related amendments (collectively, “ASC 606”), using the modified retrospective method applied to contracts that were not completed as of the adoption date. Results for reporting periods beginning December 1, 2018 and after are presented under ASC 606, while results for prior reporting periods have not been adjusted and continue to be presented under the accounting guidance in effect for those periods. We recorded the following cumulative effect adjustment to increase beginning retained earnings as of December 1, 2018 (in thousands):

Balance Sheet	Balance at November 30, 2018	Adjustments due to ASC 606	Balance at December 1, 2018
Assets
Homebuilding:
Inventories	$3,582,839	$(35,288)	$3,547,551
Deferred tax assets, net	441,820	(4,024)	437,796
Property and equipment, net	24,283	31,194	55,477
Financial services	12,380	19,728	32,108
Stockholders’ equity:
Retained earnings	1,897,168	11,610	1,908,778
Within our homebuilding operations, ASC 606 impacts the classification and timing of recognition in our consolidated financial statements of certain community sales office and other marketing- and model home-related costs, which we previously capitalized to inventories and amortized through construction and land costs with each home delivered in a community. With our adoption of ASC 606, these costs are capitalized to property and equipment and depreciated to selling, general and administrative expenses, or expensed to selling, general and administrative expenses as incurred. Upon adopting ASC 606, we reclassified these community sales office and other marketing- and model home-related costs and related accumulated amortization from inventories to either property and equipment, net or retained earnings in our consolidated balance sheet. Forfeited deposits related to cancelled home sale and land sale contracts, which were previously reflected as other income within selling, general and administrative expenses, are included in homebuilding revenues under ASC 606.
Within our financial services operations, ASC 606 impacts the timing of recognition in our consolidated financial statements of insurance commissions for insurance policy renewals. We previously recognized such insurance commissions as revenue when policies were renewed. With our adoption of ASC 606, insurance commissions for future policy renewals are estimated and recognized as revenue when the insurance carrier issues an initial insurance policy to our homebuyer, which generally occurs at the time each applicable home sale is closed. Upon adopting ASC 606, we recognized contract assets for the estimated future renewal commissions related to existing insurance policies as of December 1, 2018.
There were no significant changes to our business processes or internal control over financial reporting as a result of adopting ASC 606.
The impacts of adopting ASC 606 on our consolidated statement of operations for the three months ended February 28, 2019 and consolidated balance sheet as of February 28, 2019 were as follows (in thousands, except per share amounts):

	Three Months Ended February 28, 2019
Statement of Operations	As Reported	Amounts without the Adoption of ASC 606	Effect of Change Higher/(Lower)
Homebuilding:
Revenues	$808,788	$808,155	$633
Construction and land costs	(670,855)	(676,115)	(5,260)
Selling, general and administrative expenses	(106,594)	(99,281)	7,313
Operating income	31,339	32,759	(1,420)
Financial services:
Revenues	2,695	2,590	105
Total pretax income	34,511	35,826	(1,315)
Income tax expense	(4,500)	(4,800)	(300)
Net income	30,011	31,026	(1,015)
Diluted earnings per share	.31	.32	(.01)

	As of February 28, 2019
Balance Sheet	As Reported	Amounts without the Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Homebuilding:
Inventories	$3,683,763	$3,722,475	$(38,712)
Deferred tax assets, net	433,295	437,019	(3,724)
Property and equipment, net	55,330	22,132	33,198
Financial services	29,275	9,442	19,833
Stockholders’ equity:
Retained earnings	1,936,523	1,925,928	10,595
As a result of our adoption of ASC 606, we updated our significant accounting policies as follows:
Homebuilding Revenues. We apply the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy a performance obligation.
Our home sale transactions are made pursuant to contracts under which we typically have a single performance obligation to deliver a completed home to the homebuyer when closing conditions are met. Revenues from home sales are recognized when we have satisfied the performance obligation within the sales contract, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date. Under our home sale contracts, we typically receive an initial cash deposit from the homebuyer at the time the sales contract is executed and receive the remaining consideration to which we are entitled, through a third-party escrow agent, at closing. Customer deposits related to sold but undelivered homes, totaled $20.1 million and $19.5 million at February 28, 2019 and November 30, 2018, respectively, and are included in accrued expenses and other liabilities.
Concurrent with the recognition of revenues in our consolidated statements of operations, sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues, while the costs of sales incentives in the form of free or discounted products or services to homebuyers, including option upgrades and closing cost allowances used to cover a portion of the fees and costs charged to a homebuyer, are reflected as construction and land costs. Cash proceeds from home sale closings held by third-party escrow agents for our benefit, typically for less than five days, are considered deposits in-transit and classified as cash.
Land sale transactions are made pursuant to contracts under which we typically have a performance obligation(s) to deliver specified land parcels to the buyer when closing conditions are met. Revenues from land sales are recognized when we have satisfied the performance obligation(s) within the sales contract, which is generally when title to and possession of the land and the risks and rewards of ownership are transferred to the land buyer on the closing date. Under our land sale contracts, we typically receive an initial cash deposit from the buyer at the time the contract is executed and receive the remaining consideration to which we are entitled, through a third-party escrow agent, at closing. In limited circumstances where we provide financing to the land buyer, we determine that collectibility of the receivable is reasonably assured before we recognize revenue.
In instances where we have a material performance obligation(s) under a land sale contract to perform land development work after the closing date, a portion of the transaction price is allocated to such performance obligation(s) and is recognized as revenue when and as such obligation(s) is (are) completed. While the payment terms for such a performance obligation(s) vary, the final payment is generally received when we have completed our land development work and it has been accepted by the land buyer.
Homebuilding revenues include forfeited deposits, which occur when home sale or land sale contracts that include a nonrefundable deposit are cancelled. Revenues from forfeited deposits are immaterial.
Within our homebuilding operations, substantially all of our contracts with customers and the related performance obligations have an original expected duration of one year or less.

Community Sales Office and Other Marketing- and Model Home-Related Costs. Community sales office and other marketing- and model home-related costs are either recorded as inventories, capitalized as property and equipment, or expensed to selling, general and administrative expenses as incurred. Costs related to the construction of a model home, inclusive of upgrades that will be sold as part of the home, are recorded as inventories and recognized as construction and land costs when the model home is delivered to a homebuyer. Costs to furnish and ready a model home or on-site community sales facility that will not be sold as part of the model home, such as model furnishings, community sales office and model complex grounds, sales office construction and sales office furniture and equipment, are capitalized as property and equipment under “model furnishings and sales office improvements.” Model furnishings and sales office improvements are depreciated to selling, general and administrative expenses over their estimated useful lives. Other costs incurred related to the marketing of a community, removing the on-site community sales facility and readying a completed (model) home for sale are expensed to selling, general and administrative expenses as incurred.
Financial Services Revenues. Our financial services reporting segment generates revenues primarily from title services and insurance commissions. Revenues from title services are recognized when policies are issued, which generally occurs at the time each applicable home sale is closed. We receive insurance commissions from various third-party insurance carriers for arranging for the carriers to provide homeowner and other insurance policies for our homebuyers that elect to obtain such coverage. In addition, each time a homebuyer renews their insurance policy with the insurance carrier, we receive a renewal commission. Revenues from insurance commissions are recognized when the insurance carrier issues an initial insurance policy to our homebuyer, which generally occurs at the time each applicable home sale is closed. As our performance obligations for policy renewal commissions are satisfied upon issuance of the initial insurance policy, insurance commissions for renewals are considered variable consideration under ASC 606. Accordingly, we estimate the probable future renewal commissions when an initial policy is issued and record a corresponding contract asset and insurance commission revenues. We estimate the amount of variable consideration based on historical renewal trends and constrain the estimate such that it is probable that a significant reversal of cumulative recognized revenue will not occur. We also consider the likelihood and magnitude of a potential future reversal of revenue and update our assessment at the end of each reporting period. The contract assets for estimated future renewal commissions are included in other assets within financial services and totaled $19.8 million at February 28, 2019. Contract assets totaling $19.7 million were recognized on December 1, 2018 in connection with the adoption of ASC 606.
Disaggregation of Revenues. Our homebuilding operations accounted for 99.7% of our total revenues for the year ended November 30, 2018, with most of those revenues generated from home sale contracts with customers. Our financial services operations accounted for the remaining .3% of total revenues for the year ended November 30, 2018. Due to the nature of our revenue-generating activities, we believe the disaggregation of revenues as reported in our consolidated statement of operations, and as disclosed by homebuilding reporting segment in Note 2 – Segment Information and for our financial services reporting segment in Note 3 – Financial Services, fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
Recent Accounting Pronouncements Not Yet Adopted. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under this guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for us beginning December 1, 2019 (with early adoption permitted). Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarifies how to apply certain aspects of ASU 2016-02. We expect to adopt ASU 2016-02, ASU 2018-10 and ASU 2018-11 beginning December 1, 2019. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”), and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for us beginning December 1, 2019 (with early adoption permitted), and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the TCJA is recognized. We expect to adopt ASU 2018-02 beginning December 1, 2019. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
Reclassifications. Certain amounts in our consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

2.	Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of February 28, 2019, our homebuilding reporting segments conducted ongoing operations in the following states:
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
We offer mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), an unconsolidated joint venture we formed with Stearns Lending, LLC (“Stearns”). We and Stearns each have a 50.0% ownership interest, with Stearns providing management oversight of KBHS’ operations. The financial services reporting segment is separately reported in our consolidated financial statements.
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

The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended February 28,
	2019	2018
Revenues:
West Coast	$305,810	$386,652
Southwest	157,656	151,899
Central	241,592	244,181
Southeast	103,730	86,473
Total	$808,788	$869,205

Pretax income (loss):
West Coast	$17,916	$31,593
Southwest	22,072	14,977
Central	18,583	19,095
Southeast	(545)	1,320
Corporate and other	(25,988)	(22,824)
Total	$32,038	$44,161

Inventory impairment charges:
West Coast	$3,196	$4,699
Southwest	—	—
Central	—	—
Southeast	—	—
Total	$3,196	$4,699

Land option contract abandonment charges:
West Coast	$55	$208
Southwest	59	—
Central	245	78
Southeast	—	—
Total	$359	$286

	February 28, 2019	November 30, 2018
Inventories:
Homes under construction
West Coast	$560,514	$514,099
Southwest	170,760	173,036
Central	319,931	312,366
Southeast	138,705	125,651
Subtotal	1,189,910	1,125,152

	February 28, 2019	November 30, 2018
Land under development
West Coast	1,053,533	1,059,432
Southwest	426,106	404,201
Central	561,979	543,472
Southeast	209,351	212,831
Subtotal	2,250,969	2,219,936

Land held for future development or sale
West Coast	159,644	154,462
Southwest	30,761	21,137
Central	7,835	9,346
Southeast	44,644	52,806
Subtotal	242,884	237,751
Total	$3,683,763	$3,582,839

Assets:
West Coast	$1,983,539	$1,880,516
Southwest	672,264	631,509
Central	1,021,616	1,017,490
Southeast	442,982	463,224
Corporate and other	1,023,980	1,068,452
Total	$5,144,381	$5,061,191

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended February 28,
	2019	2018
Revenues
Insurance commissions	$1,472	$1,352
Title services	1,217	1,066
Interest income	6	—
Total	2,695	2,418

Expenses
General and administrative	(1,024)	(953)
Operating income	1,671	1,465
Equity in income of unconsolidated joint ventures	802	419
Pretax income	$2,473	$1,884

	February 28, 2019	November 30, 2018
Assets
Cash and cash equivalents	$717	$760
Receivables	1,602	2,885
Investments in unconsolidated joint ventures	6,995	8,594
Other assets (a)	19,961	141
Total assets	$29,275	$12,380
Liabilities
Accounts payable and accrued expenses	$1,174	$1,495
Total liabilities	$1,174	$1,495

(a)
Other assets at February 28, 2019 included $19.8 million of contract assets for estimated future renewal commissions due to our adoption of ASC 606 effective December 1, 2018, as described in Note 1 – Basis of Presentation and Significant Accounting Policies.

4.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended February 28,
	2019	2018
Numerator:
Net income (loss)	$30,011	$(71,255)
Less: Distributed earnings allocated to nonvested restricted stock	(14)	—
Less: Undistributed earnings allocated to nonvested restricted stock	(176)	—
Numerator for basic earnings (loss) per share	29,821	(71,255)
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	541	—
Add: Undistributed earnings allocated to nonvested restricted stock	176	—
Less: Undistributed earnings reallocated to nonvested restricted stock	(158)	—
Numerator for diluted earnings (loss) per share	$30,380	$(71,255)

Denominator:
Weighted average shares outstanding — basic	86,972	87,155
Effect of dilutive securities:
Share-based payments	4,202	—
Convertible senior notes	5,788	—
Weighted average shares outstanding — diluted	96,962	87,155
Basic earnings (loss) per share	$.34	$(.82)
Diluted earnings (loss) per share	$.31	$(.82)
We compute earnings (loss) per share using the two-class method, which is an allocation of earnings (losses) between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 28, 2019 or 2018.

For the three-month period ended February 28, 2019, outstanding stock options to purchase .8 million shares of our common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. The diluted earnings per share calculation for the three months ended February 28, 2019 included the dilutive effect of the $230.0 million in aggregate principal amount of our 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”) based on the number of days they were outstanding during the period. We repaid the notes at their February 1, 2019 maturity.
For the three months ended February 28, 2018, all outstanding stock options, contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”), and the impact of our 1.375% Convertible Senior Notes due 2019 were excluded from the diluted loss per share calculation because the effect of their inclusion would have been antidilutive. Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.

5.	Receivables
Receivables consisted of the following (in thousands):

	February 28, 2019	November 30, 2018
Recoveries related to self-insurance and other legal claims	$149,719	$138,261
Due from utility companies, improvement districts and municipalities	115,250	113,434
Refundable deposits and bonds	13,734	14,115
Recoveries related to warranty and other claims	4,111	4,750
Other	42,086	33,775
Subtotal	324,900	304,335
Allowance for doubtful accounts	(11,291)	(11,505)
Total	$313,609	$292,830

6.	Inventories
Inventories consisted of the following (in thousands):

	February 28, 2019	November 30, 2018
Homes under construction	$1,189,910	$1,125,152
Land under development	2,250,969	2,219,936
Land held for future development or sale (a)	242,884	237,751
Total	$3,683,763	$3,582,839
(a)    Land held for sale totaled $27.8 million at February 28, 2019 and $9.8 million at November 30, 2018.
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

Our interest costs were as follows (in thousands):

	Three Months Ended February 28,
	2019	2018
Capitalized interest at beginning of period	$209,129	$262,191
Interest incurred	34,788	39,944
Interest amortized to construction and land costs (a)	(30,547)	(42,350)
Capitalized interest at end of period (b)	$213,370	$259,785

(a)	Interest amortized to construction and land costs for the three months ended February 28, 2019 and 2018 included $.6 million and $1.0 million, respectively, related to land sales during the periods.

(b)	Capitalized interest amounts reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

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
We evaluated 18 and 29 communities or land parcels for recoverability during the three months ended February 28, 2019 and 2018, respectively. The carrying value of those communities or land parcels evaluated during the three months ended February 28, 2019 and 2018 was $96.2 million and $200.1 million, respectively. The communities or land parcels evaluated during the three months ended February 28, 2019 and 2018 included certain communities or land parcels previously held for future development that were reactivated as part of our efforts to improve our asset efficiency under our Returns-Focused Growth Plan.
Based on the results of our evaluations, we recognized inventory impairment charges of $3.2 million for the three months ended February 28, 2019 and $4.7 million for the three months ended February 28, 2018. The impairment charges for the three-month periods ended February 28, 2019 and 2018 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended February 28,
Unobservable Input	2019	2018
Average selling price	$1,045,400	$774,100
Deliveries per month	1	3
Discount rate	17%	18%
As of February 28, 2019, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $159.1 million, representing 22 communities and various other land parcels. As of November 30, 2018, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $156.1 million, representing 22 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.4 million and $.3 million for the three-month periods ended February 28, 2019 and 2018, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.

8.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at February 28, 2019 and November 30, 2018 was a VIE, but we were not the primary beneficiary of the VIE. All of our joint ventures at February 28, 2019 and November 30, 2018 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of February 28, 2019 and November 30, 2018, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2019		November 30, 2018
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$22,733	$758,458	$26,542	$784,334
Other land option contracts and other similar contracts	27,069	475,740	27,288	586,904
Total	$49,802	$1,234,198	$53,830	$1,371,238
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $43.6 million at February 28, 2019 and $46.9 million at November 30, 2018. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract or other similar contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $5.5 million at February 28, 2019 and $21.8 million at November 30, 2018.

9.	Investments in Unconsolidated Joint Ventures
We have investments in unconsolidated joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, according to our respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents. For distributions we receive from these unconsolidated joint ventures, we have elected to use the cumulative earnings approach for our consolidated statements of cash flows. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are treated as returns on investment within operating cash flows and those in excess of that amount are treated as returns of investment within investing cash flows.
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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended February 28,
	2019	2018
Revenues	$12,192	$8,797
Construction and land costs	(12,220)	(8,816)
Other expense, net	(628)	(1,372)
Loss	$(656)	$(1,391)
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	February 28, 2019	November 30, 2018
Assets
Cash	$16,598	$18,567
Inventories	127,377	131,074
Other assets	446	530
Total assets	$144,421	$150,171
Liabilities and equity
Accounts payable and other liabilities	$11,254	$11,374
Notes payable (a)	22,045	17,956
Equity	111,122	120,841
Total liabilities and equity	$144,421	$150,171

(a)
As of February 28, 2019 and November 30, 2018, one of our unconsolidated joint ventures had a construction loan agreement with a third-party lender to finance its land development activities, with the outstanding debt secured by the underlying property and related project assets and non-recourse to us. All of the outstanding secured debt at February 28,

2019 is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at February 28, 2019 or November 30, 2018.
The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	February 28, 2019	November 30, 2018
Number of investments in unconsolidated joint ventures	6	6
Investments in unconsolidated joint ventures	$57,134	$61,960
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	25	36
We and our partner in the unconsolidated joint venture that has the above-noted outstanding construction loan agreement at February 28, 2019 provide certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity of the lender from environmental issues. Our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of February 28, 2019, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements.
We are committed to purchase all 25 unconsolidated joint venture lots controlled under land option and other similar contracts at February 28, 2019 from one of our unconsolidated joint ventures. The purchase will be made in quarterly takedowns over the next year for an aggregate purchase price of $11.8 million under agreements that we entered into with the unconsolidated joint venture in 2016.

10.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	February 28, 2019	November 30, 2018
Computer software and equipment	$22,953	$20,940
Model furnishings and sales office improvements (a)	61,747	—
Leasehold improvements, office furniture and equipment (b)	15,385	23,491
Subtotal	100,085	44,431
Less accumulated depreciation (a)	(44,755)	(20,148)
Total	$55,330	$24,283

(a)
The balance at February 28, 2019 reflects a change in the classification of certain community sales office and marketing- and model home-related costs and related accumulated amortization from inventories to property and equipment, net due to our adoption of ASC 606 effective December 1, 2018, as described in Note 1 – Basis of Presentation and Significant Accounting Policies.

(b)
In January 2019, we completed the sale and leaseback of our office building in San Antonio, Texas. The sale generated net cash proceeds of $5.8 million and a gain of $2.2 million, which will be recognized on a straight-line basis over a 10-year lease term until our adoption of ASU 2016-02, when the remaining gain will be recognized as a transition adjustment to retained earnings.

11.	Other Assets
Other assets consisted of the following (in thousands):

	February 28, 2019	November 30, 2018
Cash surrender value of corporate-owned life insurance contracts	$74,649	$73,721
Prepaid expenses and other	14,911	9,379
Total	$89,560	$83,100

12.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28, 2019	November 30, 2018
Self-insurance and other litigation liabilities	$297,361	$283,651
Employee compensation and related benefits	101,444	148,549
Warranty liability	84,191	82,490
Accrued interest payable	46,498	31,180
Inventory-related obligations (a)	23,319	40,892
Customer deposits	20,122	19,491
Real estate and business taxes	9,529	16,639
Other	48,917	43,376
Total	$631,381	$666,268

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

13.	Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended February 28,
	2019	2018
Income tax expense	$4,500	$117,300
Effective tax rate	13.0%	254.8%
Our income tax expense and effective tax rate for the three months ended February 28, 2019 included the favorable effects of a $3.3 million reversal of a deferred tax asset valuation allowance and $2.0 million of excess tax benefits related to stock-based compensation, which were partly offset by $.8 million of other items.
Our income tax expense and effective tax rate for the three months ended February 28, 2018 included a non-cash charge of $111.2 million for the estimated impacts of the TCJA, which was enacted into law on December 22, 2017. Of the total charge, $107.9 million related to the accounting re-measurement of our deferred tax assets based on the reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, under the TCJA. The remaining $3.3 million was due to our establishing a federal deferred tax asset valuation allowance for the sequestration of refundable alternative minimum tax (“AMT”) credits. Our income tax expense and effective tax rate for the three months ended February 28, 2018 also reflected the favorable net impacts of federal energy tax credits of $4.0 million and excess tax benefits of $2.2 million related to stock-based compensation. The federal energy tax credits for the three-month period ended February 28, 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
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
Our deferred tax assets of $453.6 million as of February 28, 2019 and $465.4 million as of November 30, 2018 were partly offset by valuation allowances of $20.3 million and $23.6 million, respectively. During the three-month period ended February 28, 2019, we reversed the above-mentioned $3.3 million federal deferred tax asset valuation allowance due to the Internal Revenue Service’s announcement in January 2019 that refundable AMT credits will not be subject to sequestration for taxable years beginning after December 31, 2017. The deferred tax asset valuation allowances as of February 28, 2019 and November 30, 2018 were primarily related to certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard at those dates. Based on our evaluation of our deferred tax assets as of February 28, 2019, we determined that most of our deferred tax assets would be realized. Therefore, other than the $3.3 million reversal discussed above, no adjustments to our deferred tax valuation allowance were needed for the three months ended February 28, 2019.
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
Unrecognized Tax Benefits. As of February 28, 2019 and November 30, 2018, we had no gross unrecognized tax benefits (including interest and penalties). The fiscal years ending 2015 and later remain open to federal examinations, while 2014 and later remain open to state examinations.

14.	Notes Payable
Notes payable consisted of the following (in thousands):

	February 28, 2019	November 30, 2018
Mortgages and land contracts due to land sellers and other loans	$12,018	$40,038
4.75% Senior notes due May 15, 2019	399,764	399,483
8.00% Senior notes due March 15, 2020	348,199	347,790
7.00% Senior notes due December 15, 2021	447,554	447,359
7.50% Senior notes due September 15, 2022	347,861	347,731
7.625% Senior notes due May 15, 2023	352,081	248,074
6.875% Senior notes due June 15, 2027	296,112	—
1.375% Convertible senior notes due February 1, 2019	—	229,788
Total	$2,203,589	$2,060,263
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, premiums and discounts, which totaled $8.4 million at February 28, 2019 and $9.8 million at November 30, 2018.
Unsecured Revolving Credit Facility. We have a $500.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on July 27, 2021. The Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $600.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .30% to .45% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2019, we had no cash borrowings and $33.1 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 28, 2019, we had $466.9 million available for cash borrowings under the Credit Facility, with up to $216.9 million of that amount available for the issuance of letters of credit.
Letter of Credit Facilities. On February 13, 2019, we entered into a new unsecured letter of credit agreement with a financial institution (“New LOC Facility”). Under the New LOC Facility, which expires on February 13, 2022, we may issue up to $50.0 million of letters of credit. We maintain the New LOC Facility and a cash-collateralized letter of credit facility (together, the “LOC Facilities”) to obtain letters of credit from time to time in the ordinary course of operating our business. As of February 28, 2019, we had $.3 million letters of credit outstanding under the LOC Facilities. We had no letters of credit outstanding under the LOC Facilities at November 30, 2018.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 28, 2019, inventories having a carrying value of $138.2 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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
Senior Notes. On February 1, 2019, we repaid the entire $230.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2019 at their maturity.
On February 20, 2019, pursuant to the 2017 Shelf Registration, we completed concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% senior notes due 2027 (“6.875% Senior Notes due 2027”) at 100.000% of their aggregate principal amount, and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% senior notes due 2023 (“7.625% Senior Notes due 2023”) at 105.250% of their aggregate principal amount plus accrued interest from November 15, 2018 (the last date on which interest was paid on the existing 2023 senior notes) to the date of delivery. Net proceeds from these offerings totaled $400.0 million, after deducting the underwriting discount and our expenses relating to the offerings, and were applied towards the optional redemption of the entire $400.0 million in aggregate principal amount of our 4.75% senior notes due 2019 (“4.75% Senior Notes due 2019”) before their May 15, 2019 maturity date, which redemption we announced on February 5, 2019 and completed on March 8, 2019.
All of our senior notes outstanding at February 28, 2019 and November 30, 2018 represent senior unsecured obligations that are guaranteed on an unsecured basis by certain of our subsidiaries that guarantee our obligations under the Credit Facility and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. Interest on each of these senior notes is payable semi-annually.
The indenture governing our senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale and leaseback transactions involving property above a certain specified value. In addition, the indenture contains certain limitations related to mergers, consolidations, and sales of assets.
As of February 28, 2019, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of February 28, 2019, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2019 – $412.0 million; 2020 – $350.0 million; 2021 – $0; 2022 – $800.0 million; 2023 – $350.0 million; and thereafter – $300.0 million.

15.	Fair Value Disclosures
Fair value measurements of assets and liabilities are categorized based on the following hierarchy:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy, pre-impairment value, inventory impairment charges and fair value for our assets measured at fair value on a nonrecurring basis for the three months ended February 28, 2019 and the year ended November 30, 2018 (in thousands):

		February 28, 2019			November 30, 2018
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$9,917	$(3,196)	$6,721	$70,156	$(26,104)	$44,052

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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 28, 2019		November 30, 2018
	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$2,191,571	$2,298,750	$1,790,437	$1,853,438
Convertible senior notes	Level 2	—	—	229,788	229,425

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

16.	Commitments and Contingencies
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended February 28,
	2019	2018
Balance at beginning of period	$82,490	$69,798
Warranties issued	6,294	7,764
Payments	(4,593)	(5,717)
Balance at end of period	$84,191	$71,845
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
We self-insure a portion of our overall risk through the use of a captive insurance subsidiary, which provides coverage for our exposure to construction defect, bodily injury and property damage claims and related litigation or regulatory actions, up to certain limits. Our self-insurance liability generally covers the costs of settlements and/or repairs, if any, as well as our costs to defend and resolve the following types of claims:

•
Construction defect: Construction defect claims, which represent the largest component of our self-insurance liability, typically originate through a legal or regulatory process rather than directly by a homeowner and involve the alleged occurrence of a condition affecting two or more homes within the same community, or they involve a common area or homeowners association property within a community. These claims typically involve higher costs to resolve than individual homeowner warranty claims, and the rate of claims is highly variable.

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
Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $57.2 million and $56.9 million are included in receivables in our consolidated balance sheets at February 28, 2019 and November 30, 2018, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment, and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended February 28,
	2019	2018
Balance at beginning of period	$176,841	$177,695
Self-insurance expense (a)	3,747	4,401
Payments (b)	(2,726)	(1,401)
Balance at end of period	$177,862	$180,695

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Includes net changes in estimated probable insurance and other recoveries, which are recorded in receivables, to present our self-insurance liability on a gross basis.
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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and other claims totaled $4.1 million at February 28, 2019 and $4.8 million at November 30, 2018. We believe the collection of these receivables is probable based on our history of collections for similar claims.
Northern California Claims. In the 2017 third quarter, we received claims from a homeowners association alleging approximately $100.0 million of damages from purported construction defects at a completed townhome community in Northern California. We continue to investigate these allegations, and to exchange information with the association, whose claims for damages have increased to $142.0 million in December 2018. Arbitral discovery begins in the second quarter of 2019 and we will be evaluating information revealed in discovery in the second and third quarters of 2019. At February 28, 2019, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this stage of our investigation into these allegations, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible. Our investigation has involved identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs. In September 2018, a binding arbitration proceeding on this matter was scheduled to begin on July 1, 2019.
Florida Chapter 558 Actions (Individual and Homeowner Association Claims). We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of February 28, 2019, we had approximately 560 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At February 28, 2019, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 28, 2019, we had $707.6 million of performance bonds and $33.4 million of letters of credit outstanding. At November 30, 2018, we had $689.3 million of performance bonds and $28.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 28, 2019, we had total cash deposits of $49.8 million to purchase land having an aggregate purchase price of $1.23 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

17.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2019, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

18.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended February 28, 2019
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2018	119,196	(8,157)	(24,113)	$119,196	$753,570	$1,897,168	$(9,565)	$(88,472)	$(584,397)	$2,087,500
Cumulative effect of adoption of ASC 606	—	—	—	—	—	11,610	—	—	—	11,610
Net income	—	—	—	—	—	30,011	—	—	—	30,011
Dividends on common stock	—	—	—	—	—	(2,266)	—	—	—	(2,266)
Employee stock options/other	62	—	—	62	770	—	—	—	—	832
Stock awards	—	297	(151)	—	(3,151)	—	—	3,226	(75)	—
Stock-based compensation	—	—	—	—	4,152	—	—	—	—	4,152
Tax payments associated with stock-based compensation awards	—	—	—	—	—	—	—	—	(3,342)	(3,342)
Balance at February 28, 2019	119,258	(7,860)	(24,264)	$119,258	$755,341	$1,936,523	$(9,565)	$(85,246)	$(587,814)	$2,128,497

	Three Months Ended February 28, 2018
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2017	117,946	(8,898)	(22,021)	$117,946	$727,483	$1,735,695	$(16,924)	$(96,509)	$(541,380)	$1,926,311
Net loss	—	—	—	—	—	(71,255)	—	—	—	(71,255)
Dividends on common stock	—	—	—	—	—	(2,322)	—	—	—	(2,322)
Employee stock options/other	268	—	—	268	2,678	—	—	—	—	2,946
Stock awards	—	438	(10)	—	(4,551)	—	—	4,749	(198)	—
Stock-based compensation	—	—	—	—	3,829	—	—	—	—	3,829
Tax payments associated with stock-based compensation awards	—	—	(217)	—	—	—	—	—	(6,787)	(6,787)
Balance at February 28, 2018	118,214	(8,460)	(22,248)	$118,214	$729,439	$1,662,118	$(16,924)	$(91,760)	$(548,365)	$1,852,722
On February 15, 2019, the management development and compensation committee of our board of directors approved the payout of 297,260 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on October 8, 2015. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on average return on invested capital and cumulative earnings per share, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2015 through November 30, 2018. Of the shares of common stock paid out, 147,382 shares or $3.3 million, were purchased by us in the 2019 first quarter to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
As of February 28, 2019, we were authorized to repurchase 2,193,947 shares of our common stock under a board of directors approved share repurchase program. We did not repurchase any of our common stock under this program in the three months ended February 28, 2019.

Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary to settle outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. As of February 28, 2019, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan pursuant to the board of directors authorization.
During each of the three-month periods ended February 28, 2019 and 2018, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock.

19.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the three months ended February 28, 2019:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	7,237,544	$16.02
Granted	—	—
Exercised	(62,292)	13.36
Cancelled	—	—
Options outstanding at end of period	7,175,252	$16.04
Options exercisable at end of period	6,886,378	$16.04
As of February 28, 2019, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 3.8 years and 3.6 years, respectively. There was $.1 million of total unrecognized compensation expense related to unvested stock option awards as of February 28, 2019 that is expected to be recognized over a weighted average period of 0.6 years. For the three months ended February 28, 2019, stock-based compensation expense was nominal compared to $.2 million for the three months ended February 28, 2018. The aggregate intrinsic values of stock options outstanding and stock options exercisable were $62.3 million and $60.4 million, respectively, at February 28, 2019. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $4.1 million and $3.7 million for the three months ended February 28, 2019 and 2018, respectively, related to restricted stock and PSUs.

20.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended February 28,
	2019	2018
Summary of cash and cash equivalents at end of period:
Homebuilding	$511,690	$560,255
Financial services	717	551
Total	$512,407	$560,806
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(15,318)	$(9,696)
Income taxes paid	113	1,639

	Three Months Ended February 28,
	2019	2018
Supplemental disclosures of non-cash activities:
Decrease in inventories due to adoption of ASC 606	$(35,288)	$—
Increase in property and equipment, net due to adoption of ASC 606	31,194	—
Increase (decrease) in consolidated inventories not owned	(16,262)	8,466
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	1,946	2,699
Inventories acquired through seller financing	—	36,697

21.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of February 28, 2019.

Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended February 28, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$744,453	$67,030	$—	$811,483
Homebuilding:
Revenues	$—	$744,453	$64,335	$—	$808,788
Construction and land costs	—	(611,041)	(59,814)	—	(670,855)
Selling, general and administrative expenses	(25,382)	(75,540)	(5,672)	—	(106,594)
Operating income (loss)	(25,382)	57,872	(1,151)	—	31,339
Interest income	1,014	—	91	—	1,105
Interest expense	(33,195)	(321)	(1,272)	34,788	—
Intercompany interest	77,972	(41,738)	(1,446)	(34,788)	—
Equity in loss of unconsolidated joint ventures	—	(406)	—	—	(406)
Homebuilding pretax income (loss)	20,409	15,407	(3,778)	—	32,038
Financial services pretax income	—	—	2,473	—	2,473
Total pretax income (loss)	20,409	15,407	(1,305)	—	34,511
Income tax expense	(700)	(3,400)	(400)	—	(4,500)
Equity in net income of subsidiaries	10,302	—	—	(10,302)	—
Net income (loss)	$30,011	$12,007	$(1,705)	$(10,302)	$30,011

	Three Months Ended February 28, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$794,689	$76,934	$—	$871,623
Homebuilding:
Revenues	$—	$794,689	$74,516	$—	$869,205
Construction and land costs	—	(664,096)	(65,382)	—	(729,478)
Selling, general and administrative expenses	(22,166)	(67,117)	(6,441)	—	(95,724)
Operating income (loss)	(22,166)	63,476	2,693	—	44,003
Interest income	998	5	—	—	1,003
Interest expense	(37,972)	(689)	(1,283)	39,944	—
Intercompany interest	72,846	(30,954)	(1,948)	(39,944)	—
Equity in loss of unconsolidated joint ventures	—	(845)	—	—	(845)
Homebuilding pretax income (loss)	13,706	30,993	(538)	—	44,161
Financial services pretax income	—	—	1,884	—	1,884
Total pretax income	13,706	30,993	1,346	—	46,045
Income tax expense	(44,700)	(48,100)	(24,500)	—	(117,300)
Equity in net loss of subsidiaries	(40,261)	—	—	40,261	—
Net loss	$(71,255)	$(17,107)	$(23,154)	$40,261	$(71,255)

Condensed Consolidating Balance Sheets (in thousands)

	February 28, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$415,471	$80,346	$15,873	$—	$511,690
Receivables	4,291	228,879	80,439	—	313,609
Inventories	—	3,435,361	248,402	—	3,683,763
Investments in unconsolidated joint ventures	—	57,134	—	—	57,134
Property and equipment, net	20,363	32,002	2,965	—	55,330
Deferred tax assets, net	80,339	299,769	53,187	—	433,295
Other assets	84,083	3,419	2,058	—	89,560
	604,547	4,136,910	402,924	—	5,144,381
Financial services	—	—	29,275	—	29,275
Intercompany receivables	3,757,220	—	174,018	(3,931,238)	—
Investments in subsidiaries	104,040	—	—	(104,040)	—
Total assets	$4,465,807	$4,136,910	$606,217	$(4,035,278)	$5,173,656
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$122,161	$443,269	$274,966	$—	$840,396
Notes payable	2,166,461	12,018	25,110	—	2,203,589
	2,288,622	455,287	300,076	—	3,043,985
Financial services	—	—	1,174	—	1,174
Intercompany payables	48,688	3,666,215	216,335	(3,931,238)	—
Stockholders’ equity	2,128,497	15,408	88,632	(104,040)	2,128,497
Total liabilities and stockholders’ equity	$4,465,807	$4,136,910	$606,217	$(4,035,278)	$5,173,656

	November 30, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$429,977	$114,269	$30,113	$—	$574,359
Receivables	5,135	198,465	89,230	—	292,830
Inventories	—	3,314,386	268,453	—	3,582,839
Investments in unconsolidated joint ventures	—	61,960	—	—	61,960
Property and equipment, net	18,450	5,523	310	—	24,283
Deferred tax assets, net	84,564	303,669	53,587	—	441,820
Other assets	77,288	4,007	1,805	—	83,100
	615,414	4,002,279	443,498	—	5,061,191
Financial services	—	—	12,380	—	12,380
Intercompany receivables	3,569,422	—	158,760	(3,728,182)	—
Investments in subsidiaries	67,657	—	—	(67,657)	—
Total assets	$4,252,493	$4,002,279	$614,638	$(3,795,839)	$5,073,571
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$126,176	$584,321	$213,816	$—	$924,313
Notes payable	1,995,115	40,038	25,110	—	2,060,263
	2,121,291	624,359	238,926	—	2,984,576
Financial services	—	—	1,495	—	1,495
Intercompany payables	43,702	3,377,920	306,560	(3,728,182)	—
Stockholders’ equity	2,087,500	—	67,657	(67,657)	2,087,500
Total liabilities and stockholders’ equity	$4,252,493	$4,002,279	$614,638	$(3,795,839)	$5,073,571

Condensed Consolidating Statements of Cash Flows (in thousands)

	Three Months Ended February 28, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$13,062	$(337,286)	$126,014	$—	$(198,210)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(2,527)	—	—	(2,527)
Return of investments in unconsolidated joint ventures	—	5,001	—	—	5,001
Proceeds from sale of building	—	5,804	—	—	5,804
Purchases of property and equipment, net	(2,068)	(2,032)	(5,925)	—	(10,025)
Intercompany	(190,765)	—	—	190,765	—
Net cash provided by (used in) investing activities	(192,833)	6,246	(5,925)	190,765	(1,747)
Cash flows from financing activities:
Proceeds from issuance of debt	405,250	—	—	—	405,250
Payment of debt issuance costs	(5,209)	—	—	—	(5,209)
Repayment of senior notes	(230,000)	—	—	—	(230,000)
Borrowings under revolving credit facility	140,000	—	—	—	140,000
Repayments under revolving credit facility	(140,000)	—	—	—	(140,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(28,020)	—	—	(28,020)
Issuance of common stock under employee stock plans	832	—	—	—	832
Tax payments associated with stock-based compensation awards	(3,342)	—	—	—	(3,342)
Payments of cash dividends	(2,266)	—	—	—	(2,266)
Intercompany	—	325,137	(134,372)	(190,765)	—
Net cash provided by (used in) financing activities	165,265	297,117	(134,372)	(190,765)	137,245
Net decrease in cash and cash equivalents	(14,506)	(33,923)	(14,283)	—	(62,712)
Cash and cash equivalents at beginning of period	429,977	114,269	30,873	—	575,119
Cash and cash equivalents at end of period	$415,471	$80,346	$16,590	$—	$512,407

	Three Months Ended February 28, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$3,066	$(137,254)	$(7,492)	$—	$(141,680)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(8,025)	—	—	(8,025)
Return of investments in unconsolidated joint ventures	—	1,099	—	—	1,099
Sale (purchases) of property and equipment, net	(1,776)	(177)	29	—	(1,924)
Intercompany	(114,691)	—	—	114,691	—
Net cash provided by (used in) investing activities	(116,467)	(7,103)	29	114,691	(8,850)
Cash flows from financing activities:
Payments on mortgages and land contracts due to land sellers and other loans	—	(2,442)	(920)	—	(3,362)
Issuance of common stock under employee stock plans	2,946	—	—	—	2,946
Tax payments associated with stock-based compensation awards	(6,787)	—	—	—	(6,787)
Payments of cash dividends	(2,322)	—	—	—	(2,322)
Intercompany	—	118,004	(3,313)	(114,691)	—
Net cash provided by (used in) financing activities	(6,163)	115,562	(4,233)	(114,691)	(9,525)
Net decrease in cash and cash equivalents	(119,564)	(28,795)	(11,696)	—	(160,055)
Cash and cash equivalents at beginning of period	575,193	104,120	41,548	—	720,861
Cash and cash equivalents at end of period	$455,629	$75,325	$29,852	$—	$560,806

22.	Subsequent Event
On March 8, 2019, we optionally redeemed the entire $400.0 million in aggregate principal amount of our 4.75% Senior Notes due 2019, which were scheduled to mature on May 15, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended February 28,
	2019	2018	Variance
Revenues:
Homebuilding	$808,788	$869,205	(7)%
Financial services	2,695	2,418	11
Total revenues	$811,483	$871,623	(7)%
Pretax income:
Homebuilding	$32,038	$44,161	(27)%
Financial services	2,473	1,884	31
Total pretax income	34,511	46,045	(25)
Income tax expense	(4,500)	(117,300)	(96)%
Net income (loss)	$30,011	$(71,255)	(a)
Basic earnings (loss) per share	$.34	$(.82)	(a)
Diluted earnings (loss) per share	$.31	$(.82)	(a)

(a)	Percentage not meaningful.

While fundamental housing market factors were generally favorable in the 2019 first quarter, with strong employment levels, relatively high consumer confidence and a limited supply of homes available for sale, affordability concerns, stemming from several years of home price appreciation and a rise in mortgage interest rates, that emerged in the latter part of 2018 continued to temper homebuyer demand. The year-over-year decline in our net order and backlog values for the second half of 2018, which primarily resulted from our lower overall average community count for the year, together with the related homebuyer demand dynamics, negatively impacted our results for the 2019 first quarter compared to the year-earlier quarter, including with respect to our homes delivered, revenues, pretax income, net orders and backlog. In light of consumers’ heightened affordability concerns, we are implementing targeted product refinements in certain communities, including the addition of smaller square footage plans that offer comparable room count and livability, while retaining a wide range of choice for our customers. At the same time, we are encouraged that our net order activity improved over the course of the quarter as mortgage interest rates stabilized and moderated. We believe a continuation of these trends would enable us to generate year over year revenue growth in the 2019 second half.
Within our homebuilding operations, housing revenues for the 2019 first quarter declined 8% year over year to $798.2 million, as the number of homes we delivered decreased 3% to 2,152 and the overall average selling price of those homes declined 5% to $370,900. Homebuilding operating income for the quarter decreased 29% year over year to $31.3 million, and, as a percentage of related revenues, declined 120 basis points to 3.9%. Our housing gross profits for the quarter decreased compared to the year-earlier period mainly due to the lower volume of homes delivered and corresponding lower housing revenues, partially offset by a 100 basis point increase in our housing gross profit margin to 17.1%. The expansion of our housing gross profit margin primarily reflected a reduction in the amortization of previously capitalized interest and accounting changes resulting from our adoption of ASC 606, effective December 1, 2018, partly offset by other items. Our selling, general and administrative expense ratio increased 240 basis points to 13.4% of housing revenues, also reflecting our adoption of ASC 606, as well as increased marketing expenses to support new community openings in the quarter and the impact of legal recoveries and favorable legal settlements in the prior-year quarter. Further information regarding the accounting impacts resulting from our adoption of ASC 606 is provided in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Reflecting the continued effective execution of our three-year Returns-Focused Growth Plan, which is centered around enhancing asset efficiency, reducing leverage and improving returns, we invested $384.2 million in land and land development during the

2019 first quarter and repaid the entire $230.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2019 at their February 1, 2019 maturity.
On February 20, 2019, we completed concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% Senior Notes due 2023. Net proceeds from these offerings totaled $400.0 million, after deducting the underwriting discount and our expenses relating to the offerings, and were applied towards the optional redemption of the entire $400.0 million in aggregate principal amount of our 4.75% Senior Notes due 2019 before their May 15, 2019 maturity date, which redemption we announced on February 5, 2019 and completed on March 8, 2019.
Our financial leverage, as measured by the ratio of debt to capital, was 50.9% at February 28, 2019, compared to 49.7% at November 30, 2018. Our ratio of net debt to capital (a calculation that is described below under “Non-GAAP Financial Measures”) at February 28, 2019 was 44.3%, compared to 41.6% at November 30, 2018, within the targeted range of 35% to 45% under our Returns-Focused Growth Plan.
The following table presents information concerning our net orders, cancellation rates, ending backlog and community count for the three-month periods ended February 28, 2019 and 2018 (dollars in thousands):

	Three Months Ended February 28,
	2019	2018
Net orders	2,675	2,784
Net order value (a)	$1,022,087	$1,173,092
Cancellation rates (b)	20%	20%
Ending backlog — homes	4,631	4,972
Ending backlog — value	$1,658,284	$1,966,683
Ending community count	248	219
Average community count	244	222

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
Net Orders. For the three months ended February 28, 2019, net orders from our homebuilding operations declined 4% from the year-earlier period, reflecting a 12% decrease in monthly net orders per community to 3.7, partly offset by a 10% increase in our overall average community count. The combination of fewer net orders and a 9% decrease in the overall average selling price of those orders, mainly stemming from a shift in geographic mix, resulted in the value of our 2019 first quarter net orders decreasing 13% from the year-earlier quarter. The year-over-year decline in overall net order value reflected decreases in our West Coast, Southwest and Central homebuilding reporting segments that were partly offset by a 27% increase in our Southeast segment. The largest decrease occurred in our West Coast segment, which posted a 28% year-over-year decline in net order value, reflecting a 13% decrease in net orders and a 16% decline in the average selling price of those orders mainly due to a mix shift, with a higher percentage of net orders generated from markets with lower average selling prices, and the close-out of certain higher priced communities in 2018. While the average community count in our West Coast segment increased, the decline in net orders reflected a 26% year-over-year decrease in net orders per community that was partly due to softer market conditions amid consumer affordability concerns. The year-over-year increase in net order value in our Southeast segment reflected 25% growth in net orders due to the higher average community count in the segment and a slight increase in the average selling price of those orders. Our cancellation rate as a percentage of gross orders for the three months ended February 28, 2019 was flat with the year-earlier quarter.
Backlog. The number of homes in our backlog at February 28, 2019 decreased 7% from February 28, 2018. The potential future housing revenues in our backlog at February 28, 2019 declined 16% from the prior-year period, reflecting the lower number of homes in our backlog and a 9% decrease in the average selling price of those homes primarily due to a shift in geographic mix. The decline in our backlog value reflected year-over-year decreases in our West Coast, Southwest and Central homebuilding reporting segments, partly offset by an increase in our Southeast segment. Our backlog value declined largely as a result of the 14% year-over-year decrease we had at the beginning of the quarter, which primarily reflected our lower overall average community count for 2018, along with the impact from certain West Coast segment communities with average selling prices of $1.1 million to $1.8 million that closed out in 2018.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2019 first quarter increased 10% from the year-earlier period, with increases in all four of our homebuilding reporting segments. Our ending community count rose 13% year over year, with increases in all four of our homebuilding reporting segments, ranging from 4% in our Central segment to 26% in our Southeast segment. Sequentially, our overall 2019 first quarter average community count increased 5% and ending community count increased 3%, both as compared to the 2018 fourth quarter.
To drive future community openings in the remainder of 2019 and beyond, we invested $384.2 million in land and land development during the three months ended February 28, 2019, compared to $465.0 million in the corresponding 2018 period.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2019	2018
Revenues:
Housing	$798,171	$866,540
Land	10,617	2,665
Total	808,788	869,205
Costs and expenses:
Construction and land costs
Housing	(661,328)	(727,080)
Land	(9,527)	(2,398)
Total	(670,855)	(729,478)
Selling, general and administrative expenses	(106,594)	(95,724)
Total	(777,449)	(825,202)
Operating income	$31,339	$44,003
Homes delivered	2,152	2,223
Average selling price	$370,900	$389,800
Housing gross profit margin as a percentage of housing revenues	17.1%	16.1%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	17.6%	16.7%
Adjusted housing gross profit margin as a percentage of housing revenues	21.3%	21.4%
Selling, general and administrative expenses as a percentage of housing revenues	13.4%	11.0%
Operating income as a percentage of homebuilding revenues	3.9%	5.1%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of February 28, 2019, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California and Washington; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended February 28,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2019	2018	2019	2018	2019	2018
West Coast	497	592	699	807	20%	12%
Southwest	483	500	533	568	13	16
Central	824	821	926	996	24	26
Southeast	348	310	517	413	20	22
Total	2,152	2,223	2,675	2,784	20%	20%

	Net Order Value			Average Community Count
Segment	2019	2018	Variance	2019	2018	Variance
West Coast	$420,461	$580,422	(28)%	61	52	17%
Southwest	170,839	176,942	(3)	38	36	6
Central	284,266	299,928	(5)	95	94	1
Southeast	146,521	115,800	27	50	40	25
Total	$1,022,087	$1,173,092	(13)%	244	222	10%

	February 28,
	Backlog – Homes			Backlog – Value
Segment	2019	2018	Variance	2019	2018	Variance
West Coast	917	1,097	(16)%	$533,076	$800,065	(33)%
Southwest	976	1,156	(16)	315,797	352,560	(10)
Central	1,816	1,957	(7)	537,351	599,690	(10)
Southeast	922	762	21	272,060	214,368	27
Total	4,631	4,972	(7)%	$1,658,284	$1,966,683	(16)%
Revenues. Homebuilding revenues for the three months ended February 28, 2019 declined 7% from the year-earlier period to $808.8 million due to a decrease in housing revenues that was partly offset by an increase in land sale revenues.
Housing revenues for the three months ended February 28, 2019 decreased 8% year over year to $798.2 million due to a lower number of homes delivered and a decrease in the overall average selling price of those homes. We delivered 2,152 homes in the 2019 first quarter, down 3%, largely due to the 7% lower backlog level we had at the beginning of the quarter as compared to the year-earlier quarter, which reflected our lower overall average community count for 2018. The lower number of homes delivered was primarily from our West Coast homebuilding reporting segment due to softer market conditions amid consumer affordability concerns that impacted net orders in the latter half of 2018, along with specific community mix impacts. The overall average selling price of homes delivered decreased 5%, reflecting a shift in the geographic mix of homes delivered, with increases in both our Southwest and Southeast homebuilding reporting segments that were more than offset by a lower proportion of homes delivered from our West Coast segment, and the absence of certain West Coast segment communities with average selling prices of $1.1 million to $1.8 million that closed out in 2018. In addition, there was a mix shift within our Central segment, with a lower proportion of deliveries from our Colorado operations.
Land sale revenues totaled $10.6 million for the three months ended February 28, 2019 and $2.7 million for the three months ended February 28, 2018. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income decreased 29% year over year to $31.3 million for the three months ended February 28, 2019. Homebuilding operating income for the 2019 first quarter included total inventory-related charges of $3.6 million, compared to $5.0 million in the corresponding 2018 quarter. As a percentage of homebuilding revenues, our homebuilding operating income for the three months ended February 28, 2019 declined 120 basis points year over year to 3.9%. Excluding inventory-related charges, our homebuilding operating income margin was 4.3% for the three months ended February 28, 2019 and 5.6% for the three months ended February 28, 2018.
The year-over-year decline in our homebuilding operating income for the three months ended February 28, 2019 primarily reflected lower housing gross profits and higher selling, general and administrative expenses.
Housing gross profits of $136.8 million for the three months ended February 28, 2019 decreased 2% from $139.5 million for the year-earlier period, reflecting decreases in the number of homes delivered and housing revenues that were partly offset by a higher housing gross profit margin. Our housing gross profit margin for the 2019 first quarter increased 100 basis points year over year to 17.1%. The improvement in our housing gross profit margin reflected a decrease in the amortization of previously capitalized interest as a percentage of housing revenues resulting from a reduction in interest incurred (approximately 100 basis points), the impact of our adoption of ASC 606 (approximately 70 basis points) and a decrease in inventory-related charges (approximately 10 basis points), partly offset by decreased operating leverage on fixed costs (approximately 60 basis points) and an increase in sales incentives (approximately 20 basis points). In addition, the improvement partly resulted from shifts in the geographic mix of homes delivered between and within our homebuilding reporting segments.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. Interest incurred decreased to $34.8 million for the three months ended February 28, 2019 from $39.9 million for the year-earlier period, largely due to our lower average debt level. All interest incurred during the three-month periods ended February 28, 2019 and 2018 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period. As a result, we had no interest expense for these periods.
Interest amortized to construction and land costs associated with housing operations was $30.0 million and $41.4 million for the three-month periods ended February 28, 2019 and 2018, respectively. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.7% and 4.7% for the three months ended February 28, 2019 and 2018, respectively.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges in the three months ended February 28, 2019 and 2018, our adjusted housing gross profit margin declined 10 basis points from the year-earlier quarter to 21.3%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2019 first quarter rose to $106.6 million from $95.7 million for the year-earlier quarter, mainly due to the above-mentioned accounting changes resulting from the adoption of ASC 606, increased marketing expenses to support new community openings in the quarter and the impact of legal recoveries and favorable legal settlements in the prior-year quarter. As a percentage of housing revenues, our selling, general and administrative expenses increased 240 basis points to 13.4%, reflecting lower housing revenues and higher expenses in the 2019 first quarter as compared to the year-earlier quarter.
Land sale profits totaled $1.1 million for the three months ended February 28, 2019, compared to $.3 million for the year-earlier period.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of February 28, 2019 within five years. The following table presents as of February 28, 2019, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
Inventories	$1,867.1	50%	$1,538.3	42%	$259.6	7%	$18.8	1%	$3,683.8
The inventory balances in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments. These categories collectively represented 92% of our total inventories at February 28, 2019, compared to 91% at November 30, 2018. The inventory balances in the 6-10 years and greater than 10 years categories were primarily located in our West Coast, Southwest and Central homebuilding reporting segments, and together totaled $278.4 million at February 28, 2019, compared to $309.7 million at November 30, 2018. The inventories in the 6-10 years and greater than 10 years categories were generally comprised of land held for future development and active, multi-phase communities with large remaining land positions.
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
We believe that the carrying value of our inventory balance as of February 28, 2019 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses and, as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $1.1 million for the three months ended February 28, 2019 and $1.0 million for the three months ended February 28, 2018. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures improved slightly to $.4 million for the three months ended February 28, 2019, compared to $.8 million for the three months ended February 28, 2018. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
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

Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended February 28,
	2019	2018
Housing revenues	$798,171	$866,540
Housing construction and land costs	(661,328)	(727,080)
Housing gross profits	136,843	139,460
Add: Inventory-related charges (a)	3,555	4,985
Housing gross profits excluding inventory-related charges	140,398	144,445
Add: Amortization of previously capitalized interest (b)	29,986	41,369
Adjusted housing gross profits	$170,384	$185,814
Housing gross profit margin as a percentage of housing revenues	17.1%	16.1%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	17.6%	16.7%
Adjusted housing gross profit margin as a percentage of housing revenues	21.3%	21.4%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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
Adjusted Income Tax Expense, Adjusted Net Income, Adjusted Diluted Earnings Per Share and Adjusted Effective Tax Rate. The following table reconciles our income tax expense, net income (loss), diluted earnings (loss) per share and effective tax rate calculated in accordance with GAAP to the non-GAAP financial measures of our adjusted income tax expense, adjusted net income, adjusted diluted earnings per share and adjusted effective tax rate, respectively (in thousands, except per share amounts and percentages):

	Three Months Ended February 28,
	2019	2018
	As Reported	As Reported	TCJA Adjustment	As Adjusted
Total pretax income	$34,511	$46,045	$—	$46,045
Income tax expense (a)	(4,500)	(117,300)	111,200	(6,100)
Net income (loss)	$30,011	$(71,255)	$111,200	$39,945
Diluted earnings (loss) per share	$.31	$(.82)		$.40
Weighted average shares outstanding — diluted	96,962	87,155		101,401
Effective tax rate (a)	13.0%	254.8%		13.2%

(a)
For the three months ended February 28, 2019, income tax expense and the related effective tax rate included the favorable impacts of a $3.3 million reversal of a deferred tax asset valuation allowance and $2.0 million of excess tax benefits from stock-based compensation, partly offset by $.8 million of other items. For the three months ended February 28, 2018, income tax expense and adjusted income tax expense, as well as the related effective tax rate and adjusted effective tax rate, included the favorable impacts of $4.0 million of federal energy tax credits we earned from building energy efficient homes and $2.2 million of excess tax benefits from stock-based compensation.

Our adjusted income tax expense, adjusted net income, adjusted diluted earnings per share and adjusted effective tax rate are non-GAAP financial measures, which we calculate by excluding a non-cash charge of $111.2 million recorded in the 2018 first quarter from our reported income tax expense, net loss, diluted loss per share and effective tax rate, respectively. This charge was primarily due to our accounting re-measurement of our deferred tax assets based on the reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, under the TCJA. The most directly comparable GAAP financial measures are our income tax expense, net income (loss), diluted earnings (loss) per share and effective tax rate. We believe these non-GAAP measures are meaningful to investors as they allow for an evaluation of our operating results without the impact of the TCJA-related charge.
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	February 28, 2019	November 30, 2018
Notes payable	$2,203,589	$2,060,263
Stockholders’ equity	2,128,497	2,087,500
Total capital	$4,332,086	$4,147,763
Ratio of debt to capital	50.9%	49.7%

Notes payable	$2,203,589	$2,060,263
Less: Cash and cash equivalents	(511,690)	(574,359)
Net debt	1,691,899	1,485,904
Stockholders’ equity	2,128,497	2,087,500
Total capital	$3,820,396	$3,573,404
Ratio of net debt to capital	44.3%	41.6%

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
West Coast. The following table presents financial information related to our West Coast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2019	2018	Variance
Revenues	$305,810	$386,652	(21)%
Construction and land costs	(259,013)	(327,760)	21
Selling, general and administrative expenses	(28,721)	(26,997)	(6)
Operating income	$18,076	$31,895	(43)%

Homes delivered	497	592	(16)%
Average selling price	$607,500	$652,800	(7)%
Housing gross profit margin	15.5%	15.2%	30	bps
This segment’s revenues for the three months ended February 28, 2019 and February 28, 2018 were generated from both housing operations and land sales. Housing revenues for the 2019 first quarter declined 22% to $301.9 million, from $386.5 million for the year-earlier quarter, reflecting decreases in both the number of homes delivered and the average selling price of those homes. The decrease in the number of homes delivered was primarily due to the 19% lower number of homes in backlog at the beginning of the 2019 first quarter, compared to the prior-year period, which resulted from the lower average community count and softer market conditions amid consumer affordability concerns that impacted net orders in the second half of 2018. The decline in the average selling price of homes delivered was due to a shift in product and geographic mix, particularly the absence of certain communities with average selling prices between $1.1 million and $1.8 million that closed out in 2018. Land sale revenues totaled $3.9 million and $.2 million for the three-month periods ended February 28, 2019 and 2018, respectively.
Operating income for the three months ended February 28, 2019 decreased by $13.8 million, or 43%, from the year-earlier period, primarily reflecting a decline in housing gross profits and an increase in selling, general and administrative expenses. Housing gross profits decreased as a result of a decline in both the number of homes delivered and the average selling price of those homes, partly offset by a 30 basis point improvement in the housing gross profit margin. The growth in the housing gross profit margin mainly reflected a reduction in the amortization of previously capitalized interest, accounting changes resulting from the above-described adoption of ASC 606 and a decrease in inventory-related charges impacting the housing gross profit margin to $3.3 million in the 2019 first quarter, compared to $4.9 million in the year-earlier quarter. These favorable impacts on housing gross profit margin were largely offset by an increase in construction and land costs as a percentage of housing revenues and decreased operating leverage on fixed costs due to the lower volume of homes delivered and corresponding lower housing revenues. Sales incentives as a percentage of housing revenues in the 2019 first quarter also increased from the year-earlier quarter. Land sales generated break-even results in the 2019 first quarter, compared to profits of $.2 million in the 2018 first quarter. Selling, general and administrative expenses for the three months ended February 28, 2019 increased from the year-earlier period, primarily due to the above-described adoption of ASC 606 and increased marketing expenses to support new community openings, partly offset by lower variable expenses associated with reduced housing revenues.
Southwest. The following table presents financial information related to our Southwest segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2019	2018	Variance
Revenues	$157,656	$151,899	4%
Construction and land costs	(121,218)	(124,608)	3
Selling, general and administrative expenses	(14,120)	(11,774)	(20)
Operating income	$22,318	$15,517	44%

Homes delivered	483	500	(3	) %
Average selling price	$326,400	$303,800	7%
Housing gross profit margin	23.1%	18.0%	510	bps
This segment’s revenues for the three months ended February 28, 2019 and 2018 were generated solely from housing operations. Housing revenues for the 2019 first quarter increased from the corresponding year-earlier period, reflecting an increase in the average selling price that was partly offset by a decrease in the number of homes delivered. The average selling price rose primarily due to a shift in product and geographic mix and generally favorable market conditions. The decline in the number of homes delivered was primarily due to the 15% lower number of homes in backlog at the beginning of the 2019 first quarter compared to the prior-year period, which primarily resulted from the lower average community count for 2018, and was attributable to our Arizona operations.
Operating income for the three months ended February 28, 2019 increased from the corresponding 2018 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The increase in housing gross profits primarily reflected a higher average selling price and a 510 basis point increase in the housing gross profit margin. The increase in the housing gross profit margin was largely due to a greater proportion of homes delivered from newer, higher-margin communities, a decrease in construction and land costs as a percentage of housing revenues, a decrease in the number of homes delivered from reactivated communities which typically have lower margins, a reduction in the amortization of previously capitalized interest and the above-described adoption of ASC 606. Inventory-related charges impacting the housing gross profit margin totaled $.1 million for the three months ended February 28, 2019, compared to no such charges in the year-earlier period. Selling, general and administrative expenses for the 2019 first quarter increased from the corresponding 2018 quarter, mainly due to the above-described adoption of ASC 606 and increased marketing expenses to support new community openings. In addition, selling, general and administrative expenses for the 2018 first quarter also included legal recoveries.
Central. The following table presents financial information related to our Central segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2019	2018	Variance
Revenues	$241,592	$244,181	(1	) %
Construction and land costs	(198,104)	(201,134)	2
Selling, general and administrative expenses	(24,905)	(23,954)	(4)
Operating income	$18,583	$19,093	(3	) %

Homes delivered	824	821	—
Average selling price	$285,000	$294,700	(3	) %
Housing gross profit margin	18.1%	17.8%	30	bps
This segment’s revenues for the three months ended February 28, 2019 and 2018 were generated from both housing operations and land sales. Housing revenues for the 2019 first quarter declined 3% to $234.8 million from $241.9 million for the year-earlier quarter, primarily reflecting a decrease in the average selling price of homes delivered as the number of homes delivered was essentially flat. The average selling price declined primarily due to a shift in product mix and a lower proportion of deliveries from our Colorado operations. Land sale revenues totaled $6.8 million for the three months ended February 28, 2019, compared to $2.3 million for the year-earlier period.

Operating income for the three months ended February 28, 2019 decreased $.5 million from the year-earlier period, mainly due to higher selling, general and administrative expenses and a slight decrease in housing gross profits, partly offset by increased profits from land sales. Housing gross profits decreased due to a lower average selling price, partly offset by an increase in the housing gross profit margin as the number of homes delivered was flat year over year. The housing gross profit margin improved primarily due to the above-described adoption of ASC 606 and a reduction in the amortization of previously capitalized interest, partly offset by decreased operating leverage on fixed costs as a percentage of housing revenues. In addition, inventory-related charges impacting the housing gross profit margin totaled $.2 million for the three months ended February 28, 2019, compared to $.1 million in the year-earlier period. Land sales generated profits of $1.1 million and $.1 million in the three months ended February 28, 2019 and 2018, respectively. Selling, general and administrative expenses for the 2019 first quarter increased from the year-earlier quarter, mainly due to the above-described adoption of ASC 606.
Southeast. The following table presents financial information related to our Southeast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2019	2018	Variance
Revenues	$103,730	$86,473	20%
Construction and land costs	(90,778)	(74,322)	(22)
Selling, general and administrative expenses	(13,497)	(10,831)	(25)
Operating income (loss)	$(545)	$1,320	(a)

Homes delivered	348	310	12%
Average selling price	$298,100	$278,200	7%
Housing gross profit margin	12.5%	14.1%	(160	)bps

(a)	Percentage not meaningful.
This segment’s revenues for the three months ended February 28, 2019 were generated solely from housing operations. Revenues for the three months ended February 28, 2018 were generated from both housing operations and land sales. Housing revenues for the three months ended February 28, 2019 rose 20% year over year from $86.3 million for the 2018 first quarter, reflecting increases in both the number of homes delivered and the average selling price of those homes, largely attributable to our Florida operations. The growth in the number of homes delivered was primarily due to the 14% increase in the number of homes in backlog at the beginning of the 2019 first quarter as compared to the year-earlier quarter and an increase in homes delivered from newer communities. The increase in the average selling price was mainly due to a greater proportion of homes delivered from higher-priced communities. Land sale revenues for the three months ended February 28, 2018 totaled $.2 million.
This segment generated an operating loss for the three months ended February 28, 2019, compared to operating income in the year-earlier period mainly due to an increase in selling, general and administrative expenses. Housing gross profits increased slightly from the prior-year period as a 160 basis point decline in the housing gross profit margin was more than offset by an increase in the number of homes delivered and a higher average selling price. The housing gross profit margin decreased mainly due to higher construction and land costs as a percentage of housing revenues, partly offset by a reduction in the amortization of previously capitalized interest and the above-described adoption of ASC 606. Sales incentives as a percentage of housing revenues in the 2019 first quarter increased slightly from the year-earlier quarter. Land sales generated nominal income for the 2018 first quarter. Selling, general and administrative expenses increased in the 2019 first quarter from the year-earlier period, primarily due to the above-described adoption of ASC 606 as well as increased variable expenses associated with higher housing revenues, higher marketing costs from opening a greater number of new communities in the current period, the recent expansion of our Jacksonville, Florida operations and the impact of favorable legal settlements in the prior-year quarter.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended February 28,
	2019	2018
Revenues	$2,695	$2,418
Expenses	(1,024)	(953)
Equity in income of unconsolidated joint ventures	802	419
Pretax income	$2,473	$1,884

Total originations:
Loans	1,209	1,003
Principal	$339,264	$273,305
Percentage of homebuyers using KBHS	64%	50%
Average FICO score	718	720

Loans sold:
Loans sold to Stearns	1,161	1,039
Principal	$333,353	$295,698
Loans sold to third parties	244	138
Principal	$62,355	$37,090
Revenues. Financial services revenues for the three months ended February 28, 2019 rose to $2.7 million from $2.4 million for the year-earlier period, primarily due to an increase in title services revenues and insurance commissions.
Expenses. General and administrative expenses totaled $1.0 million for each of the three-month periods ended February 28, 2019 and 2018.
Equity in Income of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures was $.8 million for the three months ended February 28, 2019 and $.4 million for the three months ended February 28, 2018.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended February 28,
	2019	2018
Income tax expense	$4,500	$117,300
Effective tax rate	13.0%	254.8%
Our income tax expense and effective tax rate for the three months ended February 28, 2019 included the favorable effects of a $3.3 million reversal of a deferred tax asset valuation allowance and $2.0 million of excess tax benefits related to stock-based compensation, which were partly offset by $.8 million of other items. Excluding all of these items, our effective tax rate for the three months ended February 28, 2019 was approximately 26%. For the three months ended February 28, 2018, our income tax expense and effective tax rate included a non-cash charge of $111.2 million for TCJA-related impacts, as discussed in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements in this report; the favorable net impact of federal energy tax credits of $4.0 million; and excess tax benefits of $2.2 million related to stock-based compensation. The federal energy tax credits for the three-month period ended February 28, 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
Excluding the above-mentioned charge of $111.2 million, our adjusted income tax expense and adjusted effective tax rate for the three months ended February 28, 2018 were $6.1 million and 13.2%, respectively. The calculations of our adjusted income tax expense and adjusted effective tax rate are described above under “Non-GAAP Financial Measures.” Without the above-mentioned federal energy tax credits and excess stock-based compensation tax benefits, our adjusted effective tax rate for the three months ended February 28, 2018 would have approximated 27%.

At February 28, 2019 and November 30, 2018, we had deferred tax assets of $453.6 million and $465.4 million, respectively, that were partly offset by valuation allowances of $20.3 million and $23.6 million, respectively. During the three-month period ended February 28, 2019, we reversed the $3.3 million federal deferred tax asset valuation allowance established in the 2018 first quarter due to the Internal Revenue Service’s announcement in January 2019 that refundable AMT credits will not be subject to sequestration for taxable years beginning after December 31, 2017. The deferred tax asset valuation allowances as of February 28, 2019 and November 30, 2018 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates.
Further information regarding our income taxes is provided in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements in this report.
Liquidity and Capital Resources
Overview. We have funded our homebuilding and financial services activities over the last several years with:

•	internally generated cash flows;

•	borrowings under the Credit Facility;

•	public issuances of our common stock;

•	public issuances of debt securities;

•	land option contracts and other similar contracts and seller notes; and

•	letters of credit and performance bonds.
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. Over the past several years, we have primarily used cash for:

•	land acquisition and land development;

•	home construction;

•	operating expenses;

•	principal and interest payments on notes payable; and

•	repayments of borrowings under the Credit Facility.
Our investments in land and land development decreased 17% to $384.2 million for the three months ended February 28, 2019, compared to $465.0 million for the corresponding 2018 period. Approximately 49% of our total investments in the three months ended February 28, 2019 related to land acquisition, compared to approximately 61% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first three months of 2019 and 2018, approximately 50% and 68%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in the remainder of 2019 and beyond.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	February 28, 2019		November 30, 2018		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	12,611	$1,773,691	12,680	$1,727,993	(69)	$45,698
Southwest	9,616	627,627	9,815	598,374	(199)	29,253
Central	23,025	889,745	22,237	865,184	788	24,561
Southeast	9,492	392,700	8,895	391,288	597	1,412
Total	54,744	$3,683,763	53,627	$3,582,839	1,117	$100,924
The carrying value of the lots owned or controlled under land option contracts and other similar contracts at February 28, 2019 increased from November 30, 2018 primarily due to the investments in land and land development we made during the three months ended February 28, 2019, and an increase in the number of homes under construction. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 26% at both February 28, 2019 and November 30, 2018. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.

Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	February 28, 2019	November 30, 2018
Total cash and cash equivalents	$511,690	$574,359
Credit Facility commitment	500,000	500,000
Letters of credit outstanding under the Credit Facility	(33,144)	(28,010)
Credit Facility availability	466,856	471,990
Total liquidity	$978,546	$1,046,349

The majority of our cash and cash equivalents at February 28, 2019 and November 30, 2018 was invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	February 28, 2019	November 30, 2018	Variance
Mortgages and land contracts due to land sellers and other loans	$12,018	$40,038	$(28,020)
Senior notes	2,191,571	1,790,437	401,134
Convertible senior notes	—	229,788	(229,788)
Total	$2,203,589	$2,060,263	$143,326
The change in our notes payable balance at February 28, 2019 compared to November 30, 2018 primarily reflected our completion of the following financing activities in the 2019 first quarter:

•	On February 1, 2019, we repaid the entire $230.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2019 at their maturity.

•
On February 20, 2019, pursuant to the 2017 Shelf Registration, we completed concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% Senior Notes due 2023. Net proceeds from these offerings totaled $400.0 million, after deducting the underwriting discount and our expenses relating to the offering, and were applied towards the optional redemption of the entire $400.0 million in aggregate principal amount of our 4.75% Senior Notes due 2019 before their May 15, 2019 maturity date, which redemption we announced on February 5, 2019 and completed on March 8, 2019.

Further information regarding our notes payable is provided in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Our financial leverage, as measured by the ratio of debt to capital, was 50.9% at February 28, 2019, compared to 49.7% at November 30, 2018. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at February 28, 2019 was 44.3%, compared to 41.6% at November 30, 2018.
LOC Facilities. We had $.3 million of letters of credit outstanding under the LOC Facilities at February 28, 2019 and no letters of credit outstanding under the LOC Facilities at November 30, 2018. Further information regarding our LOC Facilities is provided in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unsecured Revolving Credit Facility. We have a $500.0 million Credit Facility that will mature on July 27, 2021. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2019, we had no cash borrowings and $33.1 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 28, 2019, we had $466.9 million available for cash borrowings under the Credit Facility, with up to $216.9 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.

There have been no changes to the terms of the Credit Facility during the three months ended February 28, 2019 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 28, 2019:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.46 billion	$2.13 billion
Leverage Ratio	<	.650	.509
Interest Coverage Ratio (a)	>	1.500	4.158
Minimum liquidity (a)	>	$140.2 million	$511.7 million
Investments in joint ventures and non-guarantor subsidiaries	<	$530.5 million	$145.8 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$799.3 million

(a)
Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of February 28, 2019, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

The indenture governing our senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale and leaseback transactions involving property above a certain specified value. In addition, the indenture contains certain limitations related to mergers, consolidations and sales of assets.
Our obligations to pay principal, premium, if any, and interest under our senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. We may also cause other subsidiaries of ours to become Guarantor Subsidiaries if we believe it to be in our or the relevant subsidiary’s best interests. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 21 – Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
As of February 28, 2019, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of dividends (other than common stock dividends) if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2019, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $12.0 million, secured primarily by the underlying property, which had an aggregate carrying value of $138.2 million.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended February 28,
	2019	2018
Net cash provided by (used in):
Operating activities	$(198,210)	$(141,680)
Investing activities	(1,747)	(8,850)
Financing activities	137,245	(9,525)
Net decrease in cash and cash equivalents	$(62,712)	$(160,055)
Operating Activities. Operating activities used net cash of $198.2 million in the three months ended February 28, 2019 and $141.7 million in the three months ended February 28, 2018. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.
Our net cash used by operating activities for the three months ended February 28, 2019 primarily reflected net cash of $154.1 million used for investments in inventories, a net decrease in accounts payable, accrued expenses and other liabilities of $70.1 million and a net increase in receivables of $19.5 million, partly offset by net income of $30.0 million. In the three months ended February 28, 2018, our net cash used by operating activities mainly reflected net cash of $135.3 million used for investments in inventories, a net decrease in accounts payable, accrued expenses and other liabilities of $54.0 million, and a net increase in receivables of $6.0 million, partly offset by our net loss of $71.3 million adjusted for various non-cash items, including a net decrease of $117.1 million in our deferred tax assets.
Investing Activities. Investing activities used net cash of $1.7 million in the three months ended February 28, 2019 and $8.9 million in the year-earlier period. In the three months ended February 28, 2019, our uses of cash included $10.0 million for net purchases of property and equipment and $2.5 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by $5.8 million of proceeds from the sale of a building and a $5.0 million return of investments in unconsolidated joint ventures. In the three months ended February 28, 2018, the net cash used for investing activities reflected $8.0 million for contributions to unconsolidated joint ventures and $1.9 million for net purchases of property and equipment, which were partially offset by a $1.1 million return of investments in unconsolidated joint ventures.
Financing Activities. Financing activities provided net cash of $137.2 million in the three months ended February 28, 2019 and used net cash of $9.5 million in the three months ended February 28, 2018. The year-over-year change was mainly due to our concurrent public offerings of senior notes in the 2019 first quarter, partly offset by our repayment of the 1.375% Convertible Senior Notes due 2019. In the three months ended February 28, 2019, net cash was provided by our concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% Senior Notes due 2023, and $.8 million of issuances of common stock under employee stock plans. The cash provided was partially offset by cash used for our repayment of $230.0 million in aggregate principal amount of 1.375% Convertible Senior Notes due 2019, payments on mortgages and land contracts due to land sellers and other loans of $28.0 million, tax payments associated with stock-based compensation awards of $3.3 million, and dividend payments on our common stock of $2.3 million. In the three months ended February 28, 2018, cash was used for tax payments associated with stock-based compensation awards of $6.8 million, payments on mortgages and land contracts due to land sellers and other loans of $3.4 million, and dividend payments on our common stock of $2.3 million. The cash used was partly offset by $2.9 million of issuances of common stock under employee stock plans.
During the three months ended February 28, 2019 and 2018, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
We believe we have adequate capital resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire assets and land, to use and/or develop acquired assets and land, to construct homes, to finance our financial services operations and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return standards, in the remainder of 2019, we may use or redeploy our cash resources or cash borrowings under the Credit Facility to support other business purposes that are aligned with our primary strategic growth goals. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding common stock. They may also include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, as well as potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land and land development investment targets, to complete strategic transactions and for other business purposes and/or to effect repurchases or additional redemptions of our outstanding senior notes or other debt. The amounts involved in these transactions, if any, may be material. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facilities, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $144.4 million at February 28, 2019 and $150.2 million at November 30, 2018. Our investments in unconsolidated joint ventures totaled $57.1 million at February 28, 2019 and $62.0 million at November 30, 2018. At February 28, 2019, one of our unconsolidated joint ventures had outstanding secured debt totaling $22.0 million under a construction loan agreement with a third-party lender to finance its land development activities, with the outstanding debt secured by the underlying property and related project assets and non-recourse to us. At November 30, 2018, this unconsolidated joint venture had outstanding debt totaling $18.0 million. The secured debt is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at February 28, 2019 or November 30, 2018. While we and our partner in the unconsolidated joint venture that has the outstanding construction loan agreement at February 28, 2019 provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at February 28, 2019 and November 30, 2018 was a VIE, but we were not the primary beneficiary of this VIE. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
We are committed to purchase all 25 unconsolidated joint venture lots controlled under land option and other similar contracts at February 28, 2019 from one of our unconsolidated joint ventures. The purchase will be made in quarterly takedowns over the next year for an aggregate purchase price of approximately $11.8 million under agreements that we entered into with the joint venture in 2016.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At February 28, 2019, we had total cash deposits of $49.8 million to purchase land having an aggregate purchase price of $1.23 billion. At November 30, 2018, we had total deposits of $53.8 million to purchase land having an aggregate purchase price of $1.37 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at February 28, 2019, we estimate the remaining purchase price to be paid would be as follows: 2019 – $523.0 million; 2020 – $260.9 million; 2021 – $239.8 million; 2022 – $46.2 million; 2023 – $39.5 million; and thereafter – $75.0 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $43.6 million at February 28, 2019 and $46.9 million at November 30, 2018. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of February 28, 2019 and November 30, 2018 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluated our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $5.5 million at February 28, 2019 and

$21.8 million at November 30, 2018, as further discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report.
Contractual Obligations. Due to our repayment of the entire $230.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2019 upon maturity, and our completion of concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% Senior Notes due 2023, all of which are further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our contractual obligations as of February 28, 2019 have changed materially from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018. The following table sets forth our future cash requirements related to the contractual obligations of our long-term debt and interest as of February 28, 2019 (in millions):

	Total	2019	2020-2021	2022-2023	Thereafter
Contractual obligations:
Long-term debt	$2,212.0	$412.0	$350.0	$1,150.0	$300.0
Interest	546.5	122.8	227.4	123.3	73.0
Total	$2,758.5	$534.8	$577.4	$1,273.3	$373.0
There have been no other significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. Except for accounting policies related to our adoption of ASC 606, as described in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, there have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2019 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
For the remainder of 2019, we intend to continue to execute on our Returns-Focused Growth Plan, which is described in the “Business” section of our Annual Report on Form 10-K for the year ended November 30, 2018. We believe that doing so will enable us to generate cash flows that we can deploy in a targeted manner to support our business and enhance our return on invested capital, as well as manage our debt, with the principal aim of driving long-term stockholder value. Our present 2019 second quarter outlook is as follows:
2019 Second Quarter:

•
We expect to generate housing revenues in the range of $900.0 million to $950.0 million, compared to $1.09 billion in the year-earlier quarter, and anticipate our average selling price to be in the range of $375,000 to $380,000, representing a decrease in the range of 5% to 7% as compared to the year-earlier period.

•	We expect our housing gross profit margin to be in the range of 17.0% to 17.6%, assuming no inventory-related charges.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 12.3% to 12.9%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to range from 4.2% to 5.2%.

•	We expect an effective tax rate, excluding potential impacts from stock-based compensation and/or tax credits, of approximately 26%.

•	We expect a diluted weighted average share count of approximately 92 million.

•	We expect our average community count will be up approximately 15% to 20% from the 2018 second quarter.
We believe we are well positioned for 2019 due to, among other things, our planned new home community openings, community reactivations, investments in land and land development and current positive economic and demographic trends, to varying degrees, in many of our served markets, and that we will be able to grow our average community count in the range of 10% to 15% for the 2019 full year. However, in the latter part of 2018, the homebuilding industry and our business saw a distinct tempering of homebuyer demand largely driven by several years of home price appreciation coupled with rising mortgage interest rates. In turn, the decrease in demand has increased new home inventories. In addition, the industry is experiencing labor constraints and volatile raw material prices, exacerbated by U.S. trade policies, including the imposition of tariffs and duties on homebuilding materials and products. If these demand, inventory and cost trends continue for an extended period beyond the 2019 first quarter, or worsen during 2019, our business would be negatively impacted. In this regard, we believe the strength of the full spring selling season will be an important factor for our overall performance for the year and with respect to our Returns-Focused Growth Plan, and we are encouraged by signs of improving demand and the moderation of mortgage interest rates in recent weeks.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the following:

•	general economic, employment and business conditions;

•	population growth, household formations and demographic trends;

•	conditions in the capital, credit and financial markets;

•	our ability to access external financing sources and raise capital through the issuance of common stock, debt or other securities, and/or project financing, on favorable terms;

•	the execution of any share repurchases pursuant to our board of directors’ authorization;

•	material and trade costs and availability;

•	changes in interest rates;

•	our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;

•	our compliance with the terms of the Credit Facility;

•	volatility in the market price of our common stock;

•	weak or declining consumer confidence, either generally or specifically with respect to purchasing homes;

•	competition from other sellers of new and resale homes;

•	weather events, significant natural disasters and other climate and environmental factors;

•	any failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations, and financial markets’ and businesses’ reactions to that failure;

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

Please see our Annual Report on Form 10-K for the year ended November 30, 2018 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of February 28, 2019 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2019	$400,000	5.0%
2020	350,000	8.5
2021	—	—
2022	800,000	7.4
2023	350,000	7.6
Thereafter	300,000	7.1
Total	$2,200,000	7.1
Fair value at February 28, 2019	$2,298,750
For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2018.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2019.
There were no changes in our internal control over financial reporting during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 17 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended February 28, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
December 1-31	—	$—	—	2,193,947
January 1-31	—	—	—	2,193,947
February 1-28	147,382	22.67	—	2,193,947
Total	147,382	$22.67	—
In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of November 30, 2016, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. On May 14, 2018 our board of directors reaffirmed the remainder of the 2016 authorization and approved and authorized the repurchase of 2,373,000 additional shares of our outstanding common stock, for a total of up to 4,000,000 shares authorized for repurchase. As of November 30, 2018, we had repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. During the three months ended February 28, 2019, no shares were repurchased pursuant to this authorization.
The shares purchased during the three months ended February 28, 2019, as reflected in the above table, were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of PSUs. These transactions are not considered repurchases under the board of directors’ authorization.
Item 6.    Exhibits

Exhibits

4.22
Form of officers’ certificates and guarantors’ officers’ certificates establishing the form and terms of the 6.875% Senior Notes due 2027, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.23
Form of officers’ certificates and guarantors’ officers’ certificates establishing the form and terms of the 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.24	Form of 6.875% Senior Notes due 2027, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.25	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months ended February 28, 2019 and 2018, (b) Consolidated Balance Sheets as of February 28, 2019 and November 30, 2018, (c) Consolidated Statements of Cash Flows for the three months ended February 28, 2019 and 2018, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	April 5, 2019	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 5, 2019	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)