Form 10-Q
period 2019-05-31
KB HOME
filed 2019-07-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2019.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from [            ] to [            ].
Commission File No. 001-09195
KB HOME
(Exact name of registrant as specified in its charter)

Delaware	95-3666267
(State of incorporation)	(IRS employer identification number)
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
(Address and telephone number of principal executive offices)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	KBH	New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock		New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 88,226,142 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2019. The registrant’s grantor stock ownership trust held an additional 7,859,975 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Total revenues	$1,021,803	$1,101,423	$1,833,286	$1,973,046
Homebuilding:
Revenues	$1,018,671	$1,098,673	$1,827,459	$1,967,878
Construction and land costs	(843,744)	(911,244)	(1,514,599)	(1,640,722)
Selling, general and administrative expenses	(122,828)	(113,231)	(229,422)	(208,955)
Operating income	52,099	74,198	83,438	118,201
Interest income	439	1,278	1,544	2,281
Equity in loss of unconsolidated joint ventures	(369)	(322)	(775)	(1,167)
Homebuilding pretax income	52,169	75,154	84,207	119,315
Financial services:
Revenues	3,132	2,750	5,827	5,168
Expenses	(1,040)	(957)	(2,064)	(1,910)
Equity in income of unconsolidated joint ventures	2,500	1,361	3,302	1,780
Financial services pretax income	4,592	3,154	7,065	5,038
Total pretax income	56,761	78,308	91,272	124,353
Income tax expense	(9,300)	(21,000)	(13,800)	(138,300)
Net income (loss)	$47,461	$57,308	$77,472	$(13,947)
Earnings (loss) per share:
Basic	$.54	$.65	$.88	$(.16)
Diluted	$.51	$.57	$.82	$(.16)
Weighted average shares outstanding:
Basic	87,641	87,581	87,310	87,370
Diluted	92,366	101,159	94,635	87,370
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2019	November 30, 2018
Assets
Homebuilding:
Cash and cash equivalents	$178,876	$574,359
Receivables	299,708	292,830
Inventories	3,780,853	3,582,839
Investments in unconsolidated joint ventures	56,446	61,960
Property and equipment, net	61,221	24,283
Deferred tax assets, net	424,395	441,820
Other assets	87,734	83,100
	4,889,233	5,061,191
Financial services	30,720	12,380
Total assets	$4,919,953	$5,073,571

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$262,920	$258,045
Accrued expenses and other liabilities	605,816	666,268
Notes payable	1,854,556	2,060,263
	2,723,292	2,984,576
Financial services	1,451	1,495
Stockholders’ equity:
Common stock	120,350	119,196
Paid-in capital	775,693	753,570
Retained earnings	1,981,795	1,897,168
Accumulated other comprehensive loss	(9,565)	(9,565)
Grantor stock ownership trust, at cost	(85,246)	(88,472)
Treasury stock, at cost	(587,817)	(584,397)
Total stockholders’ equity	2,195,210	2,087,500
Total liabilities and stockholders’ equity	$4,919,953	$5,073,571
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$77,472	$(13,947)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(2,527)	(613)
Distributions of earnings from unconsolidated joint ventures	3,550	5,147
Amortization of discounts, premiums and issuance costs	2,597	3,125
Depreciation and amortization	12,780	1,251
Deferred income taxes	13,401	137,668
Stock-based compensation	9,966	8,795
Inventory impairments and land option contract abandonments	7,892	11,511
Changes in assets and liabilities:
Receivables	(5,408)	(31,218)
Inventories	(253,473)	(152,799)
Accounts payable, accrued expenses and other liabilities	(41,440)	18,369
Other, net	(5,144)	(6,658)
Net cash used in operating activities	(180,334)	(19,369)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(4,245)	(11,600)
Return of investments in unconsolidated joint ventures	5,001	1,099
Proceeds from sale of building	5,804	—
Purchases of property and equipment, net	(22,264)	(3,427)
Net cash used in investing activities	(15,704)	(13,928)
Cash flows from financing activities:
Proceeds from issuance of debt	405,250	—
Payment of debt issuance costs	(5,209)	—
Repayment of senior notes	(630,000)	—
Borrowings under revolving credit facility	330,000	—
Repayments under revolving credit facility	(280,000)	—
Payments on mortgages and land contracts due to land sellers and other loans	(28,020)	(10,494)
Issuance of common stock under employee stock plans	16,462	4,771
Tax payments associated with stock-based compensation awards	(3,345)	(6,787)
Payments of cash dividends	(4,455)	(4,500)
Net cash used in financing activities	(199,317)	(17,010)
Net decrease in cash and cash equivalents	(395,355)	(50,307)
Cash and cash equivalents at beginning of period	575,119	720,861
Cash and cash equivalents at end of period	$179,764	$670,554
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of May 31, 2019, the results of our consolidated operations for the three months and six months ended May 31, 2019 and 2018, and our consolidated cash flows for the six months ended May 31, 2019 and 2018. The results of our consolidated operations for the three months and six months ended May 31, 2019 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2018 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2018, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $27.4 million at May 31, 2019 and $385.2 million at November 30, 2018. At May 31, 2019 and November 30, 2018, our cash equivalents were invested in interest-bearing bank deposit accounts.
Comprehensive Income (Loss). Our comprehensive income was $47.5 million for the three months ended May 31, 2019 and $57.3 million for the three months ended May 31, 2018. Our comprehensive income was $77.5 million for the six months ended May 31, 2019. For the six months ended May 31, 2018, our comprehensive loss was $13.9 million. Our comprehensive income (loss) for each of the three-month and six-month periods ended May 31, 2019 and 2018 was equal to our net income (loss) for the respective periods.
Adoption of New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue guidance in Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific revenue and cost guidance in the accounting standards codification, including some cost guidance related to construction-type and production-type contracts. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
The impacts of adopting ASC 606 on our consolidated statements of operations for the three months and six months ended May 31, 2019 and consolidated balance sheet as of May 31, 2019 were as follows (in thousands, except per share amounts):

	Three Months Ended May 31, 2019			Six Months Ended May 31, 2019
Statement of Operations	As Reported	Amounts without the Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Amounts without the Adoption of ASC 606	Effect of Change Higher/(Lower)
Homebuilding:
Revenues	$1,018,671	$1,017,934	$737	$1,827,459	$1,826,089	$1,370
Construction and land costs	(843,744)	(850,855)	(7,111)	(1,514,599)	(1,526,970)	(12,371)
Selling, general and administrative expenses	(122,828)	(114,638)	8,190	(229,422)	(213,919)	15,503
Operating income	52,099	52,441	(342)	83,438	85,200	(1,762)
Financial services:
Revenues	3,132	3,025	107	5,827	5,615	212
Total pretax income	56,761	56,996	(235)	91,272	92,822	(1,550)
Income tax expense	(9,300)	(9,400)	(100)	(13,800)	(14,200)	(400)
Net income	47,461	47,596	(135)	77,472	78,622	(1,150)
Diluted earnings per share	.51	.52	(.01)	.82	.83	(.01)

	As of May 31, 2019
Balance Sheet	As Reported	Amounts without the Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Homebuilding:
Inventories	$3,780,853	$3,824,765	$(43,912)
Deferred tax assets, net	424,395	428,019	(3,624)
Property and equipment, net	61,221	23,165	38,056
Financial services	30,720	10,780	19,940
Stockholders’ equity:
Retained earnings	1,981,795	1,971,335	10,460
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
Our home sale transactions are made pursuant to contracts under which we typically have a single performance obligation to deliver a completed home to the homebuyer when closing conditions are met. Revenues from home sales are recognized when we have satisfied the performance obligation within the sales contract, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date. Under our home sale contracts, we typically receive an initial cash deposit from the homebuyer at the time the sales contract is executed and receive the remaining consideration to which we are entitled, through a third-party escrow agent, at closing. Customer deposits related to sold but undelivered homes, totaled $24.1 million and $19.5 million at May 31, 2019 and November 30, 2018, respectively, and are included in accrued expenses and other liabilities.
Concurrent with the recognition of revenues in our consolidated statements of operations, sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues. The costs of sales incentives in the form of free or discounted products or services provided to homebuyers, including option upgrades and closing cost allowances, are reflected as construction and land costs because such incentives are identified in our home sale contracts with homebuyers as an intrinsic part of our single performance obligation to deliver and transfer title to their home for the transaction price stated in the contracts. Sales incentives that we may provide in the form of closing cost allowances are immaterial to the related revenues. Cash proceeds from home sale closings held by third-party escrow agents for our benefit, typically for less than five days, are considered deposits in-transit and classified as cash.
Land sale transactions are made pursuant to contracts under which we typically have a performance obligation(s) to deliver specified land parcels to the buyer when closing conditions are met. We evaluate each land sale contract to determine our performance obligation(s) under the contract, including whether we have a distinct promise to perform post-closing land development work that is material within the context of the contract, and use objective criteria to determine our completion of the applicable performance obligation(s), whether at a point in time or over time. Revenues from land sales are recognized when we have satisfied the performance obligation(s) within the sales contract, which is generally when title to and possession of the land and the risks and rewards of ownership are transferred to the land buyer on the closing date. Under our land sale contracts, we typically receive an initial cash deposit from the buyer at the time the contract is executed and receive the remaining consideration to which we are entitled, through a third-party escrow agent, at closing. In the limited circumstances where we provide financing to the land buyer, we determine that collectibility of the receivable is reasonably assured before we recognize revenue.
In instances where we have a distinct and material performance obligation(s) within the context of a land sale contract to perform land development work after the closing date, a portion of the transaction price under the contract is allocated to such performance obligation(s) and is recognized as revenue over time based upon our estimated progress toward the satisfaction of the performance obligation(s). We generally measure our progress based on our costs incurred relative to the total costs expected to satisfy the performance obligation(s). While the payment terms for such a performance obligation(s) vary, we generally receive the final payment when we have completed our land development work to the specifications detailed in the applicable land sale contract and it has been accepted by the land buyer.
Homebuilding revenues include forfeited deposits, which occur when home sale or land sale contracts that include a nonrefundable deposit are cancelled. Revenues from forfeited deposits are immaterial.
Within our homebuilding operations, substantially all of our contracts with customers and the related performance obligations have an original expected duration of one year or less.
Community Sales Office and Other Marketing- and Model Home-Related Costs. Community sales office and other marketing- and model home-related costs are either recorded as inventories, capitalized as property and equipment, or expensed to selling, general and administrative expenses as incurred. Costs related to the construction of a model home, inclusive of upgrades that will be sold as part of the home, are recorded as inventories and recognized as construction and land costs when the model home is delivered to a homebuyer. Costs to furnish and ready a model home or on-site community sales facility that will not be sold as part of the model home, such as model furnishings, community sales office and model complex grounds, sales office construction and sales office furniture and equipment, are capitalized as property and equipment under “model furnishings and sales office improvements.” Model furnishings and sales office improvements are depreciated to selling, general and administrative expenses over their estimated useful lives. Other costs related to the marketing of a community, removing the on-site community sales facility and readying a completed (model) home for sale are expensed to selling, general and administrative expenses as incurred.
Financial Services Revenues. Our financial services reporting segment generates revenues primarily from title services and insurance commissions. Revenues from title services are recognized when policies are issued, which generally occurs at the time each applicable home sale is closed. We receive insurance commissions from various third-party insurance carriers for arranging for the carriers to provide homeowner and other insurance policies for our homebuyers that elect to obtain such coverage. In addition, each time a homebuyer renews their insurance policy with the insurance carrier, we receive a renewal commission. Revenues from insurance commissions are recognized when the insurance carrier issues an initial insurance policy to our homebuyer, which generally occurs at the time each applicable home sale is closed. As our performance obligations for policy renewal commissions are satisfied upon issuance of the initial insurance policy, insurance commissions for renewals are considered variable consideration under ASC 606. Accordingly, we estimate the probable future renewal commissions when an initial policy is issued and record a corresponding contract asset and insurance commission revenues. We estimate the amount of variable consideration based on historical renewal trends and constrain the estimate such that it is probable that a significant reversal of cumulative recognized revenue will not occur. We also consider the likelihood and magnitude of a potential future reversal of revenue and update our assessment at the end of each reporting period. The contract assets for estimated future renewal commissions are included in other assets within our financial services reporting segment and totaled $19.9 million at May 31, 2019. Contract assets totaling $19.7 million were recognized on December 1, 2018 in connection with the adoption of ASC 606.
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
SEC Disclosure Update and Simplification. In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures. In complying with the relevant aspects of the rule within this quarterly report, we have removed the presentation of cash dividends declared per common share from our consolidated statements of operations and expanded our analysis of stockholders’ equity in Note 18 – Stockholders’ Equity.
Recent Accounting Pronouncements Not Yet Adopted. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under this guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to previous lease accounting guidance. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for us beginning December 1, 2019 (with early adoption permitted). Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Leases (Topic 842): Targeted

Improvements” (“ASU 2018-11”), which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarifies how to apply certain aspects of ASU 2016-02. In March 2019, the FASB issued Accounting Standards Update No. 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”), which makes targeted changes to lessor accounting and clarifies interim disclosure requirements. We expect to adopt ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2019-01 beginning December 1, 2019. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
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
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of May 31, 2019, our homebuilding reporting segments conducted ongoing operations in the following states:
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
We offer mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), an unconsolidated joint venture we formed with Stearns Ventures, LLC (“Stearns”). We and Stearns each have a 50.0% ownership interest, with Stearns providing management oversight of KBHS’ operations. The financial services reporting segment is separately reported in our consolidated financial statements.
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Revenues:
West Coast	$391,264	$496,740	$697,074	$883,392
Southwest	184,827	180,917	342,483	332,816
Central	307,080	313,806	548,672	557,987
Southeast	135,500	107,210	239,230	193,683
Total	$1,018,671	$1,098,673	$1,827,459	$1,967,878

Pretax income (loss):
West Coast	$24,789	$51,883	$42,705	$83,476
Southwest	27,995	20,577	50,067	35,554
Central	27,199	29,075	45,782	48,170
Southeast	589	787	44	2,107
Corporate and other	(28,403)	(27,168)	(54,391)	(49,992)
Total	$52,169	$75,154	$84,207	$119,315

Inventory impairment charges:
West Coast	$3,441	$5,993	$6,637	$10,692
Southwest	—	—	—	—
Central	—	—	—	—
Southeast	—	—	—	—
Total	$3,441	$5,993	$6,637	$10,692

Land option contract abandonment charges:
West Coast	$391	$388	$446	$596
Southwest	223	—	282	—
Central	121	145	366	223
Southeast	161	—	161	—
Total	$896	$533	$1,255	$819

	May 31, 2019	November 30, 2018
Inventories:
Homes under construction
West Coast	$690,525	$514,099
Southwest	184,154	173,036
Central	313,181	312,366
Southeast	152,523	125,651
Subtotal	1,340,383	1,125,152

	May 31, 2019	November 30, 2018
Land under development
West Coast	1,029,843	1,059,432
Southwest	422,507	404,201
Central	576,014	543,472
Southeast	214,370	212,831
Subtotal	2,242,734	2,219,936

Land held for future development or sale
West Coast	118,455	154,462
Southwest	30,141	21,137
Central	7,857	9,346
Southeast	41,283	52,806
Subtotal	197,736	237,751
Total	$3,780,853	$3,582,839

Assets:
West Coast	$2,045,818	$1,880,516
Southwest	678,270	631,509
Central	1,030,839	1,017,490
Southeast	448,302	463,224
Corporate and other	686,004	1,068,452
Total	$4,889,233	$5,061,191

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Revenues
Insurance commissions	$1,646	$1,463	$3,118	$2,815
Title services	1,486	1,287	2,703	2,353
Interest income	—	—	6	—
Total	3,132	2,750	5,827	5,168

Expenses
General and administrative	(1,040)	(957)	(2,064)	(1,910)
Operating income	2,092	1,793	3,763	3,258
Equity in income of unconsolidated joint ventures	2,500	1,361	3,302	1,780
Pretax income	$4,592	$3,154	$7,065	$5,038

	May 31, 2019	November 30, 2018
Assets
Cash and cash equivalents	$888	$760
Receivables	1,415	2,885
Investments in unconsolidated joint ventures	8,346	8,594
Other assets (a)	20,071	141
Total assets	$30,720	$12,380
Liabilities
Accounts payable and accrued expenses	$1,451	$1,495
Total liabilities	$1,451	$1,495

(a)
Other assets at May 31, 2019 included $19.9 million of contract assets for estimated future renewal commissions due to our adoption of ASC 606 effective December 1, 2018, as described in Note 1 – Basis of Presentation and Significant Accounting Policies.

4.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$47,461	$57,308	$77,472	$(13,947)
Less: Distributed earnings allocated to nonvested restricted stock	(14)	(12)	(27)	—
Less: Undistributed earnings allocated to nonvested restricted stock	(280)	(310)	(456)	—
Numerator for basic earnings (loss) per share	47,167	56,986	76,989	(13,947)
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	—	796	541	—
Add: Undistributed earnings allocated to nonvested restricted stock	280	310	456	—
Less: Undistributed earnings reallocated to nonvested restricted stock	(265)	(269)	(421)	—
Numerator for diluted earnings (loss) per share	$47,182	$57,823	$77,565	$(13,947)

Denominator:
Weighted average shares outstanding — basic	87,641	87,581	87,310	87,370
Effect of dilutive securities:
Share-based payments	4,725	5,176	4,463	—
Convertible senior notes	—	8,402	2,862	—
Weighted average shares outstanding — diluted	92,366	101,159	94,635	87,370
Basic earnings (loss) per share	$.54	$.65	$.88	$(.16)
Diluted earnings (loss) per share	$.51	$.57	$.82	$(.16)

We compute earnings (loss) per share using the two-class method, which is an allocation of earnings (losses) between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2019 or 2018.
For the three-month and six-month periods ended May 31, 2019, outstanding stock options to purchase .8 million shares of our common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. The diluted earnings per share calculation for the six months ended May 31, 2019 included the dilutive effect of the $230.0 million in aggregate principal amount of our 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”) based on the number of days they were outstanding during the period. We repaid the notes at their February 1, 2019 maturity.
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

5.	Receivables
Receivables consisted of the following (in thousands):

	May 31, 2019	November 30, 2018
Recoveries related to self-insurance and other legal claims	$124,990	$138,261
Due from utility companies, improvement districts and municipalities	124,433	113,434
Refundable deposits and bonds	12,480	14,115
Recoveries related to warranty and other claims	4,111	4,750
Other	43,031	33,775
Subtotal	309,045	304,335
Allowance for doubtful accounts	(9,337)	(11,505)
Total	$299,708	$292,830

6.	Inventories
Inventories consisted of the following (in thousands):

	May 31, 2019	November 30, 2018
Homes under construction	$1,340,383	$1,125,152
Land under development	2,242,734	2,219,936
Land held for future development or sale (a)	197,736	237,751
Total	$3,780,853	$3,582,839
(a)    Land held for sale totaled $31.6 million at May 31, 2019 and $9.8 million at November 30, 2018.
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

Our interest costs were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Capitalized interest at beginning of period	$213,370	$259,785	$209,129	$262,191
Interest incurred	36,544	39,924	71,332	79,868
Interest amortized to construction and land costs (a)	(37,754)	(52,433)	(68,301)	(94,783)
Capitalized interest at end of period (b)	$212,160	$247,276	$212,160	$247,276

(a)
Interest amortized to construction and land costs for the three months ended May 31, 2019 and 2018 included a nominal amount and $3.1 million, respectively, related to land sales during the periods. Interest amortized to construction and land costs for the six months ended May 31, 2019 and 2018 included $.6 million and $4.1 million, respectively, related to land sales during the periods.

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
We evaluated 24 and 42 communities or land parcels for recoverability during the six months ended May 31, 2019 and 2018, respectively. The carrying value of those communities or land parcels evaluated during the six months ended May 31, 2019 and 2018 was $164.0 million and $284.1 million, respectively. Some of the communities or land parcels evaluated during the six months ended May 31, 2019 and 2018 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period were counted only once for each six-month period. In addition, the communities or land parcels evaluated during the six months ended May 31, 2019 and 2018 included certain communities or land parcels previously held for future development that were reactivated as part of our efforts to improve our asset efficiency under our Returns-Focused Growth Plan.
Based on the results of our evaluations, we recognized inventory impairment charges of $3.4 million for the three months ended May 31, 2019 and $6.6 million for the six months ended May 31, 2019. For the three months and six months ended May 31, 2018, we recognized inventory impairment charges of $6.0 million and $10.7 million, respectively. The impairment charges for the three-month and six-month periods ended May 31, 2019 and 2018 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended May 31,		Six Months Ended May 31,
Unobservable Input (a)	2019	2018	2019	2018
Average selling price	$315,000 - $398,500	$339,400 - $460,500	$315,000 - $1,045,400	$339,400 - $774,100
Deliveries per month	4	4 - 5	1 - 4	3 - 5
Discount rate	17%	17%	17%	17% - 18%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.

As of May 31, 2019, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $144.5 million, representing 22 communities and various other land parcels. As of November 30, 2018, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $156.1 million, representing 22 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.9 million for the three months ended May 31, 2019 and $1.3 million for the six months ended May 31, 2019. For the three-month and six-month periods ended May 31, 2018, we recognized land option contract abandonment charges of $.5 million and $.8 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.

8.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at May 31, 2019 and November 30, 2018 was a VIE, but we were not the primary beneficiary of the VIE. All of our joint ventures at May 31, 2019 and November 30, 2018 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2019 and November 30, 2018, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2019		November 30, 2018
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$22,820	$859,141	$26,542	$784,334
Other land option contracts and other similar contracts	25,829	518,042	27,288	586,904
Total	$48,649	$1,377,183	$53,830	$1,371,238
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $46.6 million at May 31, 2019 and $46.9 million at November 30, 2018. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s)

during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract or other similar contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $5.5 million at May 31, 2019 and $21.8 million at November 30, 2018.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Revenues	$3,786	$7,827	$15,978	$16,624
Construction and land costs	(3,798)	(7,839)	(16,018)	(16,655)
Other expense, net	(610)	(611)	(1,238)	(1,983)
Loss	$(622)	$(623)	$(1,278)	$(2,014)
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	May 31, 2019	November 30, 2018
Assets
Cash	$18,644	$18,567
Inventories	130,064	131,074
Other assets	404	530
Total assets	$149,112	$150,171

	May 31, 2019	November 30, 2018
Liabilities and equity
Accounts payable and other liabilities	$10,916	$11,374
Notes payable (a)	27,970	17,956
Equity	110,226	120,841
Total liabilities and equity	$149,112	$150,171

(a)
As of May 31, 2019 and November 30, 2018, one of our unconsolidated joint ventures had a construction loan agreement with a third-party lender to finance its land development activities, with the outstanding debt secured by the underlying property and related project assets and non-recourse to us. All of the outstanding secured debt at May 31, 2019 is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2019 or November 30, 2018.

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	May 31, 2019	November 30, 2018
Number of investments in unconsolidated joint ventures	6	6
Investments in unconsolidated joint ventures	$56,446	$61,960
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	17	36
We and our partner in the unconsolidated joint venture that has the above-noted outstanding construction loan agreement at May 31, 2019 provide certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity of the lender from environmental issues. Our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of May 31, 2019, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements.
We are committed to purchase all 17 unconsolidated joint venture lots controlled under land option and other similar contracts at May 31, 2019 from one of our unconsolidated joint ventures. The purchase will be made in quarterly takedowns over the next year for an aggregate purchase price of $8.0 million under agreements that we entered into with the unconsolidated joint venture in 2016.

10.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	May 31, 2019	November 30, 2018
Computer software and equipment	$24,223	$20,940
Model furnishings and sales office improvements (a)	70,347	—
Leasehold improvements, office furniture and equipment (b)	15,605	23,491
Subtotal	110,175	44,431
Less accumulated depreciation (a)	(48,954)	(20,148)
Total	$61,221	$24,283

(a)
The balance at May 31, 2019 reflects a change in the classification of certain community sales office and other marketing- and model home-related costs and related accumulated amortization from inventories to property and equipment, net due to our adoption of ASC 606 effective December 1, 2018, as described in Note 1 – Basis of Presentation and Significant Accounting Policies.

(b)
In January 2019, we completed the sale and leaseback of our office building in San Antonio, Texas. The sale generated net cash proceeds of $5.8 million and a gain of $2.2 million, which will be recognized on a straight-line basis over a 10-year lease term until our adoption of ASU 2016-02, when the remaining gain will be recognized as a transition adjustment to retained earnings.

11.	Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2019	November 30, 2018
Cash surrender value of corporate-owned life insurance contracts	$75,010	$73,721
Prepaid expenses and other	12,724	9,379
Total	$87,734	$83,100

12.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2019	November 30, 2018
Self-insurance and other litigation liabilities	$272,851	$283,651
Employee compensation and related benefits	116,882	148,549
Warranty liability	83,030	82,490
Accrued interest payable	33,989	31,180
Customer deposits	24,088	19,491
Inventory-related obligations (a)	21,840	40,892
Real estate and business taxes	8,212	16,639
Other	44,924	43,376
Total	$605,816	$666,268

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

13.	Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Income tax expense	$9,300	$21,000	$13,800	$138,300
Effective tax rate	16.4%	26.8%	15.1%	111.2%
Our income tax expense and effective tax rate for the three months ended May 31, 2019 included the favorable impacts of $4.3 million of federal energy tax credits that we earned from building energy-efficient homes and $.9 million of excess tax benefits related to stock-based compensation. Our income tax expense and effective tax rate for the six months ended May 31, 2019 included the favorable impacts of $4.3 million of federal energy tax credits, a $3.3 million reversal of a deferred tax asset valuation allowance and $2.9 million of excess tax benefits related to stock-based compensation.
For the three months ended May 31, 2018, our income tax expense and effective tax rate included the favorable net impact of federal energy tax credits of $.2 million that we earned from building energy-efficient homes and $.2 million of excess tax benefits related to stock-based compensation. Our income tax expense and effective tax rate for the six months ended May 31, 2018 included a non-cash charge of $111.2 million for the estimated impacts of the TCJA, which was enacted into law on December 22, 2017. Of the total charge, $107.9 million related to the accounting re-measurement of our deferred tax assets based on the reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, under the TCJA. The remaining $3.3 million was due to our establishing a federal deferred tax asset valuation allowance for the sequestration of refundable alternative minimum tax (“AMT”) credits. Our income tax expense and effective tax rate for the six months ended May 31, 2018 also reflected the favorable net impacts of federal energy tax credits of $4.2 million and excess tax benefits of $2.4 million related to stock-based compensation. The federal energy tax credits for the three-month and six-month periods ended May 31, 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
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
Our deferred tax assets of $444.7 million as of May 31, 2019 and $465.4 million as of November 30, 2018 were partly offset by valuation allowances of $20.3 million and $23.6 million, respectively. During the six months ended May 31, 2019, we reversed the above-mentioned $3.3 million federal deferred tax asset valuation allowance due to the Internal Revenue Service’s announcement in January 2019 that refundable AMT credits will not be subject to sequestration for taxable years beginning after December 31, 2017. The deferred tax asset valuation allowances as of May 31, 2019 and November 30, 2018 were primarily related to certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard at those dates. Based on our evaluation of our deferred tax assets as of May 31, 2019, we determined that most of our deferred tax assets would be realized. Therefore, other than the $3.3 million reversal discussed above, no adjustments to our deferred tax valuation allowance were needed for the six months ended May 31, 2019.
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

Unrecognized Tax Benefits. As of May 31, 2019 and November 30, 2018, we had no gross unrecognized tax benefits (including interest and penalties). The fiscal years ending 2015 and later remain open to federal examinations, while 2014 and later remain open to state examinations.

14.	Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2019	November 30, 2018
Unsecured revolving credit facility	$50,000	$—
Mortgages and land contracts due to land sellers and other loans	12,018	40,038
4.75% Senior notes due May 15, 2019	—	399,483
8.00% Senior notes due March 15, 2020	348,617	347,790
7.00% Senior notes due December 15, 2021	447,754	447,359
7.50% Senior notes due September 15, 2022	347,994	347,731
7.625% Senior notes due May 15, 2023	351,973	248,074
6.875% Senior notes due June 15, 2027	296,200	—
1.375% Convertible senior notes due February 1, 2019	—	229,788
Total	$1,854,556	$2,060,263
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, premiums and discounts, which totaled $7.5 million at May 31, 2019 and $9.8 million at November 30, 2018.
Unsecured Revolving Credit Facility. We have a $500.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on July 27, 2021. The Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $600.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .30% to .45% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2019, we had $50.0 million of cash borrowings and $31.5 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2019, we had $418.5 million available for cash borrowings under the Credit Facility, with up to $218.5 million of that amount available for the issuance of letters of credit.
Letter of Credit Facilities. On February 13, 2019, we entered into a new unsecured letter of credit agreement with a financial institution (“New LOC Facility”). Under the New LOC Facility, which expires on February 13, 2022, we may issue up to $50.0 million of letters of credit. We maintain the New LOC Facility and a cash-collateralized letter of credit facility (together, the “LOC Facilities”) to obtain letters of credit from time to time in the ordinary course of operating our business. As of May 31, 2019, we had $2.1 million of letters of credit outstanding under the LOC Facilities, all of which were under the New LOC Facility. We had no letters of credit outstanding under the LOC Facilities at November 30, 2018.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2019, inventories having a carrying value of $138.2 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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
On February 20, 2019, pursuant to the 2017 Shelf Registration, we completed concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% senior notes due 2027 (“6.875% Senior Notes due 2027”) at 100.000% of their aggregate principal amount, and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% senior notes due 2023 (“7.625% Senior Notes due 2023”) at 105.250% of their aggregate principal amount plus accrued interest from November 15, 2018 (the last date on which interest was paid on the existing 2023 senior notes) to the date of delivery. Net proceeds from these offerings totaled $400.0 million, after deducting the underwriting discount and our expenses relating to the offerings.
On March 8, 2019, we applied the net proceeds from the concurrent public offerings toward the optional redemption of the entire $400.0 million in aggregate principal amount of our 4.75% senior notes due 2019 (“4.75% Senior Notes due 2019”) before their May 15, 2019 maturity date.
All of our senior notes outstanding at May 31, 2019 and November 30, 2018 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries that guarantee our obligations under the Credit Facility and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. Interest on each of these senior notes is payable semi-annually.
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
As of May 31, 2019, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of May 31, 2019, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2019 – $12.0 million; 2020 – $350.0 million; 2021 – $0; 2022 – $800.0 million; 2023 – $350.0 million; and thereafter – $300.0 million.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy, pre-impairment value, inventory impairment charges and fair value for our assets measured on a nonrecurring basis for the six months ended May 31, 2019 and the year ended November 30, 2018 (in thousands):

		May 31, 2019			November 30, 2018
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$19,924	$(6,637)	$13,287	$70,156	$(26,104)	$44,052

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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2019		November 30, 2018
	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,792,538	$1,908,625	$1,790,437	$1,853,438
Convertible senior notes	Level 2	—	—	229,788	229,425

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
Warranty. We provide a limited warranty on all of our homes. The specific terms and conditions of our limited warranty program vary depending upon the markets in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and certain other building systems each varying from two years to five years based on geographic market and state law, and a warranty of one year for other components of the home. Our limited warranty program is ordinarily how we respond to and account for homeowners’ requests to local division offices seeking repairs of certain conditions or defects, including claims where we could have liability under applicable state statutes or tort law for a defective condition in or damages to a home. Our warranty liability covers our costs of repairs associated with homeowner claims made under our limited warranty program. These claims are generally made directly by a homeowner and involve their individual home.
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

The changes in our warranty liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Balance at beginning of period	$84,191	$71,845	$82,490	$69,798
Warranties issued	8,139	9,889	14,433	17,653
Payments	(6,500)	(5,330)	(11,093)	(11,047)
Adjustments	(2,800)	—	(2,800)	—
Balance at end of period	$83,030	$76,404	$83,030	$76,404
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

Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $49.0 million and $56.9 million are included in receivables in our consolidated balance sheets at May 31, 2019 and November 30, 2018, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Balance at beginning of period	$177,862	$180,695	$176,841	$177,695
Self-insurance expense (a)	4,295	4,309	8,042	8,710
Payments (b)	(11,179)	(8,289)	(13,905)	(9,690)
Balance at end of period	$170,978	$176,715	$170,978	$176,715

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Includes net changes in estimated probable insurance and other recoveries, which are recorded in receivables, to present our self-insurance liability on a gross basis.
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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and other claims totaled $4.1 million at May 31, 2019 and $4.8 million at November 30, 2018. We believe the collection of these receivables is probable based on our history of collections for similar claims.
Northern California Claims. In the 2017 third quarter, we received claims from a homeowners association alleging approximately $100.0 million of damages from purported construction defects at a completed townhome community in Northern California, which claims increased to $142.0 million in December 2018. In September 2018, a binding arbitration proceeding on this matter was scheduled to begin on July 1, 2019. On May 24, 2019, we reached a settlement with the homeowners association on their claims. At May 31, 2019, we had an accrual for the amount we have agreed to pay under the settlement, which payment is expected to be made in the 2019 third quarter and is within our previous accrual for this matter. We continue to pursue an additional responsible party for potential recoveries related to this matter.
Florida Chapter 558 Actions (Individual and Homeowner Association Claims). We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of May 31, 2019, we had approximately 580 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At May 31, 2019, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2019, we had $737.5 million of performance bonds and $33.6 million of letters of credit outstanding. At November 30, 2018, we had $689.3 million of performance bonds and $28.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2019, we had total cash deposits of $48.6 million to purchase land having an aggregate purchase price of $1.38 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

17.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2019, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

18.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended May 31, 2019 and 2018
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at February 28, 2019	119,258	(7,860)	(24,264)	$119,258	$755,341	$1,936,523	$(9,565)	$(85,246)	$(587,814)	$2,128,497
Net income	—	—	—	—	—	47,461	—	—	—	47,461
Dividends on common stock	—	—	—	—	—	(2,189)	—	—	—	(2,189)
Employee stock options/other	1,036	—	—	1,036	14,594	—	—	—	—	15,630
Stock awards	56	—	—	56	(56)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,814	—	—	—	—	5,814
Tax payments associated with stock-based compensation awards	—	—	—	—	—	—	—	—	(3)	(3)
Balance at May 31, 2019	120,350	(7,860)	(24,264)	$120,350	$775,693	$1,981,795	$(9,565)	$(85,246)	$(587,817)	$2,195,210

Balance at February 28, 2018	118,214	(8,460)	(22,248)	$118,214	$729,439	$1,662,118	$(16,924)	$(91,760)	$(548,365)	$1,852,722
Net income	—	—	—	—	—	57,308	—	—	—	57,308
Dividends on common stock	—	—	—	—	—	(2,178)	—	—	—	(2,178)
Employee stock options/other	129	—	—	129	1,696	—	—	—	—	1,825
Stock awards	54	—	—	54	(54)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,966	—	—	—	—	4,966
Balance at May 31, 2018	118,397	(8,460)	(22,248)	$118,397	$736,047	$1,717,248	$(16,924)	$(91,760)	$(548,365)	$1,914,643

	Six Months Ended May 31, 2019 and 2018
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2018	119,196	(8,157)	(24,113)	$119,196	$753,570	$1,897,168	$(9,565)	$(88,472)	$(584,397)	$2,087,500
Cumulative effect of adoption of ASC 606	—	—	—	—	—	11,610	—	—	—	11,610
Net income	—	—	—	—	—	77,472	—	—	—	77,472
Dividends on common stock	—	—	—	—	—	(4,455)	—	—	—	(4,455)
Employee stock options/other	1,098	—	—	1,098	15,364	—	—	—	—	16,462
Stock awards	56	297	(4)	56	(3,207)	—	—	3,226	(75)	—
Stock-based compensation	—	—	—	—	9,966	—	—	—	—	9,966
Tax payments associated with stock-based compensation awards	—	—	(147)	—	—	—	—	—	(3,345)	(3,345)
Balance at May 31, 2019	120,350	(7,860)	(24,264)	$120,350	$775,693	$1,981,795	$(9,565)	$(85,246)	$(587,817)	$2,195,210

Balance at November 30, 2017	117,946	(8,898)	(22,021)	$117,946	$727,483	$1,735,695	$(16,924)	$(96,509)	$(541,380)	$1,926,311
Net loss	—	—	—	—	—	(13,947)	—	—	—	(13,947)
Dividends on common stock	—	—	—	—	—	(4,500)	—	—	—	(4,500)
Employee stock options/other	397	—	—	397	4,374	—	—	—	—	4,771
Stock awards	54	438	(10)	54	(4,605)	—	—	4,749	(198)	—
Stock-based compensation	—	—	—	—	8,795	—	—	—	—	8,795
Tax payments associated with stock-based compensation awards	—	—	(217)	—	—	—	—	—	(6,787)	(6,787)
Balance at May 31, 2018	118,397	(8,460)	(22,248)	$118,397	$736,047	$1,717,248	$(16,924)	$(91,760)	$(548,365)	$1,914,643

On February 15, 2019, the management development and compensation committee of our board of directors approved the payout of 297,260 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on October 8, 2015. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on average return on invested capital, cumulative earnings per share, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2015 through November 30, 2018. Of the shares of common stock paid out, 147,382 shares or $3.3 million, were purchased by us in the 2019 first quarter to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
As of May 31, 2019, we were authorized to repurchase 2,193,947 shares of our common stock under a board of directors approved share repurchase program. We did not repurchase any of our common stock under this program in the six months ended May 31, 2019.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary to settle outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. As of May 31, 2019, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan pursuant to the board of directors authorization.
During each of the three-month periods ended May 31, 2019 and 2018, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during each of the six-month periods ended May 31, 2019 and 2018 totaled $.050 per share of common stock.

19.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the six months ended May 31, 2019:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	7,237,544	$16.02
Granted	—	—
Exercised	(1,097,927)	14.95
Cancelled	(30,000)	38.24
Options outstanding at end of period	6,109,617	$16.11
Options exercisable at end of period	5,820,743	$16.10
As of May 31, 2019, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 3.9 years and 3.7 years, respectively. Total unrecognized compensation expense related to unvested stock option awards was nominal as of May 31, 2019 and is expected to be recognized over a weighted average period of 0.4 years. For the three months ended May 31, 2019, stock-based compensation expense was nominal compared to $.2 million for the three months ended May 31, 2018. For the six months ended May 31, 2019 and 2018, stock-based compensation expense associated with stock options totaled $.1 million and $.4 million, respectively. The aggregate intrinsic values of stock options outstanding and stock options exercisable were $66.7 million and $64.1 million, respectively, at May 31, 2019. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $5.8 million and $4.8 million for the three months ended May 31, 2019 and 2018, respectively, related to restricted stock and PSUs. We recognized total compensation expense of $9.9 million and $8.4 million for the six months ended May 31, 2019 and 2018, respectively, related to restricted stock and PSUs.

20.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2019	2018
Summary of cash and cash equivalents at end of period:
Homebuilding	$178,876	$669,798
Financial services	888	756
Total	$179,764	$670,554
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(2,809)	$(3,665)
Income taxes paid	3,163	7,595
Supplemental disclosures of non-cash activities:
Decrease in inventories due to adoption of ASC 606	$(35,288)	$—
Increase in property and equipment, net due to adoption of ASC 606	31,194	—
Increase (decrease) in consolidated inventories not owned	(16,262)	17,518
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	3,983	5,113
Inventories acquired through seller financing	—	36,697

21.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of May 31, 2019.

Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended May 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$932,945	$88,858	$—	$1,021,803
Homebuilding:
Revenues	$—	$932,945	$85,726	$—	$1,018,671
Construction and land costs	—	(756,055)	(87,689)	—	(843,744)
Selling, general and administrative expenses	(27,506)	(97,590)	2,268	—	(122,828)
Operating income (loss)	(27,506)	79,300	305	—	52,099
Interest income	395	—	44	—	439
Interest expense	(35,080)	(134)	(1,330)	36,544	—
Intercompany interest	82,238	(42,578)	(3,116)	(36,544)	—
Equity in loss of unconsolidated joint ventures	—	(369)	—	—	(369)
Homebuilding pretax income (loss)	20,047	36,219	(4,097)	—	52,169
Financial services pretax income	—	—	4,592	—	4,592
Total pretax income	20,047	36,219	495	—	56,761
Income tax expense	(2,800)	(3,000)	(3,500)	—	(9,300)
Equity in net income of subsidiaries	30,214	—	—	(30,214)	—
Net income (loss)	$47,461	$33,219	$(3,005)	$(30,214)	$47,461

	Three Months Ended May 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,026,887	$74,536	$—	$1,101,423
Homebuilding:
Revenues	$—	$1,026,887	$71,786	$—	$1,098,673
Construction and land costs	—	(844,637)	(66,607)	—	(911,244)
Selling, general and administrative expenses	(26,815)	(78,823)	(7,593)	—	(113,231)
Operating income (loss)	(26,815)	103,427	(2,414)	—	74,198
Interest income	1,181	4	93	—	1,278
Interest expense	(37,942)	(634)	(1,348)	39,924	—
Intercompany interest	75,277	(32,791)	(2,562)	(39,924)	—
Equity in loss of unconsolidated joint ventures	—	(321)	(1)	—	(322)
Homebuilding pretax income (loss)	11,701	69,685	(6,232)	—	75,154
Financial services pretax income	—	—	3,154	—	3,154
Total pretax income (loss)	11,701	69,685	(3,078)	—	78,308
Income tax expense	(2,400)	(17,700)	(900)	—	(21,000)
Equity in net income of subsidiaries	48,007	—	—	(48,007)	—
Net income (loss)	$57,308	$51,985	$(3,978)	$(48,007)	$57,308

	Six Months Ended May 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,677,398	$155,888	$—	$1,833,286
Homebuilding:
Revenues	$—	$1,677,398	$150,061	$—	$1,827,459
Construction and land costs	—	(1,367,096)	(147,503)	—	(1,514,599)
Selling, general and administrative expenses	(52,888)	(173,130)	(3,404)	—	(229,422)
Operating income (loss)	(52,888)	137,172	(846)	—	83,438
Interest income	1,409	—	135	—	1,544
Interest expense	(68,275)	(455)	(2,602)	71,332	—
Intercompany interest	160,210	(84,316)	(4,562)	(71,332)	—
Equity in loss of unconsolidated joint ventures	—	(775)	—	—	(775)
Homebuilding pretax income (loss)	40,456	51,626	(7,875)	—	84,207
Financial services pretax income	—	—	7,065	—	7,065
Total pretax income (loss)	40,456	51,626	(810)	—	91,272
Income tax expense	(3,500)	(6,400)	(3,900)	—	(13,800)
Equity in net income of subsidiaries	40,516	—	—	(40,516)	—
Net income (loss)	$77,472	$45,226	$(4,710)	$(40,516)	$77,472

	Six Months Ended May 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,821,576	$151,470	$—	$1,973,046
Homebuilding:
Revenues	$—	$1,821,576	$146,302	$—	$1,967,878
Construction and land costs	—	(1,508,733)	(131,989)	—	(1,640,722)
Selling, general and administrative expenses	(48,981)	(145,940)	(14,034)	—	(208,955)
Operating income (loss)	(48,981)	166,903	279	—	118,201
Interest income	2,179	9	93	—	2,281
Interest expense	(75,914)	(1,323)	(2,631)	79,868	—
Intercompany interest	148,123	(63,745)	(4,510)	(79,868)	—
Equity in loss of unconsolidated joint ventures	—	(1,166)	(1)	—	(1,167)
Homebuilding pretax income (loss)	25,407	100,678	(6,770)	—	119,315
Financial services pretax income	—	—	5,038	—	5,038
Total pretax income (loss)	25,407	100,678	(1,732)	—	124,353
Income tax expense	(47,100)	(65,800)	(25,400)	—	(138,300)
Equity in net income of subsidiaries	7,746	—	—	(7,746)	—
Net income (loss)	$(13,947)	$34,878	$(27,132)	$(7,746)	$(13,947)

Condensed Consolidating Balance Sheets (in thousands)

	May 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$94,391	$71,436	$13,049	$—	$178,876
Receivables	4,192	225,448	70,068	—	299,708
Inventories	—	3,496,318	284,535	—	3,780,853
Investments in unconsolidated joint ventures	—	56,446	—	—	56,446
Property and equipment, net	21,382	36,420	3,419	—	61,221
Deferred tax assets, net	78,039	296,769	49,587	—	424,395
Other assets	82,905	2,889	1,940	—	87,734
	280,909	4,185,726	422,598	—	4,889,233
Financial services	—	—	30,720	—	30,720
Intercompany receivables	3,802,227	—	177,745	(3,979,972)	—
Investments in subsidiaries	95,776	—	—	(95,776)	—
Total assets	$4,178,912	$4,185,726	$631,063	$(4,075,748)	$4,919,953
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$114,162	$484,752	$269,822	$—	$868,736
Notes payable	1,817,428	12,018	25,110	—	1,854,556
	1,931,590	496,770	294,932	—	2,723,292
Financial services	—	—	1,451	—	1,451
Intercompany payables	52,112	3,688,956	238,904	(3,979,972)	—
Stockholders’ equity	2,195,210	—	95,776	(95,776)	2,195,210
Total liabilities and stockholders’ equity	$4,178,912	$4,185,726	$631,063	$(4,075,748)	$4,919,953

	November 30, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$429,977	$114,269	$30,113	$—	$574,359
Receivables	5,135	198,465	89,230	—	292,830
Inventories	—	3,314,386	268,453	—	3,582,839
Investments in unconsolidated joint ventures	—	61,960	—	—	61,960
Property and equipment, net	18,450	5,523	310	—	24,283
Deferred tax assets, net	84,564	303,669	53,587	—	441,820
Other assets	77,288	4,007	1,805	—	83,100
	615,414	4,002,279	443,498	—	5,061,191
Financial services	—	—	12,380	—	12,380
Intercompany receivables	3,569,422	—	158,760	(3,728,182)	—
Investments in subsidiaries	67,657	—	—	(67,657)	—
Total assets	$4,252,493	$4,002,279	$614,638	$(3,795,839)	$5,073,571
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$126,176	$584,321	$213,816	$—	$924,313
Notes payable	1,995,115	40,038	25,110	—	2,060,263
	2,121,291	624,359	238,926	—	2,984,576
Financial services	—	—	1,495	—	1,495
Intercompany payables	43,702	3,377,920	306,560	(3,728,182)	—
Stockholders’ equity	2,087,500	—	67,657	(67,657)	2,087,500
Total liabilities and stockholders’ equity	$4,252,493	$4,002,279	$614,638	$(3,795,839)	$5,073,571

Condensed Consolidating Statements of Cash Flows (in thousands)

	Six Months Ended May 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$35,547	$(308,291)	$92,410	$—	$(180,334)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(4,245)	—	—	(4,245)
Return of investments in unconsolidated joint ventures	—	5,001	—	—	5,001
Proceeds from sale of building	—	5,804	—	—	5,804
Purchases of property and equipment, net	(3,241)	(11,360)	(7,663)	—	(22,264)
Intercompany	(196,595)	—	—	196,595	—
Net cash used in investing activities	(199,836)	(4,800)	(7,663)	196,595	(15,704)
Cash flows from financing activities:
Proceeds from issuance of debt	405,250	—	—	—	405,250
Payment of debt issuance costs	(5,209)	—	—	—	(5,209)
Repayment of senior notes	(630,000)	—	—	—	(630,000)
Borrowings under revolving credit facility	330,000	—	—	—	330,000
Repayments under revolving credit facility	(280,000)	—	—	—	(280,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(28,020)	—	—	(28,020)
Issuance of common stock under employee stock plans	16,462	—	—	—	16,462
Tax payments associated with stock-based compensation awards	(3,345)	—	—	—	(3,345)
Payments of cash dividends	(4,455)	—	—	—	(4,455)
Intercompany	—	298,278	(101,683)	(196,595)	—
Net cash provided by (used in) financing activities	(171,297)	270,258	(101,683)	(196,595)	(199,317)
Net decrease in cash and cash equivalents	(335,586)	(42,833)	(16,936)	—	(395,355)
Cash and cash equivalents at beginning of period	429,977	114,269	30,873	—	575,119
Cash and cash equivalents at end of period	$94,391	$71,436	$13,937	$—	$179,764

	Six Months Ended May 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$18,931	$(15,092)	$(23,208)	$—	$(19,369)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(11,600)	—	—	(11,600)
Return of investments in unconsolidated joint ventures	—	1,099	—	—	1,099
Sale (purchases) of property and equipment, net	(3,102)	(329)	4	—	(3,427)
Intercompany	(42,380)	—	—	42,380	—
Net cash provided by (used in) investing activities	(45,482)	(10,830)	4	42,380	(13,928)
Cash flows from financing activities:
Payments on mortgages and land contracts due to land sellers and other loans	—	(9,574)	(920)	—	(10,494)
Issuance of common stock under employee stock plans	4,771	—	—	—	4,771
Tax payments associated with stock-based compensation awards	(6,787)	—	—	—	(6,787)
Payments of cash dividends	(4,500)	—	—	—	(4,500)
Intercompany	—	26,807	15,573	(42,380)	—
Net cash provided by (used in) financing activities	(6,516)	17,233	14,653	(42,380)	(17,010)
Net decrease in cash and cash equivalents	(33,067)	(8,689)	(8,551)	—	(50,307)
Cash and cash equivalents at beginning of period	575,193	104,120	41,548	—	720,861
Cash and cash equivalents at end of period	$542,126	$95,431	$32,997	$—	$670,554

22.	Subsequent Event
On July 9, 2019, the parent company of Stearns, our partner in KBHS, filed a voluntary bankruptcy petition in the United States Bankruptcy Court, Southern District of New York, with Stearns included as a debtor in the case. KBHS is not included in the filing and there are no known plans for it to be included as a debtor. While the debtors are seeking authority from the court to continue Stearns’ business with respect to KBHS in the ordinary course and without interruption, the ultimate resolution of the case and the timing thereof are uncertain. We will be monitoring the status of the bankruptcy proceedings. We believe KBHS is, at present, financially and operationally able to continue to provide mortgage banking services to our homebuyers. However, the bankruptcy process could be disruptive to KBHS’ operations, which may, in turn, adversely impact the number of homes we deliver in future periods. As of the date of this filing, we are unable to estimate the effect, if any, this event may have on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended May 31,			Six Months Ended May 31,
	2019	2018	Variance	2019	2018	Variance
Revenues:
Homebuilding	$1,018,671	$1,098,673	(7)%	$1,827,459	$1,967,878	(7)%
Financial services	3,132	2,750	14	5,827	5,168	13
Total revenues	$1,021,803	$1,101,423	(7)%	$1,833,286	$1,973,046	(7)%
Pretax income:
Homebuilding	$52,169	$75,154	(31)%	$84,207	$119,315	(29)%
Financial services	4,592	3,154	46	7,065	5,038	40
Total pretax income	56,761	78,308	(28)	91,272	124,353	(27)
Income tax expense	(9,300)	(21,000)	56	(13,800)	(138,300)	90%
Net income (loss)	$47,461	$57,308	(17)%	$77,472	$(13,947)	(a)
Basic earnings (loss) per share	$.54	$.65	(17)%	$.88	$(.16)	(a)
Diluted earnings (loss) per share	$.51	$.57	(11)%	$.82	$(.16)	(a)

(a)	Percentage not meaningful.

Fundamental housing market factors were generally healthy through the 2019 first half, with strong employment levels, relatively high consumer confidence and a limited supply of homes available for sale. However, our results for the 2019 second quarter, including with respect to our homes delivered, revenues, pretax income and ending backlog, were impacted by our lower overall average community count in the prior year and lower net sales in the latter part of 2018, which reflected restrained buyer demand primarily due to rising mortgage interest rates and affordability concerns. With improved market conditions during our 2019 second quarter, including strengthening buyer demand for our homes and generally lower mortgage interest rates, and the year-over-year growth in our average community count, net orders and net order value for the 2019 second quarter, we believe we are well positioned to generate year-over-year revenue growth in the 2019 second half.
Within our homebuilding operations, housing revenues for the 2019 second quarter declined 7% year over year to $1.02 billion, as an 8% decrease in the overall average selling price of homes delivered was partly offset by a 2% increase in the number of homes delivered. For the quarter ended May 31, 2019, we delivered 2,768 homes at an overall average selling price of $367,700. Homebuilding operating income for the current quarter decreased 30% year over year to $52.1 million, and, as a percentage of related revenues, declined 170 basis points to 5.1%. Our housing gross profits for the quarter decreased compared to the year-earlier period mainly due to the lower overall average selling price of homes delivered, partially offset by a 10-basis point increase in our housing gross profit margin to 17.2%. The slight increase in our housing gross profit margin primarily reflected accounting changes resulting from our adoption of ASC 606, effective December 1, 2018, and lower amortization of previously capitalized interest. These factors were offset by pricing pressure on our net orders in the 2018 fourth quarter and 2019 first quarter due to weaker market conditions during those periods, the impact of certain West Coast homebuilding reporting segment communities with relatively high average selling prices and housing gross profit margins having closed out in previous quarters, and reduced operating leverage due to lower housing revenues and higher fixed community-level expenses supporting community count growth in the 2019 first half. Our selling, general and administrative expense ratio increased 170 basis points to 12.1% of housing revenues, also reflecting our adoption of ASC 606, as well as increased marketing expenses to support new community openings, reduced operating leverage on fixed costs due to lower housing revenues in the quarter, and the impact of legal recoveries and favorable legal settlements in the prior-year quarter. Further information regarding the accounting impacts resulting from our adoption of ASC 606 is provided in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.

Reflecting the continued effective execution of our three-year Returns-Focused Growth Plan, which is centered around enhancing asset efficiency, reducing leverage and improving returns, we invested $782.8 million in land and land development during the 2019 first half and repaid the entire $230.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2019 at their February 1, 2019 maturity.
In addition, on February 20, 2019, we completed concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% Senior Notes due 2023. Net proceeds from these offerings totaled $400.0 million, after deducting the underwriting discount and our expenses relating to the offerings. On March 8, 2019, we applied the net proceeds from the concurrent public offerings toward the optional redemption of the entire $400.0 million in aggregate principal amount of our 4.75% Senior Notes due 2019 before their May 15, 2019 maturity date.
Our financial leverage, as measured by the ratio of debt to capital, improved to 45.8% at May 31, 2019, compared to 49.7% at November 30, 2018 and 55.1% at May 31, 2018. Our ratio of net debt to capital (a calculation that is described below under “Non-GAAP Financial Measures”) at May 31, 2019 was 43.3%, compared to 41.6% at November 30, 2018.
The following table presents information concerning our net orders, cancellation rates, ending backlog and community count for the three-month and six-month periods ended May 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Net orders	4,064	3,532	6,739	6,316
Net order value (a)	$1,532,688	$1,361,970	$2,554,775	$2,535,062
Cancellation rates (b)	15%	18%	17%	19%
Ending backlog — homes	5,927	5,787	5,927	5,787
Ending backlog — value	$2,173,173	$2,236,885	$2,173,173	$2,236,885
Ending community count	255	210	255	210
Average community count	252	215	248	218

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
Net Orders. For the three months ended May 31, 2019, net orders from our homebuilding operations increased 15% from the year-earlier period due to a 17% expansion of our overall average community count, partly offset by a slight decrease in monthly net orders per community to 5.4 from 5.5. The value of our 2019 second quarter net orders increased 13% from the year-earlier quarter as a result of the growth in net orders, partly offset by a 2% decrease in the overall average selling price of those orders. The year-over-year increase in overall net order value reflected increases in all four of our homebuilding reporting segments, ranging from 8% in our West Coast segment to 21% in our Southwest segment. The year-over-year rise in net order value in our West Coast segment reflected an 18% increase in net orders stemming from the segment’s higher average community count, partly offset by an 8% decrease in the average selling price of those orders. In our Southwest segment, the year-over-year improvement in net order value reflected 20% growth in net orders as a result of the segment’s higher average community count and a slight increase in the average selling price of those orders. Our cancellation rate as a percentage of gross orders for the three months ended May 31, 2019 decreased from the year-earlier quarter.
Backlog. The number of homes in our backlog at May 31, 2019 increased 2% from May 31, 2018. The potential future housing revenues in our backlog at May 31, 2019 declined 3% from the prior-year period, reflecting a 5% decrease in the overall average selling price of homes in backlog, partly offset by the higher number of homes in our backlog. The decline in our backlog value mainly reflected a year-over-year decrease in our West Coast homebuilding reporting segment resulting from a lower average selling price within the segment, partly offset by an increase in the number of homes in backlog from our Southeast segment. Backlog value in each of our Southwest and Central segments at May 31, 2019 was nearly flat with the respective year-earlier levels. The decrease in our overall backlog value was also a result of the 14% year-over-year decrease in value we had at the beginning of our 2019 fiscal year, which primarily reflected our lower overall average community count for 2018, along with the impact from certain West Coast segment communities with relatively high average selling prices having closed out in previous quarters.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2019 second quarter grew 17% from the year-earlier period, with increases in all four of our homebuilding reporting segments. Our ending community count rose 21% year over year, with increases in all four of our homebuilding reporting segments, ranging from 6% in our Central segment to 39% in each of our West Coast and Southwest segments. The year-over-year increases in both our average and ending community counts reflect the investments in land and land development we have made over the past several quarters.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Revenues:
Housing	$1,017,799	$1,091,768	$1,815,970	$1,958,308
Land	872	6,905	11,489	9,570
Total	1,018,671	1,098,673	1,827,459	1,967,878
Costs and expenses:
Construction and land costs
Housing	(843,071)	(905,055)	(1,504,399)	(1,632,135)
Land	(673)	(6,189)	(10,200)	(8,587)
Total	(843,744)	(911,244)	(1,514,599)	(1,640,722)
Selling, general and administrative expenses	(122,828)	(113,231)	(229,422)	(208,955)
Total	(966,572)	(1,024,475)	(1,744,021)	(1,849,677)
Operating income	$52,099	$74,198	$83,438	$118,201
Homes delivered	2,768	2,717	4,920	4,940
Average selling price	$367,700	$401,800	$369,100	$396,400
Housing gross profit margin as a percentage of housing revenues	17.2%	17.1%	17.2%	16.7%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	17.6%	17.7%	17.6%	17.2%
Adjusted housing gross profit margin as a percentage of housing revenues	21.3%	22.2%	21.3%	21.9%
Selling, general and administrative expenses as a percentage of housing revenues	12.1%	10.4%	12.6%	10.7%
Operating income as a percentage of homebuilding revenues	5.1%	6.8%	4.6%	6.0%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of May 31, 2019, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California and Washington; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2019	2018	2019	2018	2019	2018
West Coast	680	738	1,141	969	14%	16%
Southwest	566	588	768	642	10	16
Central	1,067	1,008	1,498	1,347	17	22
Southeast	455	383	657	574	19	16
Total	2,768	2,717	4,064	3,532	15%	18%

	Net Order Value			Average Community Count
Segment	2019	2018	Variance	2019	2018	Variance
West Coast	$664,431	$614,863	8%	67	52	29%
Southwest	241,729	200,259	21	42	33	27
Central	438,302	380,672	15	94	90	4
Southeast	188,226	166,176	13	49	40	23
Total	$1,532,688	$1,361,970	13%	252	215	17%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2019	2018	2019	2018	2019	2018
West Coast	1,177	1,330	1,840	1,776	17%	14%
Southwest	1,049	1,088	1,301	1,210	12	16
Central	1,891	1,829	2,424	2,343	20	24
Southeast	803	693	1,174	987	19	19
Total	4,920	4,940	6,739	6,316	17%	19%

	Net Order Value			Average Community Count
Segment	2019	2018	Variance	2019	2018	Variance
West Coast	$1,084,892	$1,195,285	(9)%	64	52	23%
Southwest	412,568	377,201	9	40	34	18
Central	722,568	680,600	6	94	92	2
Southeast	334,747	281,976	19	50	40	25
Total	$2,554,775	$2,535,062	1%	248	218	14%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2019	2018	Variance	2019	2018	Variance
West Coast	1,378	1,328	4%	$806,651	$918,188	(12)%
Southwest	1,178	1,210	(3)	372,699	371,902	—
Central	2,247	2,296	(2)	669,037	673,461	(1)
Southeast	1,124	953	18	324,786	273,334	19
Total	5,927	5,787	2%	$2,173,173	$2,236,885	(3)%

Revenues. Homebuilding revenues for the three months ended May 31, 2019 declined 7% from the year-earlier period to $1.02 billion due to a decrease in both housing and land sale revenues.
Housing revenues for the three months ended May 31, 2019 decreased 7% year over year to $1.02 billion, as a decline in the overall average selling price of homes delivered was partially offset by an increase in the number of homes delivered. We delivered 2,768 homes in the 2019 second quarter, up 2% from the year-earlier quarter. The overall average selling price of homes delivered decreased 8% to $367,700, reflecting a shift in the geographic mix of homes delivered, with fewer homes delivered from our West Coast and Southwest homebuilding reporting segments. In addition, the average selling price of homes delivered in our West Coast segment declined 15% year over year, reflecting the impact from certain communities with relatively high average selling prices having closed out in previous quarters, and a community mix shift toward homes delivered in lower-priced inland markets.
Land sale revenues totaled $.9 million for the three months ended May 31, 2019 and $6.9 million for the three months ended May 31, 2018. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Homebuilding revenues for the six months ended May 31, 2019 decreased 7% from the year-earlier period to $1.83 billion, reflecting a decline in housing revenues, which was partly offset by an increase in land sale revenues. Housing revenues for the six months ended May 31, 2019 declined 7% year over year to $1.82 billion due to a 7% decrease in the overall average selling price of homes delivered to $369,100 as the number of homes delivered was relatively flat at 4,920.
Land sale revenues totaled $11.5 million for the six months ended May 31, 2019 and $9.6 million for the six months ended May 31, 2018, reflecting the factors discussed above with respect to our 2019 second quarter land sale revenues.
Operating Income. Our homebuilding operating income decreased 30% year over year to $52.1 million for the three months ended May 31, 2019. Homebuilding operating income for the 2019 second quarter included total inventory-related charges of $4.3 million, compared to $6.5 million in the corresponding 2018 quarter. As a percentage of homebuilding revenues, our homebuilding operating income for the three months ended May 31, 2019 declined 170 basis points year over year to 5.1%. Excluding inventory-related charges, our homebuilding operating income margin was 5.5% for the three months ended May 31, 2019 and 7.3% for the three months ended May 31, 2018.
For the six months ended May 31, 2019, our homebuilding operating income of $83.4 million declined 29% from the prior-year period. Homebuilding operating income for the 2019 first half included total inventory-related charges of $7.9 million, compared to $11.5 million of such charges in the corresponding 2018 period. As a percentage of homebuilding revenues, our homebuilding operating income for the six months ended May 31, 2019 decreased 140 basis points year over year to 4.6%. Excluding inventory-related charges, our homebuilding operating income margin was 5.0% for the six months ended May 31, 2019 and 6.6% for the six months ended May 31, 2018.
The year-over-year decreases in our homebuilding operating income for the three-month and six-month periods ended May 31, 2019 primarily reflected lower housing gross profits and higher selling, general and administrative expenses.
Housing gross profits of $174.7 million for the three months ended May 31, 2019 declined 6% from $186.7 million for the year-earlier period, reflecting a decrease in housing revenues that was partly offset by a higher housing gross profit margin. Our housing gross profit margin for the 2019 second quarter increased 10 basis points year over year to 17.2%. The improvement in our housing gross profit margin reflected the favorable impacts of lower amortization of previously capitalized interest as a percentage of housing revenues resulting from a reduction in interest incurred (approximately 80 basis points), our adoption of ASC 606 (approximately 80 basis points), favorable warranty adjustments (approximately 40 basis points) and a decrease in inventory-related charges (approximately 20 basis points). These favorable impacts were offset by higher construction and land costs (approximately 150 basis points), reduced operating leverage on fixed costs due to lower housing revenues and higher fixed community-level expenses supporting community count growth in the 2019 first half (approximately 30 basis points), and an increase in sales incentives as a result of pricing pressure on our net orders in the 2018 fourth quarter and 2019 first quarter due to weaker market conditions during those periods (approximately 30 basis points). Our housing gross profit margin for the 2019 second quarter was negatively impacted in part by certain West Coast homebuilding reporting segment communities with relatively high average selling prices and housing gross profit margins having closed out in previous quarters.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. Interest incurred decreased to $36.5 million for the three months ended May 31, 2019 from $39.9 million for the year-earlier period, largely due to our lower average debt level. All interest incurred during the three-month periods ended May 31, 2019 and 2018 was capitalized, as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. As a result, we had no interest expense for these periods.

Interest amortized to construction and land costs associated with housing operations was $37.7 million and $49.3 million for the three-month periods ended May 31, 2019 and 2018, respectively. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.7% and 4.5% for the three months ended May 31, 2019 and 2018, respectively.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges in the three months ended May 31, 2019 and 2018, our adjusted housing gross profit margin declined 90 basis points from the year-earlier quarter to 21.3%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2019 second quarter rose to $122.8 million from $113.2 million for the year-earlier quarter, mainly reflecting increased marketing expenses to support new community openings, our adoption of ASC 606, and the impact of legal recoveries and favorable legal settlements in the prior-year quarter. As a percentage of housing revenues, our selling, general and administrative expenses increased 170 basis points to 12.1%, primarily reflecting the year-over-year increase in selling, general and administrative expenses and reduced operating leverage on fixed costs due to lower housing revenues in the 2019 second quarter as compared to the year-earlier quarter.
Land sale profits totaled $.2 million for the three months ended May 31, 2019, compared to $.7 million for the year-earlier period.
Our housing gross profits of $311.6 million for the six months ended May 31, 2019 decreased from $326.2 million for the year-earlier period. Housing gross profits for the 2019 first half included $7.9 million of inventory-related charges, compared to $11.5 million of such charges in the year-earlier period. Our housing gross profit margin of 17.2% for the six months ended May 31, 2019 increased 50 basis points year over year, primarily reflecting the factors discussed above with respect to our 2019 second quarter housing gross profit margin.
For the six months ended May 31, 2019, interest incurred decreased to $71.3 million from $79.9 million for the year-earlier period, largely due to our lower average debt level. All interest incurred during the six-month periods ended May 31, 2019 and 2018 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period.
Interest amortized to construction and land costs associated with housing operations was $67.7 million and $90.7 million for the six-month periods ended May 31, 2019 and 2018, respectively. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.7% and 4.7% for the six months ended May 31, 2019 and 2018, respectively.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges in the six months ended May 31, 2019 and 2018, our adjusted housing gross profit margin declined 60 basis points from the year-earlier period to 21.3%.
Selling, general and administrative expenses for the 2019 first half rose to $229.4 million from $209.0 million for the year-earlier period. As a percentage of housing revenues, selling, general and administrative expenses increased 190 basis points from the prior-year period to 12.6%. The year-over-year increase for the six-month period ended May 31, 2019 was largely due to the reasons discussed above for the 2019 second quarter.
Land sale profits totaled $1.3 million for the six months ended May 31, 2019, compared to $1.0 million for the year-earlier period.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of May 31, 2019 within five years. The following table presents as of May 31, 2019, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
Inventories	$1,936.8	51%	$1,535.2	41%	$278.6	7%	$30.3	1%	$3,780.9

The inventory balances in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments. These categories collectively represented 92% of our total inventories at May 31, 2019, compared to 91% at November 30, 2018. The inventory balances in the 6-10 years and greater than 10 years categories were primarily located in our West Coast, Southwest and Central segments and together totaled $308.9 million at May 31, 2019, compared to $309.7 million at November 30, 2018. The inventories in the 6-10 years and greater than 10 years categories were generally comprised of land held for future development and active, multi-phase communities with large remaining land positions.
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
We believe that the carrying value of our inventory balance as of May 31, 2019 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses and, as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.4 million for the three months ended May 31, 2019 and $1.3 million for the three months ended May 31, 2018. For the six-month periods ended May 31, 2019 and 2018, our interest income totaled $1.5 million and $2.3 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.4 million for the three months ended May 31, 2019, compared to $.3 million for the three months ended May 31, 2018. For the six months ended May 31, 2019, our equity in loss of unconsolidated joint ventures was $.8 million, compared to $1.2 million for the corresponding 2018 period.
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

Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Housing revenues	$1,017,799	$1,091,768	$1,815,970	$1,958,308
Housing construction and land costs	(843,071)	(905,055)	(1,504,399)	(1,632,135)
Housing gross profits	174,728	186,713	311,571	326,173
Add: Inventory-related charges (a)	4,337	6,526	7,892	11,511
Housing gross profits excluding inventory-related charges	179,065	193,239	319,463	337,684
Add: Amortization of previously capitalized interest (b)	37,716	49,348	67,702	90,717
Adjusted housing gross profits	$216,781	$242,587	$387,165	$428,401
Housing gross profit margin as a percentage of housing revenues	17.2%	17.1%	17.2%	16.7%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	17.6%	17.7%	17.6%	17.2%
Adjusted housing gross profit margin as a percentage of housing revenues	21.3%	22.2%	21.3%	21.9%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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

	Six Months Ended May 31,
	2019	2018
	As Reported	As Reported	TCJA Adjustment	As Adjusted
Total pretax income	$91,272	$124,353	$—	$124,353
Income tax expense (a)	(13,800)	(138,300)	111,200	(27,100)
Net income (loss)	$77,472	$(13,947)	$111,200	$97,253
Diluted earnings (loss) per share	$.82	$(.16)		$.97
Weighted average shares outstanding — diluted	94,635	87,370		101,283
Effective tax rate (a)	15.1%	111.2%		21.8%

(a)
For the six months ended May 31, 2019, income tax expense and the related effective tax rate primarily reflected the favorable impacts of $4.3 million of federal energy tax credits that we earned from building energy-efficient homes, a $3.3 million reversal of a deferred tax asset valuation allowance and $2.9 million of excess tax benefits related to stock-based compensation. For the six months ended May 31, 2018, income tax expense and adjusted income tax expense, as well as the related effective tax rate and adjusted effective tax rate, included the favorable impacts of $4.2 million of federal energy tax credits and $2.4 million of excess tax benefits related to stock-based compensation.

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
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	May 31, 2019	November 30, 2018
Notes payable	$1,854,556	$2,060,263
Stockholders’ equity	2,195,210	2,087,500
Total capital	$4,049,766	$4,147,763
Ratio of debt to capital	45.8%	49.7%

Notes payable	$1,854,556	$2,060,263
Less: Cash and cash equivalents	(178,876)	(574,359)
Net debt	1,675,680	1,485,904
Stockholders’ equity	2,195,210	2,087,500
Total capital	$3,870,890	$3,573,404
Ratio of net debt to capital	43.3%	41.6%

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

HOMEBUILDING REPORTING SEGMENTS
Below is a discussion of the financial results for each of our homebuilding reporting segments. Further information regarding these segments, including their pretax income, is included in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report. The difference between each homebuilding reporting segment’s operating income and pretax income is generally due to the equity in loss of unconsolidated joint ventures and/or interest income and expense.
West Coast. The following table presents financial information related to our West Coast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2019	2018	Variance		2019	2018	Variance
Revenues	$391,264	$496,740	(21	) %	$697,074	$883,392	(21	) %
Construction and land costs	(335,105)	(414,253)	19		(594,118)	(742,013)	20
Selling, general and administrative expenses	(31,182)	(30,335)	(3)		(59,903)	(57,332)	(4)
Operating income	$24,977	$52,152	(52	) %	$43,053	$84,047	(49	) %

Homes delivered	680	738	(8	) %	1,177	1,330	(12	) %
Average selling price	$574,800	$673,100	(15	) %	$588,600	$664,100	(11	) %
Housing gross profit margin	14.4%	16.6%	(220	)bps	14.9%	16.0%	(110	)bps
This segment’s revenues for the three months and six months ended May 31, 2019 and the six months ended May 31, 2018 were generated from both housing operations and land sales. Revenues for the three months ended May 31, 2018 were generated solely from housing operations. Housing revenues for the 2019 second quarter declined 21% to $390.9 million from $496.7 million for the year-earlier quarter. For the six months ended May 31, 2019, housing revenues decreased 22% to $692.8 million from $883.2 million for the corresponding 2018 period. The year-over-year decline in housing revenues for the three months and six months ended May 31, 2019 reflected decreases in both the number of homes delivered and the average selling price of those homes. The decrease in the number of homes delivered was primarily due to the lower number of homes in backlog at the beginning of each period, compared to the corresponding year-earlier periods, which resulted from the lower average community count and softer market conditions amid consumer affordability concerns that impacted net orders in the 2018 second half. The decline in the average selling price of homes delivered was due to a product and geographic mix shift, particularly the impact from certain communities with relatively high average selling prices having closed out in previous quarters. Land sale revenues totaled $.4 million for the three months ended May 31, 2019. For the six months ended May 31, 2019 and 2018, land sale revenues totaled $4.3 million and $.2 million, respectively.
Operating income for the three months ended May 31, 2019 decreased by $27.2 million, or 52%, from the year-earlier period, primarily reflecting a decline in housing gross profits and an increase in selling, general and administrative expenses. Housing gross profits declined due to a decrease in housing revenues and a 220-basis point reduction in the housing gross profit margin. The decrease in the housing gross profit margin mainly reflected an increase in construction and land costs as a percentage of housing revenues, an increase in the number of homes delivered from reactivated communities, which typically have lower margins, an increase in sales incentives and decreased operating leverage on fixed costs due to lower housing revenues. These cost increases were partly offset by lower amortization of previously capitalized interest, accounting changes resulting from our adoption of ASC 606, favorable warranty adjustments and a decrease in inventory-related charges to $3.8 million, compared to $6.4 million in the year-earlier quarter. The increase in construction and land costs as a percentage of housing revenues also reflected the impact of certain communities with relatively high average selling prices and housing gross profit margins having closed out in previous quarters. Selling, general and administrative expenses for the three months ended May 31, 2019 rose from the year-earlier period, primarily as a result of our adoption of ASC 606 and increased marketing expenses to support new community openings, partly offset by lower variable expenses associated with reduced housing revenues, and the impact of legal recoveries and favorable legal settlements in the prior-year quarter.
For the six months ended May 31, 2019, operating income declined 49% from the year-earlier period, reflecting a decrease in housing gross profits and an increase in selling, general and administrative expenses. The decrease in housing gross profits reflected declines in housing revenues and a 110-basis point decrease in the housing gross profit margin. The year-over-year decline in the housing gross profit margin was primarily due to the reasons described above with respect to the 2019 second quarter. Inventory-related charges impacting the housing gross profit margin totaled $7.1 million and $11.3 million for the six-month periods ended May 31, 2019 and 2018, respectively. Land sales generated break-even results for the 2019 first half, compared to profits of

$.2 million for the year-earlier period. Selling, general and administrative expenses for the 2019 first half increased from the year-earlier period, primarily due to the reasons described above with respect to the three months ended May 31, 2019.
Southwest. The following table presents financial information related to our Southwest segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2019	2018	Variance		2019	2018	Variance
Revenues	$184,827	$180,917	2%		$342,483	$332,816	3%
Construction and land costs	(140,592)	(146,408)	4		(261,810)	(271,016)	3
Selling, general and administrative expenses	(16,059)	(13,881)	(16)		(30,179)	(25,655)	(18)
Operating income	$28,176	$20,628	37%		$50,494	$36,145	40%

Homes delivered	566	588	(4	) %	1,049	1,088	(4	) %
Average selling price	$326,500	$307,700	6%		$326,500	$305,900	7%
Housing gross profit margin	23.9%	19.1%	480	bps	23.6%	18.6%	500	bps
This segment’s revenues for the three months and six months ended May 31, 2019 and 2018 were generated solely from housing operations. Housing revenues for each 2019 period increased from the corresponding year-earlier periods, reflecting an increase in the average selling price that was partly offset by a decrease in the number of homes delivered. The average selling prices for the three months and six months ended May 31, 2019 increased from the corresponding year-earlier periods primarily due to a product and geographic mix shift and generally favorable market conditions. The year-over-year decreases in the number of homes delivered primarily reflected the lower number of homes in backlog at the beginning of each period, which primarily resulted from the lower average community count for 2018, and was attributable to our Arizona operations.
Operating income for the three months ended May 31, 2019 increased from the corresponding 2018 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The increase in housing gross profits primarily reflected a 480-basis point increase in the housing gross profit margin. The increase in the housing gross profit margin largely reflected a greater proportion of homes delivered from newer, higher-margin communities, a decrease in construction and land costs as a percentage of housing revenues, lower amortization of previously capitalized interest, favorable warranty adjustments and our adoption of ASC 606. Inventory-related charges impacting the housing gross profit margin totaled $.2 million for the three months ended May 31, 2019, compared to no such charges in the year-earlier period. Selling, general and administrative expenses for the 2019 second quarter increased from the corresponding 2018 quarter, mainly as a result of our adoption of ASC 606 and increased marketing expenses to support new community openings.
Operating income for the six months ended May 31, 2019 increased 40% from the corresponding 2018 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The year-over-year increase in housing gross profits mainly reflected a 500-basis point increase in the housing gross profit margin. The increase in the housing gross profit margin was primarily due to the reasons described above with respect to the three months ended May 31, 2019. Inventory-related charges impacting the housing gross profit margin totaled $.3 million for the six months ended May 31, 2019. There were no inventory-related charges in the six months ended May 31, 2018. Selling, general and administrative expenses for the 2019 first half increased from the corresponding 2018 period, primarily due to the reasons described above with respect to the three months ended May 31, 2019, as well as legal recoveries that favorably impacted the 2018 first half.
Central. The following table presents financial information related to our Central segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2019	2018	Variance		2019	2018	Variance
Revenues	$307,080	$313,806	(2	) %	$548,672	$557,987	(2	) %
Construction and land costs	(248,342)	(256,168)	3		(446,446)	(457,302)	2
Selling, general and administrative expenses	(31,539)	(28,563)	(10)		(56,444)	(52,517)	(7)
Operating income	$27,199	$29,075	(6	) %	$45,782	$48,168	(5	) %

	Three Months Ended May 31,				Six Months Ended May 31,
	2019	2018	Variance		2019	2018	Variance
Homes delivered	1,067	1,008	6%		1,891	1,829	3%
Average selling price	$287,400	$304,500	(6	) %	$286,300	$300,100	(5	) %
Housing gross profit margin	19.1%	18.5%	60	bps	18.6%	18.2%	40	bps
This segment’s revenues for the three months and six months ended May 31, 2019 and 2018 were generated from both housing operations and land sales. Housing revenues for the 2019 second quarter totaled $306.6 million and were essentially flat with the year-earlier quarter, as an increase in the number of homes delivered was offset by a decrease in the average selling price of those homes. For the 2019 first half, housing revenues decreased slightly to $541.5 million from $548.8 million for the year-earlier period, primarily reflecting a decrease in the average selling price of homes delivered, which was largely offset by a 3% increase in the number of homes delivered. The average selling price decreased in both the three-month and six-month periods ended May 31, 2019 due to a shift in product mix and a lower proportion of deliveries from our Colorado operations, which generally have a higher average selling price. Land sale revenues totaled $.5 million for the three months ended May 31, 2019, compared to $6.9 million for the year-earlier period. For the six months ended May 31, 2019 and 2018, land sale revenues totaled $7.2 million and $9.2 million, respectively.
Operating income for the three months ended May 31, 2019 decreased $1.9 million from the year-earlier period, mainly due to higher selling, general and administrative expenses. Housing gross profits increased primarily due to expansion in the housing gross profit margin. The housing gross profit margin improved primarily as a result of our adoption of ASC 606 and lower amortization of previously capitalized interest, partly offset by a slight increase in fixed community-level expenses supporting community count growth. Inventory-related charges impacting the housing gross profit margin totaled $.1 million for each of the three-month periods ended May 31, 2019 and 2018. Land sales generated profits of $.2 million and $.7 million for the three months ended May 31, 2019 and 2018, respectively. Selling, general and administrative expenses for the 2019 second quarter increased from the year-earlier quarter, mainly as a result of our adoption of ASC 606.
For the six months ended May 31, 2019, operating income decreased 5% from the year-earlier period, mainly due to an increase in selling, general and administrative expenses, partly offset by an increase in housing gross profits. Housing gross profits and the housing gross profit margin each increased for the respective reasons described above for the three months ended May 31, 2019. Inventory-related charges impacting the housing gross profit margin for the six months ended May 31, 2019 and 2018 were $.4 million and $.2 million, respectively. Land sales generated profits of $1.3 million for the six months ended May 31, 2019, compared to $.8 million for the year-earlier period. Selling, general and administrative expenses for the 2019 first half increased from the corresponding 2018 period, primarily due to the reasons described above with respect to the three months ended May 31, 2019.
Southeast. The following table presents financial information related to our Southeast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2019	2018	Variance		2019	2018	Variance
Revenues	$135,500	$107,210	26%		$239,230	$193,683	24%
Construction and land costs	(117,860)	(92,820)	(27)		(208,638)	(167,142)	(25)
Selling, general and administrative expenses	(17,051)	(13,602)	(25)		(30,548)	(24,433)	(25)
Operating income	$589	$788	(25	) %	$44	$2,108	(98	) %

Homes delivered	455	383	19%		803	693	16%
Average selling price	$297,800	$279,900	6%		$297,900	$279,200	7%
Housing gross profit margin	13.0%	13.4%	(40	)bps	12.8%	13.7%	(90	)bps
This segment’s revenues for the three months and six months ended May 31, 2019 and the three months ended May 31, 2018 were generated solely from housing operations. Revenues for the six months ended May 31, 2018 were generated from both housing operations and land sales. Housing revenues for the three months ended May 31, 2019 rose 26% year over year from $107.2 million for the 2018 second quarter, reflecting increases in both the number of homes delivered and the average selling price of those homes, largely attributable to our Florida operations. The growth in the number of homes delivered was primarily due to the 21% increase in the number of homes in backlog at the beginning of the 2019 second quarter as compared to the year-earlier quarter and an increase in homes delivered from newer communities. The increase in the average selling price was mainly due to a greater proportion of homes delivered from higher-priced communities. Land sale revenues for the six months ended May 31, 2018 totaled $.2 million.
Operating income of $.6 million for the three months ended May 31, 2019 decreased 25% compared to the year-earlier period mainly due to an increase in selling, general and administrative expenses, partly offset by an increase in housing gross profits. Housing gross profits increased from the prior-year period as a decline in the housing gross profit margin was more than offset by an increase in housing revenues. The housing gross profit margin decreased mainly as a result of higher construction and land costs as a percentage of housing revenues and an increase in sales incentives, partly offset by lower amortization of previously capitalized interest, our adoption of ASC 606 and improved operating leverage on fixed costs as a result of higher housing revenues. Inventory-related charges impacting the housing gross profit margin totaled $.2 million for the three months ended May 31, 2019, compared to no such charges in the year-earlier period. Selling, general and administrative expenses increased in the 2019 second quarter from the year-earlier period, primarily as a result of our adoption of ASC 606 as well as increased variable expenses associated with higher housing revenues and the recent expansion of our Jacksonville, Florida operations.
For the six months ended May 31, 2019, operating income declined from the prior-year period, as an increase in selling, general and administrative expenses was partly offset by an increase in housing gross profits. Housing gross profits increased and the housing gross profit margin decreased for the respective reasons described above for the three months ended May 31, 2019. Land sales generated nominal income for the six months ended May 31, 2018. Selling, general and administrative expenses increased in the 2019 first half from the year-earlier period, primarily for the reasons described above with respect to the three months ended May 31, 2019 and favorable legal settlements in the prior-year period.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Revenues	$3,132	$2,750	$5,827	$5,168
Expenses	(1,040)	(957)	(2,064)	(1,910)
Equity in income of unconsolidated joint ventures	2,500	1,361	3,302	1,780
Pretax income	$4,592	$3,154	$7,065	$5,038

Total originations:
Loans	1,679	1,290	2,888	2,293
Principal	$480,806	$355,643	$820,070	$628,948
Percentage of homebuyers using KBHS	69%	52%	67%	51%
Average FICO score	718	719	718	719

Loans sold:
Loans sold to Stearns	1,396	1,098	2,557	2,137
Principal	$397,293	$301,824	$730,646	$597,522
Loans sold to third parties	230	75	474	213
Principal	$61,183	$17,626	$123,539	$54,716
Revenues. Financial services revenues for the three months ended May 31, 2019 rose to $3.1 million from $2.8 million for the year-earlier period. For the six months ended May 31, 2019, financial services revenue increased to $5.8 million from $5.2 million for the corresponding 2018 period. The year-over-year revenue growth for the three-month and six-month periods ended May 31, 2019 reflected increases in both title services revenues and insurance commissions.
Expenses. General and administrative expenses totaled $1.0 million for each of the three-month periods ended May 31, 2019 and 2018. For the six months ended May 31, 2019 and 2018, general and administrative expenses totaled $2.1 million and $1.9 million, respectively.

Equity in Income of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures increased to $2.5 million for the three months ended May 31, 2019 from $1.4 million for the three months ended May 31, 2018. For the six months ended May 31, 2019, the equity in income of unconsolidated joint ventures rose to $3.3 million from $1.8 million for the year-earlier period. The year-over-year improvements in both the three-month and six-month periods ended May 31, 2019 were primarily due to the increase in the percentage of homebuyers using KBHS.
On July 9, 2019, the parent company of Stearns, our partner in KBHS, filed a voluntary bankruptcy petition in the United States Bankruptcy Court, Southern District of New York, with Stearns included as a debtor in the case. KBHS is not included in the filing and there are no known plans for it to be included as a debtor. While the debtors are seeking authority from the court to continue Stearns’ business with respect to KBHS in the ordinary course and without interruption, the ultimate resolution of the case and the timing thereof are uncertain. We will be monitoring the status of the bankruptcy proceedings. We believe KBHS is, at present, financially and operationally able to continue to provide mortgage banking services to our homebuyers. However, the bankruptcy process could be disruptive to KBHS’ operations, which may, in turn, adversely impact the number of homes we deliver in future periods. As of the date of this filing, we are unable to estimate the effect, if any, this event may have on our consolidated financial statements.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Income tax expense	$9,300	$21,000	$13,800	$138,300
Effective tax rate	16.4%	26.8%	15.1%	111.2%
Our income tax expense and effective tax rate for the three months ended May 31, 2019 primarily reflected the favorable impacts of $4.3 million of federal energy tax credits that we earned from building energy-efficient homes and $.9 million of excess tax benefits related to stock-based compensation. For the six months ended May 31, 2019, our income tax expense and effective tax rate primarily reflected the favorable impacts of $4.3 million of federal energy tax credits, a $3.3 million reversal of a deferred tax asset valuation allowance and $2.9 million of excess tax benefits related to stock-based compensation.
Our income tax expense and effective tax rate for the three months ended May 31, 2018 included the favorable net impact of $.2 million of federal energy tax credits and $.2 million of excess tax benefits related to stock-based compensation. For the six months ended May 31, 2018, our income tax expense and effective tax rate included a non-cash charge of $111.2 million for TCJA-related impacts, as discussed in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements in this report; the favorable net impact of federal energy tax credits of $4.2 million; and excess tax benefits of $2.4 million related to stock-based compensation. The federal energy tax credits for the three-month and six-month periods ended May 31, 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
Excluding the above-mentioned charge of $111.2 million, our adjusted income tax expense and adjusted effective tax rate for the six months ended May 31, 2018 were $27.1 million and 21.8%, respectively. The calculations of our adjusted income tax expense and adjusted effective tax rate are described above under “Non-GAAP Financial Measures.”
At May 31, 2019 and November 30, 2018, we had deferred tax assets of $444.7 million and $465.4 million, respectively, that were partly offset by valuation allowances of $20.3 million and $23.6 million, respectively. During the six months ended May 31, 2019, we reversed the $3.3 million federal deferred tax asset valuation allowance established in the 2018 first quarter due to the Internal Revenue Service’s announcement in January 2019 that refundable AMT credits will not be subject to sequestration for taxable years beginning after December 31, 2017. The deferred tax asset valuation allowances as of May 31, 2019 and November 30, 2018 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates.
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
Our investments in land and land development decreased 7% to $782.8 million for the six months ended May 31, 2019, compared to $843.7 million for the corresponding 2018 period. Approximately 41% of our total investments in the six months ended May 31, 2019 related to land acquisition, compared to approximately 50% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first six months of 2019 and 2018, approximately 51% and 60%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in the remainder of 2019 and beyond.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	May 31, 2019		November 30, 2018		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	13,146	$1,838,823	12,680	$1,727,993	466	$110,830
Southwest	9,188	636,802	9,815	598,374	(627)	38,428
Central	23,128	897,052	22,237	865,184	891	31,868
Southeast	9,290	408,176	8,895	391,288	395	16,888
Total	54,752	$3,780,853	53,627	$3,582,839	1,125	$198,014
The carrying value of the lots owned or controlled under land option contracts and other similar contracts at May 31, 2019 increased from November 30, 2018 primarily due to the investments in land and land development we made during the six months ended May 31, 2019, and an increase in the number of homes under construction. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 27% at May 31, 2019 and 26% at November 30, 2018. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	May 31, 2019	November 30, 2018
Total cash and cash equivalents	$178,876	$574,359
Credit Facility commitment	500,000	500,000
Borrowings outstanding under the Credit Facility	(50,000)	—
Letters of credit outstanding under the Credit Facility	(31,547)	(28,010)
Credit Facility availability	418,453	471,990
Total liquidity	$597,329	$1,046,349
Our cash equivalents at May 31, 2019 and November 30, 2018 were invested in interest-bearing bank deposit accounts.

Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2019	November 30, 2018	Variance
Credit Facility	$50,000	$—	$50,000
Mortgages and land contracts due to land sellers and other loans	12,018	40,038	(28,020)
Senior notes	1,792,538	1,790,437	2,101
Convertible senior notes	—	229,788	(229,788)
Total	$1,854,556	$2,060,263	$(205,707)
The change in our notes payable balance at May 31, 2019 compared to November 30, 2018 primarily reflected our completion of the following financing activities in 2019:

•	On February 1, 2019, we repaid the entire $230.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2019 at their maturity.

•
On February 20, 2019, pursuant to the 2017 Shelf Registration, we completed concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% Senior Notes due 2023. Net proceeds from these offerings totaled $400.0 million, after deducting the underwriting discount and our expenses relating to the offering.

•
On March 8, 2019, we applied the net proceeds from the concurrent public offerings toward the optional redemption of the entire $400.0 million in aggregate principal amount of our 4.75% Senior Notes due 2019 before their May 15, 2019 maturity date.

•	We had $50.0 million of cash borrowings outstanding under the Credit Facility at May 31, 2019.

•	We repaid $28.0 million of mortgages and land contracts due to land sellers and other loans during the six months ended May 31, 2019.
Further information regarding our notes payable is provided in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Our financial leverage, as measured by the ratio of debt to capital, was 45.8% at May 31, 2019, compared to 49.7% at November 30, 2018. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at May 31, 2019 was 43.3%, compared to 41.6% at November 30, 2018.
LOC Facilities. We had $2.1 million of letters of credit outstanding under the LOC Facilities at May 31, 2019 and no letters of credit outstanding under the LOC Facilities at November 30, 2018. Further information regarding our LOC Facilities is provided in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unsecured Revolving Credit Facility. We have a $500.0 million Credit Facility that will mature on July 27, 2021. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2019, we had $50.0 million of cash borrowings and $31.5 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2019, we had $418.5 million available for cash borrowings under the Credit Facility, with up to $218.5 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the six months ended May 31, 2019 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2019:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.50 billion	$2.20 billion
Leverage Ratio	<	.650	.458
Interest Coverage Ratio (a)	>	1.500	3.998
Minimum liquidity (a)	>	$137.6 million	$128.9 million
Investments in joint ventures and non-guarantor subsidiaries	<	$543.9 million	$152.2 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$910.6 million

(a)	Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both.
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
As of May 31, 2019, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of dividends (other than common stock dividends) if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2019, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $12.0 million, secured primarily by the underlying property, which had an aggregate carrying value of $138.2 million.
Consolidated Cash Flows. The following table presents a summary of net cash used in our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2019	2018
Net cash used in:
Operating activities	$(180,334)	$(19,369)
Investing activities	(15,704)	(13,928)
Financing activities	(199,317)	(17,010)
Net decrease in cash and cash equivalents	$(395,355)	$(50,307)
Operating Activities. Operating activities used net cash of $180.3 million in the six months ended May 31, 2019 and $19.4 million in the six months ended May 31, 2018. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.
Our net cash used by operating activities for the six months ended May 31, 2019 primarily reflected net cash of $253.5 million used for investments in inventories, a net decrease in accounts payable, accrued expenses and other liabilities of $41.4 million and a net increase in receivables of $5.4 million, partly offset by net income of $77.5 million. In the six months ended May 31, 2018, our net cash used by operating activities mainly reflected net cash of $152.8 million used for investments in inventories and a net increase in receivables of $31.2 million, partly offset by a net increase in accounts payable, accrued expenses and other liabilities of $18.4 million and our net loss of $13.9 million adjusted for various non-cash items, including a net decrease of $137.7 million in our deferred tax assets.
Investing Activities. Investing activities used net cash of $15.7 million in the six months ended May 31, 2019 and $13.9 million in the year-earlier period. In the six months ended May 31, 2019, our uses of cash included $22.3 million for net purchases of property and equipment and $4.2 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by $5.8 million of proceeds from the sale of a building and a $5.0 million return of investments in unconsolidated joint ventures. In the six months ended May 31, 2018, the net cash used for investing activities reflected $11.6 million for contributions to unconsolidated joint ventures and $3.4 million for net purchases of property and equipment, which were partially offset by a $1.1 million return of investments in unconsolidated joint ventures.
Financing Activities. Financing activities used net cash of $199.3 million in the six months ended May 31, 2019 and $17.0 million in the six months ended May 31, 2018. The year-over-year change was mainly due to our repayment of the 1.375% Convertible Senior Notes due 2019 and 4.75% Senior Notes due 2019, partly offset by proceeds from our concurrent public offerings of senior notes. In the six months ended May 31, 2019, net cash was used for our repayment of $630.0 million in aggregate principal amount of 1.375% Convertible Senior Notes due 2019 and 4.75% Senior Notes due 2019, payments on mortgages and land contracts due to land sellers and other loans of $28.0 million, tax payments associated with stock-based compensation awards of $3.3 million, and dividend payments on our common stock of $4.5 million. The cash used was partially offset by cash provided by our concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% Senior Notes due 2023, $50.0 million of net borrowings under the Credit Facility and $16.5 million of issuances of common stock under employee stock plans. In the six months ended May 31, 2018, cash was used for payments on mortgages and land contracts due to land sellers and other loans of $10.5 million, tax payments associated with stock-based compensation awards of $6.8 million, and dividend payments on our common stock of $4.5 million. The cash used was partly offset by $4.8 million of issuances of common stock under employee stock plans.
During the three months ended May 31, 2019 and 2018, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends paid during each of the six months ended May 31, 2019 and 2018 totaled $.050 per share of common stock. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Our unconsolidated joint ventures had total combined assets of $149.1 million at May 31, 2019 and $150.2 million at November 30, 2018. Our investments in unconsolidated joint ventures totaled $56.4 million at May 31, 2019 and $62.0 million at November 30, 2018. At May 31, 2019, one of our unconsolidated joint ventures had outstanding secured debt totaling $28.0 million under a construction loan agreement with a third-party lender to finance its land development activities, with the outstanding debt secured by the underlying property and related project assets and non-recourse to us. At November 30, 2018, this unconsolidated joint venture had outstanding debt totaling $18.0 million. The secured debt is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2019 or November 30, 2018. While we and our partner in the unconsolidated joint venture that has the outstanding construction loan agreement at May 31, 2019 provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, we determined that one of our joint ventures at May 31, 2019 and November 30, 2018 was a VIE, but we were not the primary beneficiary of this VIE. All of our joint ventures were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
We are committed to purchase all 17 unconsolidated joint venture lots controlled under land option and other similar contracts at May 31, 2019 from one of our unconsolidated joint ventures. The purchase will be made in quarterly takedowns over the next year for an aggregate purchase price of approximately $8.0 million under agreements that we entered into with the joint venture in 2016.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. At May 31, 2019, we had total cash deposits of $48.6 million to purchase land having an aggregate purchase price of $1.38 billion. At November 30, 2018, we had total deposits of $53.8 million to purchase land having an aggregate purchase price of $1.37 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at May 31, 2019, we estimate the remaining purchase price to be paid would be as follows: 2019 – $535.7 million; 2020 – $403.6 million; 2021 – $229.0 million; 2022 – $45.8 million; 2023 – $34.8 million; and thereafter – $79.6 million.
In addition to the cash deposits, our exposure to loss related to our land option contracts and other similar contracts consisted of pre-acquisition costs of $46.6 million at May 31, 2019 and $46.9 million at November 30, 2018. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
We determined that as of May 31, 2019 and November 30, 2018 we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We also evaluated our land option contracts and other similar contracts for financing arrangements and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $5.5 million at May 31, 2019 and $21.8 million at November 30, 2018, as further discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report.
Contractual Obligations. Due to our repayment of the entire $230.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2019 upon maturity; our completion of concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% Senior Notes due 2023; and the optional redemption of the entire $400.0 million in aggregate principal amount of our 4.75% Senior Notes due 2019 before their May 15, 2019 maturity date, all of which are further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our contractual obligations as of May 31, 2019 have changed materially from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018. The following table sets forth our future cash requirements related to the contractual obligations of our long-term debt and interest as of May 31, 2019 (in millions):

	Total	2019	2020-2021	2022-2023	Thereafter
Contractual obligations:
Long-term debt	$1,812.0	$12.0	$350.0	$1,150.0	$300.0
Interest	505.1	81.3	227.5	123.3	73.0
Total	$2,317.1	$93.3	$577.5	$1,273.3	$373.0
There have been no other significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. Except for accounting policies related to our adoption of ASC 606, as described in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, there have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2019 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
For the remainder of 2019, we intend to continue to execute on our Returns-Focused Growth Plan, which is described in the “Business” section of our Annual Report on Form 10-K for the year ended November 30, 2018. We believe that doing so will enable us to generate cash flows that we can deploy in a targeted manner to support our business and enhance our return on invested capital, as well as manage our debt, with the principal aim of driving long-term stockholder value. Our present 2019 outlook is as follows:
2019 Third Quarter:

•
We expect to generate housing revenues in the range of $1.10 billion to $1.18 billion, compared to $1.22 billion in the year-earlier quarter, and anticipate our average selling price to be in the range of $395,000 to $400,000, representing a decrease in the range of 2% to 3% compared to the year-earlier period.

•	We expect our housing gross profit margin to be in the range of 17.9% to 18.5%, assuming no inventory-related charges.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 11.3% to 11.9%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to range from 6.4% to 7.0%.

•	We expect an effective tax rate, excluding potential impacts related to stock-based compensation and/or tax credits, of approximately 26%.

•	We expect a diluted weighted average share count of approximately 92.5 million.

•	We expect our average community count to be up approximately 15% to 18% from the 2018 third quarter.
2019 Full Year:

•
We expect our housing revenues to be in the range of $4.45 billion to $4.60 billion, compared to $4.52 billion in 2018, and anticipate our average selling price to be in the range of $385,000 to $390,000, representing a decrease in the range of 2% to 4% compared to 2018.

•	We expect our housing gross profit margin to be in the range of 17.9% to 18.5%, assuming no inventory-related charges.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 11.0% to 11.6%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to range from 6.7% to 7.3%.

•	We expect a diluted weighted average share count of approximately 93.5 million.

•	We expect our average community count to be up approximately 10% to 15% compared to 2018.

•	We expect our debt to capital ratio to be within our targeted range of 35% to 45%.
We believe we are well positioned for 2019 due to, among other things, our planned new home community openings, investments in land and land development and current positive economic and demographic trends, to varying degrees, in many of our served markets. However, in the latter part of 2018, the homebuilding industry and our business saw a tempering of homebuyer demand largely driven by several years of home price appreciation coupled with rising mortgage interest rates. In turn, the decrease in demand has increased new home and resale inventories. In addition, the industry is experiencing labor constraints and volatile raw material prices, exacerbated by U.S. trade policies, including the imposition of tariffs and duties on homebuilding materials and products. If these demand, inventory and cost trends continue for an extended period beyond the 2019 third quarter, or worsen during 2019, our business would be negatively impacted.
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

•	the adoption of new or amended financial accounting standards, including revenue recognition (ASC 606) and lease accounting standards, and the guidance and/or interpretations with respect thereto;

•	the availability and cost of land in desirable areas and our ability to timely develop acquired land parcels and open new home communities;

•	our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred;

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

•
our ability to successfully implement our Returns-Focused Growth Plan and achieve the associated revenue, margin, profitability, cash flow, community reactivation, land sales, business growth, asset efficiency, return on invested capital, return on equity, debt to capital ratio and other financial and operational targets and objectives;

•	income tax expense volatility related to stock-based compensation;

•	the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services;

•	the performance of mortgage lenders to our homebuyers;

•	the performance of KBHS;

•	information technology failures and data security breaches; and

•	other events outside of our control.
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
The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of May 31, 2019 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2020	$350,000	8.5%
2021	—	—
2022	800,000	7.4
2023	350,000	7.5
Thereafter	300,000	7.1
Total	$1,800,000	7.6%
Fair value at May 31, 2019	$1,908,625
For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2018.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2019.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 17 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of November 30, 2016, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. On May 14, 2018 our board of directors reaffirmed the remainder of the 2016 authorization and approved and authorized the repurchase of 2,373,000 additional shares of our outstanding common stock, for a total of up to 4,000,000 shares authorized for repurchase. As of November 30, 2018, we had repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. During the three months ended May 31, 2019, no shares were repurchased pursuant to this authorization.
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

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Statements of Operations for the three months and six months ended May 31, 2019 and 2018, (b) Consolidated Balance Sheets as of May 31, 2019 and November 30, 2018, (c) Consolidated Statements of Cash Flows for the six months ended May 31, 2019 and 2018, and (d) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	July 9, 2019	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 9, 2019	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)