Form 10-Q
period 2019-08-31
KB HOME
filed 2019-10-04
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2019.
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
There were 88,398,314 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2019. The registrant’s grantor stock ownership trust held an additional 7,859,975 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Total revenues	$1,160,786	$1,225,347	$2,994,072	$3,198,393
Homebuilding:
Revenues	$1,156,855	$1,221,875	$2,984,314	$3,189,753
Construction and land costs	(943,754)	(1,001,509)	(2,458,353)	(2,642,231)
Selling, general and administrative expenses	(127,626)	(114,753)	(357,048)	(323,708)
Operating income	85,475	105,613	168,913	223,814
Interest income	201	458	1,745	2,739
Equity in income (loss) of unconsolidated joint ventures	(384)	3,493	(1,159)	2,326
Homebuilding pretax income	85,292	109,564	169,499	228,879
Financial services:
Revenues	3,931	3,472	9,758	8,640
Expenses	(1,003)	(945)	(3,067)	(2,855)
Equity in income of unconsolidated joint ventures	3,716	2,585	7,018	4,365
Financial services pretax income	6,644	5,112	13,709	10,150
Total pretax income	91,936	114,676	183,208	239,029
Income tax expense	(23,800)	(27,200)	(37,600)	(165,500)
Net income	$68,136	$87,476	$145,608	$73,529
Earnings per share:
Basic	$.77	$.99	$1.65	$.83
Diluted	$.73	$.87	$1.55	$.75
Weighted average shares outstanding:
Basic	88,262	87,951	87,630	87,565
Diluted	92,842	101,072	94,032	101,213
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2019	November 30, 2018
Assets
Homebuilding:
Cash and cash equivalents	$183,794	$574,359
Receivables	291,492	292,830
Inventories	3,919,076	3,582,839
Investments in unconsolidated joint ventures	57,168	61,960
Property and equipment, net	64,119	24,283
Deferred tax assets, net	402,095	441,820
Other assets	85,515	83,100
	5,003,259	5,061,191
Financial services	31,911	12,380
Total assets	$5,035,170	$5,073,571

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$281,855	$258,045
Accrued expenses and other liabilities	629,168	666,268
Notes payable	1,860,135	2,060,263
	2,771,158	2,984,576
Financial services	1,783	1,495
Stockholders’ equity:
Common stock	120,523	119,196
Paid-in capital	782,300	753,570
Retained earnings	2,042,034	1,897,168
Accumulated other comprehensive loss	(9,565)	(9,565)
Grantor stock ownership trust, at cost	(85,246)	(88,472)
Treasury stock, at cost	(587,817)	(584,397)
Total stockholders’ equity	2,262,229	2,087,500
Total liabilities and stockholders’ equity	$5,035,170	$5,073,571
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2019	2018
Cash flows from operating activities:
Net income	$145,608	$73,529
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(5,859)	(6,691)
Distributions of earnings from unconsolidated joint ventures	6,450	6,297
Amortization of discounts, premiums and issuance costs	3,500	4,677
Depreciation and amortization	19,825	1,882
Deferred income taxes	35,701	164,668
Stock-based compensation	14,479	12,149
Inventory impairments and land option contract abandonments	13,143	19,925
Changes in assets and liabilities:
Receivables	2,788	(36,030)
Inventories	(389,461)	(370,048)
Accounts payable, accrued expenses and other liabilities	4,965	84,885
Other, net	(3,283)	(4,751)
Net cash used in operating activities	(152,144)	(49,508)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(7,656)	(15,640)
Return of investments in unconsolidated joint ventures	5,001	9,934
Proceeds from sale of building	5,804	—
Purchases of property and equipment, net	(32,211)	(4,137)
Net cash used in investing activities	(29,062)	(9,843)
Cash flows from financing activities:
Proceeds from issuance of debt	405,250	—
Payment of debt issuance costs	(5,209)	—
Repayment of senior notes	(630,000)	(300,000)
Borrowings under revolving credit facility	460,000	70,000
Repayments under revolving credit facility	(410,000)	(70,000)
Payments on mortgages and land contracts due to land sellers and other loans	(32,149)	(10,494)
Issuance of common stock under employee stock plans	18,729	17,433
Tax payments associated with stock-based compensation awards	(3,345)	(6,787)
Payments of cash dividends	(12,352)	(6,686)
Net cash used in financing activities	(209,076)	(306,534)
Net decrease in cash and cash equivalents	(390,282)	(365,885)
Cash and cash equivalents at beginning of period	575,119	720,861
Cash and cash equivalents at end of period	$184,837	$354,976
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of August 31, 2019, the results of our consolidated operations for the three months and nine months ended August 31, 2019 and 2018, and our consolidated cash flows for the nine months ended August 31, 2019 and 2018. The results of our consolidated operations for the three months and nine months ended August 31, 2019 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2018 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2018, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $11.4 million at August 31, 2019 and $385.2 million at November 30, 2018. At August 31, 2019 and November 30, 2018, our cash equivalents were invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $68.1 million for the three months ended August 31, 2019 and $87.5 million for the three months ended August 31, 2018. For the nine months ended August 31, 2019 and 2018, our comprehensive income was $145.6 million and $73.5 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2019 and 2018 was equal to our net income for the respective periods.
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
The impacts of adopting ASC 606 on our consolidated statements of operations for the three months and nine months ended August 31, 2019 and consolidated balance sheet as of August 31, 2019 were as follows (in thousands, except per share amounts):

	Three Months Ended August 31, 2019			Nine Months Ended August 31, 2019
Statement of Operations	As Reported	Amounts without the Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Amounts without the Adoption of ASC 606	Effect of Change Higher/(Lower)
Homebuilding:
Revenues	$1,156,855	$1,156,112	$743	$2,984,314	$2,982,201	$2,113
Construction and land costs	(943,754)	(951,613)	(7,859)	(2,458,353)	(2,478,583)	(20,230)
Selling, general and administrative expenses	(127,626)	(118,772)	8,854	(357,048)	(332,691)	24,357
Operating income	85,475	85,727	(252)	168,913	170,927	(2,014)
Financial services:
Revenues	3,931	3,751	180	9,758	9,366	392
Total pretax income	91,936	92,008	(72)	183,208	184,830	(1,622)
Income tax expense	(23,800)	(23,800)	—	(37,600)	(38,000)	(400)
Net income	68,136	68,208	(72)	145,608	146,830	(1,222)
Diluted earnings per share	.73	.73	—	1.55	1.56	(.01)

	As of August 31, 2019
Balance Sheet	As Reported	Amounts without the Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Homebuilding:
Inventories	$3,919,076	$3,964,873	$(45,797)
Deferred tax assets, net	402,095	405,719	(3,624)
Property and equipment, net	64,119	24,431	39,688
Financial services	31,911	11,791	20,120
Stockholders’ equity:
Retained earnings	2,042,034	2,031,647	10,387

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
Our home sale transactions are made pursuant to contracts under which we typically have a single performance obligation to deliver a completed home to the homebuyer when closing conditions are met. Revenues from home sales are recognized when we have satisfied the performance obligation within the sales contract, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date. Under our home sale contracts, we typically receive an initial cash deposit from the homebuyer at the time the sales contract is executed and receive the remaining consideration to which we are entitled, through a third-party escrow agent, at closing. Customer deposits related to sold but undelivered homes totaled $26.8 million and $19.5 million at August 31, 2019 and November 30, 2018, respectively, and are included in accrued expenses and other liabilities.
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
Financial Services Revenues. Our financial services reporting segment generates revenues primarily from title services and insurance commissions. Revenues from title services are recognized when policies are issued, which generally occurs at the time each applicable home sale is closed. We receive insurance commissions from various third-party insurance carriers for arranging for the carriers to provide homeowner and other insurance policies for our homebuyers that elect to obtain such coverage. In addition, each time a homebuyer renews their insurance policy with the insurance carrier, we receive a renewal commission. Revenues from insurance commissions are recognized when the insurance carrier issues an initial insurance policy to our homebuyer, which generally occurs at the time each applicable home sale is closed. As our performance obligations for policy renewal commissions are satisfied upon issuance of the initial insurance policy, insurance commissions for renewals are considered variable consideration under ASC 606. Accordingly, we estimate the probable future renewal commissions when an initial policy is issued and record a corresponding contract asset and insurance commission revenues. We estimate the amount of variable consideration based on historical renewal trends and constrain the estimate such that it is probable that a significant reversal of cumulative recognized revenue will not occur. We also consider the likelihood and magnitude of a potential future reversal of revenue and update our assessment at the end of each reporting period. The contract assets for estimated future renewal commissions are included in other assets within our financial services reporting segment and totaled $20.1 million at August 31, 2019. Contract assets totaling $19.7 million were recognized on December 1, 2018 in connection with the adoption of ASC 606.
Disaggregation of Revenues. As our homebuilding operations accounted for 99.7% of our total revenues for the year ended November 30, 2018, with most of those revenues generated from home sale contracts with customers, we believe the disaggregation of revenues as reported in our consolidated statement of operations and as disclosed in Note 2 – Segment Information and in Note 3 – Financial Services, fairly depict how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
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
Recent Accounting Pronouncements Not Yet Adopted. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under this guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to previous lease accounting guidance. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for us beginning December 1, 2019 (with early adoption permitted). We expect to adopt ASU 2016-02 and its related amendments (collectively, “ASC 842”) beginning December 1, 2019 using the modified retrospective method. Results for reporting periods beginning December 1, 2019 and after will be presented under ASC 842, while results for prior reporting periods will not be adjusted and will continue to be presented under the accounting guidance in effect for those periods. The main impact of our adoption of ASC 842 will be the recording on our consolidated balance sheet of lease right-of-use assets and lease liabilities for our operating leases with terms of more than 12 months, which are primarily real estate leases for office space and our design studios, as well as certain equipment leases. While we are currently evaluating and quantifying the potential impact of adopting ASC 842, we do not expect the adoption to have a material impact on our consolidated statements of operations or cash flows.
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
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of August 31, 2019, our homebuilding reporting segments conducted ongoing operations in the following states:
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
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Southwest, Central and Southeast homebuilding reporting segments. This segment earns revenues primarily from insurance commissions and from the provision of title services.
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

The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Revenues:
West Coast	$497,654	$571,880	$1,194,728	$1,455,272
Southwest	180,238	196,056	522,721	528,872
Central	326,058	327,888	874,730	885,875
Southeast	152,905	126,051	392,135	319,734
Total	$1,156,855	$1,221,875	$2,984,314	$3,189,753

Pretax income (loss):
West Coast	$43,775	$72,996	$86,480	$156,472
Southwest	26,366	31,065	76,433	66,619
Central	34,417	32,294	80,199	80,464
Southeast	5,272	(702)	5,316	1,405
Corporate and other	(24,538)	(26,089)	(78,929)	(76,081)
Total	$85,292	$109,564	$169,499	$228,879

Inventory impairment and land option contract abandonment charges:
West Coast	$5,065	$4,409	$12,148	$15,697
Southwest	126	432	408	432
Central	—	1,131	366	1,354
Southeast	60	2,442	221	2,442
Total	$5,251	$8,414	$13,143	$19,925

	August 31, 2019	November 30, 2018
Assets:
West Coast	$2,177,265	$1,880,516
Southwest	695,741	631,509
Central	1,048,958	1,017,490
Southeast	448,391	463,224
Corporate and other	632,904	1,068,452
Total	$5,003,259	$5,061,191

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Revenues
Insurance commissions	$2,224	$1,928	$5,342	$4,743
Title services	1,707	1,544	4,410	3,897
Interest income	—	—	6	—
Total	3,931	3,472	9,758	8,640

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018

Expenses
General and administrative	(1,003)	(945)	(3,067)	(2,855)
Operating income	2,928	2,527	6,691	5,785
Equity in income of unconsolidated joint ventures	3,716	2,585	7,018	4,365
Pretax income	$6,644	$5,112	$13,709	$10,150

	August 31, 2019	November 30, 2018
Assets
Cash and cash equivalents	$1,043	$760
Receivables	1,435	2,885
Investments in unconsolidated joint ventures	9,162	8,594
Other assets (a)	20,271	141
Total assets	$31,911	$12,380
Liabilities
Accounts payable and accrued expenses	$1,783	$1,495
Total liabilities	$1,783	$1,495

(a)
Other assets at August 31, 2019 included $20.1 million of contract assets for estimated future renewal commissions due to our adoption of ASC 606 effective December 1, 2018, as described in Note 1 – Basis of Presentation and Significant Accounting Policies.

On July 9, 2019, the parent company of Stearns, our partner in KBHS, filed a voluntary bankruptcy petition in the United States Bankruptcy Court, Southern District of New York, with Stearns included as a debtor in the case. KBHS is not included in the filing and there are no known plans for it to be included as a debtor. The debtors obtained authority from the court to continue Stearns’ business with respect to KBHS in the ordinary course. On September 11, 2019, Stearns’ parent company announced it will seek confirmation of a modified plan of reorganization supported by its largest noteholders at a hearing scheduled for October 24, 2019. We are monitoring the status of the bankruptcy proceedings. We believe KBHS is, at present, financially and operationally able to continue to provide mortgage banking services to our homebuyers. However, the ultimate resolution and timing of the bankruptcy process is uncertain and could be disruptive to KBHS’ operations, which may, in turn, adversely impact the number of homes we deliver in future periods. We are currently unable to estimate the effect, if any, this event may have on our consolidated financial statements.

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Numerator:
Net income	$68,136	$87,476	$145,608	$73,529
Less: Distributed earnings allocated to nonvested restricted stock	(48)	(12)	(76)	(37)
Less: Undistributed earnings allocated to nonvested restricted stock	(365)	(472)	(825)	(388)
Numerator for basic earnings per share	67,723	86,992	144,707	73,104

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	—	796	541	2,389
Add: Undistributed earnings allocated to nonvested restricted stock	365	472	825	388
Less: Undistributed earnings reallocated to nonvested restricted stock	(354)	(416)	(769)	(335)
Numerator for diluted earnings per share	$67,734	$87,844	$145,304	$75,546

Denominator:
Weighted average shares outstanding — basic	88,262	87,951	87,630	87,565
Effect of dilutive securities:
Share-based payments	4,580	4,719	4,501	5,246
Convertible senior notes	—	8,402	1,901	8,402
Weighted average shares outstanding — diluted	92,842	101,072	94,032	101,213
Basic earnings per share	$.77	$.99	$1.65	$.83
Diluted earnings per share	$.73	$.87	$1.55	$.75

We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2019 or 2018.
For the three-month and nine-month periods ended August 31, 2019, outstanding stock options to purchase .6 million shares of our common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. The diluted earnings per share calculation for the nine months ended August 31, 2019 included the dilutive effect of the $230.0 million in aggregate principal amount of our 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”) based on the number of days they were outstanding during the period. We repaid the notes at their February 1, 2019 maturity.
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

5.	Receivables
Receivables consisted of the following (in thousands):

	August 31, 2019	November 30, 2018
Due from utility companies, improvement districts and municipalities	$130,339	$113,434
Recoveries related to self-insurance and other legal claims	115,904	138,261
Refundable deposits and bonds	11,453	14,115
Recoveries related to warranty and other claims	2,315	4,750
Other	40,793	33,775
Subtotal	300,804	304,335
Allowance for doubtful accounts	(9,312)	(11,505)
Total	$291,492	$292,830

6.	Inventories
Inventories consisted of the following (in thousands):

	August 31, 2019	November 30, 2018
Homes under construction	$1,587,617	$1,125,152
Land under development	2,150,088	2,219,936
Land held for future development or sale (a)	181,371	237,751
Total	$3,919,076	$3,582,839

(a)    Land held for sale totaled $27.8 million at August 31, 2019 and $9.8 million at November 30, 2018.
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
Our interest costs were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Capitalized interest at beginning of period	$212,160	$247,276	$209,129	$262,191
Interest incurred	36,024	35,228	107,356	115,096
Interest amortized to construction and land costs (a)	(38,558)	(53,288)	(106,859)	(148,071)
Capitalized interest at end of period (b)	$209,626	$229,216	$209,626	$229,216

(a)
Interest amortized to construction and land costs for the three months ended August 31, 2018 included $.3 million related to land sales during the period. Interest amortized to construction and land costs for the nine months ended August 31, 2019 and 2018 included $.6 million and $4.3 million, respectively, related to land sales during the periods.

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
We evaluated 31 and 47 communities or land parcels for recoverability during the nine months ended August 31, 2019 and 2018, respectively. The carrying value of those communities or land parcels evaluated during the nine months ended August 31, 2019 and 2018 was $219.2 million and $303.5 million, respectively. Some of the communities or land parcels evaluated during the nine months ended August 31, 2019 and 2018 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period were counted only once for each nine-month period. In addition, the communities or land parcels evaluated during the nine months ended August 31, 2019 and 2018 included certain communities or land parcels previously held for future development that were reactivated as part of our efforts to improve asset efficiency under our Returns-Focused Growth Plan.
Based on the results of our evaluations, we recognized inventory impairment charges of $4.8 million for the three months ended August 31, 2019 and $11.5 million for the nine months ended August 31, 2019. For the three months and nine months ended August 31, 2018, we recognized inventory impairment charges of $7.1 million and $17.8 million, respectively. The impairment charges for the three-month and nine-month periods ended August 31, 2019 and 2018 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended August 31,		Nine Months Ended August 31,
Unobservable Input (a)	2019	2018	2019	2018
Average selling price	$325,300 - $957,200	$306,400 - $407,300	$315,000 - $1,045,400	$306,400 - $774,100
Deliveries per month	2 - 4	2 - 6	1 - 4	2 - 6
Discount rate	17%	17% - 18%	17%	17% - 18%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of August 31, 2019, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $134.7 million, representing 21 communities and various other land parcels. As of November 30, 2018, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $156.1 million, representing 22 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.4 million for the three months ended August 31, 2019 and $1.7 million for the nine months ended August 31, 2019. For the three-month and nine-month periods ended August 31, 2018, we recognized land option contract abandonment charges of $1.3 million and $2.1 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.

8.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at August 31, 2019 and November 30, 2018 was a VIE, but we were not the primary beneficiary of the VIE. All of our joint ventures at August 31, 2019 and November 30, 2018 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2019 and November 30, 2018, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2019		November 30, 2018
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$37,720	$932,770	$26,542	$784,334
Other land option contracts and other similar contracts	32,017	532,159	27,288	586,904
Total	$69,737	$1,464,929	$53,830	$1,371,238

In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $30.8 million at August 31, 2019 and $46.9 million at November 30, 2018. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $1.8 million at August 31, 2019 and $21.8 million at November 30, 2018.

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

The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Revenues	$5,729	$35,391	$21,707	$52,015
Construction and land costs	(5,686)	(22,211)	(21,704)	(38,866)
Other expense, net	(708)	(226)	(1,946)	(2,209)
Income (loss)	$(665)	$12,954	$(1,943)	$10,940

The year-over-year decrease in combined revenues and income for three months and nine months ended August 31, 2019 mainly reflected the sale of land by an unconsolidated joint venture in Arizona, and contingent consideration (profit participation revenues) earned by an unconsolidated joint venture in California in the year-earlier periods.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	August 31, 2019	November 30, 2018
Assets
Cash	$27,282	$18,567
Inventories	134,524	131,074
Other assets	969	530
Total assets	$162,775	$150,171

Liabilities and equity
Accounts payable and other liabilities	$14,133	$11,374
Notes payable (a)	37,340	17,956
Equity	111,302	120,841
Total liabilities and equity	$162,775	$150,171

(a)
As of August 31, 2019 and November 30, 2018, one of our unconsolidated joint ventures had a construction loan agreement with a third-party lender to finance its land development activities, with the outstanding debt secured by the underlying property and related project assets and non-recourse to us. All of the outstanding secured debt at August 31, 2019 is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2019 or November 30, 2018.

The following table presents additional information relating to our investments in unconsolidated joint ventures (dollars in thousands):

	August 31, 2019	November 30, 2018
Number of investments in unconsolidated joint ventures	6	6
Investments in unconsolidated joint ventures	$57,168	$61,960
Number of unconsolidated joint venture lots controlled under land option contracts and other similar contracts	8	36

We and our partner in the unconsolidated joint venture that has the above-noted outstanding construction loan agreement at August 31, 2019 provide certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity of the lender from environmental issues. Our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of August 31, 2019, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements.
We are committed to purchase all 8 unconsolidated joint venture lots controlled under land option and other similar contracts at August 31, 2019 from one of our unconsolidated joint ventures. The purchase will be made in quarterly takedowns over the next year for an aggregate purchase price of $3.8 million under agreements that we entered into with the unconsolidated joint venture in 2016.

10.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	August 31, 2019	November 30, 2018
Computer software and equipment	$25,580	$20,940
Model furnishings and sales office improvements (a)	76,805	—
Leasehold improvements, office furniture and equipment (b)	15,790	23,491
Subtotal	118,175	44,431
Less accumulated depreciation (a)	(54,056)	(20,148)
Total	$64,119	$24,283

(a)
The balance at August 31, 2019 reflects a change in the classification of certain community sales office and other marketing- and model home-related costs and related accumulated amortization from inventories to property and equipment, net due to our adoption of ASC 606 effective December 1, 2018, as described in Note 1 – Basis of Presentation and Significant Accounting Policies.

(b)
In January 2019, we completed the sale and leaseback of our office building in San Antonio, Texas. The sale generated net cash proceeds of $5.8 million and a gain of $2.2 million, which will be recognized on a straight-line basis over a 10-year lease term until our adoption of ASC 842, when the remaining gain will be recognized as a transition adjustment to retained earnings.

11.	Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2019	November 30, 2018
Cash surrender value of corporate-owned life insurance contracts	$74,694	$73,721
Prepaid expenses and other	10,821	9,379
Total	$85,515	$83,100

12.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2019	November 30, 2018
Self-insurance and other litigation liabilities	$258,727	$283,651
Employee compensation and related benefits	132,669	148,549
Warranty liability	86,172	82,490
Accrued interest payable	44,491	31,180
Customer deposits	26,823	19,491
Inventory-related obligations (a)	16,817	40,892
Real estate and business taxes	14,796	16,639
Other	48,673	43,376
Total	$629,168	$666,268

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

13.	Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Income tax expense	$23,800	$27,200	$37,600	$165,500
Effective tax rate	25.9%	23.7%	20.5%	69.2%

Our income tax expense and effective tax rate for the three months ended August 31, 2018, included the favorable impacts of $3.0 million of federal energy tax credits that we earned from building energy-efficient homes and $.6 million of excess tax benefits related to stock-based compensation. There were no such impacts included in our income tax expense for the three months ended August 31, 2019.
For the nine months ended August 31, 2019, our income tax expense and effective tax rate included the favorable impacts of $4.3 million of federal energy tax credits, a $3.3 million reversal of a deferred tax asset valuation allowance and $2.9 million of excess tax benefits related to stock-based compensation. Our income tax expense and effective tax rate for the nine months ended August 31, 2018 included a non-cash charge of $111.2 million for the estimated impacts of the TCJA. Of the total charge, $107.9 million related to the accounting re-measurement of our deferred tax assets based on the reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, under the TCJA. The remaining $3.3 million was due to our establishing a federal deferred tax asset valuation allowance for the sequestration of refundable alternative minimum tax (“AMT”) credits. Our income tax expense and effective tax rate for the nine months ended August 31, 2018 also reflected the favorable impacts of $7.2 million of federal energy tax credits and $3.0 million of excess tax benefits related to stock-based compensation.
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
Our deferred tax assets of $422.3 million as of August 31, 2019 and $465.4 million as of November 30, 2018 were partly offset by valuation allowances of $20.2 million and $23.6 million, respectively. The decrease in the valuation allowance during the nine months ended August 31, 2019 primarily reflected our reversal of the above-mentioned $3.3 million federal deferred tax asset valuation allowance due to the Internal Revenue Service’s announcement in January 2019 that refundable AMT credits will not be subject to sequestration for taxable years beginning after December 31, 2017. The deferred tax asset valuation allowances as of August 31, 2019 and November 30, 2018 were primarily related to certain state net operating losses (“NOLs”) that had not met the “more likely than not” realization standard at those dates. Based on our evaluation of our deferred tax assets as of August 31, 2019, we determined that most of our deferred tax assets would be realized. Therefore, other than the $3.3 million reversal discussed above, no significant adjustments to our deferred tax valuation allowance were needed for the nine months ended August 31, 2019.
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
Unrecognized Tax Benefits. As of August 31, 2019 and November 30, 2018, we had no gross unrecognized tax benefits (including interest and penalties). The fiscal years ending 2016 and later remain open to federal examinations, while 2014 and later remain open to state examinations.

14.	Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2019	November 30, 2018
Unsecured revolving credit facility	$50,000	$—
Mortgages and land contracts due to land sellers and other loans	16,856	40,038
4.75% Senior notes due May 15, 2019	—	399,483
8.00% Senior notes due March 15, 2020	349,044	347,790
7.00% Senior notes due December 15, 2021	447,957	447,359
7.50% Senior notes due September 15, 2022	348,129	347,731
7.625% Senior notes due May 15, 2023	351,860	248,074
6.875% Senior notes due June 15, 2027	296,289	—
1.375% Convertible senior notes due February 1, 2019	—	229,788
Total	$1,860,135	$2,060,263

The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, premiums and discounts, which totaled $6.7 million at August 31, 2019 and $9.8 million at November 30, 2018.
Unsecured Revolving Credit Facility. We have a $500.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on July 27, 2021. The Credit Facility contains an uncommitted accordion feature under which the aggregate principal amount of available loans can be increased to a maximum of $600.0 million under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2019, we had $50.0 million of cash borrowings and $23.0 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2019, we had $427.0 million available for cash borrowings under the Credit Facility, with up to $227.0 million of that amount available for the issuance of letters of credit.
Letter of Credit Facilities. On February 13, 2019, we entered into a new unsecured letter of credit agreement with a financial institution (“New LOC Facility”). Under the New LOC Facility, which expires on February 13, 2022, we may issue up to $50.0 million of letters of credit. We maintain the New LOC Facility and a cash-collateralized letter of credit facility (together, the “LOC Facilities”) to obtain letters of credit from time to time in the ordinary course of operating our business. As of August 31, 2019, we had $15.3 million of letters of credit outstanding under the LOC Facilities, all of which were under the New LOC Facility. We had no letters of credit outstanding under the LOC Facilities at November 30, 2018.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2019, inventories having a carrying value of $41.0 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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
All of our senior notes outstanding at August 31, 2019 and November 30, 2018 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries that guarantee our obligations under the Credit Facility and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. Interest on each of these senior notes is payable semi-annually.
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
As of August 31, 2019, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of August 31, 2019, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2019 – $7.9 million; 2020 – $359.0 million; 2021 – $0; 2022 – $800.0 million; 2023 – $350.0 million; and thereafter – $300.0 million.

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy, pre-impairment value, inventory impairment charges and fair value for our assets measured on a nonrecurring basis for the nine months ended August 31, 2019 and the year ended November 30, 2018 (in thousands):

		August 31, 2019			November 30, 2018
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$31,673	$(11,482)	$20,191	$70,156	$(26,104)	$44,052

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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2019		November 30, 2018
	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,793,279	$1,967,313	$1,790,437	$1,853,438
Convertible senior notes	Level 2	—	—	229,788	229,425

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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Balance at beginning of period	$83,030	$76,404	$82,490	$69,798
Warranties issued	9,067	9,590	23,500	27,243
Payments	(5,925)	(6,023)	(17,018)	(17,070)
Adjustments	—	—	(2,800)	—
Balance at end of period	$86,172	$79,971	$86,172	$79,971

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
Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $45.5 million and $56.9 million are included in receivables in our consolidated balance sheets at August 31, 2019 and November 30, 2018, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Balance at beginning of period	$170,978	$176,715	$176,841	$177,695
Self-insurance expense (a)	4,802	5,554	12,844	14,264
Payments (b)	(5,162)	(3,496)	(19,067)	(13,186)
Balance at end of period	$170,618	$178,773	$170,618	$178,773

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Includes net changes in estimated probable insurance and other recoveries, which are recorded in receivables, to present our self-insurance liability on a gross basis.
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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of a subcontractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable. Such receivables associated with our warranty and other claims totaled $2.3 million at August 31, 2019 and $4.8 million at November 30, 2018. We believe the collection of these receivables is probable based on our history of collections for similar claims.
Northern California Claims. In the 2017 third quarter, we received claims from a homeowners association alleging approximately $100.0 million of damages from purported construction defects at a completed townhome community in Northern California, which claims increased to $142.0 million in December 2018. In September 2018, a binding arbitration proceeding on this matter was scheduled to begin on July 1, 2019. On May 24, 2019, we reached a settlement with the homeowners association on their claims that was within our previous accrual for this matter and paid in August 2019.
Florida Chapter 558 Actions (Individual and Homeowner Association Claims). We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of August 31, 2019, we had approximately 615 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At August 31, 2019, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2019, we had $795.9 million of performance bonds and $38.3 million of letters of credit outstanding. At November 30, 2018, we had $689.3 million of performance bonds and $28.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2019, we had total cash deposits of $69.7 million to purchase land having an aggregate purchase price of $1.46 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

17.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2019, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

18.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended August 31, 2019 and 2018
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at May 31, 2019	120,350	(7,860)	(24,264)	$120,350	$775,693	$1,981,795	$(9,565)	$(85,246)	$(587,817)	$2,195,210
Net income	—	—	—	—	—	68,136	—	—	—	68,136
Dividends on common stock	—	—	—	—	—	(7,897)	—	—	—	(7,897)
Employee stock options/other	173	—	—	173	2,094	—	—	—	—	2,267
Stock-based compensation	—	—	—	—	4,513	—	—	—	—	4,513
Balance at August 31, 2019	120,523	(7,860)	(24,264)	$120,523	$782,300	$2,042,034	$(9,565)	$(85,246)	$(587,817)	$2,262,229

Balance at May 31, 2018	118,397	(8,460)	(22,248)	$118,397	$736,047	$1,717,248	$(16,924)	$(91,760)	$(548,365)	$1,914,643
Net income	—	—	—	—	—	87,476	—	—	—	87,476
Dividends on common stock	—	—	—	—	—	(2,186)	—	—	—	(2,186)
Employee stock options/other	652	—	—	652	12,010	—	—	—	—	12,662
Stock awards	—	—	47	—	(1,157)	—	—	—	1,157	—
Stock-based compensation	—	—	—	—	3,354	—	—	—	—	3,354
Balance at August 31, 2018	119,049	(8,460)	(22,201)	$119,049	$750,254	$1,802,538	$(16,924)	$(91,760)	$(547,208)	$2,015,949

	Nine Months Ended August 31, 2019 and 2018
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2018	119,196	(8,157)	(24,113)	$119,196	$753,570	$1,897,168	$(9,565)	$(88,472)	$(584,397)	$2,087,500
Cumulative effect of adoption of ASC 606	—	—	—	—	—	11,610	—	—	—	11,610
Net income	—	—	—	—	—	145,608	—	—	—	145,608
Dividends on common stock	—	—	—	—	—	(12,352)	—	—	—	(12,352)
Employee stock options/other	1,271	—	—	1,271	17,458	—	—	—	—	18,729
Stock awards	56	297	(4)	56	(3,207)	—	—	3,226	(75)	—
Stock-based compensation	—	—	—	—	14,479	—	—	—	—	14,479
Tax payments associated with stock-based compensation awards	—	—	(147)	—	—	—	—	—	(3,345)	(3,345)
Balance at August 31, 2019	120,523	(7,860)	(24,264)	$120,523	$782,300	$2,042,034	$(9,565)	$(85,246)	$(587,817)	$2,262,229

Balance at November 30, 2017	117,946	(8,898)	(22,021)	$117,946	$727,483	$1,735,695	$(16,924)	$(96,509)	$(541,380)	$1,926,311
Net income	—	—	—	—	—	73,529	—	—	—	73,529
Dividends on common stock	—	—	—	—	—	(6,686)	—	—	—	(6,686)
Employee stock options/other	1,049	—	—	1,049	16,384	—	—	—	—	17,433
Stock awards	54	438	37	54	(5,762)	—	—	4,749	959	—
Stock-based compensation	—	—	—	—	12,149	—	—	—	—	12,149
Tax payments associated with stock-based compensation awards	—	—	(217)	—	—	—	—	—	(6,787)	(6,787)
Balance at August 31, 2018	119,049	(8,460)	(22,201)	$119,049	$750,254	$1,802,538	$(16,924)	$(91,760)	$(547,208)	$2,015,949

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
As of August 31, 2019, we were authorized to repurchase 2,193,947 shares of our common stock under a board of directors approved share repurchase program. We did not repurchase any of our common stock under this program in the nine months ended August 31, 2019.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary to settle outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. As of August 31, 2019, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan pursuant to the board of directors authorization.
During the three-month period ended August 31, 2019, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.090 per share from $.025 per share, upon which they declared, and we paid, a quarterly cash dividend at the new higher rate. During the three-month period ended August 31, 2018, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. Quarterly cash dividends declared and paid during the nine-month periods ended August 31, 2019 and 2018 totaled $.140 per share and $.075 per share of common stock, respectively.

19.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the nine months ended August 31, 2019:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	7,237,544	$16.02
Granted	—	—
Exercised	(1,263,505)	14.78
Cancelled	(180,000)	33.59
Options outstanding at end of period	5,794,039	$15.75
Options exercisable at end of period	5,506,883	$15.72

As of August 31, 2019, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 3.8 years and 3.6 years, respectively. Total unrecognized compensation expense related to unvested stock option awards was nominal as of August 31, 2019. For each of the three-month and nine-month periods ended August 31, 2019, stock-based compensation expense associated with stock options was nominal. For the three months and nine months ended August 31, 2018, stock-based compensation expense associated with stock options totaled $.2 million and $.5 million, respectively. The aggregate intrinsic values of stock options outstanding and stock options exercisable were $80.2 million and $76.8 million, respectively, at August 31, 2019. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $4.5 million and $3.2 million for the three months ended August 31, 2019 and 2018, respectively, related to restricted stock and PSUs. We recognized total compensation expense of $14.4 million and $11.6 million for the nine months ended August 31, 2019 and 2018, respectively, related to restricted stock and PSUs.

20.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2019	2018
Summary of cash and cash equivalents at end of period:
Homebuilding	$183,794	$354,361
Financial services	1,043	615
Total	$184,837	$354,976
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(13,311)	$(5,529)
Income taxes paid	3,962	9,808
Supplemental disclosures of non-cash activities:
Decrease in inventories due to adoption of ASC 606	$(35,288)	$—
Increase in property and equipment, net due to adoption of ASC 606	31,194	—
Increase (decrease) in consolidated inventories not owned	(20,048)	20,370
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	6,288	10,390
Inventories acquired through seller financing	8,967	44,586

21.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of August 31, 2019.

Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended August 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,061,698	$99,088	$—	$1,160,786
Homebuilding:
Revenues	$—	$1,061,698	$95,157	$—	$1,156,855
Construction and land costs	—	(859,733)	(84,021)	—	(943,754)
Selling, general and administrative expenses	(23,619)	(95,376)	(8,631)	—	(127,626)
Operating income (loss)	(23,619)	106,589	2,505	—	85,475
Interest income	140	20	41	—	201
Interest expense	(34,488)	(175)	(1,361)	36,024	—
Intercompany interest	84,880	(45,826)	(3,030)	(36,024)	—
Equity in loss of unconsolidated joint ventures	—	(384)	—	—	(384)
Homebuilding pretax income (loss)	26,913	60,224	(1,845)	—	85,292
Financial services pretax income	—	—	6,644	—	6,644
Total pretax income	26,913	60,224	4,799	—	91,936
Income tax expense	(6,900)	(14,900)	(2,000)	—	(23,800)
Equity in net income of subsidiaries	48,123	—	—	(48,123)	—
Net income	$68,136	$45,324	$2,799	$(48,123)	$68,136

	Three Months Ended August 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,144,253	$81,094	$—	$1,225,347
Homebuilding:
Revenues	$—	$1,144,253	$77,622	$—	$1,221,875
Construction and land costs	—	(927,346)	(74,163)	—	(1,001,509)
Selling, general and administrative expenses	(24,688)	(81,540)	(8,525)	—	(114,753)
Operating income (loss)	(24,688)	135,367	(5,066)	—	105,613
Interest income	380	—	78	—	458
Interest expense	(33,319)	(669)	(1,240)	35,228	—
Intercompany interest	78,519	(40,675)	(2,616)	(35,228)	—
Equity in income of unconsolidated joint ventures	—	3,493	—	—	3,493
Homebuilding pretax income (loss)	20,892	97,516	(8,844)	—	109,564
Financial services pretax income	—	—	5,112	—	5,112
Total pretax income (loss)	20,892	97,516	(3,732)	—	114,676
Income tax expense	(3,500)	(22,700)	(1,000)	—	(27,200)
Equity in net income of subsidiaries	70,084	—	—	(70,084)	—
Net income (loss)	$87,476	$74,816	$(4,732)	$(70,084)	$87,476

	Nine Months Ended August 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$2,739,096	$254,976	$—	$2,994,072
Homebuilding:
Revenues	$—	$2,739,096	$245,218	$—	$2,984,314
Construction and land costs	—	(2,226,829)	(231,524)	—	(2,458,353)
Selling, general and administrative expenses	(76,507)	(268,506)	(12,035)	—	(357,048)
Operating income (loss)	(76,507)	243,761	1,659	—	168,913
Interest income	1,549	20	176	—	1,745
Interest expense	(102,763)	(630)	(3,963)	107,356	—
Intercompany interest	245,090	(130,142)	(7,592)	(107,356)	—
Equity in loss of unconsolidated joint ventures	—	(1,159)	—	—	(1,159)
Homebuilding pretax income (loss)	67,369	111,850	(9,720)	—	169,499
Financial services pretax income	—	—	13,709	—	13,709
Total pretax income	67,369	111,850	3,989	—	183,208
Income tax expense	(10,400)	(21,300)	(5,900)	—	(37,600)
Equity in net income of subsidiaries	88,639	—	—	(88,639)	—
Net income (loss)	$145,608	$90,550	$(1,911)	$(88,639)	$145,608

	Nine Months Ended August 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$2,965,829	$232,564	$—	$3,198,393
Homebuilding:
Revenues	$—	$2,965,829	$223,924	$—	$3,189,753
Construction and land costs	—	(2,436,079)	(206,152)	—	(2,642,231)
Selling, general and administrative expenses	(73,669)	(227,480)	(22,559)	—	(323,708)
Operating income (loss)	(73,669)	302,270	(4,787)	—	223,814
Interest income	2,559	9	171	—	2,739
Interest expense	(109,233)	(1,992)	(3,871)	115,096	—
Intercompany interest	226,642	(104,420)	(7,126)	(115,096)	—
Equity in income (loss) of unconsolidated joint ventures	—	2,327	(1)	—	2,326
Homebuilding pretax income (loss)	46,299	198,194	(15,614)	—	228,879
Financial services pretax income	—	—	10,150	—	10,150
Total pretax income (loss)	46,299	198,194	(5,464)	—	239,029
Income tax expense	(50,600)	(88,500)	(26,400)	—	(165,500)
Equity in net income of subsidiaries	77,830	—	—	(77,830)	—
Net income (loss)	$73,529	$109,694	$(31,864)	$(77,830)	$73,529

Condensed Consolidating Balance Sheets (in thousands)

	August 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$67,247	$104,043	$12,504	$—	$183,794
Receivables	2,368	226,063	63,061	—	291,492
Inventories	—	3,623,232	295,844	—	3,919,076
Investments in unconsolidated joint ventures	—	57,168	—	—	57,168
Property and equipment, net	22,732	38,024	3,363	—	64,119
Deferred tax assets, net	71,939	282,066	48,090	—	402,095
Other assets	81,192	2,773	1,550	—	85,515
	245,478	4,333,369	424,412	—	5,003,259
Financial services	—	—	31,911	—	31,911
Intercompany receivables	3,869,512	—	183,833	(4,053,345)	—
Investments in subsidiaries	159,161	—	—	(159,161)	—
Total assets	$4,274,151	$4,333,369	$640,156	$(4,212,506)	$5,035,170
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$135,855	$507,361	$267,807	$—	$911,023
Notes payable	1,818,169	16,856	25,110	—	1,860,135
	1,954,024	524,217	292,917	—	2,771,158
Financial services	—	—	1,783	—	1,783
Intercompany payables	57,898	3,748,931	246,516	(4,053,345)	—
Stockholders’ equity	2,262,229	60,221	98,940	(159,161)	2,262,229
Total liabilities and stockholders’ equity	$4,274,151	$4,333,369	$640,156	$(4,212,506)	$5,035,170

	November 30, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$429,977	$114,269	$30,113	$—	$574,359
Receivables	5,135	198,465	89,230	—	292,830
Inventories	—	3,314,386	268,453	—	3,582,839
Investments in unconsolidated joint ventures	—	61,960	—	—	61,960
Property and equipment, net	18,450	5,523	310	—	24,283
Deferred tax assets, net	84,564	303,669	53,587	—	441,820
Other assets	77,288	4,007	1,805	—	83,100
	615,414	4,002,279	443,498	—	5,061,191
Financial services	—	—	12,380	—	12,380
Intercompany receivables	3,569,422	—	158,760	(3,728,182)	—
Investments in subsidiaries	67,657	—	—	(67,657)	—
Total assets	$4,252,493	$4,002,279	$614,638	$(3,795,839)	$5,073,571
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$126,176	$584,321	$213,816	$—	$924,313
Notes payable	1,995,115	40,038	25,110	—	2,060,263
	2,121,291	624,359	238,926	—	2,984,576
Financial services	—	—	1,495	—	1,495
Intercompany payables	43,702	3,377,920	306,560	(3,728,182)	—
Stockholders’ equity	2,087,500	—	67,657	(67,657)	2,087,500
Total liabilities and stockholders’ equity	$4,252,493	$4,002,279	$614,638	$(3,795,839)	$5,073,571

Condensed Consolidating Statements of Cash Flows (in thousands)

	Nine Months Ended August 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$92,935	$(335,428)	$90,349	$—	$(152,144)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(7,656)	—	—	(7,656)
Return of investments in unconsolidated joint ventures	—	5,001	—	—	5,001
Proceeds from sale of building	—	5,804	—	—	5,804
Purchases of property and equipment, net	(4,728)	(18,252)	(9,231)	—	(32,211)
Intercompany	(274,010)	—	—	274,010	—
Net cash used in investing activities	(278,738)	(15,103)	(9,231)	274,010	(29,062)
Cash flows from financing activities:
Proceeds from issuance of debt	405,250	—	—	—	405,250
Payment of debt issuance costs	(5,209)	—	—	—	(5,209)
Repayment of senior notes	(630,000)	—	—	—	(630,000)
Borrowings under revolving credit facility	460,000	—	—	—	460,000
Repayments under revolving credit facility	(410,000)	—	—	—	(410,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(32,149)	—	—	(32,149)
Issuance of common stock under employee stock plans	18,729	—	—	—	18,729
Tax payments associated with stock-based compensation awards	(3,345)	—	—	—	(3,345)
Payments of cash dividends	(12,352)	—	—	—	(12,352)
Intercompany	—	372,454	(98,444)	(274,010)	—
Net cash provided by (used in) financing activities	(176,927)	340,305	(98,444)	(274,010)	(209,076)
Net decrease in cash and cash equivalents	(362,730)	(10,226)	(17,326)	—	(390,282)
Cash and cash equivalents at beginning of period	429,977	114,269	30,873	—	575,119
Cash and cash equivalents at end of period	$67,247	$104,043	$13,547	$—	$184,837

	Nine Months Ended August 31, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$50,507	$(78,593)	$(21,422)	$—	$(49,508)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(15,640)	—	—	(15,640)
Return of investments in unconsolidated joint ventures	—	9,934	—	—	9,934
Purchases of property and equipment, net	(3,508)	(520)	(109)	—	(4,137)
Intercompany	(80,955)	—	—	80,955	—
Net cash used in investing activities	(84,463)	(6,226)	(109)	80,955	(9,843)
Cash flows from financing activities:
Repayment of senior notes	(300,000)	—	—	—	(300,000)
Borrowings under revolving credit facility	70,000	—	—	—	70,000
Repayments under revolving credit facility	(70,000)	—	—	—	(70,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(9,574)	(920)	—	(10,494)
Issuance of common stock under employee stock plans	17,433	—	—	—	17,433
Tax payments associated with stock-based compensation awards	(6,787)	—	—	—	(6,787)
Payments of cash dividends	(6,686)	—	—	—	(6,686)
Intercompany	—	83,560	(2,605)	(80,955)	—
Net cash provided by (used in) financing activities	(296,040)	73,986	(3,525)	(80,955)	(306,534)
Net decrease in cash and cash equivalents	(329,996)	(10,833)	(25,056)	—	(365,885)
Cash and cash equivalents at beginning of period	575,193	104,120	41,548	—	720,861
Cash and cash equivalents at end of period	$245,197	$93,287	$16,492	$—	$354,976

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2019	2018	Variance	2019	2018	Variance
Revenues:
Homebuilding	$1,156,855	$1,221,875	(5)%	$2,984,314	$3,189,753	(6)%
Financial services	3,931	3,472	13	9,758	8,640	13
Total revenues	$1,160,786	$1,225,347	(5)%	$2,994,072	$3,198,393	(6)%
Pretax income:
Homebuilding	$85,292	$109,564	(22)%	$169,499	$228,879	(26)%
Financial services	6,644	5,112	30	13,709	10,150	35
Total pretax income	91,936	114,676	(20)	183,208	239,029	(23)
Income tax expense	(23,800)	(27,200)	13	(37,600)	(165,500)	77
Net income	$68,136	$87,476	(22)%	$145,608	$73,529	98%
Basic earnings per share	$.77	$.99	(22)%	$1.65	$.83	99%
Diluted earnings per share	$.73	$.87	(16)%	$1.55	$.75	107%

Housing market conditions were generally healthy through the nine months ended August 31, 2019, with strong employment levels, relatively high consumer confidence and a limited supply of homes available for sale. During this period, we continued to execute on our long-standing, customer-centric operating strategy. Among other things, this strategy focuses on giving our customers the ability to personalize their homes at prices that are affordable relative to local median household income levels in order to appeal to a wide array of consumers, primarily first-time homebuyers, as well as to move-up and active adult homebuyers. In the 2019 third quarter, approximately 55% of our homes delivered were to first-time homebuyers.
While our revenues and pretax income for the 2019 third quarter were impacted by our lower overall average community count in the prior year and lower net sales in the 2019 first quarter, we believe we are well positioned to generate higher revenues in the 2019 fourth quarter, compared to the year-earlier quarter, due to the year-over-year growth in our average community count, net orders, net order value and backlog over the first nine months of 2019.
Within our homebuilding operations, housing revenues for the 2019 third quarter decreased compared to the year-earlier quarter, as a 7% decline in the overall average selling price to $381,400 was partly offset by a 1% increase in the number of homes delivered to 3,022. Homebuilding operating income for the current quarter decreased 19% year over year to $85.5 million, and, as a percentage of related revenues, declined 120 basis points to 7.4%. Our housing gross profits for the quarter declined compared to the year-earlier period mainly due to the lower overall average selling price of homes delivered, partly offset by a 50-basis point increase in our housing gross profit margin to 18.5%.
The increase in our housing gross profit margin primarily reflected lower amortization of previously capitalized interest and accounting changes resulting from our adoption of ASC 606, effective December 1, 2018. This was partly offset by the impact of certain West Coast homebuilding reporting segment communities with relatively high average selling prices and housing gross profit margins having closed out in previous quarters, reduced operating leverage due to lower housing revenues and higher fixed community-level expenses supporting community count growth, and pricing pressure on our net orders in the 2019 first quarter due to weaker market conditions during that period. Our selling, general and administrative expense ratio increased 170 basis points to 11.1% of housing revenues, reflecting our adoption of ASC 606, the increased marketing expenses to support new community openings, reduced operating leverage on fixed costs due to lower housing revenues in the quarter, and the impact of favorable legal settlements in the prior-year quarter. Further information regarding the accounting impacts resulting from our adoption of ASC 606 is provided in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
The following table presents information concerning our net orders, cancellation rates, ending backlog and community count for the three-month and nine-month periods ended August 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Net orders	3,325	2,685	10,064	9,001
Net order value (a)	$1,276,242	$1,018,078	$3,831,017	$3,553,140
Cancellation rates (b)	20%	26%	18%	21%
Ending backlog — homes	6,230	5,484	6,230	5,484
Ending backlog — value	$2,296,797	$2,035,343	$2,296,797	$2,035,343
Ending community count	254	224	254	224
Average community count	255	217	249	219

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
Net Orders. For the three months ended August 31, 2019, net orders from our homebuilding operations increased 24% from the year-earlier period due to an 18% expansion of our overall average community count and an increase in monthly net orders per community to 4.3 from 4.1. The value of our 2019 third quarter net orders rose 25% from the year-earlier quarter as a result of the growth in net orders and a slight increase in the overall average selling price of those orders. The year-over-year increase in net orders and overall net order value reflected improvements in all four of our homebuilding reporting segments, with net order value increases ranging from 6% in our Southeast segment to 34% in our West Coast segment. In our West Coast segment, net order value rose due to a 32% increase in net orders stemming from the segment’s higher average community count and a 2% increase in the average selling price of those orders. In our Southeast segment, the year-over-year improvement in net order value reflected 13% growth in net orders as a result of the segment’s higher average community count, partly offset by a 6% decrease in the average selling price of those orders. Our cancellation rate as a percentage of gross orders for the three months ended August 31, 2019 improved from the year-earlier quarter.
Backlog. The number of homes in our backlog at August 31, 2019 increased 14% from August 31, 2018. The potential future housing revenues in our backlog at August 31, 2019 grew 13% from the prior-year period, reflecting the higher number of homes in our backlog, partly offset by a slight decrease in the overall average selling price of those homes. The increases in the number of homes in backlog and our backlog value reflected growth in each of our four homebuilding reporting segments.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2019 third quarter grew 18% from the year-earlier period, with increases in all four of our homebuilding reporting segments, ranging from 6% in our Central segment to 34% in each of our West Coast and Southwest segments. Our ending community count rose 13% year over year. The year-over-year increases in both our average and ending community counts reflect the investments in land and land development we have made over the past several quarters.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Revenues:
Housing	$1,152,618	$1,219,620	$2,968,588	$3,177,928
Land	4,237	2,255	15,726	11,825
Total	1,156,855	1,221,875	2,984,314	3,189,753
Costs and expenses:
Construction and land costs
Housing	(939,538)	(999,499)	(2,443,937)	(2,631,634)
Land	(4,216)	(2,010)	(14,416)	(10,597)
Total	(943,754)	(1,001,509)	(2,458,353)	(2,642,231)
Selling, general and administrative expenses	(127,626)	(114,753)	(357,048)	(323,708)
Total	(1,071,380)	(1,116,262)	(2,815,401)	(2,965,939)
Operating income	$85,475	$105,613	$168,913	$223,814
Homes delivered	3,022	2,988	7,942	7,928
Average selling price	$381,400	$408,200	$373,800	$400,800
Housing gross profit margin as a percentage of housing revenues	18.5%	18.0%	17.7%	17.2%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	18.9%	18.7%	18.1%	17.8%
Adjusted housing gross profit margin as a percentage of housing revenues	22.3%	23.1%	21.7%	22.3%
Selling, general and administrative expenses as a percentage of housing revenues	11.1%	9.4%	12.0%	10.2%
Operating income as a percentage of homebuilding revenues	7.4%	8.6%	5.7%	7.0%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of August 31, 2019, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California and Washington; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2019	2018	2019	2018	2019	2018
West Coast	838	825	957	724	20%	26%
Southwest	566	636	706	505	14	18
Central	1,098	1,082	1,132	986	22	30
Southeast	520	445	530	470	22	23
Total	3,022	2,988	3,325	2,685	20%	26%

	Net Order Value			Average Community Count
Segment	2019	2018	Variance	2019	2018	Variance
West Coast	$570,531	$424,956	34%	71	53	34%
Southwest	219,930	167,247	32	43	32	34
Central	331,635	280,088	18	92	87	6
Southeast	154,146	145,787	6	49	45	9
Total	$1,276,242	$1,018,078	25%	255	217	18%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2019	2018	2019	2018	2019	2018
West Coast	2,015	2,155	2,797	2,500	18%	18%
Southwest	1,615	1,724	2,007	1,715	13	16
Central	2,989	2,911	3,556	3,329	20	26
Southeast	1,323	1,138	1,704	1,457	20	20
Total	7,942	7,928	10,064	9,001	18%	21%

	Net Order Value			Average Community Count
Segment	2019	2018	Variance	2019	2018	Variance
West Coast	$1,655,423	$1,620,241	2%	66	53	25%
Southwest	632,498	544,448	16	41	34	21
Central	1,054,203	960,688	10	93	90	3
Southeast	488,893	427,763	14	49	42	17
Total	$3,831,017	$3,553,140	8%	249	219	14%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2019	2018	Variance	2019	2018	Variance
West Coast	1,497	1,227	22%	$883,765	$771,264	15%
Southwest	1,318	1,079	22	412,391	343,093	20
Central	2,281	2,200	4	674,614	627,916	7
Southeast	1,134	978	16	326,027	293,070	11
Total	6,230	5,484	14%	$2,296,797	$2,035,343	13%
Revenues. Homebuilding revenues for the three months ended August 31, 2019 declined 5% from the year-earlier period due to a decrease in housing revenues, partly offset by an increase in land sale revenues.
Housing revenues for the three months ended August 31, 2019 decreased 5% year over year, as a 7% decline in the overall average selling price of homes delivered was partially offset by a slight increase in the number of homes delivered. The decrease in the overall average selling price of homes delivered was mainly due to a 15% year-over-year decline in our West Coast homebuilding reporting segment that resulted from certain communities with relatively high average selling prices having closed out in previous quarters and a community mix shift toward homes delivered in lower-priced inland California markets.
Land sale revenues for the quarter ended August 31, 2019 increased 88% from the year-earlier period. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.

Homebuilding revenues for the nine months ended August 31, 2019 decreased 6% from the year-earlier period, reflecting a decline in housing revenues, which was partially offset by an increase in land sale revenues. Housing revenues for the nine months ended August 31, 2019 declined 7% year over year due to a 7% decrease in the overall average selling price of homes delivered, as the number of homes delivered was essentially even with the year-earlier period.
Land sale revenues for the nine months ended August 31, 2019 increased 33% from the corresponding 2018 period, reflecting the factors discussed above with respect to our 2019 third quarter land sale revenues.
Operating Income. Our homebuilding operating income for the three months ended August 31, 2019 decreased 19% from the three months ended August 31, 2018. Homebuilding operating income for the 2019 third quarter included total inventory-related charges of $5.3 million, compared to $8.4 million in the corresponding 2018 quarter. As a percentage of homebuilding revenues, our homebuilding operating income for the three months ended August 31, 2019 declined 120 basis points year over year to 7.4%. Excluding inventory-related charges, our homebuilding operating income margin was 7.8% for the 2019 third quarter and 9.3% for the year-earlier quarter.
For the nine months ended August 31, 2019, our homebuilding operating income decreased 25% from the prior-year period. Homebuilding operating income for the nine months ended August 31, 2019 included total inventory-related charges of $13.1 million, compared to $19.9 million of such charges in the corresponding 2018 period. As a percentage of homebuilding revenues, our homebuilding operating income for the nine months ended August 31, 2019 decreased 130 basis points year over year to 5.7%. Excluding inventory-related charges, our homebuilding operating income margin was 6.1% for the first nine months of 2019, compared to 7.6% for the year-earlier period.
The year-over-year decreases in our homebuilding operating income for the three-month and nine-month periods ended August 31, 2019 primarily reflected lower housing gross profits and higher selling, general and administrative expenses.
Housing gross profits of $213.1 million for the three months ended August 31, 2019 declined 3% from $220.1 million for the year-earlier period, reflecting a decrease in housing revenues that was partly offset by an improvement in housing gross profit margin. Our housing gross profit margin for the 2019 third quarter increased 50 basis points year over year to 18.5% due to the favorable impacts of lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 100 basis points), our adoption of ASC 606 (approximately 70 basis points) and a decrease in inventory-related charges (approximately 30 basis points). These items were partly offset by higher construction and land costs (approximately 90 basis points), reduced operating leverage on fixed costs due to lower housing revenues and higher fixed community-level expenses supporting community count growth (approximately 30 basis points), and an increase in sales incentives as a result of pricing pressure on our net orders in the 2019 first quarter due to weaker market conditions during that period (approximately 30 basis points). Our housing gross profit margin for the 2019 third quarter was negatively impacted in part by certain West Coast homebuilding reporting segment communities with relatively high average selling prices and housing gross profit margins having closed out in previous quarters.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. Interest incurred totaled $36.0 million for the three months ended August 31, 2019, increasing slightly from $35.2 million for the year-earlier period, as the impact of our lower average debt level was more than offset by a higher average interest rate. All interest incurred during the three-month periods ended August 31, 2019 and 2018 was capitalized, due to the average amount of our inventory qualifying for interest capitalization exceeding our average debt level for each period. As a result, we had no interest expense for these periods.
Interest amortized to construction and land costs associated with housing operations was $38.6 million and $53.0 million for the three-month periods ended August 31, 2019 and 2018, respectively. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.4% and 4.4% for the three months ended August 31, 2019 and 2018, respectively.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges in the three months ended August 31, 2019 and 2018, our adjusted housing gross profit margin declined 80 basis points from the year-earlier quarter to 22.3%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2019 third quarter rose 11% from the year-earlier quarter, mainly reflecting increased marketing expenses to support new community openings, our adoption of ASC 606, and the impact of favorable legal settlements in the prior-year quarter. As a percentage of housing revenues, our selling, general and administrative expenses increased 170 basis points, primarily reflecting the year-over-year increase in selling, general and administrative expenses and reduced operating leverage on fixed costs due to lower housing revenues as compared to the year-earlier quarter.

Our housing gross profits of $524.7 million for the nine months ended August 31, 2019 decreased from $546.3 million for the year-earlier period due to a decrease in housing revenues, partly offset by an increase in the housing gross profit margin. Housing gross profits for the nine months ended August 31, 2019 included $13.1 million of inventory-related charges, compared to $19.9 million of such charges in the year-earlier period. Our housing gross profit margin of 17.7% for the nine months ended August 31, 2019 increased 50 basis points year over year, primarily reflecting the factors discussed above with respect to our 2019 third quarter housing gross profit margin.
For the nine months ended August 31, 2019, interest incurred decreased to $107.4 million from $115.1 million for the year-earlier period, largely due to our lower average debt level. All interest incurred during the nine-month periods ended August 31, 2019 and 2018 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period.
Interest amortized to construction and land costs associated with housing operations was $106.3 million and $143.7 million for the nine-month periods ended August 31, 2019 and 2018, respectively. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.6% and 4.5% for the nine months ended August 31, 2019 and 2018, respectively.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges in the nine months ended August 31, 2019 and 2018, our adjusted housing gross profit margin declined 60 basis points from the year-earlier period to 21.7%.
Selling, general and administrative expenses for the nine months ended August 31, 2019 rose 10% from the year-earlier period. As a percentage of housing revenues, selling, general and administrative expenses increased 180 basis points from the prior-year period to 12.0%. The year-over-year increase for the nine-month period ended August 31, 2019 was largely due to the reasons discussed above for the 2019 third quarter.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of August 31, 2019 within five years. The following table presents as of August 31, 2019, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
Inventories	$2,036.8	52%	$1,623.1	41%	$241.1	6%	$18.1	1%	$3,919.1
The inventory balances in the 0-2 years and 3-5 years categories were located in all of our homebuilding reporting segments, though mostly in our West Coast and Central segments. These categories collectively represented 93% of our total inventories at August 31, 2019, compared to 91% at November 30, 2018. The inventory balances in the 6-10 years and greater than 10 years categories were primarily located in our West Coast, Southwest and Central segments and together totaled $259.2 million at August 31, 2019, compared to $309.7 million at November 30, 2018. The inventories in the 6-10 years and greater than 10 years categories were generally comprised of land held for future development and active, multi-phase communities with large remaining land positions.
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
We believe that the carrying value of our inventory balance as of August 31, 2019 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our inventory impairment analyses and, as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Interest Income. Interest income, which is generated from short-term investments, totaled $.2 million for the three months ended August 31, 2019 and $.5 million for the three months ended August 31, 2018. For the nine-month periods ended August 31, 2019 and 2018, our interest income totaled $1.7 million and $2.7 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.4 million for the three months ended August 31, 2019, compared to our equity in income of unconsolidated joint ventures of $3.5 million for the three months ended August 31, 2018. For the nine months ended August 31, 2019, our equity in loss of unconsolidated joint ventures was $1.2 million, compared to our equity in income of unconsolidated joint ventures of $2.3 million for the corresponding 2018 period.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Housing revenues	$1,152,618	$1,219,620	$2,968,588	$3,177,928
Housing construction and land costs	(939,538)	(999,499)	(2,443,937)	(2,631,634)
Housing gross profits	213,080	220,121	524,651	546,294
Add: Inventory-related charges (a)	5,251	8,414	13,143	19,925
Housing gross profits excluding inventory-related charges	218,331	228,535	537,794	566,219
Add: Amortization of previously capitalized interest (b)	38,558	53,016	106,260	143,733
Adjusted housing gross profits	$256,889	$281,551	$644,054	$709,952
Housing gross profit margin as a percentage of housing revenues	18.5%	18.0%	17.7%	17.2%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	18.9%	18.7%	18.1%	17.8%
Adjusted housing gross profit margin as a percentage of housing revenues	22.3%	23.1%	21.7%	22.3%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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

	Nine Months Ended August 31,
	2019	2018
	As Reported	As Reported	TCJA Adjustment	As Adjusted
Total pretax income	$183,208	$239,029	$—	$239,029
Income tax expense (a)	(37,600)	(165,500)	111,200	(54,300)
Net income	$145,608	$73,529	$111,200	$184,729
Diluted earnings per share	$1.55	$.75		$1.84
Weighted average shares outstanding — diluted	94,032	101,213		101,213
Effective tax rate (a)	20.5%	69.2%		22.7%

(a)
For the nine months ended August 31, 2019, income tax expense and the related effective tax rate primarily reflected the favorable impacts of $4.3 million of federal energy tax credits that we earned from building energy-efficient homes, a $3.3 million reversal of a deferred tax asset valuation allowance and $2.9 million of excess tax benefits related to stock-based compensation. For the nine months ended August 31, 2018, income tax expense and adjusted income tax expense, as well as the related effective tax rate and adjusted effective tax rate, included the favorable impacts of $7.2 million of federal energy tax credits and $3.0 million of excess tax benefits related to stock-based compensation.

Our adjusted income tax expense, adjusted net income, adjusted diluted earnings per share and adjusted effective tax rate are non-GAAP financial measures, which we calculate by excluding a non-cash charge of $111.2 million recorded in the 2018 first quarter from our reported income tax expense, net income, diluted earnings per share and effective tax rate, respectively. This charge was primarily due to our accounting re-measurement of our deferred tax assets based on the reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, under the TCJA. The most directly comparable GAAP financial measures are our income tax expense, net income, diluted earnings per share and effective tax rate. We believe these non-GAAP measures are meaningful to investors as they allow for an evaluation of our operating results without the impact of the TCJA-related charge.
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	August 31, 2019	November 30, 2018
Notes payable	$1,860,135	$2,060,263
Stockholders’ equity	2,262,229	2,087,500
Total capital	$4,122,364	$4,147,763
Ratio of debt to capital	45.1%	49.7%

Notes payable	$1,860,135	$2,060,263
Less: Cash and cash equivalents	(183,794)	(574,359)
Net debt	1,676,341	1,485,904
Stockholders’ equity	2,262,229	2,087,500
Total capital	$3,938,570	$3,573,404
Ratio of net debt to capital	42.6%	41.6%

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
West Coast. The following table presents financial information related to our West Coast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2019	2018	Variance		2019	2018	Variance
Revenues	$497,654	$571,880	(13	) %	$1,194,728	$1,455,272	(18	) %
Construction and land costs	(414,914)	(465,361)	11		(1,009,032)	(1,207,374)	16
Selling, general and administrative expenses	(38,744)	(33,323)	(16)		(98,647)	(90,655)	(9)
Operating income	$43,996	$73,196	(40	) %	$87,049	$157,243	(45	) %

Homes delivered	838	825	2%		2,015	2,155	(6	) %
Average selling price	$588,800	$693,200	(15	) %	$588,700	$675,200	(13	) %
Housing gross profit margin	16.8%	18.6%	(180	)bps	15.7%	17.0%	(130	)bps
This segment’s revenues for the three months ended August 31, 2019 and for the nine months ended August 31, 2019 and 2018 were generated from both housing operations and land sales. For the three months ended August 31, 2018, revenues were generated solely from housing operations. Housing revenues of $493.4 million for the 2019 third quarter declined 14% from the year-earlier quarter. Housing revenues for the nine months ended August 31, 2019 and 2018 totaled $1.19 billion and $1.46 billion, respectively. The year-over-year decline in housing revenues for the 2019 third quarter reflected a decrease in the average selling price, partly offset by an increase in the number of homes delivered. For the nine months ended August 31, 2019, the decline in housing revenues reflected decreases in both the number of homes delivered and the average selling price of those homes. The year-over-year decrease in the number of homes delivered for the nine months ended August 31, 2019 was primarily due to a 19% year-over-year decline in the number of homes in backlog at the beginning of the year, which reflected an 11% year-over-year reduction in the average community count in 2018 and softer market conditions that impacted net orders in the 2018 second half and 2019 first quarter. The declines in the average selling prices of homes delivered for the three months and nine months ended August 31, 2019 reflected a product and geographic mix shift, particularly the impact from certain communities with relatively high average selling prices having closed out in previous quarters and more homes delivered from lower-priced inland markets.
Operating income for the three months ended August 31, 2019 decreased from the year-earlier period due to a decline in housing gross profits and an increase in selling, general and administrative expenses. Housing gross profits declined as a result of decreases in both housing revenues and housing gross profit margin. The decrease in the housing gross profit margin mainly reflected an increase in construction and land costs as a percentage of housing revenues, reduced operating leverage on fixed costs due to lower housing revenues, an increase in inventory-related charges, and an increase in sales incentives. These cost increases were partly offset by lower amortization of previously capitalized interest and accounting changes resulting from our adoption of ASC 606. Inventory-related charges totaled $5.1 million in the 2019 third quarter, compared to $4.4 million in the year-earlier quarter. The increase in construction and land costs as a percentage of housing revenues also reflected the impact of certain communities with relatively high average selling prices and housing gross profit margins having closed out in previous quarters. Selling, general and administrative expenses for the 2019 third quarter rose from the year-earlier quarter, primarily as a result of our adoption of ASC 606, increased marketing expenses to support new community openings and higher legal fees, partly offset by lower variable expenses associated with reduced housing revenues.
For the nine months ended August 31, 2019, operating income declined from the year-earlier period, mainly reflecting a decrease in housing gross profits and an increase in selling, general and administrative expenses. The decrease in housing gross profits reflected a decline in housing revenues as well as a decrease in the housing gross profit margin that was primarily due to the reasons described above with respect to the 2019 third quarter. Inventory-related charges impacting the housing gross profit margin totaled $12.1 million and $15.7 million for the nine-month periods ended August 31, 2019 and 2018, respectively. Selling, general and administrative expenses for the nine months ended August 31, 2019 increased from the year-earlier period, primarily due to the reasons described above with respect to the three months ended August 31, 2019 as well as the impact of legal recoveries and favorable legal settlements in the nine months ended August 31, 2018.
Southwest. The following table presents financial information related to our Southwest segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2019	2018	Variance		2019	2018	Variance
Revenues	$180,238	$196,056	(8	) %	$522,721	$528,872	(1	) %
Construction and land costs	(137,635)	(156,451)	12		(399,445)	(427,467)	7
Selling, general and administrative expenses	(16,078)	(12,234)	(31)		(46,257)	(37,889)	(22)
Operating income	$26,525	$27,371	(3	) %	$77,019	$63,516	21%

Homes delivered	566	636	(11	) %	1,615	1,724	(6	) %
Average selling price	$318,400	$308,300	3%		$323,700	$306,800	6%
Housing gross profit margin	23.6%	20.2%	340	bps	23.6%	19.2%	440	bps
This segment’s revenues for the three months and nine months ended August 31, 2019 and 2018 were generated solely from housing operations. Housing revenues for each 2019 period decreased from the corresponding year-earlier period, reflecting a decline in the number of homes delivered that was partly offset by an increase in the average selling price of those homes. The year-over-year increases in the average selling prices for the three months and nine months ended August 31, 2019 were primarily due to a product and geographic mix shift and generally favorable market conditions. The year-over-year decreases in the number of homes delivered mainly reflected the lower number of homes in backlog at the beginning of each period and were attributable to our Arizona operations.
Operating income for the three months ended August 31, 2019 decreased from the corresponding 2018 period due to higher selling, general and administrative expenses, partly offset by a rise in housing gross profits. The increase in housing gross profits primarily reflected an increase in the housing gross profit margin that was largely due to a greater proportion of homes delivered from newer, higher-margin communities, a decrease in construction and land costs as a percentage of housing revenues, lower amortization of previously capitalized interest and our adoption of ASC 606. Inventory-related charges impacting the housing gross profit margin totaled $.1 million for the three months ended August 31, 2019, compared to $.4 million in the year-earlier period. Selling, general and administrative expenses for the 2019 third quarter increased from the corresponding 2018 quarter, mainly as a result of our adoption of ASC 606 and increased marketing expenses to support new community openings, as well as a favorable legal settlement in the 2018 third quarter.
For the nine months ended August 31, 2019, operating income increased from the corresponding 2018 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The year-over-year increase in housing gross profits mainly reflected an increase in the housing gross profit margin that was primarily due to the reasons described above with respect to the three months ended August 31, 2019, as well as favorable warranty adjustments. Inventory-related charges impacting the housing gross profit margin totaled $.4 million for each of the nine-month periods ended August 31, 2019 and 2018. Selling, general and administrative expenses for the nine months ended August 31, 2019 increased from the corresponding 2018 period, primarily due to the reasons described above with respect to the three months ended August 31, 2019, as well as favorable legal recoveries during the nine months ended August 31, 2018.
Central. The following table presents financial information related to our Central segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2019	2018	Variance		2019	2018	Variance
Revenues	$326,058	$327,888	(1	) %	$874,730	$885,875	(1	) %
Construction and land costs	(259,195)	(266,235)	3		(705,641)	(723,537)	2
Selling, general and administrative expenses	(32,446)	(29,359)	(11)		(88,890)	(81,876)	(9)
Operating income	$34,417	$32,294	7%		$80,199	$80,462	—%

Homes delivered	1,098	1,082	1%		2,989	2,911	3%
Average selling price	$297,000	$301,000	(1	) %	$290,200	$300,400	(3	) %
Housing gross profit margin	20.5%	18.9%	160	bps	19.3%	18.4%	90	bps
This segment’s revenues for the three months ended August 31, 2019 were generated solely from housing operations. Revenues for the three-month period ended August 31, 2018 and the nine-month periods ended August 31, 2019 and 2018 were generated from both housing operations and land sales. Housing revenues for the 2019 third quarter were essentially even with the housing revenues of $325.6 million for the year-earlier quarter, as a slight increase in the number of homes delivered was offset by a slight decrease in the average selling price of those homes. For the nine months ended August 31, 2019, housing revenues decreased to $867.5 million from $874.5 million for the year-earlier period, primarily reflecting a decrease in the average selling price of homes delivered, which was largely offset by an increase in the number of homes delivered. The average selling price decreased in both the three-month and nine-month periods ended August 31, 2019 due to a shift in product mix and a lower proportion of homes delivered from our Colorado operations, which generally have a higher average selling price.
Operating income for the three months ended August 31, 2019 rose from the year-earlier period, mainly due to an increase in housing gross profits, partly offset by higher selling, general and administrative expenses. Housing gross profits increased primarily due to the housing gross profit margin expansion, which mainly resulted from lower amortization of previously capitalized interest, our adoption of ASC 606 and decreased construction and land costs as a percentage of housing revenues, partly offset by a slight increase in fixed community-level expenses supporting community count growth and an increase in sales incentives. There were no inventory-related charges impacting the housing gross profit margin for the three-month period ended August 31, 2019, compared to $1.1 million of such charges for the year-earlier period. Selling, general and administrative expenses for the 2019 third quarter increased from the year-earlier quarter, primarily due to our adoption of ASC 606 and higher variable expenses.
For the nine months ended August 31, 2019, operating income decreased slightly from the year-earlier period, mainly due to an increase in selling, general and administrative expenses, partly offset by an increase in housing gross profits. Housing gross profits and the housing gross profit margin each increased for the respective reasons described above for the three months ended August 31, 2019. Inventory-related charges impacting the housing gross profit margin for the nine months ended August 31, 2019 and 2018 were $.4 million and $1.4 million, respectively. Selling, general and administrative expenses for the nine months ended August 31, 2019 increased from the corresponding 2018 period, primarily due to the reason described above with respect to the three months ended August 31, 2019.
Southeast. The following table presents financial information related to our Southeast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2019	2018	Variance		2019	2018	Variance
Revenues	$152,905	$126,051	21%		$392,135	$319,734	23%
Construction and land costs	(129,998)	(111,723)	(16)		(338,636)	(278,865)	(21)
Selling, general and administrative expenses	(17,634)	(15,030)	(17)		(48,182)	(39,463)	(22)
Operating income (loss)	$5,273	$(702)	(a)		$5,317	$1,406	278%

Homes delivered	520	445	17%		1,323	1,138	16%
Average selling price	$294,000	$283,300	4%		$296,400	$280,800	6%
Housing gross profit margin	15.0%	11.4%	360	bps	13.6%	12.8%	80	bps

(a)	Percentage not meaningful.
This segment’s revenues for the three months and nine months ended August 31, 2019 and the three months ended August 31, 2018 were generated solely from housing operations. Revenues for the nine months ended August 31, 2018 were generated from both housing operations and land sales. Housing revenues for the nine months ended August 31, 2019 rose 23% year over year from $319.5 million. The year-over-year increases in housing revenues for the three months and nine months ended August 31, 2019 reflected increases in both the number of homes delivered and the average selling price of those homes, largely attributable to our Florida operations. The growth in the number of homes delivered primarily reflected an increase in the number of homes in backlog at the beginning of each 2019 period as compared to the corresponding year-earlier period and an increase in homes delivered from newer communities. The year-over-year increase in the average selling price for the three months and nine months ended August 31, 2019 was mainly due to a greater proportion of homes delivered from higher-priced communities.
Operating income for the three months ended August 31, 2019 improved compared to the operating loss for the year-earlier period mainly due to an increase in housing gross profits, partly offset by an increase in selling, general and administrative expenses. Housing gross profits increased from the prior-year period, reflecting increases in both housing revenues and the housing gross profit margin. The housing gross profit margin increased mainly as a result of lower inventory-related charges, lower construction and land costs as a percentage of housing revenues, lower amortization of previously capitalized interest, our adoption of ASC 606 and improved operating leverage on fixed costs as a result of higher housing revenues, partly offset by an increase in sales incentives and a greater number of homes delivered from reactivated communities. Inventory-related charges impacting the housing gross profit margin totaled $.1 million for the three months ended August 31, 2019, compared to $2.4 million for such charges in the year-earlier period. Selling, general and administrative expenses increased in the 2019 third quarter from the year-earlier period, primarily as a result of our adoption of ASC 606 as well as increased variable expenses associated with higher housing revenues, the expansion of our Jacksonville, Florida operations and an increase in legal accruals in the 2018 third quarter.
For the nine months ended August 31, 2019, operating income rose from the prior-year period, as an increase in housing gross profits was only partly offset by an increase in selling, general and administrative expenses. Housing gross profits increased for the respective reasons described above for the three months ended August 31, 2019. Inventory-related charges impacting the housing gross profit margin totaled $.2 million for the first nine months of 2019, compared to $2.4 million of such charges in the prior-year period. Selling, general and administrative expenses for the nine months ended August 31, 2019 increased from the year-earlier period, primarily for the reasons described above with respect to the three months ended August 31, 2019.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Revenues	$3,931	$3,472	$9,758	$8,640
Expenses	(1,003)	(945)	(3,067)	(2,855)
Equity in income of unconsolidated joint ventures	3,716	2,585	7,018	4,365
Pretax income	$6,644	$5,112	$13,709	$10,150

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Total originations:
Loans	1,938	1,500	4,826	3,793
Principal	$573,017	$418,759	$1,393,088	$1,047,708
Percentage of homebuyers using KBHS	72%	55%	69%	53%
Average FICO score	721	719	719	719

Loans sold:
Loans sold to Stearns	1,590	1,415	4,147	3,554
Principal	$467,700	$397,420	$1,198,346	$994,943
Loans sold to third parties	258	122	732	335
Principal	$65,892	$29,261	$189,432	$83,978
Revenues. Financial services revenues for the three-month and nine-month periods ended August 31, 2019 increased from the corresponding year-earlier periods due to increases in both title services revenues and insurance commissions.
Expenses. General and administrative expenses for the three-month and nine-month periods ended August 31, 2019 increased slightly from the corresponding year-earlier periods, reflecting the growth in financial services revenues.
Equity in Income of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures increased on a year-over-year basis in both the three-month and nine-month periods ended August 31, 2019 primarily due to a substantial increase in the percentage of homebuyers using KBHS.
On July 9, 2019, the parent company of Stearns, our partner in KBHS, filed a voluntary bankruptcy petition in the United States Bankruptcy Court, Southern District of New York, with Stearns included as a debtor in the case. KBHS is not included in the filing and there are no known plans for it to be included as a debtor. The debtors obtained authority from the court to continue Stearns’ business with respect to KBHS in the ordinary course. On September 11, 2019, Stearns’ parent company announced it will seek confirmation of a modified plan of reorganization supported by its largest noteholders at a hearing scheduled for October 24, 2019. We are monitoring the status of the bankruptcy proceedings. We believe KBHS is, at present, financially and operationally able to continue to provide mortgage banking services to our homebuyers. However, the ultimate resolution and timing of the bankruptcy process is uncertain and could be disruptive to KBHS’ operations, which may, in turn, adversely impact the number of homes we deliver in future periods. We are currently unable to estimate the effect, if any, this event may have on our consolidated financial statements.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Income tax expense	$23,800	$27,200	$37,600	$165,500
Effective tax rate	25.9%	23.7%	20.5%	69.2%
Our income tax expense for the 2019 third quarter decreased from the year-earlier period primarily due to lower pretax income. The year-over-year increase in our effective tax rate for the three months ended August 31, 2019 was mainly due to the favorable impacts in the year-earlier period of $3.0 million of federal energy tax credits that we earned from building energy-efficient homes and $.6 million of excess tax benefits related to stock-based compensation. For the nine months ended August 31, 2019, our income tax expense and effective tax rate primarily reflected the favorable impacts of $4.3 million of federal energy tax credits, a $3.3 million reversal of a deferred tax asset valuation allowance and $2.9 million of excess tax benefits related to stock-based compensation. For the nine months ended August 31, 2018, our income tax expense and effective tax rate included a non-cash charge of $111.2 million for TCJA-related impacts, the favorable impacts of $7.2 million of federal energy tax credits and $3.0 million of excess tax benefits related to stock-based compensation.

Excluding the above-mentioned charge of $111.2 million, our adjusted income tax expense and adjusted effective tax rate for the nine months ended August 31, 2018 were $54.3 million and 22.7%, respectively. The calculations of our adjusted income tax expense and adjusted effective tax rate are described above under “Non-GAAP Financial Measures.”
Further information regarding our income taxes is provided in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements in this report.
Liquidity and Capital Resources
Overview. We have funded our homebuilding and financial services activities over the last several years with:

•	internally generated cash flows;

•	public issuances of debt securities;

•	borrowings under the Credit Facility;

•	land option contracts and other similar contracts and seller notes;

•	public issuances of our common stock; and

•	letters of credit and performance bonds.
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. Over the past several years, we have primarily used cash for:

•	land acquisition and land development;

•	home construction;

•	operating expenses;

•	principal and interest payments on notes payable; and

•	repayments of borrowings under the Credit Facility.
Our investments in land and land development decreased 15% to $1.22 billion for the nine months ended August 31, 2019, compared to $1.44 billion for the corresponding 2018 period. Approximately 40% of our total investments in the nine months ended August 31, 2019 related to land acquisition, compared to approximately 53% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first nine months of 2019 and 2018, approximately 54% and 56%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in the remainder of 2019 and beyond.
The following table presents the number of lots and the carrying value of inventory we owned or controlled under land option contracts and other similar contracts by homebuilding reporting segment (dollars in thousands):

	August 31, 2019		November 30, 2018		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	13,511	$1,945,813	12,680	$1,727,993	831	$217,820
Southwest	9,748	648,093	9,815	598,374	(67)	49,719
Central	23,712	911,418	22,237	865,184	1,475	46,234
Southeast	9,408	413,752	8,895	391,288	513	22,464
Total	56,379	$3,919,076	53,627	$3,582,839	2,752	$336,237
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at August 31, 2019 increased from November 30, 2018 primarily due to our investments in land and land development during the nine months ended August 31, 2019, and an increase in the number of homes under construction. Overall, the number of lots we controlled under land option contracts and other similar contracts as a percentage of total lots was 30% at August 31, 2019 and 26% at November 30, 2018. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	August 31, 2019	November 30, 2018
Total cash and cash equivalents	$183,794	$574,359
Credit Facility commitment	500,000	500,000
Borrowings outstanding under the Credit Facility	(50,000)	—
Letters of credit outstanding under the Credit Facility	(23,004)	(28,010)
Credit Facility availability	426,996	471,990
Total liquidity	$610,790	$1,046,349
Our cash equivalents at August 31, 2019 and November 30, 2018 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2019	November 30, 2018	Variance
Credit Facility	$50,000	$—	$50,000
Mortgages and land contracts due to land sellers and other loans	16,856	40,038	(23,182)
Senior notes	1,793,279	1,790,437	2,842
Convertible senior notes	—	229,788	(229,788)
Total	$1,860,135	$2,060,263	$(200,128)
The change in our notes payable balance at August 31, 2019 compared to November 30, 2018 primarily reflected our financing activities in 2019 that are described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Our financial leverage, as measured by the ratio of debt to capital, was 45.1% at August 31, 2019, compared to 49.7% at November 30, 2018. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at August 31, 2019 was 42.6%, compared to 41.6% at November 30, 2018.
LOC Facilities. We had $15.3 million of letters of credit outstanding under the LOC Facilities at August 31, 2019 and no letters of credit outstanding under the LOC Facilities at November 30, 2018. Further information regarding our LOC Facilities is provided in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unsecured Revolving Credit Facility. We have a $500.0 million Credit Facility that will mature on July 27, 2021. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2019, we had $50.0 million of cash borrowings and $23.0 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2019, we had $427.0 million available for cash borrowings under the Credit Facility, with up to $227.0 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the nine months ended August 31, 2019 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2019:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.53 billion	$2.26 billion
Leverage Ratio	<	.650	.453
Interest Coverage Ratio (a)	>	1.500	3.723
Minimum liquidity (a)	>	$138.7 million	$133.8 million
Investments in joint ventures and non-guarantor subsidiaries	<	$557.3 million	$156.1 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$1.13 billion

(a)	Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both.
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
As of August 31, 2019, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of dividends (other than common stock dividends) if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2019, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $16.9 million, secured primarily by the underlying property, which had an aggregate carrying value of $41.0 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In July 2019, Moody’s Investor Service upgraded our corporate credit rating to Ba3 from B1 and changed the rating outlook to stable from positive.
Consolidated Cash Flows. The following table presents a summary of net cash used in our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2019	2018
Net cash used in:
Operating activities	$(152,144)	$(49,508)
Investing activities	(29,062)	(9,843)
Financing activities	(209,076)	(306,534)
Net decrease in cash and cash equivalents	$(390,282)	$(365,885)
Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash used by operating activities for the nine months ended August 31, 2019 primarily reflected net cash of $389.5 million used for investments in inventories, partly offset by our net income of $145.6 million adjusted for various non-cash items, a net increase in accounts payable, accrued expenses and other liabilities of $5.0 million and a net decrease in receivables of $2.8 million. In the nine months ended August 31, 2018, our net cash used by operating activities mainly reflected net cash of

$370.0 million used for investments in inventories and a net increase in receivables of $36.0 million, partly offset by a net increase in accounts payable, accrued expenses and other liabilities of $84.9 million and our net income of $73.5 million adjusted for various non-cash items, including a net decrease of $164.7 million in our deferred tax assets.
Investing Activities. In the nine months ended August 31, 2019, our uses of cash included $32.2 million for net purchases of property and equipment and $7.7 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by $5.8 million of proceeds from the sale of a building and a $5.0 million return of investments in unconsolidated joint ventures. In the nine months ended August 31, 2018, the net cash used for investing activities reflected $15.6 million for contributions to unconsolidated joint ventures and $4.1 million for net purchases of property and equipment, which were partially offset by a $9.9 million return of investments in unconsolidated joint ventures.
Financing Activities. The year-over-year change in net cash used in financing activities was mainly due to our repayment of the 1.375% Convertible Senior Notes due 2019 and 4.75% Senior Notes due 2019, partly offset by proceeds from our concurrent public offerings of senior notes. In the nine months ended August 31, 2019, net cash was used for our repayment of $630.0 million in aggregate principal amount of 1.375% Convertible Senior Notes due 2019 and 4.75% Senior Notes due 2019, payments on mortgages and land contracts due to land sellers and other loans of $32.1 million, dividend payments on our common stock of $12.4 million and tax payments associated with stock-based compensation awards of $3.3 million. The cash used was partially offset by cash provided by our concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% Senior Notes due 2023, $50.0 million of net borrowings under the Credit Facility and $18.7 million of issuances of common stock under employee stock plans. In the nine months ended August 31, 2018, cash was used for our repayment of $300.0 million in aggregate principal amount of certain senior notes at their maturity on June 15, 2018, payments on mortgages and land contracts due to land sellers and other loans of $10.5 million, tax payments associated with stock-based compensation awards of $6.8 million, and dividend payments on our common stock of $6.7 million. The cash used was partly offset by $17.4 million of issuances of common stock under employee stock plans.
As described in Note 18 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, during the three-month period ended August 31, 2019, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.090 per share from $.025 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. At August 31, 2019 and November 30, 2018, one of our unconsolidated joint ventures had outstanding secured debt totaling $37.3 million and $18.0 million, respectively, under a construction loan agreement with a third-party lender to finance its land development activities, with the outstanding debt secured by the underlying property and related project assets and non-recourse to us. The secured debt is scheduled to mature in February 2020. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2019 or November 30, 2018. While we and our partner in the unconsolidated joint venture that has the outstanding construction loan agreement at August 31, 2019 provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we controlled under our land option contracts and other similar contracts at August 31, 2019, we estimate the remaining purchase price to be paid would be as follows: 2019 – $355.5 million; 2020 – $595.3 million; 2021 – $247.1 million; 2022 – $66.5 million; 2023 – $39.3 million; and thereafter – $91.5 million.
Contractual Obligations. Due to the debt repayments and issuances described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our contractual obligations as of August 31, 2019 have changed materially from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018. The following table sets forth our future cash requirements related to the contractual obligations of our long-term debt and interest as of August 31, 2019 (in millions):

	Total	2019	2020-2021	2022-2023	Thereafter
Contractual obligations:
Long-term debt	$1,816.9	$7.9	$359.0	$1,150.0	$300.0
Interest	483.7	59.9	227.5	123.3	73.0
Total	$2,300.6	$67.8	$586.5	$1,273.3	$373.0
There have been no other significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. Except for accounting policies related to our adoption of ASC 606, as described in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, there have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2019 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2018.
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

2019 Fourth Quarter:

•
We expect to generate housing revenues in the range of $1.56 billion to $1.64 billion, compared to $1.34 billion in the year-earlier quarter, and anticipate our average selling price to be in the range of $400,000 to $410,000, representing an increase in the range of 1% to 4% compared to the year-earlier period.

•	We expect our housing gross profit margin to be in the range of 18.9% to 19.5%, assuming no inventory-related charges, compared to 18.7% for the corresponding 2018 quarter.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 8.8% to 9.2%. The 2018 fourth quarter ratio was 9.0%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to range from 9.9% to 10.5%, up from 9.7% for the prior year quarter.

•	We expect an effective tax rate, including potential impacts related to stock-based compensation, of approximately 28%.

•	We expect our average community count to be up approximately 10% from the 2018 fourth quarter.
2019 Full Year:

•
We expect our housing revenues to be in the range of $4.53 billion to $4.61 billion, compared to $4.52 billion in 2018, and anticipate our average selling price to be in the range of $382,000 to $386,000, representing a decrease in the range of 3% to 4% compared to 2018.

•	We expect our housing gross profit margin to be in the range of 18.4% to 18.6%, assuming no inventory-related charges, versus 18.1% for 2018.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.9% to 11.1%, up from 9.8% in the prior year.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to range from 7.3% to 7.7%, compared to 8.3% for 2018.

•	We expect our average community count to be up approximately 12% compared to 2018.

•	We expect our debt to capital ratio to be within our targeted range of 35% to 45%.

•	We expect our return on equity to be above 12%.
We believe we are well positioned for the remainder of 2019 and start of 2020 due to, among other things, our planned new home community openings, investments in land and land development and current positive economic and demographic trends, to varying degrees, in many of our served markets. However, our industry continues to experience labor constraints and volatile raw material prices, exacerbated by U.S. trade policies, including the imposition of tariffs and duties on homebuilding materials and products. If these issues continue for an extended period beyond the 2019 fourth quarter, or worsen during 2020, our business would be negatively impacted.
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

•
the adoption of new or amended financial accounting standards, including revenue recognition (ASC 606) and lease accounting standards (ASC 842), and the guidance and/or interpretations with respect thereto;

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

•	income tax expense volatility related to stock-based compensation;

•	the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services;

•	the performance of mortgage lenders to our homebuyers;

•	the performance of KBHS;

•	the process and outcome of the voluntary bankruptcy filing involving Stearns;

•	information technology failures and data security breaches; and

•	other events outside of our control.
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
The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of August 31, 2019 (dollars in thousands):

Fiscal Year of Expected Maturity	Fixed Rate Debt	Weighted Average Effective Interest Rate
2020	$350,000	8.5%
2021	—	—
2022	800,000	7.4
2023	350,000	7.5
Thereafter	300,000	7.1
Total	$1,800,000	7.6%
Fair value at August 31, 2019	$1,967,313
For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2018.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2019.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 17 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2016, our board of directors authorized us to repurchase a total of up to 10,000,000 shares of our outstanding common stock. As of November 30, 2016, we had repurchased 8,373,000 shares of our common stock pursuant to this authorization, at a total cost of $85.9 million. On May 14, 2018 our board of directors reaffirmed the remainder of the 2016 authorization and approved and authorized the repurchase of 2,373,000 additional shares of our outstanding common stock, for a total of up to 4,000,000 shares authorized for repurchase. As of November 30, 2018, we had repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. During the three months ended August 31, 2019, no shares were repurchased pursuant to this authorization.
Item 6.    Exhibits

Exhibits

3.2	Amended and Restated By-laws of KB Home, as amended, filed as an exhibit to our Current Report on Form 8-K dated July 11, 2019 (File No. 001-09195), is incorporated by reference herein.

10.52	Fifth Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 11, 2019.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	October 4, 2019	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 4, 2019	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)