Form 10-K
period 2019-11-30
KB HOME
filed 2020-01-24
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on May 31, 2019 was $2,414,644,120, including 7,859,975 shares held by the registrant’s grantor stock ownership trust and excluding 24,264,256 shares held in treasury.
There were 89,606,551 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2019. The registrant’s grantor stock ownership trust held an additional 7,630,582 shares of the registrant’s common stock on that date.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2019

PART I

Item 1.	BUSINESS
General
KB Home is one of the largest and most recognized homebuilding companies in the U.S. We have been building homes for over 60 years, with more than 600,000 homes delivered since our founding in 1957. We build a variety of new homes designed primarily for first-time and first move-up, as well as second move-up and active adult homebuyers, including attached and detached single-family residential homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. Our homebuilding operations represent the majority of our business, accounting for 99.7% of our total revenues in 2019. Our financial services operations, which accounted for the remaining .3% of our total revenues in 2019, offer various insurance products to our homebuyers in the markets where we build homes and provide title services in certain of those markets. Our financial services operations also provide mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), an unconsolidated joint venture we formed with Stearns Ventures, LLC (“Stearns”).
Unless the context indicates otherwise, the terms “we,” “our” and “us” used in this report refer to KB Home, a Delaware corporation, and its predecessors and subsidiaries. We also use the following terms in our business with the corresponding meanings: “home” is a single-family residence, whether it is a single-family home or other type of residential property; “homes delivered” are homes for which the sale has closed and title has passed to a customer; “community” is a single development in which new homes are constructed as part of an integrated plan; and “community count” is the number of communities we have open for sales with at least five homes/lots left to sell.
The following charts present homes delivered, homebuilding revenues, homebuilding operating income and pretax income for the years ended November 30, 2017, 2018 and 2019:

Markets
Reflecting the geographic reach of our homebuilding business, we have ongoing operations in the eight states and 42 major markets presented below. We also operate in various submarkets within these major markets. We may refer to these markets and submarkets collectively as our “served markets.” For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

Segment	States	Major Market(s)

West Coast	California
Contra Costa County, Elk Grove, Fresno, Los Angeles, Hollister, Madera, Modesto, Oakland, Orange County, Riverside, Sacramento, Salinas, San Bernardino, San Diego, San Francisco, San Jose, Santa Rosa-Petaluma, Stockton, Vallejo, Ventura and Yuba City

	Washington	Olympia and Seattle
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas
Central	Colorado	Denver and Loveland
	Texas	Austin, Dallas, Fort Worth, Houston and San Antonio
Southeast	Florida	Daytona Beach, Fort Myers, Jacksonville, Lakeland, Melbourne, Orlando, Sarasota and Tampa
	North Carolina	Raleigh
Segment Operating Information. The following table presents certain operating information for our homebuilding reporting segments for the years ended November 30, 2019, 2018 and 2017 (dollars in millions, except average selling price):

	Years Ended November 30,
	2019	2018	2017
West Coast:
Homes delivered	3,214	3,152	3,387
Percentage of total homes delivered	27%	28%	31%
Average selling price	$592,300	$661,500	$644,900
Homebuilding revenues (a)	$1,912.2	$2,085.3	$2,186.4
Southwest:
Homes delivered	2,346	2,301	1,837
Percentage of total homes delivered	20%	20%	17%
Average selling price	$322,000	$307,300	$290,200
Homebuilding revenues (a)	$764.8	$707.1	$533.1
Central:
Homes delivered	4,291	4,113	4,136
Percentage of total homes delivered	36%	36%	38%
Average selling price	$293,500	$297,400	$284,800
Homebuilding revenues (a)	$1,267.9	$1,239.3	$1,188.8
Southeast:
Homes delivered	2,020	1,751	1,549
Percentage of total homes delivered	17%	16%	14%
Average selling price	$293,200	$286,600	$284,100
Homebuilding revenues (a)	$592.8	$502.1	$448.0
Total:
Homes delivered	11,871	11,317	10,909
Average selling price	$380,000	$399,200	$397,400
Homebuilding revenues (a)	$4,537.7	$4,533.8	$4,356.3

(a)	Homebuilding revenues include revenues from housing and, if applicable, land sales.
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
Business Strategy
Our core business strategy, which we have evolved from KB2020 to KB Edge™, is to expand our scale primarily within our current geographic footprint to achieve a top-five position in each of our served markets (based on homes delivered). KB Edge is a systematic, fact-based and process-driven approach to homebuilding that is grounded in gaining a detailed understanding of consumers’ location and product preferences and product price-to-value perceptions. In our business, we use the term “product” to mean and encompass a home’s floor plan design and interior/exterior style, amenities, functions and features.
KB Edge consists of the following key principles with respect to customers, land, products and operations:

•
Customers. With our customer-centered, Built-to-Order™ homebuying process, we provide each of our homebuyers with a highly personalized experience where they can make a wide range of structural and design choices for their future new home. Our community teams of sales representatives, design consultants and other personnel partner closely with each homebuyer through each major step in the design, construction and closing of their KB home. We believe this highly interactive, “customer-first” experience that puts our homebuyers firmly in control of designing a home with the particular features and amenities they want based on how they live and what they value, at an affordable price, promotes customer satisfaction and gives us a meaningful and distinct competitive advantage over other homebuilders and resale and rental homes.

•
Land. We seek to manage our working capital and reduce our operating risks by primarily acquiring entitled land parcels within attractive submarkets as identified by our market research activities. We typically focus on metropolitan areas with favorable long-term economic and population growth prospects that we believe have the potential to sustain a minimum of 800 homes delivered per year, and target land parcels that meet our investment return standards. Identified consumer preferences and home sales activity largely direct where our land acquisition teams search for available land. We focus on investments that provide a one- to two-year supply of land or lots per product line, per community, and individual assets that are generally between 50 to 200 lots in size. Our primary focus continues to be our existing geographic footprint, encompassing markets we identified for their long-term economic and demographic growth potential. We leverage the relationships we have with land owners, developers and brokers to find and acquire land parcels, and use our experience in working with municipalities to efficiently obtain development approvals.

•
Products. We offer our customers a base product with a standardized set of functions and features that is generally priced to be affordable for the local area’s median household income level. As noted above, with our Built-to-Order approach, our customers have the opportunity to select their lot location within a community, floor plan, elevation and structural options, and to personalize their homes with numerous interior design options and upgrades in our design studios. Our design studios, generally centrally located within our served markets, are a key component of our Built-to-Order process, and the mix of design options and upgrades they offer are primarily based on the preferences identified by our market survey and purchase frequency data. We utilize a centralized internal architectural group that designs homes to meet or exceed customers’ price-to-value expectations while being as efficient as possible to construct. To enhance the simplicity and efficiency of our products and processes, our architectural group has developed a core series of high-frequency, flexible floor plans and elevations that we can offer across many of our served markets. Our standardized plans allow us to more effectively shift with local demand and developable land attributes, help us to better understand the cost to build our products and enable us to compare and implement best practices across divisions and communities. We also incorporate energy-efficient features into our product designs to help lower our homebuyers’ total cost of homeownership and reduce our homes’ impact on the environment, as further discussed below.

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
Returns-Focused Growth Plan. In 2016, we implemented a Returns-Focused Growth Plan designed to generate higher revenues and improve our homebuilding operating income margin, return on invested capital, return on equity and leverage ratio, and to achieve certain related financial targets by the end of our 2019 fiscal year, principally through executing on our core business strategy, as discussed above, and improving our asset efficiency.
The 2019 financial targets under our Returns-Focused Growth Plan were as follows:

•	Housing revenues greater than $5.0 billion.

•	Homebuilding operating income margin, excluding inventory-related charges, of 8.0% to 9.0%.

•	Return on invested capital in excess of 10.0%.

•	Return on equity of 10.0% to 15.0%.

•	Net debt to capital ratio of 40% to 50%, which we lowered in 2018 to a net debt to capital ratio of 35% to 45%, and further tightened in 2019 to a debt to capital ratio of 35% to 45%.
As further discussed below under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, we achieved most of our Returns-Focused Growth Plan objectives, and intend to continue to follow its primary tenets in 2020 and beyond. This includes working to improve our asset efficiency by, among other things, calibrating home sales rates and selling prices at each of our communities to enhance profitability; further controlling our direct construction costs within our communities; accelerating inventory turns; structuring land acquisitions to minimize upfront costs, as further discussed below under “Community Development and Land Inventory Management”; reactivating communities that have been held for future development; and deploying excess cash flow from operations to help fuel additional revenue growth and/or reduce debt. The anticipated associated revenue and pretax income growth from this strategic approach should help drive the utilization of our deferred tax assets, which totaled $364.5 million at November 30, 2019, and allow us to realize substantial tax cash savings through 2020 that can be productively deployed in our business and/or to enhance our capital structure.
Promotional Marketing Strategy. To emphasize the distinct combination of innovative design, personalization, affordability and partnership we offer to our homebuyers and our focus on providing the highest possible degree of customer satisfaction, we have, since 2018, centered our external brand identity and messaging around the concept of Built on Relationships®. Built on Relationships also encapsulates the importance of other key relationships – with suppliers, trade contractors, land sellers and municipalities – to the success of our business.
Our intense customer focus drives, among other things, how and where we acquire land for our new home communities; the design and selection of our products; our investments in, and choice of suppliers of, advanced materials, systems, equipment and technologies intended to enhance the performance and resource efficiency of our homes; and our community development and home construction methods and processes, as described in this report. In addition, we aim to present our homebuyers with a simple path to owning their unique new home with the assistance of our community team members who partner closely with homebuyers through each major step in the design, construction and closing of their home. We believe our approach sets us apart from most other homebuilders and from resale homes, and is particularly well suited for the current as well as future generations of first-time buyers – historically our core customer demographic.
Homebuyer Profile. We focus on bracketing within a range around the median household income in a submarket in order to position our product and pricing to be attainable for the largest demand segments of that submarket. Across our portfolio, we offer an array of products, from smaller, higher density homes, with average selling prices typically suited for first-time homebuyers, to larger homes in premium locations with additional amenities, with higher average selling prices that generally attract a first or second move-up homebuyer. We also offer a variety of single-story floorplans that typically appeal to an active adult homebuyer age 55 and over, as well as multi-story floorplans that attract a wide range of homebuyers. For more than a decade, approximately 75% of our annual deliveries have been to first-time and first move-up homebuyers; in 2019, it was 77% of our deliveries, as shown in the following chart:
To help elevate the KB Home brand in the marketplace, particularly for the growing number of millennial homebuyers, our promotional marketing efforts increasingly involve digital marketing, including interactive Internet-based applications, social media outlets and other evolving communication technologies.
Customer Service. Our on-site construction supervisors perform regular pre-closing quality checks and our sales representatives maintain regular contact with our homebuyers during the home construction process in an effort to ensure our homes meet our standards and our homebuyers’ expectations. We also have employees who are responsible for responding to homebuyers’ post-closing needs, including warranty claims. Information about our limited warranty program is provided in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report.
Operational Structure. We operate our homebuilding business through divisions with experienced management teams who have in-depth local knowledge of their particular served markets, which helps us acquire land in preferred locations; develop communities with products that meet local demand; and understand local regulatory environments. Our division management teams exercise considerable autonomy in identifying land acquisition opportunities; developing land and communities; implementing product, marketing and sales strategies; and controlling costs. To help maintain consistent execution within the organization, our division management teams and other employees are continuously trained on KB Edge principles and are evaluated, in part, based on their achievement of relevant operational objectives.
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
Community Development and Land Inventory Management
Developable land for the production of homes is a core resource for our business. Based on our current strategic plans, we seek to own or control land sufficient to meet our forecasted production goals for the next three to five years. In 2020, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment return standards. However, we may periodically sell certain land interests or monetize land previously held for future development.
Our community development process generally consists of four phases: land acquisition, land development into finished lots for a community (if necessary), home construction and delivery of completed homes to homebuyers. Historically, our community development process has typically ranged from six to 18 months in our West Coast homebuilding reporting segment, with a somewhat shorter duration in our other homebuilding reporting segments. The development process in our West Coast homebuilding reporting segment is typically longer than in our other segments due to the municipal and regulatory requirements that are generally more stringent in California. Our community development process varies based on, among other things, the extent and speed of required government approvals and utility service activations, the overall size of a particular community, the scope of necessary site preparation activities, the type of product(s) that will be offered, weather conditions, time of year, promotional marketing results, the availability of construction resources, consumer demand, local and general economic and housing market conditions, and other factors.
Although they vary significantly in size and complexity, our single-family residential home communities typically consist of 50 to 200 lots per product line, with lots ranging in size from 2,000 to 9,000 square feet. In our communities, we typically offer three to 15 home design choices. We also generally build one to three model homes at each community so that prospective homebuyers can preview the various products available. Depending on the community, we may offer premium lots containing more square footage, better views and/or location benefits. Some of our communities consist of multiple-story structures that encompass several attached condominium-style units.
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
We generally structure our land acquisition and land development activities to minimize, or defer the timing of, expenditures in order to reduce both the market risks associated with holding land and our working capital and financial commitments, including interest and other carrying costs. We typically use contracts that, in exchange for a small initial option payment or earnest money deposit, give us an option or similar right to acquire land at a future date, usually at a pre-determined price and pending our satisfaction with the feasibility of developing and selling homes on the land and/or an underlying land seller’s completion of certain obligations, such as securing entitlements, developing infrastructure or finishing lots. We refer to land subject to such option or similar contractual rights as being “controlled.” Our decision to exercise a particular land option or similar right is based on the results of our due diligence and continued market viability analysis after entering into such a contract. Information related to our land option contracts and other similar contracts is provided in Note 7 – Inventory Impairments and Land Option Contract Abandonments and Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report.
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2019 and 2018:

	Homes Completed or Under Construction and Land Under Development		Land Held for Future Development or Sale		Land Under Option (a)		Total Land Owned or Under Option
	2019	2018	2019	2018	2019	2018	2019	2018
West Coast	8,586	8,671	918	1,291	3,338	2,718	12,842	12,680
Southwest	6,841	7,730	384	435	2,801	1,650	10,026	9,815
Central	14,712	14,821	84	105	8,141	7,311	22,937	22,237
Southeast	4,991	4,377	1,523	2,052	3,379	2,466	9,893	8,895
Total	35,130	35,599	2,909	3,883	17,659	14,145	55,698	53,627

(a)	Land under option as of November 30, 2019 and 2018 excludes 9,212 and 11,185 lots, respectively, under contract where the associated deposits were refundable at our discretion.
The following charts present the percentage of inventory lots we owned or had under land option contracts or other similar contracts by homebuilding reporting segment and the percentage of total lots we owned and had under option, including 9,212 lots under contract where the associated deposits were refundable at our discretion, as of November 30, 2019:
Home Construction and Deliveries. Following the acquisition of land and, if necessary, the development of the land into finished lots, we typically begin constructing model homes and marketing homes for sale. To minimize the costs and risks of unsold homes in production, we generally commence construction of a home only after we have a signed purchase contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home. Other than model homes, our inventories typically do not consist of completed unsold homes. However, cancellations of home purchase contracts prior to the delivery of the underlying homes, the construction of attached products with some unsold units, or specific marketing or other strategic considerations will result in our having unsold completed or partially completed homes in our inventory. Our construction cycle time from home sale to delivery is typically five to six months.
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
Backlog
Our “backlog” consists of homes that are under a purchase contract but have not yet been delivered to a homebuyer. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes delivered during the current period. Our backlog at any given time will be affected by cancellations, homes delivered and our community count. Backlog value represents potential future housing revenues from homes in backlog. Our cancellation rates and the factors affecting such rates are further discussed below in both Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.
The following charts present our ending backlog (number of homes and value) by homebuilding reporting segment as of November 30, 2018 and 2019:
Employees
At December 31, 2019 and 2018, we had approximately 2,140 and 2,005 full-time employees, respectively. None of our employees are represented by a collective bargaining agreement.
Competition, Seasonality, Delivery Mix and Other Factors
Competition. The homebuilding industry and housing market are highly competitive with respect to selling homes; contracting for construction services, such as carpentry, roofing, electrical and plumbing; and acquiring attractive developable land, though the intensity of competition can vary and fluctuate between and within individual markets and submarkets. We compete for homebuyers, construction resources and desirable land against numerous homebuilders, ranging from regional and national firms to small local enterprises. As to homebuyers, we primarily compete with other homebuilders on the basis of selling price, community location and amenities, availability of financing options, home designs, reputation, home construction cycle time, and the design options and upgrades that can be included in a home. In some cases, this competition occurs within larger residential development projects containing separate sections other homebuilders design, plan and develop. We also compete for homebuyers against housing alternatives to new homes, including resale homes, apartments, single-family rentals and other rental housing.
In markets experiencing heavy construction activity, including areas recovering from earthquakes, wildfires, hurricanes or other natural disasters, there can be severe craft and skilled trade shortages that limit independent subcontractors’ ability to supply construction services to us, which in turn tends to drive up our costs and/or extend our production schedules. Elevated construction activity, and reallocations of staff for public safety priorities after natural disasters or otherwise, has also contributed to measurable increases in the amount of time needed to obtain governmental approvals or utility service activations and, combined with tariffs recently imposed or increased by the U.S. and other governments, the cost of certain raw building materials, such as steel, Canadian lumber, drywall and concrete, input commodities or finished products. Since 2013, we also have seen higher prices for desirable land amid heightened competition with homebuilders and other developers and investors (both domestic and international), particularly in the land-constrained areas where we operate. We expect these upward cost trends to continue in 2020, if and as housing market activity grows and there is greater competition for these resources.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Orders
2019	21%	32%	26%	21%
2018	25%	32%	25%	18%
2017	24%	31%	24%	21%

Homes Delivered
2019	18%	23%	26%	33%
2018	20%	24%	26%	30%
2017	20%	24%	25%	31%

Housing Revenues
2019	18%	23%	25%	34%
2018	19%	24%	27%	30%
2017	19%	23%	26%	32%

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

Financing
Our operations have historically been funded by internally generated cash flows, public equity and debt issuances, land option contracts and other similar contracts, land seller financing, and performance bonds and letters of credit. We also have the ability to borrow funds under our unsecured revolving credit facility with various banks (“Credit Facility”). Depending on market conditions and available opportunities, we may obtain project financing, or secure external financing with community or other inventory assets that we own or control. By “project financing,” we mean loans that are specifically obtained for, or secured by, particular communities or other inventory assets. We may also arrange or engage in bank loan, project debt or other financial transactions and/or expand the capacity of the Credit Facility or our unsecured letter of credit facility with certain financial institutions (“LOC Facility”) or enter into additional such facilities.
Environmental Compliance Matters and Sustainability
As part of our due diligence process for land acquisitions, we often use third-party environmental consultants to investigate potential environmental risks, and we require disclosures, representations and warranties from land sellers regarding environmental risks. We may acquire property that requires us to incur environmental clean-up costs after conducting appropriate due diligence. In such instances, we take steps prior to our acquisition of the land to gain reasonable assurance as to the precise scope of work required and the costs associated with removal, site restoration and/or monitoring. To the extent contamination or other environmental issues have occurred in the past, we will attempt to recover restoration costs from third parties, such as the generators of hazardous waste, land sellers or others in the prior chain of title and/or their insurers. Based on these practices, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our consolidated financial statements. However, despite these efforts, there can be no assurance that we will avoid material liabilities relating to the existence or removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned or controlled by us, and no estimate of any potential liabilities can be made. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the U.S. Environmental Protection Agency (or similar state or local agency) as being a “Superfund” (or similar state or local) clean-up site requiring remediation, which could have a material effect on our future consolidated financial statements. Costs associated with the use of environmental consultants are not material to our consolidated financial statements.
We have made a dedicated effort to further differentiate ourselves from other homebuilders and resale homes through our ongoing commitment to become a leading national company in environmental sustainability. We continually seek out and utilize innovative technologies and systems to further improve the energy and water efficiency of our homes, as well as engage in campaigns and other educational efforts, sometimes together with other companies, organizations and groups, to increase consumer awareness of the importance and impact of sustainability in selecting a home and the products within a home. Under our commitment to sustainability, we, among other things:

•	build energy- and water-efficient new homes. Overall, we have built approximately 137,000 ENERGY STAR® certified homes, a milestone that exceeds any other homebuilder;

•
developed a KB Home Energy Performance Guide®, or EPG®, that informs our homebuyers of the relative energy efficiency and the related estimated monthly energy costs of each of our homes as designed, compared to typical new and existing homes;

•	include in our product offerings advanced home automation technologies, components (e.g., smart appliances) and systems that can increase convenience for our homebuyers; and

•
unveiled in 2019 the KB Home ProjeKt: Where Tomorrow Lives™, a collaboratively designed sustainable concept home that showcased, during the Consumer Electronics Show in Las Vegas, Nevada, a vision for the future of the American home.

For several years, we have been recognized by the U.S. Environmental Protection Agency for our sustainability achievements, and have earned awards under all of the agency’s programs aimed at homebuilders: ENERGY STAR, which sets energy efficiency standards; WaterSense®, which establishes water efficiency standards; and Indoor airPLUS®, which focuses on indoor air quality. In 2019, we received the ENERGY STAR Partner of the Year — Sustained Excellence Award for the ninth consecutive year, and the WaterSense Sustained Excellence Award for water efficiency for the fifth consecutive year.
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
Access to Our Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5 and proxy statements, as well as all amendments to those reports are available free of charge through our investor relations website at investor.kbhome.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). They can also be found at the SEC’s website at www.sec.gov. We will also provide these reports in electronic or paper format free of charge upon request made to our investor relations department at investorrelations@kbhome.com or at our principal executive offices. We intend for our investor relations website to be the primary location where investors and the general public can obtain announcements regarding, and can learn more about, our financial and operational performance, business plans and prospects, our board of directors, our senior executive management team, and our corporate governance policies, including our articles of incorporation, by-laws, corporate governance principles, board committee charters, and ethics policy. We may from time to time choose to disclose or post important information about our business on or through our investor relations website, and/or through other electronic channels, including social media outlets, such as Facebook® (Facebook.com/KBHome) and Twitter® (Twitter.com/KBHome), and other evolving communication technologies. The content available on or through our primary website at www.kbhome.com, our investor relations website, including our sustainability reports, or social media outlets and other evolving communication technologies is not incorporated by reference in this report or in any other filing we make with the SEC, and our references to such content are intended to be inactive textual or oral references only.

Item 1A.	RISK FACTORS
Although we have operated through a number of varying economic cycles, there are several risks that could affect our ability to conduct our business, which we discuss below. If any of these risks materialize, they could, among other things, (a) materially and adversely impact our results of operations and consolidated financial statements; and (b) cause our results to differ materially from the forward-looking and other statements we make in our SEC filings; in our news releases and other public reports and communications, including those we post on or make available through our websites or other electronic channels; or orally through our personnel and representatives. These risks, and other factors outside of our control, could also create or increase volatility in our common stock’s market price.
The risk factors described below are not our only salient risks. Political events, war, terrorism, civil unrest, weather or other natural/environmental disasters, and other risks that are currently unknown or seen as immaterial, could also have a material adverse impact on our business, consolidated financial statements and/or common stock’s market price.
Demand Risks. The following could negatively affect consumer demand for our products, thereby unfavorably impacting our net orders, homes delivered, average selling prices, revenues and/or profitability:

•
Soft or negative economic or housing market conditions. Adverse conditions in our served markets or nationally could be caused or worsened by factors outside of our control, including, for example, U.S. trade disputes with other countries or a federal government shutdown, and financial markets’ reactions thereto.

•
Reduced employment levels and job and wage growth. Recent strong employment and wage growth trends may weaken or reverse in 2020. If they do, our core first-time and first move-up homebuyer segments could be particularly affected, impacting us more severely than homebuilders that target a different buyer demographic.

•	Lower population growth, household formations or other unfavorable demographic changes. These may be driven by, among other things, birth rate changes, economic factors or U.S. immigration policies.

•
Diminished consumer confidence, whether generally or as to purchasing a home. Consumers may be reluctant to purchase a home compared to housing alternatives (such as renting apartments or homes, or remaining in their existing home) due to location or lifestyle preferences, affordability perceptions (particularly in markets experiencing rapid home price appreciation), employment instability or otherwise.

•
Tightened availability or affordability of mortgage loans and homeowner insurance coverage. Most of our buyers need a mortgage loan to purchase their home. Their ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the Federal Housing Administration, the Veterans Administration, Federal National Mortgage Association (also known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (also known as Freddie Mac). If mortgage interest rates increase, credit standards are tightened, appraisals for our homes are lowered, or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing.
Insurance companies are increasingly drawing back from issuing, or are measurably raising premiums for, homeowner insurance policies in areas that have experienced, or are thought to be at risk of experiencing, significant wildfires, hurricanes, flooding or other natural disasters. If potential homebuyers are unable to obtain affordable homeowner insurance coverage, they may decide not to pursue purchasing a home or may cancel a home purchase contract with us.

•
Poor lender performance. We depend on third-party lenders, including our KBHS partner Stearns, to provide mortgage loans to our homebuyers, unlike homebuilders with a wholly-owned mortgage lender. These lenders may be unable or unwilling to complete, timely or at all, the loan originations they start for our homebuyers. Poorly performing lenders can significantly delay home closings, disrupting our production schedules and delivery forecasts, or cause home purchase contract cancellations. While KBHS was not materially affected by Stearns’ parent company’s successfully completed bankruptcy process in 2019 (as discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report), if KBHS performs poorly and our customers use another lender, the income from and value of our KBHS equity interest would decline.

•
Adverse tax law changes. If federal or state laws are changed to eliminate or reduce the income tax benefits associated with homeownership, such as personal tax deductions for mortgage loan interest costs and real estate taxes, the after-tax cost of homeownership could measurably increase and diminish consumer interest in buying a home, as could increases in personal income tax rates.

•
Competition. We face significant competition for customers from other homebuilders, sellers of resale homes and other housing industry participants, including rental-housing operators. This competitive environment may, among other things, cause us to lower our home selling prices or offer incentives to attract or retain buyers.

•
Seasonality. As discussed in Item 1 – Business in this report, we historically have experienced fluctuations in our quarterly operating results with measurably more homes delivered and revenues generated in our third and fourth fiscal quarters. However, this pattern may not continue in the future at all or to the same degree as in the past.

Supply Risks. The following could negatively affect our ability to increase our owned and controlled lot inventory, community count, operational scale and market share, and to grow our business, if at all:

•
Lack of available land. Securing sufficient developable land that meets our investment return standards is critical for us to meet our strategic goals and profitably expand our business’ scale. Land availability depends on several factors, including geographical/topographical/governmental constraints, sellers’ business relationships and reputation within the residential real estate community, and competition from other parties, some of which can bid more for land. We expect to continue to face fierce competition for desirable land in our served markets in 2020, pressuring its availability and increasing its cost.

•
Insufficient financial resources. Our business needs considerable cash to, among other things, acquire and develop land, build homes and provide customer service. We expect to meet our needs with existing cash, future operational cash flow, our Credit Facility and LOC Facility, or outside sources, including project financing. However, outside financing may be unavailable, costly and/or considerably dilute stockholders. For instance:

◦
Tight capital or financial market conditions may hinder our ability to obtain external financing, or use or expand our Credit Facility and LOC Facility, on favorable terms or at all. Also, if a rating agency downgrades our credit rating or outlook, external financing may be difficult and costly for us to obtain.

◦
Noncompliance with our Credit Facility and senior notes’ covenants (see Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report) may restrict our ability to borrow; accelerate repayment of our debt, which may not be feasible for us; or cause our lenders to impose significant fees or cease lending to us.

◦
As described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report, if a change of control or fundamental change occurs before our senior notes mature, we may need to offer to purchase certain of them. This may require us to refinance or restructure our debt, which we may be unable to do at all or on favorable terms.

◦
Our high debt and debt-to-capital levels could require us to dedicate substantial cash flow to debt service; inhibit our ability to respond to business changes or adjust our debt maturity schedule; curb execution on our current strategies; and/or make us more vulnerable in a downturn than our less-leveraged competitors. Our next senior note maturity is our $450.0 million in aggregate principal amount of 7.00% senior notes due December 15, 2021 (“7.00% Senior Notes due 2021”).

•
Decreased land inventory value. Our land inventory’s value depends on market conditions, including our estimates of applicable future demand and revenue generation. If conditions deteriorate during the typically significant amount of time between our acquiring ownership/control of land and delivering homes on that land; if we cannot sell land held for sale at its estimated fair value; or if we make strategic changes, we may need to record inventory-related charges. We may also record charges if we decide to sell land at a loss or activate or sell land held for future development.

In addition, our business could be negatively affected if our home sales, homes delivered or backlog-to-homes delivered conversion rate falls; if often-volatile building materials prices or subcontractor rates increase, which has been the trend over the past few years; or if our community openings are delayed due to, among other things, prolonged development, our strategic adjustments, or protracted government approvals or utility service activations from staff or resource cuts or reallocations for public safety priorities (e.g., earthquakes, wildfires, hurricanes or other natural disasters).

•
Trade disputes and defective materials. The federal government has imposed new or increased import tariffs, and other countries have implemented retaliatory measures, raising the cost and reducing the supply of several home construction items. In addition, shortages or rising prices of building materials may ensue from manufacturing defects, resulting in recalls of materials. If such disputes continue or recalls occur, our costs and supply chain disruptions could increase further.

•
Poor subcontractor availability and performance. Independent subcontractors perform essentially all of our land development and home construction work. Though we supervise such activities at our community sites, we have no control over our subcontractors’ availability or work methods. If qualified subcontractors are not available (due to general shortages in a tight labor market, competition from other builders or otherwise), or do not timely perform, we may incur production delays and other inefficiencies, or higher costs for substitute services. Also, if our subcontractors’ work or materials quality does not meet our standards, we could face more home warranty and construction defect claims, and they or their insurers may not be able to cover the associated repair costs.

•
Responsibility for duties owed to subcontractors’ employees. Governmental agencies have at times sought to hold contractors like us responsible for subcontractors’ employment-related obligations to their workforces. For instance, under California law, regulators or others could assert that we are responsible for wages and benefits that our subcontractors fail to pay to their employees, or, in certain circumstances, it could be alleged that employees of our subcontractors should be deemed to be our employees. Further efforts to impose such external labor-related obligations on us could create substantial exposure for us in situations beyond our control.

Strategy Risks. Our strategies, and any related initiatives or actions, and any changes thereto, may not be successful in achieving our goals or generate any growth, earnings or returns. We may not achieve positive operational or financial results, or results equal to or better than we did in any prior period or in comparison to other homebuilders. Among other strategic risks, our business is presently concentrated in California, Florida, Nevada and Texas. Poor conditions in any of those markets could have a measurable negative impact on our results, and the impact could be larger for us than for other less-concentrated homebuilders. At the same time, we may not be successful in generating positive results from our recent expansion into the Seattle, Washington market, or if we choose to enter into any other new markets, based on our relative inexperience with the local homebuilding and economic environment and the need to make a significant investment to achieve effective scale and profitable returns, which we may not be able to accomplish.
Adverse conditions in California would have particular significance to our business. We generate the highest proportion of our revenues from and make significant inventory investments in our California operations. However, we may be constrained or delayed in entitling land and selling and delivering homes in California, and incur higher development or construction costs, from water conservation or wildfire protection measures (including precautionary and event-induced electricity blackouts, temporary or extended local or regional evacuations, development moratoriums in high-risk areas, and community resiliency design requirements) that are intended to address severe drought and climatic conditions that have arisen in recent years. In addition, as large-scale wildfires and flooding due to such conditions in California, as well as hurricanes, heavy rains and other climate change-driven natural disasters in other of our served markets, become more frequent and intense, we may experience greater disruption to our land development and homebuilding activities, delaying orders and home deliveries, among other impacts.
Also, California’s highly regulated and litigious business environment has made the state an increasingly challenging and uncertain place for us to operate. This includes the implementing regulations under the state’s Global Warming Solutions Act of 2006 (AB32) intended to lower greenhouse gas emissions. For instance, we will incur higher construction costs because of a state law requirement that effectively requires that all new homes permitted to build in 2020 and beyond have solar power systems, and we may be unable to offset (through customer leases) or cover such costs through selling price increases due to competition and consumer affordability concerns. In addition, California and certain of its local governments are considering or have implemented restrictions on or disincentives with respect to the creation or size of new suburban and exurban residential communities generally in favor of higher-density, urban developments that can be attractive to some buyers, but in many cases are on smaller parcels with higher building costs and more complicated entitlement requirements and may be subject to greater local opposition and/or additional site remediation work. State and local municipalities have also considered banning natural gas use in new homes, among other possible steps as part of their approaches to reduce greenhouse gases. Depending on their scope, these efforts could significantly increase our land acquisition and development costs and, along with increasing competition from other homebuilders and investors for available developable land, limit our California operations’ growth, while making new homes less affordable to potential buyers in the state. Partially offsetting these trends, California’s governor and certain legislators have taken positions to promote new housing construction, including the adoption of the Housing Crisis Act of 2019 (SB 330) intended to expedite the approval process for housing development in order to address the housing shortage in California.
Warranty Risks. Our homebuilding business is subject to warranty and construction defect claims. Though we have insurance coverage to partially reduce our exposure, it is limited and costly, in part due to a shrinking provider market, and we have high self-insured retentions that are expected to increase. We self-insure some of our risk through a wholly-owned insurance subsidiary.
Due to our dependence on independent subcontractors to perform our homebuilding activities and inherent uncertainties, including obtaining recoveries from responsible subcontractors and/or their or our insurers, our recorded warranty and other liabilities may be inadequate to address future claims, which, among other things, could require us to record charges to increase such liabilities. We may also record charges to reflect our then-current claims experience, including the actual costs incurred. Home warranty and other construction defect issues may also generate negative publicity, including on social media and the Internet, that detracts from our reputation and efforts to sell homes.
Deferred Tax Asset Recovery and Tax Position Risks. At November 30, 2019, we had deferred tax assets of $383.7 million, net of a $19.2 million valuation allowance. Realizing our deferred tax assets depends on our generating sufficient future taxable income, which may not occur. Also, our deferred tax assets’ value can increase or decrease with: (a) changes in the federal corporate income tax rate; in 2018, we recorded a $112.5 million non-cash charge to our provision for income taxes primarily due to the federal corporate rate being reduced from 35% to 21% under the 2017 Tax Cuts and Jobs Act (“TCJA”); (b) our undergoing a “change of ownership” under federal tax rules, which would significantly reduce and possibly eliminate their value; and (c) adjustments in statutory or taxing authority treatment of such assets. We have filed our tax returns based on certain positions we believe are appropriate, and we may owe additional taxes if taxing authorities disagree with those positions.
Human Capital Risks. Our directors, officers and employees are important resources. If we cannot attract, retain and develop talent at reasonable pay and benefits levels, which is becoming increasingly challenging in the current tight labor market, or, alternatively, if we need to implement personnel or compensation reductions, our performance, profitability and ability to achieve our strategic goals could be significantly impaired. In addition, in many of our served markets, we need to have personnel with certain professional licenses, including building contractor and real estate brokerage licenses. Our home selling and construction activities may be severely disrupted or delayed if we do not have sufficient licensed individuals in our workforce.
Information Technology and Information Security Risks. We use information technology (“IT”) resources to carry out important operational activities and maintain our business records. Third parties maintain many of our IT resources, including disaster recovery and business continuity services, under agreements with security and service level standards.
Our systems have faced a variety of phishing, denial-of-service and other attacks. We have administrative, physical and technical controls and processes in place to address cybersecurity risks and help protect our IT resources, including employee training and third-party assessments. We also rely on our service providers, Stearns and other mortgage lenders with whom we share some personal identifying and confidential information to secure our information and the homebuyer information they collect from us. Our IT security costs, including cybersecurity insurance, are significant and will likely rise in tandem with the sophistication and frequency of system attacks.
However, our, Stearns’ and our service providers’ measures may be inadequate and possibly have operational or security vulnerabilities that could go undetected for some period of time. If our IT resources are compromised by an intentional attack, natural or man-made disaster, electricity blackout, IT failure or systems misconfiguration, service provider error, mis-managed user access protocols, personnel action, or otherwise, we may be severely limited in conducting our business and achieving our strategic goals for an extended period, experience internal control failures or lose access to operational assets or funds. A substantial disruption, or security breach suffered by Stearns/KBHS or a service provider, could damage our reputation and result in the loss of customers or revenues, in sensitive personal information being publicly disclosed or misused and/or legal proceedings against us. We may incur significant expenses to resolve such issues.
We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning system designed to improve the efficiency of our internal operational and administrative activities. There are inherent risks in undertaking this type of broad-based IT project and we have experienced complications and delays during the implementation process. We expect these will continue as we progress and expand the scope of the system in 2020 and that we will incur appreciable additional costs in doing so. In addition, the testing and use of the new system during this rollout could increase our exposure to the security risks and consequences discussed in the foregoing paragraph.
Legal and Compliance Risks. We are subject to substantial legal and regulatory requirements as to land development (including governmental permits, taxes and fees), the homebuilding process, worksite health and safety and environmental protection (from the effects of climate change or otherwise), which can delay our operational activities, raise our costs and/or prohibit or restrict homebuilding in some areas. For example, certain of our Texas operations are subject to rules mandating enhanced flood management practices stemming from recent large hurricanes and rainstorms. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways unfavorable to us. The costs to comply, or associated with any noncompliance, are, or can be, significant.
Under environmental laws, we may be responsible for removing or remediating hazardous or toxic substances even where we were not aware of their presence or for land we previously owned. The actual or potential presence of those substances on or near our properties may prevent us from performing land development or selling homes. Also, we have been, and we may in the future be, involved in federal, state and local air and water quality agency investigations or proceedings for potential noncompliance with their rules, including rules governing discharges of materials into the air and waterways; stormwater discharges from community sites; and wetlands and listed species habitat protection, and we could incur penalties and/or be restricted from developing or building at certain community locations during or as a result of such agencies’ investigations or findings.
Additionally, we are involved in legal, arbitral or regulatory proceedings or investigations incidental to our business, the outcome or settlement of which could result in material claims, losses, monetary damage awards, penalties, or other direct or indirect payments recorded against our earnings, or injunctions, consent decrees or other voluntary or involuntary restrictions or adjustments to our business operations or practices. Any adverse results could be beyond our expectations, insurance coverages and/or accruals at particular points in time. Unfavorable outcomes, as well as unfavorable investor, analyst or news reports related to our industry, company, personnel or operations, may also generate negative publicity, including on social media and the Internet, damaging our reputation and resulting in the loss of customers or revenues.
To reduce the risks and expected significant costs of defending intra-corporate proceedings in multiple venues and to help ensure that such matters are considered within a well-established body of law, our By-laws provide that, subject to certain exceptions, Delaware state courts are the exclusive forum for specified internal corporate affairs actions. This may limit a stockholder’s ability to bring a claim in their favored forum. At the same time, if a court were to allow for an alternative forum, or we waive the provision’s application, for a particular matter, we may incur additional costs associated with resolving an otherwise relevant action in another jurisdiction(s).
The European Union and state governments, notably California and Nevada, have recently enacted or enhanced data privacy regulations, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these requirements, and our costs may increase significantly if new requirements are enacted and based on how individuals exercise their rights. However, any noncompliance could result in our incurring substantial penalties and reputational damage.
KBHS’ operations are heavily regulated. If Stearns, which oversees KBHS’ operations, or KBHS is found to have violated regulations, or mortgage investors demand KBHS repurchase mortgage loans it has sold to them, or cover their losses, for claimed contract breaches, KBHS could face significant liabilities, which, if they exceed its reserves, could result in our recognizing losses on our KBHS equity interest.
Our financial results may be materially affected by the adoption of new or amended financial accounting standards, including those relating to revenue recognition and lease accounting, and regulatory or outside auditor guidance or interpretations.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
None.

Item 3.	LEGAL PROCEEDINGS
Our legal proceedings are discussed in Note 17 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
The following table presents certain information regarding our executive officers as of December 31, 2019:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years	From – To

Jeffrey T. Mezger	64	Chairman, President and Chief Executive Officer (a)	2016	26	President and Chief Executive Officer (a)	2006-2016
Jeff J. Kaminski	58	Executive Vice President and Chief Financial Officer	2010	9
Matthew W. Mandino	55	Executive Vice President and Chief Operating Officer	2018	8	Regional President, Southwest Division President, Colorado	2016-2018 2011-2016
Albert Z. Praw	71	Executive Vice President, Real Estate and Business Development	2011	23
Brian J. Woram	59	Executive Vice President and General Counsel	2010	9

(a)	Mr. Mezger has served as a director since 2006. He was elected Chairman of our board of directors in August 2016.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” As of December 31, 2019, there were 552 holders of record of our common stock.
Information regarding the shares of our common stock that may be issued under our equity compensation plans is provided below in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this report.
The following table summarizes our purchases of our own equity securities during the three months ended November 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
September 1-30	—	$—	—	2,193,947
October 1-31	—	—	—	2,193,947
November 1-30	107,800	36.58	—	2,193,947
Total	107,800	$36.58	—
In May 2018, our board of directors authorized us to repurchase a total of up to 4,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 1,627,000 shares that remained under a prior board-approved share repurchase program. In 2018, we repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. As of November 30, 2019, we had 2,193,947 shares authorized for repurchase.
The shares purchased during the three months ended November 30, 2019 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the board of directors’ authorization.
Stock Performance Graph
The following graph compares the five-year cumulative total return of KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index for the periods ended November 30:

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index and
Dow Jones US Home Construction Index

	2014	2015	2016	2017	2018	2019
KB Home	$100	$81	$92	$182	$123	$205
S&P 500 Index	100	103	111	136	145	168
Dow Jones US Home Construction Index	100	114	100	179	128	186
The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. The closing price of KB Home common stock on the New York Stock Exchange was $34.58 per share on November 30, 2019 and $21.11 per share on November 30, 2018. The performance of our common stock as presented above reflects past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2014 in KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index, including reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA
The data in this table should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data in this report.
KB HOME
SELECTED FINANCIAL DATA
(Dollars In Thousands, Except Per Share Amounts and Average Selling Price)

	Years Ended November 30,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenues:
Homebuilding	$4,537,658	$4,533,795	$4,356,265	$3,582,943	$3,020,987
Financial services	15,089	13,207	12,264	11,703	11,043
Total	$4,552,747	$4,547,002	$4,368,529	$3,594,646	$3,032,030
Operating income:
Homebuilding	$331,380	$345,721	$283,403	$152,401	$138,621
Financial services	10,756	9,363	8,834	7,886	7,332
Total	$342,136	$355,084	$292,237	$160,287	$145,953
Pretax income	$348,175	$367,965	$289,995	$149,315	$127,043
Net income (a)	268,775	170,365	180,595	105,615	84,643
Earnings per share:
Basic	$3.04	$1.93	$2.09	$1.23	$.92
Diluted	2.85	1.71	1.85	1.12	.85
Cash dividends declared per share	.23	.10	.10	.10	.10
Balance Sheet Data:
Assets:
Homebuilding	$4,977,086	$5,061,191	$5,029,158	$5,121,125	$5,072,877
Financial services	38,396	12,380	12,357	10,499	14,028
Total	$5,015,482	$5,073,571	$5,041,515	$5,131,624	$5,086,905
Notes payable	$1,748,747	$2,060,263	$2,324,845	$2,640,149	$2,601,754
Stockholders’ equity	2,383,122	2,087,500	1,926,311	1,723,145	1,690,834
Stockholders’ equity per share	26.60	24.01	22.13	20.25	18.32
Homebuilding Data:
Homes delivered	11,871	11,317	10,909	9,829	8,196
Average selling price	$380,000	$399,200	$397,400	$363,800	$354,800
Net orders	12,841	11,014	10,900	10,283	9,253
Ending backlog — homes	5,078	4,108	4,411	4,420	3,966
Average community count	250	223	233	238	244

(a)	Net income for the year ended November 30, 2018 included a non-cash charge of $112.5 million to income tax expense for TCJA-related impacts.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis below is focused on our 2019 and 2018 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2017 fiscal year specifically, as well as the year-over-year comparison of our 2018 financial performance to 2017, are located in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, filed with the SEC on January 24, 2019, which is available on our investor relations website at investor.kbhome.com and the SEC’s website at www.sec.gov.
RESULTS OF OPERATIONS
Overview. Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Revenues:
Homebuilding	$4,537,658	$4,533,795	$4,356,265	—%	4%
Financial services	15,089	13,207	12,264	14	8
Total	$4,552,747	$4,547,002	$4,368,529	—%	4%
Pretax income:
Homebuilding	$325,189	$351,301	$276,927	(7)%	27%
Financial services	22,986	16,664	13,068	38	28
Total	348,175	367,965	289,995	(5)	27
Income tax expense	(79,400)	(197,600)	(109,400)	60	(81)
Net income	$268,775	$170,365	$180,595	58%	(6)%
Earnings per share:
Basic	$3.04	$1.93	$2.09	58%	(8)%
Diluted	$2.85	$1.71	$1.85	67%	(8)%
Housing market conditions were generally healthy in 2019, with strong employment levels, relatively high consumer confidence and a limited supply of homes available for sale. During the year, we continued to execute on our long-standing, customer-centric operating strategy and our Returns-Focused Growth Plan.
Within our homebuilding operations, housing revenues of $4.51 billion for 2019 were in line with the prior year, as a 5% increase in homes delivered was offset by a 5% decrease in the overall average selling price of those homes. Homebuilding operating income for 2019 decreased 4% year over year to $331.4 million, and, as a percentage of homebuilding revenues, declined 30 basis points to 7.3%. Our housing gross profits for 2019 grew 5% from 2018 mainly due to an 80 basis point increase in our housing gross profit margin to 18.3%.
The increase in our housing gross profit margin for 2019 primarily reflected lower amortization of previously capitalized interest, accounting changes from our adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), effective December 1, 2018, and a decrease in inventory-related charges. This was partly offset by higher construction and land costs, the impact of fewer homes delivered from certain communities in our West Coast homebuilding reporting segment with relatively high average selling prices and housing gross profit margins as compared to the previous year, and an increase in sales incentives as a result of pricing pressure on our net orders in the 2018 fourth quarter and 2019 first quarter due to weaker market conditions during those periods. Our selling, general and administrative expenses as a percentage of housing revenues increased 120 basis points from the prior year to 11.0%, primarily reflecting our adoption of ASC 606 and higher marketing expenses to support new community openings. Further information regarding the accounting impacts from our adoption of ASC

606 is provided in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Our net income and diluted earnings per share for 2019 were up 58% and 67%, respectively, year over year, and included a $6.8 million loss on the early extinguishment of debt. In 2018, our net income and diluted earnings per share included a non-cash charge of $112.5 million for TCJA-related impacts.
Progress on Returns-Focused Growth Plan Targets. We initiated our three-year Returns-Focused Growth Plan in 2016 and, based on the business environment and our outlook at that time, established robust financial targets for 2019. The following table presents these targets and our actual results for the years ended November 30, 2019 and 2016 (dollars in thousands):

		Years Ended November 30,
Returns-Focused Growth Plan Financial Metrics	2019 Targets	2019	2016
Housing revenues	> $5.0 billion	$4,510,814	$3,575,548
Homebuilding operating income margin, excluding inventory-related charges	8% to 9%	7.7%	5.7%
Return on invested capital (a)	> 10%	9.5%	5.2%
Return on equity (a)	10.0% to 15.0%	12.2%	6.3%
Debt to capital ratio (b)	35.0% to 45.0%	42.3%	60.5%

(a)
The calculation of return on invested capital is described below under “Non-GAAP Financial Measures.” Return on equity is calculated as net income for the most recent 12-month period divided by average stockholders’ equity for the trailing five quarters.

(b)
Our original 2019 target was a net debt to capital ratio in the range of 40% to 50%, which we lowered to a range of 35% to 45% during 2018. In the 2019 second quarter, we further tightened our financial target to a debt to capital ratio in the range of 35% to 45%.

We made significant progress toward achieving our Returns-Focused Growth Plan targets through the variable economic and industry conditions during the three-year period from 2016 to 2019, with all metrics showing measurable improvement over that span. In addition to substantially increasing our scale, with a 26% rise in housing revenues from 2016 to 2019, we generated significant cash flow, fueling our ability to invest $5.03 billion in land and land development, repay nearly $850.0 million of senior notes, and return cash to our stockholders in the form of dividends and share repurchases during the same period.
While we achieved our return on equity and debt to capital ratio targets for 2019, our housing revenues were below the target, largely due to our backlog at the beginning of the year (“beginning backlog”) being down 7% from the previous year, reflecting lower net sales in the latter part of 2018 stemming from restrained buyer demand that primarily resulted from affordability concerns driven by price appreciation trends and rising mortgage interest rates preceding and during that period. Also impacting our 2019 revenues were a lower proportion of homes delivered from our West Coast homebuilding reporting segment and a decline in this segment’s average selling price that stemmed from a mix shift toward lower-priced inland California markets and coastal communities at more affordable price points. This housing revenue result led to homebuilding operating income margin, excluding inventory-related charges, and return on invested capital results that were slightly below their respective 2019 targets.
We plan to continue to follow the primary tenets of our Returns-Focused Growth Plan in 2020 and believe we are well positioned to make further improvements as discussed below under “Outlook.”

Net Orders, Backlog and Community Count. The following table presents information concerning our net orders, cancellation rate, ending backlog, and community count for the years ended November 30, 2019 and 2018 (dollars in thousands):

	Years Ended November 30,
	2019	2018
Net orders	12,841	11,014
Net order value (a)	$4,890,153	$4,291,481
Cancellation rate (b)	19%	22%
Ending backlog — homes	5,078	4,108
Ending backlog — value	$1,813,707	$1,434,368
Ending community count	251	240
Average community count	250	223

(a)
Net order value represents the potential future housing revenues associated with net orders generated during a period, as well as homebuyer selections of lot and product premiums and design studio options and upgrades for homes in backlog during the same period.

(b)	Cancellation rate represents the total number of contracts for new homes cancelled during a period divided by the total (gross) orders for new homes generated during the same period.
Net Orders. In 2019, net orders from our homebuilding operations increased 17% from 2018, reflecting 12% growth in our overall average community count and a 5% increase in monthly net orders per community to 4.3. The year-over-year growth in our average community count is discussed below under “Community Count.” The value of our 2019 net orders rose 14% from 2018 as a result of the growth in net orders partly offset by a 2% decrease in the overall average selling price of those orders. The year-over-year increase in net orders and overall net order value reflected improvements in all four of our homebuilding reporting segments, with net order value increases ranging from 9% in our Southeast segment to 23% in our Southwest segment. In our West Coast segment, our largest segment based on housing revenues, net order value rose 10% due to a 19% increase in net orders stemming from the segment’s higher average community count, partly offset by a 7% decrease in the average selling price of those orders due to a shift in product and geographic mix toward our lower-priced inland California markets and coastal communities at more affordable price points.
Backlog. The number of homes in our backlog at November 30, 2019 increased 24% from the previous year. The potential future housing revenues in our backlog at November 30, 2019 grew 26% year over year, reflecting the higher number of homes in our backlog and a 2% increase in the average selling price of those homes. The increases in the number of homes in backlog and our backlog value reflected growth in each of our four homebuilding reporting segments. Substantially all of the homes in our backlog at November 30, 2019 are expected to be delivered during the year ending November 30, 2020.
Community Count. Our average community count for 2019 grew 12% from the previous year, with increases in all four of our homebuilding reporting segments, ranging from 1% in our Central segment to 24% in our West Coast segment. Our ending community count for 2019 rose 5% from the prior year. The year-over-year increases in both our average and ending community counts reflect the investments in land and land development we have made over the past several quarters.
We invested $1.62 billion in land and land development in 2019 to support home delivery and revenue growth in 2020 and beyond. In 2018, such investments totaled $1.89 billion. Approximately 39% of our total investment in 2019 related to land acquisitions, compared to approximately 50% in 2018.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2019	2018	2017
Revenues:
Housing	$4,510,814	$4,517,244	$4,335,205
Land	26,844	16,551	21,060
Total	4,537,658	4,533,795	4,356,265
Costs and expenses:
Construction and land costs
Housing	(3,683,174)	(3,728,917)	(3,627,732)
Land	(25,754)	(15,003)	(18,736)
Total	(3,708,928)	(3,743,920)	(3,646,468)
Selling, general and administrative expenses	(497,350)	(444,154)	(426,394)
Total	(4,206,278)	(4,188,074)	(4,072,862)
Operating income	$331,380	$345,721	$283,403
Homes delivered	11,871	11,317	10,909
Average selling price	$380,000	$399,200	$397,400
Housing gross profit margin as a percentage of housing revenues	18.3%	17.5%	16.3%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	18.7%	18.1%	16.9%
Adjusted housing gross profit margin as a percentage of housing revenues	22.2%	22.5%	21.8%
Selling, general and administrative expense as a percentage of housing revenues	11.0%	9.8%	9.8%
Operating income as a percentage of homebuilding revenues	7.3%	7.6%	6.5%
The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Years Ended November 30,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2019	2018	2019	2018	2019	2018
West Coast	3,214	3,152	3,542	2,985	19%	20%
Southwest	2,346	2,301	2,658	2,139	13	17
Central	4,291	4,113	4,565	4,045	21	27
Southeast	2,020	1,751	2,076	1,845	23	21
Total	11,871	11,317	12,841	11,014	19%	22%

	Years Ended November 30,
	Net Order Value			Average Community Count
Segment	2019	2018	Variance	2019	2018	Variance
West Coast	$2,087,293	$1,893,597	10%	67	54	24%
Southwest	842,335	682,172	23	41	34	21
Central	1,362,580	1,169,397	17	92	91	1
Southeast	597,945	546,315	9	50	44	14
Total	$4,890,153	$4,291,481	14%	250	223	12%

	November 30,
	Backlog – Homes			Backlog – Value
Segment	2019	2018	Variance	2019	2018	Variance
West Coast	1,043	715	46%	$598,299	$414,564	44%
Southwest	1,238	926	34	389,597	302,614	29
Central	1,988	1,714	16	590,936	487,921	21
Southeast	809	753	7	234,875	229,269	2
Total	5,078	4,108	24%	$1,813,707	$1,434,368	26%
Revenues. Homebuilding revenues of $4.54 billion in 2019 were essentially flat with 2018, reflecting housing revenues that were even with the previous year and an increase in land sale revenues.
Housing revenues in 2019 were on par with the previous year, as a 5% increase in homes delivered was offset by a 5% decrease in the overall average selling price of those homes. The year-over-year increase in homes delivered in 2019 reflected a 17% rise in our net orders during the year as our beginning backlog was down 7%, reflecting lower net sales in the latter part of 2018 stemming from restrained buyer demand that primarily resulted from affordability concerns driven by price appreciation trends and rising mortgage interest rates preceding and during that period. The overall average selling price of our homes delivered decreased in 2019 as compared to 2018, mainly due to a 10% decline in our West Coast homebuilding reporting segment that resulted from fewer homes delivered from certain communities with relatively high average selling prices, and a community mix shift toward lower-priced inland California markets and coastal communities at more affordable price points.
Land sale revenues for 2019 increased 62% from 2018. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income decreased 4% in 2019, as compared to the previous year, due to an increase in housing gross profits that was more than offset by an increase in selling, general and administrative expenses. Our homebuilding operating income included total inventory-related charges of $17.3 million in 2019 and $29.0 million in 2018, as discussed in Note 7 – Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report. Excluding inventory-related charges, our homebuilding operating income as a percentage of homebuilding revenues was 7.7% in 2019 and 8.3% in 2018.
In 2019, housing gross profits rose by $39.3 million, or 5%, to $827.6 million from $788.3 million in 2018. The year-over-year increase in 2019 reflected the higher volume of homes delivered and an increase in the housing gross profit margin. Housing gross profits for 2019 and 2018 included the respective inventory-related charges described above.
Our housing gross profit margin for 2019 increased 80 basis points from the previous year, primarily due to the favorable impacts of lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 90 basis points), our adoption of ASC 606 (approximately 70 basis points), and a decrease in inventory-related charges (approximately 20 basis points). These items were partly offset by higher construction and land costs (approximately 70 basis points), an increase in sales incentives as a result of pricing pressure on our net orders in the 2018 fourth quarter and 2019 first quarter due to weaker market conditions during those periods (approximately 20 basis points), and higher fixed community-level expenses supporting community count growth (approximately 10 basis points). Our housing gross profit margin for 2019 was also negatively impacted in part by fewer homes delivered from certain West Coast homebuilding reporting segment communities with relatively high average selling prices and housing gross profit margins as compared to the previous year.

Excluding the amortization of previously capitalized interest associated with housing operations of $156.1 million and $197.9 million in 2019 and 2018, respectively, and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin decreased 30 basis points to 22.2% in 2019 from 22.5% in 2018. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses rose 12% in 2019 from the prior year, primarily due to our adoption of ASC 606 and increased marketing expenses to support new community openings. As a percentage of housing revenues, our selling, general and administrative expenses rose 120 basis points in 2019 as compared to 2018.
Interest Income. Interest income, which is generated from short-term investments, totaled $2.2 million in 2019 and $3.5 million in 2018. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Interest Expense. Interest expense results principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during 2019 and 2018 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period. As a result, we had no interest expense for 2019 or 2018.
Interest incurred declined 4% to $143.4 million in 2019, from $149.7 million in 2018, due to our lower average debt level, partly offset by a higher average interest rate. The lower average debt level in 2019 primarily reflected the repayment of certain senior notes during the year. The amount of interest incurred generally fluctuates based on the average amount of debt outstanding for the period and/or the interest rate on that debt.
Interest amortized to construction and land costs associated with housing operations totaled $156.1 million in 2019 and $197.9 million in 2018. The year-over-year decrease in interest amortized in 2019 mainly reflected the reduction in our interest incurred and the growth in our active inventory, which enabled us to allocate the lower level of interest over a larger population of owned lots. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.5% for 2019 and 4.4% for 2018. Interest amortized to construction and land costs in 2019 and 2018 included $.7 million and $4.8 million, respectively, of amortization of previously capitalized interest related to land sales that occurred during those years.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $1.5 million in 2019, compared to equity in income of unconsolidated joint ventures of $2.1 million in 2018. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Loss on Early Extinguishment of Debt. Our $6.8 million loss on early extinguishment of debt in 2019 was associated with our optional redemption of $350.0 million in aggregate principal amount of our 8.00% senior notes due 2020 (“8.00% Senior Notes due 2020”) prior to their maturity date.
Non-GAAP Financial Measures
This report contains information about our adjusted housing gross profit margin, adjusted income tax expense, adjusted net income, adjusted diluted earnings per share, adjusted effective tax rate, return on invested capital, and ratio of net debt to capital, none of which are calculated in accordance with generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because they are not calculated in accordance with GAAP, these non-GAAP financial measures may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Years Ended November 30,
	2019	2018	2017
Housing revenues	$4,510,814	$4,517,244	$4,335,205
Housing construction and land costs	(3,683,174)	(3,728,917)	(3,627,732)
Housing gross profits	827,640	788,327	707,473
Add: Inventory-related charges (a)	17,291	28,994	25,232
Housing gross profits excluding inventory-related charges	844,931	817,321	732,705
Add: Amortization of previously capitalized interest (b)	156,114	197,936	210,538
Adjusted housing gross profits	$1,001,045	$1,015,257	$943,243
Housing gross profit margin as a percentage of housing revenues	18.3%	17.5%	16.3%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	18.7%	18.1%	16.9%
Adjusted housing gross profit margin as a percentage of housing revenues	22.2%	22.5%	21.8%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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

	Years ended November 30,
	2019	2018			2017
	As Reported	As Reported	TCJA Adjustment	As Adjusted	As Reported
Total pretax income	$348,175	$367,965	$—	$367,965	$289,995
Income tax expense (a)	(79,400)	(197,600)	112,500	(85,100)	(109,400)
Net income	$268,775	$170,365	$112,500	$282,865	$180,595
Diluted earnings per share	$2.85	$1.71		$2.82	$1.85
Weighted average shares outstanding — diluted	93,838	101,059		101,059	98,316
Effective tax rate (a)	22.8%	53.7%		23.1%	37.7%

(a)
For the year ended November 30, 2019, income tax expense and the related effective tax rate reflected the favorable impacts of $5.3 million of excess tax benefits related to stock-based compensation, a $4.4 million deferred tax asset valuation allowance reversal and $4.3 million of federal energy tax credits we earned from building energy-efficient homes, partly offset by a $1.9 million non-cash charge due to the re-measurement of deferred tax assets based on a reduction in certain state income tax rates. For the year ended November 30, 2018, income tax expense and adjusted income tax expense, as well as the related effective tax rate and adjusted effective tax rate, included the favorable impacts of the reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, $10.7 million of federal energy tax credits we earned from building energy-efficient homes, a $2.1 million net benefit from a reduction in our deferred tax asset valuation allowance, and $1.0 million of excess tax benefits from stock-based compensation as a result of our adoption of Accounting Standards Update No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), effective December 1, 2017.

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
Return on Invested Capital. The following table sets forth our calculation of return on invested capital as used under our Returns-Focused Growth Plan, together with a reconciliation of net operating profit after tax to net income, the most comparable GAAP measure (dollars in thousands):

	Years Ended November 30,
	2019	2016
Net income	$268,775	$105,615
Adjustments:
Interest (income) expense, net	(2,158)	5,371
Loss on early extinguishment of debt	6,800	—
Amortization of previously capitalized interest (a)	156,803	161,285
Income tax impact (b)	(36,800)	(48,800)
Net operating profit after tax	$393,420	$223,471

Average notes payable	$1,945,458	$2,627,689
Average stockholders’ equity	2,211,312	1,669,731
Average invested capital	$4,156,770	$4,297,420
Return on invested capital	9.5%	5.2%

(a)	Represents the amortization of previously capitalized interest associated with homebuilding operations.

(b)	Represents the total adjustments to net income multiplied by our effective tax rate, which was 22.8% for 2019 and 29.3% for 2016.
We define return on invested capital as net operating profit after tax, a non-GAAP financial measure, for the most recent 12-month period divided by average invested capital (average notes payable and stockholders’ equity for the trailing five quarters). In addition to its use in measuring our performance under our Returns-Focused Growth Plan against the corresponding three-year objective, we believe return on invested capital is a relevant and useful financial measure to investors in understanding how effectively we deploy our capital.

Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	November 30,
	2019	2018
Notes payable	$1,748,747	$2,060,263
Stockholders’ equity	2,383,122	2,087,500
Total capital	$4,131,869	$4,147,763
Ratio of debt to capital	42.3%	49.7%

Notes payable	$1,748,747	$2,060,263
Less: Cash and cash equivalents	(453,814)	(574,359)
Net debt	1,294,933	1,485,904
Stockholders’ equity	2,383,122	2,087,500
Total capital	$3,678,055	$3,573,404
Ratio of net debt to capital	35.2%	41.6%
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
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2019	2018	2017	2019 vs 2018		2018 vs 2017
Revenues	$1,912,146	$2,085,328	$2,186,411	(8	) %	(5	) %
Construction and land costs	(1,591,896)	(1,720,776)	(1,835,504)	7		6
Selling, general and administrative expenses	(141,324)	(123,254)	(131,182)	(15)		6
Operating income	$178,926	$241,298	$219,725	(26	) %	10%

Homes delivered	3,214	3,152	3,387	2%		(7	) %
Average selling price	$592,300	$661,500	$644,900	(10	) %	3%
Housing gross profit margin	16.8%	17.5%	16.0%	(70	)bps	150	bps

This segment’s revenues in 2019 and 2018 were generated from both housing operations and land sales. Housing revenues of $1.90 billion in 2019 decreased 9% from $2.09 billion in 2018, reflecting a lower average selling price of homes delivered, partly offset by an increase in the number of homes delivered. The decrease in the average selling price of homes delivered in 2019 reflected a product and geographic mix shift, particularly the impact from fewer deliveries from certain communities with relatively high average selling prices, and a greater number of homes delivered from lower-priced inland California markets and coastal communities at more affordable price points. The growth in the number of homes delivered mainly reflected a 19% rise in net orders during the year as this segment’s beginning backlog was down 19% compared to the year-earlier period, which reflected an 11% year-over-year reduction in the average community count in 2018 and softer market conditions that impacted net orders in the 2018 latter half.
This segment’s operating income in 2019 declined from the previous year, mainly reflecting lower housing gross profits and higher selling, general and administrative expenses. The decrease in housing gross profits reflected declines in both housing revenues and the housing gross profit margin. The decrease in the housing gross profit margin was primarily due to an increase in construction and land costs as a percentage of housing revenues as a result of a mix shift, with a lower proportion of homes delivered from communities with relatively high average selling prices and housing gross profit margins; reduced operating leverage on fixed costs due to lower housing revenues; and an increase in sales incentives. These cost increases were partly offset by lower amortization of previously capitalized interest, accounting changes resulting from our adoption of ASC 606, and a decrease in inventory-related charges. Inventory-related charges impacting the housing gross profit margin totaled $15.6 million in 2019, compared to $20.4 million in 2018. Selling, general and administrative expenses as a percentage of housing revenues for 2019 rose from the previous year, primarily as a result of our adoption of ASC 606, higher marketing expenses to support new community openings and reduced operating leverage on fixed costs due to lower housing revenues.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2019	2018	2017	2019 vs 2018		2018 vs 2017
Revenues	$764,816	$707,075	$533,052	8%		33%
Construction and land costs	(585,880)	(568,194)	(445,451)	(3)		(28)
Selling, general and administrative expenses	(67,223)	(50,897)	(42,329)	(32)		(20)
Operating income	$111,713	$87,984	$45,272	27%		94%

Homes delivered	2,346	2,301	1,837	2%		25%
Average selling price	$322,000	$307,300	$290,200	5%		6%
Housing gross profit margin	23.8%	19.6%	16.4%	420	bps	320	bps
In 2019, this segment’s revenues were generated from both housing operations and land sales, with housing revenues totaling $755.4 million. In 2018, this segment’s revenues were generated solely from housing operations. Housing revenues increased 7% in 2019 as compared to the corresponding previous year, reflecting growth in the number of homes delivered and a higher average selling price of those homes. In 2019, the year-over-year increase in the number of homes delivered was attributable to our Nevada operations. The higher average selling price was mainly due to a product and geographic mix shift of homes delivered and generally favorable market conditions.
This segment’s operating income increased $23.7 million from 2018 due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected growth in housing revenues and an increase in the housing gross profit margin. The improvement in the housing gross profit margin was largely due to a greater proportion of homes delivered from newer, higher-margin communities, lower amortization of previously capitalized interest, and accounting changes resulting from our adoption of ASC 606. Selling, general and administrative expenses as a percentage of housing revenues for 2019 increased from 2018, mainly as a result of our adoption of ASC 606, as well as legal recoveries and a favorable legal settlement in 2018.

Central. The following table presents financial information related to our Central homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2019	2018	2017	2019 vs 2018		2018 vs 2017
Revenues	$1,267,892	$1,239,305	$1,188,839	2%		4%
Construction and land costs	(1,015,415)	(1,010,674)	(963,202)	—		(5)
Selling, general and administrative expenses	(126,176)	(111,028)	(109,385)	(14)		(2)
Operating income	$126,301	$117,603	$116,252	7%		1%

Homes delivered	4,291	4,113	4,136	4%		(1	) %
Average selling price	$293,500	$297,400	$284,800	(1	) %	4%
Housing gross profit margin	19.9%	18.6%	19.2%	130	bps	(60	)bps
In 2019 and 2018, revenues for this segment were generated from both housing operations and land sales. Housing revenues in 2019 increased 3% to $1.26 billion from $1.22 billion in 2018 due to an increase in the number of homes delivered, which was partially offset by a slight decrease in the average selling price of those homes. In 2019, the growth in the number of homes delivered was attributable to our Texas operations. The decrease in the average selling price reflected a shift in product and geographic mix, with fewer homes delivered from our Colorado operations, which typically have higher-priced communities relative to our Texas operations. Land sale revenues were $8.3 million in 2019, compared to $16.1 million in 2018.
In 2019, this segment’s operating income increased $8.7 million from 2018, mainly due to an increase in housing gross profits that was partly offset by an increase in selling, general and administrative expenses. Housing gross profits increased mainly due to improvement in the housing gross profit margin. The housing gross profit margin rose from the previous year primarily due to lower amortization of previously capitalized interest, and accounting changes resulting from our adoption of ASC 606. Selling, general and administrative expenses as a percentage of housing revenues for 2019 increased from the prior year, primarily due to our adoption of ASC 606 and higher marketing expenses.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2019	2018	2017	2019 vs 2018		2018 vs 2017
Revenues	$592,804	$502,087	$447,963	18%		12%
Construction and land costs	(508,351)	(437,522)	(396,026)	(16)		(10)
Selling, general and administrative expenses	(65,902)	(56,940)	(52,378)	(16)		(9)
Operating income (loss)	$18,551	$7,625	$(441)	143%		(a)

Homes delivered	2,020	1,751	1,549	15%		13%
Average selling price	$293,200	$286,600	$284,100	2%		1%
Housing gross profit margin	14.3%	12.9%	11.7%	140	bps	120	bps

(a)	Percentage not meaningful
This segment’s revenues in 2019 and 2018 were generated from both housing operations and land sales. Housing revenues in 2019 increased 18% to $592.3 million from $501.9 million in 2018. The year-over-year growth in housing revenues in 2019 reflected increases in both the number of homes delivered and the average selling price of those homes. In 2019, the increase in the number of homes delivered mainly reflected a larger beginning backlog, which was up 14% compared to the year-earlier period, and an increase in homes delivered from newer communities. The year-over-year increase in the average selling price in 2019 was mainly due to a greater proportion of homes delivered from higher-priced communities.
This segment’s operating income in 2019 rose $10.9 million from 2018 due to an increase in housing gross profits, partly offset by an increase in selling, general and administrative expenses. The year-over-year growth in housing gross profits reflected increases in both the number of homes delivered and the housing gross profit margin. The housing gross profit margin improved primarily due to accounting changes resulting from our adoption of ASC 606, lower amortization of previously capitalized interest, and lower inventory-related charges. These improvements were partly offset by an increase in construction and land costs as a percentage of housing revenues as a result of homes delivered from lots we acquired in 2018 from a regional homebuilder in Florida. In 2019, inventory-related charges impacting the housing gross profit margin totaled $.5 million, compared to $5.6 million in 2018. Selling, general and administrative expenses as a percentage of housing revenues for 2019 decreased from the previous year, primarily due to a decrease in legal accruals, partly offset by our adoption of ASC 606.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Years Ended November 30,
	2019	2018	2017
Revenues	$15,089	$13,207	$12,264
Expenses	(4,333)	(3,844)	(3,430)
Equity in income of unconsolidated joint ventures	12,230	7,301	4,234
Pretax income	$22,986	$16,664	$13,068

Total originations (a):
Loans	7,436	5,659	2,485
Principal	$2,190,823	$1,578,037	$688,763
Percentage of homebuyers using KBHS	70%	56%	25%
Average FICO score	719	718	719

Loans sold (a):
Loans sold to Stearns/Nationstar	6,224	5,028	1,872
Principal	$1,827,917	$1,419,140	$514,307
Loans sold to other third parties	772	490	196
Principal	$202,349	$120,815	$51,425

Mortgage loan origination mix (a):
Conventional/non-conventional loans	58%	56%	52%
FHA loans	26%	27%	31%
Other government loans	16%	17%	17%

Loan type (a):
Fixed	98%	99%	99%
ARM	2%	1%	1%

(a)	Loan originations and sales occurred within KBHS.
Revenues. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. The year-over-year growth in our financial services revenues for 2019 reflected increases in both insurance commissions and title services revenues. In 2019, we also expanded our title services business to Arizona, Colorado and Nevada.
Expenses. General and administrative expenses increased in 2019, as compared to 2018, reflecting the growth in our financial services revenues.
Equity in Income of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures rose on a year-over-year basis in 2019 primarily due to a substantial increase in the percentage of our homebuyers using KBHS.
On July 9, 2019, the parent company of Stearns, our partner in KBHS, filed a voluntary bankruptcy petition in the United States Bankruptcy Court, Southern District of New York, with Stearns included as a debtor in the case. KBHS was not included in the filing. On October 24, 2019, the court confirmed Stearns’ parent company’s plan of reorganization under which, among other things, one of its largest owners took full control of the reorganized company and invested significant new equity capital in the business. The confirmed plan of reorganization became effective on November 5, 2019. During the pendency of the bankruptcy proceedings, KBHS provided mortgage banking services to our homebuyers consistent with its pre-filing performance and there was no consolidated financial statement impact. With the plan of reorganization now effective, we believe KBHS will be financially and operationally able to continue to provide such mortgage banking services in the ordinary course.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	Years Ended November 30,
	2019	2018	2017
Income tax expense	$79,400	$197,600	$109,400
Effective income tax rate	22.8%	53.7%	37.7%
Our income tax expense and effective tax rate for 2019 reflected the favorable impacts of $5.3 million of excess tax benefits related to stock-based compensation, a $4.4 million deferred tax asset valuation allowance reversal and $4.3 million of federal energy tax credits, partly offset by a $1.9 million non-cash charge due to the re-measurement of deferred tax assets based on a reduction in certain state income tax rates.
Our income tax expense and effective tax rate for 2018 included a non-cash charge of $112.5 million for TCJA-related impacts; the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $10.7 million that we earned from building energy-efficient homes; a $2.1 million net tax benefit from a reduction in our state deferred tax asset valuation allowance; and excess tax benefits related to stock-based compensation of $1.0 million. The TCJA required us to use a blended federal tax rate for our 2018 fiscal year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, our 2018 federal statutory tax rate was approximately 22%.
The federal energy tax credits for the year ended November 30, 2018 resulted from legislation enacted on February 9, 2018, which, among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016. In December 2019, federal legislation was enacted, which among other things, extended the availability of the credit through December 31, 2020. This extension is expected to benefit our income tax provision in future periods.
Excluding the above-mentioned charge of $112.5 million for TCJA-related impacts, our adjusted income tax expense and adjusted effective tax rate for 2018 were $85.1 million and 23.1%, respectively. The calculations of adjusted income tax expense and adjusted effective tax rate are described above under “Non-GAAP Financial Measures.”
Under current accounting standards, we expect volatility in our income tax expense in future periods, the magnitude of which will depend on, among other factors, the price of our common stock and the timing and volume of stock-based compensation award activity, such as employee exercises of stock options and the vesting of restricted stock awards and performance-based restricted stock units (each, a “PSU”).
For each of the years ended November 30, 2019 and 2018, the amount of income taxes we paid was substantially less than our income tax expense primarily due to the utilization of our deferred tax assets to reduce taxable income. We anticipate this will continue for the next several years due to the sizable deferred tax assets remaining as of November 30, 2019.
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
•repayments of borrowings under the Credit Facility.
Our investments in land and land development totaled $1.62 billion in 2019 and $1.89 billion in 2018. Approximately 39% of our total investments in 2019 related to land acquisitions, compared to approximately 50% in 2018. While we made strategic investments in land and land development in each of our homebuilding reporting segments in each of these years, approximately 53% in 2019 and 56% in 2018 were made in our West Coast homebuilding reporting segment. In 2018, we significantly expanded our existing Jacksonville, Florida operations by acquiring approximately 2,100 owned or controlled lots from a regional homebuilder, and entered the attractive Seattle, Washington market. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in 2020 and beyond.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	November 30, 2019		November 30, 2018		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	12,842	$1,795,088	12,680	$1,727,993	162	$67,095
Southwest	10,026	629,811	9,815	598,374	211	31,437
Central	22,937	889,179	22,237	865,184	700	23,995
Southeast	9,893	390,524	8,895	391,288	998	(764)
Total	55,698	$3,704,602	53,627	$3,582,839	2,071	$121,763
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at November 30, 2019 increased from November 30, 2018, primarily due to our investments in land and land development during 2019 and an increase in the number of homes completed or under construction. The number of lots in inventory as of November 30, 2019 and 2018 excludes 9,212 and 11,185 lots, respectively, under contract where the associated deposits were refundable at our discretion. Including these lots, our land under contract as a percentage of total lots was 41% at November 30, 2019 and 39% at November 30, 2018. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	November 30,
	2019	2018
Total cash and cash equivalents	$453,814	$574,359
Credit Facility commitment	800,000	500,000
Borrowings outstanding under the Credit Facility	—	—
Letters of credit outstanding under the Credit Facility	(18,884)	(28,010)
Credit Facility availability	781,116	471,990
Total liquidity	$1,234,930	$1,046,349

Our cash and cash equivalents at November 30, 2019 and 2018 were invested in interest-bearing bank deposit accounts.

Capital Resources. Our notes payable consisted of the following (in thousands):

	November 30,
	2019	2018	Variance
Mortgages and land contracts due to land sellers and other loans	$7,889	$40,038	$(32,149)
Senior notes	1,740,858	1,790,437	(49,579)
Convertible senior notes	—	229,788	(229,788)
Total	$1,748,747	$2,060,263	$(311,516)
The change in our notes payable balance at November 30, 2019 compared to November 30, 2018 primarily reflected our financing activities in 2019 that are described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Our financial leverage, as measured by the ratio of debt to capital, was 42.3% at November 30, 2019, compared to 49.7% at November 30, 2018. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at November 30, 2019 improved to 35.2%, compared to 41.6% at November 30, 2018.
LOC Facility. On February 13, 2019, we entered into a new LOC Facility. Under the LOC Facility, which expires on February 13, 2022, we may issue up to $50.0 million of letters of credit. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of November 30, 2019, we had $15.8 million of letters of credit outstanding under the LOC Facility. We previously had a cash-collateralized letter of credit facility, which we terminated in 2019. We had no letters of credit outstanding under the cash-collateralized letter of credit facility at November 30, 2018.
Unsecured Revolving Credit Facility. On October 7, 2019, we entered into an amendment to the Credit Facility that increased its borrowing capacity from $500.0 million to $800.0 million and extended its maturity from July 27, 2021 to October 7, 2023. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2019, we had no cash borrowings and $18.9 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, consolidated leverage ratio (“Leverage Ratio”), and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum liquidity level, each as defined therein. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements under the Credit Facility, as amended, are set forth below:

•
Consolidated Tangible Net Worth – We must maintain a consolidated tangible net worth at the end of any fiscal quarter greater than or equal to the sum of (a) $1.54 billion, plus (b) an amount equal to 50% of the aggregate of the cumulative consolidated net income for each fiscal quarter commencing after May 31, 2019 and ending as of the last day of such fiscal quarter (though there is no reduction if there is a consolidated net loss in any fiscal quarter), plus (c) an amount equal to 50% of the cumulative net proceeds we receive from the issuance of our capital stock after May 31, 2019.

•
Leverage Ratio – We must also maintain a Leverage Ratio of less than or equal to .65 at the end of each fiscal quarter. The Leverage Ratio is calculated as the ratio of our consolidated total indebtedness to the sum of consolidated total indebtedness and consolidated tangible net worth, all as defined under the Credit Facility.

•
Interest Coverage Ratio or Liquidity – We are also required to maintain either (a) an Interest Coverage Ratio of greater than or equal to 1.50 at the end of each fiscal quarter; or (b) a minimum level of liquidity, but not both. The Interest Coverage Ratio is the ratio of our consolidated adjusted EBITDA to consolidated interest incurred, each as defined under the Credit Facility, in each case for the previous 12 months. Our minimum liquidity is required to be greater than or equal to consolidated interest incurred, as defined under the Credit Facility, for the four most recently ended fiscal quarters in the aggregate.

In addition, under the Credit Facility, our investments in joint ventures and non-guarantor subsidiaries (which are shown, respectively, in Note 9 – Investments in Unconsolidated Joint Ventures and in Note 23 – Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report) as of the end of each fiscal quarter cannot exceed the sum of (a) $104.8 million and (b) 20% of consolidated tangible net worth. Further, the Credit Facility does not permit our borrowing base indebtedness, which is the aggregate principal amount of our outstanding indebtedness for borrowed money and non-collateralized financial letters of credit, to be greater than our borrowing base (a measure relating to our inventory and unrestricted cash assets).
The covenants and other requirements under the Credit Facility represent the most restrictive provisions that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of November 30, 2019:

Financial Covenants and Other Requirements	Covenant Requirement			Actual
Consolidated tangible net worth	>	$1.64	billion	$2.38	billion
Leverage Ratio	<	.650		.424
Interest Coverage Ratio (a)	>	1.500		3.946
Minimum liquidity (a)	>	$140.7	million	$453.8	million
Investments in joint ventures and non-guarantor subsidiaries	<	$581.4	million	$172.8	million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a		$1.31	billion

(a)
Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of November 30, 2019, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
Our obligations to pay principal, premium, if any, and interest under our senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”). The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. We may also cause other subsidiaries of ours to become Guarantor Subsidiaries if we believe it to be in our or the relevant subsidiary’s best interests. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 23 – Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Unless there is a default under the Credit Facility, there are no agreements that restrict our payment of dividends.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2019, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $7.9 million, secured primarily by the underlying property, which had an aggregate carrying value of $29.2 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In July 2019, Moody’s Investor Service upgraded our corporate rating to Ba3 from B1, and changed the rating outlook to stable from positive. In January 2020, Standard and Poor’s Financial Services upgraded our credit rating to BB from BB-, and changed the rating outlook to stable from positive.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Years Ended November 30,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$251,042	$221,512	$513,219
Investing activities	(40,944)	(20,107)	(15,744)
Financing activities	(330,359)	(347,147)	(369,614)
Net increase (decrease) in cash and cash equivalents	$(120,261)	$(145,742)	$127,861

Operating Activities. Operating activities provided net cash of $251.0 million in 2019 and $221.5 million in 2018. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.
Net cash provided by operating activities in 2019 mainly reflected net income of $268.8 million and a net decrease in receivables of $44.4 million, partly offset by a net increase in inventories of $165.3 million and a net decrease in accounts payable, accrued expenses and other liabilities of $40.6 million. Net cash provided by operating activities in 2018 primarily reflected net income of $170.4 million adjusted for various non-cash items, including a net decrease of $191.8 million in our deferred tax assets, and a net increase in accounts payable, accrued expenses and other liabilities of $126.7 million, partly offset by a net increase in inventories of $270.1 million and a net increase in receivables of $49.8 million.
Investing Activities. Investing activities used net cash of $40.9 million in 2019 and $20.1 million in 2018. Our uses of cash in 2019 included $40.5 million for net purchases of property and equipment and $11.3 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by $5.8 million of proceeds from the sale of a building and a $5.0 million return of investments in unconsolidated joint ventures. In 2019, our net purchases of property and equipment increased from the previous year, primarily reflecting our adoption of ASC 606, as discussed in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report. In 2018, the net cash used in investing activities included $22.7 million for contributions to unconsolidated joint ventures and $7.4 million for net purchases of property and equipment. These uses of cash were partially offset by a $9.9 million return of investments in unconsolidated joint ventures.
Financing Activities. Financing activities used net cash of $330.4 million in 2019 and $347.1 million in 2018. In 2019, net cash was used for our total repayment of $980.0 million in aggregate principal amount of our 8.00% Senior Notes due 2020, 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”) and 4.75% senior notes due 2019 (“4.75% Senior Notes due 2019”), payments on mortgages and land contracts due to land sellers and other loans of $41.1 million, dividend payments on our common stock of $20.4 million, and tax payments associated with stock-based compensation awards of $7.3 million. The cash used was partially offset by cash provided by our public offering of $300.0 million in aggregate principal amount of 4.80% senior notes due 2029 (“4.80% Senior Notes due 2029”), concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% senior notes due 2027 (“6.875% Senior Notes due 2027”) and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% senior notes due 2023 (“7.625% Senior Notes due 2023”), and $30.5 million of issuances of common stock under employee stock plans.
In 2018, net cash was used for the repayment of $300.0 million in aggregate principal amount of our 7 1/4% senior notes due 2018 (“7 1/4% Senior Notes due 2018”), repurchases of shares of our common stock at a total cost of $35.0 million, payments on mortgages and land contracts due to land sellers and other loans of $14.8 million, dividend payments on our common stock of $8.9 million and tax payments associated with stock-based compensation awards of $8.5 million. The cash used was partly offset by $20.0 million of issuances of common stock under employee stock plans.
Our board of directors declared quarterly cash dividends of $.025 per share of common stock in both the 2019 first and second quarters. In the 2019 third quarter, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.090 per share, and declared quarterly cash dividends at the new rate in the 2019 third and fourth quarters. Our board of directors declared four quarterly cash dividends of $.025 per share of common stock in 2018. Cash dividends declared and paid during the years ended November 30, 2019 and 2018 totaled $.23 and $.10 per share of common stock, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Share Repurchase Program. In May 2018, our board of directors authorized us to repurchase a total of up to 4,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 1,627,000 shares that remained under a prior board-approved share repurchase program. In 2018, we repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. We did not repurchase any of our common stock under this authorization in 2019. The amount and timing of shares purchased under the remaining share repurchase authorization are subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  The remaining share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors.

Unrelated to the common stock repurchase program, as further discussed in Note 18 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, our board of directors authorized in 2014 the repurchase of no more than 680,000 shares of our outstanding common stock solely as necessary for director compensation elections with respect to settling outstanding stock appreciation rights awards (“Director Plan SARs”) granted under our Non-Employee Directors Compensation Plan (“Director Plan”). As of November 30, 2019, we have not repurchased any shares pursuant to the board of directors authorization.
We believe we have adequate capital resources and sufficient access to the credit and capital markets and external financing sources to satisfy our current and reasonably anticipated long-term requirements for funds to acquire assets and land, to use and/or develop acquired assets and land, to construct homes, to finance our financial services operations and to meet other needs in the ordinary course of our business. In addition to acquiring and/or developing land that meets our investment return standards, in 2020, we may use or redeploy our cash resources or cash borrowings under the Credit Facility to support other business purposes that are aligned with our primary strategic growth goals. We may also arrange or engage in capital markets, bank loan, project debt or other financial transactions. These transactions may include repurchases from time to time of our outstanding common stock. They may also include repurchases from time to time of our outstanding senior notes or other debt through redemptions, tender offers, exchange offers, private exchanges, open market or private purchases or other means, as well as potential new issuances of equity or senior or convertible senior notes or other debt through public offerings, private placements or other arrangements to raise or access additional capital to support our current land and land development investment targets, to complete strategic transactions and for other business purposes and/or to effect repurchases or redemptions of our outstanding senior notes or other debt. The amounts involved in these transactions, if any, may be material. As necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such transactions, however, may be constrained by economic, capital, credit and/or financial market conditions, investor interest and/or our current leverage ratios, and we can provide no assurance of the success or costs of any such transactions.
OFF-BALANCE SHEET ARRANGEMENTS
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. At November 30, 2019 and 2018, one of our unconsolidated joint ventures had outstanding secured debt totaling $40.7 million and $18.0 million, respectively, under a construction loan agreement with a third-party lender to finance its land development activities. The outstanding debt is secured by the underlying property and related project assets and is non-recourse to us. While the secured debt is scheduled to mature in February 2020, the loan agreement provides for two-12 month extensions beyond this date. We anticipate executing the first extension in the 2020 first quarter. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2019 or 2018. While we and our partner in the unconsolidated joint venture that has the outstanding construction loan agreement at November 30, 2019 provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we had under land option contracts and other similar contracts at November 30, 2019, we estimate the remaining purchase price to be paid would be as follows: 2020 – $912.1 million; 2021 – $204.4 million; 2022 – $83.1 million; 2023 – $25.3 million; 2024 – $42.9 million; and thereafter – $80.5 million.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents our future cash requirements under contractual obligations as of November 30, 2019 (in millions):

	Payments due by Period
	Total	2020	2021-2022	2023-2024	Thereafter
Contractual obligations:
Long-term debt	$1,757.9	$7.9	$800.0	$350.0	$600.0
Interest	553.0	121.5	224.5	83.4	123.6
Operating lease obligations	37.2	9.7	13.6	8.1	5.8
Inventory-related obligations (a)	29.1	5.3	8.9	1.5	13.4
Total	$2,377.2	$144.4	$1,047.0	$443.0	$742.8

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

As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $793.9 million of performance bonds and $34.7 million of letters of credit outstanding at November 30, 2019. At November 30, 2018, we had $689.3 million of performance bonds and $28.0 million of letters of credit outstanding.
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
Homebuilding Revenue Recognition. We recognize homebuilding revenue in accordance with ASC 606 by applying the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy a performance obligation.
Our home sale transactions are made pursuant to contracts under which we typically have a single performance obligation to deliver a completed home to the homebuyer when closing conditions are met. Revenues from home sales are recognized when we have satisfied the performance obligation within the sales contract, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date. Little to no estimation is involved in recognizing such revenues.
Land sale transactions are made pursuant to contracts under which we typically have a performance obligation(s) to deliver specified land parcels to the buyer when closing conditions are met. We evaluate each land sale contract to determine our performance obligation(s) under the contract, including whether we have a distinct promise to perform post-closing land development work that is material within the context of the contract, and use objective criteria to determine our completion of the applicable performance obligation(s), whether at a point in time or over time. Revenues from land sales are recognized when we have satisfied the performance obligation(s) within the sales contract, which is generally when title to and possession of the land and the risks and rewards of ownership are transferred to the land buyer on the closing date. In instances where we have a distinct and material performance obligation(s) within the context of a land sale contract to perform land development work after the closing date, a portion of the transaction price under the contract is allocated to such performance obligation(s) and is recognized as revenue over time based upon our estimated progress toward the satisfaction of the performance obligation(s). We generally measure our progress based on our costs incurred relative to the total costs expected to satisfy the performance obligation(s). Certain land sale contracts may require management judgment in determining the appropriate revenue recognition, but the impact of such transactions is generally immaterial.
Inventories and Cost of Sales. Housing and land inventories are stated at cost, unless the carrying value is determined not to be recoverable, in which case the affected inventories are written down to fair value or fair value less associated costs to sell. Fair value is determined based on estimated future net cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques. Due to uncertainties in the estimation process and other factors beyond our control, it is possible that actual results could differ from those estimated. Other than model homes, our inventories typically do not consist of completed unsold homes. However, as discussed above in Item 1 – Business, we have unsold completed or partially completed homes in our inventory.
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
The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2019	2018	2017
Inventory impairments:
Number of communities or land parcels evaluated for recoverability (a)	40	57	51
Carrying value of communities or land parcels evaluated for recoverability (a)	$326,255	$356,100	$456,875
Number of communities or land parcels written down to fair value	8	13	10
Pre-impairment carrying value of communities or land parcels written down to fair value	$41,160	$70,156	$58,962
Inventory impairment charges	(14,031)	(26,104)	(20,605)
Post-impairment fair value	$27,129	$44,052	$38,357
Land option contract abandonments charges	$3,260	$2,890	$4,627

(a)
As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during the years ended November 30, 2019, 2018 and 2017 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period are counted only once for each applicable year. In 2019,

2018 and 2017, the inventory impairment charges reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
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
We record an inventory impairment charge on a community or land parcel that is active or held for future development when indicators of potential impairment exist and the carrying value of the real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily determined based on the estimated future net cash flows discounted for inherent risk associated with each such asset, or other valuation techniques. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected real estate asset and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and volume of homes delivered. The discount rates used in our estimated discounted cash flows ranged from 17% in 2019, 17% - 19% in 2018, and 17% - 18% during 2017. The discount rates we used were impacted by one or more of the following at the time the calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located.
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
As of November 30, 2019, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $115.6 million, representing 19 communities and various other land parcels. As of November 30, 2018, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $156.1 million, representing 22 communities and various other land parcels.
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
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2019 within five years. The following table presents as of November 30, 2019 and 2018, respectively, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
2019	$1,918.1	52%	$1,555.3	42%	$210.7	5%	$20.5	1%	$3,704.6
2018	1,968.7	55	1,304.4	36	271.0	8	38.7	1	3,582.8
The inventory balances in the 0-2 years and 3-5 years categories were located throughout all of our homebuilding reporting segments, though mostly in our West Coast and Central segments. These categories collectively represented 94% of our total inventories as of November 30, 2019, compared to 91% as of November 30, 2018. The inventory balances in the 6-10 years and greater than 10 years categories were primarily located in our West Coast, Southwest and Central segments, and together totaled $231.2 million at November 30, 2019, compared to $309.7 million at November 30, 2018. The year-over-year decrease was primarily related to our decisions to accelerate the overall timing for selling, building and delivering homes through community reactivations, and generally favorable market conditions. The inventories in the 6-10 years and greater than 10 years categories were generally comprised of land held for future development and active, multi-phase communities with large remaining land positions.
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
We believe that the carrying value of our inventory balance as of November 30, 2019 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
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
The projection of losses related to these liabilities requires the use of actuarial assumptions. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. A 10% increase in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in increases of approximately $28.5 million in our liability and approximately $17.1 million in our receivable as of November 30, 2019, and additional expense of approximately $11.4 million for 2019. A 10% decrease in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in decreases of approximately $25.9 million in our liability and approximately $8.4 million in our receivable as of November 30, 2019, and a reduction to expense of approximately $17.5 million for 2019.
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
Legal Matters Accruals. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing the probability of losses and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third-party claimants, regulatory agencies, mediators, arbitrators, responsible third parties and/or courts, as the case may be. Recorded contingent liabilities are based on the most recent information available and actual losses in any future period are inherently uncertain. If future adjustments to estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges during the period in which the actual loss or change in estimate occurred. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility the ultimate loss will materially exceed the recorded liability. While we cannot predict the outcome of pending legal matters with certainty, we do not believe any currently identified claim or proceeding, either individually or in aggregate, will have a material impact on our results of operations, financial position or cash flows.
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
Income Taxes. As discussed in Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements in this report, we evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. This evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and conditions in the housing market and the broader economy. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related deferred tax assets become deductible. The value of our deferred tax assets in our consolidated balance sheets depends on applicable income tax rates. We base our estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, we also base this estimate on business plan forecasts and other expectations about future outcomes. Changes in positive and negative evidence, including differences between our future operating results and estimates, could result in the establishment of an additional valuation allowance against our deferred tax assets. Accounting for deferred taxes is based upon estimates of future results. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated financial statements. Also, changes in existing federal and state tax laws and corporate income tax rates could affect future tax results and the realization of deferred tax assets over time.
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
OUTLOOK
We believe long-term housing market fundamentals remain positive, including robust employment, a generally favorable economic environment and a relatively constrained supply of homes available for sale. We believe our highly customer-centric, personalized approach to homebuilding and operational capabilities will enable us to effectively adapt to evolving buyer preferences and needs and, together with an expected year-over-year increase in community count, help drive our business in 2020, subject to market conditions, as discussed below.

Our present 2020 outlook is as follows:
2020 First Quarter –

•
We expect to generate housing revenues in the range of $910 million to $970 million, an increase from $798.2 million in 2019, and anticipate our average selling price to be approximately $375,000, representing a slight increase compared to the year-earlier period.

•	We expect our homebuilding operating income margin to be in the range of 4.9% to 5.3%, assuming no inventory-related charges, up from 4.3% for the year-earlier quarter.

◦	We expect our housing gross profit margin to be in the range of 17.8% to 18.2%, assuming no inventory-related charges, compared to 17.6% for the corresponding 2019 quarter.

◦	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 12.7% to 13.1%, an improvement from the 2019 first quarter ratio of 13.4%.

•
We expect the effective tax rate will be approximately 20%, including an expected favorable impact from federal energy tax credits for building energy-efficient homes. The effective tax rate for the prior year quarter was 13%.

•	We expect our average community count to be up in the mid-single digit range from the 2019 first quarter.

•	We expect our net order growth to increase between 15% to 25% compared to the year-earlier period.
2020 Full Year –

•
We expect our housing revenues to be in the range of $4.90 billion to $5.30 billion, an increase from $4.51 billion in 2019, and anticipate our average selling price to be in the range of $380,000 to $400,000, an increase of up to 5% from 2019.

•	We expect our homebuilding operating income margin to be in the range of 7.9% to 8.5%, assuming no inventory-related charges, compared to 7.7% for 2019.

◦	We expect our housing gross profit margin to be in the range of 18.7% to 19.3%, assuming no inventory-related charges, compared to 18.7% for 2019.

◦	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.5% to 11.1%, compared to 11.0% in the prior year.

•	We expect the effective tax rate will be approximately 23%, including an expected favorable impact from federal energy tax credits. The effective tax rate for 2019 was 23%.

•	We expect our average community count to be up in the low- to mid-single digit range from 2019.

•	We expect our return on equity to improve by more than 100 basis points from 12.2% for 2019.

•	We expect our debt to capital ratio to be below 40%, compared to 42.3% in 2019.
We believe we are well positioned for 2020 due to, among other things, our planned new home community openings, investments in land and land development and current positive economic and demographic trends, to varying degrees, in many of our served markets. However, our industry continues to experience labor constraints and volatile raw material prices, exacerbated by U.S. trade policies, including tariffs and duties imposed on homebuilding materials and products. If these issues continue for an extended period, or worsen in 2020, our business and ability to generate positive growth would be negatively impacted.
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

•
government actions, policies, programs and regulations directed at or affecting the housing market (including the tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities;

•	changes in existing tax laws or enacted corporate income tax rates, including those resulting from regulatory guidance and interpretations issued with respect thereto;

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

•	our operational and investment concentration in markets in California;

•	consumer interest in our new home communities and products, particularly from first-time homebuyers and higher-income consumers;

•	our ability to generate orders and convert our backlog of orders to home deliveries and revenues, particularly in key markets in California;

•	our ability to successfully implement our Returns-Focused Growth Plan and other business strategies and achieve any associated financial and operational targets and objectives;

•	income tax expense volatility associated with stock-based compensation;

•	the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services;

•	the performance of mortgage lenders to our homebuyers;

•	the performance of KBHS;

•	information technology failures and data security breaches; and

•	other events outside of our control.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of November 30, 2019 and 2018 (dollars in thousands):

	As of November 30, 2019 and for the Years Ending November 30,							Fair Value at November 30, 2019
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt
Fixed Rate	$—	$—	$800,000	$350,000	$—	$600,000	$1,750,000	$1,921,563
Weighted Average Effective Interest Rate	—%	—%	7.4%	7.5%	—%	6.0%	7.0%

	As of November 30, 2018 and for the Years Ending November 30,							Fair Value at November 30, 2018
	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt
Fixed Rate	$630,000	$350,000	$—	$800,000	$250,000	$—	$2,030,000	$2,082,863
Weighted Average Effective Interest Rate	3.9%	8.5%	—%	7.4%	7.8%	—%	6.6%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2019	2018	2017
Total revenues	$4,552,747	$4,547,002	$4,368,529
Homebuilding:
Revenues	$4,537,658	$4,533,795	$4,356,265
Construction and land costs	(3,708,928)	(3,743,920)	(3,646,468)
Selling, general and administrative expenses	(497,350)	(444,154)	(426,394)
Operating income	331,380	345,721	283,403
Interest income	2,158	3,514	1,240
Interest expense	—	—	(622)
Equity in income (loss) of unconsolidated joint ventures	(1,549)	2,066	(1,409)
Loss on early extinguishment of debt	(6,800)	—	(5,685)
Homebuilding pretax income	325,189	351,301	276,927
Financial services:
Revenues	15,089	13,207	12,264
Expenses	(4,333)	(3,844)	(3,430)
Equity in income of unconsolidated joint ventures	12,230	7,301	4,234
Financial services pretax income	22,986	16,664	13,068
Total pretax income	348,175	367,965	289,995
Income tax expense	(79,400)	(197,600)	(109,400)
Net income	$268,775	$170,365	$180,595
Earnings per share:
Basic	$3.04	$1.93	$2.09
Diluted	$2.85	$1.71	$1.85
Weighted average shares outstanding:
Basic	87,996	87,773	85,842
Diluted	93,838	101,059	98,316
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended November 30,
	2019	2018	2017
Net income	$268,775	$170,365	$180,595
Other comprehensive income (loss):
Postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the period	(10,268)	8,216	(3,143)
Amortization of net actuarial loss	218	336	142
Amortization of prior service cost	1,556	1,556	1,556
Settlement loss	356	—	—
Other comprehensive income (loss) before tax	(8,138)	10,108	(1,445)
Income tax benefit (expense) related to items of other comprehensive income (loss)	2,197	(2,749)	578
Other comprehensive income (loss), net of tax	(5,941)	7,359	(867)
Comprehensive income	$262,834	$177,724	$179,728
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2019	2018
Assets
Homebuilding:
Cash and cash equivalents	$453,814	$574,359
Receivables	249,055	292,830
Inventories	3,704,602	3,582,839
Investments in unconsolidated joint ventures	57,038	61,960
Property and equipment, net	65,043	24,283
Deferred tax assets, net	364,493	441,820
Other assets	83,041	83,100
	4,977,086	5,061,191
Financial services	38,396	12,380
Total assets	$5,015,482	$5,073,571

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$262,772	$258,045
Accrued expenses and other liabilities	618,783	666,268
Notes payable	1,748,747	2,060,263
	2,630,302	2,984,576
Financial services	2,058	1,495
Stockholders’ equity:
Preferred stock — $1.00 par value; 10,000,000 shares authorized; none issued	—	—
Common stock — $1.00 par value; 290,000,000 shares authorized at November 30, 2019 and 2018; 121,592,978 and 119,195,914 shares issued at November 30, 2019 and 2018, respectively	121,593	119,196
Paid-in capital	793,954	753,570
Retained earnings	2,157,183	1,897,168
Accumulated other comprehensive loss	(15,506)	(9,565)
Grantor stock ownership trust, at cost: 7,630,582 and 8,157,235 shares at November 30, 2019 and 2018, respectively	(82,758)	(88,472)
Treasury stock, at cost: 24,355,845 and 24,113,487 shares at November 30, 2019 and 2018, respectively	(591,344)	(584,397)
Total stockholders’ equity	2,383,122	2,087,500
Total liabilities and stockholders’ equity	$5,015,482	$5,073,571
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2019, 2018 and 2017
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2016	116,224	(9,432)	(21,720)	$116,224	$696,938	$1,563,742	$(16,057)	$(102,300)	$(535,402)	$1,723,145
Net income	—	—	—	—	—	180,595	—	—	—	180,595
Other comprehensive loss, net of tax	—	—	—	—	—	—	(867)	—	—	(867)
Dividends on common stock	—	—	—	—	—	(8,642)	—	—	—	(8,642)
Employee stock options/other	1,652	—	—	1,652	22,468	—	—	—	—	24,120
Stock awards	70	534	28	70	(6,556)	—	—	5,791	695	—
Stock-based compensation	—	—	—	—	14,633	—	—	—	—	14,633
Tax payments associated with stock-based compensation awards	—	—	(329)	—	—	—	—	—	(6,673)	(6,673)
Balance at November 30, 2017	117,946	(8,898)	(22,021)	117,946	727,483	1,735,695	(16,924)	(96,509)	(541,380)	1,926,311
Net income	—	—	—	—	—	170,365	—	—	—	170,365
Other comprehensive income, net of tax	—	—	—	—	—	—	7,359	—	—	7,359
Dividends on common stock	—	—	—	—	—	(8,892)	—	—	—	(8,892)
Employee stock options/other	1,196	—	—	1,196	18,815	—	—	—	—	20,011
Stock awards	54	741	48	54	(8,589)	—	—	8,037	498	—
Stock-based compensation	—	—	—	—	15,861	—	—	—	—	15,861
Stock repurchases	—	—	(1,806)	—	—	—	—	—	(35,039)	(35,039)
Tax payments associated with stock-based compensation awards	—	—	(334)	—	—	—	—	—	(8,476)	(8,476)
Balance at November 30, 2018	119,196	(8,157)	(24,113)	119,196	753,570	1,897,168	(9,565)	(88,472)	(584,397)	2,087,500
Cumulative effect of adoption of ASC 606	—	—	—	—	—	11,610	—	—	—	11,610
Net income	—	—	—	—	—	268,775	—	—	—	268,775
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,941)	—	—	(5,941)
Dividends on common stock	—	—	—	—	—	(20,370)	—	—	—	(20,370)
Employee stock options/other	2,341	—	—	2,341	28,183	—	—	—	—	30,524
Stock awards	56	526	27	56	(6,111)	—	—	5,714	341	—
Stock-based compensation	—	—	—	—	18,312	—	—	—	—	18,312
Tax payments associated with stock-based compensation awards	—	—	(270)	—	—	—	—	—	(7,288)	(7,288)
Balance at November 30, 2019	121,593	(7,631)	(24,356)	$121,593	$793,954	$2,157,183	$(15,506)	$(82,758)	$(591,344)	$2,383,122
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2019	2018	2017
Cash flows from operating activities:
Net income	$268,775	$170,365	$180,595
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(10,681)	(9,367)	(2,825)
Distributions of earnings from unconsolidated joint ventures	6,450	9,047	—
Amortization of discounts, premiums and issuance costs	4,426	6,232	6,573
Depreciation and amortization	27,158	2,530	2,791
Deferred income taxes	73,303	191,817	105,348
Loss on early extinguishment of debt	6,800	—	5,685
Excess tax benefits from stock-based compensation	—	—	(958)
Stock-based compensation	18,312	15,861	14,633
Inventory impairments and land option contract abandonments	17,291	28,994	25,232
Changes in assets and liabilities:
Receivables	44,428	(49,778)	(12,508)
Inventories	(165,347)	(270,126)	126,085
Accounts payable, accrued expenses and other liabilities	(40,583)	126,710	66,594
Other, net	710	(773)	(4,026)
Net cash provided by operating activities	251,042	221,512	513,219
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(11,290)	(22,671)	(18,694)
Return of investments in unconsolidated joint ventures	5,001	9,934	11,035
Proceeds from sale of building	5,804	—	—
Purchases of property and equipment, net	(40,459)	(7,370)	(8,085)
Net cash used in investing activities	(40,944)	(20,107)	(15,744)
Cash flows from financing activities:
Proceeds from issuance of debt	705,250	—	—
Repayment of senior notes	(986,231)	(300,000)	(270,326)
Payment of issuance costs	(11,128)	—	(1,711)
Borrowings under revolving credit facility	610,000	70,000	—
Repayments under revolving credit facility	(610,000)	(70,000)	—
Payments on mortgages and land contracts due to land sellers and other loans	(41,116)	(14,751)	(106,382)
Issuance of common stock under employee stock plans	30,524	20,011	23,162
Excess tax benefits from stock-based compensation	—	—	958
Stock repurchases	—	(35,039)	—
Tax payments associated with stock-based compensation awards	(7,288)	(8,476)	(6,673)
Payments of cash dividends	(20,370)	(8,892)	(8,642)
Net cash used in financing activities	(330,359)	(347,147)	(369,614)
Net increase (decrease) in cash and cash equivalents	(120,261)	(145,742)	127,861
Cash and cash equivalents at beginning of year	575,119	720,861	593,000
Cash and cash equivalents at end of year	$454,858	$575,119	$720,861
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
Operations. KB Home is a builder of attached and detached single-family residential homes, townhomes and condominiums. As of November 30, 2019, we conducted ongoing operations in Arizona, California, Colorado, Florida, Nevada, North Carolina, Texas and Washington. We also offer various insurance products to our homebuyers in the same markets where we build homes, and provide title services in the majority of our markets located within our Southwest, Central and Southeast homebuilding reporting segments. Since June 2017, we have been providing mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, an unconsolidated joint venture we formed with Stearns.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $302.5 million at November 30, 2019 and $385.2 million at November 30, 2018. At November 30, 2019 and 2018, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Receivables. Receivables are evaluated for collectibility at least quarterly, and allowances for potential losses are established or maintained on applicable receivables when collection is considered doubtful, taking into account historical experience, prevailing economic conditions and other relevant information.
Property and Equipment and Depreciation. Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows: computer software and equipment – two to five years; model furnishings and sales office improvements – two to three years; office furniture and equipment – three to ten years; and leasehold improvements – life of the lease. Repair and maintenance costs are expensed as incurred. Depreciation expense totaled $27.2 million in 2019, $2.5 million in 2018 and $2.8 million in 2017.
Homebuilding Operations. We recognize homebuilding revenue in accordance with ASC 606 by applying the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy a performance obligation.
Our home sale transactions are made pursuant to contracts under which we typically have a single performance obligation to deliver a completed home to the homebuyer when closing conditions are met. Revenues from home sales are recognized when we have satisfied the performance obligation within the sales contract, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date. Under our home sale contracts, we typically receive an initial cash deposit from the homebuyer at the time the sales contract is executed and receive the remaining consideration to which we are entitled, through a third-party escrow agent, at closing. Customer deposits related to sold but undelivered homes totaled $22.4 million and $19.5 million at November 30, 2019 and November 30, 2018, respectively, and are included in accrued expenses and other liabilities.
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
Inventories. Housing and land inventories are stated at cost, unless the carrying value is determined not to be recoverable, in which case the affected inventories are written down to fair value or fair value less associated costs to sell. Real estate assets, such as our housing and land inventories, are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by comparing the carrying value of an asset to the undiscounted future net cash flows expected to be generated by the asset. These impairment evaluations are significantly impacted by estimates for the amounts and timing of future revenues, costs and expenses, and other factors. If the carrying value of a real estate asset is determined not to be recoverable, the impairment charge to be recognized is measured by the amount by which the carrying value of the affected asset exceeds its estimated fair value. For land held for sale, if the fair value less associated costs to sell exceeds the asset’s carrying value, no impairment charge is recognized.
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
Financial Services Operations. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. Revenues from title services are recognized when policies are issued, which generally occurs at the time each applicable home sale is closed. We receive commissions from various third-party insurance carriers for arranging for the carriers to provide homeowner and other insurance policies for our homebuyers that elect to obtain such coverage. In addition, each time a homebuyer renews their insurance policy with the insurance carrier, we receive a renewal commission. Revenues from insurance commissions are recognized when the insurance carrier issues an initial insurance policy to our homebuyer, which generally occurs at the time each applicable home sale is closed. As our performance obligations for policy renewal commissions are satisfied upon issuance of the initial insurance policy, insurance commissions for renewals are considered variable consideration under ASC 606. Accordingly, we estimate the probable future renewal commissions when an initial policy is issued and record a corresponding contract asset and insurance commission revenues. We estimate the amount of variable consideration based on historical renewal trends and constrain the estimate such that it is probable that a significant reversal of cumulative recognized revenue will not occur. We also consider the likelihood and magnitude of a potential future reversal of revenue and update our assessment at the end of each reporting period. The contract assets for estimated future renewal commissions are included in other assets within our financial services reporting segment and totaled $20.6 million at November 30, 2019. Contract assets totaling $19.7 million were recognized on December 1, 2018 in connection with the adoption of ASC 606.
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
Advertising Costs. We expense advertising costs as incurred. We incurred advertising costs of $43.6 million in 2019, $37.3 million in 2018 and $34.4 million in 2017.
Legal Fees. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized to inventories in our consolidated balance sheets as incurred. We expensed legal fees of $16.7 million in 2019, $12.4 million in 2018 and $14.0 million in 2017.
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
Accumulated Other Comprehensive Loss. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2019 and 2018 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss related to our benefit plan obligations. Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured.
Earnings Per Share. We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at November 30, 2019, 2018 or 2017.
Adoption of New Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of excess tax benefits on the statement of cash flows, treatment of forfeitures, and statutory withholding requirements. We adopted this guidance effective December 1, 2017. ASU 2016-09 requires excess tax benefits and deficiencies from stock-based compensation awards to be recognized prospectively in our consolidated statements of operations as a component of income tax expense, whereas these items were previously recorded in paid-in capital in our consolidated balance sheets. This guidance also requires excess tax benefits to be classified within operating activities in the consolidated statements of cash flows. We previously recognized excess tax benefits as a cash inflow from financing activities and a corresponding cash outflow from operating activities. In connection with the adoption of this guidance, we elected to continue to estimate forfeitures in calculating our stock-based compensation expense, rather than account for forfeitures as they occur. The impact of recognizing excess tax benefits and deficiencies in our consolidated statements of operations resulted in reductions in our income tax expense of $5.3 million for 2019 and $1.0 million for 2018. The remaining aspects of adopting this guidance did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue guidance in Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific revenue and cost guidance in the accounting standards codification, including some cost guidance related to construction-type and production-type contracts. ASU 2014-09 and its related amendments collectively resulted in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
On December 1, 2018, we adopted ASC 606, using the modified retrospective method applied to contracts that were not completed as of the adoption date. Results for reporting periods beginning December 1, 2018 and after are presented under ASC 606, while results for prior reporting periods have not been adjusted and continue to be presented under the accounting guidance in effect for those periods. We recorded the following cumulative effect adjustment to increase beginning retained earnings as of December 1, 2018 (in thousands):

Balance Sheet	Balance at November 30, 2018	Adjustments due to ASC 606	Balance at December 1, 2018
Assets
Homebuilding:
Inventories	$3,582,839	$(35,288)	$3,547,551
Property and equipment, net	24,283	31,194	55,477
Deferred tax assets, net	441,820	(4,024)	437,796
Financial services	12,380	19,728	32,108
Stockholders’ equity:
Retained earnings	1,897,168	11,610	1,908,778

Within our homebuilding operations, ASC 606 impacted the classification and timing of recognition in our consolidated financial statements of certain community sales office and other marketing- and model home-related costs, which we previously capitalized to inventories and amortized through construction and land costs with each home delivered in a community. With our adoption of ASC 606, these costs are capitalized to property and equipment and depreciated to selling, general and administrative expenses, or expensed to selling, general and administrative expenses as incurred. Upon adopting ASC 606, we reclassified these community sales office and other marketing- and model home-related costs and related accumulated amortization from inventories to either property and equipment, net or retained earnings in our consolidated balance sheet. As a result of the change in the classification of certain community sales office and other marketing- and model home-related costs from inventories to property and equipment, net, these costs are presented as a cash outflow from investing activities in our consolidated statements of cash flows under ASC 606. Previously, such costs were classified as a cash outflow from operating activities. Forfeited deposits related to cancelled home sale and land sale contracts, which were previously reflected as other income within selling, general and administrative expenses, are included in homebuilding revenues under ASC 606.
Within our financial services operations, ASC 606 impacted the timing of recognition in our consolidated financial statements of insurance commissions for insurance policy renewals. We previously recognized such insurance commissions as revenue when policies were renewed. With our adoption of ASC 606, insurance commissions for future policy renewals are estimated and recognized as revenue when the insurance carrier issues an initial insurance policy to our homebuyer, which generally occurs at the time each applicable home sale is closed. Upon adopting ASC 606, we recognized contract assets for the estimated future renewal commissions related to existing insurance policies as of December 1, 2018.
There were no significant changes to our business processes or internal control over financial reporting as a result of adopting ASC 606.
The impacts of adopting ASC 606 on our consolidated statements of operations for the year ended November 30, 2019 and consolidated balance sheet as of November 30, 2019 were as follows (in thousands, except per share amounts):

	Year ended November 30, 2019
Statement of Operations	As Reported	Amounts without the Adoption of ASC 606	Effect of Change Higher/(Lower)
Homebuilding:
Revenues	$4,537,658	$4,534,716	$2,942
Construction and land costs	(3,708,928)	(3,740,337)	(31,409)
Selling, general and administrative expenses	(497,350)	(464,105)	33,245
Operating income	331,380	330,274	1,106
Financial services:
Revenues	15,089	14,211	878
Total pretax income	348,175	346,191	1,984
Income tax expense	(79,400)	(78,900)	500
Net income	268,775	267,291	1,484
Diluted earnings per share	2.85	2.85	—

	As of November 30, 2019
Balance Sheet	As Reported	Amounts without the Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Homebuilding:
Inventories	$3,704,602	$3,746,567	$(41,965)
Deferred tax assets, net	364,493	369,017	(4,524)
Property and equipment, net	65,043	26,067	38,976
Financial services	38,396	17,790	20,606
Stockholders’ equity:
Retained earnings	2,157,183	2,144,090	13,093

Disaggregation of Revenues. Our homebuilding operations accounted for 99.7% of our total revenues for the year ended November 30, 2019, with most of those revenues generated from home sale contracts with customers. Due to the nature of our revenue-generating activities, we believe the disaggregation of revenues as reported in our consolidated statement of operations, and as disclosed by homebuilding reporting segment in Note 2 – Segment Information and for our financial services reporting segment in Note 3 – Financial Services, fairly depicts how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.

Recent Accounting Pronouncements Not Yet Adopted. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases. Under this guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to previous lease accounting guidance. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for us beginning December 1, 2019. We will adopt ASU 2016-02 and its related amendments (collectively, “ASC 842”) beginning December 1, 2019 using the modified retrospective method. Results for reporting periods beginning December 1, 2019 and after will be presented under ASC 842, while results for prior reporting periods will not be adjusted and will continue to be presented under the accounting guidance in effect for those periods. Upon adoption, we expect to record lease right-of-use assets and lease liabilities of approximately $31.0 million on our consolidated balance sheet for leases with terms of more than 12 months, which are primarily real estate leases for office space and design studios, as well as certain equipment leases. In addition, we plan to record a cumulative effect adjustment to increase beginning retained earnings as of December 1, 2019 by approximately $1.5 million, net of tax, to recognize a previously deferred gain on our sale and leaseback of an office building in 2019. We do not expect the adoption of ASC 842 to have a material impact on our consolidated statements of operations or cash flows.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an incurred loss approach to a new expected credit loss methodology. ASU 2016-13 is effective for us beginning December 1, 2020 (with early adoption permitted). We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the TCJA, and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for us beginning December 1, 2019, and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the TCJA is recognized. We do not expect the adoption of ASU 2018-02 to have a material impact on our consolidated financial statements.
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
As of November 30, 2019, our homebuilding reporting segments conducted ongoing operations in the following states:
West Coast: California and Washington
Southwest: Arizona and Nevada
Central: Colorado and Texas
Southeast: Florida and North Carolina

Our homebuilding reporting segments are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to first-time, first move-up and active adult homebuyers. Our homebuilding operations generate most of their revenues from the delivery of completed homes to homebuyers. They also earn revenues from the sale of land. In 2018, we expanded into the Seattle, Washington market.
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Southwest, Central and Southeast homebuilding reporting segments. In 2019, we also expanded our title services business to include Arizona, Colorado and Nevada. Our financial services segment earns revenues primarily from insurance commissions and from the provision of title services.

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Years Ended November 30,
	2019	2018	2017
Revenues:
West Coast	$1,912,146	$2,085,328	$2,186,411
Southwest	764,816	707,075	533,052
Central	1,267,892	1,239,305	1,188,839
Southeast	592,804	502,087	447,963
Total	$4,537,658	$4,533,795	$4,356,265

Pretax income (loss):
West Coast	$178,078	$240,337	$217,649
Southwest	111,016	91,017	45,540
Central	126,304	117,609	116,098
Southeast	18,550	7,624	(509)
Corporate and other	(108,759)	(105,286)	(101,851)
Total	$325,189	$351,301	$276,927

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(851)	$(966)	$(1,770)
Southwest	(697)	3,033	362
Central	—	—	—
Southeast	(1)	(1)	(1)
Total	$(1,549)	$2,066	$(1,409)

Inventory impairment and land option contract abandonment charges:
West Coast	$15,567	$20,381	$16,707
Southwest	408	432	3,445
Central	848	2,558	846
Southeast	468	5,623	4,234
Total	$17,291	$28,994	$25,232

	November 30,
	2019	2018
Inventories:
West Coast	$1,795,088	$1,727,993
Southwest	629,811	598,374
Central	889,179	865,184
Southeast	390,524	391,288
Total	$3,704,602	$3,582,839

Investments in unconsolidated joint ventures:
West Coast	$51,740	$56,128
Southwest	2,792	3,327
Central	—	—
Southeast	2,506	2,505
Total	$57,038	$61,960

Assets:
West Coast	$1,925,192	$1,880,516
Southwest	674,310	631,509
Central	1,035,563	1,017,490
Southeast	441,451	463,224
Corporate and other	900,570	1,068,452
Total	$4,977,086	$5,061,191

Note 3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2019	2018	2017
Revenues
Insurance commissions	$8,662	$7,535	$6,991
Title services	6,421	5,672	5,268
Interest income	6	—	5
Total	15,089	13,207	12,264
Expenses
General and administrative	(4,333)	(3,844)	(3,430)
Operating income	10,756	9,363	8,834
Equity in income of unconsolidated joint ventures	12,230	7,301	4,234
Pretax income	$22,986	$16,664	$13,068

	November 30,
	2019	2018
Assets
Cash and cash equivalents	$1,044	$760
Receivables	2,232	2,885
Investments in unconsolidated joint ventures	14,374	8,594
Other assets (a)	20,746	141
Total assets	$38,396	$12,380
Liabilities
Accounts payable and accrued expenses	$2,058	$1,495
Total liabilities	$2,058	$1,495

(a)
Other assets at November 30, 2019 included $20.6 million of contract assets for estimated future renewal commissions due to our adoption of ASC 606 effective December 1, 2018, as described in Note 1 – Summary of Significant Accounting Policies.

On July 9, 2019, the parent company of Stearns, our partner in KBHS, filed a voluntary bankruptcy petition in the United States Bankruptcy Court, Southern District of New York, with Stearns included as a debtor in the case. KBHS was not included in the filing. On October 24, 2019, the court confirmed Stearns’ parent company’s plan of reorganization under which, among other things, one of its largest owners took full control of the reorganized company and invested significant new equity capital in the business. The confirmed plan of reorganization became effective on November 5, 2019. During the pendency of the bankruptcy proceedings, KBHS provided mortgage banking services to our homebuyers consistent with its pre-filing performance and there was no consolidated financial statement impact.

Note 4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2019	2018	2017
Numerator:
Net income	$268,775	$170,365	$180,595
Less: Distributed earnings allocated to nonvested restricted stock	(123)	(51)	(56)
Less: Undistributed earnings allocated to nonvested restricted stock	(1,505)	(927)	(1,121)
Numerator for basic earnings per share	267,147	169,387	179,418
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	541	3,190	2,654
Add: Undistributed earnings allocated to nonvested restricted stock	1,505	927	1,121
Less: Undistributed earnings reallocated to nonvested restricted stock	(1,412)	(805)	(979)
Numerator for diluted earnings per share	$267,781	$172,699	$182,214

	Years Ended November 30,
	2019	2018	2017
Denominator:
Weighted average shares outstanding — basic	87,996	87,773	85,842
Effect of dilutive securities:
Share-based payments	4,415	4,884	4,072
Convertible senior notes	1,427	8,402	8,402
Weighted average shares outstanding — diluted	93,838	101,059	98,316
Basic earnings per share	$3.04	$1.93	$2.09
Diluted earnings per share	$2.85	$1.71	$1.85

The diluted earnings per share calculations for the years ended November 30, 2019, 2018 and 2017 included the dilutive effect of our 1.375% Convertible Senior Notes due 2019 based on the number of days they were outstanding during each period. We repaid these notes at their February 1, 2019 maturity. In 2019, outstanding stock options to purchase a nominal amount of common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. In 2018 and 2017, outstanding stock options to purchase .8 million and 1.6 million shares of common stock, respectively, were excluded from the diluted earnings per share calculations because the effect of their inclusion in each case would be antidilutive. Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

Note 5.	Receivables
Receivables consisted of the following (in thousands):

	November 30,
	2019	2018
Due from utility companies, improvement districts and municipalities (a)	$128,047	$113,434
Recoveries related to self-insurance and other legal claims	80,729	138,261
Refundable deposits and bonds	10,925	14,115
Other	37,846	38,525
Subtotal	257,547	304,335
Allowance for doubtful accounts	(8,492)	(11,505)
Total	$249,055	$292,830

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

Note 6.	Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2019	2018
Homes completed or under construction	$1,340,412	$1,125,152
Land under development	2,213,713	2,219,936
Land held for future development or sale (a)	150,477	237,751
Total	$3,704,602	$3,582,839

(a)	Land held for sale totaled $19.3 million at November 30, 2019 and $9.8 million at November 30, 2018.
Homes completed or under construction is comprised of costs associated with homes completed or in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs. Land development costs also include capitalized interest and real estate taxes. When home construction begins, the associated land acquisition and land development costs are included in homes completed or under construction.
Land held for future development principally reflects land acquisition and land development costs related to land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a particular community by delaying improvements for a period of time to, for instance, allow earlier phases of a long-term, multi-phase community or a neighboring community to generate or extend sales momentum, or for market conditions to improve. In some instances, we may activate or resume development activity for such inventory to accelerate sales and/or our return on investment. We activated assets previously held for future development in certain markets in 2019, 2018 and 2017 as part of our Returns-Focused Growth Plan.
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
During 2019 and 2018, we changed our strategy related to certain land parcels located in improving housing markets where we determined the incremental investment in development to be justified and decided to build and sell homes on these parcels. Such land parcels were classified as either land under development or land held for future development (in the case of later phases of a long-term, multi-phase community) as of November 30, 2019 and 2018. Land held for sale as of November 30, 2019 and 2018 consisted of land parcels that either have been contracted to sell or that we are continuing to actively market and/or intend to sell within one year.
Our interest costs were as follows (in thousands):

	Years Ended November 30,
	2019	2018	2017
Capitalized interest at beginning of year	$209,129	$262,191	$306,723
Interest incurred	143,412	149,698	171,486
Interest expensed	—	—	(622)
Interest amortized to construction and land costs (a)	(156,803)	(202,760)	(215,396)
Capitalized interest at end of year (b)	$195,738	$209,129	$262,191

(a)
Interest amortized to construction and land costs for the years ended November 30, 2019, 2018 and 2017 included $.7 million $4.8 million and $4.9 million, respectively, related to land sales during the periods.

(b)	Capitalized interest amounts reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.

Note 7.	Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future deliveries; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability. We evaluated 40, 57 and 51 communities or land parcels for recoverability during the years ended November 30, 2019, 2018 and 2017, respectively. The carrying value of those communities or land parcels evaluated during the years ended November 30, 2019, 2018 and 2017 was $326.3 million, $356.1 million and $456.9 million, respectively. The communities or land parcels evaluated during 2019, 2018 and 2017 included certain communities or land parcels previously held for future development that were reactivated as part of our efforts to improve our asset efficiency under our Returns-Focused Growth Plan. As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during these years were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period are counted only once for each applicable year. In some cases, we have recognized inventory impairment charges for particular communities or land parcels in multiple years. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. These factors may include recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the years ended November 30, 2019 and 2018, these expectations reflected our experience that, notwithstanding fluctuations in our company-wide net orders, backlog levels, homes delivered and housing gross profit margin during those periods, on a year-over-year basis, conditions in the markets where assessed assets were located were generally stable or improved, with no significant deterioration identified or projected, as to revenue and cost drivers that would prevent or otherwise impact recoverability. Based on this experience, and taking into account the generally healthy conditions in many of our served markets for new home sales, our inventory assessments as of November 30, 2019 considered an expected steady overall sales pace and average selling price performance for 2020 and beyond relative to the pace and performance in recent quarters. Our inventory is assessed for potential impairment on a quarterly basis, and the assumptions used are reviewed and adjusted, as necessary, to reflect the market conditions and trends and our expectations at the time each assessment is performed.
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
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to impaired communities, other than land held for sale, written down to fair value during the years presented:

	Years Ended November 30,
Unobservable Input (a)	2019	2018	2017
Average selling price	$315,000 - $1,045,400	$291,300 - $774,100	$207,100 - $1,576,500
Deliveries per month	1 - 4	2 - 6	1 - 4
Discount rate	17%	17% - 19%	17% - 18%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
Based on the results of our evaluations, we recognized inventory impairment charges of $14.0 million in 2019 related to eight communities with a post-impairment fair value of $27.1 million. In 2018, we recognized inventory impairment charges of $26.1 million related to 13 communities with a post-impairment fair value of $44.1 million. In 2017, we recognized inventory impairment charges of $20.6 million related to 10 communities with a post-impairment fair value of $38.4 million. The impairment charges in 2019, 2018 and 2017 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development. If we change our strategy or if there are changes in market conditions for any given asset, it is possible that we may recognize additional inventory impairment charges.
As of November 30, 2019, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $115.6 million, representing 19 communities and various other land parcels. As of November 30, 2018, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $156.1 million, representing 22 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our investment return standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $3.3 million in 2019, $2.9 million in 2018 and $4.6 million in 2017. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of ten years, and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2019 within five years.

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
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at November 30, 2019 and 2018 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at November 30, 2019 and 2018 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
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
We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of November 30, 2019 and 2018, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2019		November 30, 2018
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$34,595	$823,427	$26,542	$784,334
Other land option contracts and other similar contracts	40,591	600,092	27,288	586,904
Total	$75,186	$1,423,519	$53,830	$1,371,238
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $32.8 million at November 30, 2019 and $46.9 million at November 30, 2018. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $12.2 million at November 30, 2019 and $21.8 million at November 30, 2018.

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
We typically have obtained rights to acquire portions of the land held by the unconsolidated joint ventures in which we currently participate. When an unconsolidated joint venture sells land to our homebuilding operations, we defer recognition of our share of such unconsolidated joint venture’s earnings (losses) until we recognize revenues on the corresponding home sale, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date. At that time, we account for the earnings (losses) as a reduction (increase) to the cost of purchasing the land from the unconsolidated joint venture. We defer recognition of our share of such unconsolidated joint venture losses only to the extent profits are to be generated from the sale of the home to a homebuyer.
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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2019	2018	2017
Revenues	$23,676	$59,418	$47,431
Construction and land costs	(23,659)	(46,288)	(47,459)
Other expenses, net	(2,644)	(2,674)	(4,749)
Income (loss)	$(2,627)	$10,456	$(4,777)

For the years ended November 30, 2019, 2018 and 2017, combined revenues and construction and land costs were generated primarily from land sales. The higher combined revenues and income for 2018 as compared to 2019 and 2017, mainly reflected the sale of land by an unconsolidated joint venture in Arizona, and contingent consideration (profit participation revenues) earned by an unconsolidated joint venture in California.

The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	November 30,
	2019	2018
Assets
Cash	$23,965	$18,567
Receivables	12	9
Inventories	139,536	131,074
Other assets	780	521
Total assets	$164,293	$150,171
Liabilities and equity
Accounts payable and other liabilities	$13,282	$11,374
Notes payable (a)	40,672	17,956
Equity	110,339	120,841
Total liabilities and equity	$164,293	$150,171

(a)
As of November 30, 2019 and 2018, we had investments in five and six unconsolidated joint ventures, respectively, one of which had a construction loan agreement with a third-party lender to finance its land development activities. The outstanding debt is secured by the corresponding underlying property and related project assets and is non-recourse to us. All of the outstanding secured debt at November 30, 2019 is scheduled to mature in February 2020. However, the loan agreement provides for two-12 month extensions beyond this date. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2019 or 2018.

We and our partner in the unconsolidated joint venture that has the above-noted outstanding construction loan agreement at November 30, 2019 provide certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity of the lender from environmental issues. In each instance, our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. As of the date of this report, we were in compliance with the applicable terms of our relevant covenants with respect to the construction loan agreement. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements.

Note 10.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	November 30,
	2019	2018
Computer software and equipment	$27,091	$20,940
Model furnishings and sales office improvements (a)	82,117	—
Leasehold improvements, office furniture and equipment (b)	16,173	23,491
Subtotal	125,381	44,431
Less accumulated depreciation (a)	(60,338)	(20,148)
Total	$65,043	$24,283

(a)
The balance at November 30, 2019 reflects a change in the classification of certain community sales office and other marketing- and model home-related costs and related accumulated amortization from inventories to property and equipment, net due to our adoption of ASC 606 effective December 1, 2018, as described in Note 1 – Summary of Significant Accounting Policies.

(b)
In January 2019, we completed the sale and leaseback of our office building in San Antonio, Texas. The sale generated net cash proceeds of $5.8 million and a gain of $2.2 million, which is being recognized on a straight-line basis over a 10-year lease term until our adoption of ASC 842, when the remaining gain will be recognized as a transition adjustment to beginning retained earnings, as described in Note 1 – Summary of Significant Accounting Policies.

Note 11.	Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2019	2018
Cash surrender value and benefit receivable from corporate-owned life insurance contracts	$73,849	$73,721
Prepaid expenses	5,944	7,647
Debt issuance costs associated with unsecured revolving credit facility, net	3,248	1,732
Total	$83,041	$83,100

Note 12.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2019	2018
Self-insurance and other legal liabilities	$229,483	$283,651
Employee compensation and related benefits	163,646	148,549
Warranty liability	88,839	82,490
Accrued interest payable	32,507	31,180
Inventory-related obligations (a)	26,264	40,892
Customer deposits	22,382	19,491
Real estate and business taxes	14,872	16,639
Other	40,790	43,376
Total	$618,783	$666,268

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

Note 13.	Income Taxes
Income Tax Expense. The components of the income tax expense in our consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2019
Current	$(200)	$(3,700)	$(3,900)
Deferred	(53,800)	(21,700)	(75,500)
Income tax expense	$(54,000)	$(25,400)	$(79,400)

	Federal	State	Total
2018
Current	$(3,600)	$(4,800)	$(8,400)
Deferred	(170,700)	(18,500)	(189,200)
Income tax expense	$(174,300)	$(23,300)	$(197,600)

2017
Current	$(2,800)	$(3,000)	$(5,800)
Deferred	(86,300)	(17,300)	(103,600)
Income tax expense	$(89,100)	$(20,300)	$(109,400)

Our effective tax rates were 22.8% for 2019, 53.7% for 2018 and 37.7% for 2017.
In 2019, our income tax expense and effective tax rate reflected the favorable impacts of $5.3 million of excess tax benefits related to stock-based compensation, a $4.4 million deferred tax asset valuation allowance reversal and $4.3 million of federal energy tax credits we earned from building energy-efficient homes, partly offset by a $1.9 million non-cash charge due to the re-measurement of deferred tax assets based on a reduction in certain state income tax rates.
Our income tax expense and effective tax rate for 2018 included a charge of $112.5 million for TCJA-related impacts, as described below; the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $10.7 million that we earned from building energy-efficient homes; a $2.1 million net tax benefit from a reduction in our deferred tax asset valuation allowance; and excess tax benefits of $1.0 million related to stock-based compensation. The TCJA required us to use a blended federal tax rate for our 2018 fiscal year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, our 2018 annual federal statutory tax rate was reduced to approximately 22%.
The federal energy tax credits for the years ended November 30, 2019 and 2018 resulted from legislation enacted on February 9, 2018, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016. In December 2019, federal legislation was enacted, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2020. This extension is expected to benefit our income tax provision in future periods.
In 2017, our income tax expense and effective tax rates reflected the favorable net impact of $4.9 million of federal energy tax credits we earned from building energy-efficient homes through December 31, 2016.
TCJA. The TCJA, enacted in December 2017, among other things: (a) reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018; (b) eliminated the federal corporate alternative minimum tax (“AMT”) and changed how existing AMT credits can be realized; and (c) eliminated several business deductions and credits, including deductions for certain executive compensation in excess of $1 million. In 2018, based on our analysis of the TCJA’s income tax effects, we recorded a total non-cash charge of $112.5 million to income tax expense, comprised of a provisional estimate of $111.2 million recorded in the 2018 first quarter and an additional $1.3 million charge in the 2018 fourth quarter. The following TCJA-related impacts were reflected in our consolidated financial statements for the year ended November 30, 2018:

•
We recorded a non-cash charge of $106.7 million in income tax expense due to the accounting re-measurement of our deferred tax assets based on the lower federal corporate income tax rate under the TCJA.

•
As we may claim a refund of 50% of our remaining AMT credits annually through 2021 to the extent the credits exceed regular income tax for any such year, and receive a full refund of any remaining credits in 2022, we estimated our refund of AMT credit carryforwards will total approximately $50.0 million. As the refund was subject to a sequestration reduction rate of approximately 6.6%, we established a federal deferred tax valuation allowance of $3.3 million for 2018. Our accounting policy regarding the balance sheet presentation of the AMT credits is to maintain the balance in deferred tax assets until a tax return is filed claiming a refund of a portion of the credit, at which time such amount will be presented in receivables.

•
We recorded a non-cash charge of $2.5 million in income tax expense for disallowed executive compensation due to the TCJA’s eliminating the deductibility of certain performance-based compensation. The TCJA also modified who is a covered employee with respect to the deduction limitation, and provided a transition rule that would preserve the deductibility of certain 2018 performance-based compensation payable under written binding contracts in place prior to November 2, 2017 that had not been modified in any material respect.
Deferred Tax Assets, Net. Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2019	2018
Deferred tax liabilities:
Capitalized expenses	$43,818	$51,660
State taxes	26,290	31,246
Other	4,132	225
Total	74,240	83,131

Deferred tax assets:
Tax credits	180,737	231,100
Net operating losses (“NOLs”) from 2006 through 2019	95,562	121,432
Employee benefits	53,294	45,802
Inventory impairment and land option contract abandonment charges	48,862	67,416
Warranty, legal and other accruals	40,954	43,213
Capitalized expenses	25,116	27,894
Partnerships and joint ventures	9,990	6,368
Depreciation and amortization	479	1,869
Other	2,939	3,457
Total	457,933	548,551
Valuation allowance	(19,200)	(23,600)
Total	438,733	524,951
Deferred tax assets, net	$364,493	$441,820

Reconciliation of Expected Income Tax Expense. The income tax expense computed at the statutory U.S. federal income tax rate and the income tax expense provided in our consolidated statements of operations differ as follows (dollars in thousands):

	Years Ended November 30,
	2019		2018		2017
	$	%	$	%	$	%
Income tax expense computed at statutory rate	$(73,117)	(21.0)%	$(81,689)	(22.2)%	$(101,499)	(35.0)%
Tax credits	6,595	1.9	14,177	3.9	6,227	2.2
Valuation allowance for deferred tax assets	4,400	1.3	2,000.5		1,200.4
Depreciation and amortization	4,276	1.2	1,223.3		362.1
NOL reconciliation	3,111.9		—	—	(2,210)	(.8)
State taxes, net of federal income tax benefit	(20,927)	(6.0)	(20,155)	(5.5)	(14,450)	(4.9)
Non-deductible compensation	(4,653)	(1.3)	—	—	—	—
TCJA adjustment	—	—	(112,458)	(30.5)	—	—
Other, net	915.2		(698)	(.2)	970.3
Income tax expense	$(79,400)	(22.8)%	$(197,600)	(53.7)%	$(109,400)	(37.7)%

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
Our deferred tax assets of $383.7 million at November 30, 2019 and $465.4 million at November 30, 2018 were partially offset in each year by valuation allowances of $19.2 million and $23.6 million, respectively. The deferred tax asset valuation allowances at November 30, 2019 and 2018 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. As of November 30, 2019, we would need to generate approximately $1.30 billion of pretax income in future periods before 2039 to realize our deferred tax assets. Based on the evaluation of our deferred tax assets as of November 30, 2019, we determined that most of our deferred tax assets would be realized. The decrease in the valuation allowance during 2019 primarily reflected our reversal of the above-mentioned $4.4 million deferred tax asset valuation allowance, partly due to the Internal Revenue Service’s announcement in January 2019 that refundable AMT credits will not be subject to sequestration for taxable years beginning after December 31, 2017. As noted above, in 2018, we established a federal deferred tax asset valuation allowance of $3.3 million due to the sequestration of refundable AMT credits, which was offset by a reduction of $3.3 million in our state deferred tax asset valuation allowance primarily to account for state NOLs that met the “more likely than not” standard or had expired. In 2018, the net tax benefit related to the reduction in the state deferred tax asset valuation allowance was $2.1 million. In 2017, we reduced our valuation allowance by $1.2 million primarily to account for state NOLs that met the “more likely than not” realization standard.
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
The majority of the tax benefits associated with our NOLs can be carried forward for 20 years and applied to offset future taxable income. Depending on their applicable statutory period, the state NOL carryforwards of $95.5 million, if not utilized, will begin to expire between 2020 and 2039. State NOL carryforwards of $1.2 million expired in 2018.
In addition, $77.4 million of our tax credits, if not utilized, will begin to expire in 2027 through 2039.
Unrecognized Tax Benefits. Gross unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2019	2018	2017
Balance at beginning of year	$—	$56	$56
Reductions due to lapse of statute of limitations	—	(56)	—
Balance at end of year	$—	$—	$56

We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes. As of November 30, 2019 and 2018, we had no gross unrecognized tax benefits. As of November 30, 2017, our gross unrecognized tax benefits (including interest and penalties) totaled $.1 million. Our liabilities for unrecognized tax benefits at November 30, 2017 are included in accrued expenses and other liabilities in our consolidated balance sheets.
As of November 30, 2019 and 2018, there were no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Our total accrued interest and penalties related to unrecognized income tax benefits was zero at both November 30, 2019 and 2018. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect our annual effective tax rate, but would accelerate the payment of cash to a tax authority to an earlier period. The fiscal years ending 2016 and later remain open to federal examinations, while 2015 and later remain open to state examinations.
The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2019, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Note 14.	Notes Payable
Notes payable consisted of the following (in thousands):

	November 30,
	2019	2018
Mortgages and land contracts due to land sellers and other loans (at interest rates of 7% at November 30, 2019 and 2018)	$7,889	$40,038
1.375% Convertible senior notes due February 1, 2019	—	229,788
4.75% Senior notes due May 15, 2019	—	399,483
8.00% Senior notes due March 15, 2020	—	347,790
7.00% Senior notes due December 15, 2021	448,164	447,359
7.50% Senior notes due September 15, 2022	348,267	347,731
7.625% Senior notes due May 15, 2023	351,748	248,074
6.875% Senior notes due June 15, 2027	296,379	—
4.80% Senior notes due November 15, 2029	296,300	—
Total	$1,748,747	$2,060,263

The carrying amounts of our senior notes listed above are net of debt issuance costs, premiums and discounts, which totaled $9.1 million at November 30, 2019 and $9.8 million at November 30, 2018.
Unsecured Revolving Credit Facility. On October 7, 2019, we entered into an amendment to the Credit Facility that increased the borrowing capacity from $500.0 million to $800.0 million and extended the maturity from July 27, 2021 to October 7, 2023. The Credit Facility, as amended, contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.00 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our Leverage Ratio, as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .20% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2019, we had no cash borrowings and $18.9 million of letters of credit outstanding under the Credit Facility. Therefore, as of November 30, 2019, we had $781.1 million available for cash borrowings under the Credit Facility, with up to $231.1 million of that amount available for the issuance of letters of credit.
LOC Facility. On February 13, 2019, we entered into an LOC Facility, which expires on February 13, 2022. Under the LOC Facility, we may issue up to $50.0 million of letters of credit. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of November 30, 2019, we had $15.8 million of letters of credit outstanding under the LOC Facility. We previously had a cash-collateralized letter of credit facility, which we terminated in 2019. We had no letters of credit outstanding under the cash-collateralized letter of credit facility at November 30, 2018.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of November 30, 2019, inventories having a carrying value of $29.2 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.

Shelf Registration. We have the 2017 Shelf Registration filed with the SEC. Issuances of securities under our 2017 Shelf Registration require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue securities is subject to market conditions and other factors impacting our borrowing capacity.
Senior Notes. All of the senior notes outstanding at November 30, 2019 and 2018 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. All of our outstanding senior notes were issued in underwritten public offerings.
The key terms of each of our senior notes outstanding as of November 30, 2019 were as follows (dollars in thousands):

				Redeemable Prior to Maturity	Effective Interest Rate

Notes Payable	Principal	Issuance Date	Maturity Date
7.00% Senior notes	$450,000	October 29, 2013	December 15, 2021	Yes (a)	7.2%
7.50% Senior notes	350,000	July 31, 2012	September 15, 2022	Yes (b)	7.7
7.625% Senior notes	350,000	February 17, 2015/February 20, 2019	May 15, 2023	Yes (a)	7.5
6.875% Senior notes	300,000	February 20, 2019	June 15, 2027	Yes (a)	7.1
4.80% Senior notes	300,000	November 4, 2019	November 15, 2029	Yes (a)	5.0

(a)
At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed (exclusive of interest accrued to the applicable redemption date), discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date, except that three months prior to the stated maturity dates for the 7.00% Senior Notes due 2021 and until their respective maturity, and six months prior to the stated maturity date for the 7.625% Senior Notes due 2023, 6.875% Senior Notes due 2027 and 4.80% Senior Notes due 2029 and until their maturity, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus, in each case, accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date.

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
On February 20, 2019, we completed concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027 at 100.000% of their aggregate principal amount, and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% Senior Notes due 2023 at 105.250% of their aggregate principal amount plus accrued interest from November 15, 2018 (the last date on which interest was paid on the existing 2023 senior notes) to the date of delivery. Net proceeds from these offerings totaled $400.0 million, after deducting the underwriting discount and our expenses relating to the offerings.
On March 8, 2019, we applied the net proceeds from the concurrent public offerings toward the optional redemption of the entire $400.0 million in aggregate principal amount of our 4.75% Senior Notes due 2019 before their May 15, 2019 maturity date.
On November 4, 2019, we completed a public offering of $300.0 million in aggregate principal amount of 4.80% Senior Notes due 2029 at 100.000% of their aggregate principal amount. Net proceeds from this offering totaled $296.3 million, after deducting the underwriting discount and our expenses relating to the offering.
On November 22, 2019, at our option, we redeemed the entire $350.0 million in aggregate principal amount of our 8.00% Senior Notes due 2020 before their March 15, 2020 maturity date. We used the net proceeds from the 4.80% Senior Notes due 2029 and internally generated cash to fund this redemption. We paid $356.2 million to redeem the notes and recorded a charge of $6.8 million for the early extinguishment of debt.

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
As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Unless there is a default under the Credit Facility, there are no agreements that restrict our payment of dividends.
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2020 — $7.9 million; 2021 — $0; 2022 — $800.0 million; 2023 — $350.0 million; 2024 — $0; and thereafter — $600.0 million.

Note 15.	Fair Value Disclosures
Fair value measurements of assets and liabilities are categorized based on the following hierarchy:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis (in thousands):

		November 30, 2019			November 30, 2018
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories (a)	Level 3	$41,160	$(14,031)	$27,129	$70,156	$(26,104)	$44,052

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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2019		2018
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,740,858	$1,921,563	$1,790,437	$1,853,438
Convertible senior notes	Level 2	—	—	229,788	229,425

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

Note 16.	Commitments and Contingencies
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
The changes in our warranty liability were as follows (in thousands):

	Years Ended November 30,
	2019	2018	2017
Balance at beginning of year	$82,490	$69,798	$56,682
Warranties issued	35,480	37,792	38,452
Payments	(23,531)	(23,300)	(25,336)
Adjustments	(5,600)	(1,800)	—
Balance at end of year	$88,839	$82,490	$69,798

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
Our self-insurance liability is presented on a gross basis for all years without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $50.6 million and $56.9 million are included in receivables in our consolidated balance sheets at November 30, 2019 and 2018, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment, and legal precedent, and are subject to a high degree of variability from year to year. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Years Ended November 30,
	2019	2018	2017
Balance at beginning of year	$176,841	$177,695	$158,584
Self-insurance expense (a)	16,685	20,436	20,371
Payments (b)	(15,761)	(21,290)	(22,933)
Adjustments (c)	—	—	21,673
Balance at end of year	$177,765	$176,841	$177,695

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from independent subcontractors participating in the wrap-up policy.

(b)	Includes net changes in estimated probable insurance and other recoveries, which are recorded in receivables, to present our self-insurance liability on a gross basis.

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
Florida Chapter 558 Actions. We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of November 30, 2019, we had approximately 477 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At November 30, 2019, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2019, we had $793.9 million of performance bonds and $34.7 million of letters of credit outstanding. At November 30, 2018, we had $689.3 million of performance bonds and $28.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At November 30, 2019, we had total cash deposits of $75.2 million to purchase land having an aggregate purchase price of $1.42 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

Leases. We lease certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, we expect that leases that expire will be renewed or replaced by other leases with similar terms. The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year, are as follows: 2020 — $9.7 million; 2021 — $7.5 million; 2022 — $6.1 million; 2023 — $4.5 million; 2024 — $3.6 million; and thereafter — $5.8 million.
Rental expense on our noncancelable operating leases was $9.8 million in 2019, $8.6 million in 2018 and $8.1 million in 2017.

Note 17.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2019, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

Note 18.	Stockholders’ Equity
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
Common Stock. On May 14, 2018, our board of directors authorized us to repurchase a total of up to 4,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 1,627,000 shares that remained under a prior board-approved share repurchase program. In 2018, we repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. The amount and timing of shares remaining to be purchased under the the remaining share repurchase authorization are subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  The remaining share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by the board of directors.
Unrelated to the share repurchase program, our board of directors authorized the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding Director Plan SARs. The 2014 Plan, which was amended in April 2016, is discussed in Note 20 – Employee Benefit and Stock Plans. As of November 30, 2019, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.
Our board of directors declared quarterly cash dividends of $.025 per share of common stock in the 2019 first and second quarters. In the 2019 third quarter, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.090 per share, and declared quarterly cash dividends at the new higher rate in the 2019 third and fourth quarters. Our board of directors declared four quarterly cash dividends of $.025 per share of common stock in 2018 and 2017. All dividends declared during 2019, 2018 and 2017 were also paid during those years.
Treasury Stock. In addition to the shares purchased in 2018 pursuant to our share repurchase program, we acquired $7.3 million, $8.5 million and $6.7 million of our common stock in 2019, 2018 and 2017, respectively. All of the common stock acquired in 2019 and 2017 and a portion of the common stock acquired in 2018 consisted of previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of PSUs and restricted stock awards or of forfeitures of previous restricted stock awards. Treasury stock is recorded at cost. Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital. These transactions are not considered repurchases under the 4,000,000 share repurchase program described above.

Note 19.	Accumulated Other Comprehensive Loss
The following table presents the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2017	$(16,924)
Other comprehensive income before reclassifications	8,216
Amounts reclassified from accumulated other comprehensive loss	1,892
Income tax expense related to items of other comprehensive income	(2,749)
Other comprehensive income, net of tax	7,359
Balance at November 30, 2018	(9,565)
Other comprehensive loss before reclassifications	(10,268)
Amounts reclassified from accumulated other comprehensive loss	2,130
Income tax benefit related to items of other comprehensive loss	2,197
Other comprehensive loss, net of tax	(5,941)
Balance at November 30, 2019	$(15,506)

The amounts reclassified from accumulated other comprehensive loss consisted of the following (in thousands):

	Years Ended November 30,
Details About Accumulated Other Comprehensive Loss Components	2019	2018	2017
Postretirement benefit plan adjustments
Amortization of net actuarial loss	$218	$336	$142
Amortization of prior service cost	1,556	1,556	1,556
Settlement loss	356	—	—
Total reclassifications (a)	$2,130	$1,892	$1,698

(a)	The accumulated other comprehensive loss components are included in the computation of net periodic benefit costs as further discussed in Note 21 – Postretirement Benefits.
The estimated prior service cost expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 is $.4 million.

Note 20.	Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (“401(k) Plan”) under which we partially match employee contributions. The aggregate cost of the 401(k) Plan to us was $6.9 million in 2019, $6.0 million in 2018 and $6.2 million in 2017. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) Plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. As of November 30, 2019, 2018 and 2017, approximately 5%, 5% and 7%, respectively, of the 401(k) Plan’s net assets at each period were invested in our common stock.
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
The following table presents our stock-based compensation expense (in thousands):

	Years Ended November 30,
	2019	2018	2017
Stock options	$189	$917	$2,592
Restricted stock	6,080	4,600	4,177
PSUs	10,742	8,790	6,439
Director awards	1,301	1,554	1,425
Total	$18,312	$15,861	$14,633

Stock Options. Stock option transactions are summarized as follows:

	Years Ended November 30,
	2019		2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	7,237,544	$16.02	9,265,240	$17.64	12,731,545	$18.95
Granted	—	—	—	—	—	—
Exercised	(2,300,004)	13.27	(1,195,926)	16.73	(1,650,360)	16.01
Cancelled	(774,059)	40.43	(831,770)	33.05	(1,815,945)	28.31
Options outstanding at end of year	4,163,481	$13.00	7,237,544	$16.02	9,265,240	$17.64
Options exercisable at end of year	4,163,481	$13.00	6,948,670	$16.01	8,307,632	$17.86
Options available for grant at end of year	5,567,467		6,418,197		7,495,792

There were no stock options granted in 2019, 2018 or 2017. The total intrinsic value of stock options exercised was $37.1 million for the year ended November 30, 2019, $11.8 million for the year ended November 30, 2018 and $12.1 million for the year ended November 30, 2017. The aggregate intrinsic value of stock options outstanding was $89.9 million, $51.9 million and $136.3 million at November 30, 2019, 2018 and 2017, respectively. The intrinsic value of stock options exercisable was $89.9 million at November 30, 2019, $50.5 million at November 30, 2018, and $121.3 million at November 30, 2017. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.

Stock options outstanding and stock options exercisable at November 30, 2019 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 6.32 to $11.05	953,500	$6.37	1.9	953,500	$6.37
$11.06 to $14.62	1,250,424	13.66	3.8	1,250,424	13.66
$14.63 to $15.44	853,000	14.92	5.9	853,000	14.92
$15.45 to $16.22	754,057	16.21	6.9	754,057	16.21
$16.23 to $45.16	352,500	17.12	3.8	352,500	17.12
$ 6.32 to $45.16	4,163,481	$13.00	4.3	4,163,481	$13.00	4.3

At November 30, 2019, there was no unrecognized stock-based compensation expense related to stock option awards as all of these awards were fully vested.
A tax shortfall of $3.3 million in 2017 resulting from the cancellation of stock awards was reflected in paid-in capital. In 2017, the consolidated statement of cash flows reflected $1.0 million of excess tax benefits associated with the exercise of stock options.
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
Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2019		2018		2017
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	555,457	$23.19	503,926	$21.69	604,619	$16.24
Granted	282,523	31.67	303,030	23.05	321,835	24.49
Vested	(319,687)	34.66	(221,951)	19.79	(364,670)	16.09
Cancelled	(18,227)	22.81	(29,548)	21.76	(57,858)	15.61
Outstanding at end of year	500,066	$20.66	555,457	$23.19	503,926	$21.69

As of November 30, 2019, we had $12.8 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units. On October 3, 2019, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of our common stock (“Award Shares”). Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2019 and ending on November 30, 2022, specified levels of (a) cumulative adjusted earnings per share; (b) average adjusted return on invested capital; and (c) revenue growth performance relative to a peer group of high-production public homebuilding companies. The grant date fair value of each such PSU was $33.10. On October 5, 2018, we granted PSUs to certain employees with similar terms as the 2019 PSU grants, except that the applicable performance period commenced on December 1, 2018 and ends on November 30, 2021. The grant date fair value of each such PSU was $23.05. On October 5, 2017, we granted PSUs to certain employees with similar terms as the 2019 PSU grants, except that the applicable performance period commenced on December 1, 2017 and ends on November 30, 2020. The grant date fair value of each such PSU was $25.64.

PSU transactions are summarized as follows:

	Years Ended November 30,
	2019		2018		2017
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	1,090,967	$18.70	925,232	$20.09	809,860	$17.19
Granted	468,957	30.45	603,424	25.70	424,797	22.99
Vested	(297,260)	22.67	(437,689)	31.28	(278,460)	16.67
Cancelled	—	—	—	—	(30,965)	14.92
Outstanding at end of year	1,262,664	$22.13	1,090,967	$18.70	925,232	$20.09

The number of shares of our common stock actually granted to a recipient, if any, when a PSU vests will depend on the degree of achievement of the applicable performance measures during the applicable three-year period. The shares of our common stock that were granted under the terms of PSUs that vested in 2019 included an aggregate of 119,260 additional shares above the target amount awarded to the eligible recipients based on our achieving certain levels of the three above-described metrics over the three-year period from December 1, 2015 through November 30, 2018. The shares of our common stock that were granted under the terms of PSUs that vested in 2018 included an aggregate of 194,529 additional shares above the target amount awarded to the eligible recipients based on our achieving certain levels of the three above-described metrics over the three-year period from December 1, 2014 through November 30, 2017. The shares of our common stock that were granted under the terms of PSUs that vested in 2017 included an aggregate of 125,460 additional shares above the target amount awarded to the eligible recipients based on our achieving certain levels of average return on equity performance and revenue growth performance relative to a peer group of high-production homebuilding companies over the three-year period from December 1, 2013 through November 30, 2016. The PSUs do not have dividend or voting rights during the performance period. Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. At November 30, 2019, we had $32.6 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Director Awards. We have granted Director Plan SARs and deferred common stock awards to our non-employee directors pursuant to the terms of the Director Plan and elections made by each director. All of these awards were fully vested as of November 30, 2016. Director Plan SARs, which have not been granted since April 2014 as they ceased being a component of non-employee director compensation after that date, are stock settled, have terms of up to 15 years and may be exercised when a respective director leaves the board or earlier if applicable stock ownership requirements have been met. Deferred common stock awards will be paid out at the earlier of a change in control or the date a respective director leaves the board. All Director Plan SARs were granted at an exercise price equal to the closing price of our common stock on the date of grant. At November 30, 2019, 2018 and 2017, the aggregate outstanding Director Plan SARs were 224,674, 308,880 and 308,880, respectively, and the aggregate outstanding deferred common stock awards granted under the Director Plan were 519,160, 490,240 and 456,875, respectively. In addition, we have granted common stock on an unrestricted basis to our non-employee directors on the grant date pursuant to the Director Plan and elections made by each director.
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
For financial reporting purposes, the Trust is consolidated with us, and therefore any dividend transactions between us and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price on the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings per share. The Trust held 7,630,582 and 8,157,235 shares of common stock at November 30, 2019 and 2018, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 21.	Postretirement Benefits
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
In connection with these plans and two other minor benefit programs, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the Retirement Plan and DBO Plan are held by a trust. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors, as applicable, are realized. The cash surrender value of the Retirement Plan life insurance contracts was $44.7 million at November 30, 2019 and $44.4 million at November 30, 2018. We recognized investment gains on the cash surrender value of the Retirement Plan life insurance contracts of $2.1 million in 2019 and $3.9 million in 2017, and an investment loss of $.9 million in 2018. In 2019, 2018 and 2017, we paid $1.8 million, $1.6 million and $1.5 million, respectively, in benefits under the Retirement Plan to eligible former employees. The cash surrender value of the DBO Plan life insurance contracts was $18.4 million at November 30, 2019 and $18.2 million at November 30, 2018. We recognized investment gains on the cash surrender value of the DBO Plan life insurance contracts of $.9 million in 2019 and $1.5 million in 2017, and an investment loss of $.3 million in 2018. In 2019, we paid $1.7 million in benefits under the DBO Plan. We did not pay out any benefits under the DBO Plan in 2018 or 2017.
The net periodic benefit cost of our Retirement Plan and DBO Plan consisted of the following (in thousands):

	Years Ended November 30,
	2019	2018	2017
Interest cost	$2,478	$2,252	$2,274
Amortization of prior service cost	1,556	1,556	1,556
Service cost	958	1,085	1,046
Amortization of net actuarial loss	218	336	142
Settlement loss	356	—	—
Total	$5,566	$5,229	$5,018

The liabilities related to these plans were $69.3 million at November 30, 2019 and $60.8 million at November 30, 2018, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2019 and 2018, the discount rates we used for the plans were 2.7% and 4.1%, respectively.
Benefit payments under our Retirement Plan and DBO Plan are expected to be paid during each year ending November 30 as follows: 2020 — $2.3 million; 2021 — $2.5 million; 2022 — $2.6 million; 2023 — $2.9 million; 2024 — $3.2 million; and for the five years ended November 30, 2029 — $20.8 million in the aggregate.

Note 22.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2019	2018	2017
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$453,814	$574,359	$720,630
Financial services	1,044	760	231
Total	$454,858	$575,119	$720,861

	Years Ended November 30,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$(1,327)	$8,338	$7,581
Income taxes paid	4,479	11,949	4,664
Income taxes refunded	221	220	202
Supplemental disclosure of non-cash activities:
Decrease in inventories due to adoption of ASC 606	$(35,288)	$—	$—
Increase in property and equipment, net due to adoption of ASC 606	31,194	—	—
Increase (decrease) in consolidated inventories not owned	(9,634)	16,098	(44,833)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	9,662	17,637	6,650
Inventories acquired through seller financing	8,967	44,586	49,658

Note 23.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects those subsidiaries that qualified as Guarantor Subsidiaries as of November 30, 2019.

Condensed Consolidating Statements of Operations (in thousands)

	Year Ended November 30, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$4,161,511	$391,236	$—	$4,552,747
Homebuilding:
Revenues	$—	$4,161,511	$376,147	$—	$4,537,658
Construction and land costs	—	(3,362,386)	(346,542)	—	(3,708,928)
Selling, general and administrative expenses	(100,630)	(375,199)	(21,521)	—	(497,350)
Operating income (loss)	(100,630)	423,926	8,084	—	331,380
Interest income	1,926	23	209	—	2,158
Interest expense	(137,327)	(746)	(5,339)	143,412	—
Intercompany interest	328,361	(173,374)	(11,575)	(143,412)	—
Equity in loss of unconsolidated joint ventures	—	(1,549)	—	—	(1,549)
Loss on early extinguishment of debt	(6,800)	—	—	—	(6,800)
Homebuilding pretax income (loss)	85,530	248,280	(8,621)	—	325,189
Financial services pretax income	—	—	22,986	—	22,986
Total pretax income	85,530	248,280	14,365	—	348,175
Income tax expense	(16,300)	(58,100)	(5,000)	—	(79,400)
Equity in net income of subsidiaries	88,639	—	—	(88,639)	—
Net income	$157,869	$190,180	$9,365	$(88,639)	$268,775

	Year Ended November 30, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$4,198,969	$348,033	$—	$4,547,002
Homebuilding:
Revenues	$—	$4,198,969	$334,826	$—	$4,533,795
Construction and land costs	—	(3,435,058)	(308,862)	—	(3,743,920)
Selling, general and administrative expenses	(101,152)	(311,815)	(31,187)	—	(444,154)
Operating income (loss)	(101,152)	452,096	(5,223)	—	345,721
Interest income	3,273	11	230	—	3,514
Interest expense	(141,812)	(2,624)	(5,262)	149,698	—
Intercompany interest	302,253	(142,882)	(9,673)	(149,698)	—
Equity in income of unconsolidated joint ventures	—	2,066	—	—	2,066
Homebuilding pretax income (loss)	62,562	308,667	(19,928)	—	351,301
Financial services pretax income	—	—	16,664	—	16,664
Total pretax income (loss)	62,562	308,667	(3,264)	—	367,965
Income tax expense	(62,100)	(101,200)	(34,300)	—	(197,600)
Equity in net income of subsidiaries	169,903	—	—	(169,903)	—
Net income (loss)	$170,365	$207,467	$(37,564)	$(169,903)	$170,365

	Year Ended November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$4,034,057	$334,472	$—	$4,368,529
Homebuilding:
Revenues	$—	$4,034,057	$322,208	$—	$4,356,265
Construction and land costs	—	(3,342,617)	(303,851)	—	(3,646,468)
Selling, general and administrative expenses	(91,120)	(298,498)	(36,776)	—	(426,394)
Operating income (loss)	(91,120)	392,942	(18,419)	—	283,403
Interest income	1,232	8	—	—	1,240
Interest expense	(166,417)	(1,635)	(3,434)	170,864	(622)
Intercompany interest	266,784	(118,138)	22,218	(170,864)	—
Equity in loss of unconsolidated joint ventures	—	(1,407)	(2)	—	(1,409)
Loss on early extinguishment of debt	(5,685)	—	—	—	(5,685)
Homebuilding pretax income	4,794	271,770	363	—	276,927
Financial services pretax income	—	—	13,068	—	13,068
Total pretax income	4,794	271,770	13,431	—	289,995
Income tax expense	(8,800)	(100,000)	(600)	—	(109,400)
Equity in net income of subsidiaries	184,601	—	—	(184,601)	—
Net income	$180,595	$171,770	$12,831	$(184,601)	$180,595

Condensed Consolidating Statements of Comprehensive Income (Loss) (in thousands)

	Year Ended November 30, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income	$157,869	$190,180	$9,365	$(88,639)	$268,775
Other comprehensive loss:
Postretirement benefit plan adjustments	(8,138)	—	—	—	(8,138)
Other comprehensive loss before tax	(8,138)	—	—	—	(8,138)
Income tax benefit related to items of other comprehensive loss	2,197	—	—	—	2,197
Other comprehensive loss, net of tax	(5,941)	—	—	—	(5,941)
Comprehensive income	$151,928	$190,180	$9,365	$(88,639)	$262,834

	Year Ended November 30, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$170,365	$207,467	$(37,564)	$(169,903)	$170,365
Other comprehensive income:
Postretirement benefit plan adjustments	10,108	—	—	—	10,108
Other comprehensive income before tax	10,108	—	—	—	10,108
Income tax expense related to items of other comprehensive income	(2,749)	—	—	—	(2,749)
Other comprehensive income, net of tax	7,359	—	—	—	7,359
Comprehensive income (loss)	$177,724	$207,467	$(37,564)	$(169,903)	$177,724

	Year Ended November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income	$180,595	$171,770	$12,831	$(184,601)	$180,595
Other comprehensive loss:
Postretirement benefit plan adjustments	(1,445)	—	—	—	(1,445)
Other comprehensive loss before tax	(1,445)	—	—	—	(1,445)
Income tax benefit related to items of other comprehensive loss	578	—	—	—	578
Other comprehensive loss, net of tax	(867)	—	—	—	(867)
Comprehensive income	$179,728	$171,770	$12,831	$(184,601)	$179,728

Condensed Consolidating Balance Sheets (in thousands)

	November 30, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$357,966	$65,434	$30,414	$—	$453,814
Receivables	1,934	181,047	66,074	—	249,055
Inventories	—	3,400,307	304,295	—	3,704,602
Investments in unconsolidated joint ventures	—	57,038	—	—	57,038
Property and equipment, net	24,250	37,539	3,254	—	65,043
Deferred tax assets, net	96,301	237,877	30,315	—	364,493
Other assets	78,686	2,666	1,689	—	83,041
	559,137	3,981,908	436,041	—	4,977,086
Financial services	—	—	38,396	—	38,396
Intercompany receivables	3,624,081	—	186,022	(3,810,103)	—
Investments in subsidiaries	115,753	—	—	(115,753)	—
Total assets	$4,298,971	$3,981,908	$660,459	$(3,925,856)	$5,015,482
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$139,137	$453,929	$288,489	$—	$881,555
Notes payable	1,715,748	7,889	25,110	—	1,748,747
	1,854,885	461,818	313,599	—	2,630,302
Financial services	—	—	2,058	—	2,058
Intercompany payables	60,964	3,520,090	229,049	(3,810,103)	—
Stockholders’ equity	2,383,122	—	115,753	(115,753)	2,383,122
Total liabilities and stockholders’ equity	$4,298,971	$3,981,908	$660,459	$(3,925,856)	$5,015,482

	November 30, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$429,977	$114,269	$30,113	$—	$574,359
Receivables	5,135	198,465	89,230	—	292,830
Inventories	—	3,314,386	268,453	—	3,582,839
Investments in unconsolidated joint ventures	—	61,960	—	—	61,960
Property and equipment, net	18,450	5,522	311	—	24,283
Deferred tax assets, net	84,564	303,669	53,587	—	441,820
Other assets	77,288	4,008	1,804	—	83,100
	615,414	4,002,279	443,498	—	5,061,191
Financial services	—	—	12,380	—	12,380
Intercompany receivables	3,569,422	—	158,760	(3,728,182)	—
Investments in subsidiaries	67,657	—	—	(67,657)	—
Total assets	$4,252,493	$4,002,279	$614,638	$(3,795,839)	$5,073,571
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$126,176	$584,321	$213,816	$—	$924,313
Notes payable	1,995,115	40,038	25,110	—	2,060,263
	2,121,291	624,359	238,926	—	2,984,576
Financial services	—	—	1,495	—	1,495
Intercompany payables	43,702	3,377,920	306,560	(3,728,182)	—
Stockholders’ equity	2,087,500	—	67,657	(67,657)	2,087,500
Total liabilities and stockholders’ equity	$4,252,493	$4,002,279	$614,638	$(3,795,839)	$5,073,571

Condensed Consolidating Statements of Cash Flows (in thousands)

	Year Ended November 30, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$118,542	$32,864	$99,636	$—	$251,042
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(11,290)	—	—	(11,290)
Return of investments in unconsolidated joint ventures	—	5,001	—	—	5,001
Proceeds from sale of building	—	5,804	—	—	5,804
Purchases of property and equipment, net	(6,365)	(23,618)	(10,476)	—	(40,459)
Intercompany	105,055	—	—	(105,055)	—
Net cash provided by (used in) investing activities	98,690	(24,103)	(10,476)	(105,055)	(40,944)
Cash flows from financing activities:
Proceeds from issuance of debt	705,250	—	—	—	705,250
Repayment of senior notes	(986,231)	—	—	—	(986,231)
Payment of issuance costs	(11,128)	—	—	—	(11,128)
Borrowings under revolving credit facility	610,000	—	—	—	610,000
Repayments under revolving credit facility	(610,000)	—	—	—	(610,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(41,116)	—	—	(41,116)
Issuance of common stock under employee stock plans	30,524	—	—	—	30,524
Tax payments associated with stock-based compensation awards	(7,288)	—	—	—	(7,288)
Payments of cash dividends	(20,370)	—	—	—	(20,370)
Intercompany	—	(16,480)	(88,575)	105,055	—
Net cash used in financing activities	(289,243)	(57,596)	(88,575)	105,055	(330,359)
Net increase (decrease) in cash and cash equivalents	(72,011)	(48,835)	585	—	(120,261)
Cash and cash equivalents at beginning of year	429,977	114,269	30,873	—	575,119
Cash and cash equivalents at end of year	$357,966	$65,434	$31,458	$—	$454,858

	Year Ended November 30, 2018
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$236,892	$9,668	$(25,048)	$—	$221,512
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(22,672)	1	—	(22,671)
Return of investments in unconsolidated joint ventures	—	9,934	—	—	9,934
Purchases of property and equipment, net	(6,584)	(674)	(112)	—	(7,370)
Intercompany	(43,128)	—	—	43,128	—
Net cash used in investing activities	(49,712)	(13,412)	(111)	43,128	(20,107)
Cash flows from financing activities:
Repayment of senior notes	(300,000)	—	—	—	(300,000)
Borrowings under revolving credit facility	70,000	—	—	—	70,000
Repayments under revolving credit facility	(70,000)	—	—	—	(70,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(13,831)	(920)	—	(14,751)
Issuance of common stock under employee stock plans	20,011	—	—	—	20,011
Stock repurchases	(35,039)	—	—	—	(35,039)
Tax payments associated with stock-based compensation awards	(8,476)	—	—	—	(8,476)
Payments of cash dividends	(8,892)	—	—	—	(8,892)
Intercompany	—	27,724	15,404	(43,128)	—
Net cash provided by (used in) financing activities	(332,396)	13,893	14,484	(43,128)	(347,147)
Net increase (decrease) in cash and cash equivalents	(145,216)	10,149	(10,675)	—	(145,742)
Cash and cash equivalents at beginning of year	575,193	104,120	41,548	—	720,861
Cash and cash equivalents at end of year	$429,977	$114,269	$30,873	$—	$575,119

	Year Ended November 30, 2017
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$70,683	$366,005	$76,531	$—	$513,219
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(13,569)	(5,125)	—	(18,694)
Return of investments in unconsolidated joint ventures	—	4,119	6,916	—	11,035
Purchases of property and equipment, net	(7,215)	(809)	(61)	—	(8,085)
Intercompany	311,857	—	—	(311,857)	—
Net cash provided by (used in) investing activities	304,642	(10,259)	1,730	(311,857)	(15,744)
Cash flows from financing activities:
Repayment of senior notes	(270,326)	—	—	—	(270,326)
Payment of issuance costs	(1,711)	—	—	—	(1,711)
Payments on mortgages and land contracts due to land sellers and other loans	—	(106,382)	—	—	(106,382)
Issuance of common stock under employee stock plans	23,162	—	—	—	23,162
Excess tax benefits from stock-based compensation	958	—	—	—	958
Tax payments associated with stock-based compensation awards	(6,673)	—	—	—	(6,673)
Payments of cash dividends	(8,642)	—	—	—	(8,642)
Intercompany	—	(251,147)	(60,710)	311,857	—
Net cash used in financing activities	(263,232)	(357,529)	(60,710)	311,857	(369,614)
Net increase (decrease) in cash and cash equivalents	112,093	(1,783)	17,551	—	127,861
Cash and cash equivalents at beginning of year	463,100	105,903	23,997	—	593,000
Cash and cash equivalents at end of year	$575,193	$104,120	$41,548	$—	$720,861

Note 24.	Quarterly Results (unaudited)
The following tables present our consolidated quarterly results for the years ended November 30, 2019 and 2018 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Revenues	$811,483	$1,021,803	$1,160,786	$1,558,675
Gross profits	139,604	177,019	216,029	306,834
Inventory impairment and land option contract abandonment charges	3,555	4,337	5,251	4,148
Pretax income (a)	34,511	56,761	91,936	164,967
Net income	30,011	47,461	68,136	123,167
Earnings per share:
Basic	.34	.54	.77	1.37
Diluted	.31	.51	.73	1.31

2018
Revenues	$871,623	$1,101,423	$1,225,347	$1,348,609
Gross profits	141,192	189,222	222,893	245,931
Inventory impairment and land option contract abandonment charges	4,985	6,526	8,414	9,069
Pretax income	46,045	78,308	114,676	128,936
Net income (loss) (b)	(71,255)	57,308	87,476	96,836
Earnings (loss) per share:
Basic	(.82)	.65	.99	1.09
Diluted	(.82)	.57	.87	.96

(a)	Pretax income for the fourth quarter included a $6.8 million loss on the early extinguishment of debt.

(b)	Net income (loss) included non-cash charges to income tax expense of $111.2 million in the first quarter and $1.3 million in the fourth quarter for TCJA-related impacts.
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of KB Home:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KB Home (the Company) as of November 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 24, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition, and real estate inventories and cost of sales effective December 1, 2018 due to the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and its related amendments.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Land Held for Future Development

Description of the Matter
As of November 30, 2019, the Company’s real estate inventories were $3.7 billion which includes land held for future development of $131.2 million. As disclosed in Note 6 to the consolidated financial statements, land held for future development principally reflects land acquisition and land development costs related to land where development activity has been suspended or has not yet begun but is expected to occur in the future. As more fully described in Note 7 to the consolidated financial statements, the Company assesses each community or land parcel to identify indicators of potential impairment. When an indicator of potential impairment is identified, the Company evaluates the recoverability of the asset based on its projected undiscounted future cash flows. When the carrying value of the asset is greater than its projected undiscounted future cash flows, the Company estimates the fair value of the asset based on its projected discounted cash flows and records an impairment charge. Inputs used in the Company’s impairment assessment for land held for future development consider then-current market conditions and expectations related to average selling prices and related price appreciation, volume of homes delivered, land development and construction costs to be incurred and related cost inflation, and discount rates reflecting the inherent risk associated with the asset.

Auditing the Company’s impairment assessment for land held for future development involves a high degree of auditor judgment and increased extent of audit effort to evaluate management’s estimates underlying projected future cash flows and the determination of fair values based on subjective assumptions about expected future sales activity, risk specific to the asset or conditions in the market in which the asset is located.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s land held for future development impairment assessment process. For example, we tested controls over the Company’s significant data and assumptions used in the Company’s estimation of cash flows and fair value analysis.

To test the Company’s land held for future development impairment assessment, our audit procedures included, among others, evaluating the significant data and assumptions used to project future cash flows and estimate fair values for assets with identified indicators of impairment, including comparison of such data and assumptions to the Company’s accounting records and market data, and recalculation of the Company’s estimates. We also involved our real estate valuation specialists to assist in evaluating the key assumptions and methodologies used in the impairment assessments for certain projects, including assumptions related to average selling prices and related price appreciation, expected future costs and related cost inflation, and discount rate assumptions used to estimate fair values.

Self-insurance Liabilities and Recoveries

Description of the Matter
At November 30, 2019, the Company’s self-insurance liability was $177.8 million and receivables for estimated probable insurance and other recoveries related to self-insurance claims totaled $50.6 million. As disclosed in Note 16 to the consolidated financial statements, the Company’s self-insurance liability for construction defects is based on an analysis prepared by a third-party actuary that uses historical claim and expense data as well as industry data to estimate the cost of all unpaid losses, including estimates related to claims incurred but not yet reported. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. Self-insurance recoveries are principally based on actuarially determined amounts and consider the claim cost estimates described above, applicable insurance policy coverage limits, historical recovery rates, and other factors.

Auditing the Company’s self-insurance liability and related recoveries is complex and highly judgmental due to the complexity of the actuarial methods used to estimate the losses and related recoveries and degree of subjective judgment required to assess the underlying assumptions, which required us to involve our actuarial specialists. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made and ultimately resolved; uncertainties regarding such claims relative to the markets and types of products built; and legal or regulatory actions and interpretations, among other factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s self-insurance liability and recoveries estimation process including controls over the data and assumptions used in the analysis.

To test the Company’s self-insurance liability and related recoveries, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims and recovery data utilized by the Company’s third-party actuary, testing the existence and terms of third-party insurance policies, and involving our actuarial specialist to assist in our evaluation of the methodologies and assumptions applied by management’s third-party actuary. Additionally, we compared the Company’s recorded self-insurance liability and related recoveries to estimated ranges which our actuarial specialist developed based on independently selected assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Los Angeles, California
January 24, 2020

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2019.
Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Our management recognizes that there are inherent limitations in the effectiveness of any internal control and that effective internal control over financial reporting may not prevent or detect misstatements. In addition, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2019.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2019, which is presented below.

(b)	Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of KB Home:
Opinion on Internal Control over Financial Reporting
We have audited KB Home’s internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KB Home (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated January 24, 2020 expressed an unqualified opinion thereon.
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
January 24, 2020

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information for this item for executive officers is provided above in the Executive Officers of the Registrant section in this report. Except as stated below, the other information for this item will be provided to the extent applicable in the “Corporate Governance and Board Matters,” “Election of Directors,” “Ownership of KB Home Securities” and “Annual Meeting, Voting and Other Information” sections in our Proxy Statement for our 2020 Annual Meeting of Stockholders (“2020 Proxy Statement”) and is incorporated herein by this reference.
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
The information for this item will be provided in the “Corporate Governance and Board Matters” and “Compensation Discussion and Analysis” sections in our 2020 Proxy Statement and is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information for this item will be provided in the “Ownership of KB Home Securities” section in our 2020 Proxy Statement and is incorporated herein by this reference.
The following table presents information as of November 30, 2019 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	4,163,481	$13.00	5,567,467
Equity compensation plans not approved by stockholders	—	—	—	(1)
Total	4,163,481	$13.00	5,567,467

(1)
Represents a prior non-employee directors compensation plan under which our non-employee directors received Director Plan SARs, which were initially granted as cash-settled instruments. As discussed in Note 18 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, all non-employee directors serving on our board of directors have elected to receive shares of our common stock in settlement of their Director Plan SARs under the terms of the plan. We consider this non-employee director compensation plan as having no available capacity to issue shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information for this item will be provided in the “Corporate Governance and Board Matters” section in our 2020 Proxy Statement and is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information for this item will be provided in the “Independent Auditor Fees and Services” section in our 2020 Proxy Statement and is incorporated herein by this reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     1.    Financial Statements
Reference is made to the index set forth on page 47 of this Annual Report on Form 10-K.
2.    Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements or notes thereto.
3.    Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K dated April 7, 2009 (File No. 001-09195), is incorporated by reference herein.

3.2	Amended and Restated By-Laws of KB Home, as amended, filed as an exhibit to our Current Report on Form 8-K dated July 12, 2019 (File No. 001-09195), is incorporated by reference herein.

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

4.5	Specimen of 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

4.6
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.50% Senior Notes due 2022, filed as an exhibit to our Current Report on Form 8-K dated July 31, 2012 (File No. 001-09195), is incorporated by reference herein.

4.7
Eighth Supplemental Indenture, dated as of March 12, 2013, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 (File No. 001-09195), is incorporated by reference herein.

4.8	Specimen of 7.00% Senior Notes due 2021, filed as an exhibit to our Current Report on Form 8-K dated October 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.9
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.00% Senior Notes due 2021, filed as an exhibit to our Current Report on Form 8-K dated October 29, 2013 (File No. 001-09195), is incorporated by reference herein.

4.10
Ninth Supplemental Indenture, dated as of February 28, 2014, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Post-Effective Amendment No. 4 to Form S-3 Registration Statement (No. 333-176930), is incorporated by reference herein.

4.11	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description

4.12
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

4.13
Amended and Restated Rights Agreement, dated effective as of April 12, 2018, by and between KB Home and Computershare, Inc., as Rights Agent, filed as Exhibit 4.1 to our Amended Registration Statement on Form 8-A/A dated April 13, 2018 (File No. 001-09195), is incorporated by reference herein.

4.14
Tenth Supplemental Indenture, dated as of January 22, 2019, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our 2018 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

4.15	Form of 6.875% Senior Notes due 2027, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.16
Form of officers’ certificates and guarantors’ certificates establishing the form and terms of the 6.875% Senior Notes due 2027, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.17	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.18
Form of officers’ certificates and guarantors’ certificates establishing the form and terms of the 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.19	Form of 4.800% Senior Notes due 2029, filed as an exhibit to our Current Report on Form 8-K dated November 4, 2019 (File No. 001-09195), is incorporated by reference herein.

4.20
Form of officers’ certificates and guarantors’ certificates establishing the form and terms of the 4.800% Senior Notes due 2029, filed as an exhibit to our Current Report on Form 8-K dated November 4, 2019 (File No. 001-09195), is incorporated by reference herein.

4.21†	Description of KB Home Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.

10.1	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to our 1998 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.2
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

10.6*	KB Home Death Benefit Only Plan, filed as an exhibit to our 2001 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.7*
Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.8*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to our 2008 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.9*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to our Current Report on Form 8-K dated March 6, 2007 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description

10.10*
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

10.12*	KB Home Executive Severance Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 (File No. 001-09195), is incorporated by reference herein.

10.13
Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 (File No. 001-09195), is incorporated by reference herein.

10.14	Form of Indemnification Agreement, filed as an exhibit to our Current Report on Form 8-K dated April 2, 2010 (File No. 001-09195), is incorporated by reference herein.

10.15*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 (File No. 001-09195), is incorporated by reference herein.

10.16*
Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated July 20, 2010 (File No. 001-09195), is incorporated by reference herein.

10.17*
Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.18*	Executive Severance Benefit Decisions, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.19*
KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger, filed as an exhibit to our 2011 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.20*	KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 (File No. 001-09195), is incorporated by reference herein.

10.21*
Form of Stock Option Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.22*
Form of Performance Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.23*
Form of Restricted Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.24*
Amended KB Home 2014 Equity Incentive Plan, effective April 7, 2016, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2016 (File No. 001-09195), is incorporated by reference herein.

10.25*
Amended KB Home 2010 Equity Incentive Plan, as amended on April 13, 2017, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 (File No. 001-09195), is incorporated by reference herein.

10.26*
Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 6, 2017 (File No. 001-09195), is incorporated by reference herein.

10.27*
Form of Restricted Stock Agreement under the Amended KB Home 2014 Equity Incentive Plan, filed as an exhibit to our 2018 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.28
Fifth Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 11, 2019, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description

10.29†	Third Amended and Restated Revolving Loan Agreement, dated as of October 7, 2019, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
* Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.
† Document filed with this Form 10-K.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KB Home

		By:	/S/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer
Date:	January 24, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JEFFREY T. MEZGER	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 24, 2020
Jeffrey T. Mezger

/S/ JEFF J. KAMINSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 24, 2020
Jeff J. Kaminski

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 24, 2020
William R. Hollinger

/S/ DORENE C. DOMINGUEZ	Director	January 24, 2020
Dorene C. Dominguez

/S/ TIMOTHY W. FINCHEM	Director	January 24, 2020
Timothy W. Finchem

/S/ STUART A. GABRIEL	Director	January 24, 2020
Stuart A. Gabriel

/S/ THOMAS W. GILLIGAN	Director	January 24, 2020
Thomas W. Gilligan

/S/ KENNETH M. JASTROW, II	Director	January 24, 2020
Kenneth M. Jastrow, II

/S/ ROBERT L. JOHNSON	Director	January 24, 2020
Robert L. Johnson

/S/ MELISSA LORA	Director	January 24, 2020
Melissa Lora

/S/ JAMES C. WEAVER	Director	January 24, 2020
James C. Weaver

/S/ MICHAEL M. WOOD	Director	January 24, 2020
Michael M. Wood