Form 10-Q
period 2020-02-29
KB HOME
filed 2020-04-01
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 29, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
There were 90,448,228 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 29, 2020. The registrant’s grantor stock ownership trust held an additional 7,317,336 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended
	February 29, 2020	February 28, 2019
Total revenues	$1,075,935	$811,483
Homebuilding:
Revenues	$1,072,382	$808,788
Construction and land costs	(886,053)	(670,855)
Selling, general and administrative expenses	(126,134)	(106,594)
Operating income	60,195	31,339
Interest income	935	1,105
Equity in income (loss) of unconsolidated joint ventures	1,905	(406)
Homebuilding pretax income	63,035	32,038
Financial services:
Revenues	3,553	2,695
Expenses	(962)	(1,024)
Equity in income of unconsolidated joint ventures	3,222	802
Financial services pretax income	5,813	2,473
Total pretax income	68,848	34,511
Income tax expense	(9,100)	(4,500)
Net income	$59,748	$30,011
Earnings per share:
Basic	$.66	$.34
Diluted	$.63	$.31
Weighted average shares outstanding:
Basic	89,842	86,972
Diluted	94,205	96,962
Cash dividends declared per common share	$.090	$.025
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 29, 2020	November 30, 2019
Assets
Homebuilding:
Cash and cash equivalents	$429,706	$453,814
Receivables	297,215	249,055
Inventories	3,728,616	3,704,602
Investments in unconsolidated joint ventures	57,147	57,038
Property and equipment, net	64,453	65,043
Deferred tax assets, net	312,166	364,493
Other assets	129,719	83,041
	5,019,022	4,977,086
Financial services	33,812	38,396
Total assets	$5,052,834	$5,015,482

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$236,981	$262,772
Accrued expenses and other liabilities	621,558	618,783
Notes payable	1,749,148	1,748,747
	2,607,687	2,630,302
Financial services	2,043	2,058
Stockholders’ equity:
Common stock	122,291	121,593
Paid-in capital	803,420	793,954
Retained earnings	2,211,851	2,157,183
Accumulated other comprehensive loss	(17,149)	(15,506)
Grantor stock ownership trust, at cost	(79,359)	(82,758)
Treasury stock, at cost	(597,950)	(591,344)
Total stockholders’ equity	2,443,104	2,383,122
Total liabilities and stockholders’ equity	$5,052,834	$5,015,482
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income	$59,748	$30,011
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(5,127)	(396)
Distributions of earnings from unconsolidated joint ventures	8,150	2,400
Amortization of discounts, premiums and issuance costs	613	1,468
Depreciation and amortization	7,316	6,446
Deferred income taxes	8,500	4,501
Stock-based compensation	4,950	4,152
Inventory impairments and land option contract abandonments	5,672	3,555
Changes in assets and liabilities:
Receivables	(4,195)	(19,495)
Inventories	(17,941)	(154,083)
Accounts payable, accrued expenses and other liabilities	(60,996)	(70,057)
Other, net	(16,556)	(6,712)
Net cash used in operating activities	(9,866)	(198,210)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(1,668)	(2,527)
Return of investments in unconsolidated joint ventures	500	5,001
Proceeds from sale of building	—	5,804
Purchases of property and equipment, net	(6,671)	(10,025)
Net cash used in investing activities	(7,839)	(1,747)
Cash flows from financing activities:
Proceeds from issuance of debt	—	405,250
Payment of debt issuance costs	—	(5,209)
Repayment of senior notes	—	(230,000)
Borrowings under revolving credit facility	—	140,000
Repayments under revolving credit facility	—	(140,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(28,020)
Issuance of common stock under employee stock plans	8,226	832
Tax payments associated with stock-based compensation awards	(6,219)	(3,342)
Payments of cash dividends	(8,233)	(2,266)
Net cash provided by (used in) financing activities	(6,226)	137,245
Net decrease in cash and cash equivalents	(23,931)	(62,712)
Cash and cash equivalents at beginning of period	454,858	575,119
Cash and cash equivalents at end of period	$430,927	$512,407
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of February 29, 2020, the results of our consolidated operations for the three months ended February 29, 2020 and February 28, 2019, and our consolidated cash flows for the three months ended February 29, 2020 and February 28, 2019. The results of our consolidated operations for the three months ended February 29, 2020 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2019 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2019, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $244.5 million at February 29, 2020 and $302.5 million at November 30, 2019. At February 29, 2020 and November 30, 2019, our cash equivalents were invested in interest-bearing bank deposit accounts and money market funds.
Comprehensive Income. Our comprehensive income was $59.7 million for the three months ended February 29, 2020 and $30.0 million for three months ended February 28, 2019. Our comprehensive income for each of the three-month periods ended February 29, 2020 and February 28, 2019 was equal to our net income for the respective periods.
Adoption of New Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires leases with original lease terms of more than 12 months to be recorded on the balance sheet. On December 1, 2019, we adopted ASU 2016-02 and its related amendments (collectively, “ASC 842”) using the modified retrospective method. Results for reporting periods beginning December 1, 2019 and after are presented under ASC 842, while results for prior reporting periods have not been adjusted and continue to be presented under the accounting guidance in effect for those periods. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our original assessment of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. The adoption of ASC 842 resulted in our recording lease right-of-use assets and lease liabilities of $31.2 million on our consolidated balance sheet as of December 1, 2019. Lease right-of-use assets are classified within other assets on our consolidated balance sheet, and lease liabilities are classified within accrued expenses and other liabilities. At the December 1, 2019 adoption date, we also recorded a cumulative effect adjustment to increase beginning retained earnings by $1.5 million, net of tax, to recognize a previously deferred gain on our sale and leaseback of an office building in 2019. The adoption of ASC 842 did not materially impact our consolidated statements of operations or consolidated cash flows. Further information regarding our leases is provided in Note 13 – Leases.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (“TCJA”), and requires certain disclosures about stranded tax effects. We adopted ASU 2018-02 effective December 1, 2019 and elected to reclassify the income tax effects of the TCJA from accumulated other comprehensive loss to retained earnings, which resulted in an increase of $1.6 million to both retained earnings and accumulated other comprehensive loss, with no impact on total stockholders’ equity. Amounts for prior reporting periods have not been adjusted and continue to be presented under the accounting guidance in effect for those periods.
Recent Accounting Pronouncements Not Yet Adopted. In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an incurred loss approach to a new expected credit loss methodology. ASU 2016-13 is effective for us beginning December 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”), and clarifies certain aspects of ASC 740 to promote consistency among reporting entities.  ASU 2019-12 is effective for us beginning December 1, 2022, with early adoption permitted. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.  We are currently evaluating the potential impact of adopting the guidance on our consolidated financial statements.

2.	Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of February 29, 2020, our homebuilding reporting segments conducted ongoing operations in the following states:
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
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Southwest, Central and Southeast homebuilding reporting segments. Our financial services reporting segment earns revenues primarily from insurance commissions and from the provision of title services.
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

The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Revenues:
West Coast	$484,497	$305,810
Southwest	191,318	157,656
Central	283,513	241,592
Southeast	113,054	103,730
Total	$1,072,382	$808,788

Pretax income (loss):
West Coast	$34,029	$17,916
Southwest	32,112	22,072
Central	22,678	18,583
Southeast	2,630	(545)
Corporate and other	(28,414)	(25,988)
Total	$63,035	$32,038

Inventory impairment and land option contract abandonment charges:
West Coast	$4,392	$3,251
Southwest	171	59
Central	984	245
Southeast	125	—
Total	$5,672	$3,555

	February 29, 2020	November 30, 2019
Assets:
West Coast	$1,936,066	$1,925,192
Southwest	732,656	674,310
Central	1,045,352	1,035,563
Southeast	438,274	441,451
Corporate and other	866,674	900,570
Total	$5,019,022	$4,977,086

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Revenues
Insurance commissions	$1,953	$1,472
Title services	1,600	1,217
Interest income	—	6
Total	3,553	2,695
Expenses
General and administrative	(962)	(1,024)
Operating income	2,591	1,671
Equity in income of unconsolidated joint ventures	3,222	802
Pretax income	$5,813	$2,473

	February 29, 2020	November 30, 2019
Assets
Cash and cash equivalents	$1,221	$1,044
Receivables	1,589	2,232
Investments in unconsolidated joint ventures	9,446	14,374
Other assets (a)	21,556	20,746
Total assets	$33,812	$38,396
Liabilities
Accounts payable and accrued expenses	$2,043	$2,058
Total liabilities	$2,043	$2,058

(a)
Other assets at February 29, 2020 and November 30, 2019 included $21.1 million and $20.6 million, respectively, of contract assets for estimated future renewal commissions related to then-existing insurance policies.

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	February 29, 2020	February 28, 2019
Numerator:
Net income	$59,748	$30,011
Less: Distributed earnings allocated to nonvested restricted stock	(44)	(14)
Less: Undistributed earnings allocated to nonvested restricted stock	(281)	(176)
Numerator for basic earnings per share	59,423	29,821

	Three Months Ended
	February 29, 2020	February 28, 2019
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	—	541
Add: Undistributed earnings allocated to nonvested restricted stock	281	176
Less: Undistributed earnings reallocated to nonvested restricted stock	(268)	(158)
Numerator for diluted earnings per share	$59,436	$30,380

Denominator:
Weighted average shares outstanding — basic	89,842	86,972
Effect of dilutive securities:
Share-based payments	4,363	4,202
Convertible senior notes	—	5,788
Weighted average shares outstanding — diluted	94,205	96,962
Basic earnings per share	$.66	$.34
Diluted earnings per share	$.63	$.31

We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 29, 2020 or February 28, 2019.
For the three months ended February 29, 2020, no outstanding stock options were excluded from the diluted earnings per share calculation. For the three-month period ended February 28, 2019, outstanding stock options to purchase .8 million shares of our common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. The diluted earnings per share calculation for the three months ended February 28, 2019 included the dilutive effect of the $230.0 million in aggregate principal amount of our 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”) based on the number of days they were outstanding during the period. We repaid these notes at their February 1, 2019 maturity.
Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.

5.	Receivables
Receivables consisted of the following (in thousands):

	February 29, 2020	November 30, 2019
Due from utility companies, improvement districts and municipalities	$129,234	$128,047
Recoveries related to self-insurance and other legal claims	77,217	80,729
Income taxes receivable	44,304	—
Refundable deposits and bonds	11,494	10,925
Other	43,317	37,846
Subtotal	305,566	257,547
Allowance for doubtful accounts	(8,351)	(8,492)
Total	$297,215	$249,055

6.	Inventories
Inventories consisted of the following (in thousands):

	February 29, 2020	November 30, 2019
Homes completed or under construction	$1,306,344	$1,340,412
Land under development	2,271,073	2,213,713
Land held for future development or sale (a)	151,199	150,477
Total	$3,728,616	$3,704,602

(a)    Land held for sale totaled $21.3 million at February 29, 2020 and $19.3 million at November 30, 2019.
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
Our interest costs were as follows (in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Capitalized interest at beginning of period	$195,738	$209,129
Interest incurred	30,962	34,788
Interest amortized to construction and land costs (a)	(34,575)	(30,547)
Capitalized interest at end of period (b)	$192,125	$213,370

(a)
Interest amortized to construction and land costs for the three months ended February 28, 2019 included $.6 million related to land sales during the period. There was no such interest amortized for the three months ended February 29, 2020.

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
We evaluated 13 and 18 communities or land parcels for recoverability at February 29, 2020 and February 28, 2019, respectively, including certain communities or land parcels previously held for future development that were reactivated as part of our ongoing efforts to improve asset efficiency. The carrying values of the communities or land parcels evaluated were $116.3 million at February 29, 2020 and $96.2 million at February 28, 2019.
Based on the results of our evaluations, we recognized inventory impairment charges of $5.1 million for the three months ended February 29, 2020 and $3.2 million for the three months ended February 28, 2019. The impairment charges for the three months ended February 29, 2020 and February 28, 2019 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended
Unobservable Input (a)	February 29, 2020	February 28, 2019
Average selling price	$302,700 - $915,500	$1,045,400
Deliveries per month	1 - 4	1
Discount rate	17% - 18%	17%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of February 29, 2020, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $106.5 million, representing 18 communities and various other land parcels. As of November 30, 2019, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $115.6 million, representing 19 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.6 million for the three months ended February 29, 2020 and $.4 million for the three months ended February 28, 2019.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.

8.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at February 29, 2020 and November 30, 2019 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at February 29, 2020 and November 30, 2019 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of February 29, 2020 and November 30, 2019, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 29, 2020		November 30, 2019
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$34,070	$793,439	$34,595	$823,427
Other land option contracts and other similar contracts	41,536	599,426	40,591	600,092
Total	$75,606	$1,392,865	$75,186	$1,423,519

In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $32.0 million at February 29, 2020 and $32.8 million at November 30, 2019. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $20.9 million at February 29, 2020 and $12.2 million at November 30, 2019.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Revenues	$27,547	$12,192
Construction and land costs	(21,543)	(12,220)
Other expense, net	(2,107)	(628)
Income (loss)	$3,897	$(656)

The higher combined revenues and income for the three months ended February 29, 2020, as compared to the year-earlier period, mainly reflected homes delivered from an unconsolidated joint venture in California. In the three months ended February 28, 2019, our unconsolidated joint ventures did not deliver any homes.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	February 29, 2020	November 30, 2019
Assets
Cash	$38,454	$23,965
Inventories	126,240	139,536
Other assets	730	792
Total assets	$165,424	$164,293

Liabilities and equity
Accounts payable and other liabilities	$13,352	$13,282
Notes payable (a)	39,463	40,672
Equity	112,609	110,339
Total liabilities and equity	$165,424	$164,293

(a)
As of both February 29, 2020 and November 30, 2019, we had investments in five unconsolidated joint ventures, one of which had a construction loan agreement with a third-party lender to finance its land development activities. The outstanding debt is secured by the underlying property and related project assets and is non-recourse to us. All of the outstanding secured debt at February 29, 2020 is scheduled to mature in February 2021. However, the loan agreement provides for a one-year extension beyond this date. None of our other unconsolidated joint ventures had outstanding debt at February 29, 2020 or November 30, 2019.

We and our partner in the unconsolidated joint venture that has the above-noted outstanding construction loan agreement at February 29, 2020 provide certain guarantees and indemnities to the lender, including a guaranty to complete the construction of improvements for the project; a guaranty against losses the lender suffers due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity of the lender from environmental issues. Our actual responsibility under the foregoing guaranty and indemnity obligations is limited to our pro rata interest in the unconsolidated joint venture. We do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. However, various financial and non-financial covenants apply with respect to the outstanding secured debt and the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations, if and as may be applicable. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements.

10.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	February 29, 2020	November 30, 2019
Computer software and equipment	$28,114	$27,091
Model furnishings and sales office improvements	84,624	82,117
Leasehold improvements, office furniture and equipment	16,686	16,173
Subtotal	129,424	125,381
Less accumulated depreciation	(64,971)	(60,338)
Total	$64,453	$65,043

11.	Other Assets
Other assets consisted of the following (in thousands):

	February 29, 2020	November 30, 2019
Cash surrender value and benefit receivable from corporate-owned life insurance contracts	$74,010	$73,849
Lease right-of-use assets	32,036	—
Prepaid expenses	20,637	5,944
Debt issuance costs associated with unsecured revolving credit facility, net	3,036	3,248
Total	$129,719	$83,041

12.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 29, 2020	November 30, 2019
Self-insurance and other legal liabilities	$231,299	$229,483
Employee compensation and related benefits	114,379	163,646
Warranty liability	90,213	88,839
Accrued interest payable	36,435	32,507
Inventory-related obligations (a)	34,130	26,264
Lease liabilities	33,538	—
Customer deposits	32,888	22,382
Real estate and business taxes	11,870	14,872
Other	36,806	40,790
Total	$621,558	$618,783

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

13.	Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded on our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Some of our leases include one or more renewal options, the exercise of which is generally at our discretion. Such options are excluded from our calculations of lease right-of-use assets and lease liabilities until we determine it is reasonably certain the option will be exercised. Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments. In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization. Our lease population at February 29, 2020 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate office, division offices and design studios, as well as certain equipment leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. For the three months ended February 29, 2020, our total lease expense was $5.0 million, which included short-term lease costs of $2.1 million. Variable lease costs and external sublease income for the three months ended February 29, 2020 were immaterial.
The following table presents our lease right-of-use assets and lease liabilities as of February 29, 2020 and other information about our leases for the three months ended February 29, 2020 (dollars in thousands):

Lease right-of-use assets (a)	$32,388
Lease liabilities (b)	33,918
Lease right-of-use assets obtained in exchange for new lease liabilities	3,640
Non-cash operating lease expense	—
Cash payments on lease liabilities	2,743
Weighted-average remaining lease term	5.0 years
Weighted-average discount rate (incremental borrowing rate)	5.1%

(a)	Represents lease right-of-use assets of $32.0 million within our homebuilding operations and $.4 million within our financial services operations.

(b)	Represents lease liabilities of $33.5 million within our homebuilding operations and $.4 million within our financial services operations.
As of February 29, 2020, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2020	$7,826
2021	8,342
2022	7,058
2023	5,234
2024	4,289
Thereafter	5,875
Total lease payments	38,624
Less: Interest	(4,706)
Present value of lease liabilities	$33,918

14.	Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Income tax expense	$9,100	$4,500
Effective tax rate	13.2%	13.0%

Our income tax expense and effective tax rate for the three months ended February 29, 2020 included the favorable effects of $5.6 million of excess tax benefits related to stock-based compensation and $4.0 million of federal energy tax credits that we earned from building energy-efficient homes. Our income tax expense and effective tax rate for the three months ended February 28, 2019 included the favorable impacts of a $3.3 million reversal of a deferred tax asset valuation allowance related to refundable alternative minimum tax credits and $2.0 million of excess tax benefits related to stock-based compensation, which were partly offset by $.8 million of other items.

The federal energy tax credits for the three months ended February 29, 2020 resulted from legislation enacted in December 2019, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2020. Prior to this legislation, the tax credit expired on December 31, 2017. This extension is expected to benefit our income tax provision in future periods.
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
Our deferred tax assets of $331.4 million as of February 29, 2020 and $383.7 million as of November 30, 2019 were both partly offset by valuation allowances of $19.2 million. Our deferred tax assets as of February 29, 2020 reflected the reclassification of $43.3 million of alternative minimum tax credits from deferred tax assets to receivables due to the filing of our 2019 federal income tax return claiming a refund of these credits. The deferred tax asset valuation allowances as of February 29, 2020 and November 30, 2019 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of February 29, 2020, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax valuation allowance were needed for the three months ended February 29, 2020.
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
Unrecognized Tax Benefits. As of February 29, 2020 and November 30, 2019, we had no gross unrecognized tax benefits. The fiscal years ending 2016 and later remain open to federal examinations, while 2015 and later remain open to state examinations.

15.	Notes Payable
Notes payable consisted of the following (in thousands):

	February 29, 2020	November 30, 2019
Mortgages and land contracts due to land sellers and other loans	$7,889	$7,889
7.00% Senior notes due December 15, 2021	448,375	448,164
7.50% Senior notes due September 15, 2022	348,408	348,267
7.625% Senior notes due May 15, 2023	351,633	351,748
6.875% Senior notes due June 15, 2027	296,471	296,379
4.80% Senior notes due November 15, 2029	296,372	296,300
Total	$1,749,148	$1,748,747

The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, premiums and discounts, which totaled $8.7 million at February 29, 2020 and $9.1 million at November 30, 2019.
Unsecured Revolving Credit Facility. We have an $800.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on October 7, 2023. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.00 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .20% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 29, 2020, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 29, 2020, we had $787.6 million available for cash borrowings under the Credit Facility, with up to $237.6 million of that amount available for the issuance of letters of credit.
Letter of Credit Facility. We have an unsecured letter of credit agreement with a financial institution (“LOC Facility”). Under the LOC Facility, which expires on February 13, 2022, we may issue up to $50.0 million of letters of credit. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of February 29, 2020, we had $33.4 million of letters of credit outstanding under the LOC Facility. We had $15.8 million letters of credit outstanding under the LOC Facility as of November 30, 2019.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 29, 2020, inventories having a carrying value of $30.8 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Senior Notes. All of the senior notes outstanding at February 29, 2020 and November 30, 2019 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our and our guarantor subsidiaries’ existing unsecured and unsubordinated indebtedness. Interest on each of these senior notes is payable semi-annually.
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
As of February 29, 2020, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of February 29, 2020, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2020 – $7.9 million; 2021 – $0; 2022 – $800.0 million; 2023 – $350.0 million; 2024 – $0; and thereafter – $600.0 million.

16.	Fair Value Disclosures
Fair value measurements of assets and liabilities are categorized based on the following hierarchy:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.
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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the three months ended February 29, 2020 and the year ended November 30, 2019 (in thousands):

		February 29, 2020			November 30, 2019
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$14,394	$(5,105)	$9,289	$41,160	$(14,031)	$27,129

(a)
Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period as of the date that the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 29, 2020		November 30, 2019
	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,741,259	$1,936,250	$1,740,858	$1,921,563

(a)	The carrying values for the senior notes include unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.
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

17.	Commitments and Contingencies
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

The changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Balance at beginning of period	$88,839	$82,490
Warranties issued	8,363	6,294
Payments	(6,989)	(4,593)
Balance at end of period	$90,213	$84,191

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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $50.8 million and $50.6 million are included in receivables in our consolidated balance sheets at February 29, 2020 and November 30, 2019, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Balance at beginning of period	$177,765	$176,841
Self-insurance expense (a)	4,634	3,747
Payments (b)	(918)	(2,726)
Balance at end of period	$181,481	$177,862

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Includes net changes in estimated probable insurance and other recoveries, which are recorded in receivables, to present our self-insurance liability on a gross basis.
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
Florida Chapter 558 Actions (Individual and Homeowner Association Claims). We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of February 29, 2020, we had approximately 480 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At February 29, 2020, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible.

Townhome Community Construction Defect Claims. In the 2016 fourth quarter, we received claims from a homeowners association alleging there were construction defects, primarily involving roofing and stucco issues, at a completed townhome community in Northern California totaling approximately $25.0 million. We, along with our outside consultants, have continued to investigate these allegations and we currently expect it may take additional quarters to fully evaluate them. At February 29, 2020, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries that reflected the status of our investigation to such date. At this stage of our investigation into these allegations, it is reasonably possible that our loss could exceed the amount accrued by an estimated range of $0 to $8.0 million. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs. We are in discussions with the homeowners association regarding the claims and their resolution.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 29, 2020, we had $817.5 million of performance bonds and $45.8 million of letters of credit outstanding. At November 30, 2019, we had $793.9 million of performance bonds and $34.7 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 29, 2020, we had total cash deposits of $75.6 million to purchase land having an aggregate purchase price of $1.39 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

18.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 29, 2020, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

19.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended February 29, 2020 and February 28, 2019
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2019	121,593	(7,631)	(24,356)	$121,593	$793,954	$2,157,183	$(15,506)	$(82,758)	$(591,344)	$2,383,122
Cumulative effect of adoption of ASC 842	—	—	—	—	—	1,510	—	—	—	1,510
Reclassification of stranded tax effects (ASU 2018-02)	—	—	—	—	—	1,643	(1,643)	—	—	—
Net income	—	—	—	—	—	59,748	—	—	—	59,748
Dividends on common stock	—	—	—	—	—	(8,233)	—	—	—	(8,233)
Employee stock options/other	698	—	—	698	7,528	—	—	—	—	8,226
Stock awards	—	314	(15)	—	(3,012)	—	—	3,399	(387)	—
Stock-based compensation	—	—	—	—	4,950	—	—	—	—	4,950
Tax payments associated with stock-based compensation awards	—	—	(155)	—	—	—	—	—	(6,219)	(6,219)
Balance at February 29, 2020	122,291	(7,317)	(24,526)	$122,291	$803,420	$2,211,851	$(17,149)	$(79,359)	$(597,950)	$2,443,104

Balance at November 30, 2018	119,196	(8,157)	(24,113)	$119,196	$753,570	$1,897,168	$(9,565)	$(88,472)	$(584,397)	$2,087,500
Cumulative effect of adoption of ASC 606	—	—	—	—	—	11,610	—	—	—	11,610
Net income	—	—	—	—	—	30,011	—	—	—	30,011
Dividends on common stock	—	—	—	—	—	(2,266)	—	—	—	(2,266)
Employee stock options/other	62	—	—	62	770	—	—	—	—	832
Stock awards	—	297	(4)	—	(3,151)	—	—	3,226	(75)	—
Stock-based compensation	—	—	—	—	4,152	—	—	—	—	4,152
Tax payments associated with stock-based compensation awards	—	—	(147)	—	—	—	—	—	(3,342)	(3,342)
Balance at February 28, 2019	119,258	(7,860)	(24,264)	$119,258	$755,341	$1,936,523	$(9,565)	$(85,246)	$(587,814)	$2,128,497

On February 20, 2020, the management development and compensation committee of our board of directors approved the payout of 313,246 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on October 6, 2016. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on cumulative earnings per share, average return on invested capital, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2016 through November 30, 2019. Of the shares of common stock paid out, 155,307 shares or $6.2 million, were purchased by us in the 2020 first quarter to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
As of February 29, 2020, we were authorized to repurchase 2,193,947 shares of our common stock under a board of directors approved share repurchase program. We did not repurchase any of our common stock under this program in the three months ended February 29, 2020.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. The 2014 Plan was amended in April 2016. As of February 29, 2020, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.
During the three-month period ended February 29, 2020, our board of directors declared, and we paid, a quarterly cash dividend of $.090 per share of common stock. During the three-month period ended February 28, 2019, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock.

20.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the three months ended February 29, 2020:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	4,163,481	$13.00
Granted	—	—
Exercised	(698,372)	11.78
Cancelled	(6,000)	45.16
Options outstanding at end of period	3,459,109	$13.20
Options exercisable at end of period	3,459,109	$13.20

We have not granted any new stock option awards since 2016. As of February 29, 2020, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 4.4 years. At February 29, 2020, there was no unrecognized compensation expense related to stock option awards as all of these awards were fully vested. For the three-month period ended February 29, 2020, there was no stock-based compensation expense associated with stock options. For the three months ended February 28, 2019, stock-based compensation expense associated with stock options was nominal. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $67.1 million at February 29, 2020. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $5.0 million and $4.1 million for the three months ended February 29, 2020 and February 28, 2019, respectively, related to restricted stock and PSUs.

21.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Summary of cash and cash equivalents at end of period:
Homebuilding	$429,706	$511,690
Financial services	1,221	717
Total	$430,927	$512,407
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(3,928)	$(15,318)
Income taxes paid	139	113
Supplemental disclosures of non-cash activities:
Reclassification of federal tax refund from deferred tax assets to receivables	$43,322	$—
Increase in operating lease right-of-use assets and lease liabilities due to adoption of ASC 842	31,199	—
Increase (decrease) in consolidated inventories not owned	8,781	(16,262)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	2,964	1,946
Decrease in inventories due to adoption of ASC 606	—	(35,288)
Increase in property and equipment, net due to adoption of ASC 606	—	31,194

22.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of February 29, 2020.
Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended February 29, 2020
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$992,545	$83,390	$—	$1,075,935
Homebuilding:
Revenues	$—	$992,545	$79,837	$—	$1,072,382
Construction and land costs	—	(815,558)	(70,495)	—	(886,053)
Selling, general and administrative expenses	(27,650)	(93,012)	(5,472)	—	(126,134)
Operating income (loss)	(27,650)	83,975	3,870	—	60,195
Interest income	884	—	51	—	935
Interest expense	(29,555)	—	(1,407)	30,962	—
Intercompany interest	80,580	(45,836)	(3,782)	(30,962)	—
Equity in income of unconsolidated joint ventures	—	1,905	—	—	1,905
Homebuilding pretax income (loss)	24,259	40,044	(1,268)	—	63,035
Financial services pretax income	—	—	5,813	—	5,813
Total pretax income	24,259	40,044	4,545	—	68,848
Income tax expense	(3,100)	(5,100)	(900)	—	(9,100)
Equity in net income of subsidiaries	38,589	—	—	(38,589)	—
Net income	$59,748	$34,944	$3,645	$(38,589)	$59,748

	Three Months Ended February 28, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$744,453	$67,030	$—	$811,483
Homebuilding:
Revenues	$—	$744,453	$64,335	$—	$808,788
Construction and land costs	—	(611,041)	(59,814)	—	(670,855)
Selling, general and administrative expenses	(25,382)	(75,540)	(5,672)	—	(106,594)
Operating income (loss)	(25,382)	57,872	(1,151)	—	31,339
Interest income	1,014	—	91	—	1,105
Interest expense	(33,195)	(321)	(1,272)	34,788	—
Intercompany interest	77,972	(41,738)	(1,446)	(34,788)	—
Equity in loss of unconsolidated joint ventures	—	(406)	—	—	(406)
Homebuilding pretax income (loss)	20,409	15,407	(3,778)	—	32,038
Financial services pretax income	—	—	2,473	—	2,473
Total pretax income (loss)	20,409	15,407	(1,305)	—	34,511
Income tax expense	(700)	(3,400)	(400)	—	(4,500)
Equity in net income of subsidiaries	10,302	—	—	(10,302)	—
Net income (loss)	$30,011	$12,007	$(1,705)	$(10,302)	$30,011

Condensed Consolidating Balance Sheets (in thousands)

	February 29, 2020
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$309,983	$92,853	$26,870	$—	$429,706
Receivables	44,583	184,288	68,344	—	297,215
Inventories	—	3,391,612	337,004	—	3,728,616
Investments in unconsolidated joint ventures	—	57,147	—	—	57,147
Property and equipment, net	25,185	36,047	3,221	—	64,453
Deferred tax assets, net	93,510	203,661	14,995	—	312,166
Other assets	102,826	19,198	7,695	—	129,719
	576,087	3,984,806	458,129	—	5,019,022
Financial services	—	—	33,812	—	33,812
Intercompany receivables	3,630,262	—	196,703	(3,826,965)	—
Investments in subsidiaries	162,105	—	—	(162,105)	—
Total assets	$4,368,454	$3,984,806	$688,644	$(3,989,070)	$5,052,834
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$137,855	$429,680	$291,004	$—	$858,539
Notes payable	1,716,149	7,889	25,110	—	1,749,148
	1,854,004	437,569	316,114	—	2,607,687
Financial services	—	—	2,043	—	2,043
Intercompany payables	71,346	3,507,195	248,424	(3,826,965)	—
Stockholders’ equity	2,443,104	40,042	122,063	(162,105)	2,443,104
Total liabilities and stockholders’ equity	$4,368,454	$3,984,806	$688,644	$(3,989,070)	$5,052,834

	November 30, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$357,966	$65,434	$30,414	$—	$453,814
Receivables	1,934	181,047	66,074	—	249,055
Inventories	—	3,400,307	304,295	—	3,704,602
Investments in unconsolidated joint ventures	—	57,038	—	—	57,038
Property and equipment, net	24,250	37,539	3,254	—	65,043
Deferred tax assets, net	96,301	237,877	30,315	—	364,493
Other assets	78,686	2,666	1,689	—	83,041
	559,137	3,981,908	436,041	—	4,977,086
Financial services	—	—	38,396	—	38,396
Intercompany receivables	3,624,081	—	186,022	(3,810,103)	—
Investments in subsidiaries	115,753	—	—	(115,753)	—
Total assets	$4,298,971	$3,981,908	$660,459	$(3,925,856)	$5,015,482
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$139,137	$453,929	$288,489	$—	$881,555
Notes payable	1,715,748	7,889	25,110	—	1,748,747
	1,854,885	461,818	313,599	—	2,630,302
Financial services	—	—	2,058	—	2,058
Intercompany payables	60,964	3,520,090	229,049	(3,810,103)	—
Stockholders’ equity	2,383,122	—	115,753	(115,753)	2,383,122
Total liabilities and stockholders’ equity	$4,298,971	$3,981,908	$660,459	$(3,925,856)	$5,015,482

Condensed Consolidating Statements of Cash Flows (in thousands)

	Three Months Ended February 29, 2020
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(21,949)	$31,705	$(19,622)	$—	$(9,866)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(1,668)	—	—	(1,668)
Return of investments in unconsolidated joint ventures	—	500	—	—	500
Purchases of property and equipment, net	(1,048)	(4,432)	(1,191)	—	(6,671)
Intercompany	(18,760)	—	—	18,760	—
Net cash used in investing activities	(19,808)	(5,600)	(1,191)	18,760	(7,839)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	8,226	—	—	—	8,226
Tax payments associated with stock-based compensation awards	(6,219)	—	—	—	(6,219)
Payments of cash dividends	(8,233)	—	—	—	(8,233)
Intercompany	—	1,314	17,446	(18,760)	—
Net cash provided by (used in) financing activities	(6,226)	1,314	17,446	(18,760)	(6,226)
Net increase (decrease) in cash and cash equivalents	(47,983)	27,419	(3,367)	—	(23,931)
Cash and cash equivalents at beginning of period	357,966	65,434	31,458	—	454,858
Cash and cash equivalents at end of period	$309,983	$92,853	$28,091	$—	$430,927

	Three Months Ended February 28, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$13,062	$(337,286)	$126,014	$—	$(198,210)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(2,527)	—	—	(2,527)
Return of investments in unconsolidated joint ventures	—	5,001	—	—	5,001
Proceeds from sale of building	—	5,804	—	—	5,804
Purchases of property and equipment, net	(2,068)	(2,032)	(5,925)	—	(10,025)
Intercompany	(190,765)	—	—	190,765	—
Net cash provided by (used in) investing activities	(192,833)	6,246	(5,925)	190,765	(1,747)
Cash flows from financing activities:
Proceeds from issuance of debt	405,250	—	—	—	405,250
Payment of debt issuance costs	(5,209)	—	—	—	(5,209)
Repayment of senior notes	(230,000)	—	—	—	(230,000)
Borrowings under revolving credit facility	140,000	—	—	—	140,000
Repayments under revolving credit facility	(140,000)	—	—	—	(140,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(28,020)	—	—	(28,020)
Issuance of common stock under employee stock plans	832	—	—	—	832
Tax payments associated with stock-based compensation awards	(3,342)	—	—	—	(3,342)
Payments of cash dividends	(2,266)	—	—	—	(2,266)
Intercompany	—	325,137	(134,372)	(190,765)	—
Net cash provided by (used in) financing activities	165,265	297,117	(134,372)	(190,765)	137,245
Net decrease in cash and cash equivalents	(14,506)	(33,923)	(14,283)	—	(62,712)
Cash and cash equivalents at beginning of period	429,977	114,269	30,873	—	575,119
Cash and cash equivalents at end of period	$415,471	$80,346	$16,590	$—	$512,407

23.	Subsequent Event
On March 11, 2020, the World Health Organization characterized the outbreak of the coronavirus disease known as COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
In response to these steps, in mid-March, we temporarily closed our sales centers, model homes and design studios to the general public. During this time, we have shifted to an appointment-only personalized home sales process where permitted, following recommended distancing and other health and safety protocols when meeting in person with a customer, and we are leveraging our virtual sales tools to give customers the ability to shop for a new KB home from their mobile device or personal computer. Combined with our limiting construction operations largely to authorized activities and a reduction in the availability, capacity and efficiency of municipal and private services necessary to the progress of land development, homebuilding, completing mortgage loans and delivering homes, which in each case has varied by market depending on the scope of the restrictions local authorities have established, these appropriate measures have tempered our sales pace and delayed home deliveries in the latter part of March and through the date of this report. Although we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock, we expect this situation will have a negative impact on our consolidated financial statements in the second quarter and in later periods of 2020 that may be material, but cannot be reasonably estimated at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended
	February 29, 2020	February 28, 2019	Variance
Revenues:
Homebuilding	$1,072,382	$808,788	33%
Financial services	3,553	2,695	32
Total revenues	$1,075,935	$811,483	33%
Pretax income:
Homebuilding	$63,035	$32,038	97%
Financial services	5,813	2,473	135
Total pretax income	68,848	34,511	99
Income tax expense	(9,100)	(4,500)	(102)
Net income	$59,748	$30,011	99%
Basic earnings per share	$.66	$.34	94%
Diluted earnings per share	$.63	$.31	103%

Housing market conditions were generally healthy through the three months ended February 29, 2020, and we continued to execute on our long-standing, customer-centric operating strategy. Among other things, this strategy focuses on giving our customers the ability to personalize their homes at prices that are affordable relative to local median household income levels in order to appeal to a wide array of consumers, primarily first-time homebuyers, as well as to move-up and active adult homebuyers. In the 2020 first quarter, approximately 57% of our homes delivered were to first-time homebuyers, compared to approximately 52% in the year-earlier quarter.
Within our homebuilding operations, housing revenues for the 2020 first quarter grew from the year-earlier quarter, reflecting a 28% increase in the number of homes delivered to 2,752 and a 5% rise in the overall average selling price to $389,500. Homebuilding operating income for the current quarter increased 92% year over year to $60.2 million, and, as a percentage of related revenues, improved 170 basis points to 5.6%. Our housing gross profits for the quarter increased compared to the year-earlier period, mainly due to higher housing revenues and a 30-basis point increase in our housing gross profit margin to 17.4%.
The year-over-year increase in our housing gross profit margin primarily reflected improved operating leverage due to higher housing revenues, and lower relative amortization of previously capitalized interest, partially offset by a shift in the mix of homes delivered. Our selling, general and administrative expense ratio improved 160 basis points to 11.8% of housing revenues, mainly as a result of increased operating leverage due to higher housing revenues in the quarter.
The following table presents information concerning our net orders, cancellation rates, ending backlog and community count for the three-month periods ended February 29, 2020 and February 28, 2019 (dollars in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Net orders	3,495	2,675
Net order value (a)	$1,382,654	$1,022,087
Cancellation rates (b)	14%	20%
Ending backlog — homes	5,821	4,631
Ending backlog — value	$2,124,551	$1,658,284
Ending community count	250	248
Average community count	251	244

(a)
Net order value represents the potential future housing revenues associated with net orders generated during the period, as well as homebuyer selections of lot and product premiums and design studio options and upgrades for homes in backlog during the same period.

(b)	Cancellation rates represent the total number of contracts for new homes cancelled during a period divided by the total (gross) orders for new homes generated during the same period.
Net Orders. For the three months ended February 29, 2020, net orders from our homebuilding operations increased 31% from the year-earlier period due to a 3% expansion of our overall average community count and an increase in monthly net orders per community to 4.6 from 3.7. The value of our 2020 first quarter net orders rose 35% from the year-earlier quarter as a result of the growth in net orders and an increase in the overall average selling price of those orders. The year-over-year increase in net orders and overall net order value reflected improvements in all four of our homebuilding reporting segments, with net order value increases ranging from 5% in our Southeast segment to 51% in our Southwest segment. In our Southwest segment, net order value rose due to a 44% increase in net orders, primarily due to the segment’s higher monthly net orders per community and a 5% increase in the average selling price of those orders. In our Southeast segment, the year-over-year improvement in net order value reflected 3% growth in net orders as a result of the segment’s higher monthly net orders per community and a slight increase in the average selling price of those orders. Our cancellation rate as a percentage of gross orders for the three months ended February 29, 2020 improved from the year-earlier quarter.
Backlog. The number of homes in our backlog at February 29, 2020 increased 26% from February 28, 2019. The potential future housing revenues in our backlog at February 29, 2020 grew 28% from the prior-year period, reflecting the higher number of homes in our backlog and a slight increase in the overall average selling price of those homes. The increases in the number of homes in backlog and our backlog value reflected growth in each of our four homebuilding reporting segments.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2020 first quarter grew 3% from the year-earlier period, reflecting increases of 21% in our West Coast homebuilding reporting segment and 3% in our Southwest segment that were partly offset by decreases of 5% and 4% in our Central and Southeast segments, respectively. Our ending community count rose slightly from the prior-year quarter. The year-over-year increases in our overall average and ending community counts reflected the investments in land and land development we have made over the past several quarters.
COVID-19 Impact. While we produced strong results in our 2020 first quarter, and mortgage interest rates fell, the significant and wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom, are expected to negatively impact our consolidated financial statements in the second quarter and in later periods of 2020. Although we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19, we could experience material declines in our net orders, homes delivered, average selling prices, revenues, cash flow and/or profitability in one or more periods in 2020 (in addition to the second quarter) compared to the corresponding prior-year periods and compared to our expectations at the beginning of our 2020 fiscal year. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below under Part II, Item 1A – Risk Factors.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2020	February 28, 2019
Revenues:
Housing	$1,071,810	$798,171
Land	572	10,617
Total	1,072,382	808,788
Costs and expenses:
Construction and land costs
Housing	(885,481)	(661,328)
Land	(572)	(9,527)
Total	(886,053)	(670,855)
Selling, general and administrative expenses	(126,134)	(106,594)
Total	(1,012,187)	(777,449)
Operating income	$60,195	$31,339
Homes delivered	2,752	2,152
Average selling price	$389,500	$370,900
Housing gross profit margin as a percentage of housing revenues	17.4%	17.1%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	17.9%	17.6%
Adjusted housing gross profit margin as a percentage of housing revenues	21.1%	21.3%
Selling, general and administrative expenses as a percentage of housing revenues	11.8%	13.4%
Operating income as a percentage of homebuilding revenues	5.6%	3.9%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of February 29, 2020, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California and Washington; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended
	Homes Delivered		Net Orders		Cancellation Rates
Segment	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
West Coast	794	497	979	699	11%	20%
Southwest	603	483	765	533	11	13
Central	968	824	1,217	926	16	24
Southeast	387	348	534	517	18	20
Total	2,752	2,152	3,495	2,675	14%	20%

	Net Order Value			Average Community Count
Segment	February 29, 2020	February 28, 2019	Variance	February 29, 2020	February 28, 2019	Variance
West Coast	$598,416	$420,461	42%	74	61	21%
Southwest	257,220	170,839	51	39	38	3
Central	373,481	284,266	31	90	95	(5)
Southeast	153,537	146,521	5	48	50	(4)
Total	$1,382,654	$1,022,087	35%	251	244	3%

	February 29, 2020 and February 28, 2019
	Backlog – Homes			Backlog – Value
Segment	February 29, 2020	February 28, 2019	Variance	February 29, 2020	February 28, 2019	Variance
West Coast	1,228	917	34%	$712,218	$533,076	34%
Southwest	1,400	976	43	456,024	315,797	44
Central	2,237	1,816	23	680,904	537,351	27
Southeast	956	922	4	275,405	272,060	1
Total	5,821	4,631	26%	$2,124,551	$1,658,284	28%
Revenues. Homebuilding revenues for the three months ended February 29, 2020 rose 33% from the year-earlier period due to an increase in housing revenues, partly offset by a decrease in land sale revenues.
Housing revenues for the three months ended February 29, 2020 grew 34% year over year, reflecting a 28% increase in the number of homes delivered and a 5% increase in the overall average selling price of those homes. The growth in the number of homes delivered for the 2020 first quarter primarily reflected our higher backlog at the beginning of the period (“beginning backlog”), which was up 24% compared to the year-earlier period. The increase in the overall average selling price of homes delivered was mainly due to community and geographic mix shifts, with a higher proportion of homes delivered from our West Coast homebuilding reporting segment.
Land sale revenues for the quarter ended February 29, 2020 decreased 95% from the year-earlier period to $.6 million. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income for the three months ended February 29, 2020 increased 92% from the year-earlier period. Homebuilding operating income for the 2020 first quarter included total inventory-related charges of $5.7 million, compared to $3.6 million in the 2019 first quarter. As a percentage of homebuilding revenues, our homebuilding operating income for the three months ended February 29, 2020 increased 170 basis points year over year to 5.6%. Excluding inventory-related charges, our homebuilding operating income margin improved to 6.1% for the 2020 first quarter compared to 4.3% for the year-earlier quarter.

The year-over-year increase in our homebuilding operating income for the three months ended February 29, 2020 primarily reflected higher housing gross profits, partly offset by higher selling, general and administrative expenses.
Housing gross profits of $186.3 million for the three months ended February 29, 2020 grew 36% from $136.8 million for the year-earlier period, reflecting increases in housing revenues and housing gross profit margin. Our housing gross profit margin for the 2020 first quarter rose 30 basis points year over year to 17.4% primarily as a result of the favorable impacts of improved operating leverage due to higher housing revenues (approximately 70 basis points) and lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 50 basis points). These items were partly offset by higher construction and land costs (approximately 90 basis points), primarily reflecting a shift in the mix of homes delivered.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. Interest incurred totaled $31.0 million for the three months ended February 29, 2020, decreasing from $34.8 million for the year-earlier period, mainly due to our lower average debt level. All interest incurred during the three-month periods ended February 29, 2020 and February 28, 2019 was capitalized, due to the average amount of our inventory qualifying for interest capitalization exceeding our average debt level for each period. As a result, we had no interest expense for these periods.
Interest amortized to construction and land costs associated with housing operations was $34.6 million and $30.0 million for the three-month periods ended February 29, 2020 and February 28, 2019, respectively. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.2% and 3.7% for the three months ended February 29, 2020 and February 28, 2019, respectively.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges in the three months ended February 29, 2020 and February 28, 2019, our adjusted housing gross profit margin decreased 20 basis points from the year-earlier quarter to 21.1%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2020 first quarter rose 18% from the year-earlier quarter, mainly due to the higher volume of homes delivered and increased marketing expenses to support new community openings. As a percentage of housing revenues, our selling, general and administrative expenses improved 160 basis points, largely as a result of increased operating leverage due to higher housing revenues as compared to the year-earlier quarter.
Interest Income. Interest income, which is generated from short-term investments, totaled $.9 million for the three months ended February 29, 2020 and $1.1 million for the three months ended February 28, 2019. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $1.9 million for the three months ended February 29, 2020, compared to equity in loss of unconsolidated joint ventures of $.4 million for the three months ended February 28, 2019. The improved results primarily reflected 20 homes delivered from an unconsolidated joint venture in California during the 2020 first quarter, compared to no homes delivered from unconsolidated joint ventures in the year-earlier quarter.
Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
NON-GAAP FINANCIAL MEASURES
This report contains information about our adjusted housing gross profit margin and ratio of net debt to capital, neither of which is calculated in accordance with GAAP. We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because they are not calculated in accordance with GAAP, these non-GAAP financial measures may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Housing revenues	$1,071,810	$798,171
Housing construction and land costs	(885,481)	(661,328)
Housing gross profits	186,329	136,843
Add: Inventory-related charges (a)	5,672	3,555
Housing gross profits excluding inventory-related charges	192,001	140,398
Add: Amortization of previously capitalized interest (b)	34,575	29,986
Adjusted housing gross profits	$226,576	$170,384
Housing gross profit margin as a percentage of housing revenues	17.4%	17.1%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	17.9%	17.6%
Adjusted housing gross profit margin as a percentage of housing revenues	21.1%	21.3%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	February 29, 2020	November 30, 2019
Notes payable	$1,749,148	$1,748,747
Stockholders’ equity	2,443,104	2,383,122
Total capital	$4,192,252	$4,131,869
Ratio of debt to capital	41.7%	42.3%

Notes payable	$1,749,148	$1,748,747
Less: Cash and cash equivalents	(429,706)	(453,814)
Net debt	1,319,442	1,294,933
Stockholders’ equity	2,443,104	2,383,122
Total capital	$3,762,546	$3,678,055
Ratio of net debt to capital	35.1%	35.2%

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
West Coast. The following table presents financial information related to our West Coast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2020	February 28, 2019	Variance
Revenues	$484,497	$305,810	58%
Construction and land costs	(416,657)	(259,013)	(61)
Selling, general and administrative expenses	(35,854)	(28,721)	(25)
Operating income	$31,986	$18,076	77%

Homes delivered	794	497	60%
Average selling price	$610,200	$607,500	—
Housing gross profit margin	14.0%	15.5%	(150	)bps
This segment’s revenues for the three months ended February 29, 2020 were generated solely from housing operations. Revenues for the three months ended February 28, 2019 were generated from both housing operations and land sales. Housing revenues for the 2020 first quarter increased 60% year over year from $301.9 million, mainly due to an increase in the number of homes delivered. The year-over-year growth in the number of homes delivered for the three months ended February 29, 2020 was primarily due to a 46% year-over-year increase in the number of homes in beginning backlog as well as homes delivered from our recently-established Seattle operations, which had no deliveries in the 2019 first quarter.
Operating income for the three months ended February 29, 2020 increased from the year-earlier period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The year-over-year growth in housing gross profits reflected an increase in housing revenues that was partly offset by a decrease in the housing gross profit margin. The decline in the housing gross profit margin was primarily due to an increase in construction and land costs as a percentage of housing revenues mainly as a result of a mix shift of homes delivered. These cost increases were partly offset by improved operating leverage due to higher housing revenues. Inventory-related charges totaled $4.4 million in the 2020 first quarter, compared to $3.3 million in the year-earlier quarter. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 first quarter improved from the year-earlier quarter largely due to increased operating leverage as a result of higher housing revenues.
Southwest. The following table presents financial information related to our Southwest segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2020	February 28, 2019	Variance
Revenues	$191,318	$157,656	21%
Construction and land costs	(142,899)	(121,218)	(18)
Selling, general and administrative expenses	(16,169)	(14,120)	(15)
Operating income	$32,250	$22,318	45%

	Three Months Ended
	February 29, 2020	February 28, 2019	Variance
Homes delivered	603	483	25%
Average selling price	$316,400	$326,400	(3	) %
Housing gross profit margin	25.4%	23.1%	230	bps
This segment’s revenues for the three-month period ended February 29, 2020 were from both housing operations and land sales. For the three months ended February 28, 2019, revenues were generated solely from housing operations. Housing revenues for the 2020 first quarter increased 21% year over year to $190.8 million, reflecting an increase in the number of homes delivered, partially offset by a decrease in the average selling price of those homes. The growth in the number of homes delivered primarily reflected a larger beginning backlog, which was up 34% compared to the year-earlier period. The year-over-year decrease in the average selling price for the three months ended February 29, 2020 was primarily due to product and geographic mix shifts of homes delivered.
Operating income for the three months ended February 29, 2020 increased from the corresponding 2019 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. The increase in housing gross profits primarily reflected growth in housing revenues and an increase in the housing gross profit margin. The improvement in the housing gross profit margin was mainly due to lower amortization of previously capitalized interest, a decrease in construction and land costs as a percentage of housing revenues, and increased operating leverage due to higher housing revenues. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 first quarter improved from the corresponding 2019 quarter, mainly as a result of increased operating leverage due to higher housing revenues, partly offset by increased marketing costs.
Central. The following table presents financial information related to our Central segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2020	February 28, 2019	Variance
Revenues	$283,513	$241,592	17%
Construction and land costs	(229,123)	(198,104)	(16)
Selling, general and administrative expenses	(31,712)	(24,905)	(27)
Operating income	$22,678	$18,583	22%

Homes delivered	968	824	17%
Average selling price	$292,900	$285,000	3%
Housing gross profit margin	19.2%	18.1%	110	bps
This segment’s revenues for the three months ended February 29, 2020 were generated solely from housing operations. Revenues for the three-month period ended February 28, 2019 were generated from both housing operations and land sales. Housing revenues for the 2020 first quarter increased 21% from $234.8 million for the year-earlier quarter, reflecting increases in both the number of homes delivered and the average selling price of those homes. The growth in the number of homes delivered primarily reflected a larger beginning backlog, which was up 16% as compared to the year-earlier period. The year-over-year increase in the average selling price for three-month period ended February 29, 2020 was due to shifts in the product and geographic mix of homes delivered.
Operating income for the three months ended February 29, 2020 rose from the year-earlier period, mainly due to an increase in housing gross profits, partly offset by higher selling, general and administrative expenses. Housing gross profits increased primarily due to growth in housing revenues and an increase in the housing gross profit margin. The housing gross profit margin increase mainly resulted from a decrease in construction and land costs as a percentage of housing revenues, improved operating leverage due to higher housing revenues, and lower amortization of previously capitalized interest. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 first quarter increased from the year-earlier quarter, mainly reflecting higher overhead costs, partly offset by increased operating leverage due to higher housing revenues.

Southeast. The following table presents financial information related to our Southeast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2020	February 28, 2019	Variance
Revenues	$113,054	$103,730	9%
Construction and land costs	(95,610)	(90,778)	(5)
Selling, general and administrative expenses	(14,814)	(13,497)	(10)
Operating income (loss)	$2,630	$(545)	(a)

Homes delivered	387	348	11%
Average selling price	$292,000	$298,100	(2	) %
Housing gross profit margin	15.4%	12.5%	290	bps

(a)	Percentage not meaningful.
This segment’s revenues for the three-month period ended February 29, 2020 were generated from housing operations and nominal land sales. Revenues for the three months ended February 28, 2019 were generated solely from housing operations. The year-over-year increase in housing revenues for the three months ended February 29, 2020 reflected an increase in the number of homes delivered, partly offset by a decrease in the average selling price of those homes. The growth in the number of homes delivered primarily reflected a larger beginning backlog, which was up 7% compared to the year-earlier period. The year-over-year decrease in the average selling price for the three months ended February 29, 2020 was mainly due to a lower proportion of homes delivered from higher-priced communities.
Operating income for the three months ended February 29, 2020 increased compared to an operating loss for the year-earlier period mainly due to growth in housing gross profits, partially offset by higher selling, general and administrative expenses. The year-over-year growth in housing gross profits reflected increases in both housing revenues and the housing gross profit margin. The housing gross profit margin increased primarily due to lower construction and land costs as a percentage of housing revenues, and lower amortization of previously capitalized interest. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 first quarter were essentially the same as for the year-earlier period.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Revenues	$3,553	$2,695
Expenses	(962)	(1,024)
Equity in income of unconsolidated joint ventures	3,222	802
Pretax income	$5,813	$2,473

Total originations:
Loans	1,764	1,209
Principal	$558,537	$339,264
Percentage of homebuyers using KBHS	71%	64%
Average FICO score	722	718

	Three Months Ended
	February 29, 2020	February 28, 2019
Loans sold:
Loans sold to Stearns	2,289	1,161
Principal	$700,037	$333,353
Loans sold to third parties	72	244
Principal	$23,299	$62,355
Revenues. Financial services revenues for the three-month period ended February 29, 2020 increased from the year-earlier period due to increases in both title services revenues and insurance commissions.
Expenses. General and administrative expenses for the three months ended February 29, 2020 decreased from the three months ended February 28, 2019.
Equity in Income of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures increased on a year-over-year basis in the three-month period ended February 29, 2020 primarily due to a 28% increase in the number of homes we delivered and a substantial increase in the percentage of homebuyers using KBHS.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Income tax expense	$9,100	$4,500
Effective tax rate	13.2%	13.0%
Our income tax expense and effective tax rate for the three months ended February 29, 2020 included the favorable effects of $5.6 million of excess tax benefits related to stock-based compensation and $4.0 million of federal energy tax credits that we earned from building energy-efficient homes. Our income tax expense and effective tax rate for the three months ended February 28, 2019 included the favorable impacts a $3.3 million reversal of a deferred tax asset valuation allowance and $2.0 million of excess tax benefits related to stock-based compensation, which were partly offset by $.8 million of other items.
The federal energy tax credits for the three months ended February 29, 2020 resulted from legislation enacted in December 2019, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2020. Prior to this legislation, the tax credit expired on December 31, 2017. This extension is expected to benefit our income tax provision in future periods.
Further information regarding our income taxes is provided in Note 14 – Income Taxes in the Notes to Consolidated Financial Statements in this report.
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
Our investments in land and land development increased 5% to $405.0 million for the three months ended February 29, 2020, compared to $384.2 million for the prior-year period. Approximately 48% of our total investments in the three months ended February 29, 2020 related to land acquisition, compared to approximately 49% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first three months of 2020 and 2019, approximately 49% and 50%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment. Due to the impacts and uncertainties resulting from the public health and governmental efforts to contain the spread of COVID-19, as noted above under “Overview,” we plan to curtail our investments in land and land development in the 2020 second quarter and likely beyond. In this regard, we are discussing with certain land sellers delaying the acquisition of land, and we are activating more targeted development phases of land we own to align with expected slower sales and construction paces. These actions are expected to reduce the growth, and may cause a decline, of our lot count and the volume of homes delivered in the 2020 second quarter and future periods.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	February 29, 2020		November 30, 2019		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	15,010	$1,751,958	15,186	$1,795,088	(176)	$(43,130)
Southwest	11,459	680,161	11,191	629,811	268	50,350
Central	24,472	900,013	25,871	889,179	(1,399)	10,834
Southeast	12,293	396,484	12,662	390,524	(369)	5,960
Total	63,234	$3,728,616	64,910	$3,704,602	(1,676)	$24,014
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at February 29, 2020 increased slightly from November 30, 2019. Over the same period, the number of lots decreased 3% mainly due to fewer lots under land option contracts and other similar contracts with refundable deposits, reflecting ordinary course fluctuation in the number of such contracts. The number of lots in inventory as of February 29, 2020 included 6,695 lots under contract where the associated deposits were refundable at our discretion, compared to 9,212 of such lots at November 30, 2019. Our land under contract as a percentage of total lots was 38% at February 29, 2020 and 41% at November 30, 2019. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	February 29, 2020	November 30, 2019
Total cash and cash equivalents	$429,706	$453,814
Credit Facility commitment	800,000	800,000
Borrowings outstanding under the Credit Facility	—	—
Letters of credit outstanding under the Credit Facility	(12,429)	(18,884)
Credit Facility availability	787,571	781,116
Total liquidity	$1,217,277	$1,234,930
Our cash equivalents at February 29, 2020 and November 30, 2019 were invested in interest-bearing bank deposit accounts and money market funds.

Capital Resources. Our notes payable consisted of the following (in thousands):

	February 29, 2020	November 30, 2019	Variance
Mortgages and land contracts due to land sellers and other loans	$7,889	$7,889	$—
Senior notes	1,741,259	1,740,858	401
Total	$1,749,148	$1,748,747	$401
Our financial leverage, as measured by the ratio of debt to capital, was 41.7% at February 29, 2020, compared to 42.3% at November 30, 2019. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at February 29, 2020 was 35.1%, compared to 35.2% at November 30, 2019.
LOC Facility. We had $33.4 million and $15.8 million of letters of credit outstanding under the LOC Facility at February 29, 2020 and November 30, 2019, respectively. Further information regarding our LOC Facility is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unsecured Revolving Credit Facility. We have an $800.0 million Credit Facility that will mature on October 7, 2023. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 29, 2020, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 29, 2020, we had $787.6 million available for cash borrowings under the Credit Facility, with up to $237.6 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the three months ended February 29, 2020 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2019.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 29, 2020:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.67 billion	$2.44 billion
Leverage Ratio	<	.650	.418
Interest Coverage Ratio (a)	>	1.500	4.340
Minimum liquidity (a)	>	$137.2 million	$429.7 million
Investments in joint ventures and non-guarantor subsidiaries	<	$593.4 million	$179.2 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$1.29 billion

(a)
Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of February 29, 2020, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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

As of February 29, 2020, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of dividends (other than common stock dividends) if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 29, 2020, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $7.9 million, secured primarily by the underlying property, which had an aggregate carrying value of $30.8 million.
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
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Net cash provided by (used in):
Operating activities	$(9,866)	$(198,210)
Investing activities	(7,839)	(1,747)
Financing activities	(6,226)	137,245
Net decrease in cash and cash equivalents	$(23,931)	$(62,712)
Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash used by operating activities for the three months ended February 29, 2020 primarily reflected a net decrease in accounts payable, accrued expenses and other liabilities of $61.0 million, net cash of $17.9 million used for investments in inventories and an increase in receivables of $4.2 million, partly offset by net income of $59.7 million. In the three months ended February 28, 2019, our net cash used by operating activities mainly reflected net cash of $154.1 million used for investments in inventories, a net decrease in accounts payable, accrued expenses and other liabilities of $70.1 million and a net increase in receivables of $19.5 million, partly offset by net income of $30.0 million.
Investing Activities. In the three months ended February 29, 2020, our uses of cash included $6.7 million for net purchases of property and equipment and $1.7 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $.5 million return of investments in unconsolidated joint ventures. In the three months ended February 28, 2019, the net cash used for investing activities reflected $10.0 million for net purchases of property and equipment and $2.5 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by $5.8 million of proceeds from the sale of a building and a $5.0 million return of investments in unconsolidated joint ventures.
Financing Activities. The year-over-year change in net cash used in financing activities was mainly due to the financing transactions we completed in the 2019 first quarter, including our concurrent public offerings of senior notes and our repayment of certain senior notes. In the three months ended February 29, 2020, net cash was used for dividend payments on our common stock of $8.2 million and tax payments associated with stock-based compensation awards of $6.2 million. The cash used was partially offset by $8.2 million of issuances of common stock under employee stock plans. In the three months ended February 28, 2019, net cash was provided by our concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% senior notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% senior notes due 2023, and $.8 million of issuances of common stock under employee stock plans. The cash provided was partly offset by cash used for our repayment of $230.0 million in aggregate principal amount of 1.375% Convertible Senior Notes due 2019, payments on mortgages and land contracts due to land sellers and other loans of $28.0 million, tax payments associated with stock-based compensation awards of $3.3 million, and dividend payments on our common stock of $2.3 million.
During the three-month period ended February 29, 2020, our board of directors declared, and we paid, a cash dividend of $.090 per share on our common stock. During the three-month period ended February 28, 2019, our board of directors declared, and we paid, a quarterly cash dividend of $.025 per share of common stock. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and beyond, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. While we have had no cash borrowings under the Credit Facility in our 2020 fiscal year through the date of this report, for the remainder of 2020, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions, which, given recent developments in the second quarter-to-date period, could rapidly and materially deteriorate or otherwise change. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding COVID-19, our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions, as well as moderated investor and/or lender interest or capacity and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. Further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity is provided below under Part II, Item 1A – Risk Factors.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. At February 29, 2020 and November 30, 2019, one of our unconsolidated joint ventures had outstanding secured debt totaling $39.5 million and $40.7 million, respectively, under a construction loan agreement with a third-party lender to finance its land development activities. The outstanding debt is secured by the underlying property and related project assets and is non-recourse to us. All of the secured debt is scheduled to mature in February 2021. However, the loan agreement provides for a one-year extension beyond this date. None of our other unconsolidated joint ventures had outstanding debt at February 29, 2020 or November 30, 2019. While we and our partner in the unconsolidated joint venture that has the outstanding construction loan agreement at February 29, 2020 provide certain guarantees and indemnities to the lender, we do not have a guaranty or any other obligation to repay or to support the value of the collateral underlying the outstanding secured debt. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding secured debt is material to our consolidated financial statements.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we had under land option contracts and other similar contracts at February 29, 2020, we estimate the remaining purchase price to be paid would be as follows: 2020 – $811.4 million; 2021 – $271.9 million; 2022 – $83.6 million; 2023 – $60.1 million; 2024 – $45.7 million; and thereafter – $44.6 million.
Contractual Obligations. There have been no significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2019.

Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 29, 2020 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2019.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
While we believe long-term housing market fundamentals remain positive, including low interest rates and a relatively constrained supply of homes available for sale, we expect that overall economic conditions in the United States will be negatively impacted by the spread of COVID-19, as discussed above under “Overview,” though the magnitude and duration of any such impact is unknown and highly uncertain. In light of this uncertainty, we have withdrawn guidance for our 2020 fiscal year. In addition, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
While we have had no cash borrowings under the Credit Facility in our 2020 fiscal year through the date of this report, for the remainder of 2020, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions, which, given recent developments in the second quarter-to-date period, could rapidly and materially deteriorate or otherwise change. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic and capital, credit and financial market conditions and on the public health, political and regulatory environment (including in regards to housing and mortgage loan financing policies), among other factors.
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

•	changes in existing tax laws or enacted corporate income tax rates, including those resulting from regulatory guidance and interpretations issued with respect to thereto;

•
changes in U.S. trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with and retaliatory measures taken by other countries;

•	the adoption of new or amended financial accounting standards and the guidance and/or interpretations with respect thereto;

•	the availability and cost of land in desirable areas and our ability to timely develop acquired land parcels and open new home communities;

•	our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred;

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

•	our operational and investment concentration in markets in California;

•	consumer interest in our new home communities and products, particularly from first-time homebuyers and higher-income consumers;

•	our ability to generate orders and convert our backlog of orders to home deliveries and revenues, particularly in key markets in California;

•	our ability to successfully implement our business strategies and achieve any associated financial and operational targets and objectives;

•	income tax expense volatility associated with stock-based compensation;

•	the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services;

•	the performance of mortgage lenders to our homebuyers;

•	the performance of KBHS;

•	information technology failures and data security breaches;

•
an epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and

•	other events outside of our control.
Please see our Annual Report on Form 10-K for the year ended November 30, 2019 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2019. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2019.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2020.
There were no changes in our internal control over financial reporting during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see Note 18 – Legal Matters in the Notes to Consolidated Financial Statements in this report.

Item 1A.	Risk Factors
Except as set forth below, as of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2019.
Our business could be materially and adversely disrupted by an epidemic or pandemic (such as the present outbreak and worldwide spread of COVID-19), or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.
An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our consolidated financial statements.
On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
In response to these steps, in mid-March, we temporarily closed our sales centers, model homes and design studios to the general public. During this time, we have shifted to an appointment-only personalized home sales process where permitted, following recommended distancing and other health and safety protocols when meeting in person with a customer, and we are leveraging our virtual sales tools to give customers the ability to shop for a new KB home from their mobile device or personal computer. In addition, we shifted our corporate and division office functions to work remotely. Combined with our limiting construction operations largely to authorized activities and a reduction in the availability, capacity and efficiency of municipal and private services necessary to the progress of land development, homebuilding, completing mortgage loans and delivering homes, which in each case has varied by market depending on the scope of the restrictions local authorities have established, these appropriate measures have tempered our sales pace and delayed home deliveries in the latter part of March and through the date of this report. We also prioritized our warranty service activities to respond to emergency repair requests, and otherwise on a by-exception basis. We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.
Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access the Credit Facility or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our initial or any revised objectives for 2020.
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes delivered, average selling prices, revenues and profitability, as we have in the first few weeks of our second quarter, and such impacts could be material to our consolidated financial statements in the second quarter and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Credit Facility, our senior notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt; or pay any dividends to our stockholders. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended February 29, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
December 1-31	—	$—	—	2,193,947
January 1-31	—	—	—	2,193,947
February 1-29	155,307	40.04	—	2,193,947
Total	155,307	$40.04	—
In May 2018, our board of directors authorized us to repurchase a total of up to 4,000,000 shares of our outstanding common stock.  In 2018, we repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. As of November 30, 2019, we had 2,193,947 shares authorized for repurchase. During the three months ended February 29, 2020, no shares were repurchased pursuant to this authorization.
The shares purchased during the three months ended February 29, 2020 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of PSUs. These transactions are not considered repurchases under the board of directors’ authorization.
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

KB HOME Registrant

Dated	April 1, 2020	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 1, 2020	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)