Form 10-Q
period 2020-05-31
KB HOME
filed 2020-07-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
There were 90,527,074 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2020. The registrant’s grantor stock ownership trust held an additional 7,317,336 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Total revenues	$913,970	$1,021,803	$1,989,905	$1,833,286
Homebuilding:
Revenues	$910,280	$1,018,671	$1,982,662	$1,827,459
Construction and land costs	(744,453)	(843,744)	(1,630,506)	(1,514,599)
Selling, general and administrative expenses	(114,238)	(122,828)	(240,372)	(229,422)
Operating income	51,589	52,099	111,784	83,438
Interest income	442	439	1,377	1,544
Equity in income (loss) of unconsolidated joint ventures	8,154	(369)	10,059	(775)
Homebuilding pretax income	60,185	52,169	123,220	84,207
Financial services:
Revenues	3,690	3,132	7,243	5,827
Expenses	(883)	(1,040)	(1,845)	(2,064)
Equity in income of unconsolidated joint ventures	4,797	2,500	8,019	3,302
Financial services pretax income	7,604	4,592	13,417	7,065
Total pretax income	67,789	56,761	136,637	91,272
Income tax expense	(15,800)	(9,300)	(24,900)	(13,800)
Net income	$51,989	$47,461	$111,737	$77,472
Earnings per share:
Basic	$.57	$.54	$1.23	$.88
Diluted	$.55	$.51	$1.19	$.82
Weighted average shares outstanding:
Basic	90,493	87,641	90,169	87,310
Diluted	93,472	92,366	93,628	94,635
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2020	November 30, 2019
Assets
Homebuilding:
Cash and cash equivalents	$575,006	$453,814
Receivables	312,928	249,055
Inventories	3,607,465	3,704,602
Investments in unconsolidated joint ventures	57,823	57,038
Property and equipment, net	65,764	65,043
Deferred tax assets, net	257,571	364,493
Other assets	126,588	83,041
	5,003,145	4,977,086
Financial services	38,857	38,396
Total assets	$5,042,002	$5,015,482

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$180,868	$262,772
Accrued expenses and other liabilities	602,393	618,783
Notes payable	1,766,539	1,748,747
	2,549,800	2,630,302
Financial services	1,848	2,058
Stockholders’ equity:
Common stock	122,370	121,593
Paid-in capital	806,700	793,954
Retained earnings	2,255,742	2,157,183
Accumulated other comprehensive loss	(17,149)	(15,506)
Grantor stock ownership trust, at cost	(79,359)	(82,758)
Treasury stock, at cost	(597,950)	(591,344)
Total stockholders’ equity	2,490,354	2,383,122
Total liabilities and stockholders’ equity	$5,042,002	$5,015,482
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2020	2019
Cash flows from operating activities:
Net income	$111,737	$77,472
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(18,078)	(2,527)
Distributions of earnings from unconsolidated joint ventures	15,150	3,550
Amortization of discounts, premiums and issuance costs	1,234	2,597
Depreciation and amortization	14,510	12,780
Deferred income taxes	23,800	13,401
Stock-based compensation	8,131	9,966
Inventory impairments and land option contract abandonments	10,051	7,892
Changes in assets and liabilities:
Receivables	19,286	(5,408)
Inventories	100,077	(253,473)
Accounts payable, accrued expenses and other liabilities	(117,274)	(41,440)
Other, net	(13,930)	(5,144)
Net cash provided by (used in) operating activities	154,694	(180,334)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(3,586)	(4,245)
Return of investments in unconsolidated joint ventures	500	5,001
Proceeds from sale of building	—	5,804
Purchases of property and equipment, net	(15,224)	(22,264)
Net cash used in investing activities	(18,310)	(15,704)
Cash flows from financing activities:
Proceeds from issuance of debt	—	405,250
Payment of debt issuance costs	—	(5,209)
Repayment of senior notes	—	(630,000)
Borrowings under revolving credit facility	—	330,000
Repayments under revolving credit facility	—	(280,000)
Payments on mortgages and land contracts due to land sellers and other loans	(1,063)	(28,020)
Issuance of common stock under employee stock plans	8,404	16,462
Tax payments associated with stock-based compensation awards	(6,219)	(3,345)
Payments of cash dividends	(16,331)	(4,455)
Net cash used in financing activities	(15,209)	(199,317)
Net increase (decrease) in cash and cash equivalents	121,175	(395,355)
Cash and cash equivalents at beginning of period	454,858	575,119
Cash and cash equivalents at end of period	$576,033	$179,764
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
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our consolidated financial position as of May 31, 2020, the results of our consolidated operations for the three months and six months ended May 31, 2020 and 2019, and our consolidated cash flows for the six months ended May 31, 2020 and 2019. The results of our consolidated operations for the three months and six months ended May 31, 2020 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2019 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2019, which are contained in our Annual Report on Form 10-K for that period.
Unless the context indicates otherwise, the terms “we,” “our,” and “us” used in this report refer to KB Home, a Delaware corporation, and its subsidiaries.
Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread (“COVID-19 control responses”) severely impacted the global and national economies, the housing market and our business during the 2020 second quarter. With the health and well-being of our employees, customers and business partners, and their families, being a high priority, we temporarily closed our sales centers, model homes and design studios to the public in mid-March and shifted to virtual sales tools and then an appointment-only personalized home sales process in April, where permitted. Our construction operations were also restricted in many jurisdictions, and together with the reduced availability or capacity of some municipal and private services necessary to build and deliver homes, we experienced home delivery delays during most of the quarter. In addition, our order pace moderated significantly and home purchase cancellations increased considerably. In the latter part of May, conditions started to improve in conjunction with state and local governments relaxing their COVID-19 control responses, and we began the process of more broadly opening our communities to the public while also expanding construction and warranty service activities to the extent permitted by local authorities. Following a low point in April 2020, we experienced steady and significant improvements in our order trends and cancellation rate beginning in May, which have extended through the date of this report. Given the prolonged, and ongoing, COVID-19-related impacts, we focused on generating cash inflows from our business and preserving cash and liquidity by proceeding in a carefully targeted manner with land acquisition and land development and curtailing overhead expenditures, partly through workforce realignment and reductions. As a result, we recorded severance charges of $6.7 million within our selling, general and administrative expenses for the 2020 second quarter. Our consolidated financial statements and the notes thereto in this report reflect the foregoing course of unprecedented events and the actions we took during the 2020 second quarter.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing COVID-19 pandemic and the COVID-19 control responses, and such differences may be material.
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $404.5 million at May 31, 2020 and $302.5 million at November 30, 2019. At May 31, 2020 and November 30, 2019, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $52.0 million for the three months ended May 31, 2020 and $47.5 million for the three months ended May 31, 2019. For the six months ended May 31, 2020 and 2019, our comprehensive income was $111.7 million and $77.5 million, respectively. Our comprehensive income for each of the three-month and six-month periods ended May 31, 2020 and 2019 was equal to our net income for the respective periods.

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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”), and clarifies certain aspects of ASC 740 to promote consistency among reporting entities.  ASU 2019-12 is effective for us beginning December 1, 2021, with early adoption permitted. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

2.	Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of May 31, 2020, our homebuilding reporting segments conducted ongoing operations in the following states to the extent permitted by applicable public health orders as part of their respective COVID-19 control responses:
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Revenues:
West Coast	$331,882	$391,264	$816,379	$697,074
Southwest	175,251	184,827	366,569	342,483
Central	284,193	307,080	567,706	548,672
Southeast	118,954	135,500	232,008	239,230
Total	$910,280	$1,018,671	$1,982,662	$1,827,459

Pretax income (loss):
West Coast	$27,820	$24,789	$61,849	$42,705
Southwest	24,891	27,995	57,003	50,067
Central	26,896	27,199	49,574	45,782
Southeast	6,629	589	9,259	44
Corporate and other	(26,051)	(28,403)	(54,465)	(54,391)
Total	$60,185	$52,169	$123,220	$84,207

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Inventory impairment and land option contract abandonment charges:
West Coast	$672	$3,832	$5,064	$7,083
Southwest	—	223	171	282
Central	3,452	121	4,436	366
Southeast	255	161	380	161
Total	$4,379	$4,337	$10,051	$7,892

	May 31, 2020	November 30, 2019
Assets:
West Coast	$1,854,154	$1,925,192
Southwest	714,672	674,310
Central	994,038	1,035,563
Southeast	421,385	441,451
Corporate and other	1,018,896	900,570
Total	$5,003,145	$4,977,086

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Revenues
Insurance commissions	$2,030	$1,646	$3,983	$3,118
Title services	1,660	1,486	3,260	2,703
Interest income	—	—	—	6
Total	3,690	3,132	7,243	5,827
Expenses
General and administrative	(883)	(1,040)	(1,845)	(2,064)
Operating income	2,807	2,092	5,398	3,763
Equity in income of unconsolidated joint ventures	4,797	2,500	8,019	3,302
Pretax income	$7,604	$4,592	$13,417	$7,065

	May 31, 2020	November 30, 2019
Assets
Cash and cash equivalents	$1,027	$1,044
Receivables	1,690	2,232
Investments in unconsolidated joint ventures	14,243	14,374
Other assets (a)	21,897	20,746
Total assets	$38,857	$38,396
Liabilities
Accounts payable and accrued expenses	$1,848	$2,058
Total liabilities	$1,848	$2,058

(a)
Other assets at May 31, 2020 and November 30, 2019 included $21.5 million and $20.6 million, respectively, of contract assets for estimated future renewal commissions related to then-existing insurance policies.

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Numerator:
Net income	$51,989	$47,461	$111,737	$77,472
Less: Distributed earnings allocated to nonvested restricted stock	(43)	(14)	(87)	(27)
Less: Undistributed earnings allocated to nonvested restricted stock	(231)	(280)	(511)	(456)
Numerator for basic earnings per share	51,715	47,167	111,139	76,989
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	—	—	—	541
Add: Undistributed earnings allocated to nonvested restricted stock	231	280	511	456
Less: Undistributed earnings reallocated to nonvested restricted stock	(223)	(265)	(492)	(421)
Numerator for diluted earnings per share	$51,723	$47,182	$111,158	$77,565

Denominator:
Weighted average shares outstanding — basic	90,493	87,641	90,169	87,310
Effect of dilutive securities:
Share-based payments	2,979	4,725	3,459	4,463
Convertible senior notes	—	—	—	2,862
Weighted average shares outstanding — diluted	93,472	92,366	93,628	94,635
Basic earnings per share	$.57	$.54	$1.23	$.88
Diluted earnings per share	$.55	$.51	$1.19	$.82

We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2020 or 2019.
For the three-month and six-month periods ended May 31, 2020, no outstanding stock options were excluded from the diluted earnings per share calculation. For the three-month and six-month periods ended May 31, 2019, outstanding stock options to purchase .8 million shares of our common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. The diluted earnings per share calculation for the six months ended May 31, 2019 included the dilutive effect of the $230.0 million in aggregate principal amount of our 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”) based on the number of days they were outstanding during the period. We repaid these notes at their February 1, 2019 maturity.
Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.

5.	Receivables
Receivables consisted of the following (in thousands):

	May 31, 2020	November 30, 2019
Due from utility companies, improvement districts and municipalities	$122,633	$128,047
Income taxes receivable	83,599	—
Recoveries related to self-insurance and other legal claims	67,142	80,729
Refundable deposits and bonds	10,665	10,925
Other	36,608	37,846
Subtotal	320,647	257,547
Allowance for doubtful accounts	(7,719)	(8,492)
Total	$312,928	$249,055

6.	Inventories
Inventories consisted of the following (in thousands):

	May 31, 2020	November 30, 2019
Homes completed or under construction	$1,199,381	$1,340,412
Land under development	2,255,342	2,213,713
Land held for future development or sale (a)	152,742	150,477
Total	$3,607,465	$3,704,602

(a)    Land held for sale totaled $21.4 million at May 31, 2020 and $19.3 million at November 30, 2019.
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

Our interest costs were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Capitalized interest at beginning of period	$192,125	$213,370	$195,738	$209,129
Interest incurred	31,055	36,544	62,017	71,332
Interest amortized to construction and land costs (a)	(28,746)	(37,754)	(63,321)	(68,301)
Capitalized interest at end of period (b)	$194,434	$212,160	$194,434	$212,160

(a)
Interest amortized to construction and land costs for the three months and six months ended May 31, 2019 included a nominal amount and $.6 million, respectively, related to land sales during the periods. There was no such interest amortized for the three months and six months ended May 31, 2020.

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
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. These factors may include recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the three months ended May 31, 2020, these expectations considered that beginning in mid-March and throughout the remainder of the 2020 second quarter, the COVID-19 pandemic and related COVID-19 control responses in our served markets caused a significant contraction in economic activity and adversely affected our ability to conduct normal operations, as described in Note 1 – Basis of Presentation and Significant Accounting Policies, as well as reductions in our net orders, backlog levels and homes delivered in the quarter. Our impairment assessments also considered that our average selling price of homes delivered in the 2020 second quarter was nearly even with the year-earlier quarter, and our housing gross profit margin for the period improved significantly, with sales incentives as a percentage of housing revenues remaining flat year over year. Moreover, the average selling price of our net orders generated during the 2020 second quarter increased modestly from the year-earlier period, and in conjunction with our ability to begin to effectively resume nearly all of our operations, our net orders rose steadily in May from the low levels in April, although below year-earlier levels. Taken together, and notwithstanding the significant disruptions associated with the COVID-19 pandemic during the 2020 second quarter, our inventory assessments as of May 31, 2020 determined that market conditions for each of our assets in inventory where impairment indicators were identified were expected to be sufficiently stable, with a tempered overall net order pace and a steady average selling price for the remainder of 2020 and into 2021 relative to the performance in recent quarters, to support such assets’ recoverability. Our inventory is assessed for potential impairment on a quarterly basis, and the assumptions used are reviewed and adjusted, as necessary, to reflect the market conditions and trends and our expectations at the time each assessment is performed.
We evaluated 18 and 24 communities or land parcels for recoverability during the six months ended May 31, 2020 and 2019, respectively, including certain communities or land parcels previously held for future development that were reactivated as part of our ongoing efforts to improve asset efficiency. The carrying values of the communities or land parcels evaluated were $148.3 million at May 31, 2020 and $164.0 million at May 31, 2019. Some of the communities or land parcels evaluated during the six months ended May 31, 2020 and 2019 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period were counted only once for each six-month period.
Based on the results of our evaluations, we recognized no inventory impairment charges for the three months ended May 31, 2020 and $5.1 million of inventory impairment charges for the six months ended May 31, 2020. For the three months and six months ended May 31, 2019, we recognized inventory impairment charges of $3.4 million and $6.6 million, respectively. The impairment charges for the six-month period ended May 31, 2020 and the three-month and six-month periods ended May 31, 2019 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended May 31,		Six Months Ended May 31,
Unobservable Input (a)	2020	2019	2020	2019
Average selling price	$-	$315,000 - $398,500	$302,700 - $915,500	$315,000 - $1,045,400
Deliveries per month	-	4	1 - 4	1 - 4
Discount rate	-	17%	17% - 18%	17%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of May 31, 2020, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $89.7 million, representing 16 communities and various other land parcels. As of November 30, 2019, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $115.6 million, representing 19 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $4.4 million for the three months ended May 31, 2020 and $4.9 million for the six months ended May 31, 2020. For the three-month and six-month periods ended May 31, 2019, we recognized land option contract abandonment charges of $.9 million and $1.3 million, respectively.
If conditions in our served markets are or are expected to be adversely affected for a prolonged period due to the COVID-19 control responses or otherwise, we may determine through our community and land parcel evaluations in future quarters that we need to take impairment charges, and such charges could be material. In addition, due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.

8.	Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at May 31, 2020 and November 30, 2019 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at May 31, 2020 and November 30, 2019 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2020 and November 30, 2019, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2020		November 30, 2019
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$29,467	$761,329	$34,595	$823,427
Other land option contracts and other similar contracts	29,772	503,739	40,591	600,092
Total	$59,239	$1,265,068	$75,186	$1,423,519

In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $33.3 million at May 31, 2020 and $32.8 million at November 30, 2019. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $1.8 million at May 31, 2020 and $12.2 million at November 30, 2019.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Revenues	$66,873	$3,786	$94,420	$15,978
Construction and land costs	(46,725)	(3,798)	(68,268)	(16,018)
Other expense, net	(3,742)	(610)	(5,849)	(1,238)
Income (loss)	$16,406	$(622)	$20,303	$(1,278)

The higher combined revenues and income for the three months and six months ended May 31, 2020, as compared to the year-earlier periods, mainly reflected homes delivered from an unconsolidated joint venture in California. In the three months and six months ended May 31, 2019, our unconsolidated joint ventures did not deliver any homes.

The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	May 31, 2020	November 30, 2019
Assets
Cash	$41,932	$23,965
Inventories	85,830	139,536
Other assets	658	792
Total assets	$128,420	$164,293

Liabilities and equity
Accounts payable and other liabilities	$13,817	$13,282
Notes payable (a)	—	40,672
Equity	114,603	110,339
Total liabilities and equity	$128,420	$164,293

(a)
As of both May 31, 2020 and November 30, 2019, we had investments in five unconsolidated joint ventures. At November 30, 2019, one of our unconsolidated joint ventures had a construction loan agreement with a third-party lender to finance its land development activities. The outstanding debt was secured by the underlying property and related project assets and was non-recourse to us. All of the outstanding secured debt was repaid in April 2020. None of our unconsolidated joint ventures had outstanding debt at May 31, 2020.

10.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	May 31, 2020	November 30, 2019
Computer software and equipment	$30,137	$27,091
Model furnishings and sales office improvements	82,401	82,117
Leasehold improvements, office furniture and equipment	17,366	16,173
Subtotal	129,904	125,381
Less accumulated depreciation	(64,140)	(60,338)
Total	$65,764	$65,043

11.	Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2020	November 30, 2019
Cash surrender value and benefit receivable from corporate-owned life insurance contracts	$73,458	$73,849
Lease right-of-use assets	32,087	—
Prepaid expenses	18,219	5,944
Debt issuance costs associated with unsecured revolving credit facility, net	2,824	3,248
Total	$126,588	$83,041

12.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2020	November 30, 2019
Self-insurance and other legal liabilities	$224,784	$229,483
Employee compensation and related benefits	122,426	163,646
Warranty liability	92,844	88,839
Lease liabilities	33,549	—
Accrued interest payable	32,258	32,507
Customer deposits	30,283	22,382
Inventory-related obligations (a)	15,231	26,264
Real estate and business taxes	10,004	14,872
Other	41,014	40,790
Total	$602,393	$618,783

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
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded on our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Some of our leases include one or more renewal options, the exercise of which is generally at our discretion. Such options are excluded from the expected term of the lease unless we determine it is reasonably certain the option will be exercised. Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments. In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization. Our lease population at May 31, 2020 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate office, division offices and design studios, as well as certain equipment leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. For the three months ended May 31, 2020, our total lease expense was $4.4 million, which included short-term lease costs of $1.4 million. For the six months ended May 31, 2020, our total lease expense was $9.4 million, which included short-term lease costs of $3.5 million. Variable lease costs and external sublease income for the three-month and six-month periods ended May 31, 2020 were immaterial.
The following table presents our lease right-of-use assets and lease liabilities (in thousands):

May 31, 2020
Lease right-of-use assets (a)	$32,413
Lease liabilities (b)	33,905

(a)	Represents lease right-of-use assets of $32.1 million within our homebuilding operations and $.3 million within our financial services operations.

(b)	Represents lease liabilities of $33.5 million within our homebuilding operations and $.4 million within our financial services operations.
The following table presents additional information about our leases (dollars in thousands):

	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
Lease right-of-use assets obtained in exchange for new lease liabilities	$2,428	$6,068
Non-cash operating lease expense	—	—
Cash payments on lease liabilities	2,894	5,637
Weighted-average remaining lease term	4.8 years	4.8 years
Weighted-average discount rate (incremental borrowing rate)	5.1%	5.1%

As of May 31, 2020, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2020	$5,272
2021	9,070
2022	7,787
2023	5,789
2024	4,502
Thereafter	6,035
Total lease payments	38,455
Less: Interest	(4,550)
Present value of lease liabilities	$33,905

14.	Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Income tax expense	$15,800	$9,300	$24,900	$13,800
Effective tax rate	23.3%	16.4%	18.2%	15.1%

Our income tax expense and effective tax rate for the three months ended May 31, 2020 included the favorable effect of $3.0 million of federal energy tax credits that we earned from building energy-efficient homes, partially offset by $1.0 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). For the three months ended May 31, 2019, our income tax expense and effective tax rate included the favorable effects of $4.3 million of federal energy tax credits and $.9 million of excess tax benefits related to stock-based compensation, partly offset by $.8 million of non-deductible executive compensation expense.
Our income tax expense and effective tax rate for the six months ended May 31, 2020 included the favorable effects of $7.0 million of federal energy tax credits that we earned from building energy-efficient homes and $5.6 million of excess tax benefits related to stock-based compensation, partially offset by $2.0 million of non-deductible executive compensation expense. For the six months ended May 31, 2019, our income tax expense and effective tax rate included the favorable effects of $4.3 million of federal energy tax credits, a $3.3 million reversal of a deferred tax asset valuation allowance related to refundable alternative minimum tax (“AMT”) credits and $2.9 million of excess tax benefits related to stock-based compensation, partly offset by $1.2 million of non-deductible executive compensation expense.

The federal energy tax credits for the three months and six months ended May 31, 2020 resulted from legislation enacted in December 2019, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2020. Prior to this legislation, the tax credit expired on December 31, 2017. This extension is expected to benefit our income tax provision in future periods.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide economic and other relief as a result of the COVID-19 pandemic. Among other things, the CARES Act provides various income and payroll tax provisions that we do not expect to have a material impact on our income tax expense or effective tax rate for 2020. The CARES Act also accelerated the timetable for AMT credit refunds. As a result, in the 2020 second quarter, we filed a superseding 2019 federal income tax return claiming an additional refund of $39.3 million of AMT credits and reclassified this amount from deferred tax assets to receivables. These credits were in addition to the $43.3 million of AMT tax credits we reclassified from deferred tax assets to receivables in the 2020 first quarter when we filed a preliminary 2019 federal income tax return.
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
Our deferred tax assets of $276.8 million as of May 31, 2020 and $383.7 million as of November 30, 2019 were both partly offset by valuation allowances of $19.2 million. Our deferred tax assets as of May 31, 2020 reflected the above-mentioned AMT credit reclassifications totaling $82.6 million from deferred tax assets to receivables in the 2020 first and second quarters. The deferred tax asset valuation allowances as of May 31, 2020 and November 30, 2019 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of May 31, 2020, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax valuation allowance were needed for the six months ended May 31, 2020.
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
Unrecognized Tax Benefits. As of May 31, 2020 and November 30, 2019, we had no gross unrecognized tax benefits. The fiscal years ending 2016 and later remain open to federal examinations, while 2015 and later remain open to state examinations.

15.	Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2020	November 30, 2019
Mortgages and land contracts due to land sellers and other loans	$24,871	$7,889
7.00% Senior notes due December 15, 2021	448,589	448,164
7.50% Senior notes due September 15, 2022	348,551	348,267
7.625% Senior notes due May 15, 2023	351,517	351,748
6.875% Senior notes due June 15, 2027	296,565	296,379
4.80% Senior notes due November 15, 2029	296,446	296,300
Total	$1,766,539	$1,748,747

The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, premiums and discounts, which totaled $8.3 million at May 31, 2020 and $9.1 million at November 30, 2019.

Unsecured Revolving Credit Facility. We have an $800.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on October 7, 2023. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.00 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .20% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2020, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2020, we had $787.6 million available for cash borrowings under the Credit Facility, with up to $237.6 million of that amount available for the issuance of letters of credit.
Letter of Credit Facility. We have an unsecured letter of credit agreement with a financial institution (“LOC Facility”). Under the LOC Facility, which expires on February 13, 2022, we may issue up to $50.0 million of letters of credit. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of May 31, 2020, we had $33.5 million of letters of credit outstanding under the LOC Facility. We had $15.8 million letters of credit outstanding under the LOC Facility as of November 30, 2019.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2020, inventories having a carrying value of $52.1 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Senior Notes. All of the senior notes outstanding at May 31, 2020 and November 30, 2019 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our and our guarantor subsidiaries’ existing unsecured and unsubordinated indebtedness. Interest on each of these senior notes is payable semi-annually.
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
As of May 31, 2020, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of May 31, 2020, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2020 – $6.8 million; 2021 – $18.0 million; 2022 – $800.0 million; 2023 – $350.0 million; 2024 – $0; and thereafter – $600.0 million.

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the six months ended May 31, 2020 and the year ended November 30, 2019 (in thousands):

		May 31, 2020			November 30, 2019
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$14,394	$(5,105)	$9,289	$41,160	$(14,031)	$27,129

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
The following table presents the fair value hierarchy, carrying value and estimated fair value of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2020		November 30, 2019
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,741,668	$1,862,750	$1,740,858	$1,921,563

(a)	The carrying values for the senior notes include unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Balance at beginning of period	$90,213	$84,191	$88,839	$82,490
Warranties issued	7,271	8,139	15,634	14,433
Payments	(4,640)	(6,500)	(11,629)	(11,093)
Adjustments	—	(2,800)	—	(2,800)
Balance at end of period	$92,844	$83,030	$92,844	$83,030

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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $47.9 million and $50.6 million are included in receivables in our consolidated balance sheets at May 31, 2020 and November 30, 2019, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Balance at beginning of period	$181,481	$177,862	$177,765	$176,841
Self-insurance expense (a)	1,343	4,295	5,977	8,042
Payments (b)	(4,743)	(11,179)	(5,661)	(13,905)
Balance at end of period	$178,081	$170,978	$178,081	$170,978

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)	Includes net changes in estimated probable insurance and other recoveries, which are recorded in receivables, to present our self-insurance liability on a gross basis.
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
Florida Chapter 558 Actions (Individual and Homeowner Association Claims). We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of May 31, 2020, we had approximately 503 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At May 31, 2020, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible.
Townhome Community Construction Defect Claims. In the 2016 fourth quarter, we received claims from a homeowners association alleging there were construction defects, primarily involving roofing and stucco issues, at a completed townhome community in Northern California totaling approximately $25.0 million. We, along with our outside consultants, have continued to investigate these allegations and we currently expect it may take additional quarters to fully evaluate them. At May 31, 2020, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries that reflected the status of our investigation to such date. At this stage of our investigation into these allegations, it is reasonably possible that our loss could exceed the amount accrued by an estimated range of $0 to $8.0 million. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs. We are in discussions with the homeowners association regarding the claims and their resolution.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2020, we had $789.6 million of performance bonds and $45.9 million of letters of credit outstanding. At November 30, 2019, we had $793.9 million of performance bonds and $34.7 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2020, we had total cash deposits of $59.2 million to purchase land having an aggregate purchase price of $1.27 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

18.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2020, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

19.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended May 31, 2020 and 2019
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at February 29, 2020	122,291	(7,317)	(24,526)	$122,291	$803,420	$2,211,851	$(17,149)	$(79,359)	$(597,950)	$2,443,104
Net income	—	—	—	—	—	51,989	—	—	—	51,989
Dividends on common stock	—	—	—	—	—	(8,098)	—	—	—	(8,098)
Employee stock options/other	11	—	—	11	167	—	—	—	—	178
Stock awards	68	—	—	68	(68)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,181	—	—	—	—	3,181
Balance at May 31, 2020	122,370	(7,317)	(24,526)	$122,370	$806,700	$2,255,742	$(17,149)	$(79,359)	$(597,950)	$2,490,354

Balance at February 28, 2019	119,258	(7,860)	(24,264)	$119,258	$755,341	$1,936,523	$(9,565)	$(85,246)	$(587,814)	$2,128,497
Net income	—	—	—	—	—	47,461	—	—	—	47,461
Dividends on common stock	—	—	—	—	—	(2,189)	—	—	—	(2,189)
Employee stock options/other	1,036	—	—	1,036	14,594	—	—	—	—	15,630
Stock awards	56	—	—	56	(56)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,814	—	—	—	—	5,814
Tax payments associated with stock-based compensation awards	—	—	—	—	—	—	—	—	(3)	(3)
Balance at May 31, 2019	120,350	(7,860)	(24,264)	$120,350	$775,693	$1,981,795	$(9,565)	$(85,246)	$(587,817)	$2,195,210

	Six Months Ended May 31, 2020 and 2019
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2019	121,593	(7,631)	(24,356)	$121,593	$793,954	$2,157,183	$(15,506)	$(82,758)	$(591,344)	$2,383,122
Cumulative effect of adoption of ASC 842	—	—	—	—	—	1,510	—	—	—	1,510
Reclassification of stranded tax effects (ASU 2018-02)	—	—	—	—	—	1,643	(1,643)	—	—	—
Net income	—	—	—	—	—	111,737	—	—	—	111,737
Dividends on common stock	—	—	—	—	—	(16,331)	—	—	—	(16,331)
Employee stock options/other	709	—	—	709	7,695	—	—	—	—	8,404
Stock awards	68	314	(15)	68	(3,080)	—	—	3,399	(387)	—
Stock-based compensation	—	—	—	—	8,131	—	—	—	—	8,131
Tax payments associated with stock-based compensation awards	—	—	(155)	—	—	—	—	—	(6,219)	(6,219)
Balance at May 31, 2020	122,370	(7,317)	(24,526)	$122,370	$806,700	$2,255,742	$(17,149)	$(79,359)	$(597,950)	$2,490,354

Balance at November 30, 2018	119,196	(8,157)	(24,113)	$119,196	$753,570	$1,897,168	$(9,565)	$(88,472)	$(584,397)	$2,087,500
Cumulative effect of adoption of ASC 606	—	—	—	—	—	11,610	—	—	—	11,610
Net income	—	—	—	—	—	77,472	—	—	—	77,472
Dividends on common stock	—	—	—	—	—	(4,455)	—	—	—	(4,455)
Employee stock options/other	1,098	—	—	1,098	15,364	—	—	—	—	16,462
Stock awards	56	297	(4)	56	(3,207)	—	—	3,226	(75)	—
Stock-based compensation	—	—	—	—	9,966	—	—	—	—	9,966
Tax payments associated with stock-based compensation awards	—	—	(147)	—	—	—	—	—	(3,345)	(3,345)
Balance at May 31, 2019	120,350	(7,860)	(24,264)	$120,350	$775,693	$1,981,795	$(9,565)	$(85,246)	$(587,817)	$2,195,210

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
As of May 31, 2020, we were authorized to repurchase 2,193,947 shares of our common stock under a board of directors approved share repurchase program. We did not repurchase any of our common stock under this program in the six months ended May 31, 2020.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. The 2014 Plan was amended in April 2016. As of May 31, 2020, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.
During the three-month periods ended May 31, 2020 and 2019, our board of directors declared, and we paid, quarterly cash dividends on our common stock of $.090 per share and $.025 per share, respectively. Quarterly cash dividends declared and paid during the six-month periods ended May 31, 2020 and 2019 totaled $.180 per share and $.050 per share of common stock, respectively.

20.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the six months ended May 31, 2020:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	4,163,481	$13.00
Granted	—	—
Exercised	(708,372)	11.77
Cancelled	(6,000)	45.16
Options outstanding at end of period	3,449,109	$13.20
Options exercisable at end of period	3,449,109	$13.20

We have not granted any new stock option awards since 2016. As of May 31, 2020, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 4.2 years. At May 31, 2020, there was no unrecognized compensation expense related to stock option awards as all of these awards were fully vested. For the three-month and six-month periods ended May 31, 2020, there was no stock-based compensation expense associated with stock options. For the three-month and six-month periods ended May 31, 2019, stock-based compensation expense associated with stock options was nominal. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $68.6 million at May 31, 2020. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $3.1 million and $5.8 million for the three months ended May 31, 2020 and 2019, respectively, related to restricted stock and PSUs. For the six months ended May 31, 2020 and 2019, we recognized total compensation expense of $8.1 million and $9.9 million, respectively, related to restricted stock and PSUs.

21.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2020	2019
Summary of cash and cash equivalents at end of period:
Homebuilding	$575,006	$178,876
Financial services	1,027	888
Total	$576,033	$179,764
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$249	$(2,809)
Income taxes paid	1,078	3,163
Supplemental disclosures of non-cash activities:
Reclassification of federal tax refund from deferred tax assets to receivables	$82,617	$—
Increase in operating lease right-of-use assets and lease liabilities due to adoption of ASC 842	31,199	—
Inventories acquired through seller financing	18,045	—
Decrease in consolidated inventories not owned	(10,414)	(16,262)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	5,360	3,983
Decrease in inventories due to adoption of ASC 606	—	(35,288)
Increase in property and equipment, net due to adoption of ASC 606	—	31,194

22.	Supplemental Guarantor Information
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
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of May 31, 2020.

Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended May 31, 2020
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$834,137	$79,833	$—	$913,970
Homebuilding:
Revenues	$—	$834,137	$76,143	$—	$910,280
Construction and land costs	—	(677,910)	(66,543)	—	(744,453)
Selling, general and administrative expenses	(24,780)	(83,470)	(5,988)	—	(114,238)
Operating income (loss)	(24,780)	72,757	3,612	—	51,589
Interest income	407	13	22	—	442
Interest expense	(29,541)	(58)	(1,456)	31,055	—
Intercompany interest	79,978	(44,689)	(4,234)	(31,055)	—
Equity in income of unconsolidated joint ventures	—	8,154	—	—	8,154
Homebuilding pretax income (loss)	26,064	36,177	(2,056)	—	60,185
Financial services pretax income	—	—	7,604	—	7,604
Total pretax income	26,064	36,177	5,548	—	67,789
Income tax expense	(6,700)	(7,800)	(1,300)	—	(15,800)
Equity in net income of subsidiaries	32,625	—	—	(32,625)	—
Net income	$51,989	$28,377	$4,248	$(32,625)	$51,989

	Three Months Ended May 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$932,945	$88,858	$—	$1,021,803
Homebuilding:
Revenues	$—	$932,945	$85,726	$—	$1,018,671
Construction and land costs	—	(756,055)	(87,689)	—	(843,744)
Selling, general and administrative expenses	(27,506)	(97,590)	2,268	—	(122,828)
Operating income (loss)	(27,506)	79,300	305	—	52,099
Interest income	395	—	44	—	439
Interest expense	(35,080)	(134)	(1,330)	36,544	—
Intercompany interest	82,238	(42,578)	(3,116)	(36,544)	—
Equity in loss of unconsolidated joint ventures	—	(369)	—	—	(369)
Homebuilding pretax income (loss)	20,047	36,219	(4,097)	—	52,169
Financial services pretax income	—	—	4,592	—	4,592
Total pretax income	20,047	36,219	495	—	56,761
Income tax expense	(2,800)	(3,000)	(3,500)	—	(9,300)
Equity in net income of subsidiaries	30,214	—	—	(30,214)	—
Net income (loss)	$47,461	$33,219	$(3,005)	$(30,214)	$47,461

	Six Months Ended May 31, 2020
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,826,682	$163,223	$—	$1,989,905
Homebuilding:
Revenues	$—	$1,826,682	$155,980	$—	$1,982,662
Construction and land costs	—	(1,493,468)	(137,038)	—	(1,630,506)
Selling, general and administrative expenses	(52,430)	(176,482)	(11,460)	—	(240,372)
Operating income (loss)	(52,430)	156,732	7,482	—	111,784
Interest income	1,291	12	74	—	1,377
Interest expense	(59,096)	(58)	(2,863)	62,017	—
Intercompany interest	160,558	(90,525)	(8,016)	(62,017)	—
Equity in income of unconsolidated joint ventures	—	10,059	—	—	10,059
Homebuilding pretax income (loss)	50,323	76,220	(3,323)	—	123,220
Financial services pretax income	—	—	13,417	—	13,417
Total pretax income	50,323	76,220	10,094	—	136,637
Income tax expense	(9,800)	(12,900)	(2,200)	—	(24,900)
Equity in net income of subsidiaries	71,214	—	—	(71,214)	—
Net income	$111,737	$63,320	$7,894	$(71,214)	$111,737

	Six Months Ended May 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,677,398	$155,888	$—	$1,833,286
Homebuilding:
Revenues	$—	$1,677,398	$150,061	$—	$1,827,459
Construction and land costs	—	(1,367,096)	(147,503)	—	(1,514,599)
Selling, general and administrative expenses	(52,888)	(173,130)	(3,404)	—	(229,422)
Operating income (loss)	(52,888)	137,172	(846)	—	83,438
Interest income	1,409	—	135	—	1,544
Interest expense	(68,275)	(455)	(2,602)	71,332	—
Intercompany interest	160,210	(84,316)	(4,562)	(71,332)	—
Equity in loss of unconsolidated joint ventures	—	(775)	—	—	(775)
Homebuilding pretax income (loss)	40,456	51,626	(7,875)	—	84,207
Financial services pretax income	—	—	7,065	—	7,065
Total pretax income (loss)	40,456	51,626	(810)	—	91,272
Income tax expense	(3,500)	(6,400)	(3,900)	—	(13,800)
Equity in net income of subsidiaries	40,516	—	—	(40,516)	—
Net income (loss)	$77,472	$45,226	$(4,710)	$(40,516)	$77,472

Condensed Consolidating Balance Sheets (in thousands)

	May 31, 2020
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$480,206	$65,410	$29,390	$—	$575,006
Receivables	83,709	167,965	61,254	—	312,928
Inventories	—	3,273,411	334,054	—	3,607,465
Investments in unconsolidated joint ventures	—	57,823	—	—	57,823
Property and equipment, net	27,136	35,328	3,300	—	65,764
Deferred tax assets, net	87,382	169,356	833	—	257,571
Other assets	98,866	20,687	7,035	—	126,588
	777,299	3,789,980	435,866	—	5,003,145
Financial services	—	—	38,857	—	38,857
Intercompany receivables	3,510,856	—	199,368	(3,710,224)	—
Investments in subsidiaries	129,869	—	—	(129,869)	—
Total assets	$4,418,024	$3,789,980	$674,091	$(3,840,093)	$5,042,002
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$137,402	$343,519	$302,340	$—	$783,261
Notes payable	1,716,558	24,871	25,110	—	1,766,539
	1,853,960	368,390	327,450	—	2,549,800
Financial services	—	—	1,848	—	1,848
Intercompany payables	73,710	3,421,590	214,924	(3,710,224)	—
Stockholders’ equity	2,490,354	—	129,869	(129,869)	2,490,354
Total liabilities and stockholders’ equity	$4,418,024	$3,789,980	$674,091	$(3,840,093)	$5,042,002

	November 30, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$357,966	$65,434	$30,414	$—	$453,814
Receivables	1,934	181,047	66,074	—	249,055
Inventories	—	3,400,307	304,295	—	3,704,602
Investments in unconsolidated joint ventures	—	57,038	—	—	57,038
Property and equipment, net	24,250	37,539	3,254	—	65,043
Deferred tax assets, net	96,301	237,877	30,315	—	364,493
Other assets	78,686	2,666	1,689	—	83,041
	559,137	3,981,908	436,041	—	4,977,086
Financial services	—	—	38,396	—	38,396
Intercompany receivables	3,624,081	—	186,022	(3,810,103)	—
Investments in subsidiaries	115,753	—	—	(115,753)	—
Total assets	$4,298,971	$3,981,908	$660,459	$(3,925,856)	$5,015,482
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$139,137	$453,929	$288,489	$—	$881,555
Notes payable	1,715,748	7,889	25,110	—	1,748,747
	1,854,885	461,818	313,599	—	2,630,302
Financial services	—	—	2,058	—	2,058
Intercompany payables	60,964	3,520,090	229,049	(3,810,103)	—
Stockholders’ equity	2,383,122	—	115,753	(115,753)	2,383,122
Total liabilities and stockholders’ equity	$4,298,971	$3,981,908	$660,459	$(3,925,856)	$5,015,482

Condensed Consolidating Statements of Cash Flows (in thousands)

	Six Months Ended May 31, 2020
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(14,150)	$166,394	$2,450	$—	$154,694
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(3,586)	—	—	(3,586)
Return of investments in unconsolidated joint ventures	—	500	—	—	500
Purchases of property and equipment, net	(3,111)	(9,714)	(2,399)	—	(15,224)
Intercompany	153,647	—	—	(153,647)	—
Net cash provided by (used in) investing activities	150,536	(12,800)	(2,399)	(153,647)	(18,310)
Cash flows from financing activities:
Payments on mortgages and land contracts due to land sellers and other loans	—	(1,063)	—	—	(1,063)
Issuance of common stock under employee stock plans	8,404	—	—	—	8,404
Tax payments associated with stock-based compensation awards	(6,219)	—	—	—	(6,219)
Payments of cash dividends	(16,331)	—	—	—	(16,331)
Intercompany	—	(152,555)	(1,092)	153,647	—
Net cash used in financing activities	(14,146)	(153,618)	(1,092)	153,647	(15,209)
Net increase (decrease) in cash and cash equivalents	122,240	(24)	(1,041)	—	121,175
Cash and cash equivalents at beginning of period	357,966	65,434	31,458	—	454,858
Cash and cash equivalents at end of period	$480,206	$65,410	$30,417	$—	$576,033

	Six Months Ended May 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$35,547	$(308,291)	$92,410	$—	$(180,334)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(4,245)	—	—	(4,245)
Return of investments in unconsolidated joint ventures	—	5,001	—	—	5,001
Proceeds from sale of building	—	5,804	—	—	5,804
Purchases of property and equipment, net	(3,241)	(11,360)	(7,663)	—	(22,264)
Intercompany	(196,595)	—	—	196,595	—
Net cash used in investing activities	(199,836)	(4,800)	(7,663)	196,595	(15,704)
Cash flows from financing activities:
Proceeds from issuance of debt	405,250	—	—	—	405,250
Payment of debt issuance costs	(5,209)	—	—	—	(5,209)
Repayment of senior notes	(630,000)	—	—	—	(630,000)
Borrowings under revolving credit facility	330,000	—	—	—	330,000
Repayments under revolving credit facility	(280,000)	—	—	—	(280,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(28,020)	—	—	(28,020)
Issuance of common stock under employee stock plans	16,462	—	—	—	16,462
Tax payments associated with stock-based compensation awards	(3,345)	—	—	—	(3,345)
Payments of cash dividends	(4,455)	—	—	—	(4,455)
Intercompany	—	298,278	(101,683)	(196,595)	—
Net cash provided by (used in) financing activities	(171,297)	270,258	(101,683)	(196,595)	(199,317)
Net decrease in cash and cash equivalents	(335,586)	(42,833)	(16,936)	—	(395,355)
Cash and cash equivalents at beginning of period	429,977	114,269	30,873	—	575,119
Cash and cash equivalents at end of period	$94,391	$71,436	$13,937	$—	$179,764

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended May 31,			Six Months Ended May 31,
	2020	2019	Variance	2020	2019	Variance
Revenues:
Homebuilding	$910,280	$1,018,671	(11)%	$1,982,662	$1,827,459	8%
Financial services	3,690	3,132	18	7,243	5,827	24
Total revenues	$913,970	$1,021,803	(11)%	$1,989,905	$1,833,286	9%
Pretax income:
Homebuilding	$60,185	$52,169	15%	$123,220	$84,207	46%
Financial services	7,604	4,592	66	13,417	7,065	90
Total pretax income	67,789	56,761	19	136,637	91,272	50
Income tax expense	(15,800)	(9,300)	(70)	(24,900)	(13,800)	(80)
Net income	$51,989	$47,461	10%	$111,737	$77,472	44%
Basic earnings per share	$.57	$.54	6%	$1.23	$.88	40%
Diluted earnings per share	$.55	$.51	8%	$1.19	$.82	45%
During the 2020 first half, we, like many companies worldwide, experienced an extraordinary change in business conditions in mid-March that created a sharp difference in our results between the first and second quarters. Our 2020 first quarter was particularly strong, as we generated the highest revenues, net orders, ending backlog and ending backlog value for any first quarter since 2007 and increased our net income 99% year over year. We had positive momentum entering the 2020 second quarter with the number of homes in backlog at the beginning of the quarter (“beginning backlog”) up 26% year over year.
In mid-March 2020, however, the COVID-19 pandemic and related COVID-19 control responses in our served markets, including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, severely impacted housing market conditions during our second quarter and beyond. The unprecedented steep drop in employment and economic activity in March led the National Bureau of Economic Research to determine that the United States entered into, and continues to be in, a recession. In April, the national unemployment rate reached its highest level since the Great Depression, and the unemployment rates in the states where we operate surged. The extreme economic contraction from mid-March through May together with ongoing uncertainty about the virulence of COVID-19 and the availability of generally effective therapeutics or a vaccine, as well as the duration and parameters of COVID-19 control responses, created significant volatility in capital markets; disrupted secondary mortgage markets, in part due to CARES Act relief provisions for outstanding mortgage loans; weakened consumer confidence and decreased demand for new homes (including homes ordered in the first quarter) for most of our 2020 second quarter.
Beyond the significant negative economic impact, the COVID-19 control responses in our served markets substantially impacted our operations during the 2020 second quarter. With the health and well-being of our employees, customers and business partners, and their families, being a high priority, we took decisive actions in mid-March, temporarily closing our sales centers, model homes and design studios to the public and shifting to virtual sales tools and then an appointment-only personalized home sales process in April, where permitted. We also shifted our corporate and division office functions to work remotely. With our construction operations being restricted in many jurisdictions, and completely shut down in some of them, together with the reduced availability or capacity of some municipal and private services necessary to build and deliver homes, we experienced home delivery delays during most of the quarter. In addition, our order pace moderated significantly, and home purchase cancellations increased considerably, largely reflecting our proactive efforts to assure a backlog of qualified homebuyers amid the pandemic-induced economic downturn that affected homebuyers’ employment status or created uncertainty for them about that status and their ability to purchase their home, as well as disruptions in the availability of mortgage loans or in the performance of lenders, among other factors. Many of the home purchase cancellations were on homes that had not yet been started, though about 20% were scheduled for delivery during the quarter. Among the markets with the largest impact to our second quarter net orders were the Inland Empire and Bay Area in California; Las Vegas, Nevada; Houston, Texas; and Orlando, Florida.
Very late in the second quarter, conditions started to improve in conjunction with state and local governments relaxing their COVID-19 control responses, including slightly better employment and consumer confidence levels. In the latter part of May, with restrictions easing in many of our served markets, we began to take steps to effectively resume nearly all of our operations, including more broadly opening our sales centers, model homes and design studios to the public, while also expanding construction and warranty service activities to the extent permitted by local authorities. We also launched significant enhancements to our website, including upgraded home search tools. Our reopening process is further described below under “Outlook.”
Given the tremendous challenges we faced, and continue to face, with the COVID-19 outbreak, including adapting to the various COVID-19 control responses and rapid economic downturn and related ongoing uncertainty about the near- and medium-term business environments, during the 2020 second quarter, we proceeded in a carefully targeted manner with land acquisition and land development, and focused on generating cash inflows from our business and preserving cash and liquidity by curtailing overhead expenditures, partly through workforce realignment and reductions that we expect will yield annualized savings of approximately $40 million allocated between construction and land costs and selling, general and administrative expenses. As a result, we recorded severance charges of $6.7 million within our selling, general and administrative expenses for the three months ended May 31, 2020.
The above-described impacts from the COVID-19 pandemic and the volatile economic, business and financial market conditions resulting therefrom, are expected to continue to negatively affect the housing market and our consolidated financial statements in the 2020 third and fourth quarters. Although we are uncertain of the potential full magnitude or duration of the business and economic impacts, we could experience material declines in our net orders, homes delivered, average selling prices, revenues, cash flow and/or profitability in the remainder of 2020 compared to the corresponding prior-year periods. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below under Part II, Item 1A – Risk Factors. Though our operations have not been directly affected as of the date of this report, we are also monitoring potential impacts from weeks of widespread protests and civil unrest that started at the end of May related to efforts to institute law enforcement and other social and political reforms.
Financial and Operational Highlights. Reflecting the extremely difficult business environment described above, housing revenues for the 2020 second quarter decreased 11% from the year-earlier quarter due to a 10% decline in the number of homes delivered to 2,499 and a slight decrease in the overall average selling price to $364,100. Homebuilding operating income for the three months ended May 31, 2020 was down slightly year over year to $51.6 million. At the same time, homebuilding operating income as a percentage of related revenues improved 60 basis points to 5.7%. Excluding inventory-related charges of $4.4 million and the above-mentioned severance charges of $6.7 million in the current quarter and $4.3 million of inventory-related charges in the year-earlier quarter, this metric improved 140 basis points to 6.9%. Our housing gross profits for the quarter decreased compared to the year-earlier period, mainly due to lower housing revenues, partly offset by a 100-basis point improvement in our housing gross profit margin to 18.2%.
The year-over-year increase in our housing gross profit margin primarily reflected a shift in the mix of homes delivered and lower relative amortization of previously capitalized interest, partly offset by reduced operating leverage due to lower housing revenues. Our selling, general and administrative expense ratio increased 50 basis points to 12.6% of housing revenues, primarily due to the above-mentioned severance charges and decreased operating leverage from lower housing revenues, partly offset by reduced expenses for certain employee compensation plans. Excluding the current quarter severance charges, selling general and administrative expenses as a percentage of housing revenues were 11.8%.

The following table presents information concerning our net orders, cancellation rates, ending backlog and community count for the three-month and six-month periods ended May 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Net orders	1,758	4,064	5,253	6,739
Net order value (a)	$688,444	$1,532,688	$2,071,098	$2,554,775
Cancellation rates (b)	43%	15%	27%	17%
Ending backlog — homes	5,080	5,927	5,080	5,927
Ending backlog — value	$1,903,017	$2,173,173	$1,903,017	$2,173,173
Ending community count	244	255	244	255
Average community count	247	252	248	248

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
Net Orders. Our second quarter has typically been our strongest quarter for net orders. However, the COVID-19 pandemic and associated COVID-19 control responses in our served markets negatively affected our gross orders, which decreased 36% year over year, and elevated our cancellation rate. As a result, for the three months ended May 31, 2020, net orders from our homebuilding operations fell 57% from the year-earlier period. Reflecting the progression of COVID-19 pandemic-related impacts, our gross orders for March and April 2020 decreased 4% and 59%, respectively, as compared to the corresponding months of 2019. We experienced steady improvement in our order trends beginning in May, which was further fueled by welcoming walk-in traffic to our communities. For May 2020, the year-over-year decrease in gross orders moderated to 42%, reflecting the easing of the COVID-19 control responses in our served markets and our gradual resumption of more normalized operations in the latter part of the month. Our 2020 net orders were down 10% in March, 107% in April and 55% in May, each as compared to the corresponding year-earlier period.
The year-over-year increase in our cancellation rate as a percentage of gross orders for the three months ended May 31, 2020 reflected monthly cancellation rates for March, April and May of 20%, 114% and 34%, respectively.
The value of our net orders for the three months ended May 31, 2020 was down 55% from the year-earlier period as a result of the decrease in net orders, partly offset by an increase in the overall average selling price of those orders. For the 2020 second quarter, our monthly net orders per community decreased to 2.4 from 5.4 in the 2019 second quarter.
While our year-over-year net order comparison continued to improve subsequent to the end of the quarter, as noted below under “Outlook,” the year-over-year decrease in our 2020 second quarter net orders is expected to reduce our year-over-year deliveries and revenues for the 2020 third and fourth quarters and full year.
Backlog. The number of homes in our backlog at May 31, 2020 decreased 14% from May 31, 2019, mainly due to lower gross order levels and elevated cancellation rates during the 2020 second quarter as our beginning backlog was up 26% year over year. The potential future housing revenues in our backlog at May 31, 2020 declined 12% from the prior-year period, reflecting the lower number of homes in our backlog, partly offset by a 2% increase in the overall average selling price of those homes.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2020 second quarter declined 2% from the year-earlier period, reflecting decreases of 12% in our Southwest homebuilding reporting segment, 4% in our Central segment and 8% in our Southeast segment, partly offset by an increase of 12% in our West Coast segment. Our ending community count was down 4% from the prior-year quarter. The year-over-year decreases in our overall average and ending community counts primarily reflected a decline in the number of active communities that were previously classified as land held for future development, our moderated investments in land development in the 2020 second quarter, and delays in community openings due to the COVID-19 pandemic.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Revenues:
Housing	$909,978	$1,017,799	$1,981,788	$1,815,970
Land	302	872	874	11,489
Total	910,280	1,018,671	1,982,662	1,827,459
Costs and expenses:
Construction and land costs
Housing	(744,151)	(843,071)	(1,629,632)	(1,504,399)
Land	(302)	(673)	(874)	(10,200)
Total	(744,453)	(843,744)	(1,630,506)	(1,514,599)
Selling, general and administrative expenses	(114,238)	(122,828)	(240,372)	(229,422)
Total	(858,691)	(966,572)	(1,870,878)	(1,744,021)
Operating income	$51,589	$52,099	$111,784	$83,438
Homes delivered	2,499	2,768	5,251	4,920
Average selling price	$364,100	$367,700	$377,400	$369,100
Housing gross profit margin as a percentage of housing revenues	18.2%	17.2%	17.8%	17.2%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	18.7%	17.6%	18.3%	17.6%
Adjusted housing gross profit margin as a percentage of housing revenues	21.9%	21.3%	21.5%	21.3%
Selling, general and administrative expenses as a percentage of housing revenues	12.6%	12.1%	12.1%	12.6%
Operating income as a percentage of homebuilding revenues	5.7%	5.1%	5.6%	4.6%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of May 31, 2020, our homebuilding reporting segments consisted of ongoing operations located in the following states to the extent permitted by applicable public health orders as part of their respective COVID-19 control responses: West Coast — California and Washington; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2020	2019	2020	2019	2020	2019
West Coast	585	680	555	1,141	37%	14%
Southwest	552	566	305	768	50	10
Central	955	1,067	719	1,498	36	17
Southeast	407	455	179	657	61	19
Total	2,499	2,768	1,758	4,064	43%	15%

	Three Months Ended May 31,
	Net Order Value			Average Community Count
Segment	2020	2019	Variance	2020	2019	Variance
West Coast	$324,936	$664,431	(51)%	75	67	12%
Southwest	99,464	241,729	(59)	37	42	(12)
Central	212,445	438,302	(52)	90	94	(4)
Southeast	51,599	188,226	(73)	45	49	(8)
Total	$688,444	$1,532,688	(55)%	247	252	(2)%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2020	2019	2020	2019	2020	2019
West Coast	1,379	1,177	1,534	1,840	23%	17%
Southwest	1,155	1,049	1,070	1,301	27	12
Central	1,923	1,891	1,936	2,424	25	20
Southeast	794	803	713	1,174	36	19
Total	5,251	4,920	5,253	6,739	27%	17%

	Net Order Value			Average Community Count
Segment	2020	2019	Variance	2020	2019	Variance
West Coast	$923,352	$1,084,892	(15)%	75	64	17%
Southwest	356,684	412,568	(14)	38	40	(5)
Central	585,926	722,568	(19)	89	94	(5)
Southeast	205,136	334,747	(39)	46	50	(8)
Total	$2,071,098	$2,554,775	(19)%	248	248	—%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2020	2019	Variance	2020	2019	Variance
West Coast	1,198	1,378	(13)%	$705,357	$806,651	(13)%
Southwest	1,153	1,178	(2)	380,454	372,699	2
Central	2,001	2,247	(11)	609,156	669,037	(9)
Southeast	728	1,124	(35)	208,050	324,786	(36)
Total	5,080	5,927	(14)%	$1,903,017	$2,173,173	(12)%
Revenues. Homebuilding revenues for the three months ended May 31, 2020 decreased 11% from the year-earlier period primarily due to a decline in housing revenues.
Housing revenues for the three months ended May 31, 2020 declined 11% year over year, reflecting a 10% decrease in the number of homes delivered and a slight decrease in the overall average selling price of those homes. While the number of homes in our beginning backlog was up 26% compared to the year-earlier period, we delivered fewer homes in the quarter due to the COVID-19 pandemic and associated COVID-19 control responses, which resulted in increased home purchase cancellations and delayed deliveries, as discussed above under “Overview.”
Land sale revenues for the quarter ended May 31, 2020 totaled $.3 million, compared to $.9 million in the year-earlier quarter. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Homebuilding revenues for the six months ended May 31, 2020, which included our strong 2020 first quarter performance, grew 9% year over year to $1.98 billion, reflecting an increase in housing revenues, partly offset by a decrease in land sale revenues. Housing revenues for the six months ended May 31, 2020 grew as a result of a 7% increase in the number of homes delivered and a 2% rise in the overall average selling price to $377,400.
Land sale revenues totaled $.9 million for the six months ended May 31, 2020 and $11.5 million for the six months ended May 31, 2019, reflecting the factors discussed above with respect to our 2020 second quarter land sale revenues.
Operating Income. Our homebuilding operating income for the three months ended May 31, 2020 was essentially flat compared to the year-earlier period. Homebuilding operating income for the 2020 second quarter included total inventory-related charges of $4.4 million, which were comprised of land option contract abandonment charges primarily related to one land option contract in Texas, and severance charges of $6.7 million. The severance charges were associated with workforce reductions made during the quarter that we expect will yield annualized savings of approximately $40 million allocated between construction and land costs and selling, general and administrative expenses. In the 2019 second quarter, homebuilding operating income included total inventory-related charges of $4.3 million. As a percentage of homebuilding revenues, our homebuilding operating income for the three months ended May 31, 2020 increased 60 basis points year over year to 5.7%. Excluding inventory-related charges in both periods and severance charges in the current period, our homebuilding operating income margin improved 140 basis points to 6.9% for the 2020 second quarter compared to 5.5% for the year-earlier quarter.
For the six months ended May 31, 2020, our homebuilding operating income increased 34% from the prior-year period, largely reflecting the operating income we generated in the 2020 first quarter. Homebuilding operating income for the 2020 first half included total inventory-related charges of $10.1 million, compared to $7.9 million of such charges in the corresponding 2019 period. As a percentage of homebuilding revenues, our homebuilding operating income for the six months ended May 31, 2020 improved 100 basis points year over year to 5.6%. Excluding inventory-related charges for both periods and the above-mentioned severance charges in the 2020 period, our homebuilding operating income margin was 6.5% for the six months ended May 31, 2020 and 5.0% for the six months ended May 31, 2019.
The year-over-year change in our homebuilding operating income for the three months ended May 31, 2020 largely reflected lower housing gross profits, offset by lower selling, general and administrative expenses. For the six months ended May 31, 2020, the year-over-year growth in our homebuilding operating income was primarily due to an increase in housing gross profits, partly offset by higher selling, general and administrative expenses.
Housing gross profits of $165.8 million for the three months ended May 31, 2020 declined 5% from $174.7 million for the year-earlier period, reflecting a decrease in housing revenues, partly offset by an increase in our housing gross profit margin. Our housing gross profit margin for the 2020 second quarter rose 100 basis points year over year to 18.2%, mainly due to the favorable impacts of lower construction and land costs (approximately 100 basis points) primarily reflecting a shift in the mix of homes delivered, and lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 50 basis points). These items were partly offset by reduced operating leverage due to lower housing revenues (approximately 50 basis points).
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. Interest incurred totaled $31.1 million for the three months ended May 31, 2020, decreasing from $36.5 million for the year-earlier period, mainly due to our lower average debt level. All interest incurred during the three-month periods ended May 31, 2020 and 2019 was capitalized, due to the average amount of our inventory qualifying for interest capitalization exceeding our average debt level for each period. As a result, we had no interest expense for these periods.
Interest amortized to construction and land costs associated with housing operations was $28.7 million and $37.7 million for the three-month periods ended May 31, 2020 and 2019, respectively. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.2% and 3.7% for the three months ended May 31, 2020 and 2019, respectively.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges for the three months ended May 31, 2020 and 2019, our adjusted housing gross profit margin increased 60 basis points from the year-earlier quarter to 21.9%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2020 second quarter decreased 7% from the year-earlier quarter, mainly due to the lower volume of homes delivered and reduced expenses associated with certain employee compensation plans, partly offset by severance charges of $6.7 million. As a percentage of housing revenues, our selling, general and administrative expenses increased 50 basis points, largely as a result of decreased operating leverage due to lower housing revenues as compared to the year-earlier quarter. Excluding the current period severance charges, selling, general and administrative expenses as a percentage of revenues for the 2020 second quarter improved by 30 basis points from the year-earlier quarter to 11.8%.
Our housing gross profits of $352.2 million for the six months ended May 31, 2020 increased from $311.6 million for the year-earlier period. Housing gross profits for the 2020 first half included $10.1 million of inventory-related charges, compared to $7.9 million of such charges in the year-earlier period. Our housing gross profit margin of 17.8% for the six months ended May 31, 2020 increased 60 basis points year over year, primarily due to lower amortization of previously capitalized interest as a percentage of housing revenues.
For the six months ended May 31, 2020, interest incurred decreased to $62.0 million from $71.3 million for the year-earlier period, primarily due to our lower average debt level. All interest incurred during the six-month periods ended May 31, 2020 and 2019 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period.
Interest amortized to construction and land costs associated with housing operations was $63.3 million for the six months ended May 31, 2020 and $67.7 million for the six months ended May 31, 2019. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.2% and 3.7% for the six months ended May 31, 2020 and 2019, respectively.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges in the six months ended May 31, 2020 and 2019, our adjusted housing gross profit margin increased 20 basis points from the year-earlier period to 21.5%.
Selling, general and administrative expenses for the 2020 first half increased to $240.4 million from $229.4 million for the year-earlier period, mainly due to the above-mentioned severance charges recorded in the 2020 second quarter and the higher volume of homes delivered in the first half of the year. As a percentage of housing revenues, selling, general and administrative expenses improved 50 basis points from the prior-year period to 12.1%, largely as a result of increased operating leverage due to higher housing revenues as compared to the year-earlier period.
Land sales generated break-even results for the six months ended May 31, 2020, compared to profits of $1.3 million for the year-earlier period.
Interest Income. Interest income, which is generated from short-term investments, was $.4 million for each of the three-month periods ended May 31, 2020 and 2019. For the six-month periods ended May 31, 2020 and 2019, our interest income totaled $1.4 million and $1.5 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $8.2 million for the three months ended May 31, 2020, compared to equity in loss of unconsolidated joint ventures of $.4 million for the three months ended May 31, 2019. For the six months ended May 31, 2020, our equity in income of unconsolidated joint ventures was $10.1 million, compared to equity in loss unconsolidated joint ventures of $.8 million for the corresponding 2019 period. The improved results in both periods of 2020 primarily reflected 53 homes and 73 homes delivered from an unconsolidated joint venture in California during the three months and six months ended May 31, 2020, respectively, compared to no homes delivered from unconsolidated joint ventures in the corresponding 2019 periods.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Housing revenues	$909,978	$1,017,799	$1,981,788	$1,815,970
Housing construction and land costs	(744,151)	(843,071)	(1,629,632)	(1,504,399)
Housing gross profits	165,827	174,728	352,156	311,571
Add: Inventory-related charges (a)	4,379	4,337	10,051	7,892
Housing gross profits excluding inventory-related charges	170,206	179,065	362,207	319,463
Add: Amortization of previously capitalized interest (b)	28,746	37,716	63,321	67,702
Adjusted housing gross profits	$198,952	$216,781	$425,528	$387,165
Housing gross profit margin as a percentage of housing revenues	18.2%	17.2%	17.8%	17.2%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	18.7%	17.6%	18.3%	17.6%
Adjusted housing gross profit margin as a percentage of housing revenues	21.9%	21.3%	21.5%	21.3%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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

Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	May 31, 2020	November 30, 2019
Notes payable	$1,766,539	$1,748,747
Stockholders’ equity	2,490,354	2,383,122
Total capital	$4,256,893	$4,131,869
Ratio of debt to capital	41.5%	42.3%

Notes payable	$1,766,539	$1,748,747
Less: Cash and cash equivalents	(575,006)	(453,814)
Net debt	1,191,533	1,294,933
Stockholders’ equity	2,490,354	2,383,122
Total capital	$3,681,887	$3,678,055
Ratio of net debt to capital	32.4%	35.2%
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
The financial results for each of our homebuilding reporting segments for the three months and six months ended May 31, 2020 were negatively affected by the impacts from the COVID-19 pandemic, as discussed above under “Overview.” In each of our homebuilding reporting segments, we had lower net orders and delivered fewer homes in the 2020 second quarter compared to the year-earlier quarter. In addition, compared to the 2020 first quarter, net orders decreased in each of our homebuilding reporting segments and we delivered a reduced volume of homes in three of our four segments.
West Coast. The following table presents financial information related to our West Coast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2020	2019	Variance		2020	2019	Variance
Revenues	$331,882	$391,264	(15	) %	$816,379	$697,074	17%
Construction and land costs	(282,454)	(335,105)	16		(699,111)	(594,118)	(18)
Selling, general and administrative expenses	(29,919)	(31,182)	4		(65,773)	(59,903)	(10)
Operating income	$19,509	$24,977	(22	) %	$51,495	$43,053	20%

Homes delivered	585	680	(14	) %	1,379	1,177	17%
Average selling price	$567,200	$574,800	(1	) %	$591,900	$588,600	1%
Housing gross profit margin	14.9%	14.4%	50	bps	14.4%	14.9%	(50	)bps
This segment’s revenues for the three months and six months ended May 31, 2020 and 2019 were generated from both housing operations and land sales. Housing revenues for the 2020 second quarter declined 15% year over year to $331.8 million from $390.9 million, reflecting a lower number of homes delivered and a slight decrease in the average selling price of those homes.

For the six months ended May 31, 2020, housing revenues increased 18% to $816.3 million from $692.8 million for the year-earlier period due to a higher number of homes delivered and a slight increase in the average selling price of those homes.
Operating income for the three months ended May 31, 2020 declined from the year-earlier period, reflecting a decrease in housing gross profits, partly offset by lower selling, general and administrative expenses. The year-over-year decrease in housing gross profits reflected lower housing revenues, partially offset by an increase in the housing gross profit margin. The improvement in the housing gross profit margin was primarily driven by decreases in both inventory-related charges and amortization of previously capitalized interest as a percentage of housing revenues, partly offset by reduced operating leverage due to lower housing revenues. Inventory-related charges totaled $.7 million in the 2020 second quarter, compared to $3.8 million in the year-earlier quarter. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 second quarter increased from the year-earlier quarter largely due to reduced operating leverage as a result of lower housing revenues.
For the six months ended May 31, 2020, operating income grew 20% from the year-earlier period reflecting an increase in housing gross profits, partly offset by an increase in selling, general and administrative expenses. The year-over-year growth in housing gross profits reflected an increase in housing revenues that was partially offset by a decrease in the housing gross profit margin. The decline in the housing gross profit margin was primarily due to an increase in construction and land costs as a percentage of housing revenues mainly as a result of a mix shift of homes delivered, partly offset by lower inventory-related charges and amortization of previously capitalized interest as a percentage of housing revenues, and improved operating leverage due to higher housing revenues. Inventory-related charges impacting the housing gross profit margin totaled $5.1 million and $7.1 million for the six-month periods ended May 31, 2020 and 2019, respectively. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 first half improved from the corresponding 2019 period, primarily due to increased operating leverage as a result of higher housing revenues.
Southwest. The following table presents financial information related to our Southwest segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2020	2019	Variance		2020	2019	Variance
Revenues	$175,251	$184,827	(5	) %	$366,569	$342,483	7%
Construction and land costs	(133,742)	(140,592)	5		(276,641)	(261,810)	(6)
Selling, general and administrative expenses	(16,463)	(16,059)	(3)		(32,632)	(30,179)	(8)
Operating income	$25,046	$28,176	(11	) %	$57,296	$50,494	13%

Homes delivered	552	566	(2	) %	1,155	1,049	10%
Average selling price	$317,100	$326,500	(3	) %	$316,700	$326,500	(3	) %
Housing gross profit margin	23.7%	23.9%	(20	)bps	24.6%	23.6%	100	bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2020 were from both housing operations and land sales. For the three months and six months ended May 31, 2019, revenues were generated solely from housing operations. Housing revenues for the three months ended May 31, 2020 decreased 5% year over year to $175.0 million due to decreases in both the number of homes delivered and the average selling price of those homes. For the six months ended May 31, 2020, housing revenues increased 7% year over year to $365.8 million, reflecting an increase in the number of homes delivered, partially offset by a decrease in the average selling price of those homes. The year-over-year decrease in the average selling price for the three months and six months ended May 31, 2020 was primarily due to product and geographic mix shifts of homes delivered.
Operating income for the three months ended May 31, 2020 decreased from the corresponding 2019 period due to lower housing gross profits and higher selling, general and administrative expenses. The year-over-year decrease in housing gross profits primarily reflected lower housing revenues as this segment’s housing gross profit margin was nearly even with the year-earlier period. The housing gross profit margin for the three months ended May 31, 2020 reflected an increase in construction and land costs as a percentage of housing revenues, reduced operating leverage due to lower housing revenues, and warranty adjustments that favorably impacted the 2019 second quarter, mostly offset by the lower relative amortization of previously capitalized interest. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 second quarter increased from the corresponding 2019 quarter, mainly as a result of reduced operating leverage due to lower housing revenues.
For the six months ended May 31, 2020, operating income increased from the corresponding 2019 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. Housing gross profits for the 2020 first half increased from the year-earlier period mainly due to higher housing revenues and and a higher housing gross profit margin. The improvement in the housing gross profit margin was primarily due to lower relative amortization of previously capitalized interest, partly offset by warranty adjustments that favorably impacted the 2019 first half. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 first half were essentially even with the corresponding 2019 period as increased marketing costs were largely offset by increased operating leverage as a result of higher housing revenues.
Central. The following table presents financial information related to our Central segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2020	2019	Variance		2020	2019	Variance
Revenues	$284,193	$307,080	(7	) %	$567,706	$548,672	3%
Construction and land costs	(227,291)	(248,342)	8		(456,414)	(446,446)	(2)
Selling, general and administrative expenses	(30,018)	(31,539)	5		(61,730)	(56,444)	(9)
Operating income	$26,884	$27,199	(1	) %	$49,562	$45,782	8%

Homes delivered	955	1,067	(10	) %	1,923	1,891	2%
Average selling price	$297,600	$287,400	4%		$295,200	$286,300	3%
Housing gross profit margin	20.0%	19.1%	90	bps	19.6%	18.6%	100	bps
This segment’s revenues for the three months and six months ended May 31, 2020 were generated solely from housing operations. Revenues for the three-month and six-month periods ended May 31, 2019 were generated from both housing operations and land sales. Housing revenues for the 2020 second quarter declined 7% from $306.6 million for the year-earlier quarter, reflecting a decrease in the number of homes delivered, partly offset by an increase the average selling price of those homes. For the six months ended May 31, 2020, housing revenues increased 5% year over year from $541.5 million, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year increases in the average selling prices for three-month and six-month periods ended May 31, 2020 were due to shifts in the product and geographic mix of homes delivered.
Operating income for the three months ended May 31, 2020 decreased slightly from the year-earlier period, mainly due to a decline in housing gross profits, partly offset by lower selling, general and administrative expenses. The year-over-year decrease in housing gross profits reflected a decline in housing revenues, partially offset by an increase in the housing gross profit margin. The housing gross profit margin increase mainly resulted from decreases in both construction and land costs and amortization of previously capitalized interest as a percentage of housing revenues, partly offset by an increase in inventory-related charges and reduced operating leverage due to lower housing revenues. Inventory-related charges impacting the housing gross profit margin for the three months ended May 31, 2020 and 2019 were $3.5 million and $.1 million, respectively. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 second quarter increased from the year-earlier quarter, primarily as a result of decreased operating leverage due to lower housing revenues.
For the six months ended May 31, 2020, operating income increased 8% from the year-earlier period mainly due to an increase in housing gross profits, partly offset by higher selling, general and administrative expenses. The housing gross profit margin increased primarily due to decreases in both construction and land costs and amortization of previously capitalized interest as a percentage of housing revenues, partly offset by an increase in inventory-related charges. Inventory-related charges impacting the housing gross profit margin for the six months ended May 31, 2020 and 2019 were $4.4 million and $.4 million, respectively. Land sales generated profits of $1.3 million for the six months ended May 31, 2019. Selling, general and administrative expenses as a percentage of revenues for the 2020 first half increased from the corresponding 2019 period, reflecting higher overhead costs, partly offset by increased operating leverage due to higher housing revenues.

Southeast. The following table presents financial information related to our Southeast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2020	2019	Variance		2020	2019	Variance
Revenues	$118,954	$135,500	(12	) %	$232,008	$239,230	(3	) %
Construction and land costs	(99,311)	(117,860)	16		(194,921)	(208,638)	7
Selling, general and administrative expenses	(13,013)	(17,051)	24		(27,827)	(30,548)	9
Operating income	$6,630	$589	(a)		$9,260	$44	(a)

Homes delivered	407	455	(11	) %	794	803	(1	) %
Average selling price	$292,300	$297,800	(2	) %	$292,100	$297,900	(2	) %
Housing gross profit margin	16.5%	13.0%	350	bps	16.0%	12.8%	320	bps

(a)	Percentage not meaningful.
This segment’s revenues for the three-month period ended May 31, 2020 and the three months and six months ended May 31, 2019 were generated solely from housing operations. Revenues for the six months ended May 31, 2020 were generated from housing operations and nominal land sales. The year-over-year decline in housing revenues for the three months and six months ended May 31, 2020 reflected decreases in both the number of homes delivered and the average selling price of those homes. The year-over-year decrease in the average selling price for the three months and six months ended May 31, 2020 was mainly due to a lower proportion of homes delivered from higher-priced communities.
Operating income for the three months ended May 31, 2020 increased from the year-earlier period due to higher housing gross profits and lower selling, general and administrative expenses. The year-over-year increase in housing gross profits reflected an increase in the housing gross profit margin, partly offset by a decline in housing revenues. The housing gross profit margin increased primarily due to lower construction and land costs as a percentage of housing revenues and lower relative amortization of previously capitalized interest, partly offset by reduced operating leverage due to lower housing revenues. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 second quarter improved from the year-earlier period, primarily reflecting legal recoveries, partly offset by decreased operating leverage as a result of lower housing revenues.
For the six months ended May 31, 2020, operating income grew from the prior-year period, reflecting higher housing gross profits and lower selling, general and administrative expenses. Housing gross profits and the housing gross profit margin increased for the respective reasons described above for the three months ended May 31, 2020. Selling, general and administrative expenses as a percentage of housing revenues improved in the 2020 first half from the year-earlier period primarily for the reasons described above with respect to the three months ended May 31, 2020.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Revenues	$3,690	$3,132	$7,243	$5,827
Expenses	(883)	(1,040)	(1,845)	(2,064)
Equity in income of unconsolidated joint ventures	4,797	2,500	8,019	3,302
Pretax income	$7,604	$4,592	$13,417	$7,065

Total originations:
Loans	1,715	1,679	3,479	2,888
Principal	$543,005	$480,806	$1,101,542	$820,070
Percentage of homebuyers using KBHS	76%	69%	74%	67%
Average FICO score	720	718	721	718

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Loans sold:
Loans sold to Stearns	1,760	1,396	4,049	2,557
Principal	$558,656	$397,293	$1,258,693	$730,646
Loans sold to third parties	121	230	193	474
Principal	$38,704	$61,183	$62,003	$123,539
Revenues. Financial services revenues for the three-month and six-month periods ended May 31, 2020 grew from the corresponding year-earlier periods due to increases in both title services revenues and insurance commissions.
Expenses. General and administrative expenses for the three-month and six-month periods ended May 31, 2020 decreased slightly from the corresponding periods of 2019.
Equity in Income of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures increased on a year-over-year basis in the three-month period ended May 31, 2020 due to a rise in the percentage of homebuyers using KBHS, partly offset by a 10% decline in the number of homes we delivered. For the six-month period ended May 31, 2020, the year-over-year increase reflected 7% growth in the number of homes delivered and a substantial increase in the percentage of homebuyers using KBHS.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Income tax expense	$15,800	$9,300	$24,900	$13,800
Effective tax rate	23.3%	16.4%	18.2%	15.1%
Our income tax expense and effective tax rate for the three months ended May 31, 2020 included the favorable effect of $3.0 million of federal energy tax credits that we earned from building energy-efficient homes, partially offset by $1.0 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). For the three months ended May 31, 2019, our income tax expense and effective tax rate included the favorable effects of $4.3 million of federal energy tax credits and $.9 million of excess tax benefits related to stock-based compensation, partly offset by $.8 million of non-deductible executive compensation expense.
Our income tax expense and effective tax rate for the six months ended May 31, 2020 included the favorable effects of $7.0 million of federal energy tax credits that we earned from building energy-efficient homes and $5.6 million of excess tax benefits related to stock-based compensation, partially offset by $2.0 million of non-deductible executive compensation expense. For the six months ended May 31, 2019, our income tax expense and effective tax rate included the favorable effects of $4.3 million of federal energy tax credits, a $3.3 million reversal of a deferred tax asset valuation allowance related to refundable alternative minimum tax credits and $2.9 million of excess tax benefits related to stock-based compensation, partly offset by $1.2 million of non-deductible executive compensation expense.
The federal energy tax credits for the three months and six months ended May 31, 2020 resulted from legislation enacted in December 2019, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2020. Prior to this legislation, the tax credit expired on December 31, 2017. This extension is expected to benefit our income tax provision in future periods.
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
In response to the economic disruption and uncertainty resulting from the COVID-19 pandemic, as described above under “Overview,” in the 2020 second quarter, we proceeded in a carefully targeted manner with investments in land and land development, worked with land sellers to delay the acquisition of land, and activated more targeted development phases of land we own to align with expected slower sales and construction paces. These actions are expected to reduce the growth or, as in the 2020 second quarter, cause a decline in our lot count and the volume of homes delivered in the 2020 third quarter and future periods.
Our investments in land and land development decreased 19% to $633.5 million for the six months ended May 31, 2020, compared to $782.8 million for the prior-year period. Approximately 41% of our total investments in the six months ended May 31, 2020 and 2019 related to land acquisition. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first six months of 2020 and 2019, approximately 50% and 51%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	May 31, 2020		November 30, 2019		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	14,001	$1,711,558	15,186	$1,795,088	(1,185)	$(83,530)
Southwest	11,069	664,273	11,191	629,811	(122)	34,462
Central	23,742	851,347	25,871	889,179	(2,129)	(37,832)
Southeast	11,668	380,287	12,662	390,524	(994)	(10,237)
Total	60,480	$3,607,465	64,910	$3,704,602	(4,430)	$(97,137)
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at May 31, 2020 decreased 3% from November 30, 2019. Over the same period, the number of lots decreased 7% mainly due to a lower number of lots under land option contracts and other similar contracts with refundable deposits, reflecting ordinary course fluctuations in the number of such contracts. The number of lots in inventory as of May 31, 2020 included 6,988 lots under contract where the associated deposits were refundable at our discretion, compared to 9,212 of such lots at November 30, 2019. Our land under contract as a percentage of total lots was 38% at May 31, 2020 and 41% at November 30, 2019. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.

Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	May 31, 2020	November 30, 2019
Total cash and cash equivalents	$575,006	$453,814
Credit Facility commitment	800,000	800,000
Borrowings outstanding under the Credit Facility	—	—
Letters of credit outstanding under the Credit Facility	(12,429)	(18,884)
Credit Facility availability	787,571	781,116
Total liquidity	$1,362,577	$1,234,930
The majority of our cash equivalents at May 31, 2020 and November 30, 2019 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2020	November 30, 2019	Variance
Mortgages and land contracts due to land sellers and other loans	$24,871	$7,889	$16,982
Senior notes	1,741,668	1,740,858	810
Total	$1,766,539	$1,748,747	$17,792
Our financial leverage, as measured by the ratio of debt to capital, was 41.5% at May 31, 2020, compared to 42.3% at November 30, 2019. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at May 31, 2020 was 32.4%, compared to 35.2% at November 30, 2019. Our next scheduled maturity is on December 15, 2021, when $450.0 million in aggregate principal amount of our 7.00% senior notes become due.
LOC Facility. We had $33.5 million and $15.8 million of letters of credit outstanding under the LOC Facility at May 31, 2020 and November 30, 2019, respectively. Further information regarding our LOC Facility is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unsecured Revolving Credit Facility. We have an $800.0 million Credit Facility that will mature on October 7, 2023. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2020, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2020, we had $787.6 million available for cash borrowings under the Credit Facility, with up to $237.6 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the six months ended May 31, 2020 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2019.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2020:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.70 billion	$2.49 billion
Leverage Ratio	<	.650	.416
Interest Coverage Ratio (a)	>	1.500	4.506
Minimum liquidity (a)	>	$132.0 million	$575.0 million
Investments in joint ventures and non-guarantor subsidiaries	<	$602.9 million	$187.7 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$1.34 billion

(a)
Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of May 31, 2020, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
As of May 31, 2020, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of dividends (other than common stock dividends) if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2020, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $24.9 million, secured primarily by the underlying property, which had an aggregate carrying value of $52.1 million.
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
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$154,694	$(180,334)
Investing activities	(18,310)	(15,704)
Financing activities	(15,209)	(199,317)
Net increase (decrease) in cash and cash equivalents	$121,175	$(395,355)
Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash provided by operating activities for the six months ended May 31, 2020 primarily reflected net income of $111.7 million, a $100.1 million decrease in inventories and a $19.3 million decrease in receivables, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $117.3 million. In the six months ended May 31, 2019, our net cash used by operating activities mainly reflected net cash of $253.5 million used for investments in inventories, a net decrease in accounts payable, accrued expenses and other liabilities of $41.4 million and a net increase in receivables of $5.4 million, partly offset by net income of $77.5 million.
Investing Activities. In the six months ended May 31, 2020, our uses of cash included $15.2 million for net purchases of property and equipment and $3.6 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $.5 million return of investments in unconsolidated joint ventures. In the six months ended May 31, 2019, the net cash used for investing activities reflected $22.3 million for net purchases of property and equipment and $4.2 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by $5.8 million of proceeds from the sale of a building and a $5.0 million return of investments in unconsolidated joint ventures.

Financing Activities. The year-over-year change in net cash used in financing activities was mainly due to the financing transactions we completed in the 2019 first half, including our concurrent public offerings of senior notes and our repayment of certain senior notes. In the six months ended May 31, 2020, net cash was used for dividend payments on our common stock of $16.3 million, tax payments associated with stock-based compensation awards of $6.2 million, and payments on mortgages and land contracts due to land sellers and other loans of $1.1 million. The cash used was partially offset by $8.4 million of issuances of common stock under employee stock plans. In the six months ended May 31, 2019, net cash was used for the repayment of $630.0 million in aggregate principal amount of 1.375% Convertible Senior Notes due 2019 and 4.75% senior notes due 2019, payments on mortgages and land contracts due to land sellers and other loans of $28.0 million, tax payments associated with stock-based compensation awards of $3.3 million, and dividend payments on our common stock of $4.5 million. The cash used was partially offset by cash provided by our concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% senior notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% senior notes due 2023, $50.0 million of net borrowings under the Credit Facility and $16.5 million of issuances of common stock under employee stock plans.
During the three-month periods ended May 31, 2020 and 2019, our board of directors declared, and we paid, quarterly cash dividends on our common stock of $.090 per share and $.025 per share, respectively. Quarterly cash dividends declared and paid on our common stock during the six-month periods ended May 31, 2020 and 2019 totaled $.180 per share and $.050 per share, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and beyond, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. We have had no cash borrowings under the Credit Facility in our 2020 fiscal year through the date of this report. For the remainder of 2020, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions, which, given the ongoing uncertainty surrounding the COVID-19 pandemic, could rapidly and materially deteriorate or otherwise change. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding COVID-19, our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions, as well as moderated investor and/or lender interest or capacity and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. Further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity is provided below under Part II, Item 1A – Risk Factors.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. At November 30, 2019, one of our unconsolidated joint ventures had outstanding secured debt totaling $40.7 million under a construction loan agreement with a third-party lender to finance its land development activities. The outstanding debt was secured by the underlying property and related project assets and was non-recourse to us. All of the outstanding secured debt was repaid in 2020. None of our unconsolidated joint ventures had outstanding debt at May 31, 2020.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we had under land option contracts and other similar contracts at May 31, 2020, we estimate the remaining purchase price to be paid during each year ending November 30 would be as follows: 2020 – $546.7 million; 2021 – $417.9 million; 2022 – $99.8 million; 2023 – $53.4 million; 2024 – $39.6 million; and thereafter – $48.4 million.
Contractual Obligations. There have been no significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2019.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2020 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2019.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
Over the past several weeks, conditions have started to improve in conjunction with state and local governments relaxing “stay-at-home” and similar public health mandates that were implemented in response to the COVID-19 pandemic. With restrictions easing in many of our served markets, we, in the latter part of May, began the process of more broadly opening our sales centers, model homes and design studios to the public, while also expanding construction and warranty service activities to the extent permitted by local authorities. In June, certain of our division offices began to reopen to employees. During the reopening process, we instituted several safety protocols, such as distancing and personal protective equipment requirements, enhanced premises cleaning, personal hygiene measures and wellness checks, all in accordance with applicable public health orders and advice. The increased ongoing investment in these appropriate steps is intended to help protect the health of customers, employees and business partners, and their families. Due to the variation in laws and restrictions, the timing and manner of our reopening process has varied from market to market.
We are encouraged by our ability to effectively resume nearly all of our operations and the recent improvements in our gross orders, net orders and cancellation rate, which we believe are indicators of underlying strength in the overall housing market and our served markets. Subsequent to the end of the second quarter, our business continued to rebound measurably, with gross orders and net orders increasing on a year-over-year basis. Gross orders for the first five weeks of the 2020 third quarter increased 10% year over year to 1,678 while net orders rose 11% to 1,349. Our cancellation rate for this period also returned closer to a more normalized level of 20%, nearly even with the year-earlier period. Our year-over-year order and cancellation rate improvements for the first five weeks of the 2020 third quarter are not necessarily indicative of the results to be expected for the full quarter due to various factors. These factors include, among other things, the strong order growth we generated in the remainder of the year-ago third quarter, which will create increasingly difficult weekly comparisons for the balance of the current third quarter; fewer anticipated community openings relative to the 2019 third quarter; a projected year-over-year decline in our average community count in the low single digits percentage range; and continued uncertainty surrounding the economic and housing market environments due to the impacts of the ongoing COVID-19 pandemic and the related COVID-19 control responses, as further discussed below under Part II, Item 1A – Risk Factors.
As the economy and housing markets continue to recover from the severe impacts of the pandemic and related COVID-19 control responses, we expect employment, consumer confidence and other fundamental business factors to also improve. However, the speed, trajectory and strength of any such recovery remains highly uncertain, and could be slowed or reversed by a number of factors, including a possible widespread resurgence in COVID-19 infections in the second half of 2020 without the availability of generally effective therapeutics or a vaccine for the disease. Given this uncertainty, we will continue to proceed in a carefully targeted manner with land acquisition and land development, and to focus on generating cash inflows from our business and preserving cash and liquidity by further curtailing overhead expenditures. Our present 2020 outlook is as follows:

2020 Third Quarter

•
We expect to generate housing revenues in the range of $820.0 million to $880.0 million, compared to $1.15 billion in the year-earlier quarter, and anticipate our average selling price to be in the range of $395,000 to $400,000, representing an increase in the range of 4% to 5% compared to the year-earlier period.

•	We expect our housing gross profit margin to be in the range of 18.8% to 19.4%, assuming no inventory-related charges, compared to 18.9% for the corresponding 2019 quarter.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 12.7% to 13.3%. The 2019 third quarter ratio was 11.1%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to range from 5.7% to 6.5%, compared to 7.8% for the prior year quarter.

•	We expect an effective tax rate of approximately 24%.

•	We expect our average community count to decline in the low single digits percentage range from the 2019 third quarter.
Full Year

•
We expect our housing revenues to be in the range of $3.75 billion to $3.95 billion, compared to $4.51 billion in 2019, and anticipate our average selling price to be in the range of $385,000 to $395,000, representing an increase in the range of 1% to 4% compared to 2019.

•	We expect our housing gross profit margin to be in the range of 18.6% to 19.2%, assuming no inventory-related charges, versus 18.7% for 2019.

•
We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 11.8% to 12.4%, excluding the severance charges recorded in the second quarter, compared to 11.0% in the prior year.

•	We expect our homebuilding operating income margin, assuming no inventory-related charges and excluding the above-mentioned severance charges, to range from 6.4% to 7.2%, compared to 7.7% for 2019.

•	We expect our average community count to be approximately flat compared to 2019.
We have had no cash borrowings under the Credit Facility in our 2020 fiscal year through the date of this report. For the remainder of 2020, we expect to use or redeploy our cash resources and any cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions, which could rapidly change. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic and capital, credit and financial market conditions and on the public health, political and regulatory environment (including in regards to housing and mortgage loan financing policies), among other factors.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the following:

•	general economic, employment and business conditions, generally and during the current recession;

•	population growth, household formations and demographic trends;

•	conditions in the capital, credit and financial markets;

•	our ability to access external financing sources and raise capital through the issuance of common stock, debt or other securities, and/or project financing, on favorable terms;

•	the execution of any share repurchases pursuant to our board of directors’ authorization;

•	material and trade costs and availability;

•	changes in interest rates;

•	our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;

•	our compliance with the terms of the Credit Facility;

•	volatility in the market price of our common stock;

•	weak or declining consumer confidence, either generally or specifically with respect to purchasing homes;

•	competition from other sellers of new and resale homes;

•	weather events, significant natural disasters and other climate and environmental factors;

•	any failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations, and financial markets’ and businesses’ reactions to that failure;

•
government actions, policies, programs and regulations directed at or affecting the housing market (including the CARES Act relief provisions for outstanding mortgage loans, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities;

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

•
an epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the control response measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period;

•
a continuation of widespread protests and civil unrest related to efforts to institute law enforcement and other social and political reforms, and the impacts of implementing or failing to implement any such reforms; and

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
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2020.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business could be materially and adversely disrupted by an epidemic or pandemic (such as the present outbreak and worldwide spread of COVID-19), or similar public threat, or fear of such an event, and the control response measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.
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
On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
In response to these steps, in mid-March, we temporarily closed our sales centers, model homes and design studios to the general public, shifted to an appointment-only personalized home sales process and prioritized our warranty service activities to respond to emergency repair requests, and otherwise on a by-exception basis, in each case as and where permitted and following recommended distancing and other health and safety protocols when meeting in person with a customer. We also leveraged our virtual sales tools to give customers the ability to shop for a new KB home from their mobile device or personal computer. In addition, we shifted our corporate and division office functions to work remotely. We limited our construction operations largely to authorized activities with increased safety measures and experienced a reduction in the availability, capacity and efficiency of municipal and private services necessary to the progress of developing land, building homes, completing mortgage loans and delivering homes, which in each case has varied by market depending on the scope of the restrictions local authorities have established. These appropriate measures have tempered our sales pace and delayed home deliveries in the latter part of March and through the date of this report.
While conditions started to improve in late May as state and local governments in our served markets began relaxing the public health restrictions described above and we began to gradually take steps to effectively resume nearly all of our operations, including reopening our sales centers, model homes and design studios to the general public and expanding construction and warranty service activities to the extent permitted by local authorities, we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, a recession, high unemployment levels, and significant volatility in financial markets and a decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent, particularly in response to any resurgence in infections, that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period. Certain of our served markets have recently seen an increase in COVID-19 cases, and some of the relaxed COVID-19 control responses have been re-instituted.
Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest, similar to what arose at the end of May related to efforts to institute law enforcement and other social and political reforms and which may also affect our business in the short and/or medium-to-longer term; precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which would lower demand for our products as occurred in our 2020 second quarter; impair our ability to sell and build homes in a typical manner, as occurred in our 2020 second quarter, or at all; generate revenues and cash flows, and/or access the Credit Facility or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors, employees and other talent, including as a result of infections or medically necessary or recommended self-quarantining, which we have experienced to a limited extent in a few locations, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our inventory assets. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth.
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes delivered, average selling prices, revenues and profitability, as we did during our 2020 second quarter, and such impacts could be material to our consolidated financial statements in the third quarter and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any homes during the applicable period, which could be prolonged. Along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Credit Facility, our senior notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt; or pay any dividends to our stockholders. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2018, our board of directors authorized us to repurchase a total of up to 4,000,000 shares of our outstanding common stock.  As of November 30, 2019, we had 2,193,947 shares authorized for repurchase. During the three months ended May 31, 2020, no shares were repurchased pursuant to this authorization.
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

KB HOME Registrant

Dated	July 9, 2020	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 9, 2020	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)