Form 10-Q
period 2020-08-31
KB HOME
filed 2020-10-08
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
There were 90,544,338 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2020. The registrant’s grantor stock ownership trust held an additional 7,317,336 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Total revenues	$999,013	$1,160,786	$2,988,918	$2,994,072
Homebuilding:
Revenues	$995,148	$1,156,855	$2,977,810	$2,984,314
Construction and land costs	(798,495)	(943,754)	(2,429,001)	(2,458,353)
Selling, general and administrative expenses	(107,710)	(127,626)	(348,082)	(357,048)
Operating income	88,943	85,475	200,727	168,913
Interest income	786	201	2,163	1,745
Equity in income (loss) of unconsolidated joint ventures	1,922	(384)	11,981	(1,159)
Homebuilding pretax income	91,651	85,292	214,871	169,499
Financial services:
Revenues	3,865	3,931	11,108	9,758
Expenses	(1,056)	(1,003)	(2,901)	(3,067)
Equity in income of unconsolidated joint ventures	6,855	3,716	14,874	7,018
Financial services pretax income	9,664	6,644	23,081	13,709
Total pretax income	101,315	91,936	237,952	183,208
Income tax expense	(22,900)	(23,800)	(47,800)	(37,600)
Net income	$78,415	$68,136	$190,152	$145,608
Earnings per share:
Basic	$.86	$.77	$2.09	$1.65
Diluted	$.83	$.73	$2.02	$1.55
Weighted average shares outstanding:
Basic	90,535	88,262	90,292	87,630
Diluted	94,105	92,842	93,788	94,032
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2020	November 30, 2019
Assets
Homebuilding:
Cash and cash equivalents	$722,033	$453,814
Receivables	269,651	249,055
Inventories	3,671,129	3,704,602
Investments in unconsolidated joint ventures	48,821	57,038
Property and equipment, net	64,619	65,043
Deferred tax assets, net	241,171	364,493
Other assets	125,242	83,041
	5,142,666	4,977,086
Financial services	34,761	38,396
Total assets	$5,177,427	$5,015,482

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$231,821	$262,772
Accrued expenses and other liabilities	630,529	618,783
Notes payable	1,747,704	1,748,747
	2,610,054	2,630,302
Financial services	2,065	2,058
Stockholders’ equity:
Common stock	122,370	121,593
Paid-in capital	810,915	793,954
Retained earnings	2,326,060	2,157,183
Accumulated other comprehensive loss	(17,149)	(15,506)
Grantor stock ownership trust, at cost	(79,359)	(82,758)
Treasury stock, at cost	(597,529)	(591,344)
Total stockholders’ equity	2,565,308	2,383,122
Total liabilities and stockholders’ equity	$5,177,427	$5,015,482
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2020	2019
Cash flows from operating activities:
Net income	$190,152	$145,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(26,855)	(5,859)
Distributions of earnings from unconsolidated joint ventures	29,384	6,450
Amortization of discounts, premiums and issuance costs	1,862	3,500
Depreciation and amortization	21,583	19,825
Deferred income taxes	40,200	35,701
Stock-based compensation	12,767	14,479
Inventory impairments and land option contract abandonments	16,939	13,143
Changes in assets and liabilities:
Receivables	62,839	2,788
Inventories	46,567	(389,461)
Accounts payable, accrued expenses and other liabilities	(62,419)	4,965
Other, net	(3,808)	(3,283)
Net cash provided by (used in) operating activities	329,211	(152,144)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(6,048)	(7,656)
Return of investments in unconsolidated joint ventures	8,816	5,001
Proceeds from sale of building	—	5,804
Purchases of property and equipment, net	(21,154)	(32,211)
Net cash used in investing activities	(18,386)	(29,062)
Cash flows from financing activities:
Proceeds from issuance of debt	—	405,250
Payment of debt issuance costs	—	(5,209)
Repayment of senior notes	—	(630,000)
Borrowings under revolving credit facility	—	460,000
Repayments under revolving credit facility	—	(410,000)
Payments on mortgages and land contracts due to land sellers and other loans	(20,314)	(32,149)
Issuance of common stock under employee stock plans	8,404	18,729
Tax payments associated with stock-based compensation awards	(6,219)	(3,345)
Payments of cash dividends	(24,428)	(12,352)
Net cash used in financing activities	(42,557)	(209,076)
Net increase (decrease) in cash and cash equivalents	268,268	(390,282)
Cash and cash equivalents at beginning of period	454,858	575,119
Cash and cash equivalents at end of period	$723,126	$184,837
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2020, the results of our consolidated operations for the three months and nine months ended August 31, 2020 and 2019, and our consolidated cash flows for the nine months ended August 31, 2020 and 2019. The results of our consolidated operations for the three months and nine months ended August 31, 2020 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2019 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2019, which are contained in our Annual Report on Form 10-K for that period.
Unless the context indicates otherwise, the terms “we,” “our,” and “us” used in this report refer to KB Home, a Delaware corporation, and its subsidiaries.
Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread (“COVID-19 control responses”) severely impacted the global and national economies, the housing market and our business during our second quarter. Operationally, we temporarily closed our sales centers, model homes and design studios to the public in mid-March and shifted to virtual sales tools and appointment-only personalized home sales processes, where permitted. These steps, along with the negative prevailing business conditions due to the pandemic and restrictive COVID-19 control responses, moderated our order pace significantly in the second quarter. In addition, home purchase cancellations increased considerably, largely reflecting our proactive efforts to assure a backlog of qualified homebuyers amid the pandemic-induced economic downturn. These two factors contributed to a sizable reduction in our 2020 second quarter net orders, and we entered the third quarter with the number of homes in backlog at the beginning of the quarter (“beginning backlog”) down 14% year over year. Further, our construction activities were restricted in many jurisdictions, and completely shut down in some of them, and together with the reduced availability or capacity of some municipal and private services necessary to build and deliver homes, we experienced home delivery delays during most of the second quarter, which tempered our revenues for that period.
Since the easing of public health restrictions in our served markets beginning in May 2020, all of our communities have been open to walk-in traffic, following appropriate safety protocols and applicable public health guidelines, and our net orders started to rebound, improving significantly each month on a year-over-year basis as the third quarter progressed. This positive momentum resulted in our net orders for the 2020 third quarter increasing to their highest level of any quarter since 2007. Although housing market conditions in the 2020 third quarter improved significantly from the prior quarter, our deliveries and revenues for the period were tempered primarily by the negative impact that COVID-19 and the related COVID-19 control responses had on our 2020 second quarter.
While we limited our land investments during the 2020 second quarter and most of the 2020 third quarter to preserve cash and liquidity due to the uncertainty surrounding the COVID-19 pandemic, given the sustained strong housing demand in the third quarter, we have resumed land acquisition and development activities. In the 2020 second quarter, we also curtailed our overhead expenditures, partly through workforce realignment and reductions. As a result, our selling, general and administrative expenses for the nine months ended August 31, 2020 include severance charges of $6.7 million that we recorded in the 2020 second quarter. Our consolidated financial statements and the notes thereto in this report reflect the foregoing course of unprecedented events and the actions we took in the early stages of the pandemic.
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

Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $594.5 million at August 31, 2020 and $302.5 million at November 30, 2019. At August 31, 2020 and November 30, 2019, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $78.4 million for the three months ended August 31, 2020 and $68.1 million for the three months ended August 31, 2019. For the nine months ended August 31, 2020 and 2019, our comprehensive income was $190.2 million and $145.6 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2020 and 2019 was equal to our net income for the respective periods.
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
Recent Accounting Pronouncements Not Yet Adopted. In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an incurred loss approach to a new expected credit loss methodology. ASU 2016-13 is effective for us beginning December 1, 2020. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
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
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of August 31, 2020, our homebuilding reporting segments conducted ongoing operations in the following states to the extent permitted by applicable public health orders as part of their respective COVID-19 control responses:
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Revenues:
West Coast	$379,025	$497,654	$1,195,404	$1,194,728
Southwest	223,096	180,238	589,665	522,721
Central	297,022	326,058	864,728	874,730
Southeast	96,005	152,905	328,013	392,135
Total	$995,148	$1,156,855	$2,977,810	$2,984,314

Pretax income (loss):
West Coast	$34,353	$43,775	$96,202	$86,480
Southwest	39,295	26,366	96,298	76,433
Central	35,422	34,417	84,996	80,199
Southeast	5,986	5,272	15,245	5,316
Corporate and other	(23,405)	(24,538)	(77,870)	(78,929)
Total	$91,651	$85,292	$214,871	$169,499

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Inventory impairment and land option contract abandonment charges:
West Coast	$5,546	$5,065	$10,610	$12,148
Southwest	—	126	171	408
Central	1,084	—	5,520	366
Southeast	258	60	638	221
Total	$6,888	$5,251	$16,939	$13,143

	August 31, 2020	November 30, 2019
Assets:
West Coast	$1,916,237	$1,925,192
Southwest	699,777	674,310
Central	977,535	1,035,563
Southeast	417,349	441,451
Corporate and other	1,131,768	900,570
Total	$5,142,666	$4,977,086

3.	Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Revenues
Insurance commissions	$2,150	$2,224	$6,133	$5,342
Title services	1,715	1,707	4,975	4,410
Interest income	—	—	—	6
Total	3,865	3,931	11,108	9,758
Expenses
General and administrative	(1,056)	(1,003)	(2,901)	(3,067)
Operating income	2,809	2,928	8,207	6,691
Equity in income of unconsolidated joint ventures	6,855	3,716	14,874	7,018
Pretax income	$9,664	$6,644	$23,081	$13,709

	August 31, 2020	November 30, 2019
Assets
Cash and cash equivalents	$1,093	$1,044
Receivables	1,414	2,232
Investments in unconsolidated joint ventures	10,298	14,374
Other assets (a)	21,956	20,746
Total assets	$34,761	$38,396
Liabilities
Accounts payable and accrued expenses	$2,065	$2,058
Total liabilities	$2,065	$2,058

(a)
Other assets at August 31, 2020 and November 30, 2019 included $21.6 million and $20.6 million, respectively, of contract assets for estimated future renewal commissions related to then-existing insurance policies.

4.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Numerator:
Net income	$78,415	$68,136	$190,152	$145,608
Less: Distributed earnings allocated to nonvested restricted stock	(42)	(48)	(129)	(76)
Less: Undistributed earnings allocated to nonvested restricted stock	(360)	(365)	(875)	(825)
Numerator for basic earnings per share	78,013	67,723	189,148	144,707
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	—	—	—	541
Add: Undistributed earnings allocated to nonvested restricted stock	360	365	875	825
Less: Undistributed earnings reallocated to nonvested restricted stock	(346)	(354)	(843)	(769)
Numerator for diluted earnings per share	$78,027	$67,734	$189,180	$145,304

Denominator:
Weighted average shares outstanding — basic	90,535	88,262	90,292	87,630
Effect of dilutive securities:
Share-based payments	3,570	4,580	3,496	4,501
Convertible senior notes	—	—	—	1,901
Weighted average shares outstanding — diluted	94,105	92,842	93,788	94,032
Basic earnings per share	$.86	$.77	$2.09	$1.65
Diluted earnings per share	$.83	$.73	$2.02	$1.55

We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2020 or 2019.
For the three-month and nine-month periods ended August 31, 2020, no outstanding stock options were excluded from the diluted earnings per share calculation. For the three-month and nine-month periods ended August 31, 2019, outstanding stock options to purchase .6 million shares of our common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. The diluted earnings per share calculation for the nine months ended August 31, 2019 included the dilutive effect of the $230.0 million in aggregate principal amount of our 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”) based on the number of days they were outstanding during the period. We repaid these notes at their February 1, 2019 maturity.
Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.

5.	Receivables
Receivables consisted of the following (in thousands):

	August 31, 2020	November 30, 2019
Due from utility companies, improvement districts and municipalities	$122,472	$128,047
Recoveries related to self-insurance and other legal claims	69,694	80,729
Income taxes receivable	39,311	—
Refundable deposits and bonds	9,419	10,925
Other	36,439	37,846
Subtotal	277,335	257,547
Allowance for doubtful accounts	(7,684)	(8,492)
Total	$269,651	$249,055

6.	Inventories
Inventories consisted of the following (in thousands):

	August 31, 2020	November 30, 2019
Homes completed or under construction	$1,316,467	$1,340,412
Land under development	2,234,992	2,213,713
Land held for future development or sale (a)	119,670	150,477
Total	$3,671,129	$3,704,602

(a)    Land held for sale totaled $1.3 million at August 31, 2020 and $19.3 million at November 30, 2019.
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

Our interest costs were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Capitalized interest at beginning of period	$194,434	$212,160	$195,738	$209,129
Interest incurred	31,054	36,024	93,071	107,356
Interest amortized to construction and land costs (a)	(30,628)	(38,558)	(93,949)	(106,859)
Capitalized interest at end of period (b)	$194,860	$209,626	$194,860	$209,626

(a)
Interest amortized to construction and land costs for the three months and nine months ended August 31, 2020 included $.4 million related to land sales during the periods. Interest amortized to construction and land costs for the nine months ended August 31, 2019 included $.6 million related to land sales during the period. There was no such interest amortized for the three months ended August 31, 2019.

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
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. These factors may include recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the three months ended August 31, 2020, these expectations considered that our net orders, ending backlog and cancellation rates for the 2020 third quarter improved from both the year-earlier quarter and the 2020 second quarter when the early stages of the COVID-19 pandemic and related COVID-19 control responses in our served markets caused a significant contraction in economic activity and adversely affected our ability to conduct normal operations, as described in Note 1 – Basis of Presentation and Significant Accounting Policies. Our impairment assessments also considered that while the number of homes delivered in the 2020 third quarter decreased from the year-earlier quarter, the average selling price of those homes increased slightly and our housing gross profit margin improved significantly over the same period. Moreover, the average selling price of our net orders generated during the 2020 third quarter increased from the year-earlier period. Taken together, and notwithstanding the significant disruptions associated with the COVID-19 pandemic during the 2020 second quarter, our inventory assessments as of August 31, 2020 determined that market conditions for each of our assets in inventory where impairment indicators were identified were expected to be sufficiently stable, with a solid net order pace and a steady average selling price for the remainder of 2020 and into 2021 relative to the performance in recent quarters, to support such assets’ recoverability. Our inventory is assessed for potential impairment on a quarterly basis, and the assumptions used are reviewed and adjusted, as necessary, to reflect the market conditions and trends and our expectations at the time each assessment is performed.
We evaluated 22 and 31 communities or land parcels for recoverability during the nine months ended August 31, 2020 and 2019, respectively, including certain communities or land parcels previously held for future development that were reactivated as part of our ongoing efforts to improve asset efficiency. The carrying values of the communities or land parcels evaluated were $191.8 million at August 31, 2020 and $219.2 million at August 31, 2019. Some of the communities or land parcels evaluated during the nine months ended August 31, 2020 and 2019 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period were counted only once for each nine-month period. In addition, we evaluated land held for future development for recoverability during the nine months ended August 31, 2020 and 2019.
Based on the results of our evaluations, we recognized inventory impairment charges of $6.5 million for the three months ended August 31, 2020 and $11.6 million for the nine months ended August 31, 2020. For the three months and nine months ended August 31, 2019, we recognized inventory impairment charges of $4.8 million and $11.5 million, respectively. The impairment charges for the three-month and nine-month periods ended August 31, 2020 and 2019 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended August 31,		Nine Months Ended August 31,
Unobservable Input (a)	2020	2019	2020	2019
Average selling price	$301,600 - $1,010,100	$325,300 - $957,200	$301,600 - $1,010,100	$315,000 - $1,045,400
Deliveries per month	2	2 - 4	1 - 4	1 - 4
Discount rate	17% - 18%	17%	17% - 18%	17%

(a)	The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of August 31, 2020, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $89.4 million, representing 16 communities and various other land parcels. As of November 30, 2019, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $115.6 million, representing 19 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.4 million for the three months ended August 31, 2020 and $5.4 million for the nine months ended August 31, 2020. For the three-month and nine-month periods ended August 31, 2019, we recognized land option contract abandonment charges of $.4 million and $1.7 million, respectively.
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
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at August 31, 2020 and November 30, 2019 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at August 31, 2020 and November 30, 2019 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2020 and November 30, 2019, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2020		November 30, 2019
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$25,856	$844,801	$34,595	$823,427
Other land option contracts and other similar contracts	39,171	511,796	40,591	600,092
Total	$65,027	$1,356,597	$75,186	$1,423,519

In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $28.8 million at August 31, 2020 and $32.8 million at November 30, 2019. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $17.2 million at August 31, 2020 and $12.2 million at November 30, 2019.

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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Revenues	$21,473	$5,729	$115,893	$21,707
Construction and land costs	(15,960)	(5,686)	(84,228)	(21,704)
Other expense, net	(1,606)	(708)	(7,455)	(1,946)
Income (loss)	$3,907	$(665)	$24,210	$(1,943)

The higher combined revenues and income for the three months and nine months ended August 31, 2020, as compared to the year-earlier periods, mainly reflected homes delivered from an unconsolidated joint venture in California. In the three months and nine months ended August 31, 2019, our unconsolidated joint ventures did not deliver any homes.

The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	August 31, 2020	November 30, 2019
Assets
Cash	$35,674	$23,965
Inventories	71,911	139,536
Other assets	713	792
Total assets	$108,298	$164,293

Liabilities and equity
Accounts payable and other liabilities	$12,073	$13,282
Notes payable (a)	—	40,672
Equity	96,225	110,339
Total liabilities and equity	$108,298	$164,293

(a)
As of both August 31, 2020 and November 30, 2019, we had investments in five unconsolidated joint ventures. At November 30, 2019, one of our unconsolidated joint ventures had a construction loan agreement with a third-party lender to finance its land development activities. The outstanding debt was secured by the underlying property and related project assets and was non-recourse to us. All the outstanding secured debt was repaid in April 2020. None of our unconsolidated joint ventures had outstanding debt at August 31, 2020.

10.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	August 31, 2020	November 30, 2019
Computer software and equipment	$31,901	$27,091
Model furnishings and sales office improvements	80,642	82,117
Leasehold improvements, office furniture and equipment	17,167	16,173
Subtotal	129,710	125,381
Less accumulated depreciation	(65,091)	(60,338)
Total	$64,619	$65,043

11.	Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2020	November 30, 2019
Cash surrender value and benefit receivable from corporate-owned life insurance contracts	$73,310	$73,849
Lease right-of-use assets	32,992	—
Prepaid expenses	16,328	5,944
Debt issuance costs associated with unsecured revolving credit facility, net	2,612	3,248
Total	$125,242	$83,041

12.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2020	November 30, 2019
Self-insurance and other legal liabilities	$225,775	$229,483
Employee compensation and related benefits	136,003	163,646
Warranty liability	94,347	88,839
Accrued interest payable	36,051	32,507
Lease liabilities	34,525	—
Inventory-related obligations (a)	29,491	26,264
Customer deposits	21,360	22,382
Real estate and business taxes	14,967	14,872
Other	38,010	40,790
Total	$630,529	$618,783

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
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded on our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Some of our leases include one or more renewal options, the exercise of which is generally at our discretion. Such options are excluded from the expected term of the lease unless we determine it is reasonably certain the option will be exercised. Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments. In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization. Our lease population at August 31, 2020 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate office, division offices and design studios, as well as certain equipment leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. For the three months ended August 31, 2020, our total lease expense was $4.2 million, which included short-term lease costs of $1.1 million. For the nine months ended August 31, 2020, our total lease expense was $13.6 million, which included short-term lease costs of $4.8 million. Variable lease costs and external sublease income for the three-month and nine-month periods ended August 31, 2020 were immaterial.
The following table presents our lease right-of-use assets, lease liabilities and the weighted-average remaining lease term and weighted-average discount rate (incremental borrowing rate) used in calculating the lease liabilities (dollars in thousands):

August 31, 2020
Lease right-of-use assets (a)	$33,291
Lease liabilities (b)	34,849
Weighted-average remaining lease term	4.5 years
Weighted-average discount rate (incremental borrowing rate)	5.1%

(a)	Represents lease right-of-use assets of $33.0 million within our homebuilding operations and $.3 million within our financial services operations.

(b)	Represents lease liabilities of $34.5 million within our homebuilding operations and $.3 million within our financial services operations.
The following table presents additional information about our leases (in thousands):

	Three Months Ended August 31, 2020	Nine Months Ended August 31, 2020
Lease right-of-use assets obtained in exchange for new lease liabilities	$2,977	$9,045
Cash payments on lease liabilities	2,831	8,468

As of August 31, 2020, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2020	$2,737
2021	10,178
2022	8,921
2023	6,704
2024	4,637
Thereafter	6,099
Total lease payments	39,276
Less: Interest	(4,427)
Present value of lease liabilities	$34,849

14.	Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Income tax expense	$22,900	$23,800	$47,800	$37,600
Effective tax rate	22.6%	25.9%	20.1%	20.5%

Our income tax expense and effective tax rate for the three months ended August 31, 2020 included the favorable effect of $3.1 million of federal energy tax credits that we earned from building energy-efficient homes, partially offset by $1.2 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). Our income tax expense and effective tax rate for the three months ended August 31, 2019 reflected $1.4 million of non-deductible executive compensation expense.
Our income tax expense and effective tax rate for the nine months ended August 31, 2020 included the favorable effects of $10.1 million of federal energy tax credits that we earned from building energy-efficient homes and $5.6 million of excess tax benefits related to stock-based compensation, partially offset by $3.2 million of non-deductible executive compensation expense. For the nine months ended August 31, 2019, our income tax expense and effective tax rate included the favorable effects of $4.3 million of federal energy tax credits, a $3.3 million reversal of a deferred tax asset valuation allowance related to refundable alternative minimum tax (“AMT”) credits and $2.9 million of excess tax benefits related to stock-based compensation, partly offset by $2.6 million of non-deductible executive compensation expense.
The federal energy tax credits for the three months and nine months ended August 31, 2020 resulted from legislation enacted in December 2019, which among other things, extended the availability of a business tax credit for building new energy-

efficient homes through December 31, 2020. Prior to this legislation, the tax credit expired on December 31, 2017. This extension is expected to benefit our income tax provision in future periods.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide economic and other relief as a result of the COVID-19 pandemic. Among other things, the CARES Act provides various income and payroll tax provisions that we do not expect to have a material impact on our income tax expense or effective tax rate for 2020. The CARES Act also accelerated the timetable for AMT credit refunds. As a result, in the 2020 second quarter, we filed a superseding 2019 federal income tax return claiming an additional refund of $39.3 million of AMT credits and reclassified this amount from deferred tax assets to receivables. These credits were in addition to the $43.3 million of AMT tax credits that we reclassified from deferred tax assets to receivables in the 2020 first quarter when we filed a preliminary 2019 federal income tax return. We received the $43.3 million AMT credit refund in the 2020 third quarter.
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss deductions for tax years 2020, 2021 and 2022. The suspension of California net operating loss deductions did not have an impact on our income tax expense for the three months or nine months ended August 31, 2020.
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
Our deferred tax assets of $260.5 million as of August 31, 2020 and $383.7 million as of November 30, 2019 were partly offset by valuation allowances of $19.3 million and $19.2 million, respectively. Our deferred tax assets as of August 31, 2020 reflected the above-mentioned AMT credit reclassifications totaling $82.6 million from deferred tax assets to receivables in the 2020 first and second quarters. The deferred tax asset valuation allowances as of August 31, 2020 and November 30, 2019 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. As a result of an adjustment to our state net operating losses, we increased the valuation allowance by $.1 million in the 2020 third quarter. Based on the evaluation of our deferred tax assets as of August 31, 2020, we determined that most of our deferred tax assets would be realized. Therefore, other than the slight increase mentioned above, no adjustments to our deferred tax valuation allowance were needed for the nine months ended August 31, 2020.
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
Unrecognized Tax Benefits. As of August 31, 2020 and November 30, 2019, we had no gross unrecognized tax benefits. The fiscal years ending 2017 and later remain open to federal examinations, while 2015 and later remain open to state examinations.

15.	Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2020	November 30, 2019
Mortgages and land contracts due to land sellers and other loans	$5,620	$7,889
7.00% Senior notes due December 15, 2021	448,807	448,164
7.50% Senior notes due September 15, 2022	348,697	348,267
7.625% Senior notes due May 15, 2023	351,400	351,748
6.875% Senior notes due June 15, 2027	296,660	296,379
4.80% Senior notes due November 15, 2029	296,520	296,300
Total	$1,747,704	$1,748,747

The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, premiums and discounts, which totaled $7.9 million at August 31, 2020 and $9.1 million at November 30, 2019.
Unsecured Revolving Credit Facility. We have an $800.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on October 7, 2023. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.00 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .20% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings or the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2020, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2020, we had $787.6 million available for cash borrowings under the Credit Facility, with up to $237.6 million of that amount available for the issuance of letters of credit.
Letter of Credit Facility. We have an unsecured letter of credit agreement with a financial institution (“LOC Facility”). Under the LOC Facility, which expires on February 13, 2022, we may issue up to $50.0 million of letters of credit. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. As of August 31, 2020, we had $29.3 million of letters of credit outstanding under the LOC Facility. We had $15.8 million letters of credit outstanding under the LOC Facility as of November 30, 2019.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2020, inventories having a carrying value of $49.2 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. On July 9, 2020, we filed an automatically effective universal shelf registration statement (“2020 Shelf Registration”) with the SEC. The 2020 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Issuances of securities under our 2020 Shelf Registration require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue securities is subject to market conditions and, with respect to debt securities, other factors impacting our borrowing capacity. The 2020 Shelf Registration replaced our previously effective universal shelf registration statement filed with the SEC on July 14, 2017. We have not made any offerings of securities under the 2020 Shelf Registration.
Senior Notes. All the senior notes outstanding at August 31, 2020 and November 30, 2019 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our and our guarantor subsidiaries’ existing unsecured and unsubordinated indebtedness. Interest on each of these senior notes is payable semi-annually.
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
As of August 31, 2020, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of August 31, 2020, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2020 – $4.6 million; 2021 – $1.0 million; 2022 – $800.0 million; 2023 – $350.0 million; 2024 – $0; and thereafter – $600.0 million.

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2020 and the year ended November 30, 2019 (in thousands):

		August 31, 2020			November 30, 2019
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$28,598	$(11,589)	$17,009	$41,160	$(14,031)	$27,129

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
The following table presents the fair value hierarchy, carrying value and estimated fair value of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2020		November 30, 2019
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,742,084	$1,912,750	$1,740,858	$1,921,563

(a)	The carrying values for the senior notes include unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Balance at beginning of period	$92,844	$83,030	$88,839	$82,490
Warranties issued	6,326	9,067	21,960	23,500
Payments	(4,823)	(5,925)	(16,452)	(17,018)
Adjustments	—	—	—	(2,800)
Balance at end of period	$94,347	$86,172	$94,347	$86,172

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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $51.0 million and $50.6 million are included in receivables in our consolidated balance sheets at August 31, 2020 and November 30, 2019, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Balance at beginning of period	$178,081	$170,978	$177,765	$176,841
Self-insurance expense (a)	3,545	4,802	9,522	12,844
Payments (b)	2,483	(5,162)	(3,178)	(19,067)
Balance at end of period	$184,109	$170,618	$184,109	$170,618

(a)	These expenses are included in selling, general and administrative expenses and are largely offset by contributions from subcontractors participating in the wrap-up policy.

(b)
Includes net changes in estimated probable insurance and other recoveries, which are recorded in receivables, to present our self-insurance liability on a gross basis. The amount for the three months ended August 31, 2020 reflects an increase in the actuarially estimated probable insurance and other recoveries that exceeded the payments made.

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

Florida Chapter 558 Actions (Individual and Homeowner Association Claims). We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of August 31, 2020, we had approximately 583 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At August 31, 2020, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible.
Townhome Community Construction Defect Claims. In the 2016 fourth quarter, we received claims from a homeowners association alleging there were construction defects, primarily involving roofing and stucco issues, at a completed townhome community in Northern California totaling approximately $25.0 million. We, along with our outside consultants, have continued to investigate these allegations and we currently expect it may take additional quarters to fully evaluate them. At August 31, 2020, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries that reflected the status of our investigation to such date. At this stage of our investigation into these allegations, it is reasonably possible that our loss could exceed the amount accrued by an estimated range of $0 to $5.0 million. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs. We are in discussions with the homeowners association regarding the claims and their resolution.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2020, we had $818.0 million of performance bonds and $41.7 million of letters of credit outstanding. At November 30, 2019, we had $793.9 million of performance bonds and $34.7 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2020, we had total cash deposits of $65.0 million to purchase land having an aggregate purchase price of $1.36 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

18.	Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2020, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements.

19.	Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended August 31, 2020 and 2019
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at May 31, 2020	122,370	(7,317)	(24,526)	$122,370	$806,700	$2,255,742	$(17,149)	$(79,359)	$(597,950)	$2,490,354
Net income	—	—	—	—	—	78,415	—	—	—	78,415
Dividends on common stock	—	—	—	—	—	(8,097)	—	—	—	(8,097)
Employee stock options/other	—	—	17	—	(421)	—	—	—	421	—
Stock-based compensation	—	—	—	—	4,636	—	—	—	—	4,636
Balance at August 31, 2020	122,370	(7,317)	(24,509)	$122,370	$810,915	$2,326,060	$(17,149)	$(79,359)	$(597,529)	$2,565,308

Balance at May 31, 2019	120,350	(7,860)	(24,264)	$120,350	$775,693	$1,981,795	$(9,565)	$(85,246)	$(587,817)	$2,195,210
Net income	—	—	—	—	—	68,136	—	—	—	68,136
Dividends on common stock	—	—	—	—	—	(7,897)	—	—	—	(7,897)
Employee stock options/other	173	—	—	173	2,094	—	—	—	—	2,267
Stock-based compensation	—	—	—	—	4,513	—	—	—	—	4,513
Balance at August 31, 2019	120,523	(7,860)	(24,264)	$120,523	$782,300	$2,042,034	$(9,565)	$(85,246)	$(587,817)	$2,262,229

	Nine Months Ended August 31, 2020 and 2019
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2019	121,593	(7,631)	(24,356)	$121,593	$793,954	$2,157,183	$(15,506)	$(82,758)	$(591,344)	$2,383,122
Cumulative effect of adoption of ASC 842	—	—	—	—	—	1,510	—	—	—	1,510
Reclassification of stranded tax effects (ASU 2018-02)	—	—	—	—	—	1,643	(1,643)	—	—	—
Net income	—	—	—	—	—	190,152	—	—	—	190,152
Dividends on common stock	—	—	—	—	—	(24,428)	—	—	—	(24,428)
Employee stock options/other	709	—	17	709	7,274	—	—	—	421	8,404
Stock awards	68	314	(15)	68	(3,080)	—	—	3,399	(387)	—
Stock-based compensation	—	—	—	—	12,767	—	—	—	—	12,767
Tax payments associated with stock-based compensation awards	—	—	(155)	—	—	—	—	—	(6,219)	(6,219)
Balance at August 31, 2020	122,370	(7,317)	(24,509)	$122,370	$810,915	$2,326,060	$(17,149)	$(79,359)	$(597,529)	$2,565,308

Balance at November 30, 2018	119,196	(8,157)	(24,113)	$119,196	$753,570	$1,897,168	$(9,565)	$(88,472)	$(584,397)	$2,087,500
Cumulative effect of adoption of ASC 606	—	—	—	—	—	11,610	—	—	—	11,610
Net income	—	—	—	—	—	145,608	—	—	—	145,608
Dividends on common stock	—	—	—	—	—	(12,352)	—	—	—	(12,352)
Employee stock options/other	1,271	—	—	1,271	17,458	—	—	—	—	18,729
Stock awards	56	297	(4)	56	(3,207)	—	—	3,226	(75)	—
Stock-based compensation	—	—	—	—	14,479	—	—	—	—	14,479
Tax payments associated with stock-based compensation awards	—	—	(147)	—	—	—	—	—	(3,345)	(3,345)
Balance at August 31, 2019	120,523	(7,860)	(24,264)	$120,523	$782,300	$2,042,034	$(9,565)	$(85,246)	$(587,817)	$2,262,229

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
As of August 31, 2020, we were authorized to repurchase 2,193,947 shares of our common stock under a board of directors approved share repurchase program. We did not repurchase any of our common stock under this program in the nine months ended August 31, 2020.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. The 2014 Plan was amended in April 2016. As of August 31, 2020, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.
During each of the three-month periods ended August 31, 2020 and 2019, our board of directors declared, and we paid, quarterly cash dividends on our common stock of $.09 per share. Quarterly cash dividends declared and paid during the nine-month periods ended August 31, 2020 and 2019 totaled $.27 per share and $.14 per share of common stock, respectively. Subsequent to the end of the 2020 third quarter, on October 8, 2020, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.15 per share from $.09 per share, and declared the next quarterly dividend, at the new rate, payable on November 26, 2020 to stockholders of record on November 12, 2020.

20.	Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the nine months ended August 31, 2020:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	4,163,481	$13.00
Granted	—	—
Exercised	(708,372)	11.77
Cancelled	(6,000)	45.16
Options outstanding at end of period	3,449,109	$13.20
Options exercisable at end of period	3,449,109	$13.20

We have not granted any new stock option awards since 2016. As of August 31, 2020, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 3.9 years. At August 31, 2020, there was no unrecognized compensation expense related to stock option awards as all these awards were fully vested. For the three-month and nine-month periods ended August 31, 2020, there was no stock-based compensation expense associated with stock options. For the three-month and nine-month periods ended August 31, 2019, stock-based compensation expense associated with stock options was nominal. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $77.8 million at August 31, 2020. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $4.6 million and $4.5 million for the three months ended August 31, 2020 and 2019, respectively, related to restricted stock and PSUs. For the nine months ended August 31, 2020 and 2019, we recognized total compensation expense of $12.7 million and $14.4 million, respectively, related to restricted stock and PSUs.

21.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2020	2019
Summary of cash and cash equivalents at end of period:
Homebuilding	$722,033	$183,794
Financial services	1,093	1,043
Total	$723,126	$184,837
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(3,544)	$(13,311)
Income taxes paid	8,436	3,962
Supplemental disclosures of non-cash activities:
Reclassification of federal tax refund from deferred tax assets to receivables	$82,617	$—
Increase in operating lease right-of-use assets and lease liabilities due to adoption of ASC 842	31,199	—
Inventories acquired through seller financing	18,045	8,967
Increase (decrease) in consolidated inventories not owned	4,992	(20,048)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	6,996	6,288
Decrease in inventories due to adoption of ASC 606	—	(35,288)
Increase in property and equipment, net due to adoption of ASC 606	—	31,194

22.	Supplemental Guarantor Information
Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”). The guarantees are full and unconditional, and the Guarantor Subsidiaries are 100% owned by us. Pursuant to the terms of the indenture governing the senior notes and the terms of the Credit Facility, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X using a 5% rather than a 10% threshold (provided that the assets of our non-guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets), it will be automatically and unconditionally released and discharged from its guaranty of the senior notes and the Credit Facility so long as all guarantees by such Guarantor Subsidiary of any other of our or our subsidiaries’ indebtedness are terminated at or prior to the time of such release. We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.
The supplemental financial information for all periods presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of August 31, 2020.

Condensed Consolidating Statements of Operations (in thousands)

	Three Months Ended August 31, 2020
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$908,657	$90,356	$—	$999,013
Homebuilding:
Revenues	$—	$908,657	$86,491	$—	$995,148
Construction and land costs	—	(725,215)	(73,280)	—	(798,495)
Selling, general and administrative expenses	(22,699)	(80,978)	(4,033)	—	(107,710)
Operating income (loss)	(22,699)	102,464	9,178	—	88,943
Interest income	784	—	2	—	786
Interest expense	(29,552)	(15)	(1,487)	31,054	—
Intercompany interest	78,222	(43,112)	(4,056)	(31,054)	—
Equity in income of unconsolidated joint ventures	—	1,922	—	—	1,922
Homebuilding pretax income	26,755	61,259	3,637	—	91,651
Financial services pretax income	—	—	9,664	—	9,664
Total pretax income	26,755	61,259	13,301	—	101,315
Income tax expense	(6,700)	(13,300)	(2,900)	—	(22,900)
Equity in net income of subsidiaries	58,360	—	—	(58,360)	—
Net income	$78,415	$47,959	$10,401	$(58,360)	$78,415

	Three Months Ended August 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$1,061,698	$99,088	$—	$1,160,786
Homebuilding:
Revenues	$—	$1,061,698	$95,157	$—	$1,156,855
Construction and land costs	—	(859,733)	(84,021)	—	(943,754)
Selling, general and administrative expenses	(23,619)	(95,376)	(8,631)	—	(127,626)
Operating income (loss)	(23,619)	106,589	2,505	—	85,475
Interest income	140	20	41	—	201
Interest expense	(34,488)	(175)	(1,361)	36,024	—
Intercompany interest	84,880	(45,826)	(3,030)	(36,024)	—
Equity in loss of unconsolidated joint ventures	—	(384)	—	—	(384)
Homebuilding pretax income (loss)	26,913	60,224	(1,845)	—	85,292
Financial services pretax income	—	—	6,644	—	6,644
Total pretax income	26,913	60,224	4,799	—	91,936
Income tax expense	(6,900)	(14,900)	(2,000)	—	(23,800)
Equity in net income of subsidiaries	48,123	—	—	(48,123)	—
Net income	$68,136	$45,324	$2,799	$(48,123)	$68,136

	Nine Months Ended August 31, 2020
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$2,735,339	$253,579	$—	$2,988,918
Homebuilding:
Revenues	$—	$2,735,339	$242,471	$—	$2,977,810
Construction and land costs	—	(2,218,683)	(210,318)	—	(2,429,001)
Selling, general and administrative expenses	(75,129)	(257,460)	(15,493)	—	(348,082)
Operating income (loss)	(75,129)	259,196	16,660	—	200,727
Interest income	2,075	12	76	—	2,163
Interest expense	(88,648)	(73)	(4,350)	93,071	—
Intercompany interest	238,780	(133,637)	(12,072)	(93,071)	—
Equity in income of unconsolidated joint ventures	—	11,981	—	—	11,981
Homebuilding pretax income	77,078	137,479	314	—	214,871
Financial services pretax income	—	—	23,081	—	23,081
Total pretax income	77,078	137,479	23,395	—	237,952
Income tax expense	(16,500)	(26,200)	(5,100)	—	(47,800)
Equity in net income of subsidiaries	129,574	—	—	(129,574)	—
Net income	$190,152	$111,279	$18,295	$(129,574)	$190,152

	Nine Months Ended August 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Total revenues	$—	$2,739,096	$254,976	$—	$2,994,072
Homebuilding:
Revenues	$—	$2,739,096	$245,218	$—	$2,984,314
Construction and land costs	—	(2,226,829)	(231,524)	—	(2,458,353)
Selling, general and administrative expenses	(76,507)	(268,506)	(12,035)	—	(357,048)
Operating income (loss)	(76,507)	243,761	1,659	—	168,913
Interest income	1,549	20	176	—	1,745
Interest expense	(102,763)	(630)	(3,963)	107,356	—
Intercompany interest	245,090	(130,142)	(7,592)	(107,356)	—
Equity in loss of unconsolidated joint ventures	—	(1,159)	—	—	(1,159)
Homebuilding pretax income (loss)	67,369	111,850	(9,720)	—	169,499
Financial services pretax income	—	—	13,709	—	13,709
Total pretax income	67,369	111,850	3,989	—	183,208
Income tax expense	(10,400)	(21,300)	(5,900)	—	(37,600)
Equity in net income of subsidiaries	88,639	—	—	(88,639)	—
Net income (loss)	$145,608	$90,550	$(1,911)	$(88,639)	$145,608

Condensed Consolidating Balance Sheets (in thousands)

	August 31, 2020
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$649,859	$43,395	$28,779	$—	$722,033
Receivables	39,475	166,454	63,722	—	269,651
Inventories	—	3,340,657	330,472	—	3,671,129
Investments in unconsolidated joint ventures	—	48,821	—	—	48,821
Property and equipment, net	29,066	32,337	3,216	—	64,619
Deferred tax assets, net	83,027	159,543	(1,399)	—	241,171
Other assets	95,964	22,625	6,653	—	125,242
	897,391	3,813,832	431,443	—	5,142,666
Financial services	—	—	34,761	—	34,761
Intercompany receivables	3,486,621	—	213,647	(3,700,268)	—
Investments in subsidiaries	129,869	—	—	(129,869)	—
Total assets	$4,513,881	$3,813,832	$679,851	$(3,830,137)	$5,177,427
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$143,912	$434,064	$284,374	$—	$862,350
Notes payable	1,716,974	5,620	25,110	—	1,747,704
	1,860,886	439,684	309,484	—	2,610,054
Financial services	—	—	2,065	—	2,065
Intercompany payables	87,687	3,312,907	299,674	(3,700,268)	—
Stockholders’ equity	2,565,308	61,241	68,628	(129,869)	2,565,308
Total liabilities and stockholders’ equity	$4,513,881	$3,813,832	$679,851	$(3,830,137)	$5,177,427

	November 30, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$357,966	$65,434	$30,414	$—	$453,814
Receivables	1,934	181,047	66,074	—	249,055
Inventories	—	3,400,307	304,295	—	3,704,602
Investments in unconsolidated joint ventures	—	57,038	—	—	57,038
Property and equipment, net	24,250	37,539	3,254	—	65,043
Deferred tax assets, net	96,301	237,877	30,315	—	364,493
Other assets	78,686	2,666	1,689	—	83,041
	559,137	3,981,908	436,041	—	4,977,086
Financial services	—	—	38,396	—	38,396
Intercompany receivables	3,624,081	—	186,022	(3,810,103)	—
Investments in subsidiaries	115,753	—	—	(115,753)	—
Total assets	$4,298,971	$3,981,908	$660,459	$(3,925,856)	$5,015,482
Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$139,137	$453,929	$288,489	$—	$881,555
Notes payable	1,715,748	7,889	25,110	—	1,748,747
	1,854,885	461,818	313,599	—	2,630,302
Financial services	—	—	2,058	—	2,058
Intercompany payables	60,964	3,520,090	229,049	(3,810,103)	—
Stockholders’ equity	2,383,122	—	115,753	(115,753)	2,383,122
Total liabilities and stockholders’ equity	$4,298,971	$3,981,908	$660,459	$(3,925,856)	$5,015,482

Condensed Consolidating Statements of Cash Flows (in thousands)

	Nine Months Ended August 31, 2020
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$62,684	$253,483	$13,044	$—	$329,211
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(6,048)	—	—	(6,048)
Return of investments in unconsolidated joint ventures	—	8,816	—	—	8,816
Purchases of property and equipment, net	(5,148)	(12,344)	(3,662)	—	(21,154)
Intercompany	256,600	—	—	(256,600)	—
Net cash provided by (used in) investing activities	251,452	(9,576)	(3,662)	(256,600)	(18,386)
Cash flows from financing activities:
Payments on mortgages and land contracts due to land sellers and other loans	—	(20,314)	—	—	(20,314)
Issuance of common stock under employee stock plans	8,404	—	—	—	8,404
Tax payments associated with stock-based compensation awards	(6,219)	—	—	—	(6,219)
Payments of cash dividends	(24,428)	—	—	—	(24,428)
Intercompany	—	(245,632)	(10,968)	256,600	—
Net cash used in financing activities	(22,243)	(265,946)	(10,968)	256,600	(42,557)
Net increase (decrease) in cash and cash equivalents	291,893	(22,039)	(1,586)	—	268,268
Cash and cash equivalents at beginning of period	357,966	65,434	31,458	—	454,858
Cash and cash equivalents at end of period	$649,859	$43,395	$29,872	$—	$723,126

	Nine Months Ended August 31, 2019
	KB Home Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$92,935	$(335,428)	$90,349	$—	$(152,144)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	—	(7,656)	—	—	(7,656)
Return of investments in unconsolidated joint ventures	—	5,001	—	—	5,001
Proceeds from sale of building	—	5,804	—	—	5,804
Purchases of property and equipment, net	(4,728)	(18,252)	(9,231)	—	(32,211)
Intercompany	(274,010)	—	—	274,010	—
Net cash used in investing activities	(278,738)	(15,103)	(9,231)	274,010	(29,062)
Cash flows from financing activities:
Proceeds from issuance of debt	405,250	—	—	—	405,250
Payment of debt issuance costs	(5,209)	—	—	—	(5,209)
Repayment of senior notes	(630,000)	—	—	—	(630,000)
Borrowings under revolving credit facility	460,000	—	—	—	460,000
Repayments under revolving credit facility	(410,000)	—	—	—	(410,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(32,149)	—	—	(32,149)
Issuance of common stock under employee stock plans	18,729	—	—	—	18,729
Tax payments associated with stock-based compensation awards	(3,345)	—	—	—	(3,345)
Payments of cash dividends	(12,352)	—	—	—	(12,352)
Intercompany	—	372,454	(98,444)	(274,010)	—
Net cash provided by (used in) financing activities	(176,927)	340,305	(98,444)	(274,010)	(209,076)
Net decrease in cash and cash equivalents	(362,730)	(10,226)	(17,326)	—	(390,282)
Cash and cash equivalents at beginning of period	429,977	114,269	30,873	—	575,119
Cash and cash equivalents at end of period	$67,247	$104,043	$13,547	$—	$184,837

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2020	2019	Variance	2020	2019	Variance
Revenues:
Homebuilding	$995,148	$1,156,855	(14)%	$2,977,810	$2,984,314	—%
Financial services	3,865	3,931	(2)	11,108	9,758	14
Total revenues	$999,013	$1,160,786	(14)%	$2,988,918	$2,994,072	—%
Pretax income:
Homebuilding	$91,651	$85,292	7%	$214,871	$169,499	27%
Financial services	9,664	6,644	45	23,081	13,709	68
Total pretax income	101,315	91,936	10	237,952	183,208	30
Income tax expense	(22,900)	(23,800)	4	(47,800)	(37,600)	(27)
Net income	$78,415	$68,136	15%	$190,152	$145,608	31%
Basic earnings per share	$.86	$.77	12%	$2.09	$1.65	27%
Diluted earnings per share	$.83	$.73	14%	$2.02	$1.55	30%
During the first nine months of 2020, we, like many companies worldwide, experienced significant variability in market conditions starting in mid-March that produced stark differences in our results between the first, second and third quarters. Our 2020 first quarter was particularly strong, as we generated the highest revenues, net orders, ending backlog and ending backlog value for any first quarter since 2007 and increased our net income 99% year over year.
In mid-March 2020, the outbreak of COVID-19 was declared a pandemic, and related COVID-19 control responses in our served markets, including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, severely impacted the global and national economies, the housing market and our business during our second quarter. The combination of an unprecedented steep drop in employment and economic activity in March that caused the United States to enter into a recession, which continues up to the date of this report; significant stock market and secondary mortgage market volatility; ongoing uncertainty about the virulence of COVID-19 and the availability of generally effective therapeutics or a vaccine; and weakened consumer confidence drastically decreased demand for new homes (including homes ordered in the first quarter) for most of our 2020 second quarter. Operationally, we temporarily closed our sales centers, model homes and design studios to the public and shifted to virtual sales tools and appointment-only personalized home sales processes, where permitted. These steps along with the negative prevailing business conditions due to the pandemic and restrictive COVID-19 control responses moderated our order pace significantly. In addition, home purchase cancellations increased considerably, largely reflecting our proactive efforts to assure a backlog of qualified homebuyers amid the pandemic-induced economic downturn. These two factors contributed to a sizable reduction in our 2020 second quarter net orders, and we entered the third quarter with the number of homes in beginning backlog down 14% year over year. Further, our construction activities were restricted in many jurisdictions, and completely shut down in some of them, and together with the reduced availability or capacity of some municipal and private services necessary to build and deliver homes, we experienced home delivery delays during most of the second quarter, which tempered our revenues for the period.
Since the easing of public health restrictions in our served markets beginning in May 2020, all of our communities have been open to walk-in traffic, following appropriate safety protocols and applicable public health guidelines. We have also continued to engage with customers using our robust virtual selling capability, including enhanced online tools such as virtual home tours, interactive floor plans, live chats with sales counselors and online consultations with our design studios. Reflecting the shift in operating conditions, our net orders began to rebound significantly in May 2020 following a low point in April 2020, and the upward trajectory continued into the 2020 third quarter and accelerated as the quarter progressed. This positive momentum resulted in our net orders for the 2020 third quarter increasing to their highest level of any quarter since 2007. Although housing market conditions in the 2020 third quarter improved significantly from the prior quarter, our deliveries and revenues for the period were tempered primarily by the negative impact that COVID-19 and the related COVID-19 control responses had on our 2020 second quarter.
While we limited our land investments during the second quarter and most of the third quarter to preserve cash and liquidity due to the uncertainty surrounding the COVID-19 pandemic, given the sustained strong housing demand in the 2020 third quarter, we have resumed land acquisition and development activities to bolster our lot pipeline and support community growth in the future.
Although the trajectory and strength of the current recovery remains uncertain, and we are seeing some building material cost pressures, particularly with respect to lumber, that could negatively impact our margins in the 2020 fourth quarter and future periods, and the recovery could be slowed or reversed by a number of factors, including a possible widespread resurgence in COVID-19 infections combined with the seasonal flu and others discussed below under Part II, Item 1A – Risk Factors, we believe we are well-positioned to operate effectively through the present environment.
Financial and Operational Highlights. Reflecting the above-described impact from the COVID-19 pandemic and related COVID-19 control responses during our 2020 second quarter, housing revenues for the 2020 third quarter decreased 15% from the year-earlier quarter due to a 16% decline in the number of homes delivered to 2,545, partly offset by a slight increase in the overall average selling price of those homes to $384,700. Homebuilding operating income for the three months ended August 31, 2020 increased 4% year over year to $88.9 million. At the same time, homebuilding operating income as a percentage of related revenues improved 150 basis points to 8.9%. Excluding inventory-related charges of $6.9 million in the current quarter and $5.3 million in the year-earlier quarter, this metric improved 180 basis points to 9.6%. Our housing gross profits for the quarter decreased compared to the year-earlier period, mainly due to lower housing revenues, partly offset by a 140-basis point improvement in our housing gross profit margin to 19.9%.
The year-over-year increase in our housing gross profit margin in the 2020 third quarter primarily reflected a mix shift of homes delivered, lower relative amortization of previously capitalized interest, workforce realignment and reductions in the 2020 second quarter in response to the significant negative impact from the pandemic on our business, and a favorable pricing environment that enabled us to increase selling prices in many of our communities during the period. Our selling, general and administrative expense ratio improved 10 basis points to 11.0% of housing revenues, primarily due to our targeted actions, including workforce reductions in the 2020 second quarter, to reduce overhead costs, partly offset by reduced operating leverage from lower housing revenues.
The following table presents information concerning our net orders, cancellation rates, ending backlog and community count for the three-month and nine-month periods ended August 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Net orders	4,214	3,325	9,467	10,064
Net order value (a)	$1,643,760	$1,276,242	$3,714,858	$3,831,017
Cancellation rates (b)	17%	20%	23%	18%
Ending backlog — homes	6,749	6,230	6,749	6,230
Ending backlog — value	$2,567,664	$2,296,797	$2,567,664	$2,296,797
Ending community count	232	254	232	254
Average community count	238	255	244	249

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
Net Orders. With housing market conditions strengthening in the 2020 third quarter as discussed above, net orders from our homebuilding operations increased 27% from the year-earlier period to their highest third-quarter level since 2005, reflecting an increase in monthly net orders per community to 5.9 from 4.3 in the year-earlier period, partly offset by a decrease in our average community count. Our net order comparisons improved significantly as the quarter progressed, with monthly net orders up 11% in June, 23% in July and 50% in August, each on a year-over-year basis. This higher net order pace was fueled by the combination of historically low mortgage interest rates, a limited supply of resale inventory, an underproduction of new homes over the past decade, favorable demographic trends, and consumers’ desire to own a single-family home. We believe our Built-to-Order Model, which provides personalization and choice, also was a key factor that contributed to our strong 2020 third quarter net orders.
The value of our net orders for the three months ended August 31, 2020 rose 29% from the year-earlier period as a result of the growth in net orders and a 2% increase in the overall average selling price of those orders. The year-over-year increase in net orders and overall net order value reflected improvements in all of our homebuilding reporting segments, with net order value increases ranging from 2% in our Southeast segment to 34% in our West Coast segment. In our West Coast segment, net order value rose due to a 39% increase in net orders, reflecting the segment’s higher monthly net orders per community, partly offset by a 4% decrease in the average selling price of those orders. In our Southeast segment, the year-over-year improvement in net order value reflected 5% growth in net orders as a result of the segment’s higher monthly net orders per community, partly offset by a 3% decrease in the average selling price of those orders. Our cancellation rate as a percentage of gross orders for the three months ended August 31, 2020 improved from the year-earlier quarter.
While our year-over-year net order comparison improved in the 2020 third quarter, the year-over-year decrease in our 2020 second quarter net orders is expected to reduce our deliveries and revenues for the 2020 fourth quarter and full year compared to the corresponding year-earlier periods.
Backlog. The number of homes in our backlog at August 31, 2020 increased 8% from August 31, 2019, mainly due to the substantial increase in our net orders during the 2020 third quarter, as our beginning backlog was down 14% year over year. The potential future housing revenues in our backlog at August 31, 2020 rose 12% from the prior-year period, reflecting both the higher number of homes in our backlog and a 3% increase in the overall average selling price of those homes.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2020 third quarter declined 7% from the year-earlier period, reflecting decreases of 19% in our Southwest homebuilding reporting segment, 4% in our Central segment and 16% in our Southeast segment, partly offset by an increase of 4% in our West Coast segment. Our ending community count was down 9% from the prior-year quarter. The year-over-year decreases in our overall average and ending community counts primarily reflected the close-out of communities earlier than planned due to our accelerated net order pace, a decline in the number of active communities that were previously classified as land held for future development, our moderated investments in land development in the 2020 second and third quarters, and delays in community openings due in part to the COVID-19 pandemic.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Revenues:
Housing	$979,113	$1,152,618	$2,960,901	$2,968,588
Land	16,035	4,237	16,909	15,726
Total	995,148	1,156,855	2,977,810	2,984,314
Costs and expenses:
Construction and land costs
Housing	(784,427)	(939,538)	(2,414,059)	(2,443,937)
Land	(14,068)	(4,216)	(14,942)	(14,416)
Total	(798,495)	(943,754)	(2,429,001)	(2,458,353)
Selling, general and administrative expenses	(107,710)	(127,626)	(348,082)	(357,048)
Total	(906,205)	(1,071,380)	(2,777,083)	(2,815,401)
Operating income	$88,943	$85,475	$200,727	$168,913

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Homes delivered	2,545	3,022	7,796	7,942
Average selling price	$384,700	$381,400	$379,800	$373,800
Housing gross profit margin as a percentage of housing revenues	19.9%	18.5%	18.5%	17.7%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	20.6%	18.9%	19.0%	18.1%
Adjusted housing gross profit margin as a percentage of housing revenues	23.7%	22.3%	22.2%	21.7%
Selling, general and administrative expenses as a percentage of housing revenues	11.0%	11.1%	11.8%	12.0%
Operating income as a percentage of homebuilding revenues	8.9%	7.4%	6.7%	5.7%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of August 31, 2020, our homebuilding reporting segments consisted of ongoing operations located in the following states to the extent permitted by applicable public health orders as part of their respective COVID-19 control responses: West Coast — California and Washington; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2020	2019	2020	2019	2020	2019
West Coast	626	838	1,329	957	12%	20%
Southwest	628	566	857	706	13	14
Central	958	1,098	1,469	1,132	22	22
Southeast	333	520	559	530	19	22
Total	2,545	3,022	4,214	3,325	17%	20%

	Net Order Value			Average Community Count
Segment	2020	2019	Variance	2020	2019	Variance
West Coast	$761,742	$570,531	34%	74	71	4%
Southwest	285,917	219,930	30	35	43	(19)
Central	438,697	331,635	32	88	92	(4)
Southeast	157,404	154,146	2	41	49	(16)
Total	$1,643,760	$1,276,242	29%	238	255	(7)%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2020	2019	2020	2019	2020	2019
West Coast	2,005	2,015	2,863	2,797	18%	18%
Southwest	1,783	1,615	1,927	2,007	21	13
Central	2,881	2,989	3,405	3,556	24	20
Southeast	1,127	1,323	1,272	1,704	29	20
Total	7,796	7,942	9,467	10,064	23%	18%

	Net Order Value			Average Community Count
Segment	2020	2019	Variance	2020	2019	Variance
West Coast	$1,685,094	$1,655,423	2%	74	66	12%
Southwest	642,601	632,498	2	37	41	(10)
Central	1,024,623	1,054,203	(3)	89	93	(4)
Southeast	362,540	488,893	(26)	44	49	(10)
Total	$3,714,858	$3,831,017	(3)%	244	249	(2)%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2020	2019	Variance	2020	2019	Variance
West Coast	1,901	1,497	27%	$1,088,096	$883,765	23%
Southwest	1,382	1,318	5	458,681	412,391	11
Central	2,512	2,281	10	750,831	674,614	11
Southeast	954	1,134	(16)	270,056	326,027	(17)
Total	6,749	6,230	8%	$2,567,664	$2,296,797	12%
Revenues. Homebuilding revenues for the three months ended August 31, 2020 decreased 14% from the year-earlier period due to a decline in housing revenues, partly offset by an increase in land sale revenues.
Housing revenues for the three months ended August 31, 2020 declined 15% year over year, reflecting a 16% decrease in the number of homes delivered, partly offset by a slight increase in the overall average selling price of those homes. Deliveries for the quarter were tempered primarily by the negative impacts associated with the COVID-19 pandemic and related COVID-19 control responses, including a 14% year-over-year decrease in the number of homes in our beginning backlog for the 2020 third quarter, as discussed above under “Overview.”
Land sale revenues for the quarter ended August 31, 2020 totaled $16.0 million, compared to $4.2 million in the year-earlier quarter. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Homebuilding revenues for the nine months ended August 31, 2020 were relatively even with the corresponding period of 2019, primarily due to housing revenues remaining essentially flat, as a 2% decrease in the number of homes delivered was mostly offset by a 2% rise in the overall average selling price to $379,800.
Land sale revenues totaled $16.9 million for the nine months ended August 31, 2020 and $15.7 million for the nine months ended August 31, 2019, reflecting the factors discussed above with respect to our 2020 third quarter land sale revenues.
Operating Income. Our homebuilding operating income for the three months ended August 31, 2020 increased 4% from the year-earlier period. Homebuilding operating income for the 2020 third quarter included total inventory-related charges of $6.9 million, compared to $5.3 million in the 2019 third quarter. As a percentage of homebuilding revenues, our homebuilding operating income for the three months ended August 31, 2020 increased 150 basis points year over year to 8.9%. Excluding inventory-related charges, our homebuilding operating income margin improved 180 basis points to 9.6% for the 2020 third quarter compared to 7.8% for the year-earlier quarter.
For the nine months ended August 31, 2020, our homebuilding operating income increased 19% from the corresponding 2019 period. Homebuilding operating income for the first nine months of 2020 included total inventory-related charges of $16.9 million and severance charges of $6.7 million. The severance charges were associated with workforce reductions made during the 2020 second quarter, as discussed above under “Overview,” and were estimated at implementation to yield annualized savings of approximately $40 million allocated between construction and land costs and selling, general and administrative expenses. In the nine months ended August 31, 2019, homebuilding operating income included $13.1 million of inventory-related charges. As a percentage of homebuilding revenues, our homebuilding operating income for the nine months ended August 31, 2020 improved 100 basis points year over year to 6.7%. Excluding inventory-related charges for both periods and the above-mentioned severance charges in the 2020 period, our homebuilding operating income margin improved 140 basis points to 7.5% for the nine months ended August 31, 2020 from 6.1% for the nine months ended August 31, 2019.
The year-over-year change in our homebuilding operating income for the three months ended August 31, 2020 largely reflected lower selling, general and administrative expenses and higher land sale profits, partly offset by lower housing gross profits. For the nine months ended August 31, 2020, the year-over-year growth in our homebuilding operating income was primarily due to an increase in housing gross profits and a decrease in selling, general and administrative expenses.
Housing gross profits of $194.7 million for the three months ended August 31, 2020 declined 9% from $213.1 million for the year-earlier period, reflecting a decrease in housing revenues, partly offset by an increase in our housing gross profit margin. Our housing gross profit margin for the 2020 third quarter rose 140 basis points year over year to 19.9%, mainly as a result of a shift in the mix of homes delivered and a favorable pricing environment (approximately 110 basis points); lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 30 basis points); and workforce realignment and reductions (approximately 30 basis points). These items were partly offset by an increase in inventory-related charges (approximately 30 basis points).
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. Interest incurred totaled $31.1 million for the three months ended August 31, 2020, decreasing from $36.0 million for the year-earlier period, mainly due to our lower average debt level. All interest incurred during the three-month periods ended August 31, 2020 and 2019 was capitalized due to the average amount of our inventory qualifying for interest capitalization exceeding our average debt level for each period. As a result, we had no interest expense for these periods.
Interest amortized to construction and land costs associated with housing operations was $30.2 million and $38.6 million for the three-month periods ended August 31, 2020 and 2019, respectively. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.1% and 3.4% for the three months ended August 31, 2020 and 2019, respectively.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges for the three months ended August 31, 2020 and 2019, our adjusted housing gross profit margin increased 140 basis points from the year-earlier quarter to 23.7%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for the 2020 third quarter decreased 16% from the year-earlier quarter, mainly due to the lower volume of homes delivered and our targeted actions, including the above-mentioned workforce reductions, to reduce overhead costs. As a percentage of housing revenues, our selling, general and administrative expenses improved 10 basis points, reflecting the lower expenses, partly offset by decreased operating leverage due to lower housing revenues as compared to the year-earlier quarter.
Land sales generated profits of $2.0 million for the three months ended August 31, 2020, compared to a nominal amount for the year-earlier period.
Our housing gross profits of $546.8 million for the nine months ended August 31, 2020 increased from $524.7 million for the year-earlier period. Housing gross profits for the first nine months of 2020 included $16.9 million of inventory-related charges, compared to $13.1 million of such charges in the year-earlier period. Our housing gross profit margin of 18.5% for the nine months ended August 31, 2020 increased 80 basis points year over year, primarily due to a decrease in construction and land costs, and lower amortization of previously capitalized interest as a percentage of housing revenues.
For the nine months ended August 31, 2020, interest incurred decreased to $93.1 million from $107.4 million for the year-earlier period, primarily due to our lower average debt level. All interest incurred during the nine-month periods ended August 31, 2020 and 2019 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for the period.
Interest amortized to construction and land costs associated with housing operations was $93.5 million for the nine months ended August 31, 2020, compared to $106.3 million for the nine months ended August 31, 2019. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.2% and 3.6% for the nine months ended August 31, 2020 and 2019, respectively.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges in the nine months ended August 31, 2020 and 2019, our adjusted housing gross profit margin increased 50 basis points from the year-earlier period to 22.2%.
Selling, general and administrative expenses for the nine months ended August 31, 2020 decreased to $348.1 million from $357.0 million for the year-earlier period, primarily reflecting the lower number of homes delivered and our targeted actions to reduce overhead costs, partly offset by the above-mentioned severance charges of $6.7 million we recorded in the 2020 second quarter. As a percentage of housing revenues, selling, general and administrative expenses improved 20 basis points from the prior-year period to 11.8%.
Land sales generated profits of $2.0 million for the nine months ended August 31, 2020, compared to $5.5 million for the year-earlier period.
Interest Income. Interest income, which is generated from short-term investments, totaled $.8 million for the three months ended August 31, 2020 and $.2 million for the three months ended August 31, 2019. For the nine-month periods ended August 31, 2020 and 2019, our interest income totaled $2.2 million and $1.7 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $1.9 million for the three months ended August 31, 2020, compared to equity in loss of unconsolidated joint ventures of $.4 million for the three months ended August 31, 2019. For the nine months ended August 31, 2020, our equity in income of unconsolidated joint ventures was $12.0 million, compared to equity in loss of unconsolidated joint ventures of $1.2 million for the corresponding 2019 period. The improved results in both periods of 2020 primarily reflected 17 homes and 90 homes delivered from an unconsolidated joint venture in California during the three months and nine months ended August 31, 2020, respectively, compared to no homes delivered from unconsolidated joint ventures in the corresponding 2019 periods.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Housing revenues	$979,113	$1,152,618	$2,960,901	$2,968,588
Housing construction and land costs	(784,427)	(939,538)	(2,414,059)	(2,443,937)
Housing gross profits	194,686	213,080	546,842	524,651
Add: Inventory-related charges (a)	6,888	5,251	16,939	13,143
Housing gross profits excluding inventory-related charges	201,574	218,331	563,781	537,794
Add: Amortization of previously capitalized interest (b)	30,186	38,558	93,507	106,260
Adjusted housing gross profits	$231,760	$256,889	$657,288	$644,054
Housing gross profit margin as a percentage of housing revenues	19.9%	18.5%	18.5%	17.7%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	20.6%	18.9%	19.0%	18.1%
Adjusted housing gross profit margin as a percentage of housing revenues	23.7%	22.3%	22.2%	21.7%

(a)	Represents inventory impairment and land option contract abandonment charges associated with housing operations.

(b)	Represents the amortization of previously capitalized interest associated with housing operations.
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
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	August 31, 2020	November 30, 2019
Notes payable	$1,747,704	$1,748,747
Stockholders’ equity	2,565,308	2,383,122
Total capital	$4,313,012	$4,131,869
Ratio of debt to capital	40.5%	42.3%

Notes payable	$1,747,704	$1,748,747
Less: Cash and cash equivalents	(722,033)	(453,814)
Net debt	1,025,671	1,294,933
Stockholders’ equity	2,565,308	2,383,122
Total capital	$3,590,979	$3,678,055
Ratio of net debt to capital	28.6%	35.2%

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
The financial results for each of our homebuilding reporting segments for the three months and nine months ended August 31, 2020 were negatively affected by the impacts from the COVID-19 pandemic, as discussed above under “Overview.” In three of our four homebuilding reporting segments, we delivered fewer homes in the 2020 third quarter compared to the corresponding year-earlier quarter largely as a result of our lower beginning backlog, as discussed above under “Homebuilding – Revenues.”
West Coast. The following table presents financial information related to our West Coast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2020	2019	Variance		2020	2019	Variance
Revenues	$379,025	$497,654	(24	) %	$1,195,404	$1,194,728	—
Construction and land costs	(318,272)	(414,914)	23		(1,017,383)	(1,009,032)	(1)
Selling, general and administrative expenses	(28,424)	(38,744)	27		(94,197)	(98,647)	5
Operating income	$32,329	$43,996	(27	) %	$83,824	$87,049	(4	) %

Homes delivered	626	838	(25	) %	2,005	2,015	—
Average selling price	$605,400	$588,800	3%		$596,200	$588,700	1%
Housing gross profit margin	16.0%	16.8%	(80	)bps	14.9%	15.7%	(80	)bps
This segment’s revenues for the three months and nine months ended August 31, 2020 and 2019 were generated from both housing operations and land sales. Housing revenues for the 2020 third quarter declined 23% year over year to $379.0 million from $493.4 million, reflecting a lower number of homes delivered, partly offset by an increase in the average selling price of those homes. For the nine months ended August 31, 2020, housing revenues rose to $1.20 billion from $1.19 billion due to a slight increase in the average selling price of homes delivered as the number of homes delivered was essentially even with the year-earlier period. The year-over-year increase in the average selling price of homes delivered for the three months and nine months ended August 31, 2020 was primarily due to product and geographic mix shifts of homes delivered.
Operating income for the three months ended August 31, 2020 declined from the year-earlier period, reflecting a decrease in housing gross profits, partly offset by lower selling, general and administrative expenses. The year-over-year decrease in housing gross profits reflected lower housing revenues and a lower housing gross profit margin. The decline in the housing gross profit margin was primarily driven by an increase in inventory-related charges and a mix shift of homes delivered. Inventory-related charges totaled $5.5 million in the 2020 third quarter, compared to $5.1 million in the year-earlier quarter. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 third quarter improved from the year-earlier quarter largely due to our targeted actions to reduce overhead costs and lower legal fees in the current period, partly offset by reduced operating leverage as a result of lower housing revenues.
For the nine months ended August 31, 2020, operating income decreased 4% from the year-earlier period reflecting lower housing gross profits, partly offset by lower selling, general and administrative expenses. The year-over-year decline in housing gross profits was primarily due to a decrease in the housing gross profit margin as a result of a mix shift of homes delivered, partly offset by a decrease in inventory-related charges and lower relative amortization of previously capitalized interest. Inventory-related charges impacting the housing gross profit margin totaled $10.6 million and $12.1 million for the nine-month periods ended August 31, 2020 and 2019, respectively. Selling, general and administrative expenses as a percentage of housing revenues for the nine months ended August 31, 2020 improved from the corresponding 2019 period primarily due to overhead cost reductions and lower legal fees in the current period.

Southwest. The following table presents financial information related to our Southwest segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2020	2019	Variance		2020	2019	Variance
Revenues	$223,096	$180,238	24%		$589,665	$522,721	13%
Construction and land costs	(167,572)	(137,635)	(22)		(444,213)	(399,445)	(11)
Selling, general and administrative expenses	(16,128)	(16,078)	—		(48,760)	(46,257)	(5)
Operating income	$39,396	$26,525	49%		$96,692	$77,019	26%

Homes delivered	628	566	11%		1,783	1,615	10%
Average selling price	$330,700	$318,400	4%		$321,700	$323,700	(1	) %
Housing gross profit margin	25.8%	23.6%	220	bps	25.0%	23.6%	140	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2020 were from both housing operations and land sales. For the three months and nine months ended August 31, 2019, revenues were generated solely from housing operations. Housing revenues for the three months ended August 31, 2020 increased 15% year over year to $207.7 million, due to increases in both the number of homes delivered and the average selling price of those homes. The increase in the number of homes delivered was mainly due to higher net orders in the 2020 third quarter, as the beginning backlog in this segment was down 2% from the year-earlier quarter. The year-over-year rise in the average selling price for the three months ended August 31, 2020 primarily reflected a shift in product and geographic mix as well as a favorable pricing environment in this segment. For the nine months ended August 31, 2020, housing revenues rose 10% year over year to $573.5 million, reflecting an increase in the number of homes delivered, partially offset by a slight decrease in the average selling price of those homes.
Operating income for the three months ended August 31, 2020 increased from the corresponding 2019 period due to higher housing gross profits as selling, general and administrative expenses remained flat. The year-over-year increase in housing gross profits primarily reflected higher housing revenues and a higher housing gross profit margin compared with the year-earlier period. The housing gross profit margin for the three months ended August 31, 2020 reflected increased operating leverage due to higher housing revenues, a shift in the mix of homes delivered, a favorable pricing environment, and lower relative amortization of previously capitalized interest. Land sales generated profits of $2.0 million for the three months ended August 31, 2020. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 third quarter improved from the corresponding 2019 quarter mainly as a result of increased operating leverage due to higher housing revenues, overhead cost reductions, legal recoveries in the current quarter, and higher marketing expenses in the year-earlier quarter to support new community openings.
For the nine months ended August 31, 2020, operating income increased from the corresponding 2019 period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. Housing gross profits for the first nine months of 2020 increased from the year-earlier period mainly due to higher housing revenues and a higher housing gross profit margin. The improvement in the housing gross profit margin was primarily due to lower relative amortization of previously capitalized interest, partly offset by favorable warranty adjustments in the first nine months of 2019. Land sales generated profits of $2.0 million for the nine months ended August 31, 2020. Selling, general and administrative expenses as a percentage of housing revenues for the first nine months of 2020 improved from the corresponding 2019 period primarily for the reasons described above with respect to the three months ended August 31, 2020.
Central. The following table presents financial information related to our Central segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2020	2019	Variance		2020	2019	Variance
Revenues	$297,022	$326,058	(9	) %	$864,728	$874,730	(1	) %
Construction and land costs	(232,269)	(259,195)	10		(688,683)	(705,641)	2
Selling, general and administrative expenses	(29,331)	(32,446)	10		(91,061)	(88,890)	(2)
Operating income	$35,422	$34,417	3%		$84,984	$80,199	6%

	Three Months Ended August 31,				Nine Months Ended August 31,
	2020	2019	Variance		2020	2019	Variance
Homes delivered	958	1,098	(13	) %	2,881	2,989	(4	) %
Average selling price	$310,000	$297,000	4%		$300,100	$290,200	3%
Housing gross profit margin	21.8%	20.5%	130	bps	20.4%	19.3%	110	bps
This segment’s revenues for the three months and nine months ended August 31, 2020 and the three months ended August 31, 2019 were generated solely from housing operations. Revenues for the nine months ended August 31, 2019 were generated from both housing operations and land sales. Housing revenues for the 2020 third quarter declined 9% from the year-earlier quarter, reflecting a decrease in the number of homes delivered, partly offset by an increase the average selling price of those homes. For the nine months ended August 31, 2020, housing revenues decreased slightly from $867.5 million in the year-earlier period, reflecting a decline in the number of homes delivered, largely offset by an increase in the average selling price of those homes. The year-over-year increases in the average selling prices for three-month and nine-month periods ended August 31, 2020 were due to shifts in the product and geographic mix of homes delivered.
Operating income for the three months ended August 31, 2020 increased slightly from the year-earlier period, mainly due to lower selling, general and administrative expenses, partly offset by a decrease in housing gross profits. The year-over-year decrease in housing gross profits reflected a decline in housing revenues, partially offset by an increase in the housing gross profit margin. The housing gross profit margin increased mainly as a result of a shift in the mix of homes delivered, a favorable pricing environment and workforce reductions, partially offset by higher inventory-related charges and reduced operating leverage due to lower housing revenues. Inventory-related charges impacting the housing gross profit margin for the three months ended August 31, 2020 were $1.1 million. There were no inventory-related charges in the prior-year quarter. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 third quarter improved from the year-earlier quarter mainly as a result of overhead cost reductions, partly offset by reduced operating leverage from lower housing revenues.
For the nine months ended August 31, 2020, operating income increased 6% from the year-earlier period mainly due to an increase in housing gross profits, partly offset by higher selling, general and administrative expenses and the absence of land sale profits in the current period. The increase in housing gross profits was mainly due to a higher gross profit margin, partly offset by a slight decrease in housing revenues. The housing gross profit margin increased primarily due to a shift in the mix of homes delivered and a favorable pricing environment, partly offset by an increase in inventory-related charges. Inventory-related charges impacting the housing gross profit margin for the nine months ended August 31, 2020 and 2019 were $5.5 million and $.4 million, respectively. Land sales generated profits of $1.8 million for the nine months ended August 31, 2019. Selling, general and administrative expenses as a percentage of housing revenues for the first nine months of 2020 increased from the corresponding 2019 period, reflecting decreased operating leverage due to lower housing revenues.
Southeast. The following table presents financial information related to our Southeast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2020	2019	Variance		2020	2019	Variance
Revenues	$96,005	$152,905	(37	) %	$328,013	$392,135	(16	) %
Construction and land costs	(78,851)	(129,998)	39		(273,772)	(338,636)	19
Selling, general and administrative expenses	(11,168)	(17,634)	37		(38,995)	(48,182)	19
Operating income	$5,986	$5,273	14%		$15,246	$5,317	187%

Homes delivered	333	520	(36	) %	1,127	1,323	(15	) %
Average selling price	$286,500	$294,000	(3	) %	$290,500	$296,400	(2	) %
Housing gross profit margin	18.0%	15.0%	300	bps	16.6%	13.6%	300	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2020 were generated from housing operations and nominal land sales. Revenues for the three months and nine months ended August 31, 2019 were generated solely from housing operations. The year-over-year decline in housing revenues for the three months and nine months ended August 31, 2020 reflected decreases in both the number of homes delivered and the average selling price of those homes. The year-over-year decrease in the average selling price for the three months and nine months ended August 31, 2020 was mainly due to shifts in the product and geographic mix of homes delivered, with a lower proportion of homes delivered from higher-priced communities.
Operating income for the three months ended August 31, 2020 increased from the year-earlier period due to a decrease in selling, general and administrative expenses, partly offset by lower housing gross profits. The year-over-year decrease in housing gross profits reflected a decline in housing revenues, partly offset by an increase in the housing gross profit margin. The housing gross profit margin increased primarily due to a shift in the mix of homes delivered and lower relative amortization of previously capitalized interest, partly offset by reduced operating leverage due to lower housing revenues. Selling, general and administrative expenses as a percentage of housing revenues for the 2020 third quarter increased from the year-earlier period, primarily due to decreased operating leverage as a result of lower housing revenues, partly offset by our overhead reduction efforts and favorable legal settlements.
For the nine months ended August 31, 2020, operating income grew from the prior-year period due to a decrease in selling, general and administrative expenses and slightly higher housing gross profits. Housing gross profits increased due to an increase in the housing gross profit margin that was mostly offset by a decline in housing revenues. The housing gross profit margin increased for the reasons described above for the three months ended August 31, 2020. Selling, general and administrative expenses as a percentage of housing revenues improved in the first nine months of 2020 from the year-earlier period primarily for the reasons described above with respect to the three months ended August 31, 2020.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Revenues	$3,865	$3,931	$11,108	$9,758
Expenses	(1,056)	(1,003)	(2,901)	(3,067)
Equity in income of unconsolidated joint ventures	6,855	3,716	14,874	7,018
Pretax income	$9,664	$6,644	$23,081	$13,709

Total originations:
Loans	1,808	1,938	5,287	4,826
Principal	$621,674	$573,017	$1,723,216	$1,393,088
Percentage of homebuyers using KBHS	79%	72%	75%	69%
Average FICO score	725	721	722	719

Loans sold:
Loans sold to Stearns	1,936	1,590	5,985	4,147
Principal	$618,770	$467,700	$1,877,463	$1,198,346
Loans sold to third parties	26	258	219	732
Principal	$9,157	$65,892	$71,160	$189,432
Revenues. Financial services revenues for the three months ended August 31, 2020 were essentially even with the year-earlier period. For the nine months ended August 31, 2020, financial services revenues rose from the corresponding period of 2019 due to increases in both title services revenues and insurance commissions.
Expenses. General and administrative expenses for the three months ended August 31, 2020 increased slightly from the year-earlier period. For the nine months ended August 31, 2020, general and administrative expenses decreased slightly from corresponding period of 2019.
Equity in Income of Unconsolidated Joint Ventures. The equity in income of unconsolidated joint ventures increased on a year-over-year basis in the three-month period ended August 31, 2020 due to an increase in the principal amount of loan originations and improved margins, partly offset by a 16% decline in the number of homes we delivered. For the nine-month period ended August 31, 2020, the year-over-year increase reflected a substantial increase in the percentage of homebuyers using KBHS, partly offset by a 2% decrease in the number of homes we delivered.

INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Income tax expense	$22,900	$23,800	$47,800	$37,600
Effective tax rate	22.6%	25.9%	20.1%	20.5%
Our income tax expense and effective tax rate for the three months ended August 31, 2020 included the favorable effect of $3.1 million of federal energy tax credits that we earned from building energy-efficient homes, partially offset by $1.2 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). Our income tax expense and effective tax rate for the three months ended August 31, 2019 reflected $1.4 million of non-deductible executive compensation expense.
Our income tax expense and effective tax rate for the nine months ended August 31, 2020 included the favorable effects of $10.1 million of federal energy tax credits that we earned from building energy-efficient homes and $5.6 million of excess tax benefits related to stock-based compensation, partially offset by $3.2 million of non-deductible executive compensation expense. For the nine months ended August 31, 2019, our income tax expense and effective tax rate included the favorable effects of $4.3 million of federal energy tax credits, a $3.3 million reversal of a deferred tax asset valuation allowance related to refundable AMT credits and $2.9 million of excess tax benefits related to stock-based compensation, partly offset by $2.6 million of non-deductible executive compensation expense.
The federal energy tax credits for the three months and nine months ended August 31, 2020 resulted from legislation enacted in December 2019, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2020. Prior to this legislation, the tax credit expired on December 31, 2017. This extension is expected to benefit our income tax provision in future periods.
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss deductions for tax years 2020, 2021 and 2022. The suspension of California net operating loss deductions did not have an impact on our income tax expense for the three months or nine months ended August 31, 2020.
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
In response to the economic disruption and uncertainty resulting from the COVID-19 pandemic, as described above under “Overview,” in the 2020 second quarter and most of the 2020 third quarter, we proceeded in a carefully targeted manner with investments in land and land development. This is expected to reduce the growth or, as in the 2020 second and third quarters, cause a decline in our lot count and the volume of homes delivered in the 2020 fourth quarter.
Our investments in land and land development decreased 15% to $1.04 billion for the nine months ended August 31, 2020, compared to $1.22 billion for the prior-year period. Approximately 46% of our total investments in the nine months ended August 31, 2020 related to land acquisition, compared to approximately 40% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first nine months of 2020 and 2019, approximately 51% and 54%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	August 31, 2020		November 30, 2019		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	15,352	$1,795,106	15,186	$1,795,088	166	$18
Southwest	10,450	646,929	11,191	629,811	(741)	17,118
Central	22,527	843,490	25,871	889,179	(3,344)	(45,689)
Southeast	11,949	385,604	12,662	390,524	(713)	(4,920)
Total	60,278	$3,671,129	64,910	$3,704,602	(4,632)	$(33,473)
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at August 31, 2020 decreased slightly from November 30, 2019. Over the same period, the number of lots decreased 7% mainly due to a lower number of lots under land option contracts and other similar contracts with refundable deposits, reflecting ordinary course fluctuations in the number of such contracts. The number of lots in inventory as of August 31, 2020 included 7,802 lots under contract where the associated deposits were refundable at our discretion, compared to 9,212 of such lots at November 30, 2019. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 37% at August 31, 2020 and 41% at November 30, 2019. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	August 31, 2020	November 30, 2019
Total cash and cash equivalents	$722,033	$453,814
Credit Facility commitment	800,000	800,000
Borrowings outstanding under the Credit Facility	—	—
Letters of credit outstanding under the Credit Facility	(12,429)	(18,884)
Credit Facility availability	787,571	781,116
Total liquidity	$1,509,604	$1,234,930
The majority of our cash equivalents at August 31, 2020 and November 30, 2019 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2020	November 30, 2019	Variance
Mortgages and land contracts due to land sellers and other loans	$5,620	$7,889	$(2,269)
Senior notes	1,742,084	1,740,858	1,226
Total	$1,747,704	$1,748,747	$(1,043)
Our financial leverage, as measured by the ratio of debt to capital, was 40.5% at August 31, 2020, compared to 42.3% at November 30, 2019. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at August 31, 2020 was 28.6%, compared to 35.2% at November 30, 2019. Our next scheduled debt maturity is on December 15, 2021, when $450.0 million in aggregate principal amount of our 7.00% senior notes become due.
LOC Facility. We had $29.3 million and $15.8 million of letters of credit outstanding under the LOC Facility at August 31, 2020 and November 30, 2019, respectively. Further information regarding our LOC Facility is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.

Unsecured Revolving Credit Facility. We have an $800.0 million Credit Facility that will mature on October 7, 2023. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2020, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2020, we had $787.6 million available for cash borrowings under the Credit Facility, with up to $237.6 million of that amount available for the issuance of additional letters of credit. The Credit Facility is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the nine months ended August 31, 2020 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2019.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2020:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.74 billion	$2.57 billion
Leverage Ratio	<	.650	.406
Interest Coverage Ratio (a)	>	1.500	4.717
Minimum liquidity (a)	>	$126.6 million	$722.0 million
Investments in joint ventures and non-guarantor subsidiaries	<	$617.9 million	$117.4 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$1.55 billion

(a)
Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of August 31, 2020, we met both the Interest Coverage Ratio and the minimum liquidity requirements.

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
Our obligations to pay principal, premium, if any, and interest under our senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional, and the Guarantor Subsidiaries are 100% owned by us. We may also cause other subsidiaries of ours to become Guarantor Subsidiaries if we believe it to be in our or the relevant subsidiary’s best interests. Condensed consolidating financial information for our subsidiaries considered to be Guarantor Subsidiaries is provided in Note 22 – Supplemental Guarantor Information in the Notes to Consolidated Financial Statements in this report.
As of August 31, 2020, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of dividends (other than common stock dividends) if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2020, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $5.6 million, secured primarily by the underlying property, which had an aggregate carrying value of $49.2 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In January 2020, Standard and Poor’s Financial Services upgraded our credit rating to BB from BB- and changed the rating outlook to stable from positive.

Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$329,211	$(152,144)
Investing activities	(18,386)	(29,062)
Financing activities	(42,557)	(209,076)
Net increase (decrease) in cash and cash equivalents	$268,268	$(390,282)
Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash provided by operating activities for the nine months ended August 31, 2020 primarily reflected net income of $190.2 million, a $62.8 million decrease in receivables and a $46.6 million decrease in inventories, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $62.4 million. In the nine months ended August 31, 2019, our net cash used by operating activities mainly reflected net cash of $389.5 million used for investments in inventories, partly offset by net income of $145.6 million, a net increase in accounts payable, accrued expenses and other liabilities of $5.0 million and a net decrease in receivables of $2.8 million.
Investing Activities. In the nine months ended August 31, 2020, our uses of cash included $21.2 million for net purchases of property and equipment and $6.0 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $8.8 million return of investments in unconsolidated joint ventures. In the nine months ended August 31, 2019, the net cash used for investing activities reflected $32.2 million for net purchases of property and equipment and $7.7 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by $5.8 million of proceeds from the sale of a building and a $5.0 million return of investments in unconsolidated joint ventures.
Financing Activities. The year-over-year change in net cash used in financing activities was mainly due to the financing transactions we completed in the first nine months of 2019, including our concurrent public offerings of senior notes and our repayment of certain senior notes. In the nine months ended August 31, 2020, net cash was used for dividend payments on our common stock of $24.4 million, payments on mortgages and land contracts due to land sellers and other loans of $20.3 million and tax payments associated with stock-based compensation awards of $6.2 million. The cash used was partially offset by $8.4 million of issuances of common stock under employee stock plans. In the nine months ended August 31, 2019, net cash was used for the repayment of $630.0 million in aggregate principal amount of 1.375% Convertible Senior Notes due 2019 and 4.75% senior notes due 2019, payments on mortgages and land contracts due to land sellers and other loans of $32.1 million, dividend payments on our common stock of $12.4 million, and tax payments associated with stock-based compensation awards of $3.3 million. The cash used was partially offset by cash provided by our concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% senior notes due 2027 and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% senior notes due 2023, $50.0 million of net borrowings under the Credit Facility, and $18.7 million of issuances of common stock under employee stock plans.
During each of the three-month periods ended August 31, 2020 and 2019, our board of directors declared, and we paid, quarterly cash dividends on our common stock of $.09 per share. Quarterly cash dividends declared and paid on our common stock during the nine-month periods ended August 31, 2020 and 2019 totaled $.27 per share and $.14 per share, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions. Subsequent to the end of the 2020 third quarter, on October 8, 2020, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.15 per share from $.09 per share, and declared the next quarterly dividend, at the new rate, payable on November 26, 2020 to stockholders of record on November 12, 2020.
Shelf Registration. On July 9, 2020, we filed the 2020 Shelf Registration with the SEC. The 2020 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Issuances of securities under our 2020 Shelf Registration require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue securities is subject to market conditions and, with respect to debt securities, other factors impacting our borrowing capacity. The 2020 Shelf Registration replaced our previously effective universal shelf registration statement filed with the SEC on July 14, 2017. We have not made any offerings of securities under the 2020 Shelf Registration.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created uncertainty as to general economic conditions for the remainder of 2020 and beyond, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. We have had no cash borrowings under the Credit Facility in our 2020 fiscal year through the date of this report. For the remainder of 2020, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions, which, given the ongoing uncertainty surrounding the COVID-19 pandemic, could rapidly and materially deteriorate or otherwise change. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding COVID-19, our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions, as well as moderated investor and/or lender interest or capacity and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. Further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity is provided below under Part II, Item 1A – Risk Factors.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. At November 30, 2019, one of our unconsolidated joint ventures had outstanding secured debt totaling $40.7 million under a construction loan agreement with a third-party lender to finance its land development activities. The outstanding debt was secured by the underlying property and related project assets and was non-recourse to us. All the outstanding secured debt was repaid in 2020. None of our unconsolidated joint ventures had outstanding debt at August 31, 2020.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we had under land option contracts and other similar contracts at August 31, 2020, we estimate the remaining purchase price to be paid during each year ending November 30 would be as follows: 2020 – $393.8 million; 2021 – $473.2 million; 2022 – $207.2 million; 2023 – $99.1 million; 2024 – $42.6 million; and thereafter – $75.7 million.
Contractual Obligations. There have been no significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2019.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2020 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2019.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.

Outlook
We are encouraged by the resilience of the housing market and the significant increase in demand over the past several months. Subsequent to the end of the third quarter, demand remained strong, with our net orders for the first five weeks of the 2020 fourth quarter up 39% from the corresponding period of 2019, and the cancellation rate for the period improving to 12% from 19%. While we limited our land investments during the second quarter and most of the third quarter to preserve cash and liquidity due to the uncertainty surrounding the COVID-19 pandemic, given the sustained strong housing demand, we have resumed land acquisition and development activities to bolster our lot pipeline and support community growth in 2021 and beyond. Although the trajectory and strength of the current recovery remains uncertain, and we are seeing some building material cost pressures, particularly with respect to lumber, that could negatively impact our margins in the 2020 fourth quarter and future periods, and the recovery could be slowed or reversed by a number of factors, including a possible widespread resurgence in COVID-19 infections combined with the seasonal flu and others discussed below under Part II, Item 1A – Risk Factors, we believe we are well-positioned to operate effectively through the present operating environment. Our present outlook for the fourth quarter and full-year 2020 and full-year 2021 is as follows:
2020 Fourth Quarter

•
We expect to generate housing revenues in the range of $1.05 billion to $1.15 billion, compared to $1.54 billion in the year-earlier quarter, and anticipate our average selling price to be approximately $415,000 representing an increase of 6% compared to the year-earlier period.

•	We expect our housing gross profit margin to be in the range of 20.0% to 20.4%, assuming no inventory-related charges, compared to 19.9% for the corresponding 2019 quarter.

•	We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.8% to 11.2%. The 2019 fourth quarter ratio was 9.1%.

•	We expect our homebuilding operating income margin, excluding inventory-related charges, to range from 9.0% to 9.4%, compared to 10.7% for the prior year quarter.

•	We expect an effective tax rate of approximately 24%.

•	We expect our average community count to decline in the mid- to high single-digit percentage range from the 2019 fourth quarter.
2020 Full Year
The following 2020 full year outlook is based on the mid-point of our outlook for the 2020 fourth quarter:

•
We expect our housing revenues to be approximately $4.06 billion, compared to $4.51 billion in 2019, and anticipate our average selling price to be approximately $389,000, representing an increase of approximately 2% compared to 2019.

•	We expect our housing gross profit margin to be approximately 19.4%, assuming no inventory-related charges, versus 18.7% for 2019.

•
We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 11.4%, excluding the severance charges recorded in the second quarter, compared to 11.0% in the prior year.

•	We expect our homebuilding operating income margin, assuming no inventory-related charges and excluding the above-mentioned severance charges, to be approximately 8.0%, compared to 7.7% for 2019.

•	We expect an effective tax rate of roughly 21%.

•	We expect our average community count to be down by a low single-digit percentage compared to 2019.
2021 Full Year

•	We expect our housing revenues to be in the range of $5.1 billion to $5.5 billion.

•	We expect our average community count to be flat compared to 2020.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the following:

•	general economic, employment and business conditions, generally and during the current recession;

•	population growth, household formations and demographic trends;

•	conditions in the capital, credit and financial markets;

•	our ability to access external financing sources and raise capital through the issuance of common stock, debt or other securities, and/or project financing, on favorable terms;

•	the execution of any share repurchases pursuant to our board of directors’ authorization;

•	material and trade costs and availability, particularly lumber;

•	changes in interest rates;

•	our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;

•	our compliance with the terms of the Credit Facility;

•	volatility in the market price of our common stock;

•	weak or declining consumer confidence, either generally or specifically with respect to purchasing homes;

•	competition from other sellers of new and resale homes;

•	weather events, significant natural disasters and other climate and environmental factors;

•	any failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations, and financial markets’ and businesses’ reactions to that failure;

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
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2020.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Conditions started to improve in late May as state and local governments in our served markets began relaxing the public health restrictions described above and we began to gradually take steps to effectively resume nearly all of our operations. We have reopened our sales centers, model homes and design studios to the general public, continued to engage with customers using our robust virtual selling capability, including enhanced online tools such as virtual home tours, interactive floor plans, live chats with sales counselors and online consultations with our design studios, and largely resumed providing construction and warranty services. However, the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, a recession, high unemployment levels, and significant volatility in financial markets and in the value of equity securities, including our common stock, have produced ongoing uncertainty about the overall operating environment going forward. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent, particularly in response to any resurgence in infections combined with the seasonal flu, that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period. Certain of our served markets have recently seen an increase in COVID-19 cases, and some of the relaxed COVID-19 control responses have been re-instituted.
Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest, similar to what arose at the end of May related to efforts to institute law enforcement and other social and political reforms and which may also affect our business in the short and/or medium-to-longer term; precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which would lower demand for our products as occurred in our 2020 second quarter; impair our ability to sell and build homes in a typical manner, as occurred in our 2020 second quarter, or at all; generate revenues and cash flows, and/or access the Credit Facility or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials, and we are seeing some cost pressures, particularly with respect to lumber, that could negatively impact our margins in the 2020 fourth quarter and future periods, or the availability of subcontractors, employees and other talent, including as a result of infections or medically necessary or recommended self-quarantining, which we have experienced to a limited extent in a few locations, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our inventory assets. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop or adjust strategies to generate growth.
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes delivered, average selling prices, revenues and profitability, as we did during our 2020 second quarter, and such impacts could be material to our consolidated financial statements in the fourth quarter and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any homes during the applicable period, which could be prolonged. Along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Credit Facility, our senior notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt; or pay any dividends to our stockholders. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2018, our board of directors authorized us to repurchase a total of up to 4,000,000 shares of our outstanding common stock.  As of November 30, 2019, we had 2,193,947 shares authorized for repurchase. During the three months ended August 31, 2020, no shares were repurchased pursuant to this authorization.

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

KB HOME Registrant

Dated	October 8, 2020	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 8, 2020	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)