Form 10-K
period 2020-11-30
KB HOME
filed 2021-01-22
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on May 31, 2020 was $3,236,693,083, including 7,317,336 shares held by the registrant’s grantor stock ownership trust and excluding 24,525,786 shares held in treasury.
There were 91,637,771 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2020. The registrant’s grantor stock ownership trust held an additional 7,124,317 shares of the registrant’s common stock on that date.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2020

PART I

Item 1.BUSINESS
General
KB Home is one of the largest and most recognized homebuilding companies in the U.S. We have been building homes for over 60 years, with nearly 645,000 homes delivered since our founding in 1957. We build a variety of new homes designed primarily for first-time and first move-up, as well as second move-up and active adult homebuyers, including attached and detached single-family residential homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. Our homebuilding operations represent the majority of our business, accounting for 99.6% of our total revenues in 2020. Our financial services operations, which accounted for the remaining .4% of our total revenues in 2020, offer various insurance products to our homebuyers in the markets where we build homes and provide title services in certain of those markets. Our financial services operations also provide mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), an unconsolidated joint venture we formed with Stearns Ventures, LLC (“Stearns”).
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
The following charts present homes delivered, homebuilding revenues, net income and diluted earnings per share for the years ended November 30, 2016, 2018 and 2020:

Homes Delivered
12,000
11,500
11,000
10,500
10,000
9,500
9,000
9,829
11,317
10,672
2016
2018
2020

Homebuilding Revenues
($ in millions)
$4,800
$4,400
$4,000
$3,600
$3,200
$3,582.9
$4,533.8
$4,167.7
2016
2018
2020

Net Income
($ in millions)
$300
$250
$200
$150
$100
$105.6
$170.4
$296.2
2016
2018
2020

Diluted Earnings Per Share
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$1.12
$1.71
$3.13
2016
2018
2020

Markets
Reflecting the geographic reach of our homebuilding business, we have ongoing operations in the eight states and 45 major markets presented below. We also operate in various submarkets within these major markets. We may refer to these markets and submarkets collectively as our “served markets.” For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

Segment	States	Major Market(s)

West Coast	California	Contra Costa County, Elk Grove, Fresno, Los Angeles, Hollister, Madera, Modesto, Oakland, Orange County, Riverside, Sacramento, Salinas, San Bernardino, San Diego, San Francisco, San Jose, Santa Rosa-Petaluma, Stockton, Vallejo, Ventura and Yuba City
	Washington	Olympia and Seattle
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas
Central	Colorado	Denver, Erie, Firestone and Loveland
	Texas	Austin, Dallas, Fort Worth, Houston and San Antonio
Southeast	Florida	Fort Myers, Jacksonville, Lakeland, Melbourne, Orlando, Palm Coast, Sarasota and Tampa
	North Carolina	Charlotte and Raleigh
Segment Operating Information. The following table presents certain operating information for our homebuilding reporting segments for the years ended November 30, 2020, 2019 and 2018 (dollars in millions, except average selling price):

	Years Ended November 30,
	2020	2019	2018
West Coast:
Homes delivered	2,869	3,214	3,152
Percentage of total homes delivered	27%	27%	28%
Average selling price	$609,400	$592,300	$661,500
Homebuilding revenues (a)	$1,748.6	$1,912.2	$2,085.3
Southwest:
Homes delivered	2,385	2,346	2,301
Percentage of total homes delivered	22%	20%	20%
Average selling price	$327,300	$322,000	$307,300
Homebuilding revenues (a)	$796.8	$764.8	$707.1
Central:
Homes delivered	3,932	4,291	4,113
Percentage of total homes delivered	37%	36%	36%
Average selling price	$303,400	$293,500	$297,400
Homebuilding revenues (a)	$1,192.9	$1,267.9	$1,239.3
Southeast:
Homes delivered	1,486	2,020	1,751
Percentage of total homes delivered	14%	17%	16%
Average selling price	$288,600	$293,200	$286,600
Homebuilding revenues (a)	$429.4	$592.8	$502.1
Total:
Homes delivered	10,672	11,871	11,317
Average selling price	$388,900	$380,000	$399,200
Homebuilding revenues (a)	$4,167.7	$4,537.7	$4,533.8
(a)Homebuilding revenues include revenues from housing and, if applicable, land sales.
The above table does not include homes delivered or revenues from unconsolidated joint ventures in which we participate. These unconsolidated joint ventures acquire and develop land in various markets where our homebuilding operations are located and, in some cases, build and deliver homes on the land developed.
Additional financial and operational information related to our homebuilding reporting segments, including revenues, operating income (loss), pretax income (loss), inventories and assets, is provided below under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report.
Business Strategy
Overview. Our core business strategy, which we refer to as KB Edge, is to expand our scale primarily within our current geographic footprint to achieve a top-five position in each of our served markets (based on homes delivered). KB Edge is a systematic, fact-based and process-driven approach to homebuilding that is grounded in gaining a detailed understanding of consumers’ location and product preferences and product price-to-value perceptions. In our business, we use the term “product” to mean and encompass a home’s floor plan design and interior/exterior style, amenities, functions and features.
KB Edge consists of the following key principles with respect to customers, land, products and operations:
•Customers. With our Built-to-Order® homebuying process, we provide each of our homebuyers with a highly personalized experience where they can make a wide range of structural and design choices for their future new home, as discussed further below under “Customer Obsession.” We believe this highly interactive, “customer-first” experience that puts our homebuyers firmly in control of designing the home they want based on how they live and what they value, at an affordable price, gives us a meaningful and distinct competitive advantage over other homebuilders and resale and rental homes.
•Land. We seek to manage our working capital and reduce our operating risks by primarily acquiring entitled land parcels within attractive submarkets identified by our market research activities. We typically focus on metropolitan areas with favorable long-term economic and population growth prospects that we believe have the potential to sustain a minimum of 800 homes delivered per year, and target land parcels that meet our investment return standards. Identified consumer preferences and home sales activity largely direct where our land acquisition teams search for available land. We focus on investments that provide a one- to two-year supply of land or lots per product line, per community, and individual assets that are generally between 50 to 200 lots in size. Our primary focus continues to be our existing geographic footprint, encompassing markets we identified for their long-term economic and demographic growth potential. We leverage the relationships we have with land owners, developers and brokers to find and acquire land parcels, and use our experience in working with municipalities to efficiently obtain development approvals.
•Products. We offer our customers a base product with a standardized set of functions and features that is generally priced to be affordable for those with household incomes near the local area’s median level. With our Built-to-Order approach, our customers have the opportunity to select their lot location within a community, floor plan, elevation and structural options, and to personalize their homes with numerous interior design options and upgrades in our design studios. Our design studios, generally centrally located within our served markets, are a key component of our Built-to-Order process, and the mix of design options and upgrades they offer are primarily based on the preferences identified by our market survey and purchase frequency data, as discussed further below under “Customer Obsession.” We utilize a centralized internal architectural group that designs homes to meet or exceed customers’ price-to-value expectations while being as efficient as possible to construct. To enhance the simplicity and efficiency of our products and processes, our architectural group has developed a core series of high-frequency, flexible floor plans and elevations that we can offer across many of our served markets. Our standardized plans allow us to more effectively shift with local demand and developable land attributes, help us to better understand the cost to build our products and enable us to compare and implement best practices across divisions and communities. We also incorporate energy-efficient features into our product designs to help lower our homebuyers’ total cost of homeownership and reduce our homes’ impact on the environment, as further discussed below under “Sustainability.”
•Operations. In addition to differentiating us from other high-production homebuilders, our Built-to-Order process helps drive low-cost production. We generally commence construction of a home only after we have a signed purchase contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home, and seek to build a backlog of sold homes. By maintaining a substantial backlog, along with centralized scheduling and standardized reporting processes, we have established a disciplined and scalable operational platform that helps us sustain an even-flow production of pre-sold homes. This reduces our inventory risk, promotes construction efficiencies, enhances our relationships with independent subcontractors and other business partners, and provides us with greater visibility and predictability on future deliveries as we grow.
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
An underlying tenet of our business approach is to continue to improve our asset efficiency by, among other things:
•Calibrating home sales rates and selling prices at each of our communities to enhance profitability;
•Further controlling our direct construction costs within our communities;
•Accelerating inventory turns;
•Structuring land acquisitions to minimize upfront costs where possible, as further discussed below under “Community Development and Land Inventory Management”;
•Reactivating communities that have been held for future development; and
•Deploying excess cash flow from operations to help fuel additional revenue growth and/or reduce debt.

The anticipated associated revenue and pretax income growth from this strategic approach should help drive the utilization of our deferred tax assets and allow us to realize substantial tax cash savings that can be productively deployed in our business and/or to enhance our capital structure.
Customer Obsession. Based on more than 60 years of experience, we believe the best homes start with the people who live in them. Our customer-centric approach comes from a deep-rooted operational philosophy and company culture animated by a paramount objective: to be the most customer-obsessed homebuilder in the world. Driven by this ambitious guidepost, our team seeks to provide a compelling, simple and personalized homebuying process distinguished by phenomenal customer service. We want our customers to know they have a real partner when buying a home with us, and to feel that once their home is built, they can see themselves in their new home. Our team members, supported through our training and development programs, are encouraged to make decisions intended to produce the best results for our customers and our organization. Our customer obsession mindset is built around the following key principles:
•Find out what customers want and offer them choice to attain it. Design plays an important role in the homes we build for our customers. We ascertain homebuyer product design and location preferences through surveys we conduct of recent buyers of both new and resale homes across our served markets. We also obtain data from our own homebuyers’ selections and post-sale feedback. We use this information on what matters most to homebuyers when making purchase and trade-off decisions to develop and refine our products, as well as our land acquisition targets.
We also cultivate and leverage close supplier and business partner relationships to integrate into or offer with our products architectural elements (such as flex spaces that can serve multiple purposes, quiet zones or home offices), building materials, construction techniques, and structural and non-structural systems, components and devices that are aligned with the preferences identified in our surveys and other data sources, including with the design options and upgrades we offer. With our focus on affordability, we seek out innovative techniques, materials and items to help meet homebuyers’ priorities at attainable price points.
From our synthesis of the foregoing consumer research and related activities, we give our homebuyers a wide array of choice to craft the new home that fits their particular lifestyle and priorities, including their homesite, floor plan, elevation and structural options. Our homebuyers can visit our KB Home Design Studios, where they get both advice and the opportunity to select from a broad range of included features, design upgrades and options that will help personalize their home.
•Create collaborative customer relationships. In our view, we are not just selling a house. We are in the business of delivering an exceptional, personalized experience that enables our customers to achieve perhaps the most meaningful purchase they will ever make and an important landmark in their life’s journey — their own home. From this perspective, we strive to form close relationships with our homebuyers. We endeavor to learn key details about what they want, their top priorities today and where they see themselves in the future, so we can co-create a home for their day-to-day lives. We support each person or family, whether it is their first time or they have already been homeowners, with a dedicated community team of construction supervisors, sales representatives, design consultants and other personnel. This team is available to guide each homebuyer through each major step of the design, construction and closing of their KB home and aims to make the process as easy and straightforward as possible.
•Continue to listen to customers after the sale is done. To help learn and improve our customer experience, we schedule follow up visits with our customers 30 days after they move in, as well as three, six, 10 and 18 months later, to hear about their experience in their new home and to address any concerns they may have, including warranty claims. Information about our KB Home 10-year Limited Warranty program is provided in Note 17 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report.
We believe our approach differentiates us in the homebuilding industry and, along with our company culture that sustains it, enhances customer satisfaction. We are proud of the high levels of satisfaction our homebuyers have reported to us and on outside surveys. In 2020, even with the challenges we faced associated with the outbreak of the 2019 coronavirus disease (“COVID-19”), we achieved the top rank for customer satisfaction among homebuilders in third-party surveys, which we believe reflects the effective dedication we have to our homebuyers.
Promotional Marketing Strategy. To emphasize the distinct combination of innovative designs, personalization, affordability and partnership we offer to our homebuyers and the importance we place on customer satisfaction, we have centered our external brand identity and messaging around Built on Relationships®. Built on Relationships also encapsulates the importance of customer, as discussed above, and other key relationships – with suppliers, trade contractors, land sellers and municipalities – to the success of our business. The key components we highlight as part of our brand identity include:

•Offering Innovative Designs. We believe we offer our homebuyers product designs that distinctively blend consumer-preferred elements, such as open floor plans, flexible living spaces and extra storage, as discussed above under “Customer Obsession;” quality construction standards; and superior energy efficiency, compared to other new homes and resale homes with which we compete.
•A Personalized Home. We give our homebuyers considerable ability to personalize their new home from floor plans to design features to where they live in the community. At our KB Home Design Studio, our homebuyers are able to get both advice and the opportunity to select from a broad range of included features, design upgrades and options that will help personalize their home.
•Affordable Today and a Lower Cost of Homeownership Tomorrow. We offer a variety of homes generally priced to be affordable for those with household incomes near the local area’s median level. Our ENERGY STAR® certified homes can provide long-term significant savings on utility bills compared to typical resale homes and to competitive new homes that are not ENERGY STAR certified.
•A Partner Every Step of the Way. Our dedicated team of sales counselors, design studio consultants, construction superintendents and customer service representatives, as well as KBHS loan officers, work closely with our homebuyers throughout the homebuying process.
We typically sell our homes through our commissioned sales associate employees from sales offices located in or adjacent to furnished model homes in each community. With the outbreak of COVID-19 and the related responses by public health and governmental authorities to contain and combat its outbreak and spread (“COVID-19 control responses”), we adapted and progressively enhanced our electronic sales capabilities during 2020 to give our customers a variety of convenient ways to shop for and purchase a new KB home, including, among other things:
•Offering virtual home tours for prospective homebuyers;
•Providing access to interactive floor plans available at their desired community;
•Enabling live chats with sales counselors;
•Conducting virtual appointments and tours of the design studios with our studio professionals;
•Continuing to have KBHS qualify homebuyers for mortgages who may be or are purchasing a home, and utilizing online tools and/or contactless methods to serve homebuyers where possible;
•Organizing virtual events with the broker community to introduce new communities;
•Presenting homebuyers with the ability to virtually see and walk through their home at various points during its construction and prior to closing; and/or
•Arranging virtual or drive-through closings, where permitted.
In addition, as part of our commitment to sustainability, which is discussed further below, and providing our customers a simple path to homeownership, we continue to work towards the goal of paperless homebuying. Over the past few years, we have eliminated a significant amount of paper from our home purchase contract by reducing the number of forms required to complete the process and digitizing as many of the remaining forms as possible. We plan to make additional investments in our digital sales and marketing tools in 2021.
To the extent permitted in 2020, our communities have been open to walk-in traffic, following appropriate safety protocols and applicable public health guidelines.
We market our homes to prospective homebuyers and real estate brokers through a variety of media, and use data analytics to target our advertising and measure its effectiveness and efficiency in terms of generating leads and net orders. In recent years and in response to the growing number of millennial and Generation Z homebuyers, we have increased our emphasis on digital marketing, through search engine marketing, interactive Internet-based applications, email, social media outlets, our website and other evolving communication technologies. We also use print media, billboards, radio, magazine and newspaper advertising in our served markets, as necessary.
Homebuyer Profile. We focus on bracketing within a range around the median household income in a submarket in order to position our product and pricing to be attainable for the largest demand segments of that submarket. Across our portfolio, we offer an array of products, from smaller, higher density homes, with average selling prices typically suited for first-time homebuyers, to larger homes in premium locations with additional amenities, with higher average selling prices that generally attract a first or second move-up homebuyer. We also offer a variety of single-story floorplans that typically appeal to an active adult homebuyer age 55 and over, as well as multi-story floorplans that attract a wide range of homebuyers. For more than a decade, approximately 75% of our annual deliveries have been to first-time and first move-up homebuyers; in 2020, it was 78% of our deliveries, as shown in the following chart:
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
Community Development and Land Inventory Management
Developable land for the production of homes is a core resource for our business. Based on our current strategic plans, we seek to own or control land sufficient to meet our forecasted production goals for the next three to five years. In 2021, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment return standards. However, we may periodically sell certain land interests or monetize land previously held for future development.
Our community development process generally consists of four phases: land acquisition, land development into finished lots for a community (if necessary), home construction and delivery of completed homes to homebuyers. Historically, our community development process has typically ranged from 12 to 18 months in our West Coast homebuilding reporting segment, with a somewhat shorter duration in our other homebuilding reporting segments. The development process in our West Coast homebuilding reporting segment is typically longer than in our other segments due to the municipal and regulatory requirements that are generally more stringent in California. Our community development process varies based on, among other things, the extent and speed of required government approvals and utility service activations, the overall size of a particular community, the scope of necessary site preparation activities, the type of product(s) that will be offered, weather conditions, time of year, promotional marketing results, the availability of construction resources, consumer demand, local and general economic and housing market conditions, and other factors.
Although they vary significantly in size and complexity, our single-family residential home communities typically consist of 50 to 200 lots per product line, with lots ranging in size from 1,900 to 9,000 square feet. In our communities, we typically offer three to 15 home design choices. We also generally build one to three model homes at each community so that prospective homebuyers can preview the various products available. Depending on the community, we may offer premium lots containing more square footage, better views and/or location benefits. Some of our communities consist of multiple-story structures that encompass several attached condominium-style units.
Land Acquisition and Land Development. We continuously evaluate land acquisition opportunities against our investment return standards, while balancing competing needs for financial strength, liquidity and land inventory for future growth. When we acquire land, we generally focus on parcels with lots that are entitled for residential construction and are either physically developed to start home construction (referred to as “finished lots”) or partially finished. However, depending on market conditions and available opportunities, we may acquire undeveloped and/or unentitled land. We may also invest in land that requires us to repurpose and re-entitle the property for residential use, such as urban in-fill developments. We expect that the overall balance of undeveloped, unentitled, entitled, partially finished and finished lots in our inventory will vary over time, and in implementing our strategic growth initiatives, we may acquire a greater proportion of undeveloped or unentitled land in the future if and as the availability of reasonably priced land with finished or partially finished lots diminishes.
We generally structure our land acquisition and land development activities to minimize, or defer the timing of, expenditures in order to reduce both the market risks associated with holding land and our working capital and financial commitments, including interest and other carrying costs. We typically use contracts that, in exchange for a small initial option payment or earnest money deposit, give us an option or similar right to acquire land at a future date, usually at a pre-determined price and pending our satisfaction with the feasibility of developing and selling homes on the land and/or an underlying land seller’s completion of certain obligations, such as securing entitlements, developing infrastructure or finishing lots. We refer to land subject to such option or similar contractual rights as being “controlled.” Our decision to exercise a particular land option or similar right is based on the results of our due diligence and continued market viability analysis after entering into such a contract. Information related to our land option contracts and other similar contracts is provided in Note 7 – Inventory Impairments and Land Option Contract Abandonments and Note 8 – Variable Interest Entities (“VIEs”) in the Notes to Consolidated Financial Statements in this report.
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2020 and 2019:

	Homes Under Construction		Land Under Development		Land Under Option (a)		Total Land Owned or Under Option
	2020	2019	2020	2019	2020	2019	2020	2019
West Coast	2,128	1,615	8,467	7,889	6,395	5,682	16,990	15,186
Southwest	1,265	1,186	6,975	6,039	4,050	3,966	12,290	11,191
Central	2,363	2,058	11,947	12,738	9,389	11,075	23,699	25,871
Southeast	976	788	5,926	5,726	7,157	6,148	14,059	12,662
Total	6,732	5,647	33,315	32,392	26,991	26,871	67,038	64,910
(a)Land under option as of November 30, 2020 and 2019 includes 10,254 and 9,212 lots, respectively, under land option contracts or other similar contracts where the associated deposits were refundable at our discretion.
The following charts present the percentage of inventory lots we owned or had under land option contracts or other similar contracts by homebuilding reporting segment and the percentage of total lots we owned and had under option as of November 30, 2020:

Home Construction and Deliveries. Following the acquisition of land and, if necessary, the development of the land into finished lots, we typically begin constructing model homes and marketing homes for sale. To minimize the costs and risks of unsold homes in production, we generally commence construction of a home only after we have a signed purchase contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home. Other than model homes, our inventories typically do not consist of a significant number of completed unsold homes. However, cancellations of home purchase contracts prior to the delivery of the underlying homes, the construction of attached products with some unsold units, or specific marketing or other strategic considerations will result in our having some unsold completed or partially completed homes in our inventory. Our cycle time from home sale to delivery is typically six to seven months.
We act as the general contractor for the majority of our communities, and engage outside general contractors in all other instances. We, or the outside general contractors we engage, contract with a variety of independent subcontractors, who are typically locally based, to perform all land development and home construction work through their own employees or subcontractors. We do not self-perform any land development or home construction work. These independent subcontractors also supply some of the building materials required for such production activities. Our contracts with these independent subcontractors require that they comply with all laws applicable to their work, including wage and safety laws, meet performance standards, follow local building codes and permits, and abide by our Ethics Policy referenced under Item 10 – Directors, Executive Officers and Corporate Governance in this report.
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
Backlog
Our “backlog” consists of homes that are under a purchase contract but have not yet been delivered to a homebuyer. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes delivered during the current period. Our backlog at any given time will be affected by cancellations, homes delivered and our community count. Backlog value represents potential future housing revenues from homes in backlog. Our cancellation rates and the factors affecting such rates are further discussed below under both Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

The following charts present our ending backlog (number of homes and value) by homebuilding reporting segment as of November 30, 2019 and 2020:

Ending Backlog - Homes
West Coast
Southwest
Central
Southeast
8,000
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
5,078
809
1,988
1,238
1,043
7,810
1,228
3,037
1,521
2,024
2019
2020

Ending Backlog - Value
($ in millions)

$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$1,813.7
$234.9
$590.9
$389.6
$598.3
$2,962.4
$353.3
$932.8
$523.7
$1,152.6
2019
2020

Human Capital Resources
At December 31, 2020 and 2019, we had approximately 1,776 and 2,140 full-time employees, respectively. None of our employees are represented by a collective bargaining agreement.
To help drive consistent execution of our business strategy, including our customer obsession philosophy, and support their development, we provide training opportunities to our employees that align with their responsibilities over the arc of their career with us. We maintain a dedicated Internet-based learning platform with a broad portfolio of written, audio-visual and interactive enterprise-wide and discipline-specific policy and training materials. This platform includes a library of nearly 300 self-directed courses and virtual, instructor-led programs for employees at all levels of our organization. New employee orientations, functional role training and ethics training and certification, which is required annually for all employees, take place on this platform. During 2020, our team members completed more than 17,000 courses in total, an average of more than eight courses per employee. Included in this total were numerous courses and certifications associated with pandemic-related challenges such as virtual selling processes and protocols for safe business operations. Managers and supervisors are provided training to help their reports progress in their professional development.
We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity, provides equal opportunities for the professional growth of the diverse individuals who join us, and advancement based on merit. At December 31, 2020, females constituted approximately 42% of our workforce and 33% of our managerial employees. Also at December 31, 2020, ethnic and racial minorities constituted approximately 33% of our workforce and 21% of our managerial employees. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.
In order to achieve our strategic goals, it is essential for us to attract, promote and retain qualified personnel, particularly the leaders who manage our autonomous, local divisions in our served markets and are responsible for partnering with all constituents. Our top division and regional leaders average nearly 11 years of tenure with us, and the local leaders responsible for land acquisition, entitlement, and development average approximately 10 years with us. In addition, our named executive officers who are responsible for setting our overall strategy average approximately 16 years with us and average more than two decades in homebuilding.

To attract and retain top talent in our highly competitive industry, we have designed our compensation and benefits programs to provide a balanced and effective reward structure. Our short- and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. Our employees are eligible for medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, various wellness programs and tuition reimbursement, along with an array of voluntary benefits designed to meet individual needs. We engage nationally recognized outside compensation and benefits consulting firms to objectively evaluate our programs and benchmark them against peers and other similarly situated organizations.
To recognize and promote outstanding employees, we conduct a comprehensive talent and succession planning review process on an annual basis, focused on identifying top-performing, high-potential, and diverse team members for advancement to key field and corporate leadership roles. This review process is overseen by the management development and compensation committee of our board of directors, which also guides updates and refinements to our human capital growth strategies.
During 2020, to address the safety and health of our workforce due to the COVID-19 pandemic, we implemented the following, among other steps:
•Temporarily closing our offices and establishing new safety protocols and procedures;
•Maintaining regular communication regarding the impacts of the pandemic on our team members and operations;
•Developing and distributing a playbook to guide the safe return to offices, communities, and work sites;
•Providing paid time-off for those directly impacted by COVID-19, and instructing those who are infected to stay home;
•Increasing cleaning protocols across all locations;
•Establishing physical distancing procedures, modifying workspaces, and providing personal protective equipment and cleaning supplies for employees who need to be onsite; and
•Creating and refining protocols to address actual and suspected COVID-19 cases and potential exposure of our team members, customers, and trade partners.
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
In markets experiencing extensive construction activity, including areas recovering from earthquakes, wildfires, hurricanes, flooding or other natural disasters, there can be severe craft and skilled trade shortages that limit independent subcontractors’ ability to supply construction services to us, which in turn tends to drive up our costs and/or extend our production schedules. Elevated construction activity, and reallocations of staff for public safety priorities after natural disasters or otherwise, has also contributed to measurable increases in the amount of time needed to obtain governmental approvals or utility service activations and, combined with tariffs imposed or increased by the U.S. and other governments, the cost of certain raw building materials, such as steel, Canadian lumber, drywall and concrete, or finished products. In 2020, we experienced building material cost pressures, particularly for lumber, and production capacity issues with some of our main product suppliers, reflecting increases in homebuilding and renovation activity and supply chain constraints over the course of the year largely associated with COVID-19 control responses. Since 2013, we also have seen higher prices for desirable land amid heightened competition with homebuilders and other developers and investors (both domestic and international), particularly in the land-constrained areas where we operate. We expect these upward cost trends to continue in 2021, if and as housing market activity grows and there is greater competition for these resources.

Seasonality. Our performance is affected by seasonal demand trends for housing. Traditionally, there has been more consumer demand for home purchases and we tend to generate more net orders in the spring and early summer months (corresponding to most of our second quarter and part of our third quarter) than at other times of the year. This “selling season” demand results in our typically delivering more homes and generating higher revenues from late summer through the fall months (corresponding to part of our third quarter and all of our fourth quarter). However, as illustrated in the table below, the outbreak of COVID-19 and the related COVID-19 control responses beginning in mid-March disrupted our usual seasonal patterns in 2020, with our second quarter net order activity measurably constrained followed by a significant rebound in our third and fourth quarters, resulting in a higher percentage of net orders in those quarters, compared to corresponding quarters in previous years. The pattern of our homes delivered and housing revenues in 2020 was affected by the above-mentioned impact on our net orders in the second quarter as well as a slowdown in our housing starts in that quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Orders
2020	26%	13%	32%	29%
2019	21%	32%	26%	21%
2018	25%	32%	25%	18%

Homes Delivered
2020	26%	23%	24%	27%
2019	18%	23%	26%	33%
2018	20%	24%	26%	30%

Housing Revenues
2020	26%	22%	23%	29%
2019	18%	23%	25%	34%
2018	19%	24%	27%	30%

Delivery Mix and Other Factors. In addition to the overall volume of homes we sell and deliver, our results in a given period are significantly affected by the geographic mix of markets and submarkets in which we operate; the number and characteristics of the communities we have open for sales in those markets and submarkets; and the products we sell from those communities during the period. While there are some similarities, there are differences within and between our served markets in terms of the number, size and nature of the communities we operate and the products we offer to consumers. These differences reflect, among other things, local homebuyer preferences; household demographics (e.g., large families or working professionals; income levels); geographic context (e.g., urban or suburban; availability of reasonably priced finished lots; development constraints; residential density); and the shifts that can occur in these factors over time. These factors in each of our served markets will affect the costs we incur and the time it takes to locate, acquire rights to and develop land, open communities for sales, and market and build homes; the size of our homes; our selling prices (including the contribution from homebuyers’ purchases of design options and upgrades); the pace at which we sell and deliver homes and close out communities; and our housing gross profits and housing gross profit margins. Therefore, our results in any given period will fluctuate compared to other periods based on the proportion of homes delivered from areas with higher or lower selling prices and on the corresponding land and overhead costs incurred to generate those deliveries, as well as from our overall community count.
Sustainability
We have made a dedicated effort to further differentiate ourselves from other homebuilders and resale homes through our ongoing commitment to become a leading national company in sustainability. We seek out innovative technologies and systems to further improve the energy and water efficiency of our homes. We also engage in campaigns and other educational efforts, sometimes together with other companies, organizations and groups, to increase consumer awareness of the importance and impact of sustainability in selecting a home and the products within a home. Under our commitment to sustainability, we, among other things:

•Build energy- and water-efficient new homes to achieve a 20% improvement on average compared to homes built to code and even more compared to resale homes. We also seek to contribute to the reduction of greenhouse gas emissions over the long term. Overall, we have built nearly 150,000 ENERGY STAR certified new homes since 2000, more than any other homebuilder. These ENERGY STAR certified homes are estimated to have cumulatively saved our homeowners approximately $780 million in utility bills and reduced carbon emissions by approximately 5 billion pounds;
•Provide a KB Home Energy Savings Comparison™, or ESC, that gives home shoppers an estimate of both monthly energy costs and monthly savings of our homes over a typical resale home;
•Include in our product offerings advanced home automation technologies, components (e.g., smart appliances and smart power lighting) and systems that can increase convenience for our homebuyers;
•Built more than 16,000 WaterSense® labeled and WaterSmart homes;
•Installed 700,000 WaterSense labeled fixtures, saving homeowners roughly 1.5 billion gallons of water each year; and
•Delivered more than 11,000 homes with solar-paneled power systems, producing an estimated total of 428 million kilowatt hours of electrical power and reducing carbon dioxide emissions by approximately 668 million pounds.
We have been building homes with solar-paneled power systems for nearly 15 years. We were one of the first national homebuilders to offer solar to new-home buyers. In 2011, we introduced our first all-solar community in California. In June 2020, we were the first national homebuilder to offer a complete roof-integrated solar-paneled system. Our solar-paneled systems can be financed with the home purchase or leased from a third-party provider.
For several years, we have been recognized by the U.S. Environmental Protection Agency for our sustainability achievements, and have earned awards under all of the agency’s programs aimed at homebuilders: ENERGY STAR, which sets energy efficiency standards; WaterSense, which establishes water efficiency standards; and Indoor airPLUS®, which focuses on indoor air quality. In 2020, we received the ENERGY STAR Partner of the Year — Sustained Excellence Award for the 10th consecutive year, and the WaterSense Sustained Excellence Award for water efficiency for the sixth consecutive year. We strive to utilize the latest building science and upgraded air filtration systems in the homes we deliver, making the impact of indoor environments on one’s health a key area of our sustainable building commitment.
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
Government Regulations and Environmental Matters
Our operations are subject to myriad legal and regulatory requirements concerning land development (including governmental permits, taxes, assessments and fees), the homebuilding process, employment conditions and worksite health and safety. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways that delay or prohibit project development or home sales, and/or make these activities more costly. The costs to comply, or associated with any noncompliance, are, or can be, significant and variable from period to period.
Under applicable environmental laws (including those aimed at protecting against climate change impacts), we may be responsible for, among other things, removing or remediating hazardous or toxic substances even where we were not aware of their presence or on land we previously owned. In addition to incurring clean-up costs, the presence of harmful substances on or near our properties may prevent us from performing land development or selling homes. Also, we are subject to federal, state and local rules that can require us to undertake extensive measures to prevent or minimize discharges of stormwater and other materials from our communities, and to protect wetlands and other designated areas.
As part of our due diligence process for land acquisitions, we often use third-party environmental consultants to investigate potential environmental risks, and we require disclosures, representations and warranties from land sellers regarding environmental risks. We also take steps prior to our acquisition of the land to gain reasonable assurance as to the precise scope of any remediation work required and the costs associated with removal, site restoration and/or monitoring. To the extent contamination or other environmental issues have occurred in the past, we will attempt to recover restoration costs from third parties, such as the generators of hazardous waste, land sellers or others in the prior chain of title and/or their insurers.

However, despite these efforts, there can be no assurance that we will avoid material liabilities relating to the existence or removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned or controlled by us, and no estimate of any potential liabilities can be made.
Available Information
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
Item 1A.RISK FACTORS
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
Consumer Demand Risks. The following could negatively affect consumer demand for our products, thereby unfavorably impacting our net orders, homes delivered, average selling prices, revenues and/or profitability:
•Soft or negative economic or housing market conditions. Adverse conditions in our served markets or nationally could be caused or worsened by factors outside of our control, including, for example, due to the imposition and/or continuation of federal, state and/or local orders (e.g., quarantines, “stay-at-home” and similar mandates) for individuals to substantially restrict daily activities and for businesses to significantly curtail or cease normal operations to address COVID-19 or other disease outbreaks or civil unrest, or a federal government shutdown or failure to approve additional COVID-19-related relief or stimulus measures, and financial markets’ and businesses’ reactions thereto. Among other impacts, a severe economic contraction may also trigger a rise in home purchase cancellations, as we experienced in our 2020 second quarter when we undertook proactive efforts to assure a backlog of qualified homebuyers amid the COVID-19 pandemic-induced economic downturn.
•Reduced employment levels and job and wage growth. While employment levels have improved since the 2020 second quarter, these trends may weaken or reverse in 2021, particularly if there are sustained COVID-19 outbreaks. If they do, our core first-time and first move-up homebuyer segments could be particularly affected, impacting us more severely than homebuilders that target a different buyer demographic.
•Lower population growth, household formations or other unfavorable demographic changes. These may be driven by, among other things, birth rate changes, economic factors or U.S. immigration policies.
•Diminished consumer confidence, whether generally or as to purchasing a home. Consumers may be reluctant to purchase a home compared to housing alternatives (such as renting apartments or homes, or remaining in their existing home) due to location or lifestyle preferences, affordability perceptions (particularly in markets experiencing rapid home price appreciation), employment instability or otherwise. Consumers may also decide not to search for a new home when there are significant public health risks in doing so in their area, which we saw across our served markets in the 2020 second quarter with the outbreak of COVID-19.

•Rising home selling prices. Steady demand for housing since 2013 combined with declining home inventories, in part reflecting a low supply of new homes compared to historical levels, has helped drive above-average home price appreciation across most markets for the past several years. If home selling prices, including our homes’ selling prices, increase at a faster rate than consumer incomes, consumers, including and perhaps particularly those in our core first-time and first move-up homebuyer segments, may not be able to afford to purchase a home, including our homes.
•Tightened availability or affordability of mortgage loans and homeowner insurance coverage. Most of our buyers need a mortgage loan to purchase their home. Their ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the Federal Housing Administration, the Veterans Administration, Federal National Mortgage Association (also known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (also known as Freddie Mac). If mortgage interest rates increase, credit standards are tightened, appraisals for our homes are lowered, or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing.
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
•Poor lender performance. We depend on third-party lenders, including our KBHS partner Stearns, to provide mortgage loans to our homebuyers, unlike homebuilders with a wholly-owned mortgage lender. These lenders may be unable or unwilling to complete, timely or at all, the loan originations they start for our homebuyers. Poorly performing lenders can significantly delay home closings, disrupting our production schedules and delivery forecasts, or cause home purchase contract cancellations. If KBHS performs poorly and our customers use another lender, the income from and value of our KBHS equity interest would decline.
On January 5, 2021, Guaranteed Rate, Inc. (“Guaranteed Rate”) announced that it had reached an agreement to acquire Stearns’ parent company and expected to close the transaction in the first calendar quarter of 2021. While the announcement indicated that Guaranteed Rate plans to use the acquisition to further scale its joint venture platform, we can offer no assurance that KBHS’ operations will continue in their current form, or at all, after Guaranteed Rate closes its acquisition of Stearns. Even if KBHS’ operations are maintained, its performance may be negatively affected by acquisition or post-acquisition integration activities and/or related management or other personnel changes, which, in turn, could result in one or more of the impacts described in the foregoing paragraph.
•Adverse tax law changes. If federal or state laws are changed to eliminate or reduce the income tax benefits associated with homeownership, such as personal tax deductions for mortgage loan interest costs and real estate taxes, the after-tax cost of homeownership could measurably increase and diminish consumer interest in buying a home, as could increases in personal income tax rates, which the incoming presidential administration may consider.
•Competition. We face significant competition for customers from other homebuilders, sellers of resale homes and other housing industry participants, including rental-housing operators. This competitive environment may, among other things, cause us to lower our home selling prices or offer incentives to attract or retain buyers.
•Seasonality. As discussed under Item 1 – Business in this report, we historically have experienced fluctuations in our quarterly operating results with measurably more homes delivered and revenues generated in our third and fourth fiscal quarters. However, as was the case in 2020, this pattern may not continue in the future at all or to the same degree as in the past.
Supply Risks. The following could negatively affect our ability to increase our owned and controlled lot inventory, community count, operational scale and market share, and to grow our business, if at all:
•Lack of available land. Securing sufficient developable land that meets our investment return standards is critical for us to meet our strategic goals and profitably expand our business’ scale. Land availability depends on several factors, including geographical/topographical/governmental constraints, sellers’ business relationships and reputation within the residential real estate community, and competition from other parties, some of which can bid more for land. We expect to continue to face fierce competition for desirable land in our served markets in 2021, pressuring its availability and increasing its cost.
•Insufficient financial resources. Our business needs considerable cash to, among other things, acquire and develop land, build homes and provide customer service. We expect to meet our needs with existing cash, future operational cash flow, our unsecured revolving credit facility with various banks (“Credit Facility”) and unsecured letter of credit facility with certain financial institutions (“LOC Facility”), or outside sources, including loans that are specifically obtained for, or secured by, particular communities or other inventory assets, which we refer to as project financing. However, outside financing may be unavailable, costly and/or considerably dilute stockholders. For instance:
◦Tight capital or financial market conditions may hinder our ability to obtain external financing, or use or expand our Credit Facility and LOC Facility, on favorable terms or at all. Also, if a rating agency downgrades our credit rating or outlook, external financing may be difficult and costly for us to obtain.
◦Noncompliance with our Credit Facility and senior notes’ covenants may restrict our ability to borrow; accelerate repayment of our debt, which may not be feasible for us; or cause our lenders to impose significant fees or cease lending to us.
◦As described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report, if a change of control or fundamental change occurs before our senior notes mature, we may need to offer to purchase certain of them. This may require us to refinance or restructure our debt, which we may be unable to do at all or on favorable terms.
◦Our debt and debt-to-capital levels could require us to dedicate substantial cash flow to debt service; inhibit our ability to respond to business changes or adjust our debt maturity schedule; curb execution on our current strategies; and/or make us more vulnerable in a downturn than our less-leveraged competitors. Our next senior note maturity is our $450.0 million in aggregate principal amount of 7.00% senior notes due December 15, 2021 (“7.00% Senior Notes due 2021”).
•Decreased land inventory value. Our land inventory’s value depends on market conditions, including our estimates of applicable future demand and revenue generation. If conditions deteriorate during the typically significant amount of time between our acquiring ownership/control of land and delivering homes on that land; if we cannot sell land held for sale at its estimated fair value; or if we make strategic changes, we may need to record inventory-related charges. We may also record charges if we decide to sell land at a loss or activate or sell land held for future development.
In addition, our business could be negatively affected if our net orders, homes delivered or backlog-to-homes delivered conversion rate fall; if often-volatile building materials prices or subcontractor rates increase, which has been the trend over the past few years and was particularly the case with lumber in 2020; or if our community openings are delayed due to, among other things, prolonged development, our strategic adjustments, or protracted government approvals or utility service activations from staff or resource cuts or reallocations for public safety priorities (e.g., earthquakes, wildfires, flooding, hurricanes or other natural disasters).
•Trade disputes and defective materials. The federal government has imposed new or increased import tariffs, and other countries have implemented retaliatory measures, raising the cost and reducing the supply of several home construction items. In addition, shortages or rising prices of building materials may ensue from manufacturing defects, resulting in recalls of materials. If such disputes continue or recalls occur, our costs and supply chain disruptions could increase further.
•Poor subcontractor availability and performance. Independent subcontractors perform essentially all of our land development and home construction work. Though we schedule and oversee such activities at our community sites, we have no control over our subcontractors’ availability or work methods. If qualified subcontractors are not available (due to general shortages in a tight labor market, competition from other builders or otherwise), or do not timely perform, we may incur production delays and other inefficiencies, or higher costs for substitute services. Also, if our subcontractors’ work or materials quality does not meet our standards, we could face more home warranty and construction defect claims, and they or their insurers may not be able to cover the associated repair costs.
•Responsibility for duties owed to subcontractors’ employees. Governmental agencies have at times sought to hold contractors like us responsible for subcontractors’ employment-related obligations to their workforces. For instance, under California law, regulators or others could assert that we are responsible for wages and benefits that our subcontractors fail to pay to their employees, or, in certain circumstances, it could be alleged that employees of our subcontractors should be deemed to be our employees. Further efforts to impose such external labor-related obligations on us could create substantial exposure for us in situations beyond our control.
Strategy Risks. Our strategies, and any related initiatives or actions, and any changes thereto, may not be successful in achieving our goals or generate any growth, earnings or returns, particularly in a highly volatile business environment precipitated by a health or economic crisis, akin to our experience in the 2020 second quarter with the outbreak of COVID-19, or by social instability or distress, such as the civil unrest that arose at the end of May 2020 related to efforts to institute law enforcement and other social and political reforms. We may not achieve positive operational or financial results, or results equal to or better than we did in any prior period or in comparison to other homebuilders. We may also incur higher costs to build our homes than other homebuilders due to our commitment to sustainability, as discussed above under “Sustainability.” Among other strategic risks, our business is presently concentrated in California, Florida, Nevada and Texas. Poor conditions in any of those markets could have a measurable negative impact on our results, and the impact could be larger for us than for other less-concentrated homebuilders. In addition, we may not be successful in generating positive results from our recent expansion into the Seattle, Washington market, our re-entry into the Charlotte, North Carolina market, or if we choose to enter into any other new markets, based on our relative inexperience with the local homebuilding and economic environment and the need to make a significant investment to achieve effective scale and profitable returns, which we may not be able to accomplish.
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
Also, California’s highly regulated and litigious business environment has made the state an increasingly challenging and uncertain place for us to operate. This includes implementing regulations under the state’s Global Warming Solutions Act of 2006 (AB32) intended to lower greenhouse gas emissions. For instance, we have and will continue to incur higher construction costs because of a state law requirement that effectively requires that all new homes permitted to build in 2020 and beyond have solar power systems, and we may be unable to offset (through customer leases) or cover such costs through selling price increases due to competition and consumer affordability concerns. In addition, California and certain of its local governments are considering or have implemented restrictions on or disincentives with respect to the creation or size of new suburban and exurban residential communities generally in favor of higher-density, urban developments that can be attractive to some buyers, but in many cases are on smaller parcels with higher building costs and more complicated entitlement requirements and may be subject to affordable housing mandates, prevailing wage requirements, greater local opposition and/or additional site remediation work. State and local municipalities have also considered banning natural gas use in new homes, among other possible steps, as part of their approaches to reduce greenhouse gases. Depending on their scope, these efforts could significantly increase our land acquisition and development costs and, along with increasing competition from other homebuilders and investors for available developable land, limit our California operations’ growth, while making new homes less affordable to potential buyers in the state. Partially offsetting these trends, California’s governor and certain legislators have taken positions to promote new housing construction, including the adoption of the Housing Crisis Act of 2019 (SB 330) intended to expedite the approval process for housing development in order to address the housing shortage in California.
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
Deferred Tax Asset Recovery and Tax Position Risks. Our realization of our deferred tax assets depends on our generating sufficient future taxable income, which may not occur. Also, our deferred tax assets’ value can increase or decrease with: (a) changes in the federal corporate income tax rate; (b) our undergoing a “change of ownership” under federal tax rules, which would significantly reduce and possibly eliminate their value; and (c) adjustments in statutory or taxing authority treatment of such assets. We have filed our tax returns based on certain positions we believe are appropriate, and we may owe additional taxes if taxing authorities disagree with those positions.

Human Capital Risks. Our directors, officers and employees are important resources. If we cannot attract, retain and develop talent at reasonable pay and benefits levels or, alternatively, if we need to implement personnel or compensation reductions, our performance, profitability and ability to achieve our strategic goals could be significantly impaired. In addition, in many of our served markets, we need to have personnel with certain professional licenses, including building contractor and real estate brokerage licenses. Our home selling and construction activities may be severely disrupted or delayed if we do not have sufficient licensed individuals in our workforce.
Information Technology and Information Security Risks. We use information technology (“IT”) resources to carry out important operational activities and maintain our business records. Third parties maintain many of our IT resources, including disaster recovery and business continuity services, under agreements with evolving security and service level standards.
Our systems have faced a variety of phishing, denial-of-service and other attacks. We have administrative, physical and technical controls and processes in place to address and mitigate cybersecurity risks and help protect our IT resources, including employee education and training, as well as third-party assessments. We also rely on our service providers, Stearns and other mortgage lenders with whom we share some personal identifying and confidential information to secure our information and the homebuyer information they collect from us. Our IT security costs, including cybersecurity insurance, are significant and will likely rise in tandem with the sophistication and frequency of system attacks.
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
For example, in December 2020, we were notified by SolarWinds Worldwide, LLC, which provides us with network management software, that a recent update to one of its products contained data collection malware that had also been distributed to thousands of its other clients, including federal, state and local government agencies, educational institutions and several private companies and governments around the world. We promptly removed and replaced the affected software product and have not identified any instance of internal data being communicated outside of our organization through the malware, or any other compromise of our IT systems. We are continuing to work with our cybersecurity vendors to monitor any impact or activity related to the malware and are tracking governmental notifications and directives as they are issued. While we believe we were not negatively affected by the malware, we have invested additional management time and resources in response to this outside vendor incident.
We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning system designed to improve the efficiency of our internal operational and administrative activities. There are inherent risks in undertaking this type of broad-based IT project and we have experienced complications and delays during the implementation process. We expect these will continue as we progress and expand the scope of the system in 2021 and that we will incur appreciable additional costs in doing so. In addition, the testing and use of the new system during this rollout could increase our exposure to the security risks and consequences discussed in the foregoing paragraph.
Legal and Compliance Risks. As discussed under Item 1 – Business, our operations are subject to myriad legal and regulatory requirements, which can delay our operational activities, raise our costs and/or prohibit or restrict homebuilding in some areas. For example, certain of our Texas operations are subject to rules mandating enhanced flood management practices stemming from recent large hurricanes and rainstorms. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways unfavorable to us. The costs to comply, or associated with any noncompliance, are, or can be, significant and variable from period to period. With respect to environmental laws, in addition to the risks and potential operational costs discussed above, we have been, and we may in the future be, involved in federal, state and local air and water quality agency investigations or proceedings for potential noncompliance with their rules, including rules governing discharges of materials into the air and waterways; stormwater discharges from community sites; and wetlands and listed species habitat protection. We could incur penalties and/or be restricted from developing or building at certain community locations during or as a result of such agencies’ investigations or findings.
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
The European Union and state governments, notably California and Nevada, have enacted or enhanced data privacy regulations, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these data privacy risks and requirements, and our costs may increase significantly as risks become increasingly complex or if new or changing requirements are enacted, and based on how individuals exercise their rights. For example, in November 2020, California voters approved Proposition 24 (Consumer Personal Information Law and Agency Initiative), which will increase data privacy requirements for our business when its provisions take effect in 2023. Despite our efforts, any noncompliance could result in our incurring substantial penalties and reputational damage.
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
Pandemic Risks. An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our consolidated financial statements. We experienced significant impacts to our business during 2020, beginning in mid-March, due to the outbreak of COVID-19 and the COVID-19 control responses by international, federal, state and local public health and governmental authorities, including quarantines, “stay-at-home” orders and similar mandates.
In response to the initial COVID-19 control responses in our served markets, we temporarily closed our sales centers, model homes and design studios to the general public, shifted to an appointment-only personalized home sales process and prioritized our warranty service activities to respond to emergency repair requests, and otherwise on a by-exception basis, in each case as and where permitted and following recommended distancing and other health and safety protocols when meeting in person with a customer. We also leveraged our virtual sales tools to give customers the ability to shop for a new KB home from their mobile device or personal computer. In addition, we shifted our corporate and division office functions to work remotely. We limited our construction operations largely to authorized activities with increased safety measures and experienced a reduction in the availability, capacity and efficiency of municipal and private services necessary to the progress of developing land, building homes, completing mortgage loans and delivering homes to varying degrees depending on the scope of the restrictions local authorities established.
Although we gradually resumed nearly all of our operations with the relaxing of the early COVID-19 control responses beginning late in our 2020 second quarter and for the remainder of the fiscal year, the magnitude and duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 have produced ongoing uncertainty about the overall operating environment going forward and made it more challenging for our management to estimate the future performance of our business and to develop strategies to generate growth. Moreover, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent, particularly in response to any resurgence in infections, whether due to the spread of any variants of the virus or otherwise, combined with the seasonal flu, that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period. Certain of our served markets have recently seen a dramatic increase in COVID-19 cases, and more stringent COVID-19 control responses have been re-instituted. Therefore, we could again experience in 2021 material disruptions in our operating environment, impairing our ability to sell and build homes in a typical manner, as occurred in our 2020 second quarter, or at all, due to, among other things, increased costs or decreased supply of building materials; reduced availability of subcontractors, employees and other talent, including as a result of infections or medically necessary or recommended self-quarantining, which we have experienced in a few locations; or governmental mandates to direct production activities to support public health efforts. This could result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our inventory assets.
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes delivered, average selling prices, revenues and profitability, as we did during our 2020 second quarter, and such impacts could be material to our consolidated financial statements in 2021 and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any homes during the applicable period, which could be prolonged. Along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Credit Facility, our senior notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt; or pay any dividends to our stockholders. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
Other Risks. The risk factors described above are not our only salient risks. Political events, war, terrorism, weather or other natural/environmental disasters, and other risks that are currently unknown or seen as immaterial, could also have a material adverse impact on our business, consolidated financial statements and/or common stock’s market price.
Item 1B.UNRESOLVED STAFF COMMENTS
None.
Item 2.PROPERTIES
None.
Item 3.LEGAL PROCEEDINGS
Our legal proceedings are discussed in Note 18 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
The following table presents certain information regarding our executive officers as of December 31, 2020:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years	From – To

Jeffrey T. Mezger	65	Chairman, President and Chief Executive Officer (a)	2016	27	President and Chief Executive Officer (a)	2006-2016
Jeff J. Kaminski	59	Executive Vice President and Chief Financial Officer	2010	10
Matthew W. Mandino	56	Executive Vice President and Chief Operating Officer	2018	9	Regional President, Southwest	2016-2018
					Division President, Colorado	2011-2016
Albert Z. Praw	72	Executive Vice President, Real Estate and Business Development	2011	24
Brian J. Woram	60	Executive Vice President and General Counsel	2010	10
(a)Mr. Mezger has served as a director since 2006. He was elected Chairman of our board of directors in August 2016.
There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.

PART II
Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” As of December 31, 2020, there were 562 holders of record of our common stock.
Information regarding the shares of our common stock that may be issued under our equity compensation plans is provided below under Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this report.
The following table summarizes our purchases of our own equity securities during the three months ended November 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
September 1-30	—	$—	—	2,193,947
October 1-31	—	—	—	2,193,947
November 1-30	87,284	37.62	—	2,193,947
Total	87,284	$37.62	—
In May 2018, our board of directors authorized us to repurchase a total of up to 4,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 1,627,000 shares that remained under a prior board-approved share repurchase program. In 2018, we repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. As of November 30, 2020, we had 2,193,947 shares authorized for repurchase.
The shares purchased during the three months ended November 30, 2020 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the board of directors’ authorization.

Stock Performance Graph
The following graph compares the five-year cumulative total return of KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index for the periods ended November 30:

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index and
Dow Jones US Home Construction Index

$275
$250
$225
$200
$175
$150
$125
$100
$75
2015
2016
2017
2018
2019
2020
KB Home
S&P 500 Index
Dow Jones US Home Construction Index

	2015	2016	2017	2018	2019	2020
KB Home	$100	$113	$225	$152	$254	$262
S&P 500 Index	100	108	133	141	164	192
Dow Jones US Home Construction Index	100	88	158	113	164	201
The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. The closing price of KB Home common stock on the New York Stock Exchange was $35.20 per share on November 30, 2020 and $34.58 per share on November 30, 2019. The performance of our common stock as presented above reflects past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2015 in KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index, including reinvestment of dividends.

Item 6.SELECTED FINANCIAL DATA
The data in this table should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data in this report.
KB HOME
SELECTED FINANCIAL DATA
(Dollars In Thousands, Except Per Share Amounts and Average Selling Price)

	Years Ended November 30,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenues:
Homebuilding	$4,167,702	$4,537,658	$4,533,795	$4,356,265	$3,582,943
Financial services	15,472	15,089	13,207	12,264	11,703
Total	$4,183,174	$4,552,747	$4,547,002	$4,368,529	$3,594,646
Operating income:
Homebuilding	$316,472	$331,380	$345,721	$283,403	$152,401
Financial services	11,389	10,756	9,363	8,834	7,886
Total	$327,861	$342,136	$355,084	$292,237	$160,287
Pretax income	$364,043	$348,175	$367,965	$289,995	$149,315
Net income (a)	296,243	268,775	170,365	180,595	105,615
Earnings per share:
Basic	$3.26	$3.04	$1.93	$2.09	$1.23
Diluted	3.13	2.85	1.71	1.85	1.12
Cash dividends declared per share	.42	.23	.10	.10	.10
Balance Sheet Data:
Assets:
Homebuilding	$5,320,240	$4,977,086	$5,061,191	$5,029,158	$5,121,125
Financial services	36,202	38,396	12,380	12,357	10,499
Total	$5,356,442	$5,015,482	$5,073,571	$5,041,515	$5,131,624
Notes payable	$1,747,175	$1,748,747	$2,060,263	$2,324,845	$2,640,149
Stockholders’ equity	2,665,769	2,383,122	2,087,500	1,926,311	1,723,145
Stockholders’ equity per share	29.09	26.60	24.01	22.13	20.25
Homebuilding Data:
Homes delivered	10,672	11,871	11,317	10,909	9,829
Average selling price	$388,900	$380,000	$399,200	$397,400	$363,800
Net orders	13,404	12,841	11,014	10,900	10,283
Ending backlog — homes	7,810	5,078	4,108	4,411	4,420
Average community count	243	250	223	233	238
(a)Net income for the year ended November 30, 2018 included a non-cash charge of $112.5 million to income tax expense related to the 2019 Tax Cuts and Jobs Act (“TCJA”).

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis below is focused on our 2020 and 2019 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2018 fiscal year specifically, as well as the year-over-year comparison of our 2019 financial performance to 2018, are located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, filed with the SEC on January 24, 2020, which is available on our investor relations website at investor.kbhome.com and the SEC’s website at www.sec.gov.
RESULTS OF OPERATIONS
Overview. Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Revenues:
Homebuilding	$4,167,702	$4,537,658	$4,533,795	(8)%	—%
Financial services	15,472	15,089	13,207	3	14
Total	$4,183,174	$4,552,747	$4,547,002	(8)%	—%
Pretax income:
Homebuilding	$331,500	$325,189	$351,301	2%	(7)%
Financial services	32,543	22,986	16,664	42	38
Total	364,043	348,175	367,965	5	(5)
Income tax expense	(67,800)	(79,400)	(197,600)	15	60
Net income	$296,243	$268,775	$170,365	10%	58%
Earnings per share:
Basic	$3.26	$3.04	$1.93	7%	58%
Diluted	$3.13	$2.85	$1.71	10%	67%
During 2020, we, like many companies worldwide, experienced dramatic variability in market conditions that produced stark differences in our quarterly results over the course of the year. In part, our results reflect several strategic adjustments we made in response to the extreme fluctuations we experienced in our 2020 operating environment, both quarter-to-quarter and within quarters. These adjustments were precipitated by rapid changes in public health requirements and guidelines and reflected our efforts to address the significant challenges they presented while also striving to protect the safety of our employees, customers and business partners; meeting a strong and sustained upswing in consumer demand for our homes; managing our capital requirements; and aligning our workforce for our short- and long-term business needs. Although we continue to navigate an uncertain economic landscape, based on the substantial net orders we generated in the 2020 second half and our robust backlog at the end of the year, we are confident about our growth prospects in 2021 and beyond.
Following a particularly strong 2020 first quarter, in which we had the highest revenues, net orders, ending backlog and ending backlog value for any first quarter since 2007 and increased our net income by 99% year over year, the onset of the COVID-19 pandemic and the institution of COVID-19 control responses in our served markets, including quarantines, “stay-at-home” orders and similar mandates, during the second quarter severely impacted global and national economies (with the U.S. entering a recession), the housing market and our business. Amid extraordinary economic disruptions; a sudden rise in unemployment; significant stock market and secondary mortgage market volatility; uncertainty about how to effectively contain COVID-19’s spread; weakened consumer confidence; and our swift closing of our sales centers, model homes and design studios to the public and shift to virtual sales tools and appointment-only personalized home sales processes, where permitted, we saw a drastic decrease in demand for new homes (including homes ordered in the first quarter) and our order pace slowed significantly. Along with a considerable increase in home purchase cancellations, largely reflecting our proactive efforts to assure a backlog of qualified homebuyers amid the pandemic-induced economic downturn, we experienced a sizable reduction in our 2020 second quarter net orders. Due to this reduction in net orders, we entered the third quarter with 14% fewer homes in backlog as compared to the previous year. Further, our construction activities were restricted in many jurisdictions, and completely shut down in some of them, and together with the reduced availability or capacity of some municipal and private services necessary to build and deliver homes, and supply chain disruptions, our cycle times became extended. This caused home delivery delays during most of the second quarter, which tempered our revenues for the period.
With the easing of restrictive public health orders to varying degrees in our served markets beginning in May 2020 and the associated ability to open our communities to walk-in traffic, following appropriate safety protocols and applicable public health guidelines, complemented by our enhanced virtual selling capabilities, as discussed under Item 1 – Business, our net orders began to rebound significantly. This positive momentum continued through the 2020 second half, largely fueled by the combination of historically low mortgage interest rates, a limited supply of resale inventory, an underproduction of new homes over the past decade, favorable demographic trends and consumers’ increasing desire to own a home. Reflecting this strong demand, our 2020 third and fourth quarter net orders rose to their respective highest levels since 2005. Though this sharp rise in net orders in the second half generated a substantial expansion in our backlog, as discussed below, our deliveries and revenues for our third and fourth quarters were moderated primarily by the negative effects of the COVID-19 pandemic in our 2020 second quarter.
During the 2020 second quarter and most of the third quarter, in prioritizing cash preservation and liquidity in light of lingering uncertainty surrounding the COVID-19 pandemic, we limited our investments in land and land development, resulting in a 24% decrease in those quarters combined as compared to the corresponding year-earlier periods. With the sustained strong housing demand over the 2020 second half, we intensified our investments, resulting in a 63% year-over-year increase in the fourth quarter, to measurably expand our lot pipeline and support community growth in the future. For 2020, we invested a total of $1.69 billion in land and land development, compared to $1.62 billion in 2019.
Although the trajectory and strength of the current housing recovery remains uncertain, and could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of any variants of the virus or otherwise, combined with the seasonal flu and others discussed above under Item 1A – Risk Factors, and our business, including our margins, could be negatively affected by labor and supply constraints and rising and volatile raw material prices, particularly for lumber, as was the case during 2020, we believe we are well-positioned to operate effectively and generate profitable growth in 2021.
Financial and Operational Highlights. Reflecting the above-described impact from the COVID-19 pandemic and related COVID-19 control responses, within our homebuilding operations, housing revenues of $4.15 billion for 2020 were down 8% from the prior year due to a 10% decrease in homes delivered, partly offset by a 2% increase in the overall average selling price of those homes. In 2020, homebuilding operating income decreased 4% year over year to $316.5 million, which included total inventory-related charges of $28.7 million and severance charges of $6.7 million. The severance charges were associated with workforce reductions made during the second quarter in light of the sharp reduction in business activity and highly uncertain outlook at the time, as discussed above. In 2019, homebuilding operating income included $17.3 million of inventory-related charges. As a percentage of homebuilding revenues, our homebuilding operating income for 2020 improved 30 basis points year over year to 7.6%. Excluding inventory-related charges for both periods and the above-mentioned severance charges in the 2020 period, our homebuilding operating income margin improved 70 basis points to 8.4% from 2019. Our housing gross profits for 2020 decreased 5% from 2019 mainly due to lower housing revenues, partly offset by a 60 basis point improvement in our housing gross profit margin to 18.9%.
The year-over-year increase in our housing gross profit margin in 2020 primarily reflected a mix shift of homes delivered, a favorable pricing environment that enabled us to increase selling prices in many of our communities, lower relative amortization of previously capitalized interest, and a slight decrease in sales incentives, partly offset by an increase in inventory-related charges.
Our selling, general and administrative expenses as a percentage of housing revenues increased 30 basis points from the prior year to 11.3%, primarily due to the above-mentioned severance charges and reduced operating leverage from lower housing revenues, partly offset by our targeted actions, including workforce reductions in the 2020 second quarter, to reduce overhead costs. Excluding the severance charges in 2020, our selling, general and administrative expenses as a percentage of housing revenues were 11.2%.
Our net income and diluted earnings per share for 2020 each rose 10% year over year. In 2019, our net income and diluted earnings per share included a $6.8 million loss on the early extinguishment of debt.

Net Orders, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog, and community count for the years ended November 30, 2020 and 2019 (dollars in thousands):

	Years Ended November 30,
	2020	2019
Net orders	13,404	12,841
Net order value (a)	$5,299,489	$4,890,153
Cancellation rate (b)	20%	19%
Ending backlog — homes	7,810	5,078
Ending backlog — value	$2,962,403	$1,813,707
Ending community count	236	251
Average community count	243	250
(a)Net order value represents the potential future housing revenues associated with net orders generated during a period, as well as homebuyer selections of lot and product premiums and design studio options and upgrades for homes in backlog during the same period.
(b)Cancellation rate represents the total number of contracts for new homes cancelled during a period divided by the total (gross) orders for new homes generated during the same period.
Net Orders. In 2020, net orders from our homebuilding operations grew 4% from 2019, reflecting strong year-over-year increases of 31%, 27% and 42% in the first, third and fourth quarters, respectively, partly offset by a decrease of 57% in the second quarter due to the negative impact from the COVID-19 pandemic and related control responses. The year-over-year net order growth in the 2020 first, third and fourth quarters was largely driven by the factors described above with respect to our second half performance. We also believe our Built-to-Order model, which, as described above under Item 1 – Business, provides personalization and choice, was a key factor that contributed to our strong net orders during these periods. In 2020, the growth in our overall net orders compared to 2019 reflected a 7% increase in monthly net orders per community to 4.6, partly offset by a 3% decrease in our overall average community count, which is discussed below under “Community Count.”
The value of our 2020 net orders rose 8% from 2019 as a result of the growth in net orders and a 4% increase in the overall average selling price of those orders, with these factors driving net order value expansion in three of our four homebuilding reporting segments, ranging from 9% in our Southwest segment to 13% in our Central segment. Net order value in our Southeast segment declined 8% year over year due to a decrease in net orders, as the average selling price of those orders remained relatively flat.
Backlog. The number of homes in our backlog at November 30, 2020 increased 54% from the previous year, mainly due to the substantial increase in our net orders during the 2020 third and fourth quarters. The potential future housing revenues in our backlog at November 30, 2020 grew 63% year over year, reflecting the higher number of homes in our backlog and a 6% increase in the average selling price of those homes. The increases in the number of homes in backlog and our backlog value reflected strong growth in each of our four homebuilding reporting segments, with increases in backlog value ranging from 34% in our Southwest segment to 93% in our West Coast segment. Substantially all of the homes in our backlog at November 30, 2020 are expected to be delivered during the year ending November 30, 2021.
Community Count. Our average community count for 2020 declined 3% from the previous year, reflecting decreases of 12% in our Southwest and Southeast homebuilding reporting segments and 3% in our Central segment, partly offset by a 10% increase in our West Coast segment. Our ending community count for 2020 was down 6% from the prior year. The year-over-year decreases in both our average and ending community counts primarily reflected the close-out of communities earlier than planned due to our accelerated, demand-driven net order pace, our reduced investments in land and land development in the 2020 second and third quarters, and delays in community openings due in part to the negative impacts from the COVID-19 pandemic.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2020	2019	2018
Revenues:
Housing	$4,150,793	$4,510,814	$4,517,244
Land	16,909	26,844	16,551
Total	4,167,702	4,537,658	4,533,795
Costs and expenses:
Construction and land costs
Housing	(3,365,509)	(3,683,174)	(3,728,917)
Land	(14,942)	(25,754)	(15,003)
Total	(3,380,451)	(3,708,928)	(3,743,920)
Selling, general and administrative expenses	(470,779)	(497,350)	(444,154)
Total	(3,851,230)	(4,206,278)	(4,188,074)
Operating income	$316,472	$331,380	$345,721
Homes delivered	10,672	11,871	11,317
Average selling price	$388,900	$380,000	$399,200
Housing gross profit margin as a percentage of housing revenues	18.9%	18.3%	17.5%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	19.6%	18.7%	18.1%
Adjusted housing gross profit margin as a percentage of housing revenues	22.7%	22.2%	22.5%
Selling, general and administrative expense as a percentage of housing revenues	11.3%	11.0%	9.8%
Operating income as a percentage of homebuilding revenues	7.6%	7.3%	7.6%
The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Years Ended November 30,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2020	2019	2020	2019	2020	2019
West Coast	2,869	3,214	3,850	3,542	17%	19%
Southwest	2,385	2,346	2,668	2,658	19	13
Central	3,932	4,291	4,981	4,565	21	21
Southeast	1,486	2,020	1,905	2,076	25	23
Total	10,672	11,871	13,404	12,841	20%	19%

	Years Ended November 30,
	Net Order Value			Average Community Count
Segment	2020	2019	Variance	2020	2019	Variance
West Coast	$2,302,785	$2,087,293	10%	74	67	10%
Southwest	914,770	842,335	9	36	41	(12)
Central	1,534,747	1,362,580	13	89	92	(3)
Southeast	547,187	597,945	(8)	44	50	(12)
Total	$5,299,489	$4,890,153	8%	243	250	(3)%

	November 30,
	Backlog – Homes			Backlog – Value
Segment	2020	2019	Variance	2020	2019	Variance
West Coast	2,024	1,043	94%	$1,152,609	$598,299	93%
Southwest	1,521	1,238	23	523,705	389,597	34
Central	3,037	1,988	53	932,814	590,936	58
Southeast	1,228	809	52	353,275	234,875	50
Total	7,810	5,078	54%	$2,962,403	$1,813,707	63%
As discussed above under Item 1 – Business, the composition of our homes delivered, net orders and backlog shifts with the mix of our active communities and the corresponding average selling prices of the homes ordered and/or delivered at these communities in any particular period, and it changes as new communities open and existing communities wind down or close out. In addition, with our Built-to-Order model, the selling prices of individual homes within a community may vary due to differing lot sizes and locations, home square footage, and option and upgrade selections. These intrinsic variations in our business limit the effective comparability of our homes delivered, net orders and backlog as well as their corresponding values between sequential and year-over-year periods, in addition to the effect of prevailing economic or housing market conditions in or across any particular periods.
Revenues. Homebuilding revenues of $4.17 billion in 2020 decreased from 2019, reflecting declines in both housing and land sale revenues largely caused by the negative impacts from the COVID-19 pandemic discussed above under “Overview.”
Housing revenues in 2020 decreased 8% from the previous year, as a 10% decrease in homes delivered was partly offset by a 2% increase in the overall average selling price of those homes. In 2020, homes delivered were tempered primarily by the negative impact of the COVID-19 pandemic and related COVID-19 control responses, including the substantial year-over-year decline in our 2020 second quarter net orders. The overall average selling price of our homes delivered rose in 2020 as compared to 2019, largely due to the favorable pricing environment in the 2020 second half that enabled us to increase prices in many of our communities.
Land sale revenues for 2020 decreased 37% from 2019. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income decreased 4% in 2020, as compared to the previous year, due to a decline in housing gross profits, partly offset by a decrease in selling, general and administrative expenses. In 2020, homebuilding operating income included total inventory-related charges of $28.7 million, as discussed in Note 7 – Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, and severance charges of $6.7 million. The severance charges were associated with workforce reductions made during the 2020 second quarter and were estimated at implementation to yield annualized savings of approximately $40 million allocated between construction and land costs and selling, general and administrative expenses. In 2019, homebuilding operating income included $17.3 million of inventory-related charges. As a percentage of homebuilding revenues, our homebuilding operating income for 2020 improved 30 basis points year over year to 7.6%. Excluding inventory-related charges for both periods and the above-mentioned severance charges in 2020, our homebuilding operating income margin improved 70 basis points to 8.4% in 2020 from 7.7% in 2019.

In 2020, housing gross profits decreased by $42.4 million, or 5%, to $785.3 million from $827.6 million in 2019. The year-over-year decrease in 2020 reflected the lower volume of homes delivered, partly offset by an increase in the housing gross profit margin. Housing gross profits for 2020 and 2019 included the respective inventory-related charges described above.
Our housing gross profit margin for 2020 increased 60 basis points from the previous year, mainly as a result of a shift in the mix of homes delivered and a favorable pricing environment (approximately 40 basis points); lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 40 basis points); and a decrease in sales incentives, reflecting strong housing demand (approximately 10 basis points). These items were partly offset by an increase in inventory-related charges (approximately 30 basis points).
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. The amount of interest incurred generally fluctuates based on the average amount of debt outstanding for the period and/or the interest rate on that debt. In 2020, interest incurred totaled $124.1 million, down 13% from $143.4 million in 2019, mainly due to our lower average debt level. All interest incurred during 2020 and 2019 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. As a result, we had no interest expense for 2020 or 2019.
Interest amortized to construction and land costs associated with housing operations totaled $129.3 million in 2020 and $156.1 million in 2019. The year-over-year decrease in interest amortized in 2020 mainly reflected fewer homes delivered and the reduction in our interest incurred. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 3.1% for 2020 and 3.5% for 2019. Interest amortized to construction and land costs in 2020 and 2019 included $.4 million and $.7 million, respectively, of amortization of previously capitalized interest related to land sales that occurred during those years.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges in the applicable periods, our adjusted housing gross profit margin increased 50 basis points to 22.7% in 2020 from 22.2% in 2019. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, general and administrative expenses for 2020 decreased 5% from the prior year, primarily reflecting the lower number of homes delivered and our targeted actions to reduce overhead costs, partly offset by the above-mentioned severance charges of $6.7 million we recorded in the 2020 second quarter. As a percentage of housing revenues, our selling, general and administrative expenses rose 30 basis points in 2020 as compared to 2019 primarily due to decreased operating leverage from lower housing revenues, partly offset by the lower expenses. Excluding the severance charges recorded in 2020, our selling, general and administrative expenses as a percentage of revenues rose 20 basis points year over year to 11.2%.
The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Years Ended November 30,
	2020	% of Housing Revenues	2019	% of Housing Revenues	2018	% of Housing Revenues
Marketing expenses (a)	$116,590	2.8%	$129,733	2.9%	$91,027	2.0%
Commission expenses (b)	164,507	3.9	174,338	3.8	168,162	3.7
General and administrative expenses	189,682	4.6	193,279	4.3	184,965	4.1
Total	$470,779	11.3%	$497,350	11.0%	$444,154	9.8%

(a)Marketing expenses in 2020 and 2019 reflect our adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) effective December 1, 2018, as described in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
(b)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and/or external real estate brokers.
Interest Income. Interest income, which is generated from short-term investments, totaled $2.6 million in 2020 and $2.2 million in 2019. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.

Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures totaled $12.5 million in 2020, compared to equity in loss of unconsolidated joint ventures of $1.5 million in 2019. The improved results primarily reflected 99 homes delivered from an unconsolidated joint venture in California in 2020, compared to no homes delivered from unconsolidated joint ventures in 2019. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Years Ended November 30,
	2020	2019	2018
Housing revenues	$4,150,793	$4,510,814	$4,517,244
Housing construction and land costs	(3,365,509)	(3,683,174)	(3,728,917)
Housing gross profits	785,284	827,640	788,327
Add: Inventory-related charges (a)	28,669	17,291	28,994
Housing gross profits excluding inventory-related charges	813,953	844,931	817,321
Add: Amortization of previously capitalized interest (b)	129,330	156,114	197,936
Adjusted housing gross profits	$943,283	$1,001,045	$1,015,257
Housing gross profit margin as a percentage of housing revenues	18.9%	18.3%	17.5%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	19.6%	18.7%	18.1%
Adjusted housing gross profit margin as a percentage of housing revenues	22.7%	22.2%	22.5%
(a)Represents inventory impairment and land option contract abandonment charges associated with housing operations.
(b)Represents the amortization of previously capitalized interest associated with housing operations.
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

		Years ended November 30,
	2020	2019	2018
	As Reported	As Reported	As Reported	TCJA Adjustment	As Adjusted
Total pretax income	$364,043	$348,175	$367,965	$—	$367,965
Income tax expense (a)	(67,800)	(79,400)	(197,600)	112,500	(85,100)
Net income	$296,243	$268,775	$170,365	$112,500	$282,865
Diluted earnings per share	$3.13	$2.85	$1.71		$2.82
Weighted average shares outstanding — diluted	94,086	93,838	101,059		101,059
Effective tax rate (a)	18.6%	22.8%	53.7%		23.1%

(a)For the year ended November 30, 2020, income tax expense and the related effective tax rate reflected the favorable impacts of $18.7 million of federal energy tax credits we earned from building energy-efficient homes, $12.0 million of excess tax benefits related to stock-based compensation, partly offset by $5.7 million of non-deductible executive compensation expense under Internal Revenue Code 162(m). For the year ended November 30, 2019, income tax expense and the related effective tax rate reflected the favorable impacts of $5.3 million of excess tax benefits related to stock-based compensation, a $4.4 million deferred tax asset valuation allowance reversal and $4.3 million of federal energy tax credits we earned from building energy-efficient homes, partly offset by $5.3 million of non-deductible executive compensation expense and a $1.9 million non-cash charge due to the re-measurement of deferred tax assets based on a reduction in certain state income tax rates. For the year ended November 30, 2018, income tax expense and adjusted income tax expense, as well as the related effective tax rate and adjusted effective tax rate, included the favorable impacts of the reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, $10.7 million of federal energy tax credits we earned from building energy-efficient homes, a $2.1 million net benefit from a reduction in our deferred tax asset valuation allowance, and $1.0 million of excess tax benefits from stock-based compensation as a result of our adoption of Accounting Standards Update No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), effective December 1, 2017.
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

Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	November 30,
	2020	2019
Notes payable	$1,747,175	$1,748,747
Stockholders’ equity	2,665,769	2,383,122
Total capital	$4,412,944	$4,131,869
Ratio of debt to capital	39.6%	42.3%

Notes payable	$1,747,175	$1,748,747
Less: Cash and cash equivalents	(681,190)	(453,814)
Net debt	1,065,985	1,294,933
Stockholders’ equity	2,665,769	2,383,122
Total capital	$3,731,754	$3,678,055
Ratio of net debt to capital	28.6%	35.2%
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
The financial results for each of our homebuilding reporting segments for the year ended November 30, 2020 were negatively affected by the impacts from the COVID-19 pandemic, as discussed above under “Overview.” In three of our four homebuilding reporting segments, we delivered fewer homes in 2020 compared to the previous year largely as a result of the significant decrease in our net orders in the 2020 second quarter.
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2020	2019	2018	2020 vs 2019		2019 vs 2018
Revenues	$1,748,582	$1,912,146	$2,085,328	(9)%		(8)%
Construction and land costs	(1,480,775)	(1,591,896)	(1,720,776)	7		7
Selling, general and administrative expenses	(129,744)	(141,324)	(123,254)	8		(15)
Operating income	$138,063	$178,926	$241,298	(23)%		(26)%

Homes delivered	2,869	3,214	3,152	(11)%		2%
Average selling price	$609,400	$592,300	$661,500	3%		(10)%
Housing gross profit margin	15.3%	16.8%	17.5%	(150)	bps	(70)	bps

This segment’s revenues in 2020 and 2019 were generated from both housing operations and land sales. Housing revenues of $1.75 billion in 2020 declined 8% from $1.90 billion in 2019, reflecting a lower number of homes delivered, partly offset by an increase in the average selling price of those homes. The year-over-year increase in the average selling price of homes delivered in 2020 was primarily due to product and geographic mix shifts of homes delivered and the favorable pricing environment in this segment. Land sale revenues were nominal in 2020 and totaled $8.6 million in 2019.
This segment’s operating income in 2020 decreased from the previous year, mainly reflecting lower housing gross profits, partly offset by lower selling, general and administrative expenses. Housing gross profits declined due to decreases in both housing revenues and the housing gross profit margin. The decrease in the housing gross profit margin was primarily due to a mix shift of homes delivered and an increase in inventory-related charges. Inventory-related charges impacting the housing gross profit margin totaled $21.9 million in 2020, compared to $15.6 million in 2019. Selling, general and administrative expenses as a percentage of housing revenues for 2020 were flat with the previous year as the favorable impacts of overhead cost reductions and lower legal fees were offset by reduced operating leverage as a result of lower housing revenues.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2020	2019	2018	2020 vs 2019		2019 vs 2018
Revenues	$796,810	$764,816	$707,075	4%		8%
Construction and land costs	(596,512)	(585,880)	(568,194)	(2)		(3)
Selling, general and administrative expenses	(66,415)	(67,223)	(50,897)	1		(32)
Operating income	$133,883	$111,713	$87,984	20%		27%

Homes delivered	2,385	2,346	2,301	2%		2%
Average selling price	$327,300	$322,000	$307,300	2%		5%
Housing gross profit margin	25.4%	23.8%	19.6%	160	bps	420	bps
In 2020 and 2019, this segment’s revenues were generated from both housing operations and land sales. Housing revenues for 2020 grew 3% year over year to $780.7 million, reflecting increases in both the number of homes delivered and the average selling price of those homes. The growth in the number of homes delivered was attributable to our Nevada operations. The higher average selling price was mainly due to shifts in the product and geographic mix of homes delivered, and the favorable pricing environment in this segment. Land sale revenues totaled $16.1 million in 2020 and $9.5 million in 2019.
This segment’s operating income increased $22.2 million from 2019 primarily due to higher housing and land sale gross profits. The year-over-year increase in housing gross profits reflected growth in housing revenues and an increase in the housing gross profit margin. The improvement in the housing gross profit margin was largely due to lower relative amortization of previously capitalized interest, a mix shift of homes delivered, a favorable pricing environment, and increased operating leverage due to higher housing revenues. Land sales generated profits of $2.0 million in 2020, compared to a loss of $.5 million in 2019. Selling, general and administrative expenses as a percentage of housing revenues for 2020 improved from 2019 mainly as a result of increased operating leverage due to higher housing revenues and overhead cost reductions.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Revenues	$1,192,869	$1,267,892	$1,239,305	(6)%	2%
Construction and land costs	(941,381)	(1,015,415)	(1,010,674)	7	—
Selling, general and administrative expenses	(122,712)	(126,176)	(111,028)	3	(14)
Operating income	$128,776	$126,301	$117,603	2%	7%

	Years Ended November 30,			Variance
	2020	2019	2018	2020 vs 2019		2019 vs 2018

Homes delivered	3,932	4,291	4,113	(8)%		4%
Average selling price	$303,400	$293,500	$297,400	3%		(1)%
Housing gross profit margin	21.1%	19.9%	18.6%	120	bps	130	bps
In 2020, revenues for this segment were generated solely from housing operations. In 2019, revenues for this segment were generated from both housing operations and land sales. Housing revenues in 2020 declined 5% from $1.26 billion in 2019 due to a decrease in the number of homes delivered, partly offset by an increase in the average selling price of those homes. The increase in the average selling price reflected shifts in product and geographic mix of homes delivered, and the favorable pricing environment in this segment. Land sale revenues totaled $8.3 million in 2019.
This segment’s operating income for 2020 increased $2.5 million from 2019, mainly due to a decrease in selling, general and administrative expenses, partly offset by the absence of land sale profits in the current year. Housing gross profits for 2020 were essentially flat year over year as the impact of a higher gross profit margin was offset by a decrease in housing revenues. The housing gross profit margin rose from the previous year primarily due to a shift in the mix of homes delivered, a favorable pricing environment and lower relative amortization of previously capitalized interest, partly offset by an increase in inventory-related charges. Inventory-related charges impacting the housing gross profit margin for 2020 and 2019 were $5.5 million and $.8 million, respectively. Land sales generated profits of $1.6 million in 2019. Selling, general and administrative expenses as a percentage of housing revenues for 2020 increased from the prior year, reflecting reduced operating leverage due to lower housing revenues.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2020	2019	2018	2020 vs 2019		2019 vs 2018
Revenues	$429,441	$592,804	$502,087	(28)%		18%
Construction and land costs	(355,242)	(508,351)	(437,522)	30		(16)
Selling, general and administrative expenses	(51,248)	(65,902)	(56,940)	22		(16)
Operating income	$22,951	$18,551	$7,625	24%		143%

Homes delivered	1,486	2,020	1,751	(26)%		15%
Average selling price	$288,600	$293,200	$286,600	(2)%		2%
Housing gross profit margin	17.3%	14.3%	12.9%	300	bps	140	bps
This segment’s revenues in 2020 and 2019 were generated from both housing operations and land sales. Housing revenues in 2020 decreased 28% to $428.8 million from $592.3 million in 2019 as a result of decreases in both the number of homes delivered and the average selling price of those homes. The year-over-year decrease in the average selling price in 2020 was mainly due to shifts in the product and geographic mix of homes delivered, with a lower proportion of homes delivered from higher-priced communities.
In 2020, this segment’s operating income increased by $4.4 million from 2019 due to a decrease in selling, general and administrative expenses, partly offset by lower housing gross profits. The year-over-year decrease in housing gross profits reflected a decline in housing revenues, partially offset by an increase in the housing gross profit margin. The housing gross profit margin improved primarily due to a shift in the mix of homes delivered and lower relative amortization of previously capitalized interest, partly offset by reduced operating leverage due to lower housing revenues. Selling, general and administrative expenses as a percentage of housing revenues for 2020 increased from the previous year, primarily due to decreased operating leverage as a result of lower housing revenues, partly offset by our overhead reduction efforts and favorable legal settlements and recoveries.

FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Years Ended November 30,
	2020	2019	2018
Revenues	$15,472	$15,089	$13,207
Expenses	(4,083)	(4,333)	(3,844)
Equity in income of unconsolidated joint ventures	21,154	12,230	7,301
Pretax income	$32,543	$22,986	$16,664

Total originations (a):
Loans	7,410	7,436	5,659
Principal	$2,457,522	$2,190,823	$1,578,037
Percentage of homebuyers using KBHS	77%	70%	56%
Average FICO score	723	719	718

Loans sold (a):
Loans sold to Stearns	7,900	6,224	5,028
Principal	$2,536,689	$1,827,917	$1,419,140
Loans sold to other third parties	310	772	490
Principal	$102,363	$202,349	$120,815

Mortgage loan origination mix (a):
Conventional/non-conventional loans	56%	58%	56%
FHA loans	28%	26%	27%
Other government loans	16%	16%	17%

Loan type (a):
Fixed	99%	98%	99%
ARM	1%	2%	1%
(a)Loan originations and sales occurred within KBHS.
Revenues. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. The year-over-year growth in our financial services revenues for 2020 reflected an increase in title services revenues, partly offset by a slight decrease in insurance commissions.
Pretax income. Our financial services pretax income for 2020 grew 42% from the previous year mainly due to an increase in the equity in income of unconsolidated joint ventures. In 2020, our equity in income of our unconsolidated joint venture, KBHS, increased 73% year over year as a result of a substantial increase in the principal amount of loan originations and improved margins. The higher principal amount of loan originations in 2020 primarily reflected an increase in the percentage of homebuyers using KBHS and an increase in the average selling price of homes we delivered, partly offset by a 10% decrease in the number of homes we delivered.

INCOME TAXES
Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	Years Ended November 30,
	2020	2019	2018
Income tax expense	$67,800	$79,400	$197,600
Effective income tax rate	18.6%	22.8%	53.7%
Our effective tax rate for 2020 decreased from the previous year, mainly due to a $14.4 million increase in federal energy tax credits we earned from building energy-efficient homes and a $6.7 million increase in excess tax benefits related to stock-based compensation, partly offset by a $2.5 million decrease in deferred tax asset valuation allowance reversals.
The federal energy tax credits for the year ended November 30, 2020 resulted from legislation enacted in December 2019 that, among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2020. The federal energy tax credits for the year ended November 30, 2019 primarily resulted from legislation enacted on February 9, 2018 that, among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016. In December 2020, federal legislation was enacted that, among other things, extended the availability of federal energy tax credits through December 31, 2021. This extension is expected to benefit our income tax provision in future periods.
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss (“NOL”) deductions for tax years 2020, 2021 and 2022. The suspension of California NOL deductions did not have an impact on our income tax expense for the year ended November 30, 2020.
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
For each of the years ended November 30, 2020 and 2019, the amount of income taxes we paid was substantially less than our income tax expense primarily due to the utilization of our deferred tax assets to reduce taxable income. We anticipate the amount of income taxes we pay will be less than our income tax expense for the next several years.
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
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals. Over the past several years, we have primarily used cash for:

•land acquisitions and land development;
•home construction;
•operating expenses;
•principal and interest payments on notes payable; and
•repayments of borrowings under the Credit Facility.
Cash flows for each of our communities depend on their stage of development and can differ significantly from reported earnings. Early stages of development or expansion require significant cash outflows for land acquisition, zoning plat and other approvals, land development, and construction of model homes, roads, utilities, landscape and other items. Because these costs are a component of our inventory and are not recognized in our income statement until a home is delivered, we incur significant cash outflows prior to the recognition of earnings. In the later stages of a community as homes are delivered, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with the land and home construction were previously incurred.
Though our revenues in 2020 were tempered primarily due to the negative impacts from the COVID-19 pandemic, our net cash provided by operating activities increased to $310.7 million in 2020, compared to $251.0 million in the previous year. In addition, our total liquidity improved to $1.47 billion at November 30, 2020 from $1.23 billion at November 30, 2019. Based on our positive 2021 business forecast as discussed below under “Outlook,” we have no material concerns related to our liquidity. While the ongoing COVID-19 pandemic creates potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next twelve months. We have no significant notes payable maturities until December 2021.
We limited our investments in land and land development in the second and most of the third quarter in prioritizing cash preservation and liquidity in light of lingering uncertainty surrounding the COVID-19 pandemic. With the sustained strong housing demand over the 2020 second half, we intensified our investments in the fourth quarter, resulting in a 63% year-over-year increase. As a result, our investments in land and land development increased to $1.69 billion in 2020, compared to $1.62 billion in 2019. Approximately 50% of our total investments in 2020 related to land acquisitions, compared to approximately 39% in 2019. While we made strategic investments in land and land development in each of our homebuilding reporting segments during 2020 and 2019, approximately 55% and 53%, respectively, of these investments for each year were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in 2021 and beyond.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	November 30, 2020		November 30, 2019		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	16,990	$1,928,500	15,186	$1,795,088	1,804	$133,412
Southwest	12,290	688,807	11,191	629,811	1,099	58,996
Central	23,699	867,170	25,871	889,179	(2,172)	(22,009)
Southeast	14,059	413,005	12,662	390,524	1,397	22,481
Total	67,038	$3,897,482	64,910	$3,704,602	2,128	$192,880
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at November 30, 2020 increased from November 30, 2019, primarily due to our investments in land and land development in 2020 and an increase in the number of homes under construction. The number of lots in inventory as of November 30, 2020 included 10,254 lots under contract where the associated deposits were refundable at our discretion, compared to 9,212 of such lots at November 30, 2019, reflecting ordinary course fluctuations in the number of such contracts. Our lots controlled under land under contracts and other similar contracts as a percentage of total lots was 40% at November 30, 2020 and 41% at November 30, 2019. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.

Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	November 30,
	2020	2019
Total cash and cash equivalents	$681,190	$453,814
Credit Facility commitment	800,000	800,000
Borrowings outstanding under the Credit Facility	—	—
Letters of credit outstanding under the Credit Facility	(12,429)	(18,884)
Credit Facility availability	787,571	781,116
Total liquidity	$1,468,761	$1,234,930

The majority of our cash equivalents at November 30, 2020 and 2019 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	November 30,
	2020	2019	Variance
Mortgages and land contracts due to land sellers and other loans	$4,667	$7,889	$(3,222)
Senior notes	1,742,508	1,740,858	1,650
Total	$1,747,175	$1,748,747	$(1,572)
Our financial leverage, as measured by the ratio of debt to capital, was 39.6% at November 30, 2020, compared to 42.3% at November 30, 2019. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at November 30, 2020 improved to 28.6%, compared to 35.2% at November 30, 2019. Our next scheduled debt maturity is on December 15, 2021, when $450.0 million in aggregate principal amount of our 7.00% Senior Notes due 2021 become due.
LOC Facility. We had $29.7 million and $15.8 million of letters of credit outstanding under the LOC Facility at November 30, 2020 and 2019, respectively. Further information regarding our LOC Facility is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unsecured Revolving Credit Facility. We have an $800.0 million Credit Facility that will mature on October 7, 2023. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2020, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. We did not borrow under the Credit Facility during 2020. The Credit Facility is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, consolidated leverage ratio (“Leverage Ratio”), and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum liquidity level, each as defined therein. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements under the Credit Facility are set forth below:
•Consolidated Tangible Net Worth – We must maintain a consolidated tangible net worth at the end of any fiscal quarter greater than or equal to the sum of (a) $1.54 billion, plus (b) an amount equal to 50% of the aggregate of the cumulative consolidated net income for each fiscal quarter commencing after May 31, 2019 and ending as of the last day of such fiscal quarter (though there is no reduction if there is a consolidated net loss in any fiscal quarter), plus (c) an amount equal to 50% of the cumulative net proceeds we receive from the issuance of our capital stock after May 31, 2019.

•Leverage Ratio – We must also maintain a Leverage Ratio of less than or equal to .65 at the end of each fiscal quarter. The Leverage Ratio is calculated as the ratio of our consolidated total indebtedness to the sum of consolidated total indebtedness and consolidated tangible net worth, all as defined under the Credit Facility.
•Interest Coverage Ratio or Liquidity – We are also required to maintain either (a) an Interest Coverage Ratio of greater than or equal to 1.50 at the end of each fiscal quarter; or (b) a minimum level of liquidity, but not both. The Interest Coverage Ratio is the ratio of our consolidated adjusted EBITDA to consolidated interest incurred, each as defined under the Credit Facility, in each case for the previous 12 months. Our minimum liquidity is required to be greater than or equal to consolidated interest incurred, as defined under the Credit Facility, for the four most recently ended fiscal quarters in the aggregate.
In addition, under the Credit Facility, our investments in joint ventures and non-guarantor subsidiaries (which are shown, respectively, in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report and under Supplemental Guarantor Financial Information below) as of the end of each fiscal quarter cannot exceed the sum of (a) $104.8 million and (b) 20% of consolidated tangible net worth. Further, the Credit Facility does not permit our borrowing base indebtedness, which is the aggregate principal amount of our outstanding indebtedness for borrowed money and non-collateralized financial letters of credit, to be greater than our borrowing base (a measure relating to our inventory and unrestricted cash assets).
The covenants and other requirements under the Credit Facility represent the most restrictive provisions that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of November 30, 2020:

Financial Covenants and Other Requirements	Covenant Requirement			Actual
Consolidated tangible net worth	>	$1.80	billion	$2.67	billion
Leverage Ratio	<	.650		.396
Interest Coverage Ratio (a)	>	1.500		4.481
Minimum liquidity (a)	>	$121.6	million	$681.2	million
Investments in joint ventures and non-guarantor subsidiaries	<	$638.0	million	$200.3	million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a		$1.72	billion
(a)Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of November 30, 2020, we met both the Interest Coverage Ratio and the minimum liquidity requirements.
The indenture governing our senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property above a certain specified value. In addition, our senior notes contain certain limitations related to mergers, consolidations, and sales of assets.
As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of cash and certain other dividends, such as cash dividends on our common stock, if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2020, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $4.7 million, secured primarily by the underlying property, which had an aggregate carrying value of $27.1 million.
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

Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Years Ended November 30,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$310,678	$251,042	$221,512
Investing activities	(26,563)	(40,944)	(20,107)
Financing activities	(56,444)	(330,359)	(347,147)
Net increase (decrease) in cash and cash equivalents	$227,671	$(120,261)	$(145,742)
Operating Activities. Operating activities provided net cash of $310.7 million in 2020, compared to $251.0 million in 2019. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability.
Net cash provided by operating activities in 2020 primarily reflected net income of $296.2 million, a net decrease in receivables of $59.3 million, largely reflecting an income tax refund received, and a net increase in accounts payable, accrued expenses and other liabilities of $4.1 million, partly offset by a net increase in inventories of $183.2 million. Net cash provided by operating activities in 2019 mainly reflected net income of $268.8 million and a net decrease in receivables of $44.4 million, partially offset by a net increase in inventories of $165.3 million and a net decrease in accounts payable, accrued expenses and other liabilities of $40.6 million.
Investing Activities. Investing activities used net cash of $26.6 million in 2020 and $40.9 million in 2019. Our uses of cash in 2020 included $28.8 million for net purchases of property and equipment and $10.4 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $12.7 million return of investments in unconsolidated joint ventures. In 2019, the net cash used in investing activities included $40.5 million for net purchases of property and equipment and $11.3 million for contributions to unconsolidated joint ventures. These uses of cash were partly offset by $5.8 million of proceeds from the sale of a building and a $5.0 million return of investments in unconsolidated joint ventures.
Financing Activities. Financing activities used net cash of $56.4 million in 2020 and $330.4 million in 2019. The year-over-year change in net cash used in financing activities was mainly due to the financing transactions we completed in 2019. In 2020, net cash was used for dividend payments on our common stock of $38.1 million, payments on mortgages and land contracts due to land sellers and other loans of $24.9 million and tax payments associated with stock-based compensation awards of $9.5 million. The cash used was partially offset by cash provided by $16.1 million of issuances of common stock under employee stock plans.
In 2019, net cash was used for our total repayment of $980.0 million in aggregate principal amount of our 8.00% Senior Notes due 2020, 1.375% convertible senior notes due 2019 (“1.375% Convertible Senior Notes due 2019”) and 4.75% senior notes due 2019 (“4.75% Senior Notes due 2019”), payments on mortgages and land contracts due to land sellers and other loans of $41.1 million, dividend payments on our common stock of $20.4 million and tax payments associated with stock-based compensation awards of $7.3 million. The cash used was partly offset by cash provided by our public offering of $300.0 million in aggregate principal amount of 4.80% senior notes due 2029 (“4.80% Senior Notes due 2029”), concurrent public offerings of $300.0 million in aggregate principal amount of 6.875% senior notes due 2027 (“6.875% Senior Notes due 2027”) and an additional $100.0 million in aggregate principal amount of our existing series of 7.625% senior notes due 2023 (“7.625% Senior Notes due 2023”), and $30.5 million of issuances of common stock under employee stock plans.
Dividends. Our board of directors declared quarterly cash dividends of $.09 per share of common stock in the 2020 first, second and third quarters. In the 2020 fourth quarter, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.15 per share and declared a quarterly cash dividend at the new higher rate. Our board of directors declared quarterly cash dividends of $.025 per share of common stock in both the 2019 first and second quarters. In the 2019 third quarter, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.09 per share, and declared quarterly cash dividends at the new rate in the 2019 third and fourth quarters. Cash dividends declared and paid during the years ended November 30, 2020 and 2019 totaled $.42 and $.23 per share of common stock, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

Shelf Registration Statement. On July 9, 2020, we filed an automatically effective universal shelf registration statement (“2020 Shelf Registration”) with the SEC. The 2020 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions. The 2020 Shelf Registration replaced our previously effective universal shelf registration statement filed with the SEC on July 14, 2017. We have not made any offerings of securities under the 2020 Shelf Registration.
Share Repurchase Program. In May 2018, our board of directors authorized us to repurchase a total of up to 4,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 1,627,000 shares that remained under a prior board-approved share repurchase program. In 2018, we repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. We did not repurchase any of our common stock under this authorization in 2020 or 2019. The amount and timing of shares purchased under the remaining share repurchase authorization are subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  The remaining share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors.
Unrelated to the common stock repurchase program, as further discussed in Note 19 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, our board of directors authorized in 2014 the repurchase of no more than 680,000 shares of our outstanding common stock solely as necessary for director compensation elections with respect to settling outstanding stock appreciation rights awards (“Director Plan SARs”) granted under our Non-Employee Directors Compensation Plan (“Director Plan”). As of November 30, 2020, we have not repurchased any shares pursuant to the board of directors authorization.
While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created uncertainty as to general economic conditions for 2021 and beyond, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our short-term and reasonably anticipated long-term requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. In 2021, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding the COVID-19 pandemic, which could materially and negatively affect our business and the housing market, our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions, as well as moderated investor and/or lender interest or capacity and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. Further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity is provided above under Item 1A – Risk Factors.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
As of November 30, 2020, we had $1.75 billion in aggregate principal amount of outstanding senior notes and no borrowings outstanding under the Credit Facility. Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”), which are listed on Exhibit 22. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes and the Credit Facility.
The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. The guarantees are senior unsecured obligations of each of the Guarantor Subsidiaries and rank equally in right of payment with all unsecured and unsubordinated indebtedness and guarantees of such Guarantor Subsidiaries. The guarantees are effectively subordinated to any secured indebtedness of such Guarantor Subsidiaries to the extent the value of the assets securing such indebtedness, and structurally subordinated to indebtedness and other liabilities of Non-Guarantor Subsidiaries.
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
The following tables present summarized financial information for KB Home and the Guarantor Subsidiaries on a combined basis, excluding unconsolidated joint ventures and after the elimination of (a) intercompany transactions and balances between KB Home and the Guarantor Subsidiaries and (b) equity in earnings from and investments in the Non-Guarantor Subsidiaries. See Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report for additional information regarding our unconsolidated joint ventures.

November 30, 2020
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$644,157
Inventories	3,464,674
Amounts due from Non-Guarantor Subsidiaries	394,226
Total assets	5,102,197

Liabilities and Stockholders’ Equity
Notes payable	1,743,508
Amounts due to Non-Guarantor Subsidiaries	221,330
Total liabilities	2,589,971
Stockholders’ equity	2,512,226

Year Ended November 30, 2020
Summarized Statement of Operations Data (in thousands)
Revenues	$3,767,283
Construction and land costs	(3,038,658)
Selling, general and administrative expenses	(444,700)
Interest income from non-guarantor subsidiary	24,734
Pretax income	311,136
Net income	251,536
OFF-BALANCE SHEET ARRANGEMENTS
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. None of our unconsolidated joint ventures had outstanding debt at November 30, 2020.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we had under land option contracts and other similar contracts at November 30, 2020, we estimate the remaining purchase price to be paid would be as follows: 2021 – $883.4 million; 2022 – $256.7 million; 2023 – $109.8 million; 2024 – $53.8 million; 2025 – $57.8 million; and thereafter – $2.3 million.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents our future cash requirements under contractual obligations as of November 30, 2020 (in millions):

	Payments due by Period
	Total	Fiscal Year 2021	Fiscal Years 2022-2023	Fiscal Years 2024-2025	Thereafter
Contractual obligations:
Long-term debt	$1,754.7	$2.1	$1,151.9	$.7	$600.0
Interest	431.5	120.8	152.1	70.0	88.6
Operating lease obligations	42.8	11.2	18.2	10.3	3.1
Inventory-related obligations (a)	32.1	18.3	3.0	1.3	9.5
Total	$2,261.1	$152.4	$1,325.2	$82.3	$701.2
(a)Represents liabilities for inventory not owned associated with financing arrangements as discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, as well as liabilities for fixed or determinable amounts associated with tax increment financing entity (“TIFE”) assessments. As homes are delivered, the obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.
As discussed in Note 17 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $897.6 million of performance bonds and $42.1 million of letters of credit outstanding at November 30, 2020. At November 30, 2019, we had $793.9 million of performance bonds and $34.7 million of letters of credit outstanding.
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
Inventories and Cost of Sales. Housing and land inventories are stated at cost, unless the carrying value is determined not to be recoverable, in which case the affected inventories are written down to fair value or fair value less associated costs to sell. Fair value is determined based on estimated future net cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques. Due to uncertainties in the estimation process and other factors beyond our control, it is possible that actual results could differ from those estimated. Other than model homes, our inventories typically do not consist of completed unsold homes. However, as discussed above under Item 1 – Business, we may have unsold completed or partially completed homes in our inventory.
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
The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2020	2019	2018
Inventory impairments:
Number of communities or land parcels evaluated for recoverability (a)	24	40	57
Carrying value of communities or land parcels evaluated for recoverability (a)	$228,063	$326,255	$356,100
Number of communities or land parcels written down to fair value	10	8	13
Pre-impairment carrying value of communities or land parcels written down to fair value	$69,211	$41,160	$70,156
Inventory impairment charges	(22,723)	(14,031)	(26,104)
Post-impairment fair value	$46,488	$27,129	$44,052
Land option contract abandonments charges	$5,946	$3,260	$2,890
(a)As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during the years ended November 30, 2020, 2019 and 2018 were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period are counted only once for each applicable year. In addition, we evaluated land held for future development for recoverability during 2020, 2019 and 2018. The inventory impairment charges in each of those years reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
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
We record an inventory impairment charge on a community or land parcel that is active or held for future development when indicators of potential impairment exist and the carrying value of the real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily determined based on the estimated future net cash flows discounted for inherent risk associated with each such asset, or other valuation techniques. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected real estate asset and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and volume of homes delivered. The discount rates used in our estimated discounted cash flows ranged from 17% - 18% in 2020, 17% in 2019, and 17% - 19% during 2018. The discount rates we used were impacted by one or more of the following at the time the calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located.
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
As of November 30, 2020, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $113.1 million, representing 16 communities and various other land parcels. As of November 30, 2019, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $115.6 million, representing 19 communities and various other land parcels.

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
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2020 within five years. The following table presents as of November 30, 2020 and 2019, respectively, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
2020	$1,893.9	49%	$1,843.8	47%	$140.7	4%	$19.1	—%	$3,897.5
2019	1,918.1	52	1,555.3	42	210.7	5	20.5	1	3,704.6
The inventory balances in the 0-2 years and 3-5 years categories were located throughout all of our homebuilding reporting segments, though mostly in our West Coast and Central segments. These categories collectively represented 96% of our total inventories as of November 30, 2020, compared to 94% as of November 30, 2019. The inventory balances in the 6-10 years and greater than 10 years categories were primarily located in our West Coast, Southwest and Central segments, and together totaled $159.8 million at November 30, 2020, compared to $231.2 million at November 30, 2019. The year-over-year decrease was primarily related to our decisions to accelerate the overall timing for selling, building and delivering homes through community reactivations, and generally favorable market conditions. The inventories in the 6-10 years and greater than 10 years categories were generally comprised of land held for future development and active, multi-phase communities with large remaining land positions.
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
We believe that the carrying value of our inventory balance as of November 30, 2020 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, including, among other things, from ongoing negative effects of the COVID-19 pandemic and related COVID-19 control responses, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.

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
Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. Based on this assessment, we may from time to time adjust our warranty accrual rates, which would be applied on a prospective basis to homes delivered. Although adjustments to the accrual rates are infrequent, they may be necessary when actual warranty expenditures have increased or decreased on a sustained basis. Our warranty liability is presented on a gross basis for all years without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.
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
The projection of losses related to these liabilities requires the use of actuarial assumptions. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. A 10% increase in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in increases of approximately $10.4 million in our liability and approximately

$2.5 million in our receivable as of November 30, 2020, and additional expense of approximately $7.9 million for 2020. A 10% decrease in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in decreases of approximately $10.5 million in our liability and approximately $2.5 million in our receivable as of November 30, 2020, and a reduction to expense of approximately $8.0 million for 2020.
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
Income Taxes. As discussed in Note 14 – Income Taxes in the Notes to the Consolidated Financial Statements in this report, we evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. This evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and conditions in the housing market and the broader economy. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related deferred tax assets become deductible. The value of our deferred tax assets in our consolidated balance sheets depends on applicable income tax rates. We base our estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, we also base this estimate on business plan forecasts and other expectations about future outcomes. Changes in positive and negative evidence, including differences between our future operating results and estimates, could result in the establishment of an additional valuation allowance against our deferred tax assets. Accounting for deferred taxes is based upon estimates of future results. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated financial statements. Also, changes in existing federal and state tax laws and corporate income tax rates could affect future tax results and the realization of deferred tax assets over time.
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
OUTLOOK
Given the strong demand we and the homebuilding industry experienced in the 2020 second half, we believe long-term housing market fundamentals are positive. Subsequent to the end of our 2020 fiscal year, demand remained strong, with our net orders for the first seven weeks of the 2021 first quarter up 39% from the corresponding period of 2020. However, we anticipate this year-over-year net order growth will moderate by the end of the quarter due to tougher weekly comparisons for the remainder of the quarter and an anticipated decline in our average community count for the period. We believe our highly customer-centric, personalized approach to homebuilding and operational capabilities will enable us to effectively adapt to evolving buyer preferences and needs and, together with an expected year-over-year increase in community count beginning in the second half of the year, help drive our business in 2021, subject to business conditions.
Our present 2021 outlook is as follows:
2021 First Quarter –
•We expect to generate housing revenues in the range of $1.14 billion to $1.22 billion, an increase from $1.07 billion in the corresponding period of 2020, and anticipate our average selling price to be approximately $390,000, flat as compared to the year-earlier period.
•We expect our homebuilding operating income margin to be in the range of 9.0% to 9.3%, assuming no inventory-related charges, up from 6.1% for the year-earlier quarter.
◦We expect our housing gross profit margin to be in the range of 20.0% to 20.3%, assuming no inventory-related charges, compared to 17.9% for the corresponding 2020 quarter.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.8% to 11.2%, an improvement from the 2020 first quarter ratio of 11.8%.
•We expect the effective tax rate will be approximately 24%, including an expected favorable impact from federal energy tax credits for building energy-efficient homes. The effective tax rate for the prior year quarter was approximately 13%.
•We expect a sequential decrease in our ending community count to a low point for the year, and expect our average community count to decline by a low double-digit percentage range from the 2020 first quarter.
2021 Full Year –
•We expect our housing revenues to be in the range of $5.5 billion to $6.0 billion, an increase of 39% at the mid-point of the range, from $4.15 billion in 2020, and anticipate our average selling price to be in the range of $400,000 to $410,000, an increase of between 3% and 5% from 2020.
•We expect our homebuilding operating income margin to be in the range of 10.4% to 11.0%, assuming no inventory-related charges, compared to 8.4%, which excludes both inventory-related charges and severance charges, for 2020.
◦We expect our housing gross profit margin to be in the range of 20.5% to 21.1%, with each quarter at or above 20%, assuming no inventory-related charges, compared to 19.6% for 2020.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.9% to 10.3%, compared to 11.2%, excluding severance charges, in the prior year.
•We expect the effective tax rate will be approximately 24%, including an expected favorable impact from federal energy tax credits. The effective tax rate for 2020 was approximately 19%.

•We expect our ending community count to be up in the mid to high single-digit percentage range from 2020.
•We expect our return on equity will be above 17%, an improvement of more than 500 basis points compared to 11.8% for 2020.
We believe we are well positioned for 2021 due to, among other things, our strong backlog, planned new home community openings, investments in land and land development and current positive economic and demographic trends, to varying degrees, in many of our served markets. However, our industry continues to experience labor and supply constraints and rising and volatile raw material prices, particularly for lumber. Demand for our products could also be substantially diminished if the public health effort to contain the virulence and spread of COVID-19 continues for a prolonged period during 2021. If these issues worsen in 2021, our business and ability to generate positive growth could be negatively impacted.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the following:
•general economic, employment and business conditions;
•population growth, household formations and demographic trends;
•conditions in the capital, credit and financial markets;
•our ability to access external financing sources and raise capital through the issuance of common stock, debt or other securities, and/or project financing, on favorable terms;
•the execution of any share repurchases pursuant to our board of directors’ authorization;
•material and trade costs and availability, particularly lumber;
•changes in interest rates;
•our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;

•our compliance with the terms of the Credit Facility;
•volatility in the market price of our common stock;
•weak or declining consumer confidence, either generally or specifically with respect to purchasing homes;
•home selling prices, including our homes’ selling prices, increasing at a faster rate than consumer incomes;
•competition from other sellers of new and resale homes;
•weather events, significant natural disasters and other climate and environmental factors;
•any failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations, or to approve additional COVID-19-related relief or stimulus measures, and financial markets’ and businesses’ reactions to any such failure;
•government actions, policies, programs and regulations directed at or affecting the housing market (including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) relief provisions for outstanding mortgage loans and any extensions or broadening thereof, the tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities;
•changes in existing tax laws or enacted corporate income tax rates, including those resulting from regulatory guidance and interpretations issued with respect thereto;
•changes in U.S. trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with and retaliatory measures taken by other countries;
•the adoption of new or amended financial accounting standards and the guidance and/or interpretations with respect thereto;
•the availability and cost of land in desirable areas and our ability to timely develop acquired land parcels and open new home communities;
•our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred;
•costs and/or charges arising from regulatory compliance requirements or from legal, arbitral or regulatory proceedings, investigations, claims or settlements, including unfavorable outcomes in any such matters resulting in actual or potential monetary damage awards, penalties, fines or other direct or indirect payments, or injunctions, consent decrees or other voluntary or involuntary restrictions or adjustments to our business operations or practices that are beyond our current expectations and/or accruals;
•our ability to use/realize the net deferred tax assets we have generated;
•our ability to successfully implement our current and planned strategies and initiatives related to our product, geographic and market positioning, gaining share and scale in our served markets and in entering into new markets;
•our operational and investment concentration in markets in California;
•consumer interest in our new home communities and products, particularly from first-time homebuyers and higher-income consumers;
•our ability to generate orders and convert our backlog of orders to home deliveries and revenues, particularly in key markets in California;
•our ability to successfully implement our business strategies and achieve any associated financial and operational targets and objectives, including those discussed in this report or in other public filings, presentations or disclosures;
•income tax expense volatility associated with stock-based compensation;
•the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services;
•the performance of mortgage lenders to our homebuyers;

•the performance of KBHS;
•information technology failures and data security breaches;
•an epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the control response measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period;
•widespread protests and civil unrest, whether due to political events, efforts to institute law enforcement and other social and political reforms, and the impacts of implementing or failing to implement any such reforms, or otherwise; and
•other events outside of our control.
Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of November 30, 2020 and 2019 (dollars in thousands):

	As of November 30, 2020 and for the Years Ending November 30,							Fair Value at November 30, 2020
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt
Fixed Rate	$—	$800,000	$350,000	$—	$—	$600,000	$1,750,000	$1,924,250
Weighted Average Effective Interest Rate	—%	7.4%	7.5%	—%	—%	6.0%	7.0%

	As of November 30, 2019 and for the Years Ending November 30,							Fair Value at November 30, 2019
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt
Fixed Rate	$—	$—	$800,000	$350,000	$—	$600,000	$1,750,000	$1,921,563
Weighted Average Effective Interest Rate	—%	—%	7.4%	7.5%	—%	6.0%	7.0%

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2020	2019	2018
Total revenues	$4,183,174	$4,552,747	$4,547,002
Homebuilding:
Revenues	$4,167,702	$4,537,658	$4,533,795
Construction and land costs	(3,380,451)	(3,708,928)	(3,743,920)
Selling, general and administrative expenses	(470,779)	(497,350)	(444,154)
Operating income	316,472	331,380	345,721
Interest income	2,554	2,158	3,514
Equity in income (loss) of unconsolidated joint ventures	12,474	(1,549)	2,066
Loss on early extinguishment of debt	—	(6,800)	—
Homebuilding pretax income	331,500	325,189	351,301
Financial services:
Revenues	15,472	15,089	13,207
Expenses	(4,083)	(4,333)	(3,844)
Equity in income of unconsolidated joint ventures	21,154	12,230	7,301
Financial services pretax income	32,543	22,986	16,664
Total pretax income	364,043	348,175	367,965
Income tax expense	(67,800)	(79,400)	(197,600)
Net income	$296,243	$268,775	$170,365
Earnings per share:
Basic	$3.26	$3.04	$1.93
Diluted	$3.13	$2.85	$1.71
Weighted average shares outstanding:
Basic	90,464	87,996	87,773
Diluted	94,086	93,838	101,059
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended November 30,
	2020	2019	2018
Net income	$296,243	$268,775	$170,365
Other comprehensive income (loss):
Postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the period	(8,412)	(10,268)	8,216
Amortization of net actuarial loss	963	218	336
Amortization of prior service cost	425	1,556	1,556
Settlement loss	—	356	—
Other comprehensive income (loss) before tax	(7,024)	(8,138)	10,108
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,897	2,197	(2,749)
Other comprehensive income (loss), net of tax	(5,127)	(5,941)	7,359
Comprehensive income	$291,116	$262,834	$177,724
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2020	2019
Assets
Homebuilding:
Cash and cash equivalents	$681,190	$453,814
Receivables	272,659	249,055
Inventories	3,897,482	3,704,602
Investments in unconsolidated joint ventures	46,785	57,038
Property and equipment, net	65,547	65,043
Deferred tax assets, net	231,067	364,493
Other assets	125,510	83,041
	5,320,240	4,977,086
Financial services	36,202	38,396
Total assets	$5,356,442	$5,015,482

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$273,368	$262,772
Accrued expenses and other liabilities	667,501	618,783
Notes payable	1,747,175	1,748,747
	2,688,044	2,630,302
Financial services	2,629	2,058
Stockholders’ equity:
Preferred stock — $1.00 par value; 10,000,000 shares authorized; none issued	—	—
Common stock —$1.00 par value; 290,000,000 shares authorized at November 30, 2020 and 2019; 99,868,625 and 121,592,978 shares issued at November 30, 2020 and 2019, respectively	99,869	121,593
Paid-in capital	824,306	793,954
Retained earnings	1,868,896	2,157,183
Accumulated other comprehensive loss	(22,276)	(15,506)
Grantor stock ownership trust, at cost: 7,124,317 and 7,630,582 shares at November 30, 2020 and 2019, respectively	(77,265)	(82,758)
Treasury stock, at cost: 1,106,537 and 24,355,845 shares at November 30, 2020 and 2019, respectively	(27,761)	(591,344)
Total stockholders’ equity	2,665,769	2,383,122
Total liabilities and stockholders’ equity	$5,356,442	$5,015,482
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2020, 2019 and 2018
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2017	117,946	(8,898)	(22,021)	$117,946	$727,483	$1,735,695	$(16,924)	$(96,509)	$(541,380)	$1,926,311
Net income	—	—	—	—	—	170,365	—	—	—	170,365
Other comprehensive income, net of tax	—	—	—	—	—	—	7,359	—	—	7,359
Dividends on common stock	—	—	—	—	—	(8,892)	—	—	—	(8,892)
Employee stock options/other	1,196	—	—	1,196	18,815	—	—	—	—	20,011
Stock awards	54	741	48	54	(8,589)	—	—	8,037	498	—
Stock-based compensation	—	—	—	—	15,861	—	—	—	—	15,861
Stock repurchases	—	—	(1,806)	—	—	—	—	—	(35,039)	(35,039)
Tax payments associated with stock-based compensation awards	—	—	(334)	—	—	—	—	—	(8,476)	(8,476)
Balance at November 30, 2018	119,196	(8,157)	(24,113)	119,196	753,570	1,897,168	(9,565)	(88,472)	(584,397)	2,087,500
Cumulative effect of adoption of ASC 606	—	—	—	—	—	11,610	—	—	—	11,610
Net income	—	—	—	—	—	268,775	—	—	—	268,775
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,941)	—	—	(5,941)
Dividends on common stock	—	—	—	—	—	(20,370)	—	—	—	(20,370)
Employee stock options/other	2,341	—	—	2,341	28,183	—	—	—	—	30,524
Stock awards	56	526	27	56	(6,111)	—	—	5,714	341	—
Stock-based compensation	—	—	—	—	18,312	—	—	—	—	18,312
Tax payments associated with stock-based compensation awards	—	—	(270)	—	—	—	—	—	(7,288)	(7,288)
Balance at November 30, 2019	121,593	(7,631)	(24,356)	121,593	793,954	2,157,183	(15,506)	(82,758)	(591,344)	2,383,122
Cumulative effect of adoption of ASC 842	—	—	—	—	—	1,510	—	—	—	1,510
Reclassification of stranded tax effects	—	—	—	—	—	1,643	(1,643)	—	—	—
Net income	—	—	—	—	—	296,243	—	—	—	296,243
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,127)	—	—	(5,127)
Dividends on common stock	—	—	—	—	—	(38,065)	—	—	—	(38,065)
Employee stock options/other	1,696	—	17	1,696	13,941	—	—	—	421	16,058
Stock awards	68	507	(15)	68	(5,120)	—	—	5,493	(441)	—
Stock-based compensation	—	—	—	—	21,531	—	—	—	—	21,531
Tax payments associated with stock-based compensation awards	—	—	(241)	—	—	—	—	—	(9,503)	(9,503)
Retirement of treasury stock	(23,488)	—	23,488	(23,488)	—	(549,618)	—	—	573,106	—
Balance at November 30, 2020	99,869	(7,124)	(1,107)	$99,869	$824,306	$1,868,896	$(22,276)	$(77,265)	$(27,761)	$2,665,769
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2020	2019	2018
Cash flows from operating activities:
Net income	$296,243	$268,775	$170,365
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(33,628)	(10,681)	(9,367)
Distributions of earnings from unconsolidated joint ventures	35,649	6,450	9,047
Amortization of discounts, premiums and issuance costs	2,498	4,426	6,232
Depreciation and amortization	28,396	27,158	2,530
Deferred income taxes	50,304	73,303	191,817
Loss on early extinguishment of debt	—	6,800	—
Stock-based compensation	21,531	18,312	15,861
Inventory impairments and land option contract abandonments	28,669	17,291	28,994
Changes in assets and liabilities:
Receivables	59,257	44,428	(49,778)
Inventories	(183,233)	(165,347)	(270,126)
Accounts payable, accrued expenses and other liabilities	4,091	(40,583)	126,710
Other, net	901	710	(773)
Net cash provided by operating activities	310,678	251,042	221,512
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(10,373)	(11,290)	(22,671)
Return of investments in unconsolidated joint ventures	12,651	5,001	9,934
Proceeds from sale of building	—	5,804	—
Purchases of property and equipment, net	(28,841)	(40,459)	(7,370)
Net cash used in investing activities	(26,563)	(40,944)	(20,107)
Cash flows from financing activities:
Proceeds from issuance of debt	—	705,250	—
Repayment of senior notes	—	(986,231)	(300,000)
Payment of issuance costs	—	(11,128)	—
Borrowings under revolving credit facility	—	610,000	70,000
Repayments under revolving credit facility	—	(610,000)	(70,000)
Payments on mortgages and land contracts due to land sellers and other loans	(24,934)	(41,116)	(14,751)
Issuance of common stock under employee stock plans	16,058	30,524	20,011
Stock repurchases	—	—	(35,039)
Tax payments associated with stock-based compensation awards	(9,503)	(7,288)	(8,476)
Payments of cash dividends	(38,065)	(20,370)	(8,892)
Net cash used in financing activities	(56,444)	(330,359)	(347,147)
Net increase (decrease) in cash and cash equivalents	227,671	(120,261)	(145,742)
Cash and cash equivalents at beginning of year	454,858	575,119	720,861
Cash and cash equivalents at end of year	$682,529	$454,858	$575,119
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Operations. KB Home is a builder of attached and detached single-family residential homes, townhomes and condominiums. As of November 30, 2020, we conducted ongoing operations in Arizona, California, Colorado, Florida, Nevada, North Carolina, Texas and Washington. We also offer various insurance products to our homebuyers in the same markets where we build homes, and provide title services in the majority of our markets located within our Southwest, Central and Southeast homebuilding reporting segments. We provide mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, an unconsolidated joint venture we formed with Stearns.
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
Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related COVID-19 control responses severely impacted the global and national economies (with the U.S. entering a recession), the housing market and our business during our second quarter. Amid extraordinary economic disruptions; a sudden rise in unemployment; significant stock market and secondary market volatility; uncertainty about how to effectively contain COVID-19’s spread; weakened consumer confidence; and our swift closing of our sales centers, model homes and design studios to the public and shift to virtual sales tools and appointment-only personalized home sales processes, where permitted, we saw a drastic decrease in demand for new homes (including homes ordered in the first quarter) and our order pace slowed significantly. Along with a considerable increase in home purchase cancellations, largely reflecting our proactive efforts to assure a backlog of qualified homebuyers amid the pandemic-induced economic downturn, we experienced a sizable reduction in our 2020 second quarter net orders. Due to this reduction in net orders, we entered the third quarter with 14% fewer homes in backlog as compared to the previous year. Further, our construction activities were restricted in many jurisdictions, and completely shut down in some of them, and together with the reduced availability or capacity of some municipal and private services necessary to build and deliver homes, and supply chain disruptions, our cycle times became extended. This caused home delivery delays during most of the second quarter, which tempered our revenues for the period.
With the easing of public health orders to varying degrees in our served markets beginning in May 2020 and the associated ability to open our communities to walk-in traffic, following appropriate safety protocols and applicable health guidelines, complemented by our enhanced virtual selling capabilities, our net orders began to rebound significantly. This positive momentum continued through the 2020 second half, largely fueled by the combination of historically low mortgage rates, a limited supply of resale inventory, an underproduction of new homes over the past decade, favorable demographic trends and consumers’ increasing desire to own a home. Reflecting this strong demand, our 2020 third and fourth quarter net orders rose to their respective highest levels since 2005. Though this sharp rise in net orders in the second half generated substantial expansion in our backlog, our deliveries and revenues for the third and fourth quarters were moderated primarily by the negative effects of the COVID-19 pandemic in our 2020 second quarter.
During the 2020 second quarter and most of the 2020 third quarter, in prioritizing cash preservation and liquidity in light of lingering uncertainty surrounding the COVID-19 pandemic, we limited our investments in land and land development. With the sustained strong housing demand over the 2020 second half, we intensified our investments in the fourth quarter to measurably expand our lot pipeline and support community count growth in the future. In the 2020 second quarter, we also curtailed our overhead expenditures, partly through workforce realignment and reductions. As a result, our selling, general and administrative expenses for the year ended November 30, 2020 include severance charges of $6.7 million that we recorded in the 2020 second quarter. Our consolidated financial statements and the notes thereto in this report reflect the foregoing course of unprecedented events and the actions we took in 2020 in response to the pandemic.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $508.5 million at November 30, 2020 and $302.5 million at November 30, 2019. At November 30, 2020 and 2019, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.

Receivables. Receivables are evaluated for collectibility at least quarterly, and allowances for potential losses are established or maintained on applicable receivables when collection is considered doubtful, taking into account historical experience, prevailing economic conditions and other relevant information.
Property and Equipment and Depreciation. Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows: computer software and equipment – two to five years; model furnishings and sales office improvements – two to three years; office furniture and equipment – three to 10 years; and leasehold improvements – life of the lease. Repair and maintenance costs are expensed as incurred. Depreciation expense totaled $28.4 million in 2020, $27.2 million in 2019 and $2.5 million in 2018.
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
Our home sale transactions are made pursuant to contracts under which we typically have a single performance obligation to deliver a completed home to the homebuyer when closing conditions are met. Revenues from home sales are recognized when we have satisfied the performance obligation within the sales contract, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date. Under our home sale contracts, we typically receive an initial cash deposit from the homebuyer at the time the sales contract is executed and receive the remaining consideration to which we are entitled, through a third-party escrow agent, at closing. Customer deposits related to sold but undelivered homes are included in accrued expenses and other liabilities.
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
Disaggregation of Revenues. Our homebuilding operations accounted for 99.6% and 99.7% of our total revenues for the years ended November 30, 2020 and 2019, with most of those revenues generated from home sale contracts with customers. Due to the nature of our revenue-generating activities, we believe the disaggregation of revenues as reported in our consolidated statement of operations, and as disclosed by homebuilding reporting segment in Note 2 – Segment Information and for our financial services reporting segment in Note 3 – Financial Services, fairly depicts how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
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
Capitalized Interest. Interest is capitalized to inventories while the related communities or land parcels are being actively developed and until homes are completed or the land is available for immediate sale. Capitalized interest is amortized to construction and land costs as the related inventories are delivered to homebuyers or land buyers (as applicable). In the case of land held for future development and land held for sale, applicable interest is expensed as incurred.
Fair Value Measurements. Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. For these real estate assets, fair value is determined based on the estimated future net cash flows discounted for inherent risk associated with each such asset, or other valuation techniques.
Our financial instruments consist of cash and cash equivalents, senior notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques as appropriate. When available, we use quoted market prices in active markets to determine fair value.
Financial Services Operations. Our financial services reporting segment generates revenues primarily from insurance commissions and title services. Revenues from title services are recognized when policies are issued, which generally occurs at the time each applicable home sale is closed. We receive commissions from various third-party insurance carriers for arranging for the carriers to provide homeowner and other insurance policies for our homebuyers that elect to obtain such coverage. In addition, each time a homebuyer renews their insurance policy with the insurance carrier, we receive a renewal commission. Revenues from insurance commissions are recognized when the insurance carrier issues an initial insurance policy to our homebuyer, which generally occurs at the time each applicable home sale is closed. As our performance obligations for policy renewal commissions are satisfied upon issuance of the initial insurance policy, insurance commissions for renewals are considered variable consideration under ASC 606. Accordingly, we estimate the probable future renewal commissions when an initial policy is issued and record a corresponding contract asset and insurance commission revenues. We estimate the amount of variable consideration based on historical renewal trends and constrain the estimate such that it is probable that a significant reversal of cumulative recognized revenue will not occur. We also consider the likelihood and magnitude of a potential future reversal of revenue and update our assessment at the end of each reporting period. The contract assets for estimated future renewal commissions are included in other assets within our financial services reporting segment.
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
Community Sales Office and Other Marketing- and Model Home-Related Costs. Community sales office and other marketing- and model home-related costs are either recorded as inventories, capitalized as property and equipment, or expensed to selling, general and administrative expenses as incurred. Costs related to the construction of a model home, inclusive of upgrades that will be sold as part of the home, are recorded as inventories and recognized as construction and land costs when the model home is delivered to a homebuyer. Costs to furnish and ready a model home or on-site community sales facility that will not be sold as part of the model home, such as costs for model furnishings, community sales office and model complex grounds, sales office construction and sales office furniture and equipment, are capitalized as property and equipment under “model furnishings and sales office improvements.” Model furnishings and sales office improvements are depreciated to selling, general and administrative expenses over their estimated useful lives. Other costs related to the marketing of a community, removing the on-site community sales facility and readying a completed (model) home for sale are expensed to selling, general and administrative expenses as incurred.
Advertising Costs. We expense advertising costs as incurred. We incurred advertising costs of $29.3 million in 2020, $43.6 million in 2019 and $37.3 million in 2018.
Legal Fees. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized to inventories in our consolidated balance sheets as incurred. We expensed legal fees of $11.6 million in 2020, $16.7 million in 2019 and $12.4 million in 2018.
Stock-Based Compensation. We measure and recognize compensation expense associated with our grant of equity-based awards at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. We estimate the fair value of stock options and Director Plan SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. We estimate the fair value of other equity-based awards using the closing price of our common stock on the grant date. For PSUs, we recognize compensation expense ratably over the vesting period when it is probable that stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change.
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
Accumulated Other Comprehensive Loss. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2020 and 2019 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss related to our benefit plan obligations. Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured.
Earnings Per Share. We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at November 30, 2020, 2019 or 2018.
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

On December 1, 2018, we adopted ASC 606, using the modified retrospective method applied to contracts that were not completed as of the adoption date. Results for reporting periods beginning December 1, 2018 and after are presented under ASC 606, while results for prior reporting periods have not been adjusted and continue to be presented under the accounting guidance in effect for those periods. Upon the adoption of ASC 606, we recorded a cumulative effect adjustment to increase beginning retained earnings by $11.6 million as of December 1, 2018.
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
In March 2020, the SEC issued Final Rule Release No. 33-10762, “Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities” (“SEC Release No. 33-10762”), which amends Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. In October 2020, the FASB issued Accounting Standards Update No. 2020-09, “Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762,” which amends and updates the FASB Codification to reflect SEC Release No. 33-10762. The new SEC and FASB guidance is effective January 4, 2021 with earlier adoption permitted. We adopted this new guidance effective November 30, 2020. Accordingly, summarized financial information has been presented for the issuer and guarantors of our registered debt securities, and the required disclosures have been moved from the Notes to Consolidated Financial Statements to Item 7 – Management’s Discussion and Analysis of Results of Operations and Financial Condition in this report.
Recent Accounting Pronouncements Not Yet Adopted. In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an incurred loss approach to a new expected credit loss methodology. ASU 2016-13 is effective for us beginning December 1, 2020. While we have not completed our evaluation, based on our procedures to date, we do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.
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
As of November 30, 2020, our homebuilding reporting segments conducted ongoing operations in the following states to the extent permitted by applicable public health orders as part of their respective COVID-19 control responses:

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
Our financial services reporting segment offers property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provides title services in the majority of our markets located within our Southwest, Central and Southeast homebuilding reporting segments. In 2019, we expanded our title services business to include Arizona, Colorado and Nevada. Our financial services segment earns revenues primarily from insurance commissions and from the provision of title services.
We offer mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, an unconsolidated joint venture we formed with Stearns. We and Stearns each have a 50.0% ownership interest, with Stearns providing management oversight of KBHS’ operations. Our homebuyers may select any lender of their choice to obtain mortgage financing for the purchase of their home. The financial services reporting segment is separately reported in our consolidated financial statements.
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Years Ended November 30,
	2020	2019	2018
Revenues:
West Coast	$1,748,582	$1,912,146	$2,085,328
Southwest	796,810	764,816	707,075
Central	1,192,869	1,267,892	1,239,305
Southeast	429,441	592,804	502,087
Total	$4,167,702	$4,537,658	$4,533,795

Pretax income (loss):
West Coast	$151,039	$178,078	$240,337
Southwest	133,386	111,016	91,017
Central	128,802	126,304	117,609
Southeast	22,950	18,550	7,624
Corporate and other	(104,677)	(108,759)	(105,286)
Total	$331,500	$325,189	$351,301

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$12,972	$(851)	$(966)
Southwest	(497)	(697)	3,033
Central	—	—	—
Southeast	(1)	(1)	(1)
Total	$12,474	$(1,549)	$2,066

Inventory impairment and land option contract abandonment charges:
West Coast	$21,941	$15,567	$20,381
Southwest	570	408	432
Central	5,520	848	2,558
Southeast	638	468	5,623
Total	$28,669	$17,291	$28,994

	November 30,
	2020	2019
Inventories:
West Coast	$1,928,500	$1,795,088
Southwest	688,807	629,811
Central	867,170	889,179
Southeast	413,005	390,524
Total	$3,897,482	$3,704,602

	November 30,
	2020	2019
Investments in unconsolidated joint ventures:
West Coast	$42,762	$51,740
Southwest	1,516	2,792
Central	—	—
Southeast	2,507	2,506
Total	$46,785	$57,038
Assets:
West Coast	$2,057,362	$1,925,192
Southwest	738,765	674,310
Central	998,612	1,035,563
Southeast	448,388	441,451
Corporate and other	1,077,113	900,570
Total	$5,320,240	$4,977,086
Note 3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2020	2019	2018
Revenues
Insurance commissions	$8,589	$8,662	$7,535
Title services	6,883	6,421	5,672
Interest income	—	6	—
Total	15,472	15,089	13,207
Expenses
General and administrative	(4,083)	(4,333)	(3,844)
Operating income	11,389	10,756	9,363
Equity in income of unconsolidated joint ventures	21,154	12,230	7,301
Pretax income	$32,543	$22,986	$16,664

	November 30,
	2020	2019
Assets
Cash and cash equivalents	$1,339	$1,044
Receivables	1,988	2,232
Investments in unconsolidated joint ventures	10,978	14,374
Other assets (a)	21,897	20,746
Total assets	$36,202	$38,396
Liabilities
Accounts payable and accrued expenses	$2,629	$2,058
Total liabilities	$2,629	$2,058
(a)Other assets at November 30, 2020 and 2019 included $21.5 million and $20.6 million, respectively, of contract assets for estimated future renewal commissions.

Note 4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2020	2019	2018
Numerator:
Net income	$296,243	$268,775	$170,365
Less: Distributed earnings allocated to nonvested restricted stock	(197)	(123)	(51)
Less: Undistributed earnings allocated to nonvested restricted stock	(1,329)	(1,505)	(927)
Numerator for basic earnings per share	294,717	267,147	169,387
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	—	541	3,190
Add: Undistributed earnings allocated to nonvested restricted stock	1,329	1,505	927
Less: Undistributed earnings reallocated to nonvested restricted stock	(1,278)	(1,412)	(805)
Numerator for diluted earnings per share	$294,768	$267,781	$172,699

Denominator:
Weighted average shares outstanding — basic	90,464	87,996	87,773
Effect of dilutive securities:
Share-based payments	3,622	4,415	4,884
Convertible senior notes	—	1,427	8,402
Weighted average shares outstanding — diluted	94,086	93,838	101,059
Basic earnings per share	$3.26	$3.04	$1.93
Diluted earnings per share	$3.13	$2.85	$1.71
In 2020, no outstanding stock options were excluded from the diluted earnings per share calculation. In 2019 and 2018, outstanding stock options to purchase a nominal amount and .8 million shares of common stock, respectively, were excluded from the diluted earnings per share calculations because the effect of their inclusion would be antidilutive. The diluted earnings per share calculations for the years ended November 30, 2019 and 2018 included the dilutive effect of our 1.375% Convertible Senior Notes due 2019 based on the number of days they were outstanding during each period. We repaid these notes at their February 1, 2019 maturity.
Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

Note 5.    Receivables
Receivables consisted of the following (in thousands):

	November 30,
	2020	2019
Due from utility companies, improvement districts and municipalities (a)	$105,700	$128,047
Recoveries related to self-insurance and other legal claims	82,018	80,729
Income taxes receivable	41,323	—
Refundable deposits and bonds	10,897	10,925
Other	40,020	37,846
Subtotal	279,958	257,547
Allowance for doubtful accounts	(7,299)	(8,492)
Total	$272,659	$249,055
(a)These receivables typically relate to infrastructure improvements we make with respect to our communities. We are generally reimbursed for the cost of such improvements when they are accepted by the utility company, improvement district or municipality, or after certain events occur, depending on the terms of the applicable agreements. These events may include, but are not limited to, the connection of utilities or the issuance of bonds by the respective improvement districts or municipalities.
Note 6.    Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2020	2019
Homes under construction	$1,437,911	$1,340,412
Land under development	2,459,571	2,364,190
Total	$3,897,482	$3,704,602
Homes under construction is comprised of costs associated with homes completed or in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs. Land development costs also include capitalized interest and real estate taxes. When home construction begins, the associated land acquisition and land development costs are included in homes under construction.
Land under development at November 30, 2020 and 2019 included land held for future development of $74.0 million and $131.2 million, respectively. Land held for future development principally relates to land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a particular community by delaying improvements for a period of time to, for instance, allow earlier phases of a long-term, multi-phase community or a neighboring community to generate or extend sales momentum, or for market conditions to improve. In some instances, we may activate or resume development activity for such inventory to accelerate sales and/or our return on investment. During 2020 and 2019, we changed our strategy related to certain land parcels located in improving housing markets where we determined the incremental investment in development to be justified and decided to build and sell homes on these parcels. As part of this strategy change, we activated assets previously held for future development in certain markets in 2020 and 2019.
Land under development also included land held for sale of $1.3 million at November 30, 2020 and $19.3 million at November 30, 2019. Land is generally considered held for sale when management commits to a plan to sell the land; the land is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale of the land is expected to be completed within one year; the land is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. Interest and real estate taxes are not capitalized on land held for future development or land held for sale. Land held for sale as of November 30, 2020 consisted of land parcels that either have been contracted to sell or that we are continuing to actively market and/or intend to sell within one year.
Our interest costs were as follows (in thousands):

	Years Ended November 30,
	2020	2019	2018
Capitalized interest at beginning of year	$195,738	$209,129	$262,191
Interest incurred	124,147	143,412	149,698
Interest amortized to construction and land costs (a)	(129,772)	(156,803)	(202,760)
Capitalized interest at end of year (b)	$190,113	$195,738	$209,129
(a)Interest amortized to construction and land costs for the years ended November 30, 2020, 2019 and 2018 included $.4 million, $.7 million and $4.8 million, respectively, related to land sales during the periods.
(b)Capitalized interest amounts reflect the gross amount of capitalized interest, as inventory impairment charges recognized, if any, are not generally allocated to specific components of inventory.
Note 7.    Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future deliveries; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability. We evaluated 24, 40 and 57 communities or land parcels for recoverability during the years ended November 30, 2020, 2019 and 2018, respectively. The carrying values of those communities or land parcels evaluated during the years ended November 30, 2020, 2019 and 2018 were $228.1 million, $326.3 million and $356.1 million, respectively. The communities or land parcels evaluated during 2020, 2019 and 2018 included certain communities or land parcels previously held for future development that were reactivated as part of our efforts to improve our asset efficiency. As impairment indicators are assessed on a quarterly basis, some of the communities or land parcels evaluated during these years were evaluated in more than one quarterly period. Communities or land parcels evaluated for recoverability in more than one quarterly period are counted only once for each applicable year. In addition, we evaluated land held for future development for recoverability during 2020, 2019 and 2018. In some cases, we have recognized inventory impairment charges for particular communities or land parcels in multiple years. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. These factors may include recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the year ended November 30, 2020, these expectations considered that our net orders, ending backlog and cancellation rates for the 2020 third and fourth quarters improved from both the corresponding year-earlier quarters as well as the 2020 second quarter, when the early stages of the COVID-19 pandemic and related COVID-19 control responses in our served markets caused a significant contraction in economic activity and adversely affected our ability to conduct normal operations, as described in Note 1 – Summary of Significant Accounting Policies. Our impairment assessments also considered that while the number of homes delivered in the 2020 third and fourth quarters decreased from the corresponding year-earlier quarters, reflecting the negative COVID-19-related impacts earlier in the year, the average selling price of those homes increased and our housing gross profit margins improved significantly over the same periods. Moreover, the average selling price of our net orders generated during the 2020 third and fourth quarters increased from the corresponding year-earlier periods.

Taken together, and notwithstanding the significant disruptions associated with the COVID-19 pandemic during the 2020 second quarter, our inventory assessments as of November 30, 2020 determined that market conditions for each of our assets in inventory where impairment indicators were identified were expected to be sufficiently stable, with a solid net order pace and a steady average selling price for 2021 and beyond relative to the pace and performance in recent quarters, to support such assets’ recoverability. Our inventory is assessed for potential impairment on a quarterly basis, and the assumptions used are reviewed and adjusted, as necessary, to reflect the market conditions and trends and our expectations at the time each assessment is performed.
With respect to the year ended November 30, 2019, our expectations reflected our experience that, notwithstanding fluctuations in our company-wide net orders, backlog levels, homes delivered and housing gross profit margin during the period, on a year-over-year basis, conditions in the markets where assessed assets were located were generally stable or improved, with no significant deterioration identified or projected, as to revenue and cost drivers that would prevent or otherwise impact recoverability.
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
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to impaired communities, other than land held for sale, written down to fair value during the years presented:

	Years Ended November 30,
Unobservable Input (a)	2020	2019	2018
Average selling price	$301,600 -$1,127,100	$315,000 - $1,045,400	$291,300 - $774,100
Deliveries per month	1 - 4	1 - 4	2 - 6
Discount rate	17% - 18%	17%	17% - 19%
(a)The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.

Based on the results of our evaluations, we recognized inventory impairment charges of $22.7 million in 2020 related to 10 communities with a post-impairment fair value of $46.5 million. In 2019, we recognized inventory impairment charges of $14.0 million related to eight communities with a post-impairment fair value of $27.1 million. In 2018, we recognized inventory impairment charges of $26.1 million related to 13 communities with a post-impairment fair value of $44.1 million. The impairment charges in 2020, 2019 and 2018 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development. If we change our strategy or if there are changes in market conditions for any given asset, it is possible that we may recognize additional inventory impairment charges.
As of November 30, 2020, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $113.1 million, representing 16 communities and various other land parcels. As of November 30, 2019, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $115.6 million, representing 19 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our investment return standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $5.9 million in 2020, $3.3 million in 2019 and $2.9 million in 2018. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years, and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2020 within five years.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
Note 8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at November 30, 2020 and 2019 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at November 30, 2020 and 2019 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
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
We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of November 30, 2020 and 2019, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2020		November 30, 2019
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$20,962	$910,495	$34,595	$823,427
Other land option contracts and other similar contracts	33,672	507,934	40,591	600,092
Total	$54,634	$1,418,429	$75,186	$1,423,519
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $31.1 million at November 30, 2020 and $32.8 million at November 30, 2019. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $19.4 million at November 30, 2020 and $12.2 million at November 30, 2019.
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
The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2020	2019	2018
Revenues	$127,270	$23,676	$59,418
Construction and land costs	(93,162)	(23,659)	(46,288)
Other expenses, net	(8,850)	(2,644)	(2,674)
Income (loss)	$25,258	$(2,627)	$10,456
For the year ended November 30, 2020, combined revenues and construction and land costs mainly related to homes delivered from an unconsolidated joint venture in California. For the years ended November 30, 2019 and 2018, combined revenues and construction and land costs were generated primarily from land sales. The higher combined revenues and income for 2018 as compared to 2019, mainly reflected the sale of land by an unconsolidated joint venture in Arizona, and contingent consideration (profit participation revenues) earned by an unconsolidated joint venture in California.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	November 30,
	2020	2019
Assets
Cash	$38,837	$23,965
Receivables	96	12
Inventories	65,233	139,536
Other assets	593	780
Total assets	$104,759	$164,293
Liabilities and equity
Accounts payable and other liabilities	$14,037	$13,282
Notes payable (a)	—	40,672
Equity	90,722	110,339
Total liabilities and equity	$104,759	$164,293
(a)At both November 30, 2020 and 2019, we had investments in five unconsolidated joint ventures. At November 30, 2019, one of our unconsolidated joint ventures had a construction loan agreement with a third-party lender to finance its land development activities. The outstanding debt was secured by the underlying property and related project assets and was non-recourse to us. All of the outstanding secured debt was repaid in April 2020. None of our unconsolidated joint ventures had outstanding debt at November 30, 2020.

Note 10.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	November 30,
	2020	2019
Computer software and equipment	$32,902	$27,091
Model furnishings and sales office improvements	83,882	82,117
Leasehold improvements, office furniture and equipment	17,245	16,173
Subtotal	134,029	125,381
Less accumulated depreciation	(68,482)	(60,338)
Total	$65,547	$65,043
Note 11.    Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2020	2019
Cash surrender value and benefit receivable from corporate-owned life insurance contracts	$73,227	$73,849
Lease right-of-use assets	35,967	—
Prepaid expenses	13,916	5,944
Debt issuance costs associated with unsecured revolving credit facility, net	2,400	3,248
Total	$125,510	$83,041
Note 12.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2020	2019
Self-insurance and other legal liabilities	$232,556	$229,483
Employee compensation and related benefits	165,342	163,646
Warranty liability	91,646	88,839
Lease liabilities	37,668	—
Accrued interest payable	31,641	32,507
Inventory-related obligations (a)	31,094	26,264
Customer deposits	26,243	22,382
Real estate and business taxes	14,249	14,872
Other	37,062	40,790
Total	$667,501	$618,783
(a)Represents liabilities for financing arrangements discussed in Note 8 – Variable Interest Entities, as well as liabilities for fixed or determinable amounts associated with TIFE assessments. As homes are delivered, our obligation to pay the remaining TIFE assessments associated with each underlying lot is transferred to the homebuyer. As such, these assessment obligations will be paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.

Note 13.    Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded on our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Some of our leases include one or more renewal options, the exercise of which is generally at our discretion. Such options are excluded from the expected term of the lease unless we determine it is reasonably certain the option will be exercised. Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments. In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization. Our lease population at November 30, 2020 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate office, division offices and design studios, as well as certain equipment leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. For the year ended November 30, 2020, our total lease expense was $17.7 million, which included short-term lease costs of $6.0 million. Variable lease costs and external sublease income for the year ended November 30, 2020 were immaterial.
The following table presents our lease right-of-use assets, lease liabilities and the weighted-average remaining lease term and weighted-average discount rate (incremental borrowing rate) used in calculating the lease liabilities (dollars in thousands):

November 30, 2020
Lease right-of-use assets (a)	$36,270
Lease liabilities (b)	38,000
Weighted-average remaining lease term	4.5 years
Weighted-average discount rate (incremental borrowing rate)	5.1%
(a)Represents lease right-of-use assets of $36.0 million within our homebuilding operations and $.3 million within our financial services operations.
(b)Represents lease liabilities of $37.7 million within our homebuilding operations and $.3 million within our financial services operations.

The following table presents additional information about our leases (in thousands):

Year Ended November 30, 2020
Lease right-of-use assets obtained in exchange for new lease liabilities	$14,229
Cash payments on lease liabilities	11,243

As of November 30, 2020, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2021	$11,189
2022	10,232
2023	7,927
2024	5,834
2025	4,494
Thereafter	3,111
Total lease payments	42,787
Less: Interest	(4,787)
Present value of lease liabilities	$38,000
Note 14.    Income Taxes
Income Tax Expense. The components of the income tax expense in our consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2020
Current	$(12,100)	$(3,500)	$(15,600)
Deferred	(36,200)	(16,000)	(52,200)
Income tax expense	$(48,300)	$(19,500)	$(67,800)

2019
Current	$(200)	$(3,700)	$(3,900)
Deferred	(53,800)	(21,700)	(75,500)
Income tax expense	$(54,000)	$(25,400)	$(79,400)

2018
Current	$(3,600)	$(4,800)	$(8,400)
Deferred	(170,700)	(18,500)	(189,200)
Income tax expense	$(174,300)	$(23,300)	$(197,600)
Our effective tax rates were 18.6% for 2020, 22.8% for 2019 and 53.7% for 2018.
In 2020, our income tax expense and effective tax rate reflected the favorable impacts of $18.7 million of federal energy tax credits we earned from building energy-efficient homes, $12.0 million of excess tax benefits related to stock-based compensation, partly offset by $5.7 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). In 2019, our income tax expense and effective tax rate reflected the favorable impacts of $5.3 million of excess tax benefits related to stock-based compensation, a $4.4 million deferred tax asset valuation allowance reversal related to refundable alternative minimum tax (“AMT”) and $4.3 million of federal energy tax credits we earned from building energy-efficient homes, partly offset by $5.3 million of non-deductible executive compensation expense and a $1.9 million non-cash charge due to the re-measurement of deferred tax assets based on a reduction in certain state income tax rates.
Our income tax expense and effective tax rate for 2018 included a charge of $112.5 million for TCJA-related impacts, as described below; the favorable effect of the reduction in the federal corporate income tax rate under the TCJA; the favorable net impact of federal energy tax credits of $10.7 million we earned from building energy-efficient homes; a $2.1 million net tax benefit from a reduction in our deferred tax asset valuation allowance; and excess tax benefits of $1.0 million related to stock-based compensation. The TCJA required us to use a blended federal tax rate for our 2018 fiscal year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, our 2018 annual federal statutory tax rate was reduced to approximately 22%.

The federal energy tax credits for the year ended November 30, 2020 resulted from legislation enacted in December 2019 that, among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2020. The federal energy tax credits for the years ended November 30, 2019 and 2018 resulted from legislation enacted on February 9, 2018 that, among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2017. Prior to this legislation, the tax credit expired on December 31, 2016.
On March 27, 2020, the CARES Act was enacted to provide economic and other relief from the COVID-19 pandemic. Among other things, the CARES Act provides various income and payroll tax provisions that we do not expect to have a material impact on our income tax expense or effective tax rate for 2020. The CARES Act also accelerated the timetable for AMT credit refunds. As a result, in the 2020 second quarter, we filed a superseding 2019 federal income tax return claiming an additional refund of $39.3 million of AMT credits and reclassified this amount from deferred tax assets to receivables. In the fourth quarter, an amended 2019 federal income tax return was filed to expedite our additional refund and to recognize federal energy tax credits we earned from building energy-efficient homes in 2019. These credits were in addition to the $43.3 million of AMT tax credits that we reclassified from deferred tax assets to receivables in the 2020 first quarter when we filed a preliminary 2019 federal income tax return. We received the $43.3 million AMT credit refund in the 2020 third quarter. Our accounting policy regarding the balance sheet presentation of AMT credits is to maintain the balance in deferred tax assets until a tax return is filed claiming a refund of a portion of the credit, at which time such amount will be presented in receivables.
In June 2020, California enacted tax legislation that approved the suspension of California NOL deductions for tax years 2020, 2021 and 2022. The suspension of California NOL deductions did not have an impact on our income tax expense for the year ended November 30, 2020.
TCJA. The TCJA, enacted in December 2017, among other things: (a) reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018; (b) eliminated the federal corporate AMT and changed how existing AMT credits can be realized; and (c) eliminated several business deductions and credits, including deductions for certain executive compensation in excess of $1 million. In 2018, based on our analysis of the TCJA’s income tax effects, we recorded a total non-cash charge of $112.5 million to income tax expense, comprised of a provisional estimate of $111.2 million recorded in the 2018 first quarter and an additional $1.3 million charge in the 2018 fourth quarter. The following TCJA-related impacts were reflected in our consolidated financial statements for the year ended November 30, 2018:
•We recorded a non-cash charge of $106.7 million in income tax expense due to the accounting re-measurement of our deferred tax assets based on the lower federal corporate income tax rate under the TCJA.
•We established a federal deferred tax valuation allowance of $3.3 million for 2018 to reflect a sequestration reduction rate of approximately 6.6% on our then-estimated refundable AMT credit carryforwards of approximately $50.0 million.
•We recorded a non-cash charge of $2.5 million in income tax expense for disallowed executive compensation due to the TCJA’s eliminating the deductibility of certain performance-based compensation.
Deferred Tax Assets, Net. Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2020	2019
Deferred tax liabilities:
Capitalized expenses	$43,439	$43,818
State taxes	22,562	26,290
Depreciation and amortization	2,714	—
Other	2,884	4,132
Total	71,599	74,240

	November 30,
	2020	2019
Deferred tax assets:
NOLs from 2006 through 2020	$79,987	$95,562
Tax credits	75,108	180,737
Employee benefits	52,713	53,294
Warranty, legal and other accruals	41,319	40,954
Inventory impairment and land option contract abandonment charges	40,998	48,862
Capitalized expenses	19,903	25,116
Partnerships and joint ventures	8,733	9,990
Depreciation and amortization	—	479
Other	1,905	2,939
Total	320,666	457,933
Valuation allowance	(18,000)	(19,200)
Total	302,666	438,733
Deferred tax assets, net	$231,067	$364,493
Reconciliation of Expected Income Tax Expense. The income tax expense computed at the statutory U.S. federal income tax rate and the income tax expense provided in our consolidated statements of operations differ as follows (dollars in thousands):

	Years Ended November 30,
	2020		2019		2018
	$	%	$	%	$	%
Income tax expense computed at statutory rate	$(76,449)	(21.0)%	$(73,117)	(21.0)%	$(81,689)	(22.2)%
Tax credits	18,734	5.1	6,595	1.9	14,177	3.9
Depreciation and amortization	9,910	2.7	4,276	1.2	1,223	.3
Valuation allowance for deferred tax assets	1,200	.3	4,400	1.3	2,000	.5
Non-deductible compensation	(4,812)	(1.3)	(4,653)	(1.3)	—	—
State taxes, net of federal income tax benefit	(16,395)	(4.4)	(20,927)	(6.0)	(20,155)	(5.5)
NOL reconciliation	—	—	3,111	.9	—	—
TCJA adjustment	—	—	—	—	(112,458)	(30.5)
Other, net	12	—	915	.2	(698)	(.2)
Income tax expense	$(67,800)	(18.6)%	$(79,400)	(22.8)%	$(197,600)	(53.7)%
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
Our deferred tax assets of $249.1 million at November 30, 2020 and $383.7 million at November 30, 2019 were partially offset in each year by valuation allowances of $18.0 million and $19.2 million, respectively. Our deferred tax assets as of November 30, 2020 reflected the above-mentioned AMT credit reclassifications totaling $82.6 million from deferred tax assets to receivables in 2020. The deferred tax asset valuation allowances at November 30, 2020 and 2019 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. As of November 30, 2020, we would need to generate approximately $900 million of pretax income in future periods before 2040 to realize our deferred tax assets. As a result of an expiration and the remeasurement of certain state NOLs, we decreased both our deferred tax assets and the related deferred tax asset valuation allowance for these NOLs by $1.2 million in 2020. Based on the evaluation of our deferred tax assets as of November 30, 2020, we determined that most of our deferred tax assets would be realized. The decrease in the valuation allowance during 2019 primarily reflected our reversal of the above-mentioned $4.4 million deferred tax asset valuation allowance, partly due to the Internal Revenue Service’s announcement in January 2019 that refundable AMT credits will not be subject to sequestration for taxable years beginning after December 31, 2017. As noted above, in 2018, we established a federal deferred tax asset valuation allowance of $3.3 million due to the sequestration of refundable AMT credits, which was offset by a reduction of $3.3 million in our state deferred tax asset valuation allowance primarily to account for state NOLs that met the “more likely than not” standard or had expired. In 2018, the net tax benefit related to the reduction in the state deferred tax asset valuation allowance was $2.1 million.
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
The majority of the tax benefits associated with our NOLs can be carried forward for 20 years and applied to offset future taxable income. Depending on their applicable statutory period, the state NOL carryforwards of $80.0 million, if not utilized, will begin to expire between 2021 and 2040. State NOL carryforwards of $.4 million and $1.2 million expired in 2020 and 2018, respectively.
In addition, $70.8 million of our tax credits, if not utilized, will begin to expire in 2034 through 2040.
Unrecognized Tax Benefits. Gross unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2020	2019	2018
Balance at beginning of year	$—	$—	$56
Reductions due to lapse of statute of limitations	—	—	(56)
Balance at end of year	$—	$—	$—
We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes. As of November 30, 2020, 2019 and 2018, we had no gross unrecognized tax benefits.
As of November 30, 2020 and 2019, there were no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Our total accrued interest and penalties related to unrecognized income tax benefits was zero at both November 30, 2020 and 2019. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect our annual effective tax rate, but would accelerate the payment of cash to a tax authority to an earlier period. The fiscal years ending 2017 and later remain open to federal examinations, while 2016 and later remain open to state examinations.
The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2020, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Note 15.    Notes Payable
Notes payable consisted of the following (in thousands):

	November 30,
	2020	2019
Mortgages and land contracts due to land sellers and other loans (at interest rates of 4.5% to 6.0% at November 30, 2020 and 7.0% at November 30, 2019)	$4,667	$7,889
7.00% Senior notes due December 15, 2021	449,029	448,164
7.50% Senior notes due September 15, 2022	348,846	348,267
7.625% Senior notes due May 15, 2023	351,281	351,748
6.875% Senior notes due June 15, 2027	296,757	296,379
4.80% Senior notes due November 15, 2029	296,595	296,300
Total	$1,747,175	$1,748,747
The carrying amounts of our senior notes listed above are net of debt issuance costs, premiums and discounts, which totaled $7.5 million at November 30, 2020 and $9.1 million at November 30, 2019.
Unsecured Revolving Credit Facility. We have an $800.0 million Credit Facility that will mature on October 7, 2023. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.00 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our Leverage Ratio, as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .20% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2020, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. Therefore, as of November 30, 2020, we had $787.6 million available for cash borrowings under the Credit Facility, with up to $237.6 million of that amount available for the issuance of letters of credit.
LOC Facility. We maintain an LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2022, we may issue up to $50.0 million of letters of credit. As of November 30, 2020 and 2019, we had letters of credit outstanding under the LOC Facility of $29.7 million and $15.8 million, respectively.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of November 30, 2020, inventories having a carrying value of $27.1 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. On July 9, 2020, we filed the 2020 Shelf Registration with the SEC. The 2020 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions. The 2020 Shelf Registration replaced our previously effective universal shelf registration statement filed with the SEC on July 14, 2017. We have not made any offerings of securities under the 2020 Shelf Registration.
Senior Notes. All of the senior notes outstanding at November 30, 2020 and 2019 represent senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness. All of our outstanding senior notes were issued in underwritten public offerings.

The key terms of each of our senior notes outstanding as of November 30, 2020 were as follows (dollars in thousands):

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
(a)At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed (exclusive of interest accrued to the applicable redemption date), discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date, except that three months prior to the stated maturity dates for the 7.00% Senior Notes due 2021 and until their respective maturity, and six months prior to the stated maturity date for the 7.625% Senior Notes due 2023, 6.875% Senior Notes due 2027 and 4.80% Senior Notes due 2029 and until their maturity, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus, in each case, accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date.
(b)At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed (exclusive of interest accrued to the applicable redemption date), discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to the applicable redemption date.
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
The indenture governing our senior notes does not contain any financial covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property above a certain specified value. In addition, our senior notes contain certain limitations related to mergers, consolidations, and sales of assets.

As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of cash and certain other dividends, such as cash dividends on our common stock, if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2021 — $2.1 million; 2022 — $800.7 million; 2023 — $351.2 million; 2024 — $.7 million; 2025 — $0; and thereafter — $600.0 million.
Note 16.    Fair Value Disclosures
Fair value measurements of assets and liabilities are categorized based on the following hierarchy:
Level 1Fair value determined based on quoted prices in active markets for identical assets or liabilities.
Level 2Fair value determined using significant observable inputs, such as quoted prices for similar assets or liabilities or quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data, by correlation or other means.
Level 3Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis (in thousands):

		November 30, 2020			November 30, 2019
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories (a)	Level 3	$69,211	$(22,723)	$46,488	$41,160	$(14,031)	$27,129
(a)Amounts represent the aggregate fair value for real estate assets impacted by inventory impairment charges during the applicable period, as of the date that the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2020		2019
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,742,508	$1,924,250	$1,740,858	$1,921,563
(a)The carrying value for the senior notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.
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
Note 17.    Commitments and Contingencies
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
The changes in our warranty liability were as follows (in thousands):

	Years Ended November 30,
	2020	2019	2018
Balance at beginning of year	$88,839	$82,490	$69,798
Warranties issued	29,505	35,480	37,792
Payments	(23,098)	(23,531)	(23,300)
Adjustments	(3,600)	(5,600)	(1,800)
Balance at end of year	$91,646	$88,839	$82,490
Guarantees. In the normal course of our business, we issue certain representations, warranties and guarantees related to our home sales and land sales. Based on historical experience, we do not believe any potential liability with respect to these representations, warranties or guarantees would be material to our consolidated financial statements.
Self-Insurance. We maintain, and require the majority of our independent subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We also maintain certain other insurance policies. Costs associated with our self-insurance programs are included in selling, general and administrative expenses. In Arizona, California, Colorado and Nevada, our subcontractors’ general liability insurance primarily takes the form of a wrap-up policy under a program where eligible independent subcontractors are enrolled as insureds on each community. Enrolled subcontractors contribute toward the cost of the insurance and agree to pay a contractual amount in the future if there is a claim related to their work. To the extent provided under the wrap-up program, we absorb the enrolled subcontractors’ general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-insurance.

We self-insure a portion of our overall risk through the use of a captive insurance subsidiary, which provides coverage for our exposure to certain construction defect, bodily injury and property damage claims and related litigation or regulatory actions, up to certain limits. Our self-insurance liability generally covers the costs of settlements and/or repairs, if any, as well as our costs to defend and resolve the following types of claims:

•Construction defect: Construction defect claims, which represent the largest component of our self-insurance liability, typically originate through a legal or regulatory process rather than directly by a homeowner and involve the alleged occurrence of a condition affecting two or more homes within the same community, or they involve a common area or homeowners’ association property within a community. These claims typically involve higher costs to resolve than individual homeowner warranty claims, and the rate of claims is highly variable.
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
Our self-insurance liability is presented on a gross basis for all years without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable recoveries related to self-insurance of $60.0 million and $50.6 million are included in receivables in our consolidated balance sheets at November 30, 2020 and 2019, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment, and legal precedent, and are subject to a high degree of variability from year to year. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Years Ended November 30,
	2020	2019	2018
Balance at beginning of year	$177,765	$176,841	$177,695
Self-insurance provided	15,399	19,185	20,436
Payments	(4,375)	(9,398)	(6,969)
Adjustments (a)	5,391	(8,863)	(14,321)
Balance at end of year	$194,180	$177,765	$176,841
(a)Includes net changes in estimated probable recoveries related to self-insurance, which are recorded in receivables, to present our self-insurance liability on a gross basis, and adjustments to reduce our previously recorded liability by $4.0 million in 2020 and $2.5 million in 2019.

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
Florida Chapter 558 Actions. We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of November 30, 2020, we had approximately 600 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At November 30, 2020, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible.
Townhome Community Construction Defect Claims. In the 2016 fourth quarter, we received claims from a homeowners association alleging there were construction defects, primarily involving roofing and stucco issues, at a completed townhome community in Northern California totaling approximately $25.0 million. We, along with our outside consultants, have continued to investigate these allegations and we currently expect it may take additional quarters to fully evaluate them. At November 30, 2020, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries that reflected the status of our investigation to such date. At this stage of our investigation into these allegations, it is reasonably possible that our loss could exceed the amount accrued by an estimated range of $0 to $3.0 million. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs. We are in discussions with the homeowners association regarding the claims and their resolution.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2020, we had $897.6 million of performance bonds and $42.1 million of letters of credit outstanding. At November 30, 2019, we had $793.9 million of performance bonds and $34.7 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At November 30, 2020, we had total cash deposits of $54.6 million to purchase land having an aggregate purchase price of $1.42 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

Note 18.    Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2020, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
Note 19.    Stockholders’ Equity
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
Common Stock. On May 14, 2018, our board of directors authorized us to repurchase a total of up to 4,000,000 shares of our outstanding common stock.  This authorization reaffirmed and incorporated the then-current balance of 1,627,000 shares that remained under a prior board-approved share repurchase program. In 2018, we repurchased 1,806,053 shares of our common stock pursuant to this authorization, at a total cost of $35.0 million. The amount and timing of shares remaining to be purchased under this share repurchase authorization are subject to market and business conditions and other factors, and purchases may be made from time to time and at any time through open market or privately negotiated transactions.  This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by the board of directors.
Unrelated to the share repurchase program, our board of directors authorized the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding Director Plan SARs. The 2014 Plan, which was amended in April 2016, is discussed in Note 21 – Employee Benefit and Stock Plans. As of November 30, 2020, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.
Our board of directors declared quarterly cash dividends of $.09 per share of common stock in the 2020 first, second and third quarters. In the 2020 fourth quarter, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.15 per share and declared a quarterly cash dividend at the new higher rate. Our board of directors declared quarterly cash dividends of $.025 per share of common stock in the 2019 first and second quarters. In the 2019 third quarter, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.09 per share, and declared quarterly cash dividends at the new higher rate in the 2019 third and fourth quarters. Our board of directors declared four quarterly cash dividends of $.025 per share of common stock in 2018. All dividends declared during 2020, 2019 and 2018 were also paid during those years.
Treasury Stock. In addition to the shares purchased in 2018 pursuant to our share repurchase program, we acquired $9.5 million, $7.3 million and $8.5 million of our common stock in 2020, 2019 and 2018, respectively. All of the common stock acquired in 2020 and 2019 and a portion of the common stock acquired in 2018 consisted of previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of PSUs and restricted stock awards or of forfeitures of previous restricted stock awards. Treasury stock is recorded at cost. Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital. These transactions are not considered repurchases under the 4,000,000 share repurchase program described above. During 2020, we retired 23,487,966 shares of our treasury stock. Upon the retirement of the treasury stock, we deducted the par value from common stock and reflected the excess of cost over par value as a reduction to retained earnings.
Note 20.    Accumulated Other Comprehensive Loss
The following table presents the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2018	$(9,565)
Other comprehensive loss before reclassifications	(10,268)
Amounts reclassified from accumulated other comprehensive loss	2,130
Income tax benefit related to items of other comprehensive loss	2,197
Other comprehensive loss, net of tax	(5,941)

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2019	$(15,506)
Other comprehensive loss before reclassifications	(8,412)
Amounts reclassified from accumulated other comprehensive loss	1,388
Income tax benefit related to items of other comprehensive loss	1,897
Other comprehensive loss, net of tax	(5,127)
Reclassification of stranded tax effects to retained earnings	(1,643)
Balance at November 30, 2020	$(22,276)

The amounts reclassified from accumulated other comprehensive loss consisted of the following (in thousands):

	Years Ended November 30,
Details About Accumulated Other Comprehensive Loss Components	2020	2019	2018
Postretirement benefit plan adjustments
Amortization of net actuarial loss	$963	$218	$336
Amortization of prior service cost	425	1,556	1,556
Settlement loss	—	356	—
Total reclassifications (a)	$1,388	$2,130	$1,892
(a)The accumulated other comprehensive loss components are included in the computation of net periodic benefit costs as further discussed in Note 22 – Postretirement Benefits.
The estimated prior service cost expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2021 is $.1 million.
Note 21.    Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (“401(k) Plan”) under which we partially match employee contributions. The aggregate cost of the 401(k) Plan to us was $6.5 million in 2020, $6.9 million in 2019 and $6.0 million in 2018. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) Plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. As of November 30, 2020, 2019 and 2018, approximately 4%, 5% and 5%, respectively, of the 401(k) Plan’s net assets at each period were invested in our common stock.
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
The following table presents our stock-based compensation expense (in thousands):

	Years Ended November 30,
	2020	2019	2018
Stock options	$—	$189	$917
Restricted stock	6,993	6,080	4,600
PSUs	13,069	10,742	8,790
Director awards	1,469	1,301	1,554
Total	$21,531	$18,312	$15,861
Stock Options. Stock option transactions are summarized as follows:

	Years Ended November 30,
	2020		2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	4,163,481	$13.00	7,237,544	$16.02	9,265,240	$17.64
Granted	—	—	—	—	—	—
Exercised	(1,694,767)	9.52	(2,300,004)	13.27	(1,195,926)	16.73
Cancelled	(6,000)	45.16	(774,059)	40.43	(831,770)	33.05
Options outstanding at end of year	2,462,714	$15.32	4,163,481	$13.00	7,237,544	$16.02
Options exercisable at end of year	2,462,714	$15.32	4,163,481	$13.00	6,948,670	$16.01
Options available for grant at end of year	4,888,526		5,567,467		6,418,197
There were no stock options granted in 2020, 2019 or 2018. We have not granted any stock option awards since 2016. The total intrinsic value of stock options exercised was $48.2 million for the year ended November 30, 2020, $37.1 million for the year ended November 30, 2019 and $11.8 million for the year ended November 30, 2018. The aggregate intrinsic value of stock options outstanding was $48.9 million, $89.9 million and $51.9 million at November 30, 2020, 2019 and 2018, respectively. The intrinsic value of stock options exercisable was $48.9 million at November 30, 2020, $89.9 million at November 30, 2019, and $50.5 million at November 30, 2018. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.

Stock options outstanding and stock options exercisable at November 30, 2020 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$6.32 to $14.62	808,187	$14.52	3.8	808,187	$14.52
$14.63 to $14.92	723,000	14.92	4.9	723,000	14.92
$14.93 to $16.21	644,527	16.21	5.8	644,527	16.21
$16.22 to $29.51	287,000	16.63	2.9	287,000	16.63
$6.32 to $29.51	2,462,714	$15.32	4.5	2,462,714	$15.32	4.5
At November 30, 2020, there was no unrecognized stock-based compensation expense related to stock option awards as all of these awards were fully vested.
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
Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2020		2019		2018
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	500,066	$20.66	555,457	$23.19	503,926	$21.69
Granted	265,187	35.57	282,523	31.67	303,030	23.05
Vested	(304,095)	34.25	(319,687)	34.66	(221,951)	19.79
Cancelled	(37,943)	28.18	(18,227)	22.81	(29,548)	21.76
Outstanding at end of year	423,215	$19.56	500,066	$20.66	555,457	$23.19
As of November 30, 2020, we had $12.8 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units. On October 8, 2020, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of our common stock (“Award Shares”). Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2020 and ending on November 30, 2023, specified levels of (a) cumulative adjusted earnings per share; (b) average adjusted return on invested capital; and (c) revenue growth performance relative to a peer group of high-production public homebuilding companies. The grant date fair value of each such PSU was $40.06. On October 3, 2019, we granted PSUs to certain employees with similar terms as the 2020 PSU grants, except that the applicable performance period commenced on December 1, 2019 and ends on November 30, 2022. The grant date fair value of each such PSU was $33.10. On October 5, 2018, we granted PSUs to certain employees with similar terms as the 2020 PSU grants, except that the applicable performance period commenced on December 1, 2018 and ends on November 30, 2021. The grant date fair value of each such PSU was $23.05.

PSU transactions are summarized as follows:

	Years Ended November 30,
	2020		2019		2018
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	1,262,664	$22.13	1,090,967	$18.70	925,232	$20.09
Granted	397,452	40.05	468,957	30.45	603,424	25.70
Vested	(313,246)	40.04	(297,260)	22.67	(437,689)	31.28
Cancelled	—	—	—	—	—	—
Outstanding at end of year	1,346,870	$23.25	1,262,664	$22.13	1,090,967	$18.70

The number of shares of our common stock actually granted to a recipient, if any, when a PSU vests will depend on the degree of achievement of the applicable performance measures during the applicable three-year period. The shares of our common stock that were granted under the terms of PSUs that vested in 2020 included an aggregate of 108,511 additional shares above the target amount awarded to the eligible recipients based on our achieving certain levels of the three above-described metrics over the three-year period from December 1, 2016 through November 30, 2019. The shares of our common stock that were granted under the terms of PSUs that vested in 2019 included an aggregate of 119,260 additional shares above the target amount awarded to the eligible recipients based on our achieving certain levels of the three above-described metrics over the three-year period from December 1, 2015 through November 30, 2018. The shares of our common stock that were granted under the terms of PSUs that vested in 2018 included an aggregate of 194,529 additional shares above the target amount awarded to the eligible recipients based on our achieving certain levels of average return on equity performance and revenue growth performance relative to a peer group of high-production homebuilding companies over the three-year period from December 1, 2014 through November 30, 2017. The PSUs do not have dividend or voting rights during the performance period. Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. At November 30, 2020, we had $34.3 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Director Awards. We have granted Director Plan SARs and deferred common stock awards to our non-employee directors pursuant to the terms of the Director Plan and elections made by each director. All of these awards were fully vested as of November 30, 2016. Director Plan SARs, which have not been granted since April 2014 as they ceased being a component of non-employee director compensation after that date, are stock settled, have terms of up to 15 years and may be exercised when a respective director leaves the board or earlier if applicable stock ownership requirements have been met. Deferred common stock awards will be paid out at the earlier of a change in control or the date a respective director leaves the board. All Director Plan SARs were granted at an exercise price equal to the closing price of our common stock on the date of grant. At November 30, 2020, 2019 and 2018, the aggregate outstanding Director Plan SARs were 155,569, 224,674 and 308,880, respectively, and the aggregate outstanding deferred common stock awards granted under the Director Plan were 548,952, 519,160 and 490,240, respectively. In addition, we have granted common stock on an unrestricted basis to our non-employee directors on the grant date pursuant to the Director Plan and elections made by each director.
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
For financial reporting purposes, the Trust is consolidated with us, and therefore any dividend transactions between us and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price on the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings per share. The Trust held 7,124,317 and 7,630,582 shares of common stock at November 30, 2020 and 2019, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 22.    Postretirement Benefits
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
In connection with these plans and two other minor benefit programs, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the Retirement Plan and DBO Plan are held by a trust. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors, as applicable, are realized. The cash surrender value of the Retirement Plan life insurance contracts was $43.5 million at November 30, 2020 and $44.7 million at November 30, 2019. We recognized investment gains on the cash surrender value of the Retirement Plan life insurance contracts of $.7 million in 2020 and $2.1 million in 2019, and an investment loss of $.9 million in 2018. In 2020, 2019 and 2018, we paid $1.9 million, $1.8 million and $1.6 million, respectively, in benefits under the Retirement Plan to eligible former employees. The cash surrender value of the DBO Plan life insurance contracts was $18.8 million at November 30, 2020 and $18.4 million at November 30, 2019. We recognized investment gains on the cash surrender value of the DBO Plan life insurance contracts of $.3 million in 2020 and $.9 million in 2019, and an investment loss of $.3 million in 2018. In 2019, we paid $1.7 million in benefits under the DBO Plan. We did not pay out any benefits under the DBO Plan in 2020 or 2018.
The net periodic benefit cost of our Retirement Plan and DBO Plan consisted of the following (in thousands):

	Years Ended November 30,
	2020	2019	2018
Interest cost	$1,950	$2,478	$2,252
Amortization of prior service cost	425	1,556	1,556
Service cost	1,077	958	1,085
Amortization of net actuarial loss	912	218	336
Settlement loss	—	356	—
Total	$4,364	$5,566	$5,229
The liabilities related to these plans were $77.7 million at November 30, 2020 and $69.3 million at November 30, 2019, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2020 and 2019, the discount rates we used for the plans were 1.8% and 2.7%, respectively.
Benefit payments under our Retirement Plan and DBO Plan are expected to be paid during each year ending November 30 as follows: 2021 — $2.5 million; 2022 — $2.6 million; 2023 — $2.9 million; 2024 — $3.1 million; 2025 — $3.5 million; and for the five years ended November 30, 2030 — $21.8 million in the aggregate.
Note 23.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2020	2019	2018
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$681,190	$453,814	$574,359
Financial services	1,339	1,044	760
Total	$682,529	$454,858	$575,119

	Years Ended November 30,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$866	$(1,327)	$8,338
Income taxes paid	17,253	4,479	11,949
Income taxes refunded	44,336	221	220
Supplemental disclosure of non-cash activities:
Reclassification of federal tax refund from deferred tax assets to receivables	82,617	—	—
Increase in operating lease right-of-use assets and lease liabilities due to adoption of ASC 842	31,199	—	—
Decrease in inventories due to adoption of ASC 606	—	(35,288)	—
Increase in property and equipment, net due to adoption of ASC 606	—	31,194	—
Increase (decrease) in consolidated inventories not owned	7,254	(9,634)	16,098
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	9,350	9,662	17,637
Inventories acquired through seller financing	21,712	8,967	44,586
Note 24.    Quarterly Results (unaudited)
The following tables present our consolidated quarterly results for the years ended November 30, 2020 and 2019 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Revenues	$1,075,935	$913,970	$999,013	$1,194,256
Gross profits	188,920	168,634	199,462	241,624
Inventory impairment and land option contract abandonment charges	5,672	4,379	6,888	11,730
Pretax income (a)	68,848	67,789	101,315	126,091
Net income	59,748	51,989	78,415	106,091
Earnings per share:
Basic	.66	.57	.86	1.16
Diluted	.63	.55	.83	1.12

2019
Revenues	$811,483	$1,021,803	$1,160,786	$1,558,675
Gross profits	139,604	177,019	216,029	306,834
Inventory impairment and land option contract abandonment charges	3,555	4,337	5,251	4,148
Pretax income (b)	34,511	56,761	91,936	164,967
Net income	30,011	47,461	68,136	123,167
Earnings per share:
Basic	.34	.54	.77	1.37
Diluted	.31	.51	.73	1.31
(a)Pretax income for the second quarter included $6.7 million of severance charges.
(b)Pretax income for the fourth quarter included a $6.8 million loss on the early extinguishment of debt.
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of KB Home:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KB Home (the Company) as of November 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 22, 2021 expressed an unqualified opinion thereon.
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

Evaluation of Inventories for Impairment

Description of the Matter
As of November 30, 2020, the Company’s real estate inventories were $3.90 billion. As more fully described in Note 7 to the consolidated financial statements, the Company assesses each community or land parcel to identify indicators of potential impairment. When an indicator of potential impairment is identified, the Company evaluates the recoverability of the asset based on its projected undiscounted future cash flows. When the carrying value of the asset is greater than its projected undiscounted future cash flows, the Company estimates the fair value of the asset based on its projected discounted cash flows and records an impairment charge. Inputs used in the Company’s impairment assessments consider then-current market conditions and trends in the market in which the asset is located as well as factors known at the time the cash flows are calculated. These factors may include recent trends in orders, backlog, cancellation rates and volume of homes delivered, as well as expectations related to: future product offerings; market supply and demand, including estimated average selling prices and related price appreciation; land development and home construction costs to be incurred; and discount rates reflecting the inherent risk associated with the asset.

Auditing the Company’s impairment assessment for real estate inventories involves a high degree of auditor judgment in evaluating management’s estimates of future cash flows and fair values used to evaluate recoverability or measure impairment for projects with identified impairment indicators. Management’s estimates that support the projected future cash flows and fair values are based on subjective assumptions about expected future sales activity, risk specific to the asset and conditions in the market in which the asset is located.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s real estate inventory impairment assessment process. For example, we tested controls over the Company’s review of significant data and assumptions used in the Company’s estimation of cash flows and fair value analysis for projects with identified impairment indicators.

To test the Company’s real estate inventory impairment assessment, our audit procedures included, among others, evaluating the significant judgments, data and assumptions used to estimate future cash flows and fair values for assets with identified indicators of impairment. These procedures included comparison of such data and assumptions to the Company’s accounting records and market data, recalculation of the Company’s estimates and searching for evidence contrary to such judgments and assumptions. We also involved our real estate valuation specialists to assist in evaluating the key assumptions and methodologies used in the impairment assessments for certain projects, including assumptions related to average selling prices, expected home construction costs, and discount rate assumptions used to estimate fair values.

Self-insurance Liabilities and Recoveries

Description of the Matter
At November 30, 2020, the Company’s self-insurance liability was $194.2 million and receivables for estimated probable insurance and other recoveries related to self-insurance claims totaled $60.0 million. As disclosed in Note 17 to the consolidated financial statements, the Company’s self-insurance liability for construction defects is based on an analysis prepared by a third-party actuary that uses historical claim and expense data as well as industry data to estimate the cost of all unpaid losses, including estimates related to claims incurred but not yet reported. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. Self-insurance recoveries are principally based on actuarially determined amounts and consider the claim cost estimates described above, applicable insurance policy coverage limits, historical recovery rates, and other factors.

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
Los Angeles, California
January 22, 2021

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2020.
Internal Control Over Financial Reporting
(a)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Our management recognizes that there are inherent limitations in the effectiveness of any internal control and that effective internal control over financial reporting may not prevent or detect misstatements. In addition, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2020.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2020, which is presented below.
(b)    Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of KB Home:
Opinion on Internal Control over Financial Reporting
We have audited KB Home’s internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KB Home (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated January 22, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
January 22, 2021
(c)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
None.
PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information for this item for executive officers is provided above in the Executive Officers of the Registrant section in this report. Except as stated below, the other information for this item will be provided to the extent applicable in the “Corporate Governance and Board Matters,” “Election of Directors,” “Ownership of KB Home Securities” and “Annual Meeting, Voting and Other Information” sections in our Proxy Statement for our 2021 Annual Meeting of Stockholders (“2021 Proxy Statement”) and is incorporated herein by this reference.

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
Item 11.EXECUTIVE COMPENSATION
The information for this item will be provided in the “Corporate Governance and Board Matters” and “Compensation Discussion and Analysis” sections in our 2021 Proxy Statement and is incorporated herein by this reference.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information for this item will be provided in the “Ownership of KB Home Securities” section in our 2021 Proxy Statement and is incorporated herein by this reference.
The following table presents information as of November 30, 2020 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	2,462,714	$15.32	4,888,526
Equity compensation plans not approved by stockholders	—	—	—	(1)
Total	2,462,714	$15.32	4,888,526
(1)Represents a prior non-employee directors compensation plan under which our non-employee directors received Director Plan SARs, which were initially granted as cash-settled instruments. As discussed in Note 19 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report, all non-employee directors serving on our board of directors have elected to receive shares of our common stock in settlement of their Director Plan SARs under the terms of the plan. We consider this non-employee director compensation plan as having no available capacity to issue shares of our common stock.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information for this item will be provided in the “Corporate Governance and Board Matters” section in our 2021 Proxy Statement and is incorporated herein by this reference.
Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information for this item will be provided in the “Independent Auditor Fees and Services” section in our 2021 Proxy Statement and is incorporated herein by this reference.
PART IV
Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     1.    Financial Statements
Reference is made to the index set forth on page 53 of this Annual Report on Form 10-K.
    2.    Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements or notes thereto.
    3.    Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K dated April 7, 2009 (File No. 001-09195), is incorporated by reference herein.

3.2†	Amended and Restated By-Laws of KB Home, as amended.

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

4.21
Description of KB Home Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, filed as an exhibit to our 2019 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein..

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

10.27
Fifth Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 11, 2019, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 (File No. 001-09195), is incorporated by reference herein.

10.28	Third Amended and Restated Revolving Loan Agreement, dated as of October 7, 2019, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent.

10.29*
Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 13, 2020 (File No. 001-09195), is incorporated by reference herein.

10.30†	Second Amendment to the KB Home Nonqualified Deferred Compensation Plan, effective December 1, 2020.

10.31†	Third Amendment to Trust Agreement by and between KB Home and Wells Fargo Bank, N.A., as Trustee, dated January 1, 2021.

21†	Subsidiaries of the Registrant.

22†	List of Guarantor Subsidiaries.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB Home

		By:	/S/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer
Date:	January 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JEFFREY T. MEZGER	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 22, 2021
Jeffrey T. Mezger

/S/ JEFF J. KAMINSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 22, 2021
Jeff J. Kaminski

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 22, 2021
William R. Hollinger

/S/ ARTHUR R. COLLINS	Director	January 22, 2021
Arthur R. Collins

/S/ DORENE C. DOMINGUEZ	Director	January 22, 2021
Dorene C. Dominguez

/S/ KEVIN P. ELTIFE	Director	January 22, 2021
Kevin P. Eltife

/S/ TIMOTHY W. FINCHEM	Director	January 22, 2021
Timothy W. Finchem

/S/ STUART A. GABRIEL	Director	January 22, 2021
Stuart A. Gabriel

/S/ THOMAS W. GILLIGAN	Director	January 22, 2021
Thomas W. Gilligan

/S/ ROBERT L. JOHNSON	Director	January 22, 2021
Robert L. Johnson

/S/ MELISSA LORA	Director	January 22, 2021
Melissa Lora

/S/ JAMES C. WEAVER	Director	January 22, 2021
James C. Weaver

/S/ MICHAEL M. WOOD	Director	January 22, 2021
Michael M. Wood