Form 10-Q
period 2021-02-28
KB HOME
filed 2021-04-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2021.
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
(Address, including zip code, and telephone number of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 92,032,443 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2021. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Total revenues	$1,141,738	$1,075,935
Homebuilding:
Revenues	$1,138,008	$1,072,382
Construction and land costs	(901,909)	(886,053)
Selling, general and administrative expenses	(122,005)	(126,134)
Operating income	114,094	60,195
Interest income	653	935
Equity in income of unconsolidated joint ventures	304	1,905
Homebuilding pretax income	115,051	63,035
Financial services:
Revenues	3,730	3,553
Expenses	(1,200)	(962)
Equity in income of unconsolidated joint ventures	5,970	3,222
Financial services pretax income	8,500	5,813
Total pretax income	123,551	68,848
Income tax expense	(26,500)	(9,100)
Net income	$97,051	$59,748
Earnings per share:
Basic	$1.05	$.66
Diluted	$1.02	$.63
Weighted average shares outstanding:
Basic	91,716	89,842
Diluted	94,903	94,205
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28, 2021	November 30, 2020
Assets
Homebuilding:
Cash and cash equivalents	$569,793	$681,190
Receivables	249,234	272,659
Inventories	4,123,953	3,897,482
Investments in unconsolidated joint ventures	46,453	46,785
Property and equipment, net	67,558	65,547
Deferred tax assets, net	215,145	231,067
Other assets	118,306	125,510
	5,390,442	5,320,240
Financial services	36,342	36,202
Total assets	$5,426,784	$5,356,442

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$280,541	$273,368
Accrued expenses and other liabilities	649,110	667,501
Notes payable	1,747,007	1,747,175
	2,676,658	2,688,044
Financial services	1,942	2,629
Stockholders’ equity:
Common stock	100,042	99,869
Paid-in capital	827,456	824,306
Retained earnings	1,951,657	1,868,896
Accumulated other comprehensive loss	(22,276)	(22,276)
Grantor stock ownership trust, at cost	(72,718)	(77,265)
Treasury stock, at cost	(35,977)	(27,761)
Total stockholders’ equity	2,748,184	2,665,769
Total liabilities and stockholders’ equity	$5,426,784	$5,356,442
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net income	$97,051	$59,748
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(6,274)	(5,127)
Distributions of earnings from unconsolidated joint ventures	5,750	8,150
Amortization of discounts, premiums and issuance costs	644	613
Depreciation and amortization	7,080	7,316
Deferred income taxes	16,000	8,500
Stock-based compensation	5,572	4,950
Inventory impairments and land option contract abandonments	4,064	5,672
Changes in assets and liabilities:
Receivables	23,332	(4,195)
Inventories	(229,137)	(17,941)
Accounts payable, accrued expenses and other liabilities	(10,130)	(60,996)
Other, net	6,783	(16,556)
Net cash used in operating activities	(79,265)	(9,866)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(2,625)	(1,668)
Return of investments in unconsolidated joint ventures	—	500
Purchases of property and equipment, net	(9,098)	(6,671)
Net cash used in investing activities	(11,723)	(7,839)
Cash flows from financing activities:
Payments on mortgages and land contracts due to land sellers and other loans	(600)	—
Issuance of common stock under employee stock plans	2,538	8,226
Tax payments associated with stock-based compensation awards	(8,456)	(6,219)
Payments of cash dividends	(14,064)	(8,233)
Net cash used in financing activities	(20,582)	(6,226)
Net decrease in cash and cash equivalents	(111,570)	(23,931)
Cash and cash equivalents at beginning of period	682,529	454,858
Cash and cash equivalents at end of period	$570,959	$430,927
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of February 28, 2021, the results of our consolidated operations for the three months ended February 28, 2021 and February 29, 2020, and our consolidated cash flows for the three months ended February 28, 2021 and February 29, 2020. The results of our consolidated operations for the three months ended February 28, 2021 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2020 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2020, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $358.5 million at February 28, 2021 and $508.5 million at November 30, 2020. At February 28, 2021 and November 30, 2020, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $97.1 million for the three months ended February 28, 2021 and $59.7 million for the three months ended February 29, 2020. Our comprehensive income for each of the three-month periods ended February 28, 2021 and February 29, 2020 was equal to our net income for the respective periods.
Adoption of New Accounting Pronouncement. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an incurred loss approach to a new expected credit loss methodology. On December 1, 2020, we adopted ASU 2016-13 using the modified retrospective method and recorded a cumulative effect adjustment to decrease beginning retained earnings by $.2 million, net of tax, to establish an allowance for credit losses for certain receivables on our consolidated balance sheet. The adoption of ASU 2016-13 did not materially impact our consolidated statements of operations or cash flows.
Recent Accounting Pronouncements Not Yet Adopted. In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”), and clarifies certain aspects of ASC 740 to promote consistency among reporting entities.  ASU 2019-12 is effective for us beginning December 1, 2021, with early adoption permitted. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
Reclassifications. Certain amounts in our consolidated financial statements of prior years have been reclassified to conform to the current period presentation.

2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of February 28, 2021, our homebuilding reporting segments conducted ongoing operations in the following states to the extent permitted by applicable public health orders as part of their respective 2019 coronavirus disease (“COVID-19”) control responses:

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Revenues:
West Coast	$514,516	$484,497
Southwest	187,685	191,318
Central	309,708	283,513
Southeast	126,099	113,054
Total	$1,138,008	$1,072,382

Pretax income (loss):
West Coast	$58,631	$34,029
Southwest	33,055	32,112
Central	40,992	22,678
Southeast	12,115	2,630
Corporate and other	(29,742)	(28,414)
Total	$115,051	$63,035

	Three Months Ended
	February 28, 2021	February 29, 2020
Inventory impairment and land option contract abandonment charges:
West Coast	$3,801	$4,392
Southwest	128	171
Central	—	984
Southeast	135	125
Total	$4,064	$5,672

	February 28, 2021	November 30, 2020
Assets:
West Coast	$2,209,383	$2,057,362
Southwest	816,001	738,765
Central	1,034,653	998,612
Southeast	501,371	448,388
Corporate and other	829,034	1,077,113
Total	$5,390,442	$5,320,240
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Revenues
Insurance commissions	$1,848	$1,953
Title services	1,882	1,600
Total	3,730	3,553
Expenses
General and administrative	(1,200)	(962)
Operating income	2,530	2,591
Equity in income of unconsolidated joint ventures	5,970	3,222
Pretax income	$8,500	$5,813

	Three Months Ended
	February 28, 2021	November 30, 2020
Assets
Cash and cash equivalents	$1,166	$1,339
Receivables	1,777	1,988
Investments in unconsolidated joint ventures	11,197	10,978
Other assets (a)	22,202	21,897
Total assets	$36,342	$36,202
Liabilities
Accounts payable and accrued expenses	$1,942	$2,629
Total liabilities	$1,942	$2,629
(a)Other assets at February 28, 2021 and November 30, 2020 included $21.9 million and $21.5 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2021	February 29, 2020
Numerator:
Net income	$97,051	$59,748
Less: Distributed earnings allocated to nonvested restricted stock	(63)	(44)
Less: Undistributed earnings allocated to nonvested restricted stock	(381)	(281)
Numerator for basic earnings per share	96,607	59,423
Effect of dilutive securities:
Add: Undistributed earnings allocated to nonvested restricted stock	381	281
Less: Undistributed earnings reallocated to nonvested restricted stock	(368)	(268)
Numerator for diluted earnings per share	$96,620	$59,436

Denominator:
Weighted average shares outstanding — basic	91,716	89,842
Effect of dilutive securities:
Share-based payments	3,187	4,363
Weighted average shares outstanding — diluted	94,903	94,205
Basic earnings per share	$1.05	$.66
Diluted earnings per share	$1.02	$.63
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 28, 2021 or February 29, 2020.

For the three months ended February 28, 2021 and February 29, 2020, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	February 28, 2021	November 30, 2020
Due from utility companies, improvement districts and municipalities	$115,019	$105,700
Recoveries related to self-insurance and other legal claims	79,002	82,018
Refundable deposits and bonds	12,296	10,897
Income taxes receivable	2,012	41,323
Other	48,109	40,020
Subtotal	256,438	279,958
Allowance for doubtful accounts	(7,204)	(7,299)
Total	$249,234	$272,659
6.    Inventories
Inventories consisted of the following (in thousands):

	February 28, 2021	November 30, 2020
Homes completed or under construction	$1,625,489	$1,437,911
Land under development	2,498,464	2,459,571
Total	$4,123,953	$3,897,482
Land under development included land held for future development and land held for sale of $51.9 million and $.6 million, respectively, at February 28, 2021 and $74.0 million and $1.3 million, respectively, at November 30, 2020.
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
Our interest costs were as follows (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Capitalized interest at beginning of period	$190,113	$195,738
Interest incurred	31,092	30,962
Interest amortized to construction and land costs (a)	(32,650)	(34,575)
Capitalized interest at end of period (b)	$188,555	$192,125
(a)Interest amortized to construction and land costs for the three months ended February 28, 2021 included $.2 million related to land sales during the period. There was no such interest amortized for the three months ended February 29, 2020.
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
We evaluated eight and 11 communities or land parcels for recoverability as of February 28, 2021 and November 30, 2020, respectively. The carrying values of those communities or land parcels evaluated as of February 28, 2021 and November 30, 2020 were $96.1 million and $123.4 million, respectively. In addition, we evaluated land held for future development for recoverability as of February 28, 2021 and November 30, 2020.
Based on the results of our evaluations, we recognized inventory impairment charges of $3.6 million for the three months ended February 28, 2021 and $5.1 million for the three months ended February 29, 2020. The impairment charges for the three months ended February 28, 2021 and February 29, 2020 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended
Unobservable Input (a)	February 28, 2021	February 29, 2020
Average selling price	$471,000	$302,700 - $915,500
Deliveries per month	5	1 - 4
Discount rate	19%	17% - 18%
(a)The ranges of inputs used for the three months ended February 29, 2020 primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of February 28, 2021, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $100.7 million, representing 14 communities and various other land parcels. As of November 30, 2020, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $113.1 million, representing 16 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.4 million for the three months ended February 28, 2021 and $.6 million for the three months ended February 29, 2020.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.

8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at February 28, 2021 and November 30, 2020 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at February 28, 2021 and November 30, 2020 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of February 28, 2021 and November 30, 2020, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2021		November 30, 2020
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$23,239	$845,229	$20,962	$910,495
Other land option contracts and other similar contracts	42,693	724,214	33,672	507,934
Total	$65,932	$1,569,443	$54,634	$1,418,429
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $35.4 million at February 28, 2021 and $31.1 million at November 30, 2020. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $17.6 million at February 28, 2021 and $19.4 million at November 30, 2020.
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

As of both February 28, 2021 and November 30, 2020, we had investments in five unconsolidated joint ventures. The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Revenues	$9,691	$27,547
Construction and land costs	(8,125)	(21,543)
Other expense, net	(879)	(2,107)
Income	$687	$3,897
The lower combined revenues and income for the three months ended February 28, 2021, as compared to the year-earlier period, mainly reflected a decrease in the number of homes delivered from an unconsolidated joint venture in California.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	February 28, 2021	November 30, 2020
Assets
Cash	$42,504	$38,837
Receivables	32	96
Inventories	60,638	65,233
Other assets	517	593
Total assets	$103,691	$104,759

Liabilities and equity
Accounts payable and other liabilities	$12,977	$14,037
Equity	90,714	90,722
Total liabilities and equity	$103,691	$104,759
10.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	February 28, 2021	November 30, 2020
Computer software and equipment	$35,182	$32,902
Model furnishings and sales office improvements	84,946	83,882
Leasehold improvements, office furniture and equipment	17,310	17,245
Subtotal	137,438	134,029
Less accumulated depreciation	(69,880)	(68,482)
Total	$67,558	$65,547

11.    Other Assets
Other assets consisted of the following (in thousands):

	February 28, 2021	November 30, 2020
Cash surrender value and benefit receivable from corporate-owned life insurance contracts	$71,986	$73,227
Lease right-of-use assets	33,604	35,967
Prepaid expenses	10,528	13,916
Debt issuance costs associated with unsecured revolving credit facility, net	2,188	2,400
Total	$118,306	$125,510
12.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28, 2021	November 30, 2020
Self-insurance and other legal liabilities	$234,069	$232,556
Employee compensation and related benefits	123,687	165,342
Warranty liability	92,687	91,646
Customer deposits	38,210	26,243
Accrued interest payable	35,501	31,641
Lease liabilities	35,500	37,668
Inventory-related obligations (a)	28,538	31,094
Real estate and business taxes	13,813	14,249
Other	47,105	37,062
Total	$649,110	$667,501
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
13.    Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded on our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months in accordance with Accounting Standards Codification Topic 842, “Leases” (“ASC 842”). Some of our leases include one or more renewal options, the exercise of which is generally at our discretion. Such options are excluded from the expected term of the lease unless we determine it is reasonably certain the option will be exercised. Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments. In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization. Our lease population at February 28, 2021 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate offices, division offices and design studios, as well as certain equipment leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less.

For the three months ended February 28, 2021, our total lease expense was $4.3 million, which included short-term lease costs of $1.3 million. For the three months ended February 29, 2020, our total lease expense was $5.0 million, which included short-term lease costs of $2.1 million. Variable lease costs and external sublease income for the three months ended February 28, 2021 and February 29, 2020 were immaterial.
The following table presents our lease right-of-use assets, lease liabilities and the weighted-average remaining lease term and weighted-average discount rate (incremental borrowing rate) used in calculating the lease liabilities (dollars in thousands):

	February 28, 2021	November 30, 2020
Lease right-of-use assets (a)	$33,879	$36,270
Lease liabilities (b)	35,801	38,000
Weighted-average remaining lease term	4.3 years	4.5 years
Weighted-average discount rate (incremental borrowing rate)	5.1%	5.1%
(a)Represents lease right-of-use assets within our homebuilding operations and financial services operations of $33.6 million and $.3 million, respectively, at February 28, 2021, and $36.0 million and $.3 million, respectively, at November 30, 2020.
(b)Represents lease liabilities within our homebuilding operations and financial services operations of $35.5 million and $.3 million, respectively, at February 28, 2021, and $37.7 million and $.3 million, respectively, at November 30, 2020.
The following table presents additional information about our leases (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Lease right-of-use assets obtained in exchange for new lease liabilities	$88	$3,640
Cash payments on lease liabilities	2,753	2,743
As of February 28, 2021, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2021	$8,365
2022	10,126
2023	7,946
2024	5,851
2025	4,495
Thereafter	3,111
Total lease payments	39,894
Less: Interest	(4,093)
Present value of lease liabilities	$35,801

14.    Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Income tax expense	$26,500	$9,100
Effective tax rate	21.4%	13.2%
Our income tax expense and effective tax rate for the three months ended February 28, 2021 reflected the favorable impacts of $3.5 million of excess tax benefits related to stock-based compensation and $2.7 million of federal energy tax credits that we earned from building energy-efficient homes, partially offset by $1.4 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). Our income tax expense and effective tax rate for the three months ended February 29, 2020 reflected the favorable impacts of $5.6 million of excess tax benefits related to stock-based compensation and $4.0 million of federal energy tax credits we earned from building energy-efficient homes, partly offset by $1.0 million of non-deductible executive compensation expense.
The federal energy tax credits for the three months ended February 28, 2021 resulted from legislation enacted in December 2020, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2021. Prior to this legislation, the tax credit expired on December 31, 2020. This extension is expected to benefit our income tax provision in future periods.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide economic and other relief as a result of the COVID-19 pandemic. Among other things, the CARES Act accelerated the timetable for alternative minimum tax (“AMT”) credit refunds. As a result, in the 2020 second quarter, we filed a superseding 2019 federal income tax return claiming a refund of $39.3 million of AMT credits and reclassified this amount from deferred tax assets to receivables. We received this AMT credit refund in the 2021 first quarter.
The CARES Act also provided an Employee Retention Credit (“ERC”), which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $5,000 of credit for each employee based on certain wages paid after March 12, 2020 and before January 1, 2021. Based on our evaluation of this provision and the significant pandemic-related impacts on our operations in 2020, we recognized an ERC of $4.3 million as an offset to payroll tax expenses in our consolidated statements of operations upon filing for the refund in the 2021 first quarter.
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss deductions for tax years 2020, 2021 and 2022. The suspension of California net operating loss deductions did not have an impact on our income tax expense for the three months ended February 28, 2021.
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
Our deferred tax assets of $233.1 million as of February 28, 2021 and $249.1 million as of November 30, 2020 were both partly offset by valuation allowances of $18.0 million. The deferred tax asset valuation allowances as of February 28, 2021 and November 30, 2020 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of February 28, 2021, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax valuation allowance were needed for the three months ended February 28, 2021.
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
Unrecognized Tax Benefits. As of February 28, 2021 and November 30, 2020, we had no gross unrecognized tax benefits. The fiscal years ending 2017 and later remain open to federal examinations, while 2016 and later remain open to state examinations.
15.    Notes Payable
Notes payable consisted of the following (in thousands):

	February 28, 2021	November 30, 2020
Mortgages and land contracts due to land sellers and other loans	$4,067	$4,667
7.00% Senior notes due December 15, 2021	449,256	449,029
7.50% Senior notes due September 15, 2022	348,998	348,846
7.625% Senior notes due May 15, 2023	351,160	351,281
6.875% Senior notes due June 15, 2027	296,855	296,757
4.80% Senior notes due November 15, 2029	296,671	296,595
Total	$1,747,007	$1,747,175
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs and premiums, which totaled $7.1 million at February 28, 2021 and $7.5 million at November 30, 2020.
Unsecured Revolving Credit Facility. We have an $800.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on October 7, 2023. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.00 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .20% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2021, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 28, 2021, we had $787.6 million available for cash borrowings under the Credit Facility, with up to $237.6 million of that amount available for the issuance of letters of credit.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2022, we may issue up to $50.0 million of letters of credit. As of February 28, 2021 and November 30, 2020, we had letters of credit outstanding under the LOC Facility of $41.0 million and $29.7 million, respectively.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 28, 2021, inventories having a carrying value of $12.3 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Senior Notes. All of the senior notes outstanding at February 28, 2021 and November 30, 2020 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our and our guarantor subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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

As of February 28, 2021, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of February 28, 2021, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2021 – $1.1 million; 2022 – $801.1 million; 2023 – $351.2 million; 2024 – $.7 million; 2025 – $0; and thereafter – $600.0 million.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the three months ended February 28, 2021 and the year ended November 30, 2020 (in thousands):

		February 28, 2021			November 30, 2020
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)

Inventories	Level 3	$8,505	$(3,626)	$4,879	$69,211	$(22,723)	$46,488
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
The following table presents the fair value hierarchy, carrying value and estimated fair value of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 28, 2021		November 30, 2020
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,742,940	$1,897,875	$1,742,508	$1,924,250
(a)The carrying values for the senior notes include unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Balance at beginning of period	$91,646	$88,839
Warranties issued	7,457	8,363
Payments	(6,416)	(6,989)
Adjustments	—	—
Balance at end of period	$92,687	$90,213
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
•Bodily injury: Bodily injury claims typically involve individuals (other than our employees) who claim they were injured while on our property or as a result of our operations.
•Property damage: Property damage claims generally involve claims by third parties for alleged damage to real or personal property as a result of our operations. Such claims may occasionally include those made against us by owners of property located near our communities.
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $60.2 million and $60.0 million are included in receivables in our consolidated balance sheets at February 28, 2021 and November 30, 2020, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Balance at beginning of period	$194,180	$177,765
Self-insurance provided	4,583	4,634
Payments	(5,500)	(1,147)
Adjustments (a)	182	229
Balance at end of period	$193,445	$181,481
(a)Represents net changes in estimated probable recoveries related to self-insurance, which are recorded in receivables, to present our self-insurance liability on a gross basis.

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
Florida Chapter 558 Actions. We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of February 28, 2021, we had approximately 635 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At February 28, 2021, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible.
Townhome Community Construction Defect Claims. In the 2016 fourth quarter, we received claims from a homeowners association alleging there were construction defects, primarily involving roofing and stucco issues, at a completed townhome community in Northern California totaling approximately $25.0 million. We, along with our outside consultants, have continued to investigate these allegations and we currently expect it may take additional quarters to fully evaluate them. At February 28, 2021, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries that reflected the status of our investigation to such date. At this stage of our investigation into these allegations, it is reasonably possible that our loss could exceed the amount accrued by an estimated range of $0 to $3.0 million. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs. We are in discussions with the homeowners association regarding the claims and their resolution.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 28, 2021, we had $927.6 million of performance bonds and $53.4 million of letters of credit outstanding. At November 30, 2020, we had $897.6 million of performance bonds and $42.1 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 28, 2021, we had total cash deposits of $65.9 million to purchase land having an aggregate purchase price of $1.57 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

18.    Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2021, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to Securities and Exchange Commission (“SEC”) rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
19.    Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended February 28, 2021 and February 29, 2020
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2020	99,869	(7,124)	(1,107)	$99,869	$824,306	$1,868,896	$(22,276)	$(77,265)	$(27,761)	$2,665,769
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(226)	—	—	—	(226)
Net income	—	—	—	—	—	97,051	—	—	—	97,051
Dividends on common stock	—	—	—	—	—	(14,064)	—	—	—	(14,064)
Employee stock options/other	173	—	—	173	2,365	—	—	—	—	2,538
Stock awards	—	419	10	—	(4,787)	—	—	4,547	240	—
Stock-based compensation	—	—	—	—	5,572	—	—	—	—	5,572
Tax payments associated with stock-based compensation awards	—	—	(208)	—	—	—	—	—	(8,456)	(8,456)
Balance at February 28, 2021	100,042	(6,705)	(1,305)	$100,042	$827,456	$1,951,657	$(22,276)	$(72,718)	$(35,977)	$2,748,184

Balance at November 30, 2019	121,593	(7,631)	(24,356)	$121,593	$793,954	$2,157,183	$(15,506)	$(82,758)	$(591,344)	$2,383,122
Cumulative effect of adoption of ASC 842	—	—	—	—	—	1,510	—	—	—	1,510
Reclassification of stranded tax effects	—	—	—	—	—	1,643	(1,643)	—	—	—
Net income	—	—	—	—	—	59,748	—	—	—	59,748
Dividends on common stock	—	—	—	—	—	(8,233)	—	—	—	(8,233)
Employee stock options/other	698	—	—	698	7,528	—	—	—	—	8,226
Stock awards	—	314	(15)	—	(3,012)	—	—	3,399	(387)	—
Stock-based compensation	—	—	—	—	4,950	—	—	—	—	4,950
Tax payments associated with stock-based compensation awards	—	—	(155)	—	—	—	—	—	(6,219)	(6,219)
Balance at February 29, 2020	122,291	(7,317)	(24,526)	$122,291	$803,420	$2,211,851	$(17,149)	$(79,359)	$(597,950)	$2,443,104

On February 18, 2021, the management development and compensation committee of our board of directors approved the payout of 419,070 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on October 5, 2017. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on cumulative earnings per share, average return on invested capital, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2017 through November 30, 2020. Of the shares of common stock paid out, 207,775 shares, or $8.5 million, were purchased by us in the 2021 first quarter to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
As of February 28, 2021, we were authorized to repurchase 2,193,947 shares of our common stock under a board of directors approved share repurchase program. We did not repurchase any of our common stock under this program in the three months ended February 28, 2021.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. The 2014 Plan was amended in April 2016. As of February 28, 2021, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.
In the three-month period ended February 28, 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. In the three-month period ended February 29, 2020, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.09 per share.
20.    Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the three months ended February 28, 2021:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	2,462,714	$15.32
Granted	—	—
Exercised	(163,651)	15.52
Cancelled	—	—
Options outstanding at end of period	2,299,063	$15.31
Options exercisable at end of period	2,299,063	$15.31
We have not granted any stock option awards since 2016. As of February 28, 2021, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 4.3 years. At February 28, 2021, there was no unrecognized compensation expense related to stock option awards as all these awards were fully vested. For the three months ended February 28, 2021 and February 29, 2020, there was no stock-based compensation expense associated with stock options. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $57.6 million at February 28, 2021. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $5.6 million and $5.0 million for the three months ended February 28, 2021 and February 29, 2020, respectively, related to restricted stock and PSUs.

21.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Summary of cash and cash equivalents at end of period:
Homebuilding	$569,793	$429,706
Financial services	1,166	1,221
Total	$570,959	$430,927
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(3,860)	$(3,928)
Income taxes paid	81	139
Supplemental disclosures of non-cash activities:
Reclassification of federal tax refund from deferred tax assets to receivables	—	43,322
Increase in operating lease right-of-use assets and lease liabilities due to adoption of ASC 842	—	31,199
Increase (decrease) in consolidated inventories not owned	(1,863)	8,781
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	3,261	2,964

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended
	February 28, 2021	February 29, 2020	Variance
Revenues:
Homebuilding	$1,138,008	$1,072,382	6%
Financial services	3,730	3,553	5
Total revenues	$1,141,738	$1,075,935	6%
Pretax income:
Homebuilding	$115,051	$63,035	83%
Financial services	8,500	5,813	46
Total pretax income	123,551	68,848	79
Income tax expense	(26,500)	(9,100)	(191)
Net income	$97,051	$59,748	62%
Basic earnings per share	$1.05	$.66	59%
Diluted earnings per share	$1.02	$.63	62%

Financial and Operational Highlights. While the U.S. economy continued to navigate challenges from the COVID-19 pandemic that began in the 2020 second quarter, housing market conditions were generally healthy during the three months ended February 28, 2021. The main drivers of the strong housing demand in the quarter included favorable demographic trends, low mortgage interest rates and a limited supply of new and resale inventory. In this environment, and building on our strong backlog of homes at the beginning of the quarter (“beginning backlog”) that was 54% higher year over year, we continued to see robust demand in our served markets, which contributed to the number and value of our net orders for the period rising 23% and 35%, respectively, from the year-earlier quarter.
Housing revenues for the 2021 first quarter grew 6% from the year-earlier quarter due to a 4% increase in the number of homes delivered to 2,864 and a 2% increase in the overall average selling price of those homes to $397,100. Our deliveries for the quarter were impacted by disruptive weather in Texas that delayed approximately 100 deliveries into our second quarter. Homebuilding operating income for the three months ended February 28, 2021 rose 90% year over year to $114.1 million and, as a percentage of revenues, improved 440 basis points to 10.0%. Excluding inventory-related charges of $4.1 million in the current quarter and $5.7 million in the year-earlier quarter, this metric improved to 10.4% from 6.1%. Our housing gross profits for the quarter increased compared to the year-earlier period, reflecting higher housing revenues and a 340 basis-point improvement in our housing gross profit margin to 20.8%.
The year-over-year increase in our housing gross profit margin in the 2021 first quarter primarily reflected a favorable pricing environment that more than offset higher construction costs in each of our homebuilding reporting segments, increased operating leverage due to higher revenues, and lower amortization of previously capitalized interest. Our selling, general and administrative expenses as a percentage of housing revenues improved 110 basis points to 10.7%, primarily due to targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic; lower advertising costs, partly reflecting strong housing demand; and increased operating leverage from higher housing revenues. In addition, the 2021 first quarter metric benefited from a $4.3 million ERC recognized during the period, as discussed in Note 14 – Income Taxes in the Notes to Consolidated Financial Statements in this report. The ERC favorably impacted each of our homebuilding reporting segments in the current period.
Net income of $97.1 million and diluted earnings per share of $1.02 for the 2021 first quarter each increased 62%, compared to the corresponding quarter of 2020.
The following table presents information concerning our net orders, cancellation rates, ending backlog and community count (dollars in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Net orders	4,292	3,495
Net order value (a)	$1,869,068	$1,382,654
Cancellation rates (b)	10%	14%
Ending backlog — homes	9,238	5,821
Ending backlog — value	$3,694,118	$2,124,551
Ending community count	209	250
Average community count	223	251
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
Net Orders. For the three months ended February 28, 2021, net orders from our homebuilding operations increased 23% from the year-earlier period to their highest first-quarter level since 2007, reflecting an increase in monthly net orders per community to 6.4 from 4.6 in the year-earlier period, partly offset by a decrease in our average community count. We generated this higher net order rate even as we raised prices in the vast majority of our communities and managed lot releases in order to balance pace, price and construction starts to optimize each asset and drive higher returns. Monthly net orders per community rose in each of our four homebuilding reporting segments, with increases ranging from 23% in our Southwest segment to 51% in our Southeast segment. This higher net order pace was largely fueled by the factors described above under “Financial and Operational Highlights.” We believe our Built-to-Order® homebuying process, which provides personalization and choice, also was a key factor that contributed to our strong 2021 first quarter net orders.
The value of our net orders for the three months ended February 28, 2021 rose 35% from the year-earlier period as a result of the growth in net orders and a 10% increase in the overall average selling price of those orders that largely reflected strong housing demand in most of our served markets. The year-over-year increase in net orders and overall net order value reflected improvements in all four of our homebuilding reporting segments, with net order value increases ranging from 30% in our West Coast and Southwest segments to 48% in our Central segment. Our cancellation rate as a percentage of gross orders for the three months ended February 28, 2021 improved from the year-earlier quarter.
Backlog. The number of homes in our backlog at February 28, 2021 increased 59% from February 29, 2020, reflecting the year-over-year increase in our net orders in the 2021 first quarter and our substantially higher beginning backlog. The potential future housing revenues in our backlog at February 28, 2021 rose 74% from the prior year as a result of both the higher number of homes in our backlog and a 10% increase in the overall average selling price of those homes.
Community Count. We use the term “community count” to refer to the number of communities with at least five homes/lots left to sell at the end of a reporting period. Our average community count for the 2021 first quarter declined 11% from the year-earlier period, reflecting decreases in each of our homebuilding reporting segments. Our ending community count was down 16% from the prior-year quarter. The year-over-year decreases in our overall average and ending community counts primarily reflected the close-out of communities earlier than planned due to our accelerated, demand-driven net order pace; our reduced investments in land and land development in the 2020 second and third quarters; and, to a lesser extent, delays in new community openings due in part to the COVID-19 pandemic.
COVID-19 Pandemic Impact. The COVID-19 pandemic and related governmental control measures severely disrupted global and national economies, the U.S. housing market and our business during our 2020 second quarter. During this period, we experienced a sizable reduction in net orders and backlog, protracted supply chain delays and construction cycle time extensions in most of our served markets. With the easing to varying degrees of restrictive public health orders in our served markets beginning in May 2020, our net orders began to rebound significantly following a low point in April 2020, as steadily increasing housing demand drove our 2020 third- and fourth-quarter net orders to 15-year highs and our 2021 first quarter net orders to a 14-year high. This sharp rise in net orders over the past three quarters has substantially expanded the number of homes in our backlog, which we believe positions us for considerable top-line and bottom-line growth over the remainder of 2021.
The U.S. economy continued on a path to recovery in the 2021 first quarter with millions of Americans receiving the COVID-19 vaccine and states and municipalities increasingly reopening. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the most recent stimulus expected to bolster household finances as well as those of small businesses, states and municipalities. As mentioned above, the housing market was generally healthy in the quarter with supply-demand dynamics remaining favorable for the homebuilding industry.
With the ongoing strong housing demand in the 2021 first quarter, we continued to accelerate our land acquisition and development investments, as we did in the latter part of 2020, to measurably expand our lot pipeline and support future community count growth. In the 2021 first quarter, we increased our investments by 37% from the year-earlier quarter. We anticipate a sequential increase in our ending community count in each remaining quarter of 2021, with year-over-year community count growth expected in the fourth quarter. In addition, with our ending backlog value at February 28, 2021 up a robust 74% year over year, representing potential future revenues of approximately $3.69 billion, our highest first-quarter level in 14 years, we expect to achieve significant growth in our scale and profits during the remainder of 2021, as described below under “Outlook.”
However, this favorable outlook could be affected materially by adverse developments, if any, related to the COVID-19 pandemic, including new or more restrictive “stay-at-home” orders and other new or revised public health requirements recommended or imposed by federal, state and local authorities. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies, the U.S. housing market and our business, including our net orders, backlog and revenues. In addition, we are continuing to see building material cost pressures, particularly with respect to lumber, that could negatively impact our margins in future periods. Despite these challenges, and other factors, which may individually or in combination slow or reverse the current housing recovery from the COVID-19 pandemic-induced disruptions in the 2020 second quarter, we believe we are well-positioned to operate effectively through the present environment.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2021	February 29, 2020
Revenues:
Housing	$1,137,353	$1,071,810
Land	655	572
Total	1,138,008	1,072,382
Costs and expenses:
Construction and land costs
Housing	(901,178)	(885,481)
Land	(731)	(572)
Total	(901,909)	(886,053)
Selling, general and administrative expenses	(122,005)	(126,134)
Total	(1,023,914)	(1,012,187)
Operating income	$114,094	$60,195

Homes delivered	2,864	2,752
Average selling price	$397,100	$389,500
Housing gross profit margin as a percentage of housing revenues	20.8%	17.4%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	21.1%	17.9%
Adjusted housing gross profit margin as a percentage of housing revenues	24.0%	21.1%
Selling, general and administrative expenses as a percentage of housing revenues	10.7%	11.8%
Operating income as a percentage of revenues	10.0%	5.6%
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of February 28, 2021, our homebuilding reporting segments conducted ongoing operations in the following states to the extent permitted by applicable public health orders as part of their respective COVID-19 control responses: West Coast — California and Washington; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended
	Homes Delivered		Net Orders		Cancellation Rates
Segment	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
West Coast	884	794	1,160	979	9%	11%
Southwest	534	603	867	765	8	11
Central	1,011	968	1,598	1,217	12	16
Southeast	435	387	667	534	12	18
Total	2,864	2,752	4,292	3,495	10%	14%

	Three Months Ended
	Net Order Value			Average Community Count
Segment	February 28, 2021	February 29, 2020	Variance	February 28, 2021	February 29, 2020	Variance
West Coast	$779,551	$598,416	30%	65	74	(12)%
Southwest	333,919	257,220	30	36	39	(8)
Central	552,941	373,481	48	82	90	(9)
Southeast	202,657	153,537	32	40	48	(17)
Total	$1,869,068	$1,382,654	35%	223	251	(11)%

	February 28, 2021 and February 29, 2020
	Backlog – Homes			Backlog – Value
Segment	February 28, 2021	February 29, 2020	Variance	February 28, 2021	February 29, 2020	Variance
West Coast	2,300	1,228	87%	$1,417,644	$712,218	99%
Southwest	1,854	1,400	32	669,939	456,024	47
Central	3,624	2,237	62	1,176,047	680,904	73
Southeast	1,460	956	53	430,488	275,405	56
Total	9,238	5,821	59%	$3,694,118	$2,124,551	74%
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
Revenues. Homebuilding revenues for the three months ended February 28, 2021 rose 6% from the corresponding year-earlier period due to an increase in housing revenues.
Housing revenues for the three months ended February 28, 2021 grew 6% year over year, reflecting a 4% increase in the number of homes delivered and a 2% increase in the overall average selling price of those homes. The number of homes delivered in the current quarter was tempered primarily by two construction-related factors. Compared to the prior-year quarter, our 2021 beginning backlog was more heavily weighted to early building stages with approximately 55% of the homes in backlog, versus approximately 44% in the year-earlier period, either not started or at the foundation stage. Additionally, our 2021 first quarter deliveries were impacted by disruptive weather in Texas that delayed approximately 100 deliveries in our Central homebuilding reporting segment into the second quarter. These dynamics lowered our year-over-year first-quarter backlog conversion rate.
Land sale revenues for the three months ended February 28, 2021 totaled $.7 million, compared to $.6 million in the year-earlier period. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our operating income for the three months ended February 28, 2021 increased 90% from the year-earlier period. Operating income for the 2021 first quarter included total inventory-related charges of $4.1 million, compared to $5.7 million for the 2020 first quarter. As a percentage of revenues, our operating income for the three months ended February 28, 2021 improved 440 basis points to 10.0%, compared to 5.6% for the year-earlier quarter.
The year-over-year growth in our operating income for the three months ended February 28, 2021 primarily reflected an increase in housing gross profits and a decrease in selling, general and administrative expenses.

Housing gross profits of $236.2 million for the three months ended February 28, 2021 grew 27% from $186.3 million for the year-earlier period, reflecting increases in both our housing revenues and housing gross profit margin. Our housing gross profit margin for the 2021 first quarter rose 340 basis points year over year to 20.8%, mainly as a result of a favorable pricing environment that more than offset higher construction costs (approximately 220 basis points); an increase in operating leverage due to higher housing revenues (approximately 70 basis points); lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 30 basis points); and a decrease in inventory-related charges (approximately 20 basis points).
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. Interest incurred totaled $31.1 million for the three months ended February 28, 2021, compared to $31.0 million for the year-earlier period, as our average debt level remained essentially the same in each period. All interest incurred during the three-month periods ended February 28, 2021 and February 29, 2020 was capitalized due to the average amount of our inventory qualifying for interest capitalization exceeding our average debt level for each period. As a result, we had no interest expense for these periods.
Interest amortized to construction and land costs associated with housing operations was $32.5 million for the three months ended February 28, 2021 and $34.6 million for the three months ended February 29, 2020. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.9% and 3.2% for the three months ended February 28, 2021 and February 29, 2020, respectively.
Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges for the applicable periods, our adjusted housing gross profit margin for the 2021 first quarter increased 290 basis points from the year-earlier quarter to 24.0%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Land sales generated a nominal loss for the three months ended February 28, 2021, compared to break-even results for the year-earlier period.
Selling, general and administrative expenses for the 2021 first quarter decreased 3% from the year-earlier quarter, reflecting targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic and lower advertising expenses in light of strong housing demand, partly offset by an increase in commission expenses associated with our higher housing revenues. In addition, selling, general and administrative expenses for the 2021 first quarter benefited from the above-mentioned $4.3 million ERC recognized during the period. As a percentage of housing revenues, our selling, general and administrative expenses improved 110 basis points, primarily reflecting increased operating leverage due to our higher housing revenues as compared to the year-earlier quarter and lower expenses.
The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended
	February 28, 2021	% of Housing Revenues	February 29, 2020	% of Housing Revenues
Marketing expenses	$28,406	2.5%	$33,060	3.1%
Commission expenses (a)	44,852	3.9	41,447	3.9
General and administrative expenses	48,747	4.3	51,627	4.8
Total	$122,005	10.7%	$126,134	11.8%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Interest Income. Interest income, which is generated from short-term investments, totaled $.7 million for the three months ended February 28, 2021 and $.9 million for the three months ended February 29, 2020. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
Equity in Income of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures decreased to $.3 million for the three months ended February 28, 2021, compared to $1.9 million for the three months ended February 29, 2020.

These results primarily reflected a decrease in the number of homes delivered from an unconsolidated joint venture in California to eight for the three months ended February 28, 2021 from 20 homes for the corresponding year-earlier period.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Housing revenues	$1,137,353	$1,071,810
Housing construction and land costs	(901,178)	(885,481)
Housing gross profits	236,175	186,329
Add: Inventory-related charges (a)	4,064	5,672
Housing gross profits excluding inventory-related charges	240,239	192,001
Add: Amortization of previously capitalized interest (b)	32,496	34,575
Adjusted housing gross profits	$272,735	$226,576
Housing gross profit margin as a percentage of housing revenues	20.8%	17.4%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	21.1%	17.9%
Adjusted housing gross profit margin as a percentage of housing revenues	24.0%	21.1%
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

Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	February 28, 2021	November 30, 2020
Notes payable	$1,747,007	$1,747,175
Stockholders’ equity	2,748,184	2,665,769
Total capital	$4,495,191	$4,412,944
Ratio of debt to capital	38.9%	39.6%

Notes payable	$1,747,007	$1,747,175
Less: Cash and cash equivalents	(569,793)	(681,190)
Net debt	1,177,214	1,065,985
Stockholders’ equity	2,748,184	2,665,769
Total capital	$3,925,398	$3,731,754
Ratio of net debt to capital	30.0%	28.6%
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
West Coast. The following table presents financial information related to our West Coast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2021	February 29, 2020	Variance
Revenues	$514,516	$484,497	6%
Construction and land costs	(421,055)	(416,657)	(1)
Selling, general and administrative expenses	(35,258)	(35,854)	2
Operating income	$58,203	$31,986	82%

Homes delivered	884	794	11%
Average selling price	$582,000	$610,200	(5)%
Operating income as a percentage of revenues	11.3%	6.6%	470	bps
This segment’s revenues for the three months ended February 28, 2021 and February 29, 2020 were generated solely from housing operations. Housing revenues grew 6% year over year, reflecting a higher number of homes delivered, partly offset by a decrease in the average selling price of those homes. The increase in homes delivered was attributable to our California and Washington operations. The year-over-year decrease in the average selling price of homes delivered was primarily due to a geographic mix shift.

Operating income for the three months ended February 28, 2021 increased from the year-earlier period, mainly reflecting higher housing gross profits. As a percentage of revenues, this segment’s operating income rose from the year-earlier quarter, primarily due to a 420 basis-point increase in the housing gross profit margin to 18.2% and a slight improvement in selling, general and administrative expenses as a percentage of housing revenues. The housing gross profit margin expansion was largely driven by a favorable pricing environment, an increase in operating leverage due to higher housing revenues, lower amortization of previously capitalized interest and a decrease in inventory-related charges. Inventory-related charges totaled $3.8 million in the 2021 first quarter, compared to $4.4 million in the year-earlier quarter.
Southwest. The following table presents financial information related to our Southwest segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2021	February 29, 2020	Variance
Revenues	$187,685	$191,318	(2)%
Construction and land costs	(138,681)	(142,899)	3
Selling, general and administrative expenses	(15,825)	(16,169)	2
Operating income	$33,179	$32,250	3%

Homes delivered	534	603	(11)%
Average selling price	$351,500	$316,400	11%
Operating income as a percentage of revenues	17.7%	16.9%	80	bps
This segment’s revenues for the three-month period ended February 28, 2021 were generated solely from housing revenues. For the three months ended February 29, 2020, revenues were generated from housing operations as well as nominal land sales. Housing revenues for the three months ended February 28, 2021 decreased 2% year over year to $187.7 million from $190.8 million due to a decline in the number of homes delivered, partly offset by an increase in the average selling price of those homes. The lower number of homes delivered in the current quarter reflected decreases in deliveries from both our Arizona and Nevada operations. The rise in the average selling price was mainly due to a shift in product and geographic mix.
Operating income for the three months ended February 28, 2021 rose from the corresponding 2020 period, primarily reflecting a slight increase in housing gross profits. As a percentage of revenues, operating income grew from the year-earlier quarter largely due to a higher housing gross profit margin. Selling, general and administrative expenses as a percentage of housing revenues were essentially even with the corresponding 2020 quarter.
Central. The following table presents financial information related to our Central segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2021	February 29, 2020	Variance
Revenues	$309,708	$283,513	9%
Construction and land costs	(238,951)	(229,123)	(4)
Selling, general and administrative expenses	(29,765)	(31,712)	6
Operating income	$40,992	$22,678	81%

Homes delivered	1,011	968	4%
Average selling price	$306,300	$292,900	5%
Operating income margin as a percentage of revenues	13.2%	8.0%	520	bps
This segment’s revenues for the three-month periods ended February 28, 2021 and February 29, 2020 were generated solely from housing operations. Housing revenues for the 2021 first quarter grew 9% from the year-earlier quarter, reflecting increases in both the number of homes delivered and the average selling price of those homes. The growth in the number of homes delivered was attributable to our Colorado operations. Our 2021 first quarter deliveries from this segment were impacted by disruptive weather in Texas that delayed approximately 100 deliveries into the second quarter. The increase in the average selling price was due to shifts in the product and geographic mix of homes delivered.
Operating income for the three months ended February 28, 2021 rose from the year-earlier period due to higher housing gross profits and lower selling, general and administrative expenses. The increase in this segment’s operating income as a percentage of revenues reflected a 360 basis-point increase in the housing gross profit margin to 22.8%, primarily driven by a favorable pricing environment, improved operating leverage due to higher housing revenues and lower amortization of previously capitalized interest. In addition, selling, general and administrative expenses as a percentage of housing revenues improved to 9.6% from 11.2% in the year-earlier quarter mainly as a result of increased operating leverage from higher housing revenues, and targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
Southeast. The following table presents financial information related to our Southeast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended
	February 28, 2021	February 29, 2020	Variance
Revenues	$126,099	$113,054	12%
Construction and land costs	(101,233)	(95,610)	(6)
Selling, general and administrative expenses	(12,752)	(14,814)	14
Operating income	$12,114	$2,630	361%

Homes delivered	435	387	12%
Average selling price	$288,400	$292,000	(1)%
Operating income as a percentage of revenues	9.6%	2.3%	730	bps
This segment’s revenues for the three-month periods ended February 28, 2021 and February 29, 2020 were generated from both housing operations and nominal land sales. Housing revenues for the three months ended February 28, 2021 grew 11% year over year to $125.4 million from $113.0 million due to an increase in the number of homes delivered, partly offset by a decrease in the average selling price of those homes. The increase in homes delivered reflected growth in deliveries from our Florida operations. The decline in the average selling price was mainly due to shifts in the product and geographic mix of homes delivered, with a lower proportion delivered from higher-priced communities.
Operating income for the three months ended February 28, 2021 grew from the year-earlier period, reflecting higher housing gross profits and lower selling, general and administrative expenses. As a percentage of revenues, operating income rose from the year-earlier period due to a 450 basis-point increase in the housing gross profit margin to 19.9% that was mainly driven by a favorable pricing environment, increased operating leverage due to higher housing revenues, and lower amortization of previously capitalized interest. In addition, selling, general and administrative expenses as a percentage of housing revenues improved 290 basis points from the year-earlier period to 10.2%, primarily due to increased operating leverage as a result of higher housing revenues, and targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Revenues	$3,730	$3,553
Expenses	(1,200)	(962)
Equity in income of unconsolidated joint venture	5,970	3,222
Pretax income	$8,500	$5,813

	Three Months Ended
	February 28, 2021	February 29, 2020
Total originations (a):
Loans	2,072	1,764
Principal	$710,924	$558,537
Percentage of homebuyers using KBHS	79%	71%
Average FICO score	724	722

Loans sold (a):
Loans sold to Stearns	1,554	2,289
Principal	$523,905	$700,037
Loans sold to third parties	436	72
Principal	$144,387	$23,299
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months ended February 28, 2021 rose from the corresponding period of 2020 due to an increase in title services revenues, partly offset by a decrease in insurance commissions.
Pretax income. Our financial services pretax income for the three months ended February 28, 2021 grew 46% from the year-earlier period due to an increase in the equity in income of unconsolidated joint ventures. In the 2021 first quarter, our equity in income of our unconsolidated joint venture, KBHS, increased 85% year over year as a result of a substantial increase in the principal amount of loan originations and improved margins. The higher principal amount of loan originations in 2021 primarily reflected an increase in the percentage of homebuyers using KBHS, a 4% rise in the number of homes we delivered and a 2% increase in the average selling price of those homes.
On January 5, 2021, Guaranteed Rate, Inc. announced that it had reached an agreement to acquire Stearns’ parent company. This transaction closed on March 1, 2021. As of the date of this report, we are not aware of any significant changes with respect to our partner in KBHS as a result of the transaction.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Income tax expense	$26,500	$9,100
Effective tax rate	21.4%	13.2%
Our effective tax rate for the three months ended February 28, 2021 rose from the year-earlier period, mainly due to the substantial increase in our pretax income, which reduced the proportionate favorable impact of excess tax benefits related to stock-based compensation and federal energy tax credits on the overall rate. In addition, on a year-over-year basis, our excess tax benefits related to stock-based compensation decreased by $2.1 million in the 2021 first quarter and the federal energy tax credits we earned from building energy efficient homes decreased by $1.3 million.
The federal energy tax credits for the three months ended February 28, 2021 resulted from legislation enacted in December 2020, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2021. Prior to this legislation, the tax credit expired on December 31, 2020. This extension is expected to benefit our income tax provision in future periods.
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss deductions for tax years 2020, 2021 and 2022. The suspension of California net operating loss deductions did not have an impact on our income tax expense for the three months ended February 28, 2021.

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
•land acquisition and land development;
•home construction;
•operating expenses;
•principal and interest payments on notes payable; and
•repayments of borrowings under the Credit Facility.
We ended the 2021 first quarter with total liquidity of $1.36 billion, including cash and cash equivalents and $787.6 million of available capacity under the Credit Facility. Based on our financial position as of February 28, 2021, and our positive business forecast for the remainder of 2021 as discussed below under “Outlook,” we have no material concerns related to our liquidity. While the ongoing COVID-19 pandemic creates potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next twelve months. We have no significant notes payable maturities until December 2021.
Our investments in land and land development increased 37% to $556.0 million for the three months ended February 28, 2021, compared to $405.0 million for the prior-year period. Approximately 49% of our total investments in the three months ended February 28, 2021 related to land acquisition, compared to approximately 48% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first three months of 2021 and 2020, approximately 53% and 49%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	February 28, 2021		November 30, 2020		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	17,706	$2,015,824	16,990	$1,928,500	716	$87,324
Southwest	12,553	757,775	12,290	688,807	263	68,968
Central	25,301	888,161	23,699	867,170	1,602	20,991
Southeast	14,134	462,193	14,059	413,005	75	49,188
Total	69,694	$4,123,953	67,038	$3,897,482	2,656	$226,471
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at February 28, 2021 increased from November 30, 2020, primarily due to our investments in land and land development in the 2021 first quarter and an increase in the number of homes under construction. The number of lots in inventory as of February 28, 2021 included 8,444 lots under contract where the associated deposits were refundable at our discretion, compared to 10,254 of such lots at November 30, 2020. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 40% at both February 28, 2021 and November 30, 2020. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.

Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	February 28, 2021	November 30, 2020
Total cash and cash equivalents	$569,793	$681,190
Credit Facility commitment	800,000	800,000
Borrowings outstanding under the Credit Facility	—	—
Letters of credit outstanding under the Credit Facility	(12,429)	(12,429)
Credit Facility availability	787,571	787,571
Total liquidity	$1,357,364	$1,468,761
The majority of our cash equivalents at February 28, 2021 and November 30, 2020 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	February 28, 2021	November 30, 2020	Variance
Mortgages and land contracts due to land sellers and other loans	$4,067	$4,667	$(600)
Senior notes	1,742,940	1,742,508	432
Total	$1,747,007	$1,747,175	$(168)
Our financial leverage, as measured by the ratio of debt to capital improved 70 basis points to 38.9% at February 28, 2021, compared to 39.6% at November 30, 2020. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at February 28, 2021 was 30.0%, compared to 28.6% at November 30, 2020. Our next scheduled debt maturity is on December 15, 2021, when $450.0 million in aggregate principal amount of our 7.00% senior notes become due.
LOC Facility. We had $41.0 million and $29.7 million of letters of credit outstanding under the LOC Facility at February 28, 2021 and November 30, 2020, respectively. Further information regarding our LOC Facility is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unsecured Revolving Credit Facility. We have an $800.0 million Credit Facility that will mature on October 7, 2023. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2021, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. We did not borrow under the Credit Facility during the 2021 first quarter. The Credit Facility is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the three months ended February 28, 2021 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2020.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 28, 2021:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.85 billion	$2.72 billion
Leverage Ratio	<	.650	.393
Interest Coverage Ratio (a)	>	1.500	4.887
Minimum liquidity (a)	>	$122.0 million	$569.8 million
Investments in joint ventures and non-guarantor subsidiaries	<	$648.1 million	$211.1 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$1.79 billion
(a)    Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of February 28, 2021, we met both the Interest Coverage Ratio and the minimum liquidity requirements.
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
As of February 28, 2021, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of certain dividends, such as cash dividends on our common stock, if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2021, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $4.1 million, secured primarily by the underlying property, which had an aggregate carrying value of $12.3 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In February 2021, Moody’s Investors Service affirmed our corporate Ba3 credit rating, and upgraded the rating outlook to positive from stable.
Consolidated Cash Flows. The following table presents a summary of net cash used in our operating, investing and financing activities (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Net cash used in:
Operating activities	$(79,265)	$(9,866)
Investing activities	(11,723)	(7,839)
Financing activities	(20,582)	(6,226)
Net decrease in cash and cash equivalents	$(111,570)	$(23,931)
Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash used in operating activities for the three months ended February 28, 2021 primarily reflected a net increase in inventories of $229.1 million and a net decrease in accounts payable, accrued expenses and other liabilities of $10.1 million, partly offset by net income of $97.1 million and a net decrease in receivables of $23.3 million. In the three months ended February 29, 2020, our net cash used in operating activities mainly reflected a net decrease in accounts payable, accrued expenses and other liabilities of $61.0 million, net cash of $17.9 million used for investments in inventories and a net increase in receivables of $4.2 million, partly offset by net income of $59.7 million.
Investing Activities. In the three months ended February 28, 2021, our uses of cash included $9.1 million for net purchases of property and equipment and $2.6 million for contributions to unconsolidated joint ventures. In the three months ended

February 29, 2020, the net cash used for investing activities reflected $6.7 million for net purchases of property and equipment and $1.7 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $.5 million return of investments in unconsolidated joint ventures.
Financing Activities. In the three months ended February 28, 2021, net cash was used for dividend payments on our common stock of $14.1 million, tax payments associated with stock-based compensation awards of $8.5 million and payments on mortgages and land contracts due to land sellers and other loans of $.6 million. The cash used was partially offset by $2.5 million of issuances of common stock under employee stock plans. In the three months ended February 29, 2020, net cash was used for dividend payments on our common stock of $8.2 million and tax payments associated with stock-based compensation awards of $6.2 million. The cash used was partially offset by $8.2 million of issuances of common stock under employee stock plans.
Dividends. During the three-month period ended February 28, 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. During the three-month period ended February 29, 2020, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.09 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created uncertainty as to general economic conditions for the remainder of 2021 and beyond, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2021, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions, which, given the ongoing uncertainty surrounding the COVID-19 pandemic, could rapidly and materially deteriorate or otherwise change. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding the COVID-19 pandemic, which could materially and negatively affect our business and the housing market, our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions, as well as moderated investor and/or lender interest or capacity and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. Further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity is provided in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended November 30, 2020.
Supplemental Guarantor Financial Information
As of February 28, 2021, we had $1.75 billion in aggregate principal amount of outstanding senior notes and no borrowings outstanding under the Credit Facility. Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”). Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes and the Credit Facility.
The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by us. The guarantees are senior unsecured obligations of each of the Guarantor Subsidiaries and rank equally in right of payment with all unsecured and unsubordinated indebtedness and guarantees of such Guarantor Subsidiaries. The guarantees are effectively subordinated to any secured indebtedness of such Guarantor Subsidiaries to the extent of the value of the assets securing such indebtedness, and structurally subordinated to indebtedness and other liabilities of Non-Guarantor Subsidiaries.
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

	February 28, 2021	November 30, 2020
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$524,150	$644,157
Inventories	3,651,185	3,464,674
Amounts due from Non-Guarantor Subsidiaries	443,905	394,226
Total assets	5,183,317	5,102,197

Liabilities and Stockholders’ Equity
Notes payable	1,743,340	1,743,508
Amounts due to Non-Guarantor Subsidiaries	229,299	221,330
Total liabilities	2,599,732	2,589,971
Stockholders’ equity	2,583,585	2,512,226

Three Months Ended February 28, 2021
Summarized Statement of Operations Data (in thousands)
Revenues	$1,029,190
Construction and land costs	(810,126)
Selling, general and administrative expenses	(113,061)
Interest income from non-guarantor subsidiary	7,556
Pretax income	114,212
Net income	91,712
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. None of our unconsolidated joint ventures had outstanding debt at February 28, 2021 or November 30, 2020.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we had under land option contracts and other similar contracts at February 28, 2021, we estimate the remaining purchase price to be paid during each year ending November 30 would be as follows: 2021 – $900.8 million; 2022 – $401.2 million; 2023 – $82.9 million; 2024 – $62.8 million; 2025 – $53.5 million; and thereafter – $2.3 million.
Contractual Obligations. There have been no significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2020.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2021 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2020.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
We believe long-term housing market fundamentals supporting demand remain positive. Most notably, demographic trends are favorable especially with respect to first-time homebuyers, with over 70 million millennials in their prime homebuying years, followed by a large Generation Z segment now entering their homebuying age. We believe our Built-to-Order model, which provides our buyers a significant degree of personalization and choice, as well as our industry leading commitment to building ENERGY STAR® certified homes and solar homes that help lower the total cost of homeownership, gives us a meaningful and distinct competitive advantage over other homebuilders and resale and rental homes, particularly in serving first-time homebuyers. Although mortgage interest rates have recently increased, they are still at relatively low levels and housing affordability remains generally favorable.
For the remainder of 2021, we plan to continue to execute on our customer-centric, personalized approach to homebuilding, which we believe contributed to our robust year-over-year net orders in the 2021 first quarter, and rebuild our community count to support future growth. In addition, we expect to continue to focus on aligning our housing starts with our net order absorption rate, and manage our construction cycle times, in order to deliver our homes in backlog and meet our expected delivery volumes for the year. We expect our increased investments in land and land development in recent quarters and planned new community openings will lead to a sequential increase in our ending community count in the remaining quarters of 2021, with year-over-year community count growth expected in the fourth quarter. We believe we are well positioned to extend our community count growth into next year and expect year-over-year community count expansion of at least 10% in 2022. Our present outlook for the 2021 second quarter and full year is as follows:
2021 Second Quarter
•We expect to generate housing revenues in the range of $1.42 billion to $1.50 billion, compared to $910.0 million in the year-earlier quarter, and anticipate our average selling price to be approximately $405,000, representing a year-over-year increase of 11%.
•We expect our homebuilding operating income as a percentage of revenues, assuming no inventory-related charges, to range from 10.0% to 10.5%, compared to 6.9%, excluding severance charges of $6.7 million associated with COVID-19 pandemic-related workforce reductions, for the prior-year quarter.
◦We expect our housing gross profit margin to be in the range of 20.5% to 21.1%, assuming no inventory-related charges, compared to 18.7% for the corresponding 2020 quarter.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.4% to 10.8%. The 2020 second quarter ratio was 11.8%, excluding severance charges.
•We expect an effective tax rate of approximately 24%.
•We expect our average community count to be down by a low-to-mid double-digit percentage on a year-over-year basis.

2021 Full Year
•We expect our housing revenues to be in the range of $5.70 billion to $6.10 billion, compared to $4.15 billion in 2020, and anticipate our average selling price will be in the range of $405,000 to $415,000, compared to $388,900 in 2020.
•We expect our homebuilding operating income as a percentage of revenues, assuming no inventory-related charges, will be in the range of 11.0% to 11.8%, an increase of 310 basis points at the mid-point, compared to 8.4%, excluding severance charges, for 2020.
◦We expect our housing gross profit margin to be in the range of 21.0% to 22.0%, assuming no inventory-related charges, versus 19.6% for 2020.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.9% to 10.3%, compared to 11.2%, excluding severance charges, in the prior year.
•We expect an effective tax rate of roughly 24%.
•We expect a single-digit percentage increase in our ending community count compared to 2020.
•We expect our return on equity will be above 18%, an improvement of more than 600 basis points compared to 11.8% for 2020.
We continue to believe we are well positioned for the remainder of 2021 due to, among other things, our strong backlog, planned new community openings, investments in land and land development and current positive economic and demographic trends, to varying degrees in many of our served markets. However, our industry continues to experience labor and supply constraints and rising and volatile raw material prices, particularly for lumber. Demand for our products could also be substantially diminished if the public health effort to contain the virulence and spread of COVID-19 continues for a prolonged period during the rest of the year or if there is a material rise in inflation. If these issues worsen in the remainder of 2021, our business and our ability to generate positive growth could be negatively impacted.
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
•any failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations, and financial markets’ and businesses’ reactions to any such failure;
•government actions, policies, programs and regulations directed at or affecting the housing market (including the CARES Act relief provisions for outstanding mortgage loans and any extensions or broadening thereof, the tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities;
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
Please see our Annual Report on Form 10-K for the year ended November 30, 2020 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2020. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2020.

Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2021.
There were no changes in our internal control over financial reporting during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.Legal Proceedings
For a discussion of our legal proceedings, see Note 18 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
December 1-31	—	$—	—	2,193,947
January 1-31	—	—	—	2,193,947
February 1-28	207,775	40.70	—	2,193,947
Total	207,775	$40.70	—
In May 2018, our board of directors authorized us to repurchase a total of up to 4,000,000 shares of our outstanding common stock.  As of November 30, 2020, we had 2,193,947 shares authorized for repurchase. During the three months ended February 28, 2021, no shares were repurchased pursuant to this authorization.
The shares purchased during the three months ended February 28, 2021 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the board of directors’ authorization.
Item 6.    Exhibits

Exhibits

22	List of Guarantor Subsidiaries, filed as an exhibit to our Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB HOME Registrant

Dated	April 9, 2021	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 9, 2021	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)