Form 10-Q
period 2021-05-31
KB HOME
filed 2021-07-09
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 92,143,095 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2021. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Total revenues	$1,440,892	$913,970	$2,582,630	$1,989,905
Homebuilding:
Revenues	$1,436,035	$910,280	$2,574,043	$1,982,662
Construction and land costs	(1,128,018)	(744,453)	(2,029,927)	(1,630,506)
Selling, general and administrative expenses	(145,115)	(114,238)	(267,120)	(240,372)
Operating income	162,902	51,589	276,996	111,784
Interest income	241	442	894	1,377
Equity in income (loss) of unconsolidated joint ventures	(127)	8,154	177	10,059
Homebuilding pretax income	163,016	60,185	278,067	123,220
Financial services:
Revenues	4,857	3,690	8,587	7,243
Expenses	(1,253)	(883)	(2,453)	(1,845)
Equity in income of unconsolidated joint ventures	7,044	4,797	13,014	8,019
Financial services pretax income	10,648	7,604	19,148	13,417
Total pretax income	173,664	67,789	297,215	136,637
Income tax expense	(30,300)	(15,800)	(56,800)	(24,900)
Net income	$143,364	$51,989	$240,415	$111,737
Earnings per share:
Basic	$1.55	$.57	$2.60	$1.23
Diluted	$1.50	$.55	$2.52	$1.19
Weighted average shares outstanding:
Basic	92,087	90,493	91,904	90,169
Diluted	95,379	93,472	95,143	93,628
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2021	November 30, 2020
Assets
Homebuilding:
Cash and cash equivalents	$608,069	$681,190
Receivables	271,080	272,659
Inventories	4,272,566	3,897,482
Investments in unconsolidated joint ventures	45,358	46,785
Property and equipment, net	69,336	65,547
Deferred tax assets, net	199,445	231,067
Other assets	115,233	125,510
	5,581,087	5,320,240
Financial services	37,846	36,202
Total assets	$5,618,933	$5,356,442

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$316,989	$273,368
Accrued expenses and other liabilities	665,690	667,501
Notes payable	1,747,447	1,747,175
	2,730,126	2,688,044
Financial services	1,942	2,629
Stockholders’ equity:
Common stock	100,151	99,869
Paid-in capital	836,353	824,306
Retained earnings	2,081,288	1,868,896
Accumulated other comprehensive loss	(22,276)	(22,276)
Grantor stock ownership trust, at cost	(72,718)	(77,265)
Treasury stock, at cost	(35,933)	(27,761)
Total stockholders’ equity	2,886,865	2,665,769
Total liabilities and stockholders’ equity	$5,618,933	$5,356,442
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2021	2020
Cash flows from operating activities:
Net income	$240,415	$111,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(13,191)	(18,078)
Distributions of earnings from unconsolidated joint ventures	11,981	15,150
Amortization of discounts, premiums and issuance costs	1,296	1,234
Depreciation and amortization	14,496	14,510
Deferred income taxes	31,700	23,800
Stock-based compensation	13,654	8,131
Inventory impairments and land option contract abandonments	4,521	10,051
Changes in assets and liabilities:
Receivables	1,682	19,286
Inventories	(379,923)	100,077
Accounts payable, accrued expenses and other liabilities	44,847	(117,274)
Other, net	10,455	(13,930)
Net cash provided by (used in) operating activities	(18,067)	154,694
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(6,300)	(3,586)
Return of investments in unconsolidated joint ventures	2,518	500
Purchases of property and equipment, net	(18,286)	(15,224)
Net cash used in investing activities	(22,068)	(18,310)
Cash flows from financing activities:
Payments on mortgages and land contracts due to land sellers and other loans	(600)	(1,063)
Issuance of common stock under employee stock plans	3,506	8,404
Tax payments associated with stock-based compensation awards	(8,456)	(6,219)
Payments of cash dividends	(27,797)	(16,331)
Net cash used in financing activities	(33,347)	(15,209)
Net increase (decrease) in cash and cash equivalents	(73,482)	121,175
Cash and cash equivalents at beginning of period	682,529	454,858
Cash and cash equivalents at end of period	$609,047	$576,033
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2021, the results of our consolidated operations for the three months and six months ended May 31, 2021 and 2020, and our consolidated cash flows for the six months ended May 31, 2021 and 2020. The results of our consolidated operations for the three months and six months ended May 31, 2021 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2020 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2020, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $378.5 million at May 31, 2021 and $508.5 million at November 30, 2020. At May 31, 2021 and November 30, 2020, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $143.4 million for the three months ended May 31, 2021 and $52.0 million for the three months ended May 31, 2020. For the six months ended May 31, 2021 and 2020, our comprehensive income was $240.4 million and $111.7 million, respectively. Our comprehensive income for each of the three-month and six-month periods ended May 31, 2021 and 2020 was equal to our net income for the respective periods.
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

2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of May 31, 2021, our homebuilding reporting segments conducted ongoing operations in the following states to the extent permitted by applicable public health orders as part of their respective 2019 coronavirus disease (“COVID-19”) control responses:

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
We offer mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), an unconsolidated joint venture we formed with Stearns Ventures, LLC (“Stearns”). We and Stearns each have a 50.0% ownership interest, with Stearns providing management oversight of KBHS’ operations. On March 1, 2021, Guaranteed Rate, Inc. acquired Stearns’ parent company. There have been no significant changes with respect to Stearns or its operations since the transaction was completed. The financial services reporting segment is separately reported in our consolidated financial statements.
Our reporting segments follow the same accounting policies used for our consolidated financial statements. The results of each reporting segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Revenues:
West Coast	$625,690	$331,882	$1,140,206	$816,379
Southwest	258,061	175,251	445,746	366,569
Central	390,555	284,193	700,263	567,706
Southeast	161,729	118,954	287,828	232,008
Total	$1,436,035	$910,280	$2,574,043	$1,982,662

Pretax income (loss):
West Coast	$76,630	$27,820	$135,261	$61,849
Southwest	48,909	24,891	81,964	57,003
Central	56,283	26,896	97,275	49,574
Southeast	18,861	6,629	30,976	9,259
Corporate and other	(37,667)	(26,051)	(67,409)	(54,465)
Total	$163,016	$60,185	$278,067	$123,220

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Inventory impairment and land option contract abandonment charges:
West Coast	$117	$672	$3,918	$5,064
Southwest	165	—	293	171
Central	70	3,452	70	4,436
Southeast	105	255	240	380
Total	$457	$4,379	$4,521	$10,051

	May 31, 2021	November 30, 2020
Assets:
West Coast	$2,265,852	$2,057,362
Southwest	854,193	738,765
Central	1,053,215	998,612
Southeast	555,716	448,388
Corporate and other	852,111	1,077,113
Total	$5,581,087	$5,320,240
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Revenues
Insurance commissions	$2,432	$2,030	$4,280	$3,983
Title services	2,425	1,660	4,307	3,260
Total	4,857	3,690	8,587	7,243
Expenses
General and administrative	(1,253)	(883)	(2,453)	(1,845)
Operating income	3,604	2,807	6,134	5,398
Equity in income of unconsolidated joint ventures	7,044	4,797	13,014	8,019
Pretax income	$10,648	$7,604	$19,148	$13,417

	May 31, 2021	November 30, 2020
Assets
Cash and cash equivalents	$978	$1,339
Receivables	1,581	1,988
Investments in unconsolidated joint ventures	12,492	10,978
Other assets (a)	22,795	21,897
Total assets	$37,846	$36,202
Liabilities
Accounts payable and accrued expenses	$1,942	$2,629
Total liabilities	$1,942	$2,629
(a)Other assets at May 31, 2021 and November 30, 2020 included $22.5 million and $21.5 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Numerator:
Net income	$143,364	$51,989	$240,415	$111,737
Less: Distributed earnings allocated to nonvested restricted stock	(63)	(43)	(126)	(87)
Less: Undistributed earnings allocated to nonvested restricted stock	(587)	(231)	(968)	(511)
Numerator for basic earnings per share	142,714	51,715	239,321	111,139
Effect of dilutive securities:
Add: Undistributed earnings allocated to nonvested restricted stock	587	231	968	511
Less: Undistributed earnings reallocated to nonvested restricted stock	(567)	(223)	(935)	(492)
Numerator for diluted earnings per share	$142,734	$51,723	$239,354	$111,158

Denominator:
Weighted average shares outstanding — basic	92,087	90,493	91,904	90,169
Effect of dilutive securities:
Share-based payments	3,292	2,979	3,239	3,459
Weighted average shares outstanding — diluted	95,379	93,472	95,143	93,628
Basic earnings per share	$1.55	$.57	$2.60	$1.23
Diluted earnings per share	$1.50	$.55	$2.52	$1.19
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2021 or 2020.

For the three-month and six-month periods ended May 31, 2021 and 2020, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	May 31, 2021	November 30, 2020
Due from utility companies, improvement districts and municipalities	$124,002	$105,700
Recoveries related to self-insurance and other legal claims	80,346	82,018
Refundable deposits and bonds	12,477	10,897
Income taxes receivable	2,012	41,323
Other	57,511	40,020
Subtotal	276,348	279,958
Allowance for doubtful accounts	(5,268)	(7,299)
Total	$271,080	$272,659
6.    Inventories
Inventories consisted of the following (in thousands):

	May 31, 2021	November 30, 2020
Homes completed or under construction	$1,840,982	$1,437,911
Land under development	2,431,584	2,459,571
Total	$4,272,566	$3,897,482
Land under development included land held for future development and land held for sale of $46.5 million and $.6 million, respectively, at May 31, 2021 and $74.0 million and $1.3 million, respectively, at November 30, 2020.
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
Our interest costs were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Capitalized interest at beginning of period	$188,555	$192,125	$190,113	$195,738
Interest incurred	31,110	31,055	62,202	62,017
Interest amortized to construction and land costs (a)	(39,600)	(28,746)	(72,250)	(63,321)
Capitalized interest at end of period (b)	$180,065	$194,434	$180,065	$194,434
(a)Interest amortized to construction and land costs for the six months ended May 31, 2021 included $.2 million related to land sales during the period. There was no such interest amortized for the three months ended May 31, 2021 or the three months and six months ended May 31, 2020.
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
We evaluated six and 11 communities or land parcels for recoverability as of May 31, 2021 and November 30, 2020, respectively. The carrying values of those communities or land parcels evaluated as of May 31, 2021 and November 30, 2020 were $78.5 million and $123.4 million, respectively. In addition, we evaluated land held for future development for recoverability as of May 31, 2021 and November 30, 2020.
Based on the results of our evaluations, we recognized no inventory impairment charges for the three-month periods ended May 31, 2021 and 2020. For the six months ended May 31, 2021 and 2020, we recognized inventory impairment charges of $3.6 million and $5.1 million, respectively. The inventory impairment charges for each six-month period reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended May 31,		Six Months Ended May 31,
Unobservable Input (a)	2021	2020	2021	2020
Average selling price	$—	$—	$471,000	$302,700 - $915,500
Deliveries per month	—	—	5	1 - 4
Discount rate	—%	—%	19%	17% - 18%
(a)The ranges of inputs used for the six months ended May 31, 2020 primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of May 31, 2021, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $90.2 million, representing 13 communities and various other land parcels. As of November 30, 2020, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $113.1 million, representing 16 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.5 million for the three months ended May 31, 2021 and $.9 million for the six months ended May 31, 2021. For the three months and six months ended May 31, 2020, we recognized land option contract abandonment charges of $4.4 million and $4.9 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at May 31, 2021 and November 30, 2020 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at May 31, 2021 and November 30, 2020 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2021 and November 30, 2020, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2021		November 30, 2020
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$31,851	$985,435	$20,962	$910,495
Other land option contracts and other similar contracts	36,110	671,708	33,672	507,934
Total	$67,961	$1,657,143	$54,634	$1,418,429
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $42.0 million at May 31, 2021 and $31.1 million at November 30, 2020. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $14.2 million at May 31, 2021 and $19.4 million at November 30, 2020.
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

As of both May 31, 2021 and November 30, 2020, we had investments in five unconsolidated joint ventures. The following table presents combined condensed information from the statements of operations for our unconsolidated joint ventures (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Revenues	$3,148	$66,873	$12,839	$94,420
Construction and land costs	(2,819)	(46,725)	(10,944)	(68,268)
Other expense, net	(530)	(3,742)	(1,409)	(5,849)
Income (loss)	$(201)	$16,406	$486	$20,303
The lower combined revenues and construction and land costs for the three months and six months ended May 31, 2021, as compared to the corresponding year-earlier periods, mainly reflected fewer homes delivered from an unconsolidated joint venture in California.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	May 31, 2021	November 30, 2020
Assets
Cash	$39,517	$38,837
Receivables	116	96
Inventories	58,791	65,233
Other assets	466	593
Total assets	$98,890	$104,759

Liabilities and equity
Accounts payable and other liabilities	$12,094	$14,037
Equity	86,796	90,722
Total liabilities and equity	$98,890	$104,759
10.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	May 31, 2021	November 30, 2020
Computer software and equipment	$36,494	$32,902
Model furnishings and sales office improvements	88,420	83,882
Leasehold improvements, office furniture and equipment	17,218	17,245
Subtotal	142,132	134,029
Less accumulated depreciation	(72,796)	(68,482)
Total	$69,336	$65,547

11.    Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2021	November 30, 2020
Cash surrender value and benefit receivable from corporate-owned life insurance contracts	$69,292	$73,227
Lease right-of-use assets	32,322	35,967
Prepaid expenses	11,643	13,916
Debt issuance costs associated with unsecured revolving credit facility, net	1,976	2,400
Total	$115,233	$125,510
12.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2021	November 30, 2020
Self-insurance and other legal liabilities	$230,449	$232,556
Employee compensation and related benefits	148,564	165,342
Warranty liability	95,853	91,646
Customer deposits	52,878	26,243
Lease liabilities	34,252	37,668
Accrued interest payable	31,805	31,641
Inventory-related obligations (a)	25,647	31,094
Real estate and business taxes	10,087	14,249
Other	36,155	37,062
Total	$665,690	$667,501
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
13.    Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded on our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months in accordance with Accounting Standards Codification Topic 842, “Leases” (“ASC 842”). Some of our leases include one or more renewal options, the exercise of which is generally at our discretion. Such options are excluded from the expected term of the lease unless we determine it is reasonably certain the option will be exercised. Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments. In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization. Our lease population at May 31, 2021 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate offices, division offices and design studios, as well as certain equipment leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three months ended May 31, 2021 and 2020 was $4.3 million and $4.4 million, respectively, and included short-term lease costs of $1.2 million and $1.4 million, respectively. For the six months ended May 31, 2021 and 2020, our total lease expense was $8.6 million and $9.4 million, respectively, and included short-term lease costs of $2.5 million and $3.5 million, respectively. Variable lease costs and external sublease income for the three-month and six-month periods ended May 31, 2021 and 2020 were immaterial.
The following table presents our lease right-of-use assets, lease liabilities and the weighted-average remaining lease term and weighted-average discount rate (incremental borrowing rate) used in calculating the lease liabilities (dollars in thousands):

	May 31, 2021	November 30, 2020
Lease right-of-use assets (a)	$32,567	$36,270
Lease liabilities (b)	34,524	38,000
Weighted-average remaining lease term	4.1 years	4.5 years
Weighted-average discount rate (incremental borrowing rate)	5.1%	5.1%
(a)Represents lease right-of-use assets within our homebuilding operations and financial services operations of $32.3 million and $.3 million, respectively, at May 31, 2021, and $36.0 million and $.3 million, respectively, at November 30, 2020.
(b)Represents lease liabilities within our homebuilding operations and financial services operations of $34.3 million and $.3 million, respectively, at May 31, 2021, and $37.7 million and $.3 million, respectively, at November 30, 2020.
The following table presents additional information about our leases (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Lease right-of-use assets obtained in exchange for new lease liabilities	$1,411	$2,428	$1,499	$6,068
Cash payments on lease liabilities	2,916	2,894	5,669	5,637
As of May 31, 2021, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2021	$5,936
2022	10,538
2023	8,270
2024	6,130
2025	4,500
Thereafter	3,111
Total lease payments	38,485
Less: Interest	(3,961)
Present value of lease liabilities	$34,524

14.    Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Income tax expense	$30,300	$15,800	$56,800	$24,900
Effective tax rate	17.4%	23.3%	19.1%	18.2%
Our income tax expense and effective tax rate for the three months ended May 31, 2021 reflected the favorable impacts of $14.8 million of federal energy tax credits we earned from building energy-efficient homes and $.4 million of excess tax benefits related to stock-based compensation, partially offset by $1.9 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). Our income tax expense and effective tax rate for the three months ended May 31, 2020 included the favorable impact of $3.0 million of federal energy tax credits we earned from building energy-efficient homes, partly offset by $1.0 million of non-deductible executive compensation expense.
Our income tax expense and effective tax rate for the six months ended May 31, 2021 reflected the favorable impacts of $17.5 million of federal energy tax credits that we earned from building energy-efficient homes and $3.9 million of excess tax benefits related to stock-based compensation, partially offset by $3.3 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). For the six months ended May 31, 2020, our income tax expense and effective tax rate included the favorable impacts of $7.0 million of federal energy tax credits we earned from building energy-efficient homes and $5.6 million of excess tax benefits related to stock-based compensation, partly offset by $2.0 million of non-deductible executive compensation expense.
The federal energy tax credits for the three months and six months ended May 31, 2021 resulted from legislation enacted in December 2020, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2021. Prior to this legislation, the tax credit expired on December 31, 2020. This extension is expected to benefit our income tax provision in future periods.
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
The CARES Act also provided an Employee Retention Credit (“ERC”), which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $5,000 of credit for each employee based on certain wages paid after March 12, 2020 and before January 1, 2021. Based on our evaluation of this provision and the significant pandemic-related impacts on our operations in 2020, we recognized an ERC of $4.3 million as an offset to payroll tax expenses within selling general and administrative expenses in our consolidated statements of operations upon filing for the refund in the 2021 first quarter.
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss deductions for tax years 2020, 2021 and 2022. The suspension of California net operating loss deductions did not have an impact on our income tax expense for the three months or six months ended May 31, 2021.
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
Our deferred tax assets of $217.4 million as of May 31, 2021 and $249.1 million as of November 30, 2020 were both partly offset by valuation allowances of $18.0 million. The deferred tax asset valuation allowances as of May 31, 2021 and November 30, 2020 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of May 31, 2021, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax valuation allowance were needed for the six months ended May 31, 2021.
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
Unrecognized Tax Benefits. As of May 31, 2021 and November 30, 2020, we had no gross unrecognized tax benefits. The fiscal years ending 2017 and later remain open to federal examinations, while 2016 and later remain open to state examinations.
15.    Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2021	November 30, 2020
Mortgages and land contracts due to land sellers and other loans	$4,067	$4,667
7.00% Senior notes due December 15, 2021	449,486	449,029
7.50% Senior notes due September 15, 2022	349,153	348,846
7.625% Senior notes due May 15, 2023	351,038	351,281
6.875% Senior notes due June 15, 2027	296,955	296,757
4.80% Senior notes due November 15, 2029	296,748	296,595
Total	$1,747,447	$1,747,175
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs and premiums, which totaled $6.6 million at May 31, 2021 and $7.5 million at November 30, 2020.
Unsecured Revolving Credit Facility. We have an $800.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on October 7, 2023. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.00 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .20% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2021, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2021, we had $787.6 million available for cash borrowings under the Credit Facility, with up to $237.6 million of that amount available for the issuance of letters of credit.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2022, we may issue up to $50.0 million of letters of credit. As of May 31, 2021 and November 30, 2020, we had letters of credit outstanding under the LOC Facility of $42.4 million and $29.7 million, respectively.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2021, inventories having a carrying value of $13.2 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration Statement. We have an automatically effective universal shelf registration statement that was filed with the SEC on July 9, 2020 (“2020 Shelf Registration”). The 2020 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions.

Senior Notes. All of the senior notes outstanding at May 31, 2021 and November 30, 2020 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our and our guarantor subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of May 31, 2021, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of May 31, 2021, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2021 – $1.1 million; 2022 – $801.1 million; 2023 – $351.2 million; 2024 – $.7 million; 2025 – $0; and thereafter – $600.0 million.
On June 9, 2021, we completed the underwritten public offering of $390.0 million in aggregate principal amount of 4.00% senior notes due 2031 (“4.00% Senior Notes due 2031”) at 100% of their aggregate principal amount, and used a portion of the net proceeds to purchase, pursuant to a tender offer that expired the previous day, $269.8 million in aggregate principal amount of our outstanding $450.0 million of 7.00% senior notes due 2021 (“7.00% Senior Notes due 2021”). Further information regarding these transactions is provided in Note 22 – Subsequent Events.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the six months ended May 31, 2021 and the year ended November 30, 2020 (in thousands):

		May 31, 2021			November 30, 2020
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)

Inventories	Level 3	$8,505	$(3,626)	$4,879	$69,211	$(22,723)	$46,488
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

The following table presents the fair value hierarchy, carrying value and estimated fair value of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2021		November 30, 2020
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,743,380	$1,883,500	$1,742,508	$1,924,250
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

The changes in our warranty liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Balance at beginning of period	$92,687	$90,213	$91,646	$88,839
Warranties issued	9,378	7,271	16,835	15,634
Payments	(6,212)	(4,640)	(12,628)	(11,629)
Adjustments	—	—	—	—
Balance at end of period	$95,853	$92,844	$95,853	$92,844
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $65.1 million and $60.0 million are included in receivables in our consolidated balance sheets at May 31, 2021 and November 30, 2020, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Balance at beginning of period	$193,445	$181,481	$194,180	$177,765
Self-insurance provided	5,928	1,343	10,511	5,977
Payments	(10,097)	(1,825)	(15,597)	(2,972)
Adjustments (a)	4,993	(2,918)	5,175	(2,689)
Balance at end of period	$194,269	$178,081	$194,269	$178,081
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
Florida Chapter 558 Actions. We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of May 31, 2021, we had approximately 686 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At May 31, 2021, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible.

Townhome Community Construction Defect Claims. In the 2016 fourth quarter, we received claims from a homeowners association alleging there were construction defects, primarily involving roofing and stucco issues, at a completed townhome community in Northern California totaling approximately $25.0 million. We, along with our outside consultants, have continued to investigate these allegations, and at May 31, 2021, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries that reflected the status of our investigation to such date. At this stage of our investigation into these allegations, it is reasonably possible that our loss could exceed the amount accrued by an estimated range of $0 to $3.0 million. Our investigation has also involved identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs. We are in discussions with the homeowners association regarding the claims and their resolution.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2021, we had $960.1 million of performance bonds and $54.8 million of letters of credit outstanding. At November 30, 2020, we had $897.6 million of performance bonds and $42.1 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2021, we had total cash deposits of $68.0 million to purchase land having an aggregate purchase price of $1.66 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
18.    Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2021, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.

19.    Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended May 31, 2021 and 2020
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at February 28, 2021	100,042	(6,705)	(1,305)	$100,042	$827,456	$1,951,657	$(22,276)	$(72,718)	$(35,977)	$2,748,184
Net income	—	—	—	—	—	143,364	—	—	—	143,364
Dividends on common stock	—	—	—	—	—	(13,733)	—	—	—	(13,733)
Employee stock options/other	65	—	—	65	903	—	—	—	—	968
Stock awards	44	—	2	44	(88)	—	—	—	44	—
Stock-based compensation	—	—	—	—	8,082	—	—	—	—	8,082
Balance at May 31, 2021	100,151	(6,705)	(1,303)	$100,151	$836,353	$2,081,288	$(22,276)	$(72,718)	$(35,933)	$2,886,865

Balance at February 29, 2020	122,291	(7,317)	(24,526)	$122,291	$803,420	$2,211,851	$(17,149)	$(79,359)	$(597,950)	$2,443,104
Net income	—	—	—	—	—	51,989	—	—	—	51,989
Dividends on common stock	—	—	—	—	—	(8,098)	—	—	—	(8,098)
Employee stock options/other	11	—	—	11	167	—	—	—	—	178
Stock awards	68	—	—	68	(68)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,181	—	—	—	—	3,181
Balance at May 31, 2020	122,370	(7,317)	(24,526)	$122,370	$806,700	$2,255,742	$(17,149)	$(79,359)	$(597,950)	$2,490,354

	Six Months Ended May 31, 2021 and 2020
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2020	99,869	(7,124)	(1,107)	$99,869	$824,306	$1,868,896	$(22,276)	$(77,265)	$(27,761)	$2,665,769
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(226)	—	—	—	(226)
Net income	—	—	—	—	—	240,415	—	—	—	240,415
Dividends on common stock	—	—	—	—	—	(27,797)	—	—	—	(27,797)
Employee stock options/other	238	—	—	238	3,268	—	—	—	—	3,506
Stock awards	44	419	12	44	(4,875)	—	—	4,547	284	—
Stock-based compensation	—	—	—	—	13,654	—	—	—	—	13,654
Tax payments associated with stock-based compensation awards	—	—	(208)	—	—	—	—	—	(8,456)	(8,456)
Balance at May 31, 2021	100,151	(6,705)	(1,303)	$100,151	$836,353	$2,081,288	$(22,276)	$(72,718)	$(35,933)	$2,886,865

Balance at November 30, 2019	121,593	(7,631)	(24,356)	$121,593	$793,954	$2,157,183	$(15,506)	$(82,758)	$(591,344)	$2,383,122
Cumulative effect of adoption of ASC 842	—	—	—	—	—	1,510	—	—	—	1,510
Reclassification of stranded tax effects	—	—	—	—	—	1,643	(1,643)	—	—	—
Net income	—	—	—	—	—	111,737	—	—	—	111,737
Dividends on common stock	—	—	—	—	—	(16,331)	—	—	—	(16,331)
Employee stock options/other	709	—	—	709	7,695	—	—	—	—	8,404
Stock awards	68	314	(15)	68	(3,080)	—	—	3,399	(387)	—
Stock-based compensation	—	—	—	—	8,131	—	—	—	—	8,131
Tax payments associated with stock-based compensation awards	—	—	(155)	—	—	—	—	—	(6,219)	(6,219)
Balance at May 31, 2020	122,370	(7,317)	(24,526)	$122,370	$806,700	$2,255,742	$(17,149)	$(79,359)	$(597,950)	$2,490,354

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
As of May 31, 2021, we were authorized to repurchase 2,193,947 shares of our common stock under a board of directors approved share repurchase program. We did not repurchase any of our common stock under this program in the six months ended May 31, 2021.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. The 2014 Plan was amended in April 2016. As of May 31, 2021, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.
On April 8, 2021, we entered into an Amended Rights Agreement with Computershare Inc., as rights agent, following its approval by our stockholders at our 2021 Annual Meeting held on April 8, 2021. The Amended Rights Agreement amends the Amended and Restated Rights Agreement, dated as of April 12, 2018 (“Prior Rights Agreement”). As with the Prior Rights Agreement, the Amended Rights Agreement is intended to continue to help protect our net operating losses and other deferred tax assets from an ownership change under Section 382 of the Internal Revenue Code. The Amended Rights Agreement extended the latest possible expiration date of the rights issued pursuant to the Prior Rights Agreement to the close of business on April 30, 2024, and made certain other related changes. Otherwise, the Amended Rights Agreement’s terms are substantively the same as those of the Prior Rights Agreement, which were disclosed in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended November 30, 2020.
In the three-month period ended May 31, 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. In the three-month period ended May 31, 2020, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.09 per share. Quarterly cash dividends declared and paid on our common stock in the six-month periods ended May 31, 2021 and 2020 totaled $.30 per share and $.18 per share of common stock, respectively.
20.    Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the six months ended May 31, 2021:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	2,462,714	$15.32
Granted	—	—
Exercised	(228,651)	15.35
Cancelled	—	—
Options outstanding at end of period	2,234,063	$15.32
Options exercisable at end of period	2,234,063	$15.32
We have not granted any stock option awards since 2016. As of May 31, 2021, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 4.1 years. As all outstanding stock options have been fully vested since 2019, there was no unrecognized compensation expense related to stock option awards at May 31, 2021 and no stock-based compensation expense associated with stock options for the three-month and six-month periods ended May 31, 2021 and 2020. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $70.3 million at May 31, 2021. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $8.1 million and $3.1 million for the three months ended May 31, 2021 and 2020, respectively, related to restricted stock and PSUs. For the six months ended May 31, 2021 and 2020, we recognized total compensation expense of $13.7 million and $8.1 million, respectively, related to restricted stock and PSUs.
21.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2021	2020
Summary of cash and cash equivalents at end of period:
Homebuilding	$608,069	$575,006
Financial services	978	1,027
Total	$609,047	$576,033
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(164)	$249
Income taxes paid	26,295	1,078
Supplemental disclosures of non-cash activities:
Reclassification of federal tax refund from deferred tax assets to receivables	—	82,617
Increase in operating lease right-of-use assets and lease liabilities due to adoption of ASC 842	—	31,199
Inventories acquired through seller financing	—	18,045
Decrease in consolidated inventories not owned	(5,223)	(10,414)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	4,905	5,360
22.    Subsequent Events
On June 9, 2021, pursuant to the 2020 Shelf Registration, we completed the underwritten public offering of $390.0 million in aggregate principal amount of 4.00% Senior Notes due 2031 at 100% of their aggregate principal amount. The 4.00% Senior Notes due 2031 represent senior unsecured obligations of ours and rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness. Interest on the 4.00% Senior Notes due 2031 is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2021. The 4.00% Senior Notes due 2031 will mature on June 15, 2031.
We used a portion of the net proceeds from the issuance of the 4.00% Senior Notes due 2031 to purchase, pursuant to a tender offer that expired on June 8, 2021, $269.8 million in aggregate principal amount of our outstanding $450.0 million of 7.00% Senior Notes due 2021. We intend to use the remaining net proceeds together with cash on hand to redeem the remaining $180.2 million of 7.00% Senior Notes due 2021 at par value on September 15, 2021. We expect to recognize a charge of approximately $5.0 million for the early extinguishment of debt in the 2021 third quarter.
On July 8, 2021, our board of directors authorized us to repurchase a total of up to 5,000,000 shares of our outstanding common stock. This authorization reaffirmed and incorporated the then-current balance of 2,193,947 shares that remained under a prior board-approved share repurchase program. Repurchases under this 5,000,000 share repurchase authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market and business conditions and other factors. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended May 31,			Six Months Ended May 31,
	2021	2020	Variance	2021	2020	Variance
Revenues:
Homebuilding	$1,436,035	$910,280	58%	$2,574,043	$1,982,662	30%
Financial services	4,857	3,690	32	8,587	7,243	19
Total revenues	$1,440,892	$913,970	58%	$2,582,630	$1,989,905	30%
Pretax income:
Homebuilding	$163,016	$60,185	171%	$278,067	$123,220	126%
Financial services	10,648	7,604	40	19,148	13,417	43
Total pretax income	173,664	67,789	156	297,215	136,637	118
Income tax expense	(30,300)	(15,800)	(92)	(56,800)	(24,900)	(128)
Net income	$143,364	$51,989	176%	$240,415	$111,737	115%
Diluted earnings per share	$1.50	$.55	173%	$2.52	$1.19	112%
As the U.S. economy began to recover from the severe impacts of the COVID-19 pandemic that started in the 2020 second quarter, housing market conditions remained generally healthy from the 2020 second half through the six months ended May 31, 2021. Continued solid first-time buyer interest in homeownership, underscoring the large millennial and Generation Z demographic groups that are in or entering their prime homebuying years, along with a limited supply of new and resale inventory and low mortgage interest rates, created a favorable environment for our business throughout the period. First-time buyers accounted for 64% of our homes delivered in the three months ended May 31, 2021. Reflecting the robust demand in our served markets, the number and value of our net orders for the 2021 second quarter rose 145% and 196%, respectively, from the 2020 second quarter, when our net orders were adversely affected by the outbreak of the COVID-19 pandemic as described below under “COVID-19 Pandemic Impact.”
In order to balance pace, price and construction starts to optimize the performance of our inventory assets and improve returns amid the considerable demand for our homes and steadily increasing construction labor and building materials costs, particularly for lumber, we raised selling prices in the vast majority of our communities and, in some instances, managed the pace of lot releases during the 2021 second quarter. However, with the strong housing demand and improving general economy, we experienced supply-chain disruptions that created intermittent shortages of certain construction materials and other products, as well as trade labor availability constraints and municipality delays, with respect to permitting, inspections and utilities. These factors extended our construction cycle times in the 2021 second quarter, and pushed some expected deliveries and new community openings into the third quarter. Along with the accelerated close-out of communities due to our exceptionally strong monthly net order pace, we had year-over-year and sequential decreases in our average and ending community counts for the quarter. We are closely monitoring the risks to our construction cycle times and new community openings, and believe the above-described unfavorable trends will generally persist for the remainder of the year. Therefore, we have incorporated them into our 2021 third quarter and full-year performance expectations as presented below under “Outlook.”
Homebuilding revenues for the 2021 second quarter grew 58% from the year-earlier quarter due to an increase in housing revenues that reflected 40% growth in the number of homes delivered to 3,504, our highest second-quarter level since 2007, and a 13% increase in the overall average selling price of those homes to $409,800. Homebuilding operating income for the three months ended May 31, 2021 rose 216% year over year to $162.9 million and, as a percentage of revenues, improved 560 basis points to 11.3%. The increase in our homebuilding operating income margin was driven by meaningful improvements in both our housing gross profit margin and selling, general and administrative expenses as a percentage of housing revenues. Reflecting the strong performance of both our homebuilding and financial services operations in the 2021 second quarter, our pretax income margin improved 470 basis points to 12.1%, and net income and diluted earnings per share increased 176% and

173%, respectively, each as compared to the corresponding quarter of 2020.
COVID-19 Pandemic Impact. The COVID-19 pandemic and related governmental control measures considerably disrupted global and national economies, the U.S. housing market and our business during our 2020 second quarter. During that period, we experienced a sizable reduction in net orders and backlog, as discussed below under “Net Orders,” as well as protracted supply chain delays and construction cycle time extensions in most of our served markets that resulted in home delivery delays. With the uncertainty surrounding the COVID-19 pandemic, and in prioritizing cash preservation and liquidity, we limited our land investments and curtailed our overhead expenditures, partly through workforce realignment and reductions. As a result, our selling, general and administrative expenses for the 2020 second quarter included severance charges of $6.7 million.
With the easing to varying degrees of restrictive public health orders in our served markets beginning in May 2020, our net orders began to rebound significantly following a low point in April 2020, as steadily increasing housing demand drove our 2020 third- and fourth-quarter net orders to 15-year highs and our 2021 first- and second-quarter net orders to 14-year highs. This sharp rise in net orders over the past several quarters substantially expanded the number of homes in our backlog as well as our backlog value. With our ending backlog value at May 31, 2021 up a robust 126% year over year, representing potential future revenues of approximately $4.29 billion, our highest second-quarter level in 14 years, we expect to achieve significant year-over-year growth in our scale, profitability and returns during 2021, as described below under “Outlook.” In addition, with the ongoing strong housing demand in the 2021 first half, we continued to increase our land acquisition and development investments, as we did in the latter part of 2020, to measurably expand our lot pipeline and support future community count growth. Based on our investments over the past several quarters, we expect double-digit year-over-year community count growth for our 2022 full year.
Our favorable outlook could be materially affected by adverse developments, if any, related to the COVID-19 pandemic, including new or more restrictive “stay-at-home” orders and other new or revised public health requirements recommended or imposed by federal, state and local authorities. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies, the U.S. housing market and our business, including our net orders, backlog and revenues. In addition, as mentioned above, we are continuing to experience trade labor and building materials cost pressures, particularly with respect to lumber, as well as supply-chain issues and delays in state and municipal construction permitting and approvals, that could negatively impact our growth, margins and financial results in future periods. Despite these challenges, and other factors, which may individually or in combination slow or reverse the current housing recovery from the COVID-19 pandemic-induced disruptions in the 2020 second quarter, we believe we are well-positioned to operate effectively through the present environment.
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Revenues:
Housing	$1,436,032	$909,978	$2,573,385	$1,981,788
Land	3	302	658	874
Total	1,436,035	910,280	2,574,043	1,982,662
Costs and expenses:
Construction and land costs
Housing	(1,128,017)	(744,151)	(2,029,195)	(1,629,632)
Land	(1)	(302)	(732)	(874)
Total	(1,128,018)	(744,453)	(2,029,927)	(1,630,506)
Selling, general and administrative expenses	(145,115)	(114,238)	(267,120)	(240,372)
Total	(1,273,133)	(858,691)	(2,297,047)	(1,870,878)
Operating income	162,902	51,589	276,996	111,784
Interest income	241	442	894	1,377
Equity in income (loss) of unconsolidated joint ventures	(127)	8,154	177	10,059
Homebuilding pretax income	$163,016	$60,185	$278,067	$123,220

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Homes delivered	3,504	2,499	6,368	5,251
Average selling price	$409,800	$364,100	$404,100	$377,400
Housing gross profit margin as a percentage of housing revenues	21.4%	18.2%	21.1%	17.8%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	21.5%	18.7%	21.3%	18.3%
Adjusted housing gross profit margin as a percentage of housing revenues	24.2%	21.9%	24.1%	21.5%
Selling, general and administrative expenses as a percentage of housing revenues	10.1%	12.6%	10.4%	12.1%
Operating income as a percentage of revenues	11.3%	5.7%	10.8%	5.6%
Revenues. Homebuilding revenues of $1.44 billion for the three months ended May 31, 2021 rose from the corresponding year-earlier period due to a 58% increase in housing revenues. The year-over-year growth in housing revenues reflected a 40% increase in the number of homes delivered and a 13% increase in the overall average selling price of those homes. The higher volume of homes delivered was largely due to our backlog of homes at the beginning of the quarter (“beginning backlog”) increasing 59% year over year as a result of our strong net order growth over the past several quarters. In addition, homes delivered in the 2020 second quarter were negatively impacted by the economic disruptions during the early stages of the COVID-19 pandemic, as described above under “COVID-19 Pandemic Impact.” The overall average selling price of homes delivered reflected the strong housing market conditions, which enabled us to raise prices in the vast majority of our communities, as well as product and geographic mix shifts of homes delivered.
For the six months ended May 31, 2021, homebuilding revenues grew 30% year over year to $2.57 billion, reflecting growth in housing revenues. Housing revenues for the six months ended May 31, 2021 increased from the corresponding 2020 period as a result of a 21% increase in the number of homes delivered and a 7% rise in the overall average selling price of those homes.
Operating Income. The year-over-year growth in our operating income for the three-month and six-month periods ended May 31, 2021 primarily reflected increases in housing gross profits, partly offset by increases in selling, general and administrative expenses.
Our operating income for the three months ended May 31, 2021 increased 216% from the year-earlier period. Operating income for the 2021 second quarter included $.5 million of inventory-related charges. For the 2020 second quarter, operating income included inventory-related charges of $4.4 million and severance charges of $6.7 million associated with workforce reductions made during that period. As a percentage of revenues, our operating income for the three months ended May 31, 2021 improved 560 basis points to 11.3%, compared to 5.7% for the year-earlier quarter. Excluding inventory-related charges in both periods and severance charges in the year-earlier period, our operating income as a percentage of revenues increased 450 basis points to 11.4% for the 2021 second quarter from 6.9% for the year-earlier quarter.
For the six months ended May 31, 2021, our operating income grew 148% from the prior-year period. Operating income for the 2021 first half included inventory-related charges of $4.5 million, compared to $10.1 million of such charges in the corresponding 2020 period. As a percentage of revenues, our operating income for the six months ended May 31, 2021 increased 520 basis points year over year to 10.8%. Excluding inventory-related charges for both periods and the above-mentioned severance charges in the 2020 period, our operating income margin improved to 10.9% for the six months ended May 31, 2021, compared to 6.5% for the six months ended May 31, 2020.
Housing Gross Profits. Housing gross profits of $308.0 million for the three months ended May 31, 2021 grew 86% from $165.8 million for the year-earlier period, reflecting increases in both our housing revenues and housing gross profit margin. Our housing gross profit margin for the 2021 second quarter rose 320 basis points year over year to 21.4%, mainly as a result of an increase in operating leverage due to higher housing revenues (approximately 130 basis points); a favorable pricing environment that more than offset higher construction costs (approximately 90 basis points); lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 50 basis points); a decrease in inventory-related charges (approximately 40 basis points); and other miscellaneous factors (approximately 10 basis points). As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.7% and 3.2% for the three months ended May 31, 2021 and 2020, respectively. Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges for the applicable periods, our adjusted housing gross profit margin for the 2021 second quarter increased 230 basis points from the year-earlier quarter to 24.2%.
For the six months ended May 31, 2021, our housing gross profits of $544.2 million increased 55% from $352.2 million for the year-earlier period. Housing gross profits for the 2021 first half included $4.5 million of inventory-related charges, compared to $10.1 million of such charges in the corresponding 2020 period. Our housing gross profit margin of 21.1% for the six months ended May 31, 2021 increased 330 basis points year over year, primarily due to the reasons described above with respect to the three months ended May 31, 2021. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.8% for the six months ended May 31, 2021, compared to 3.2% for the corresponding 2020 period. Our adjusted housing gross profit margin for the six months ended May 31, 2021 increased 260 basis points from the year-earlier period to 24.1%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, General and Administrative Expenses. The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended May 31,				Six Months Ended May 31,
	2021	% of Housing Revenues	2020	% of Housing Revenues	2021	% of Housing Revenues	2020	% of Housing Revenues
Marketing expenses	$29,498	2.1%	$28,917	3.2%	$57,904	2.3%	$61,977	3.1%
Commission expenses (a)	56,623	3.9	38,830	4.3	101,475	3.9	80,277	4.1
General and administrative expenses	58,994	4.1	46,491	5.1	107,741	4.2	98,118	4.9
Total	$145,115	10.1%	$114,238	12.6%	$267,120	10.4%	$240,372	12.1%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the 2021 second quarter rose 27% from the year-earlier quarter, mainly due to an increase in commission expenses associated with our higher housing revenues, and an increase in general and administrative expenses. The year-over-year increase in general and administrative expenses primarily reflected reduced expenses associated with certain employee compensation plans in the 2020 second quarter, and higher expenses in the 2021 second quarter to support current and expected growth, partly offset by the above-mentioned severance charges in the year-earlier period. As a percentage of housing revenues, our selling, general and administrative expenses improved to 10.1% from 12.6%, primarily reflecting the continued benefit of targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic; increased operating leverage due to our higher housing revenues as compared to the year-earlier quarter; and the above-noted severance charges in the year-earlier quarter. Excluding these severance charges, the 2020 second quarter ratio was 11.8%.
For the 2021 first half, selling, general and administrative expenses increased 11% year over year, mainly due to the reasons described above with respect to the three months ended May 31, 2021, partly offset by a decrease in marketing expenses and a $4.3 million benefit from the ERC recognized during the current period as discussed in Note 14 – Income Taxes in the Notes to Consolidated Financial Statements in this report. The ERC favorably impacted each of our homebuilding reporting segments for the six months ended May 31, 2021. As a percentage of housing revenues, selling, general and administrative expenses for the six months improved 170 basis points to 10.4%, largely due to the reasons described above with respect to the three months ended May 31, 2021.
Interest Income/Expense. Interest income, which is generated from short-term investments, totaled $.2 million for the three months ended May 31, 2021 and $.4 million for the three months ended May 31, 2020. For the six-month periods ended May 31, 2021 and 2020, our interest income totaled $.9 million and $1.4 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and six-month periods ended May 31, 2021 and 2020 was capitalized due to the average amount of our inventory qualifying for interest capitalization exceeding our average debt level for each period. As a result, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.1 million for the three months ended May 31, 2021, compared to equity in income of unconsolidated joint ventures of $8.2 million for the year-earlier period. For the six months ended May 31, 2021, our equity in income of unconsolidated joint ventures decreased to $.2 million, compared to $10.1 million for the corresponding 2020 period. The year-over-year changes for both periods mainly resulted from a reduction in the number of homes delivered from an unconsolidated joint venture in California to two and 10 homes for the three months and six months ended May 31, 2021, respectively, compared to 53 and 73 homes, respectively, for the corresponding year-earlier periods. This unconsolidated joint venture delivered its last home in the 2021 second quarter.
Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information concerning our net orders, cancellation rates, ending backlog and community count (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Net orders	4,300	1,758	8,592	5,253
Net order value (a)	$2,036,837	$688,444	$3,905,905	$2,071,098
Cancellation rates (b)	9%	43%	10%	27%
Ending backlog — homes	10,034	5,080	10,034	5,080
Ending backlog — value	$4,294,923	$1,903,017	$4,294,923	$1,903,017
Ending community count	200	244	200	244
Average community count	205	247	215	248
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
Our net orders, net order value, cancellation rate, ending backlog and ending backlog value for the three months and six months ended May 31, 2020 were adversely impacted by the COVID-19 pandemic, as described above under “COVID-19 Pandemic Impact.”
Net Orders. For the three months ended May 31, 2021, net orders from our homebuilding operations increased 145% from the year-earlier period to their highest second-quarter level since 2007, reflecting an increase in monthly net orders per community to 7.0 from 2.4 in the year-earlier period, partly offset by a decrease in our average community count. Monthly net orders per community rose in each of our four homebuilding reporting segments, with increases ranging from 119% in our Central segment to 431% in our Southeast segment. This higher net order pace occurred even as we raised our home selling prices and paced lot releases, and was largely fueled by factors described above under “Overview.” In addition, our low net order pace for the year-earlier period reflected the significant moderation in activity and high cancellation rate we experienced at the onset of the COVID-19 pandemic. We believe our Built-to-Order® homebuying process, which provides personalization and choice, also was a key contributor to our strong 2021 second quarter net orders.
The value of our net orders for the three months ended May 31, 2021 rose 196% from the year-earlier period as a result of the growth in net orders and a 21% increase in the overall average selling price of those orders that largely reflected strong housing demand in most of our served markets. The year-over-year increase in net orders and overall net order value reflected improvements in all four of our homebuilding reporting segments, with net order value increases ranging from 118% in our Central segment to 406% in our Southeast segment.

Our cancellation rate as a percentage of gross orders for the three months ended May 31, 2021 improved significantly from the year-earlier period. The high cancellation rate in the year-earlier period largely reflected our proactive efforts to assure a backlog of qualified homebuyers amid the unprecedented nationwide economic and employment disruptions resulting from the outbreak of the COVID-19 pandemic.
Backlog. The number of homes in our backlog at May 31, 2021 increased 98% from May 31, 2020, reflecting the year-over-year increase in our net orders in the 2021 second quarter and our substantially higher beginning backlog. The potential future housing revenues in our backlog at May 31, 2021 rose 126% from the prior year as a result of both the higher number of homes in our backlog and a 14% increase in the overall average selling price of those homes. Each of our four homebuilding reporting segments generated triple-digit increases in backlog value, ranging from 105% in our Central segment to 155% in our Southeast segment.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our average community count for the 2021 second quarter declined 17% from the year-earlier period, reflecting decreases in each of our homebuilding reporting segments. Our ending community count was 200, compared to 244 in the year-earlier quarter. The year-over-year decreases in our overall average and ending community counts primarily reflected the close-out of communities earlier than anticipated due to our demand-driven net order pace increasing 192% from the year-earlier quarter to 7.0 monthly net orders per community; and delays in new community openings as described above under “Overview.” These factors also contributed to the current quarter ending community count declining from 209 communities at the end of the 2021 first quarter. As described above under “COVID-19 Pandemic Impact,” we have substantially increased our investments in land acquisition and land development in 2021 to support future community count growth.
HOMEBUILDING REPORTING SEGMENTS
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of May 31, 2021, our homebuilding reporting segments conducted ongoing operations in the following states to the extent permitted by applicable public health orders as part of their respective COVID-19 control responses: West Coast — California and Washington; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina.
Operational Data. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2021	2020	2021	2020	2021	2020
West Coast	1,006	585	1,300	555	9%	37%
Southwest	715	552	924	305	5	50
Central	1,232	955	1,292	719	12	36
Southeast	551	407	784	179	10	61
Total	3,504	2,499	4,300	1,758	9%	43%

	Net Order Value			Average Community Count
Segment	2021	2020	Variance	2021	2020	Variance
West Coast	$937,416	$324,936	188%	58	75	(23)%
Southwest	374,700	99,464	277	36	37	(3)
Central	463,746	212,445	118	73	90	(19)
Southeast	260,975	51,599	406	38	45	(16)
Total	$2,036,837	$688,444	196%	205	247	(17)%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2021	2020	2021	2020	2021	2020
West Coast	1,890	1,379	2,460	1,534	9%	23%
Southwest	1,249	1,155	1,791	1,070	7	27
Central	2,243	1,923	2,890	1,936	12	25
Southeast	986	794	1,451	713	11	36
Total	6,368	5,251	8,592	5,253	10%	27%

	Net Order Value			Average Community Count
Segment	2021	2020	Variance	2021	2020	Variance
West Coast	$1,716,967	$923,352	86%	62	75	(17)%
Southwest	708,619	356,684	99	36	38	(5)
Central	1,016,687	585,926	74	78	89	(12)
Southeast	463,632	205,136	126	39	46	(15)
Total	$3,905,905	$2,071,098	89%	215	248	(13)%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2021	2020	Variance	2021	2020	Variance
West Coast	2,594	1,198	117%	$1,729,370	$705,357	145%
Southwest	2,063	1,153	79	786,578	380,454	107
Central	3,684	2,001	84	1,249,238	609,156	105
Southeast	1,693	728	133	529,737	208,050	155
Total	10,034	5,080	98%	$4,294,923	$1,903,017	126%
The composition of our homes delivered, net orders and backlog shifts with the mix of our active communities and the corresponding average selling prices of the homes ordered and/or delivered at these communities in any particular period, and changes as new communities open and existing communities wind down or close out. In addition, with our Built-to-Order model, the selling prices of homes within a community may vary due to differing lot sizes and locations, home square footage, and option and upgrade selections. These intrinsic variations in our business limit the effective comparability of our homes delivered, net orders and backlog as well as their corresponding values between sequential and year-over-year periods, in addition to the effect of prevailing economic or housing market conditions in or across any particular periods.
Financial Results. Below is a discussion of the financial results for each of our homebuilding reporting segments. Further information regarding these segments, including their pretax income (loss), is included in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report. The difference between each homebuilding reporting segment’s operating income (loss) and pretax income (loss) is generally due to the equity in income (loss) of unconsolidated joint ventures and/or interest income and expense.
The financial results for each of our homebuilding reporting segments for the three months and six months ended May 31, 2020 were negatively affected by the impacts from the onset of the COVID-19 pandemic, as discussed above under “COVID-19 Pandemic Impact.” In each of our homebuilding reporting segments, we had lower net orders and delivered fewer homes in the 2020 second quarter compared to the 2021 second quarter. With housing market conditions remaining strong from the 2020 third quarter through the 2021 second quarter, we delivered more homes at a higher overall average selling price and significantly expanded our operating income as a percentage of revenues for the three months and six months ended May 31, 2021, as compared to the corresponding year-earlier periods.

West Coast. The following table presents financial information related to our West Coast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2021	2020	Variance		2021	2020	Variance
Revenues	$625,690	$331,882	89%		$1,140,206	$816,379	40%
Construction and land costs	(507,276)	(282,454)	(80)		(928,331)	(699,111)	(33)
Selling, general and administrative expenses	(41,748)	(29,919)	(40)		(77,006)	(65,773)	(17)
Operating income	$76,666	$19,509	293%		$134,869	$51,495	162%

Homes delivered	1,006	585	72%		1,890	1,379	37%
Average selling price	$622,000	$567,200	10%		$603,300	$591,900	2%
Operating income as a percentage of revenues	12.3%	5.9%	640	bps	11.8%	6.3%	550	bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2021 were generated solely from housing operations. For the three months and six months ended May 31, 2020, this segment generated revenues from housing operations and nominal land sales. Housing revenues for the 2021 second quarter and first half grew 89% and 40%, respectively, from the corresponding year-earlier periods due to increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered for the three-month and six-month periods ended May 31, 2021 was attributable to our California and Washington operations. The year-over-year increase in the average selling price of homes delivered for these same periods reflected strong housing market conditions and a geographic mix shift of homes delivered.
Operating income for the three months and six months ended May 31, 2021 grew from the corresponding year-earlier periods, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. For the 2021 second quarter, this segment’s operating income as a percentage of revenues rose from the year-earlier quarter, primarily due to a 400 basis-point increase in the housing gross profit margin to 18.9% and a 230 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.7%. The housing gross profit margin expansion was largely driven by a favorable pricing environment, an increase in operating leverage due to higher housing revenues, and lower amortization of previously capitalized interest. The improvement in selling, general and administrative expenses as a percentage of housing revenues mainly reflected increased operating leverage from higher housing revenues, and the continued impact of targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
For the six months ended May 31, 2021, the year-over-year growth in this segment’s operating income as a percentage of revenues mainly reflected a 420 basis-point rise in the housing gross profit margin to 18.6% and an improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.8% from 8.1%. These metrics improved from the year-earlier period primarily for the reasons described above with respect to the three months ended May 31, 2021. In addition, inventory-related charges decreased to $3.9 million in the 2021 first half, compared to $5.1 million in the year-earlier period.
Southwest. The following table presents financial information related to our Southwest segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,			Six Months Ended May 31,
	2021	2020	Variance	2021	2020	Variance
Revenues	$258,061	$175,251	47%	$445,746	$366,569	22%
Construction and land costs	(189,921)	(133,742)	(42)	(328,602)	(276,641)	(19)
Selling, general and administrative expenses	(19,144)	(16,463)	(16)	(34,969)	(32,632)	(7)
Operating income	$48,996	$25,046	96%	$82,175	$57,296	43%

	Three Months Ended May 31,				Six Months Ended May 31,
	2021	2020	Variance		2021	2020	Variance
Homes delivered	715	552	30%		1,249	1,155	8%
Average selling price	$360,900	$317,100	14%		$356,900	$316,700	13%
Operating income as a percentage of revenues	19.0%	14.3%	470	bps	18.4%	15.6%	280	bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2021 were generated solely from housing revenues. For the three months and six months ended May 31, 2020, revenues were generated from housing operations as well as land sales. Housing revenues for the three months ended May 31, 2021 rose 47% year over year to $258.1 million from $175.0 million. For the six months ended May 31, 2021, housing revenues increased 22% to $445.7 million. The year-over- year growth in housing revenues for the 2021 second quarter and first half reflected increases in both the number of homes delivered and the average selling price of those homes. The higher number of homes delivered in the current quarter reflected increases in deliveries from both our Arizona and Nevada operations. The rise in the average selling price reflected strong housing market conditions and a shift in product and geographic mix of homes delivered.
Operating income for the three months and six months ended May 31, 2021 rose from the corresponding 2020 period, primarily due to higher housing gross profits, partially offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the three-month period ended May 31, 2021 grew from the year-earlier period largely due to a 270 basis-point increase in the housing gross profit margin to 26.4% and a 200 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues. The housing gross margin expansion was largely driven by a favorable pricing environment, an increase in operating leverage due to higher housing revenues, and lower amortization of previously capitalized interest. The improvement in selling, general and administrative expenses as a percentage of revenues was mainly due to increased operating leverage from higher housing revenues, and the continued impact of targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
The year-over-year growth in this segment’s operating income as a percentage of revenues for the six months ended May 31, 2021 mainly reflected a 170 basis-point increase in the housing gross profit margin to 26.3% and an improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.8% from 8.9%. The housing gross profit margin increased and selling, general and administrative expenses as a percentage of revenues improved in the 2021 first half primarily for the reasons described above with respect to the 2021 second quarter.
Central. The following table presents financial information related to our Central segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2021	2020	Variance		2021	2020	Variance
Revenues	$390,555	$284,193	37%		$700,263	$567,706	23%
Construction and land costs	(300,914)	(227,291)	(32)		(539,865)	(456,414)	(18)
Selling, general and administrative expenses	(33,359)	(30,018)	(11)		(63,124)	(61,730)	(2)
Operating income	$56,282	$26,884	109%		$97,274	$49,562	96%

Homes delivered	1,232	955	29%		2,243	1,923	17%
Average selling price	$317,000	$297,600	7%		$312,200	$295,200	6%
Operating income margin as a percentage of revenues	14.4%	9.5%	490	bps	13.9%	8.7%	520	bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2021 and 2020 were generated solely from housing operations. Housing revenues for the three months and six months ended May 31, 2021 grew 37% and 23%, respectively, from the corresponding year-earlier periods, reflecting increases in both the number of homes delivered and the average selling price of those homes. The year-over-year growth in the number of homes delivered in each period was attributable to our Colorado and Texas operations. The increases in the average selling price for each period reflected the strong housing market conditions and shifts in the product and geographic mix of homes delivered.

Operating income for the three months and six months ended May 31, 2021 rose from the corresponding year-earlier periods due to growth in housing gross profits, partially offset by higher selling, general and administrative expenses. For the three months ended May 31, 2021, the increase in this segment’s operating income as a percentage of revenues reflected a 300 basis-point increase in the housing gross profit margin to 23.0%, and a 210 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.5%. The expansion in the housing gross profit margin was primarily driven by a favorable pricing environment, lower inventory-related charges, improved operating leverage due to higher housing revenues and lower amortization of previously capitalized interest. Inventory-related charges for the three months ended May 31, 2021 were nominal, compared to $3.5 million for the year-earlier period. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues mainly reflected increased operating leverage from higher housing revenues, and the continued impact of targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
For the six months ended May 31, 2021, the year-over-year expansion in this segment’s operating income as a percentage of revenues reflected a 330 basis-point increase in the housing gross profit margin to 22.9% and a 190 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 9.0%. These year-over-year changes were primarily due to the reasons described above with respect to the three months ended May 31, 2021. Inventory-related charges for the six months ended May 31, 2021 were nominal, compared to $4.4 million in the year-earlier period.
Southeast. The following table presents financial information related to our Southeast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2021	2020	Variance		2021	2020	Variance
Revenues	$161,729	$118,954	36%		$287,828	$232,008	24%
Construction and land costs	(128,307)	(99,311)	(29)		(229,540)	(194,921)	(18)
Selling, general and administrative expenses	(14,559)	(13,013)	(12)		(27,311)	(27,827)	2
Operating income	$18,863	$6,630	185%		$30,977	$9,260	235%

Homes delivered	551	407	35%		986	794	24%
Average selling price	$293,500	$292,300	—%		$291,200	$292,100	—%
Operating income as a percentage of revenues	11.7%	5.6%	610	bps	10.8%	4.0%	680	bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2021 and the six-month period ended May 31, 2020 were generated from both housing operations and nominal land sales. For the three-month period ended May 31, 2020, revenues were generated solely from housing operations. Housing revenues for the three months ended May 31, 2021 increased 36% year over year to $161.7 million from $119.0 million. For the six months ended May 31, 2021, housing revenues grew 24% year over year to $287.2 million from $232.0 million. The housing revenue growth in both periods primarily reflected increases in the number of homes delivered from our Florida operations.
Operating income for the three months ended May 31, 2021 increased from the corresponding year-earlier period, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. For the six months ended May 31, 2021, operating income rose from corresponding 2020 period due to higher housing gross profits. As a percentage of revenues, operating income for the 2021 second quarter rose from the year-earlier period due to a 420 basis-point increase in the housing gross profit margin to 20.7% that mainly reflected a shift in geographic mix, increased operating leverage due to higher housing revenues, and lower amortization of previously capitalized interest. In addition, selling, general and administrative expenses as a percentage of housing revenues improved 190 basis points from the year-earlier period to 9.0%, primarily due to increased operating leverage as a result of higher housing revenues, and the continued impact of targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
For the six months ended May 31, 2021, the year-over-year increase in this segment’s operating income as a percentage of revenues reflected a 430 basis-point increase in the housing gross profit margin to 20.3% and a 250 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 9.5%. These year-over-year changes were mainly due to the reasons described above with respect to the three months ended May 31, 2021.

FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Revenues	$4,857	$3,690	$8,587	$7,243
Expenses	(1,253)	(883)	(2,453)	(1,845)
Equity in income of unconsolidated joint venture	7,044	4,797	13,014	8,019
Pretax income	$10,648	$7,604	$19,148	$13,417

Total originations (a):
Loans	2,357	1,715	4,429	3,479
Principal	$810,515	$543,005	$1,521,439	$1,101,542
Percentage of homebuyers using KBHS	75%	76%	77%	74%
Average FICO score	727	720	726	721

Loans sold (a):
Loans sold to Stearns	2,131	1,760	3,685	4,049
Principal	$741,776	$558,656	$1,265,681	$1,258,693
Loans sold to third parties	200	121	636	193
Principal	$64,838	$38,704	$209,224	$62,003
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months and six months ended May 31, 2021 rose from the corresponding periods of 2020 due to increases in title services revenues and insurance commissions.
Pretax income. Our financial services pretax income for the three months ended May 31, 2021 grew 40% from the year-earlier period largely due to an increase in the equity in income of unconsolidated joint ventures. In the 2021 second quarter, our equity in income of our unconsolidated joint venture, KBHS, increased 47% year over year as a result of a substantial increase in the principal amount of loan originations and improved margins. The higher principal amount of loan originations primarily reflected a 40% rise in the number of homes we delivered and a 13% increase in the average selling price of those homes.
For the six months ended May 31, 2021, our financial services pretax income rose 43% from the corresponding 2020 period primarily due to a 62% increase in our equity in income of KBHS that reflected a substantial increase in the principal amount of loan originations and improved margins. The year-over-year increase in the principal amount of loan originations was largely due to an increase in the percentage of homebuyers using KBHS, a 21% increase in the number of homes we delivered and a 7% rise in the average selling price of those homes.
On January 5, 2021, Guaranteed Rate, Inc. announced that it had reached an agreement to acquire Stearns’ parent company. This transaction closed on March 1, 2021. As of the date of this report, we are not aware of any significant changes with respect to Stearns or its operations as a result of the transaction being completed.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Income tax expense	$30,300	$15,800	$56,800	$24,900
Effective tax rate	17.4%	23.3%	19.1%	18.2%
Our effective tax rate for the three months ended May 31, 2021 decreased from the year-earlier period, mainly due to an $11.8 million increase in the federal energy tax credits we earned from building energy-efficient homes.

For the six months ended May 31, 2021, our effective tax rate increased slightly from the corresponding 2020 period, primarily reflecting the increase in our pretax income, which reduced the proportionate favorable impact of excess tax benefits related to stock-based compensation and federal energy tax credits on the overall rate, and a $1.7 million decrease in our excess tax benefits related to stock-based compensation. These impacts were partly offset by a $10.5 million increase in the federal energy tax credits we earned from building energy-efficient homes.
The federal energy tax credits for the three months and six months ended May 31, 2021 resulted from legislation enacted in December 2020, which among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2021. Prior to this legislation, the tax credit expired on December 31, 2020. This extension is expected to benefit our income tax provision in future periods.
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss deductions for tax years 2020, 2021 and 2022. The suspension of California net operating loss deductions did not have an impact on our income tax expense for the three months or six months ended May 31, 2021.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Housing revenues	$1,436,032	$909,978	$2,573,385	$1,981,788
Housing construction and land costs	(1,128,017)	(744,151)	(2,029,195)	(1,629,632)
Housing gross profits	308,015	165,827	544,190	352,156
Add: Inventory-related charges (a)	457	4,379	4,521	10,051
Housing gross profits excluding inventory-related charges	308,472	170,206	548,711	362,207
Add: Amortization of previously capitalized interest (b)	39,600	28,746	72,096	63,321
Adjusted housing gross profits	$348,072	$198,952	$620,807	$425,528
Housing gross profit margin as a percentage of housing revenues	21.4%	18.2%	21.1%	17.8%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	21.5%	18.7%	21.3%	18.3%
Adjusted housing gross profit margin as a percentage of housing revenues	24.2%	21.9%	24.1%	21.5%
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
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	May 31, 2021	November 30, 2020
Notes payable	$1,747,447	$1,747,175
Stockholders’ equity	2,886,865	2,665,769
Total capital	$4,634,312	$4,412,944
Ratio of debt to capital	37.7%	39.6%

Notes payable	$1,747,447	$1,747,175
Less: Cash and cash equivalents	(608,069)	(681,190)
Net debt	1,139,378	1,065,985
Stockholders’ equity	2,886,865	2,665,769
Total capital	$4,026,243	$3,731,754
Ratio of net debt to capital	28.3%	28.6%
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
We ended the 2021 second quarter with total liquidity of $1.40 billion, including cash and cash equivalents and $787.6 million of available capacity under the Credit Facility. Based on our financial position as of May 31, 2021, and our positive business forecast for the remainder of 2021 as discussed below under “Outlook,” we have no material concerns related to our liquidity. While the ongoing COVID-19 pandemic creates potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next twelve months.
Our investments in land and land development increased 79% to $1.13 billion for the six months ended May 31, 2021, compared to $633.5 million for the prior-year period. Approximately 47% of our total investments for the six months ended May 31, 2021 related to land acquisition, compared to approximately 41% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the first half of 2021 and 2020, approximately 53% and 50%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	May 31, 2021		November 30, 2020		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	21,176	$2,073,779	16,990	$1,928,500	4,186	$145,279
Southwest	12,687	776,456	12,290	688,807	397	87,649
Central	26,930	901,508	23,699	867,170	3,231	34,338
Southeast	16,665	520,823	14,059	413,005	2,606	107,818
Total	77,458	$4,272,566	67,038	$3,897,482	10,420	$375,084
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at May 31, 2021 increased from November 30, 2020, primarily due to our investments in land and land development in the 2021 first half and an increase in the number of homes under construction. The number of lots in inventory as of May 31, 2021 included 12,024 lots under contract where the associated deposits were refundable at our discretion, compared to 10,254 of such lots at November 30, 2020. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 45% at May 31, 2021, compared to 40% at November 30, 2020. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	May 31, 2021	November 30, 2020
Total cash and cash equivalents	$608,069	$681,190
Credit Facility commitment	800,000	800,000
Borrowings outstanding under the Credit Facility	—	—
Letters of credit outstanding under the Credit Facility	(12,429)	(12,429)
Credit Facility availability	787,571	787,571
Total liquidity	$1,395,640	$1,468,761
The majority of our cash equivalents at May 31, 2021 and November 30, 2020 were invested in interest-bearing bank deposit accounts.

Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2021	November 30, 2020	Variance
Mortgages and land contracts due to land sellers and other loans	$4,067	$4,667	$(600)
Senior notes	1,743,380	1,742,508	872
Total	$1,747,447	$1,747,175	$272
Our financial leverage, as measured by the ratio of debt to capital improved 190 basis points to 37.7% at May 31, 2021, compared to 39.6% at November 30, 2020. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at May 31, 2021 was 28.3%, compared to 28.6% at November 30, 2020.
On June 9, 2021, we completed the underwritten public offering of $390.0 million in aggregate principal amount of 4.00% Senior Notes due 2031 at 100% of their aggregate principal amount and used a portion of the net proceeds to purchase, pursuant to a tender offer that expired the previous day, $269.8 million in aggregate principal amount of our outstanding $450.0 million of 7.00% Senior Notes due 2021. We intend to use the remaining net proceeds together with cash on hand to redeem the remainder of these notes at par value on September 15, 2021. We expect to recognize a charge of approximately $5.0 million for the early extinguishment of debt in the 2021 third quarter. The recently completed transactions, together with the planned redemption of the remaining $180.2 million in aggregate principal amount of 7.00% Senior Notes due 2021 on September 15, 2021, will effectively extend the maturity of our senior notes by more than two years and reduce our weighted average borrowing rate by approximately 70 basis points. Further information regarding these transactions is provided in Note 22 – Subsequent Events in the Notes to Consolidated Financial Statements in this report.
LOC Facility. We had $42.4 million and $29.7 million of letters of credit outstanding under the LOC Facility at May 31, 2021 and November 30, 2020, respectively. Further information regarding our LOC Facility is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unsecured Revolving Credit Facility. We have an $800.0 million Credit Facility that will mature on October 7, 2023. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2021, we had no cash borrowings and $12.4 million of letters of credit outstanding under the Credit Facility. We did not borrow under the Credit Facility during the 2021 first half. The Credit Facility is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
There have been no changes to the terms of the Credit Facility during the six months ended May 31, 2021 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2020.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2021:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.92 billion	$2.85 billion
Leverage Ratio	<	.650	.382
Interest Coverage Ratio (a)	>	1.500	5.835
Minimum liquidity (a)	>	$122.3 million	$608.1 million
Investments in joint ventures and non-guarantor subsidiaries	<	$675.5 million	$218.7 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$1.97 billion
(a)    Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of May 31, 2021, we met both the Interest Coverage Ratio and the minimum liquidity requirements.
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
As of May 31, 2021, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of certain dividends, such as cash dividends on our common stock, if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2021, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $4.1 million, secured primarily by the underlying property, which had an aggregate carrying value of $13.2 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In February 2021, Moody’s Investors Service affirmed our corporate Ba3 credit rating, and upgraded the rating outlook to positive from stable. In May 2021, Moody’s Investors Service upgraded our corporate rating to Ba2 from Ba3, and changed the rating outlook to stable from positive.
Consolidated Cash Flows. The following table presents a summary of net cash used in our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(18,067)	$154,694
Investing activities	(22,068)	(18,310)
Financing activities	(33,347)	(15,209)
Net increase (decrease) in cash and cash equivalents	$(73,482)	$121,175
Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash used in operating activities for the six months ended May 31, 2021 mainly reflected a net increase in inventories of $379.9 million, partly offset by net income of $240.4 million, a net increase in accounts payable, accrued expenses and other liabilities of $44.8 million and a net decrease in receivables of $1.7 million. In the six months ended May 31, 2020, our net cash provided by operating activities primarily reflected net income of $111.7 million, a $100.1 million net decrease in inventories and a $19.3 million net decrease in receivables, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $117.3 million.
Investing Activities. In the six months ended May 31, 2021, our uses of cash included $18.3 million for net purchases of property and equipment and $6.3 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $2.5 million return of investments in unconsolidated joint ventures. In the six months ended May 31, 2020, the net cash used for investing activities reflected $15.2 million for net purchases of property and equipment and $3.6 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $.5 million return of investments in unconsolidated joint ventures.
Financing Activities. In the six months ended May 31, 2021, net cash was used for dividend payments on our common stock of $27.8 million, tax payments associated with stock-based compensation awards of $8.5 million and payments on mortgages and land contracts due to land sellers and other loans of $.6 million. The cash used was partially offset by $3.5 million of issuances of common stock under employee stock plans. In the six months ended May 31, 2020, net cash was used for dividend payments on our common stock of $16.3 million, tax payments associated with stock-based compensation awards of $6.2 million and payments on mortgages and land contracts due to land sellers and other loans of $1.1 million. The cash used was partially offset by $8.4 million of issuances of common stock under employee stock plans.
Dividends. In the three-month period ended May 31, 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. In the three-month period ended May 31, 2020, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.09 per share. Quarterly cash dividends declared and paid during the six-month periods ended May 31, 2021 and 2020 totaled $.30 per share and $.18 per share of common stock, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
While the ongoing COVID-19 pandemic has created uncertainty as to general economic conditions for the remainder of 2021, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2021, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding the COVID-19 pandemic, which could materially and negatively affect our business and the housing market, our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions, as well as moderated investor and/or lender interest or capacity and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. Further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity is provided in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended November 30, 2020.
Supplemental Guarantor Financial Information
As of May 31, 2021, we had $1.75 billion in aggregate principal amount of outstanding senior notes and no borrowings outstanding under the Credit Facility. Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”). Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes and the Credit Facility.
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

	May 31, 2021	November 30, 2020
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$562,737	$644,157
Inventories	3,737,116	3,464,674
Amounts due from Non-Guarantor Subsidiaries	491,551	394,226
Total assets	5,353,202	5,102,197

Liabilities and Stockholders’ Equity
Notes payable	1,743,780	1,743,508
Amounts due to Non-Guarantor Subsidiaries	241,642	221,330
Total liabilities	2,639,670	2,589,971
Stockholders’ equity	2,713,532	2,512,226

Six Months Ended May 31, 2021
Summarized Statement of Operations Data (in thousands)
Revenues	$2,319,864
Construction and land costs	(1,817,515)
Selling, general and administrative expenses	(247,412)
Interest income from non-guarantor subsidiary	16,188
Pretax income	272,018
Net income	221,018
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. None of our unconsolidated joint ventures had outstanding debt at May 31, 2021 or November 30, 2020.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at May 31, 2021, we estimate the remaining purchase price to be paid during each year ending November 30 would be as follows: 2021 – $727.5 million; 2022 – $554.8 million; 2023 – $178.0 million; 2024 – $50.3 million; 2025 – $78.6 million; and thereafter – $0.
Contractual Obligations. There have been no significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2020.

Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2021 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2020.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
We believe long-term housing market fundamentals supporting demand remain positive. Most notably, demographic trends are favorable especially with respect to first-time homebuyers, with over 70 million millennials in their prime homebuying years, followed by a large Generation Z segment now entering its homebuying age. We believe our Built-to-Order model, which provides our buyers a significant degree of personalization and choice, as well as the industry leading energy efficiency of our homes, including our commitment to building ENERGY STAR® certified homes and solar homes that help lower the total cost of homeownership, gives us a meaningful and distinct competitive advantage over other homebuilders, and both resale and rental homes, particularly in serving first-time homebuyers. Mortgage interest rates are at relatively low levels and housing affordability remains generally favorable.
For the remainder of 2021, we plan to continue to execute on our customer-centric, personalized approach to homebuilding, which we believe contributed to our robust year-over-year net orders in the 2021 first half, and rebuild our community count to support future growth. In addition, we expect to continue to focus on aligning our housing starts with our net orders, and managing our construction cycle times, in order to deliver our homes in backlog and meet our expected delivery volumes for the year. While we anticipate continuing strong demand will lead to elevated levels of community close-outs in the 2021 second half, we expect our increased investments in land and land development in recent quarters and planned new community openings will lead to a sequential increase in our ending community count in the remaining quarters of 2021. We expect double-digit year-over-year community count expansion for our 2022 full year. Our present outlook for the 2021 third quarter and full year is as follows:
2021 Third Quarter
•We expect to generate housing revenues in the range of $1.50 billion to $1.58 billion, compared to $979.1 million in the year-earlier quarter, and anticipate our average selling price to be approximately $420,000, representing a year-over-year increase of 9%.
•We expect our homebuilding operating income as a percentage of revenues, assuming no inventory-related charges, to range from 11.7% to 12.1%, compared to 9.6% for the prior-year quarter.
◦We expect a sequential increase in our housing gross profit margin to approximately 21.7%, assuming no inventory-related charges. This metric was 20.6% for the corresponding 2020 quarter.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 9.8%, compared to 11.0% for the 2020 third quarter.
•We expect to recognize a charge of approximately $5.0 million for the early extinguishment of debt.
•We expect our ending community count will increase sequentially by approximately 5%.
2021 Full Year
•We expect our full year deliveries to be between 14,000 and 14,500 homes.
•We expect our housing revenues to be in the range of $5.90 billion to $6.10 billion, compared to $4.15 billion in 2020, and anticipate our average selling price will be in the range of $415,000 to $425,000, compared to $388,900 in 2020.
•We expect our homebuilding operating income as a percentage of revenues, assuming no inventory-related charges, will be in the range of 11.5% to 12.0%, compared to 8.4% for 2020, which excluded severance charges of $6.7 million associated with pandemic-related workforce reductions.

◦We expect our housing gross profit margin to be in the range of 21.5% to 22.0%, assuming no inventory-related charges, versus 19.6% for 2020, representing a 215 basis-point improvement at the mid-point.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.8% to 10.2%, compared to 11.2%, excluding severance charges, in the prior year.
•We expect an effective tax rate of approximately 20%.
•We expect our return on equity will be approximately 20%, an improvement of more than 800 basis points compared to 11.8% for 2020.
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
•the execution of any securities repurchases pursuant to our board of directors’ authorization;
•material and trade costs and availability, particularly lumber;
•consumer and producer price inflation;
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
•government actions, policies, programs and regulations directed at or affecting the housing market (including the CARES Act, relief provisions for outstanding mortgage loans and any extensions or broadening thereof, the tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities;
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
•our ability to successfully implement our business strategies and achieve any associated financial and operational targets and objectives, including those discussed in this report or in any of our other public filings, presentations or disclosures;
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

Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2021.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2018, our board of directors authorized us to repurchase a total of up to 4,000,000 shares of our outstanding common stock.  As of November 30, 2020, we had 2,193,947 shares authorized for repurchase. During the three months ended May 31, 2021, no shares were repurchased pursuant to this authorization.

Item 6.    Exhibits

Exhibits

4.22	Amended Rights Agreement, effective as of April 8, 2021, made by and between KB Home and Computershare Inc., as Rights Agent, filed as Exhibit 4.1 to our Amended Registration Statement on Form 8-A/A dated April 13, 2021 (File No. 01-9195), is incorporated by reference herein.

22	List of Guarantor Subsidiaries, filed as an exhibit to our Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB HOME Registrant

Dated	July 9, 2021	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 9, 2021	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)