Form 10-Q
period 2021-08-31
KB HOME
filed 2021-10-08
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 87,477,633 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2021. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Total revenues	$1,467,102	$999,013	$4,049,732	$2,988,918
Homebuilding:
Revenues	$1,461,896	$995,148	$4,035,939	$2,977,810
Construction and land costs	(1,147,642)	(798,495)	(3,177,569)	(2,429,001)
Selling, general and administrative expenses	(144,325)	(107,710)	(411,445)	(348,082)
Operating income	169,929	88,943	446,925	200,727
Interest income	144	786	1,038	2,163
Equity in income (loss) of unconsolidated joint ventures	(182)	1,922	(5)	11,981
Loss on early extinguishment of debt	(5,075)	—	(5,075)	—
Homebuilding pretax income	164,816	91,651	442,883	214,871
Financial services:
Revenues	5,206	3,865	13,793	11,108
Expenses	(1,234)	(1,056)	(3,687)	(2,901)
Equity in income of unconsolidated joint ventures	5,409	6,855	18,423	14,874
Financial services pretax income	9,381	9,664	28,529	23,081
Total pretax income	174,197	101,315	471,412	237,952
Income tax expense	(24,100)	(22,900)	(80,900)	(47,800)
Net income	$150,097	$78,415	$390,512	$190,152
Earnings per share:
Basic	$1.66	$.86	$4.26	$2.09
Diluted	$1.60	$.83	$4.11	$2.02
Weighted average shares outstanding:
Basic	90,076	90,535	91,290	90,292
Diluted	93,264	94,105	94,512	93,788
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2021	November 30, 2020
Assets
Homebuilding:
Cash and cash equivalents	$350,141	$681,190
Receivables	295,092	272,659
Inventories	4,655,875	3,897,482
Investments in unconsolidated joint ventures	39,484	46,785
Property and equipment, net	72,470	65,547
Deferred tax assets, net	194,845	231,067
Other assets	111,022	125,510
	5,718,929	5,320,240
Financial services	37,418	36,202
Total assets	$5,756,347	$5,356,442

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$340,540	$273,368
Accrued expenses and other liabilities	708,265	667,501
Notes payable	1,863,501	1,747,175
	2,912,306	2,688,044
Financial services	2,308	2,629
Stockholders’ equity:
Common stock	100,151	99,869
Paid-in capital	842,380	824,306
Retained earnings	2,218,217	1,868,896
Accumulated other comprehensive loss	(22,276)	(22,276)
Grantor stock ownership trust, at cost	(72,718)	(77,265)
Treasury stock, at cost	(224,021)	(27,761)
Total stockholders’ equity	2,841,733	2,665,769
Total liabilities and stockholders’ equity	$5,756,347	$5,356,442
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2021	2020
Cash flows from operating activities:
Net income	$390,512	$190,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(18,418)	(26,855)
Distributions of earnings from unconsolidated joint ventures	18,625	29,384
Amortization of discounts, premiums and issuance costs	2,203	1,862
Depreciation and amortization	21,296	21,583
Deferred income taxes	36,300	40,200
Loss on early extinguishment of debt	5,075	—
Stock-based compensation	19,768	12,767
Inventory impairments and land option contract abandonments	11,222	16,939
Changes in assets and liabilities:
Receivables	(22,457)	62,839
Inventories	(760,350)	46,567
Accounts payable, accrued expenses and other liabilities	102,087	(62,419)
Other, net	13,912	(3,808)
Net cash provided by (used in) operating activities	(180,225)	329,211
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(11,057)	(6,048)
Return of investments in unconsolidated joint ventures	12,724	8,816
Purchases of property and equipment, net	(28,219)	(21,154)
Net cash used in investing activities	(26,552)	(18,386)
Cash flows from financing activities:
Proceeds from issuance of debt	390,000	—
Payment of debt issuance costs	(4,813)	—
Repayment of senior notes	(274,904)	—
Payments on mortgages and land contracts due to land sellers and other loans	(600)	(20,314)
Issuance of common stock under employee stock plans	3,506	8,404
Stock repurchases	(188,175)	—
Tax payments associated with stock-based compensation awards	(8,456)	(6,219)
Payments of cash dividends	(40,965)	(24,428)
Net cash used in financing activities	(124,407)	(42,557)
Net increase (decrease) in cash and cash equivalents	(331,184)	268,268
Cash and cash equivalents at beginning of period	682,529	454,858
Cash and cash equivalents at end of period	$351,345	$723,126
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2021, the results of our consolidated operations for the three months and nine months ended August 31, 2021 and 2020, and our consolidated cash flows for the nine months ended August 31, 2021 and 2020. The results of our consolidated operations for the three months and nine months ended August 31, 2021 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2020 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2020, which are contained in our Annual Report on Form 10-K for that period.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $126.7 million at August 31, 2021 and $508.5 million at November 30, 2020. At August 31, 2021 and November 30, 2020, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $150.1 million for the three months ended August 31, 2021 and $78.4 million for the three months ended August 31, 2020. For the nine months ended August 31, 2021 and 2020, our comprehensive income was $390.5 million and $190.2 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2021 and 2020 was equal to our net income for the respective periods.
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

2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of August 31, 2021, our homebuilding reporting segments conducted ongoing operations in the following states:

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
We offer mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), an unconsolidated joint venture we formed with Stearns Ventures, LLC (“Stearns”). We and Stearns each have a 50.0% ownership interest, with Stearns providing management oversight of KBHS’ operations. On March 1, 2021, Guaranteed Rate, Inc. (“Guaranteed Rate”) acquired Stearns’ parent company. There have been no significant changes with respect to Stearns or its operations since the transaction was completed. The financial services reporting segment is separately reported in our consolidated financial statements.
Our reporting segments follow the same accounting policies used for our consolidated financial statements. The results of each reporting segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Revenues:
West Coast	$663,563	$379,025	$1,803,769	$1,195,404
Southwest	234,933	223,096	680,679	589,665
Central	384,532	297,022	1,084,795	864,728
Southeast	178,868	96,005	466,696	328,013
Total	$1,461,896	$995,148	$4,035,939	$2,977,810

Pretax income (loss):
West Coast	$93,247	$34,353	$228,508	$96,202
Southwest	46,021	39,295	127,985	96,298
Central	53,375	35,422	150,650	84,996
Southeast	19,979	5,986	50,955	15,245
Corporate and other	(47,806)	(23,405)	(115,215)	(77,870)
Total	$164,816	$91,651	$442,883	$214,871

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Inventory impairment and land option contract abandonment charges:
West Coast	$6,458	$5,546	$10,376	$10,610
Southwest	243	—	536	171
Central	—	1,084	70	5,520
Southeast	—	258	240	638
Total	$6,701	$6,888	$11,222	$16,939

	August 31, 2021	November 30, 2020
Assets:
West Coast	$2,439,635	$2,057,362
Southwest	954,983	738,765
Central	1,125,069	998,612
Southeast	610,634	448,388
Corporate and other	588,608	1,077,113
Total	$5,718,929	$5,320,240
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Revenues
Insurance commissions	$2,771	$2,150	$7,051	$6,133
Title services	2,435	1,715	6,742	4,975
Total	5,206	3,865	13,793	11,108
Expenses
General and administrative	(1,234)	(1,056)	(3,687)	(2,901)
Operating income	3,972	2,809	10,106	8,207
Equity in income of unconsolidated joint ventures	5,409	6,855	18,423	14,874
Pretax income	$9,381	$9,664	$28,529	$23,081

	August 31, 2021	November 30, 2020
Assets
Cash and cash equivalents	$1,204	$1,339
Receivables	1,708	1,988
Investments in unconsolidated joint ventures	11,151	10,978
Other assets (a)	23,355	21,897
Total assets	$37,418	$36,202
Liabilities
Accounts payable and accrued expenses	$2,308	$2,629
Total liabilities	$2,308	$2,629
(a)Other assets at August 31, 2021 and November 30, 2020 included $23.1 million and $21.5 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Numerator:
Net income	$150,097	$78,415	$390,512	$190,152
Less: Distributed earnings allocated to nonvested restricted stock	(62)	(42)	(188)	(129)
Less: Undistributed earnings allocated to nonvested restricted stock	(625)	(360)	(1,594)	(875)
Numerator for basic earnings per share	149,410	78,013	388,730	189,148
Effect of dilutive securities:
Add: Undistributed earnings allocated to nonvested restricted stock	625	360	1,594	875
Less: Undistributed earnings reallocated to nonvested restricted stock	(604)	(346)	(1,540)	(843)
Numerator for diluted earnings per share	$149,431	$78,027	$388,784	$189,180

Denominator:
Weighted average shares outstanding — basic	90,076	90,535	91,290	90,292
Effect of dilutive securities:
Share-based payments	3,188	3,570	3,222	3,496
Weighted average shares outstanding — diluted	93,264	94,105	94,512	93,788
Basic earnings per share	$1.66	$.86	$4.26	$2.09
Diluted earnings per share	$1.60	$.83	$4.11	$2.02
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2021 or 2020.

For the three-month and nine-month periods ended August 31, 2021 and 2020, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	August 31, 2021	November 30, 2020
Due from utility companies, improvement districts and municipalities	$154,401	$107,569
Recoveries related to self-insurance and other legal claims	77,944	82,018
Refundable deposits and bonds	13,948	10,897
Income taxes receivable	—	41,323
Other	54,058	38,151
Subtotal	300,351	279,958
Allowance for doubtful accounts	(5,259)	(7,299)
Total	$295,092	$272,659
6.    Inventories
Inventories consisted of the following (in thousands):

	August 31, 2021	November 30, 2020
Homes completed or under construction	$2,022,354	$1,437,911
Land under development	2,633,521	2,459,571
Total	$4,655,875	$3,897,482
Land under development included land held for future development and land held for sale of $64.5 million and $2.6 million, respectively, at August 31, 2021 and $74.0 million and $1.3 million, respectively, at November 30, 2020.
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
Our interest costs were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Capitalized interest at beginning of period	$180,065	$194,434	$190,113	$195,738
Interest incurred	29,605	31,054	91,807	93,071
Interest amortized to construction and land costs (a)	(37,544)	(30,628)	(109,794)	(93,949)
Capitalized interest at end of period	$172,126	$194,860	$172,126	$194,860
(a)There was no interest amortized to construction and land costs related to land sales for the three months ended August 31, 2021. Interest amortized to construction and land costs for the nine months ended August 31, 2021 included $.2 million related to land sales. For the three months and nine months ended August 31, 2020, interest amortized to construction and land costs included $.4 million related to land sales.

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
We evaluated four and 11 communities or land parcels for recoverability as of August 31, 2021 and November 30, 2020, respectively. The carrying values of those communities or land parcels evaluated as of August 31, 2021 and November 30, 2020 were $31.4 million and $123.4 million, respectively. In addition, we evaluated land held for future development for recoverability as of August 31, 2021 and November 30, 2020.
Based on the results of our evaluations, we recognized $6.3 million and $6.5 million of inventory impairment charges for the three months ended August 31, 2021 and 2020, respectively. For the nine months ended August 31, 2021 and 2020, we recognized inventory impairment charges of $9.9 million and $11.6 million, respectively. The inventory impairment charges for the three-month and nine-month periods reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value during the periods presented:

	Three Months Ended August 31,		Nine Months Ended August 31,
Unobservable Input (a)	2021	2020	2021	2020
Average selling price	$949,400	$301,600 - $1,010,100	$471,000 - $949,400	$301,600 - $1,010,100
Deliveries per month	4	2	4 - 5	1 - 4
Discount rate	18%	17% - 18%	18% - 19%	17% - 18%
(a)Ranges of inputs presented primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
As of August 31, 2021, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $98.0 million, representing 12 communities and various other land parcels. As of November 30, 2020, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $113.1 million, representing 16 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.4 million for the three months ended August 31, 2021 and $1.3 million for the nine months ended August 31, 2021. For the three months and nine months ended August 31, 2020, we recognized land option contract abandonment charges of $.4 million and $5.4 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at August 31, 2021 and November 30, 2020 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at August 31, 2021 and November 30, 2020 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2021 and November 30, 2020, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2021		November 30, 2020
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$57,968	$1,002,812	$20,962	$910,495
Other land option contracts and other similar contracts	38,876	648,499	33,672	507,934
Total	$96,844	$1,651,311	$54,634	$1,418,429
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $39.6 million at August 31, 2021 and $31.1 million at November 30, 2020. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $23.4 million at August 31, 2021 and $19.4 million at November 30, 2020.
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

As of August 31, 2021 and November 30, 2020, we had investments in six and five unconsolidated joint ventures, respectively. The following table presents combined condensed information from the statements of operations for our unconsolidated joint ventures (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Revenues	$1,979	$21,473	$14,818	$115,893
Construction and land costs	(1,453)	(15,960)	(12,397)	(84,228)
Other expense, net	(591)	(1,606)	(2,000)	(7,455)
Income (loss)	$(65)	$3,907	$421	$24,210
The lower combined revenues and construction and land costs for the three months and nine months ended August 31, 2021, as compared to the corresponding year-earlier periods, mainly reflected a decrease in the number of homes delivered from an unconsolidated joint venture in California. This unconsolidated joint venture, which delivered its last home in the 2021 second quarter, had no deliveries in the three months ended August 31, 2021 and 10 deliveries in the nine months ended August 31, 2021, compared to 17 and 90 homes delivered in the corresponding year-earlier periods, respectively.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	August 31, 2021	November 30, 2020
Assets
Cash	$21,320	$38,837
Receivables	842	96
Inventories	63,067	65,233
Other assets	263	593
Total assets	$85,492	$104,759

Liabilities and equity
Accounts payable and other liabilities	$11,608	$14,037
Equity	73,884	90,722
Total liabilities and equity	$85,492	$104,759
10.Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	August 31, 2021	November 30, 2020
Computer software and equipment	$37,610	$32,902
Model furnishings and sales office improvements	86,717	83,882
Leasehold improvements, office furniture and equipment	17,735	17,245
Subtotal	142,062	134,029
Less: Accumulated depreciation	(69,592)	(68,482)
Total	$72,470	$65,547

11.Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2021	November 30, 2020
Cash surrender value and benefit receivable from corporate-owned life insurance contracts	$68,776	$73,227
Lease right-of-use assets	29,896	35,967
Prepaid expenses	10,585	13,916
Debt issuance costs associated with unsecured revolving credit facility, net	1,765	2,400
Total	$111,022	$125,510
12.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2021	November 30, 2020
Self-insurance and other legal liabilities	$228,312	$232,556
Employee compensation and related benefits	171,126	165,342
Warranty liability	97,813	91,646
Customer deposits	66,372	26,243
Accrued interest payable	34,575	31,641
Inventory-related obligations (a)	33,768	31,094
Lease liabilities	31,773	37,668
Real estate and business taxes	16,656	14,249
Other	27,870	37,062
Total	$708,265	$667,501
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
13.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded on our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months in accordance with Accounting Standards Codification Topic 842, “Leases” (“ASC 842”). Some of our leases include one or more renewal options, the exercise of which is generally at our discretion. Such options are excluded from the expected term of the lease unless we determine it is reasonably certain the option will be exercised. Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments. In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization. Our lease population at August 31, 2021 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate offices, division offices and design studios, as well as certain equipment leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three months ended August 31, 2021 and 2020 was $4.3 million and $4.2 million, respectively, and included short-term lease costs of $1.2 million and $1.1 million, respectively. For the nine months ended August 31, 2021 and 2020, our total lease expense was $12.9 million and $13.6 million, respectively, and included short-term lease costs of $3.7 million and $4.8 million, respectively. Variable lease costs and external sublease income for the three-month and nine-month periods ended August 31, 2021 and 2020 were immaterial.
The following table presents our lease right-of-use assets, lease liabilities and the weighted average remaining lease term and weighted average discount rate (incremental borrowing rate) used in calculating the lease liabilities (dollars in thousands):

	August 31, 2021	November 30, 2020
Lease right-of-use assets (a)	$30,112	$36,270
Lease liabilities (b)	32,011	38,000
Weighted average remaining lease term	4.0 years	4.5 years
Weighted average discount rate (incremental borrowing rate)	5.1%	5.1%
(a)Represents lease right-of-use assets within our homebuilding operations and financial services operations of $29.9 million and $.2 million, respectively, at August 31, 2021, and $36.0 million and $.3 million, respectively, at November 30, 2020.
(b)Represents lease liabilities within our homebuilding operations and financial services operations of $31.8 million and $.2 million, respectively, at August 31, 2021, and $37.7 million and $.3 million, respectively, at November 30, 2020.
The following table presents additional information about our leases (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Lease right-of-use assets obtained in exchange for new lease liabilities	$18	$2,977	$1,517	$9,045
Cash payments on lease liabilities	2,979	2,831	8,648	8,468
As of August 31, 2021, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2021	$2,962
2022	10,549
2023	8,280
2024	6,139
2025	4,503
Thereafter	3,112
Total lease payments	35,545
Less: Interest	(3,534)
Present value of lease liabilities	$32,011

14.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Income tax expense	$24,100	$22,900	$80,900	$47,800
Effective tax rate	13.8%	22.6%	17.2%	20.1%
Our income tax expense and effective tax rate for the three months ended August 31, 2021 included the favorable impact of $21.5 million of federal energy tax credits we earned from building energy-efficient homes, partially offset by $2.5 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). Our income tax expense and effective tax rate for the three months ended August 31, 2020 included the favorable impact of $3.1 million of federal energy tax credits we earned from building energy-efficient homes, partly offset by $1.2 million of non-deductible executive compensation expense.
Our income tax expense and effective tax rate for the nine months ended August 31, 2021 reflected the favorable impacts of $39.0 million of federal energy tax credits we earned from building energy-efficient homes and $3.9 million of excess tax benefits related to stock-based compensation, partially offset by $5.8 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). For the nine months ended August 31, 2020, our income tax expense and effective tax rate included the favorable impacts of $10.1 million of federal energy tax credits we earned from building energy-efficient homes and $5.6 million of excess tax benefits related to stock-based compensation, partly offset by $3.2 million of non-deductible executive compensation expense.
The federal energy tax credits for the three months and nine months ended August 31, 2021 resulted from legislation enacted in December 2020 and earlier periods. The legislation enacted in December 2020, among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2021. Prior to this legislation, the tax credit expired on December 31, 2020. This extension is expected to benefit our income tax provision in future periods.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide economic and other relief as a result of the 2019 coronavirus disease (“COVID-19”) pandemic. Among other things, the CARES Act accelerated the timetable for alternative minimum tax (“AMT”) credit refunds. As a result, in the 2020 second quarter, we filed a superseding 2019 federal income tax return claiming a refund of $39.3 million of AMT credits and reclassified this amount from deferred tax assets to receivables. We received this AMT credit refund in the 2021 first quarter.
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
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss deductions for tax years 2020, 2021 and 2022. The suspension of California net operating loss deductions did not have an impact on our income tax expense for the three months or nine months ended August 31, 2021.
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
Our deferred tax assets of $213.1 million as of August 31, 2021 and $249.1 million as of November 30, 2020 were partly offset by valuation allowances of $18.3 million and $18.0 million, respectively. The deferred tax asset valuation allowances as of August 31, 2021 and November 30, 2020 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. As a result of an adjustment to our state net operating losses, we increased the valuation allowance by $.3 million in the 2021 third quarter. Based on the evaluation of our deferred tax assets as of August 31, 2021, we determined that most of our deferred tax assets would be realized. Therefore, other than the slight increase mentioned above, no adjustments to our deferred tax valuation allowance were needed for the nine months ended August 31, 2021.
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
Unrecognized Tax Benefits. As of August 31, 2021, we had $.9 million of gross unrecognized tax benefits that if recognized would affect our effective tax rate. We had no such gross unrecognized tax benefits as of November 30, 2020. We do not anticipate a significant change in the amount of gross unrecognized tax benefits over the next 12 months. We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes. Our liability for unrecognized tax benefits at August 31, 2021 is included in accrued expenses and other liabilities in our consolidated balance sheets. The fiscal years ending 2017 and later remain open to federal examinations, while 2016 and later remain open to state examinations.
15.Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2021	November 30, 2020
Mortgages and land contracts due to land sellers and other loans	$4,067	$4,667
7.00% Senior notes due December 15, 2021	180,051	449,029
7.50% Senior notes due September 15, 2022	349,310	348,846
7.625% Senior notes due May 15, 2023	350,914	351,281
6.875% Senior notes due June 15, 2027	297,057	296,757
4.80% Senior notes due November 15, 2029	296,826	296,595
4.00% Senior notes due June 15, 2031	385,276	—
Total	$1,863,501	$1,747,175
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs and premiums, which totaled $10.7 million at August 31, 2021 and $7.5 million at November 30, 2020.
Unsecured Revolving Credit Facility. We have an $800.0 million unsecured revolving credit facility with various banks (“Credit Facility”) that will mature on October 7, 2023. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.00 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .20% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2021, we had no cash borrowings and $8.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2021, we had $791.4 million available for cash borrowings under the Credit Facility, with up to $241.4 million of that amount available for the issuance of letters of credit.
Letter of Credit Facility. On August 12, 2021, we entered into an amendment to our unsecured letter of credit agreement with a financial institution (“LOC Facility”) that increased the limit of letters of credit we may issue from $50.0 million to $75.0 million and extended the expiration date from February 13, 2022 to February 13, 2025. Under the LOC Facility, we

obtain letters of credit from time to time in the ordinary course of operating our business. As of August 31, 2021 and November 30, 2020, we had letters of credit outstanding under the LOC Facility of $35.0 million and $29.7 million, respectively.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2021, inventories having a carrying value of $16.6 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration Statement. We have an automatically effective universal shelf registration statement that was filed with the SEC on July 9, 2020 (“2020 Shelf Registration”). The 2020 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions.
Senior Notes. On June 9, 2021, we completed the underwritten public offering of $390.0 million in aggregate principal amount of 4.00% senior notes due 2031 (“4.00% Senior Notes due 2031”) at 100% of their aggregate principal amount. Net proceeds from this offering totaled $385.2 million, after deducting the underwriting discount and our expenses related to the offering. The 4.00% Senior Notes due 2031 represent senior unsecured obligations of ours and rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness. Interest on the 4.00% Senior Notes due 2031 is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2021. The 4.00% Senior Notes due 2031 will mature on June 15, 2031.
On June 9, 2021, we used a portion of the net proceeds from the issuance of the 4.00% Senior Notes due 2031 to purchase, pursuant to a tender offer that expired the previous day, $269.8 million in aggregate principal amount of our outstanding $450.0 million of 7.00% senior notes due 2021 (“7.00% Senior Notes due 2021”). We paid $274.9 million to purchase the notes and recorded a charge of $5.1 million for the early extinguishment of debt in the 2021 third quarter due to a premium paid under the tender offer and the unamortized original issue discount associated with these senior notes.
On September 15, 2021, we redeemed the remaining $180.2 million in aggregate principal amount of the 7.00% Senior Notes due 2021 at par value pursuant to the terms of the notes.
All of the senior notes outstanding at August 31, 2021 and November 30, 2020 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our and our guarantor subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of August 31, 2021, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of August 31, 2021, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2021 – $1.1 million; 2022 – $531.3 million; 2023 – $351.2 million; 2024 – $.7 million; 2025 – $0; and thereafter – $990.0 million.
16.Fair Value Disclosures
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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2021 and the year ended November 30, 2020 (in thousands):

		August 31, 2021			November 30, 2020
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)

Inventories	Level 3	$27,923	$(9,903)	$18,020	$69,211	$(22,723)	$46,488
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
The following table presents the fair value hierarchy, carrying value and estimated fair value of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2021		November 30, 2020
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,859,434	$2,024,346	$1,742,508	$1,924,250
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
17.Commitments and Contingencies
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Balance at beginning of period	$95,853	$92,844	$91,646	$88,839
Warranties issued	8,264	6,326	25,099	21,960
Payments	(6,304)	(4,823)	(18,932)	(16,452)
Adjustments	—	—	—	—
Balance at end of period	$97,813	$94,347	$97,813	$94,347
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
Our self-insurance liability at each reporting date represents the estimated costs of reported claims, claims incurred but not yet reported, and claim adjustment expenses. The amount of our self-insurance liability is based on an analysis performed by a third-party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of products we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported. Therefore, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $57.1 million and $60.0 million are included in receivables in our consolidated balance sheets at August 31, 2021 and November 30, 2020, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Balance at beginning of period	$194,269	$178,081	$194,180	$177,765
Self-insurance provided	5,168	3,545	15,679	9,522
Payments	(4,699)	(616)	(20,296)	(3,588)
Adjustments (a)	(8,072)	3,099	(2,897)	410
Balance at end of period	$186,666	$184,109	$186,666	$184,109
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
Florida Chapter 558 Actions. We and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable subcontractors or their insurers covering the related costs, as of August 31, 2021, we had approximately 650 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our subcontractors’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At August 31, 2021, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible.
Townhome Community Construction Defect Claims. In the 2016 fourth quarter, we received claims from a homeowners association alleging there were construction defects, primarily involving roofing and stucco issues, at a completed townhome community in Northern California totaling approximately $25.0 million. We, along with our outside consultants, have continued to investigate these allegations, and at August 31, 2021, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries that reflected the status of our investigation to such date. At this stage of our investigation into these allegations, it is reasonably possible that our loss could exceed the amount accrued by an estimated range of $0 to $3.0 million. Our investigation has also involved identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs. We are in discussions with the homeowners association regarding the claims and their resolution.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2021, we had $1.06 billion of performance bonds and $43.6 million of letters of credit outstanding. At November 30, 2020, we had $897.6 million of performance bonds and $42.1 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2021, we had total cash deposits of $96.8 million to purchase land having an aggregate purchase price of $1.65 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
18.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2021, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.

19.Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended August 31, 2021 and 2020
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at May 31, 2021	100,151	(6,705)	(1,303)	$100,151	$836,353	$2,081,288	$(22,276)	$(72,718)	$(35,933)	$2,886,865
Net income	—	—	—	—	—	150,097	—	—	—	150,097
Dividends on common stock	—	—	—	—	—	(13,168)	—	—	—	(13,168)
Stock awards	—	—	3	—	(87)	—	—	—	87	—
Stock-based compensation	—	—	—	—	6,114	—	—	—	—	6,114
Stock repurchases	—	—	(4,669)	—	—	—	—	—	(188,175)	(188,175)
Balance at August 31, 2021	100,151	(6,705)	(5,969)	$100,151	$842,380	$2,218,217	$(22,276)	$(72,718)	$(224,021)	$2,841,733

Balance at May 31, 2020	122,370	(7,317)	(24,526)	$122,370	$806,700	$2,255,742	$(17,149)	$(79,359)	$(597,950)	$2,490,354
Net income	—	—	—	—	—	78,415	—	—	—	78,415
Dividends on common stock	—	—	—	—	—	(8,097)	—	—	—	(8,097)
Employee stock options/other	—	—	17	—	(421)	—	—	—	421	—
Stock-based compensation	—	—	—	—	4,636	—	—	—	—	4,636
Balance at August 31, 2020	122,370	(7,317)	(24,509)	$122,370	$810,915	$2,326,060	$(17,149)	$(79,359)	$(597,529)	$2,565,308

	Nine Months Ended August 31, 2021 and 2020
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2020	99,869	(7,124)	(1,107)	$99,869	$824,306	$1,868,896	$(22,276)	$(77,265)	$(27,761)	$2,665,769
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(226)	—	—	—	(226)
Net income	—	—	—	—	—	390,512	—	—	—	390,512
Dividends on common stock	—	—	—	—	—	(40,965)	—	—	—	(40,965)
Employee stock options/other	238	—	—	238	3,268	—	—	—	—	3,506
Stock awards	44	419	15	44	(4,962)	—	—	4,547	371	—
Stock-based compensation	—	—	—	—	19,768	—	—	—	—	19,768
Stock repurchases	—	—	(4,669)	—	—	—	—	—	(188,175)	(188,175)
Tax payments associated with stock-based compensation awards	—	—	(208)	—	—	—	—	—	(8,456)	(8,456)
Balance at August 31, 2021	100,151	(6,705)	(5,969)	$100,151	$842,380	$2,218,217	$(22,276)	$(72,718)	$(224,021)	$2,841,733

Balance at November 30, 2019	121,593	(7,631)	(24,356)	$121,593	$793,954	$2,157,183	$(15,506)	$(82,758)	$(591,344)	$2,383,122
Cumulative effect of adoption of ASC 842	—	—	—	—	—	1,510	—	—	—	1,510
Reclassification of stranded tax effects	—	—	—	—	—	1,643	(1,643)	—	—	—
Net income	—	—	—	—	—	190,152	—	—	—	190,152
Dividends on common stock	—	—	—	—	—	(24,428)	—	—	—	(24,428)
Employee stock options/other	709	—	17	709	7,274	—	—	—	421	8,404
Stock awards	68	314	(15)	68	(3,080)	—	—	3,399	(387)	—
Stock-based compensation	—	—	—	—	12,767	—	—	—	—	12,767
Tax payments associated with stock-based compensation awards	—	—	(155)	—	—	—	—	—	(6,219)	(6,219)
Balance at August 31, 2020	122,370	(7,317)	(24,509)	$122,370	$810,915	$2,326,060	$(17,149)	$(79,359)	$(597,529)	$2,565,308

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
On July 8, 2021, our board of directors authorized us to repurchase up to 5,000,000 shares of our outstanding common stock. This authorization reaffirmed and incorporated the then-current balance of 2,193,947 shares that remained under a prior board-approved share repurchase program. In the 2021 third quarter, we repurchased 4,668,600 shares of our common stock on the open market pursuant to this authorization at a total cost of $188.2 million. Repurchases under the remaining authorization of 331,400 shares may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market and business conditions and other factors. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors and does not obligate us to purchase any additional shares.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. The 2014 Plan was amended in April 2016. As of August 31, 2021, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.
On April 8, 2021, we entered into an Amended Rights Agreement with Computershare Inc., as rights agent, following its approval by our stockholders at our 2021 Annual Meeting held on April 8, 2021. The Amended Rights Agreement amends the Amended and Restated Rights Agreement, dated as of April 12, 2018 (“Prior Rights Agreement”). As with the Prior Rights Agreement, the Amended Rights Agreement is intended to continue to help protect our net operating losses and other deferred tax assets from an ownership change under Internal Revenue Code Section 382. The Amended Rights Agreement extended the latest possible expiration date of the rights issued pursuant to the Prior Rights Agreement to the close of business on April 30, 2024 and made certain other related changes. Otherwise, the Amended Rights Agreement’s terms are substantively the same as those of the Prior Rights Agreement, which were disclosed in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended November 30, 2020.
In the three-month period ended August 31, 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. In the three-month period ended August 31, 2020, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.09 per share. Quarterly cash dividends declared and paid on our common stock in the nine-month periods ended August 31, 2021 and 2020 totaled $.45 per share and $.27 per share of common stock, respectively.
20.Stock-Based Compensation
Stock Options. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. The following table summarizes stock option transactions for the nine months ended August 31, 2021:

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	2,462,714	$15.32
Granted	—	—
Exercised	(228,651)	15.35
Cancelled	—	—
Options outstanding at end of period	2,234,063	$15.32
Options exercisable at end of period	2,234,063	$15.32

We have not granted any stock option awards since 2016. As of August 31, 2021, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 3.9 years. As all outstanding stock options have been fully vested since 2019, there was no unrecognized compensation expense related to stock option awards at August 31, 2021 and no stock-based compensation expense associated with stock options for the three-month and nine-month periods ended August 31, 2021 and 2020. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $61.9 million at August 31, 2021. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $6.1 million and $4.6 million for the three months ended August 31, 2021 and 2020, respectively, related to restricted stock and PSUs. For the nine months ended August 31, 2021 and 2020, we recognized total compensation expense of $19.8 million and $12.7 million, respectively, related to restricted stock and PSUs.
21.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2021	2020
Summary of cash and cash equivalents at end of period:
Homebuilding	$350,141	$722,033
Financial services	1,204	1,093
Total	$351,345	$723,126
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(2,934)	$(3,544)
Income taxes paid	43,248	8,436
Supplemental disclosures of non-cash activities:
Reclassification of federal tax refund from deferred tax assets to receivables	—	82,617
Increase in operating lease right-of-use assets and lease liabilities due to adoption of ASC 842	—	31,199
Inventories acquired through seller financing	—	18,045
Increase in consolidated inventories not owned	4,011	4,992
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	5,451	6,996
22.Subsequent Events
On September 15, 2021, we redeemed the remaining $180.2 million in aggregate principal amount of the 7.00% Senior Notes due 2021 at par value pursuant to the terms of the notes.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2021	2020	Variance	2021	2020	Variance
Revenues:
Homebuilding	$1,461,896	$995,148	47%	$4,035,939	$2,977,810	36%
Financial services	5,206	3,865	35	13,793	11,108	24
Total revenues	$1,467,102	$999,013	47%	$4,049,732	$2,988,918	35%
Pretax income:
Homebuilding	$164,816	$91,651	80%	$442,883	$214,871	106%
Financial services	9,381	9,664	(3)	28,529	23,081	24
Total pretax income	174,197	101,315	72	471,412	237,952	98
Income tax expense	(24,100)	(22,900)	(5)	(80,900)	(47,800)	(69)
Net income	$150,097	$78,415	91%	$390,512	$190,152	105%
Diluted earnings per share	$1.60	$.83	93%	$4.11	$2.02	103%
Housing market conditions remained positive through the nine months ended August 31, 2021, as healthy demand, particularly from millennial and Generation Z demographic groups, a limited supply of new and resale inventory, and low mortgage interest rates drove strong results for our business. Amid the considerable demand for our homes and steadily increasing construction labor and building materials costs, we lifted selling prices in the vast majority of our communities and took other operational steps during the 2021 third quarter to balance pace, price and construction starts, optimize the performance of our inventory assets and improve returns. Reflecting these initiatives, the value of our net orders for the 2021 third quarter increased 22% from the 2020 third quarter due to a 26% rise in their overall selling price, partly offset by a 3% decline in net order volume. The decrease in net order volume was due to our lower average community count in the current period, partly offset by higher monthly net orders per community. Our lower average community count reflected the accelerated close-out of communities that resulted from our exceptionally strong monthly net order pace over the past few quarters and delays in new community openings during the nine months ended August 31, 2021. Compared to the 2021 second quarter, our current quarter average community count held steady, and ending community count increased 5%, reflecting our efforts to grow our business. The strong housing demand in our served markets propelled our monthly net orders per community to 6.6 from 5.9, even as we raised prices and strategically paced lot releases to enhance margins and align with current production capacity.
As during the 2021 first half, we continued to confront production issues in the third quarter due to industry-wide supply chain disruptions that created shortages of certain construction materials and other products, and experienced trade labor availability constraints and delays with respect to state and municipal construction permitting, inspections and utilities. As in the 2021 second quarter, these factors extended our construction cycle times in the 2021 third quarter, and many expected deliveries and new community openings were pushed beyond the quarter end. Though we are closely monitoring these risks to our construction cycle times and new community openings, we believe these challenging conditions will generally persist for the remainder of the year and into 2022. We have incorporated these trends into our performance expectations, as presented below under “Outlook.”
Homebuilding revenues for the 2021 third quarter grew 47% from the year-earlier quarter due to an increase in housing revenues that reflected 35% growth in the number of homes delivered to 3,425, our highest third-quarter level since 2007, and an 11% increase in the overall average selling price of those homes to $426,800. Homebuilding operating income for the three months ended August 31, 2021 rose 91% year over year to $169.9 million and, as a percentage of revenues, improved 270 basis points to 11.6%. The increase in our homebuilding operating income margin was driven by significant improvements in both our housing gross profit margin and selling, general and administrative expenses as a percentage of housing revenues. Our pretax income margin improved 180 basis points to 11.9%, and net income and diluted earnings per share increased 91% and 93%, respectively, each as compared to the corresponding quarter of 2020. Our 2021 third quarter results included a $5.1 million loss on early extinguishment of debt associated with our purchase, pursuant to a tender offer that expired on June 8, 2021, of $269.8 million in aggregate principal amount of our 7.00% Senior Notes due 2021 prior to their maturity date. Further information regarding this transaction is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report. Excluding the loss on early extinguishment of debt, our pretax income grew 77% to $179.3 million and, as a percentage of revenues, increased 210 basis points to 12.2%.
COVID-19 Pandemic Impact. The COVID-19 pandemic and related governmental control measures considerably disrupted global and national economies, the U.S. housing market, and our business during the 2020 second quarter. During that period, we experienced a sizable reduction in net orders and backlog, as discussed below under “Net Orders,” as well as protracted supply chain delays and construction cycle time extensions in most of our served markets that resulted in home delivery delays. With the uncertainty surrounding the COVID-19 pandemic, and in prioritizing cash preservation and liquidity, we limited our land investments and curtailed our overhead expenditures, partly through workforce realignment and reductions. As a result, our selling, general and administrative expenses for the 2020 second quarter included severance charges of $6.7 million.
With the easing to varying degrees of restrictive public health orders in our served markets beginning in May 2020, our net orders began to rebound significantly following a low point in April 2020, as steadily increasing housing demand drove our 2020 third- and fourth-quarter net orders to 15-year highs and our 2021 first- and second-quarter net orders to 14-year highs. The sharp rise in net orders over these periods substantially expanded the number of homes in our backlog as well as our backlog value. While our 2021 third quarter net orders decreased modestly from the year-earlier quarter reflecting our lower average community count, partly offset by an increase in net orders per community, our ending backlog value at August 31, 2021 increased 89% to approximately $4.84 billion, our highest third-quarter level since 2006. With this robust backlog, we expect to achieve significant year-over-year growth in our scale, profitability and returns during 2021 and further growth in 2022, as described below under “Outlook.” In addition, with the ongoing strong housing demand in the first three quarters of 2021, we continued to increase our land acquisition and development investments, as we did in the latter part of 2020, to measurably expand our lot pipeline and support future community count growth.
Our favorable outlook could be materially affected by adverse developments, if any, related to the COVID-19 pandemic, including new or more restrictive “stay-at-home” orders and other new or revised public health requirements recommended or imposed by federal, state and local authorities. Until the COVID-19 pandemic has been resolved as a public health crisis, it retains the potential to cause further and more severe disruption of global and national economies, the U.S. housing market and our business, including our net orders, backlog and revenues. In addition, as mentioned above, we are continuing to experience labor constraints, supply chain issues and rising and volatile raw material prices and availability, particularly with respect to building materials and appliances, as well as delays related to state and municipal construction permitting, inspections and utilities, that could negatively impact our growth, margins and financial results in future periods. Despite these challenges, and other factors, which may individually or in combination slow or reverse the current housing recovery from the COVID-19 pandemic-induced disruptions in the 2020 second quarter, we believe we are well-positioned to operate effectively through the present environment.
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Revenues:
Housing	$1,461,648	$979,113	$4,035,033	$2,960,901
Land	248	16,035	906	16,909
Total	1,461,896	995,148	4,035,939	2,977,810
Costs and expenses:
Construction and land costs
Housing	(1,147,448)	(784,427)	(3,176,643)	(2,414,059)
Land	(194)	(14,068)	(926)	(14,942)
Total	(1,147,642)	(798,495)	(3,177,569)	(2,429,001)
Selling, general and administrative expenses	(144,325)	(107,710)	(411,445)	(348,082)
Total	(1,291,967)	(906,205)	(3,589,014)	(2,777,083)
Operating income	169,929	88,943	446,925	200,727

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Interest income	144	786	1,038	2,163
Equity in income (loss) of unconsolidated joint ventures	(182)	1,922	(5)	11,981
Loss on early extinguishment of debt	(5,075)	—	(5,075)	—
Homebuilding pretax income	$164,816	$91,651	$442,883	$214,871
Homes delivered	3,425	2,545	9,793	7,796
Average selling price	$426,800	$384,700	$412,000	$379,800
Housing gross profit margin as a percentage of housing revenues	21.5%	19.9%	21.3%	18.5%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	22.0%	20.6%	21.6%	19.0%
Adjusted housing gross profit margin as a percentage of housing revenues	24.5%	23.7%	24.3%	22.2%
Selling, general and administrative expenses as a percentage of housing revenues	9.9%	11.0%	10.2%	11.8%
Operating income as a percentage of revenues	11.6%	8.9%	11.1%	6.7%
Revenues. Homebuilding revenues of $1.46 billion for the three months ended August 31, 2021 rose from the corresponding year-earlier period due to a 49% increase in housing revenues, partly offset by a decrease in land sale revenues. The year-over-year growth in housing revenues reflected a 35% increase in the number of homes delivered and an 11% increase in the overall average selling price of those homes. The higher volume of homes delivered was largely due to our backlog of homes at the beginning of the quarter (“beginning backlog”) increasing 98% year over year as a result of strong net order growth over the past several quarters. However, ongoing industry-wide supply chain disruptions, labor constraints, and delays with respect to state and municipal construction permitting, inspections and utilities extended build times in most of our served markets and pushed many expected deliveries beyond the quarter end. The overall average selling price of homes delivered reflected strong housing market conditions, which enabled us to raise prices in the vast majority of our communities, as well as product and geographic mix shifts of homes delivered.
For the nine months ended August 31, 2021, homebuilding revenues grew 36% year over year to $4.04 billion, reflecting growth in housing revenues, partially offset by a decrease in land sale revenues. Housing revenues for the nine months ended August 31, 2021 also increased 36% from the corresponding 2020 period as a result of a 26% increase in the number of homes delivered and an 8% rise in the overall average selling price of those homes.
Operating Income. The year-over-year growth in our operating income for the three-month and nine-month periods ended August 31, 2021 primarily reflected increases in housing gross profits, partly offset by increases in selling, general and administrative expenses.
Our operating income for the three months ended August 31, 2021 increased 91% from the year-earlier period. Operating income for the 2021 third quarter included inventory-related charges of $6.7 million, compared to $6.9 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended August 31, 2021 improved 270 basis points to 11.6%, compared to 8.9% for the corresponding 2020 period. Excluding inventory-related charges, our operating income as a percentage of revenues increased 250 basis points to 12.1% for the 2021 third quarter from 9.6% for the year-earlier quarter.
For the nine months ended August 31, 2021, our operating income grew 123% compared to the prior-year period. Operating income for the first three quarters of 2021 included inventory-related charges of $11.2 million. For the nine months ended August 31, 2020, operating income included inventory-related charges of $16.9 million and severance charges of $6.7 million associated with workforce reductions made during the 2020 second quarter, as discussed above under “COVID-19 Pandemic Impact.” As a percentage of revenues, our operating income for the nine months ended August 31, 2021 increased 440 basis points year over year to 11.1%. Excluding inventory-related charges for both periods and the above-mentioned severance charges in the 2020 period, our operating income margin improved to 11.4% for the nine months ended August 31, 2021, compared to 7.5% for the nine months ended August 31, 2020.

Housing Gross Profits. Housing gross profits of $314.2 million for the three months ended August 31, 2021 grew 61% from $194.7 million for the year-earlier period, reflecting increases in both our housing revenues and housing gross profit margin. Our housing gross profit margin for the 2021 third quarter rose 160 basis points year over year to 21.5%, mainly as a result of a favorable pricing environment that more than offset higher construction costs (approximately 80 basis points); lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 60 basis points); and a decrease in inventory-related charges (approximately 20 basis points). As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.5% and 3.1% for the three months ended August 31, 2021 and 2020, respectively. Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges for the applicable periods, our adjusted housing gross profit margin for the 2021 third quarter increased 80 basis points from the year-earlier quarter to 24.5%.
For the first three quarters of 2021, our housing gross profits of $858.4 million increased 57% from $546.8 million for the year-earlier period. Housing gross profits for the nine months ended August 31, 2021 included $11.2 million of inventory-related charges, compared to $16.9 million of such charges in the corresponding 2020 period. Our housing gross profit margin of 21.3% for the nine months ended August 31, 2021 increased 280 basis points year over year, primarily due to the reasons described above with respect to the three months ended August 31, 2021. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.7% for the nine months ended August 31, 2021, compared to 3.2% for the corresponding 2020 period. Our adjusted housing gross profit margin for the nine months ended August 31, 2021 increased 210 basis points from the year-earlier period to 24.3%. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
Selling, General and Administrative Expenses. The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2021	% of Housing Revenues	2020	% of Housing Revenues	2021	% of Housing Revenues	2020	% of Housing Revenues
Marketing expenses	$28,760	2.0%	$26,799	2.7%	$86,664	2.1%	$88,776	3.0%
Commission expenses (a)	55,455	3.8	38,398	3.9	156,930	3.9	118,675	4.0
General and administrative expenses	60,110	4.1	42,513	4.4	167,851	4.2	140,631	4.8
Total	$144,325	9.9%	$107,710	11.0%	$411,445	10.2%	$348,082	11.8%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the 2021 third quarter rose 34% from the year-earlier quarter, mainly due to an increase in commission expenses associated with our higher housing revenues, and an increase in general and administrative expenses. The year-over-year increase in general and administrative expenses primarily reflected higher costs associated with performance-based employee compensation plans, as well as expenses incurred to support current and expected growth. As a percentage of housing revenues, our selling, general and administrative expenses improved 110 basis points, largely reflecting increased operating leverage due to our higher housing revenues as compared to the year-earlier quarter, partly offset by the above-mentioned higher expenses.
For the nine months ended August 31, 2021, selling, general and administrative expenses increased 18% year over year, mainly due to the reasons described above with respect to the three months ended August 31, 2021, partly offset by a $4.3 million benefit from the ERC recognized in early 2021 and the above-mentioned severance charges recognized in 2020. The ERC, which is discussed in Note 14 – Income Taxes in the Notes to Consolidated Financial Statements in this report, favorably impacted each of our homebuilding reporting segments. As a percentage of housing revenues, selling, general and administrative expenses for the nine months ended August 31, 2021 improved 160 basis points to 10.2%.
Interest Income/Expense. Interest income, which is generated from short-term investments, totaled $.1 million for the three months ended August 31, 2021 and $.8 million for the year-earlier period. For the nine-month periods ended August 31, 2021 and 2020, our interest income totaled $1.0 million and $2.2 million, respectively. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and nine-month periods ended August 31, 2021 and 2020 was capitalized due to the average amount of our inventory qualifying for interest capitalization exceeding our average debt level for each period. As a result, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.2 million for the three months ended August 31, 2021, compared to equity in income of unconsolidated joint ventures of $1.9 million for the year-earlier period. For the nine months ended August 31, 2021, our equity in loss of unconsolidated joint ventures was nominal, compared to equity in income of $12.0 million for the corresponding 2020 period. The year-over-year changes for both periods mainly resulted from a decrease in the number of homes delivered from an unconsolidated joint venture in California. This unconsolidated joint venture, which delivered its last home in the 2021 second quarter, had no deliveries in the three months ended August 31, 2021 and 10 deliveries in the nine months ended August 31, 2021, compared to 17 and 90 homes delivered in the corresponding year-earlier periods, respectively.
Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Loss on Early Extinguishment of Debt. Our $5.1 million loss on early extinguishment of debt for the 2021 third quarter was associated with our purchase, pursuant to a tender offer that expired on June 8, 2021, of $269.8 million in aggregate principal amount of our 7.00% Senior Notes due 2021 prior to their maturity date. Further information regarding this transaction is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information concerning our net orders, cancellation rates, ending backlog and community count (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Net orders	4,085	4,214	12,677	9,467
Net order value (a)	$2,009,192	$1,643,760	$5,915,097	$3,714,858
Cancellation rates (b)	9%	17%	10%	23%
Ending backlog — homes	10,694	6,749	10,694	6,749
Ending backlog — value	$4,842,467	$2,567,664	$4,842,467	$2,567,664
Ending community count	210	232	210	232
Average community count	205	238	214	244
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
Net Orders. For the three months ended August 31, 2021, net orders from our homebuilding operations decreased 3% from the year-earlier period, reflecting a decrease in our average community count, partly offset by a 12% increase in monthly net orders per community to 6.6 from 5.9 in the year-earlier period. This higher monthly net order pace occurred even as we raised our home selling prices and paced lot releases, as described above under “Overview.” We believe our Built-to-Order® homebuying process, which provides personalization and choice, also was a key contributor to our strong 2021 third quarter monthly net order pace.
Though we experienced a modest decrease in our net orders for the 2021 third quarter compared to strong 2020 third-quarter net orders, which reached a 15-year high, the value of our net orders rose 22% due to a 26% increase in the overall average selling price of net orders that largely reflected strong housing demand in most of our served markets as well as a product and geographic mix shift. The year-over-year growth in overall net order value was due to improvements in all four of our homebuilding reporting segments, with net order value increases ranging from 3% in our West Coast segment to 89% in our Southeast segment.
Our cancellation rate as a percentage of gross orders for the three months ended August 31, 2021 improved from the year-earlier period.
Backlog. The number of homes in our backlog at August 31, 2021 increased 58% from August 31, 2020, reflecting our substantially higher backlog at the beginning of the fiscal year as well as year-over-year growth in our net orders for the nine months ended August 31, 2021. The potential future housing revenues in our backlog at August 31, 2021 rose 89% from the prior year as a result of both the higher number of homes in our backlog and a 19% increase in the overall average selling price of those homes. Each of our four homebuilding reporting segments generated year-over-year increases in backlog value, ranging from 70% in our West Coast segment to 140% in our Southeast segment.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our average community count for the 2021 third quarter decreased 14% from the year-earlier period, and our ending community count declined 9%. The year-over-year decreases in our overall average and ending community counts primarily reflected the close-out of communities earlier than anticipated due to both an increase in our demand-driven net order pace and delays in new community openings during the nine months ended August 31, 2021, as described above under “Overview.” Compared to the 2021 second quarter, our current quarter average community count held steady, and our ending community count increased 5%. As described above under “COVID-19 Pandemic Impact,” we have substantially increased our investments in land acquisition and land development in 2021 to support future community count growth.
HOMEBUILDING REPORTING SEGMENTS
For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast. As of August 31, 2021, our homebuilding reporting segments conducted ongoing operations in the following states: West Coast — California and Washington; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida and North Carolina.
Operational Data. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2021	2020	2021	2020	2021	2020
West Coast	1,035	626	1,078	1,329	10%	12%
Southwest	626	628	818	857	7	13
Central	1,174	958	1,382	1,469	11	22
Southeast	590	333	807	559	7	19
Total	3,425	2,545	4,085	4,214	9%	17%

	Three Months Ended August 31,
	Net Order Value			Average Community Count
Segment	2021	2020	Variance	2021	2020	Variance
West Coast	$785,430	$761,742	3%	56	74	(24)%
Southwest	350,806	285,917	23	36	35	3
Central	575,737	438,697	31	73	88	(17)
Southeast	297,219	157,404	89	40	41	(2)
Total	$2,009,192	$1,643,760	22%	205	238	(14)%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2021	2020	2021	2020	2021	2020
West Coast	2,925	2,005	3,538	2,863	9%	18%
Southwest	1,875	1,783	2,609	1,927	7	21
Central	3,417	2,881	4,272	3,405	11	24
Southeast	1,576	1,127	2,258	1,272	10	29
Total	9,793	7,796	12,677	9,467	10%	23%

	Net Order Value			Average Community Count
Segment	2021	2020	Variance	2021	2020	Variance
West Coast	$2,502,397	$1,685,094	49%	60	74	(19)%
Southwest	1,059,425	642,601	65	36	37	(3)
Central	1,592,424	1,024,623	55	78	89	(12)
Southeast	760,851	362,540	110	40	44	(9)
Total	$5,915,097	$3,714,858	59%	214	244	(12)%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2021	2020	Variance	2021	2020	Variance
West Coast	2,637	1,901	39%	$1,851,237	$1,088,096	70%
Southwest	2,255	1,382	63	902,451	458,681	97
Central	3,892	2,512	55	1,440,443	750,831	92
Southeast	1,910	954	100	648,336	270,056	140
Total	10,694	6,749	58%	$4,842,467	$2,567,664	89%
The composition of our homes delivered, net orders and backlog shifts with the mix of our active communities and the corresponding average selling prices of the homes ordered and/or delivered at these communities in any particular period, and changes as new communities open and existing communities wind down or close out. In addition, with our Built-to-Order model, the selling prices of homes within a community may vary due to differing lot sizes and locations, home square footage, and option and upgrade selections. These intrinsic variations in our business limit the effective comparability of our homes delivered, net orders and backlog, as well as their corresponding values, between sequential and year-over-year periods, in addition to the effect of prevailing economic or housing market conditions in or across any particular periods.
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
The financial results for each of our homebuilding reporting segments for the three months and nine months ended August 31, 2020 were negatively affected by the impacts from the onset of the COVID-19 pandemic, as discussed above under “COVID-19 Pandemic Impact.” With housing market conditions remaining strong from the 2020 third quarter through the 2021 third quarter, we delivered more homes at a higher overall average selling price and significantly expanded our operating income as a percentage of revenues for the three months and nine months ended August 31, 2021, as compared to the corresponding year-earlier periods.

West Coast. The following table presents financial information related to our West Coast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2021	2020	Variance		2021	2020	Variance
Revenues	$663,563	$379,025	75%		$1,803,769	$1,195,404	51%
Construction and land costs	(530,103)	(318,272)	(67)		(1,458,434)	(1,017,383)	(43)
Selling, general and administrative expenses	(40,050)	(28,424)	(41)		(117,056)	(94,197)	(24)
Operating income	$93,410	$32,329	189%		$228,279	$83,824	172%

Homes delivered	1,035	626	65%		2,925	2,005	46%
Average selling price	$641,100	$605,400	6%		$616,700	$596,200	3%
Operating income as a percentage of revenues	14.1%	8.5%	560	bps	12.7%	7.0%	570	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2021 were generated solely from housing operations. For the three months and nine months ended August 31, 2020, this segment generated revenues from housing operations and nominal land sales. Housing revenues for the three-month and nine-month periods ended August 31, 2021 grew from the corresponding year-earlier periods due to increases in the number of homes delivered in both states that comprise this segment, and higher average selling prices of those homes. The increases in the average selling price of homes delivered for these same periods reflected strong housing market conditions and product and geographic mix shifts of homes delivered.
Operating income for the three months and nine months ended August 31, 2021 grew from the corresponding year-earlier periods, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. For the 2021 third quarter, this segment’s operating income as a percentage of revenues rose from the year-earlier quarter, primarily due to a 410 basis-point increase in the housing gross profit margin to 20.1% and a 150 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.0%. The housing gross profit margin expansion was largely driven by a favorable pricing environment, lower relative amortization of previously capitalized interest and a reduction in inventory-related charges as a percentage of housing revenues. Inventory-related charges totaled $6.5 million in the three months ended August 31, 2021, compared to $5.5 million in the year-earlier period. The improvement in selling, general and administrative expenses as a percentage of housing revenues mainly reflected increased operating leverage from higher housing revenues, partly offset by higher expenses incurred to support current and expected growth.
For the nine months ended August 31, 2021, the year-over-year growth in this segment’s operating income as a percentage of revenues mainly reflected a 420 basis-point rise in the housing gross profit margin to 19.1% and an improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.5% from 7.9%. The housing gross profit margin improved primarily for the reasons described above with respect to the three months ended August 31, 2021, as well as an increase in operating leverage due to higher housing revenues. Inventory-related charges decreased slightly to $10.4 million in the 2021 first nine months, compared to $10.6 million in the year-earlier period. Selling, general and administrative expenses as a percentage of revenues improved primarily for the reason described above with respect to the three months ended August 31, 2021, as well as the continued impact of targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
Southwest. The following table presents financial information related to our Southwest segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2021	2020	Variance	2021	2020	Variance
Revenues	$234,933	$223,096	5%	$680,679	$589,665	15%
Construction and land costs	(171,910)	(167,572)	(3)	(500,512)	(444,213)	(13)
Selling, general and administrative expenses	(16,983)	(16,128)	(5)	(51,952)	(48,760)	(7)
Operating income	$46,040	$39,396	17%	$128,215	$96,692	33%

	Three Months Ended August 31,				Nine Months Ended August 31,
	2021	2020	Variance		2021	2020	Variance
Homes delivered	626	628	—%		1,875	1,783	5%
Average selling price	$375,300	$330,700	13%		$363,000	$321,700	13%
Operating income as a percentage of revenues	19.6%	17.7%	190	bps	18.8%	16.4%	240	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2021 were generated solely from housing revenues. For the three months and nine months ended August 31, 2020, revenues were generated from housing operations as well as land sales. Housing revenues for the three months ended August 31, 2021 rose 13% year over year from $207.7 million, reflecting an increase in the average selling price of homes delivered. For the nine months ended August 31, 2021, housing revenues rose 19% from $573.5 million due to an increase in the number of homes delivered from our Nevada operations and a rise in the average selling price of homes delivered in both our Nevada and Arizona operations. The increase in the average selling price for each period reflected strong housing market conditions and a shift in product and geographic mix of homes delivered.
Operating income for the three months and nine months ended August 31, 2021 rose from the corresponding 2020 periods, primarily due to higher housing gross profits, partially offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the three-month period ended August 31, 2021 grew from the year-earlier period largely due to a 100 basis-point increase in the housing gross profit margin to 26.8% and a 60 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.2%. The housing gross margin expansion was largely driven by a favorable pricing environment and lower relative amortization of previously capitalized interest. The improvement in selling, general and administrative expenses as a percentage of revenues was mainly due to increased operating leverage from higher housing revenues.
The year-over-year growth in this segment’s operating income as a percentage of revenues for the nine months ended August 31, 2021 mainly reflected a 150 basis-point increase in the housing gross profit margin to 26.5% and a 90 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.6% from 8.5%. The housing gross profit margin increased and selling, general and administrative expenses as a percentage of revenues improved primarily for the reasons described above with respect to the 2021 third quarter. In addition, selling, general and administrative expenses as a percentage of revenues for the nine months ended August 31, 2021 benefited from the continued impact of targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
Central. The following table presents financial information related to our Central segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2021	2020	Variance		2021	2020	Variance
Revenues	$384,532	$297,022	29%		$1,084,795	$864,728	25%
Construction and land costs	(301,039)	(232,269)	(30)		(840,904)	(688,683)	(22)
Selling, general and administrative expenses	(30,118)	(29,331)	(3)		(93,242)	(91,061)	(2)
Operating income	$53,375	$35,422	51%		$150,649	$84,984	77%

Homes delivered	1,174	958	23%		3,417	2,881	19%
Average selling price	$327,500	$310,000	6%		$317,500	$300,100	6%
Operating income margin as a percentage of revenues	13.9%	11.9%	200	bps	13.9%	9.8%	410	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2021 and 2020 were generated solely from housing operations. Housing revenues for the three months and nine months ended August 31, 2021 grew from the corresponding year-earlier periods, reflecting increases in the number of homes delivered in both states that comprise this segment, and the higher average selling prices of those homes. The increases in the average selling price for each period reflected the strong housing market conditions and shifts in the product and geographic mix of homes delivered.

Operating income for the three months and nine months ended August 31, 2021 rose from the corresponding year-earlier periods due to growth in housing gross profits, partially offset by higher selling, general and administrative expenses. For the three months ended August 31, 2021, the increase in this segment’s operating income as a percentage of revenues primarily reflected a 210 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.8%, as the housing gross profit margin was essentially flat at 21.7%. There were no inventory-related charges for the three months ended August 31, 2021, compared to $1.1 million for the year-earlier period. The improvement in selling, general and administrative expenses as a percentage of housing revenues mainly reflected increased operating leverage from higher housing revenues.
For the nine months ended August 31, 2021, the year-over-year expansion in this segment’s operating income as a percentage of revenues reflected a 210 basis-point increase in the housing gross profit margin to 22.5% and a 190 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.6%. The housing gross profit expansion was mainly driven by a favorable pricing environment, lower inventory-related charges, improved operating leverage due to higher housing revenues and lower relative amortization of previously capitalized interest. Inventory-related charges for the nine months ended August 31, 2021 were nominal, compared to $5.5 million in the year-earlier period. The year-over-year improvement in selling, general and administrative expenses as a percentage of revenues was primarily due to the reason described above with respect to the three months ended August 31, 2021, as well as the continued impact of targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
Southeast. The following table presents financial information related to our Southeast segment for the periods indicated (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2021	2020	Variance		2021	2020	Variance
Revenues	$178,868	$96,005	86%		$466,696	$328,013	42%
Construction and land costs	(142,153)	(78,851)	(80)		(371,693)	(273,772)	(36)
Selling, general and administrative expenses	(16,736)	(11,168)	(50)		(44,047)	(38,995)	(13)
Operating income	$19,979	$5,986	234%		$50,956	$15,246	234%

Homes delivered	590	333	77%		1,576	1,127	40%
Average selling price	$302,700	$286,500	6%		$295,600	$290,500	2%
Operating income as a percentage of revenues	11.2%	6.2%	500	bps	10.9%	4.6%	630	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2021 and 2020 were generated from both housing operations and nominal land sales. Housing revenues for the three months ended August 31, 2021 increased 87% year over year to $178.6 million from $95.4 million. For the nine months ended August 31, 2021, housing revenues grew 42% year over year to $465.8 million from $327.4 million. The housing revenue expansion in the three-month and nine-month periods primarily resulted from growth in the number of homes delivered and increases in the overall average selling price of these homes, which reflected strong housing market conditions and shifts in the product and geographic mix of homes delivered.
Operating income for the three months and nine months ended August 31, 2021 increased from the corresponding year-earlier periods, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the 2021 third quarter rose from the year-earlier period due to a 250 basis-point increase in the housing gross profit margin to 20.5% that mainly reflected a shift in geographic mix, and lower relative amortization of previously capitalized interest. In addition, selling, general and administrative expenses as a percentage of housing revenues improved 230 basis points from the year-earlier period to 9.4%, primarily due to increased operating leverage as a result of higher housing revenues.
For the nine months ended August 31, 2021, the year-over-year increase in this segment’s operating income as a percentage of revenues reflected a 380 basis-point increase in the housing gross profit margin to 20.4% and a 240 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 9.5%. The housing gross profit margin expanded primarily for the reasons described above for the three months ended August 31, 2021, as well as increased operating leverage due to higher housing revenues. The improvement in selling, general and administrative expenses as a percentage of housing revenues was mainly due to the reasons described above with respect to the three months ended August 31, 2021. In addition, selling, general and administrative expenses as a percentage of revenues benefited from the continued impact of targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Revenues	$5,206	$3,865	$13,793	$11,108
Expenses	(1,234)	(1,056)	(3,687)	(2,901)
Equity in income of unconsolidated joint venture	5,409	6,855	18,423	14,874
Pretax income	$9,381	$9,664	$28,529	$23,081

Total originations (a):
Loans	2,340	1,808	6,769	5,287
Principal	$835,712	$621,674	$2,357,151	$1,723,216
Percentage of homebuyers using KBHS	76%	79%	76%	75%
Average FICO score	731	725	728	722

Loans sold (a):
Loans sold to Stearns/Guaranteed Rate	2,087	1,936	5,772	5,985
Principal	$747,936	$618,770	$2,013,617	$1,877,463
Loans sold to third parties	269	26	905	219
Principal	$91,053	$9,157	$300,277	$71,160
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months and nine months ended August 31, 2021 rose from the corresponding periods of 2020 due to increases in title services revenues and insurance commissions.
Pretax income. Our financial services pretax income for the three months ended August 31, 2021 was down 3% from the year-earlier period due to a decrease in the equity in income of unconsolidated joint ventures that was partly offset by an increase in income from title services and insurance commissions. In the 2021 third quarter, our equity in income of our unconsolidated joint venture, KBHS, decreased 21% year over year due to lower margins, reflecting increased competition in the primary mortgage market, partly offset by an increase in the principal amount of loan originations. The higher principal amount of loan originations primarily reflected a 35% rise in the number of homes we delivered and an 11% increase in the average selling price of those homes, partly offset by a decrease in the percentage of homebuyers using KBHS.
For the nine months ended August 31, 2021, our financial services pretax income rose 24% from the corresponding 2020 period primarily due to a 24% increase in our equity in income of KBHS that reflected a substantial increase in the principal amount of loan originations and improved margins. The year-over-year increase in the principal amount of loan originations was largely due to a 26% increase in the number of homes we delivered and an 8% rise in the average selling price of those homes.
On January 5, 2021, Guaranteed Rate announced it had reached an agreement to acquire Stearns’ parent company. This transaction closed on March 1, 2021. As of the date of this report, we are not aware of any significant changes with respect to Stearns or its operations as a result of the transaction being completed.

INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Income tax expense	$24,100	$22,900	$80,900	$47,800
Effective tax rate	13.8%	22.6%	17.2%	20.1%
Our effective tax rate for the three months ended August 31, 2021 decreased from the year-earlier period, mainly due to an $18.4 million increase in the federal energy tax credits we earned from building energy-efficient homes.
For the nine months ended August 31, 2021, our effective tax rate decreased slightly from the corresponding 2020 period, primarily reflecting the favorable impact of a $28.9 million increase in federal energy tax credits on the overall rate, partly offset by an increase of $2.6 million in non-deductible executive compensation expense and a $1.7 million decrease in excess tax benefits related to stock-based compensation.
The federal energy tax credits for the three months and nine months ended August 31, 2021 resulted from legislation enacted in December 2020 and earlier periods. The legislation enacted in December 2020, among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2021. Prior to this legislation, the tax credit expired on December 31, 2020. This extension is expected to benefit our income tax provision in future periods.
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss deductions for tax years 2020, 2021 and 2022. The suspension of California net operating loss deductions did not have an impact on our income tax expense for the three months or nine months ended August 31, 2021.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Housing revenues	$1,461,648	$979,113	$4,035,033	$2,960,901
Housing construction and land costs	(1,147,448)	(784,427)	(3,176,643)	(2,414,059)
Housing gross profits	314,200	194,686	858,390	546,842
Add: Inventory-related charges (a)	6,701	6,888	11,222	16,939
Housing gross profits excluding inventory-related charges	320,901	201,574	869,612	563,781
Add: Amortization of previously capitalized interest (b)	37,544	30,186	109,640	93,507
Adjusted housing gross profits	$358,445	$231,760	$979,252	$657,288

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Housing gross profit margin as a percentage of housing revenues	21.5%	19.9%	21.3%	18.5%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	22.0%	20.6%	21.6%	19.0%
Adjusted housing gross profit margin as a percentage of housing revenues	24.5%	23.7%	24.3%	22.2%
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
Ratio of Net Debt to Capital. The following table reconciles our ratio of debt to capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to capital (dollars in thousands):

	August 31, 2021	November 30, 2020
Notes payable	$1,863,501	$1,747,175
Stockholders’ equity	2,841,733	2,665,769
Total capital	$4,705,234	$4,412,944
Ratio of debt to capital	39.6%	39.6%

Notes payable	$1,863,501	$1,747,175
Less: Cash and cash equivalents	(350,141)	(681,190)
Net debt	1,513,360	1,065,985
Stockholders’ equity	2,841,733	2,665,769
Total capital	$4,355,093	$3,731,754
Ratio of net debt to capital	34.7%	28.6%
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
On September 15, 2021, we redeemed the remaining $180.2 million in aggregate principal amount of the 7.00% Senior Notes due 2021 at par value pursuant to the terms of the notes. On a pro forma basis, assuming this redemption occurred during the 2021 third quarter, our ratio of debt to capital would have been 37.2% as of August 31, 2021.

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
We ended the 2021 third quarter with total liquidity of $1.14 billion, including cash and cash equivalents and $791.4 million of available capacity under the Credit Facility. Based on our financial position as of August 31, 2021, and our positive business forecast for the remainder of 2021 as discussed below under “Outlook,” we have no material concerns related to our liquidity. While the ongoing COVID-19 pandemic creates potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Our investments in land and land development increased 83% to $1.91 billion for the nine months ended August 31, 2021, compared to $1.04 billion for the prior-year period. Approximately 52% of our total investments for the nine months ended August 31, 2021 related to land acquisition, compared to approximately 46% in the year-earlier period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the nine months ended August 31, 2021 and 2020, approximately 52% and 51%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	August 31, 2021		November 30, 2020		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	22,388	$2,239,853	16,990	$1,928,500	5,398	$311,353
Southwest	12,930	878,957	12,290	688,807	640	190,150
Central	26,270	963,919	23,699	867,170	2,571	96,749
Southeast	19,376	573,146	14,059	413,005	5,317	160,141
Total	80,964	$4,655,875	67,038	$3,897,482	13,926	$758,393
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at August 31, 2021 increased from November 30, 2020, primarily due to our investments in land and land development in the nine months ended August 31, 2021 and an increase in the number of homes under construction. The number of lots in inventory as of August 31, 2021 included 11,602 lots under contract where the associated deposits were refundable at our discretion, compared to 10,254 of such lots at November 30, 2020. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 42% at August 31, 2021, compared to 40% at November 30, 2020. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.

Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	August 31, 2021	November 30, 2020
Total cash and cash equivalents	$350,141	$681,190
Credit Facility commitment	800,000	800,000
Borrowings outstanding under the Credit Facility	—	—
Letters of credit outstanding under the Credit Facility	(8,618)	(12,429)
Credit Facility availability	791,382	787,571
Total liquidity	$1,141,523	$1,468,761
The majority of our cash equivalents at August 31, 2021 and November 30, 2020 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2021	November 30, 2020	Variance
Mortgages and land contracts due to land sellers and other loans	$4,067	$4,667	$(600)
Senior notes	1,859,434	1,742,508	116,926
Total	$1,863,501	$1,747,175	$116,326
Our financial leverage, as measured by the ratio of debt to capital was 39.6% at both August 31, 2021 and November 30, 2020. Our ratio of net debt to capital (a calculation that is described above under “Non-GAAP Financial Measures”) at August 31, 2021 was 34.7%, compared to 28.6% at November 30, 2020.
On June 9, 2021, we completed the underwritten public offering of $390.0 million in aggregate principal amount of 4.00% Senior Notes due 2031 at 100% of their aggregate principal amount. Net proceeds from this offering totaled $385.2 million, after deducting the underwriting discount and our expenses relating to the offering. The 4.00% Senior Notes due 2031 will mature on June 15, 2031. On June 9, 2021, we used a portion of the net proceeds to purchase, pursuant to a tender offer that expired the previous day, $269.8 million in aggregate principal amount of our outstanding $450.0 million of 7.00% Senior Notes due 2021. We paid $274.9 million to purchase the notes and recorded a charge of $5.1 million for the early extinguishment of debt in the 2021 third quarter due to a premium paid under the tender offer and the unamortized original issue discount associated with these senior notes. On September 15, 2021, we redeemed the remaining $180.2 million in aggregate principal amount of 7.00% Senior Notes due 2021 at par value pursuant to the terms of the notes. The transactions completed in the 2021 third quarter, together with the redemption of the remaining 7.00% Senior Notes due 2021 subsequent to the end of the quarter, effectively extended the maturity of our senior notes by more than two years and reduced our weighted average borrowing rate by approximately 70 basis points. Further information regarding these transactions is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report. On a pro forma basis, assuming the $180.2 million redemption occurred during the 2021 third quarter, our ratio of debt to capital would have been 37.2% as of August 31, 2021.
LOC Facility. On August 12, 2021, we entered into an amendment to our LOC Facility that increased the limit of letters of credit we may issue from $50.0 million to $75.0 million and extended the expiration date from February 13, 2022 to February 13, 2025. We had $35.0 million and $29.7 million of letters of credit outstanding under the LOC Facility at August 31, 2021 and November 30, 2020, respectively. Further information regarding our LOC Facility is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unsecured Revolving Credit Facility. We have an $800.0 million Credit Facility that will mature on October 7, 2023. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2021, we had no cash borrowings and $8.6 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.

There have been no changes to the terms of the Credit Facility during the nine months ended August 31, 2021 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2020.
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2021:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$1.99 billion	$2.81 billion
Leverage Ratio	<	.650	.401
Interest Coverage Ratio (a)	>	1.500	6.577
Minimum liquidity (a)	>	$121.5 million	$350.1 million
Investments in joint ventures and non-guarantor subsidiaries	<	$666.2 million	$229.6 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$1.87 billion
(a)    Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of August 31, 2021, we met both the Interest Coverage Ratio and the minimum liquidity requirements.
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
As of August 31, 2021, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of certain dividends, such as cash dividends on our common stock, if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2021, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $4.1 million, secured primarily by the underlying property, which had an aggregate carrying value of $16.6 million.
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
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(180,225)	$329,211
Investing activities	(26,552)	(18,386)
Financing activities	(124,407)	(42,557)
Net increase (decrease) in cash and cash equivalents	$(331,184)	$268,268

Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash used in operating activities for the nine months ended August 31, 2021 mainly reflected a net increase in inventories of $760.4 million and a net increase in receivables of $22.5 million, partly offset by net income of $390.5 million and a net increase in accounts payable, accrued expenses and other liabilities of $102.1 million. In the nine months ended August 31, 2020, our net cash provided by operating activities primarily reflected net income of $190.2 million, a $62.8 million net decrease in receivables and a $46.6 million net decrease in inventories, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $62.4 million.
Investing Activities. In the nine months ended August 31, 2021, our uses of cash included $28.2 million for net purchases of property and equipment and $11.1 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $12.7 million return of investments in unconsolidated joint ventures. In the nine months ended August 31, 2020, the net cash used for investing activities reflected $21.2 million for net purchases of property and equipment and $6.0 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by an $8.8 million return of investments in unconsolidated joint ventures.
Financing Activities. In the nine months ended August 31, 2021, cash was used for our repayment of $269.8 million in aggregate principal amount of our 7.00% Senior Notes due 2021, stock repurchases totaling $188.2 million, dividend payments on our common stock of $41.0 million, tax payments associated with stock-based compensation awards of $8.5 million, payments of debt issuance costs of $4.8 million and payments on mortgages and land contracts due to land sellers and other loans of $.6 million. The cash used was partially offset by cash provided from our public offering of $390.0 million in aggregate principal amount of 4.00% Senior Notes due 2031 and $3.5 million of issuances of common stock under employee stock plans. In the nine months ended August 31, 2020, cash was used for dividend payments on our common stock of $24.4 million, payments on mortgages and land contracts due to land sellers and other loans of $20.3 million and tax payments associated with stock-based compensation awards of $6.2 million. The cash used was partially offset by $8.4 million of issuances of common stock under employee stock plans.
Dividends. In the three-month period ended August 31, 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. In the three-month period ended August 31, 2020, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.09 per share. Quarterly cash dividends declared and paid during the nine-month periods ended August 31, 2021 and 2020 totaled $.45 per share and $.27 per share of common stock, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
While the ongoing COVID-19 pandemic has created uncertainty as to general economic conditions for the remainder of 2021, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2021, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities, which we did in the 2021 third quarter, or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding the COVID-19 pandemic, which could materially and negatively affect our business and the housing market, our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions, as well as moderated investor and/or lender interest or capacity and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. Further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity is provided in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended November 30, 2020.
Supplemental Guarantor Financial Information
As of August 31, 2021, we had $1.87 billion in aggregate principal amount of outstanding senior notes and no borrowings outstanding under the Credit Facility. Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”). Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a

Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes and the Credit Facility.
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

	August 31, 2021	November 30, 2020
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$317,224	$644,157
Inventories	4,047,194	3,464,674
Amounts due from Non-Guarantor Subsidiaries	541,344	394,226
Total assets	5,493,577	5,102,197

Liabilities and Stockholders’ Equity
Notes payable	1,859,834	1,743,508
Amounts due to Non-Guarantor Subsidiaries	252,118	221,330
Total liabilities	2,841,970	2,589,971
Stockholders’ equity	2,651,607	2,512,226

Nine Months Ended August 31, 2021
Summarized Statement of Operations Data (in thousands)
Revenues	$3,620,746
Construction and land costs	(2,830,198)
Selling, general and administrative expenses	(380,689)
Interest income from non-guarantor subsidiary	26,156
Pretax income	431,977
Net income	358,477
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. None of our unconsolidated joint ventures had outstanding debt at August 31, 2021 or November 30, 2020.

Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, in the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at August 31, 2021, we estimate the remaining purchase price to be paid during each year ending November 30 would be as follows: 2021 – $517.2 million; 2022 – $718.2 million; 2023 – $187.0 million; 2024 – $49.5 million; 2025 – $80.9 million; and thereafter – $1.7 million.
Contractual Obligations. Due to the debt issuance and purchase described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report, our contractual obligations as of August 31, 2021 have changed materially from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended November 30, 2020. The following table sets forth our future cash requirements related to the contractual obligations of our long-term debt and interest as of August 31, 2021 (in millions):

	Payments due by Period
	Total	Fiscal Year 2021	Fiscal Years 2022-2023	Fiscal Years 2024-2025	Thereafter
Contractual obligations:
Long-term debt	$1,874.2	$1.1	$882.4	$.7	$990.0
Interest	498.2	55.1	167.6	101.2	174.3
Total	$2,372.4	$56.2	$1,050.0	$101.9	$1,164.3

There have been no other significant changes in our contractual obligations from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2020.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2021 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2020.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
We believe long-term housing market fundamentals supporting demand remain positive. Most notably, demographic trends are favorable especially with respect to first-time homebuyers, largely comprised of the approximately 140 million members of the millennial and Generation Z cohorts in their prime homebuying years. First-time buyers accounted for 61% of our homes delivered in the three months ended August 31, 2021.
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

For the remainder of 2021, we plan to continue to execute on our customer-centric, personalized approach to homebuilding, which we believe contributed to our robust year-over-year net orders in the first three quarters of 2021, and expand our community count to support future growth. In addition, we expect to continue to focus on aligning our housing starts with our net orders, and working to stabilize our construction cycle times, in order to deliver our homes in backlog and meet our expected delivery volumes for the year. We expect our increased investments in land and land development in recent quarters and more than 200 planned new community openings over the next five quarters will lead to sequential increases in our ending community count for the 2021 fourth quarter and each quarter of 2022. Our present outlook for the 2021 fourth quarter, the 2021 full year and the 2022 full year is as follows:
2021 Fourth Quarter
•We expect to generate housing revenues in the range of $1.65 billion to $1.75 billion, compared to $1.19 billion in the year-earlier quarter, and anticipate our average selling price to be approximately $450,000, representing a year-over-year increase of 9%.
•We expect our housing operating income as a percentage of revenues, assuming no inventory-related charges, to be approximately 11.8%, compared to 10.7% for the prior-year quarter.
◦We expect our housing gross profit margin to be in the range of 21.6% to 22.0%, assuming no inventory-related charges.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 10.0%, an improvement from 10.3% for the 2020 fourth quarter.
•We expect an effective tax rate of approximately 24%.
•We estimate a weighted average share count of 91 million shares for calculating diluted earnings per share.
•We expect our ending community count will be up slightly from the third quarter, resulting in a high single-digit decrease in our fourth quarter average community count compared to the year-earlier quarter.
2021 Full Year
•We expect our housing revenues to be about $5.74 billion, compared to $4.15 billion in 2020, and anticipate our average selling price will be roughly $422,600, compared to $388,900 in 2020.
•We expect our homebuilding operating income as a percentage of revenues, assuming no inventory-related charges, will be approximately 11.5%, compared to 8.4% for 2020, which excluded severance charges of $6.7 million associated with pandemic-related workforce reductions.
◦We expect our housing gross profit margin to be around 21.6%, assuming no inventory-related charges, versus 19.6% for 2020.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 10.1%, compared to 11.2%, excluding severance charges, in the prior year.
•We expect an effective tax rate of approximately 19%.
•We expect our return on equity will be approximately 20%, an improvement of more than 800 basis points compared to 11.8% for 2020.
•We estimate a weighted average share count of 93.5 million shares for calculating diluted earnings per share.
2022 Full Year
•We expect our housing revenues to be over $7.00 billion.
•We expect our year-end community count will be up about 20% and the average count will be around 10% higher, both as compared to 2021.
We believe we are well positioned to achieve our targets for the 2021 fourth quarter, the 2021 full year and the 2022 full year due to, among other things, our strong backlog, planned new community openings, investments in land and land development, and current positive economic and demographic trends, to varying degrees in many of our served markets. However, our industry continues to experience labor and supply constraints and rising and volatile raw material prices and availability, particularly related to building materials and appliances, as well as delays with respect to state and municipal construction permitting, inspections and utilities. Demand for our products could also be substantially diminished if the public health effort to contain the virulence and spread of COVID-19 continues for a prolonged period during the rest of the year or if there is a material rise in inflation. If these issues worsen in the remainder of 2021 or in 2022, our business and our ability to generate positive growth could be negatively impacted.
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
•material and trade costs and availability, including building materials and appliances;
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
The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of August 31, 2021 (dollars in thousands):

	As of August 31, 2021 and for the Years Ending November 30,							Fair Value at August 31, 2021
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt
Fixed Rate	$—	$530,171	$350,000	$—	$—	$990,000	$1,870,171	$2,024,346
Weighted Average Effective Interest Rate	—%	7.5%	7.5%	—%	—%	5.3%	6.3%

For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2020.

Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2021.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.OTHER INFORMATION
Item 1.Legal Proceedings
For a discussion of our legal proceedings, see Note 18 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
June 1-30	—	$—	—	2,193,947
July 1-31	3,774,900	39.93	3,774,900	1,225,100
August 1-31	893,700	41.88	893,700	331,400
Total	4,668,600	$40.31	4,668,600

As of November 30, 2020, we had 2,193,947 shares authorized for repurchase under a share repurchase program approved by our board of directors in 2018. On July 8, 2021, our board of directors authorized us to repurchase up to 5,000,000 shares of our outstanding common stock. This authorization reaffirmed and incorporated the then-current balance of 2,193,947 shares that remained under the prior authorization. In the 2021 third quarter, we purchased 4,668,600 shares of our common stock pursuant to this authorization at a total cost of $188.2 million. As of August 31, 2021, we had 331,400 shares authorized for repurchase.
Item 6.Exhibits

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

KB HOME Registrant

Dated	October 8, 2021	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 8, 2021	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)