Form 10-K
period 2021-11-30
KB HOME
filed 2022-01-21
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on May 31, 2021 was $4,627,090,889, including 6,705,247 shares held by the registrant’s grantor stock ownership trust and excluding 1,303,141 shares held in treasury.
There were 88,220,848 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2021. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2021

PART I

Item 1.BUSINESS
General
KB Home is one of the largest and most recognized homebuilding companies in the U.S. We have been building homes for 65 years, with over 655,000 homes delivered since our founding in 1957. We build a variety of new homes designed primarily for first-time and first move-up, as well as second move-up and active adult homebuyers, including attached and detached single-family residential homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. Our homebuilding operations represent the majority of our business, accounting for 99.7% of our total revenues in 2021. Our financial services operations, which accounted for the remaining .3% of our total revenues in 2021, offer various insurance products to our homebuyers in the markets where we build homes and provide title services in certain of those markets. Our financial services operations also provide mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), which is an unconsolidated joint venture between us and a third party.
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
The following charts present homebuilding revenues, homes delivered, net income and diluted earnings per share for the years ended November 30, 2017, 2019 and 2021, and book value per share as of November 30, 2017, 2019 and 2021:

Homebuilding Revenues
($ in millions)
Homes Delivered
$6,000
$5,600
$5,200
$4,800
$4,400
$4,000
$3,600
$3,200
$4,356.3
$4,537.7
$5,705.0
10,909
11,871
13,472
2017
2019
2021

Net Income
($ in millions)
$600
$500
$400
$300
$200
$100
$180.6
$268.8
$564.7
2017
2019
2021

Diluted Earnings Per Share

$6.00
$5.25
$4.50
$3.75
$3.00
$2.25
$1.50
$1.85
$2.85
$6.01
2017
2019
2021

Book Value Per Share
$35.00
$32.50
$30.00
$27.50
$25.00
$22.50
$20.00
$22.13
$26.60
$34.23
2017
2019
2021

Markets
Reflecting the geographic reach of our homebuilding business, we have ongoing operations in the nine states and 47 major markets presented below. We also operate in various submarkets within these major markets. We may refer to these markets and submarkets collectively as our “served markets.” For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

Segment	States	Major Market(s)

West Coast	California	Contra Costa County, Fresno, Hollister, Los Angeles, Madera, Modesto, Oakland, Orange County, Riverside, Roseville, Sacramento, Salinas, San Bernardino, San Diego, San Francisco, San Jose, Santa Rosa-Petaluma, Stockton, Vallejo, Ventura and Yuba City
	Idaho	Boise
	Washington	Olympia and Seattle
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas
Central	Colorado	Denver, Erie, Firestone and Loveland
	Texas	Austin, Dallas, Fort Worth, Houston and San Antonio
Southeast	Florida	Fort Myers, Jacksonville, Lakeland, Melbourne, Orlando, Palm Coast, Sarasota and Tampa
	North Carolina	Charlotte, Durham-Chapel Hill and Raleigh
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
•Land. We seek to manage our working capital and reduce our operating risks by primarily acquiring entitled land parcels within attractive submarkets identified by our market research. We typically focus on metropolitan areas with favorable long-term economic and population growth prospects that we believe have the potential to sustain a minimum of 800 homes delivered per year, and target land parcels that meet our investment return standards. Identified consumer preferences and home sales activity largely direct where our land acquisition teams search for available land. We focus on investments that provide a one- to two-year supply of land or lots per product line, per community, and individual assets that are generally between 50 to 200 lots in size. Though we evaluate new markets to enter, our primary focus is on our existing geographic footprint. We leverage the relationships we have with land owners, developers and brokers to find and acquire land parcels, and use our experience in working with municipalities to efficiently obtain development approvals.
•Products. We offer our customers a variety of homes with a standardized set of base functions and features generally priced to be affordable for those with household incomes within a range of the local area’s median level. With our Built-to-Order approach, our customers have the opportunity to select their lot location within a community, floor plan, elevation and structural options, and to personalize their homes beyond our base offerings with numerous interior design options and upgrades in our KB Home Design Studios. Our design studios, generally centrally located within our served markets, are a key component of our Built-to-Order process, with the mix of design options and upgrades we offer at each studio primarily based on the preferences identified by our market survey and purchase frequency data, as discussed further below under “Customer Obsession.” We utilize a centralized internal architectural group that designs homes to meet or exceed customers’ price-to-value expectations while being as efficient as possible to construct. To enhance the simplicity and efficiency of our products and processes, our architectural group has developed a core series of high-frequency, flexible floor plans and elevations that we can offer across many of our served markets. Our standardized plans allow us to more effectively shift with local demand and particular site attributes, such as the size and location of developable lots, enabling us to better understand in advance the cost to build our products and to compare and implement best land development and home construction practices across divisions and communities. We also incorporate energy-efficient features into our product designs to help lower our homebuyers’ total cost of homeownership and reduce our homes’ impact on the environment, as discussed below under “Environmental, Social and Governance.”
•Operations. In addition to differentiating us from other high-production homebuilders, our Built-to-Order process helps drive low cost production. We generally commence construction of a home only after we have a signed purchase contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home, and seek to build a backlog of sold homes. In order to help moderate construction-related cost inflation, we typically enter into fixed-price contracts with our larger trade partners and building material suppliers for specified periods of time. By maintaining a substantial backlog, along with centralized scheduling and standardized reporting processes, we have established a disciplined and scalable operational platform that helps us sustain an even-flow production of pre-sold homes. This reduces our inventory risk, promotes construction efficiencies, enhances our relationships with independent contractors and other business partners, and provides us with greater visibility and predictability on future deliveries as we grow.
There may be market-driven circumstances where we believe it is necessary or appropriate to temporarily deviate from certain of the above principles. These deviations may include starting construction on a small number of homes in a community before corresponding purchase contracts are signed with homebuyers to more quickly meet customer delivery expectations and generate revenues; or acquiring land parcels in peripheral neighborhoods of a core metropolitan area that otherwise fit our growth strategy and meet our investment return standards. Throughout 2021, we experienced significant supply chain disruptions and construction services shortages that, in conjunction with high customer demand, impacted our operations in many markets by, among other things, impairing our even-flow home production process; causing appreciable delays in opening new communities and delivering homes; and prompting us to narrow the design options and upgrades offered in our design studios and provide substitutes for unexpectedly unavailable items, in some cases on an interim basis. Other circumstances could arise in the future that may lead us to make specific short-term shifts from our KB Edge principles.

Asset Efficiency. In implementing our KB Edge business strategy, a key tenet of our approach is to enhance asset efficiency. We do this by calibrating home sales rates and selling prices at each of our communities to improve profitability; focusing on controlling direct construction costs within our communities; increasing inventory turns to the extent practical; balancing pace, price and construction starts at each community; structuring land acquisitions to minimize upfront costs where possible, as discussed below under “Community Development and Land Inventory Management”; and deploying excess cash flow from operations to help fuel additional revenue growth or reduce debt, among other steps. Raising our asset efficiency also supports utilization of our valuable deferred tax assets, allowing us to realize substantial tax cash savings that can be productively deployed in our business or to enhance our capital structure.
Customer Obsession. Based on more than 60 years of experience, we believe the best homes start with the people who live in them. Our customer-centric approach comes from a deep-rooted operational philosophy and company culture motivated by a paramount objective: to be the most customer-obsessed homebuilder in the world. Driven by this ambitious guidepost, our team seeks to provide a compelling, simple and personalized homebuying process distinguished by phenomenal customer service. We want our customers to know they have a real partner when buying a home with us, and to feel that once their home is built, they can see themselves in their new home. Our team members, supported through our training and development programs, are encouraged to make decisions intended to produce the best results for our customers and our organization. Our customer obsession mindset is built around the following key principles:
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
We believe our approach differentiates us in the homebuilding industry and, along with our company culture that sustains it, enhances customer satisfaction. We are proud of the high levels of satisfaction our homebuyers have reported to us and on outside surveys. In 2021, we achieved the top rank for customer satisfaction among homebuilders in third-party surveys, which we believe reflects the effective dedication we have to our homebuyers.
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
•Offering Innovative Designs. We believe we offer homebuyers product designs that distinctively blend consumer-preferred elements, such as open floor plans, flexible living spaces and extra storage, as discussed above under “Customer Obsession;” quality construction standards; and superior energy efficiency, compared to other new homes and resale homes with which we compete.
•A Personalized Home. We give our homebuyers considerable ability to personalize their new home from floor plans to design features to where they live in the community. At our KB Home Design Studios, our homebuyers are able to get both advice and the opportunity to select from a broad range of included features, design upgrades and options that will help personalize their home.
•Affordable Today and a Lower Cost of Homeownership Tomorrow. We offer our customers a variety of homes with a standardized set of base functions and features generally priced to be affordable for those with household incomes within a range of the local area’s median level. Our ENERGY STAR® certified homes can provide long-term significant savings on utility bills compared to typical resale homes and to competitive new homes that are not ENERGY STAR certified.
•A Partner Every Step of the Way. Our dedicated team of sales counselors, design studio consultants, construction superintendents and customer service representatives, as well as KBHS loan officers, work closely with our homebuyers throughout the homebuying process.
We typically sell our homes through commissioned sales associate employees from sales offices located in or adjacent to furnished model homes in each community. We also use electronic sales capabilities, which we have progressively enhanced since 2020, as the outbreak of the 2019 coronavirus disease (“COVID-19”) pandemic and the related responses by public health and governmental authorities to contain and combat its outbreak and spread (“COVID-19 control responses”) accelerated our use of technology to give our customers a variety of convenient ways to shop for and purchase a new KB home, including, among other things:
•Offering virtual home tours for prospective homebuyers;
•Providing access to interactive floor plans available at their desired community;
•Enabling live chats with sales counselors;
•Conducting virtual appointments and tours of the design studios with our studio professionals;
•Having KBHS pre-qualify our homebuyers for mortgages, and utilizing online tools and/or contactless methods to serve homebuyers where possible;
•Organizing virtual events with the broker community to introduce new communities;
•Presenting homebuyers with the ability to virtually see and walk through their home at various points during its construction and prior to closing; and
•Arranging virtual or drive-through closings, where permitted.
In addition, as part of our commitment to sustainability, which is discussed further below under “Environmental, Social and Governance,” and providing our customers a simple path to homeownership, we continue to work towards the goal of paperless homebuying. Over the past few years, we have eliminated a significant amount of paper from our home purchase contract by reducing the number of forms required to complete the process and digitizing as many of the remaining forms as possible. We plan to make additional investments in our digital sales and marketing tools in 2022.
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

Homebuyer Profile. We focus on offering a variety of homes with a standardized set of base functions and features that are generally priced to be affordable for those with household incomes within a range of the local area’s median level in order to position our products to be attainable for the largest demand segments of the relevant submarket. Our product portfolio for customers ranges from smaller, higher density homes, with average selling prices typically suited for first-time homebuyers, to larger homes in premium locations with additional amenities and higher average selling prices that generally attract a first or second move-up homebuyer. We also offer a variety of single-story floorplans that typically appeal to an active adult homebuyer age 55 and over, as well as multi-story floorplans that attract a wide range of homebuyers. For more than a decade, first-time and first move-up homebuyers have accounted for an average of over 75% of our annual deliveries ; in 2021, these homebuyers accounted for 81% of our deliveries, as shown in the following chart:

2021 Buyer Profile
62%
11%
8%
19%
First-time
First move-up
Second move-up
Active adult

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
Our corporate management and support personnel develop and oversee the implementation of company-wide strategic initiatives, our overall operational policies and internal control standards, and perform various centralized functions, including architecture; purchasing and national contracts; treasury and cash management; land acquisition approval; risk and litigation management; accounting and financial reporting; internal audit and compliance activities; information technology (“IT”) systems; marketing; and investor and media relations.
Community Development and Land Inventory Management
Developable land for the production of homes is a core resource for our business. Based on our current strategic plans, we seek to own or control land sufficient to meet our forecasted production goals for the next four to six years. In 2022, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment return standards. However, we may periodically sell certain land interests or monetize land previously held for future development.
Our community development process generally consists of four phases: land acquisition, land development into finished lots for a community (if necessary), home construction and delivery of completed homes to homebuyers. Historically, our community development process has typically ranged from 12 to 24 months in our West Coast homebuilding reporting segment, with a somewhat shorter duration in our other homebuilding reporting segments. The development process in our West Coast homebuilding reporting segment is typically longer than in our other segments due to the municipal and regulatory requirements that are generally more stringent in California. Our community development process varies based on, among other things, the extent and speed of required government approvals and utility service activations, the overall size of a particular community, the scope of necessary site preparation activities, the type of product(s) that will be offered, weather conditions, time of year, promotional marketing results, the availability of construction resources, consumer demand, local and general economic and housing market conditions, and other factors. In 2021, as noted above under “Business Strategy,” we experienced extended community development timelines due to nationwide supply chain disruptions that created shortages of certain construction materials and other products; construction services availability constraints; and delays with respect to state and municipal construction permitting, inspections and utilities, and we believe these challenging conditions will generally persist into 2022 and potentially throughout the year, as discussed below under “Outlook.”
Although they vary significantly in size and complexity, our single-family residential home communities typically consist of 50 to 200 lots per product line, with lots ranging in size from 1,700 to 11,000 square feet. In our communities, we typically offer three to 15 home design choices. We also generally build one to three model homes at each community so that prospective homebuyers can preview the various products available. Depending on the community, we may offer premium lots containing more square footage, better views and/or location benefits. Some of our communities consist of multiple-story structures that encompass several attached condominium-style units.
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
As part of the decision-making process for approving a land purchase, we review extensive information about a proposed project, including past use; assessment of environmentally-sensitive areas and areas that may be suitable for parks, trails, and open space preservation areas; assessment of site development required, including any work needed to comply with storm water regulations; distance to major employment and retail centers; and site design and product (home designs and specifications) plans that are consistent with our commitment to building 100% ENERGY STAR homes using 100% WaterSense® labeled fixtures, as discussed below under “Environmental, Social and Governance.”
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
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2021 and 2020:

	Homes Under Construction		Land Under Development		Land Under Option (a)		Total Land Owned or Under Option
	2021	2020	2021	2020	2021	2020	2021	2020
West Coast	2,838	2,128	10,617	8,467	10,084	6,395	23,539	16,990
Southwest	1,895	1,265	7,207	6,975	3,237	4,050	12,339	12,290
Central	3,194	2,363	13,082	11,947	12,685	9,389	28,961	23,699
Southeast	1,718	976	7,974	5,926	12,237	7,157	21,929	14,059
Total	9,645	6,732	38,880	33,315	38,243	26,991	86,768	67,038
(a)Land under option as of November 30, 2021 and 2020 includes 12,434 and 10,254 lots, respectively, under land option contracts or other similar contracts where the associated deposits were refundable at our discretion.

The following charts present the percentage of inventory lots we owned or controlled under land option contracts or other similar contracts by homebuilding reporting segment and the percentage of total lots we owned and had under option as of November 30, 2021:
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
We, or outside general contractors we may engage, contract with a variety of independent contractors, who are typically locally based, to perform all land development and home construction work through these independent contractors’ own employees or subcontractors. We do not self-perform any land development or home construction work. These independent contractors also supply some of the building materials required for such production activities. Our contracts with these independent contractors require that they comply with all laws applicable to their work, including wage and safety laws, meet performance standards, follow local building codes and permits, and abide by our Ethics Policy referenced under Item 10 – Directors, Executive Officers and Corporate Governance in this report.
Raw Materials. Outside of land, the principal raw materials used in our production process are concrete and forest products. Other primary materials used in home construction include drywall, and plumbing and electrical items. We source all of our building materials from third parties, and seek out products that provide independent sustainability assessments. In addition, our lumber suppliers generally certify that their wood was not sourced from endangered forests or is certified by recognized programs. We attempt to enhance the efficiency of our operations by using, where practical, standardized materials that are commercially available on competitive terms from a variety of outside sources. In addition, we have national and regional purchasing programs for certain building materials, appliances, fixtures and other items that allow us to benefit from large-quantity purchase discounts and, where available, participate in outside manufacturer or supplier rebate programs. When possible, we arrange for bulk purchases of these products at favorable prices from such manufacturers and suppliers.
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

The following charts present our ending backlog (number of homes and value) by homebuilding reporting segment as of November 30, 2020 and 2021:

Ending Backlog - Homes
West Coast
Southwest
Central
Southeast
10,500
9,000
7,500
6,000
4,500
3,000
1,500
0
7,810
1,228
3,037
1,521
2,024
10,544
1,998
3,911
2,194
2,441
2020
2021

Ending Backlog - Value
($ in millions)

$5,000
$4,000
$3,000
$2,000
$1,000
$0
$2,962.4
$353.3
$932.8
$523.7
$1,152.6
$4,951.7
$727.6
$1,548.6
$910.6
$1,764.9
2020
2021

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
In markets experiencing extensive construction activity, including areas recovering from earthquakes, wildfires, hurricanes, flooding or other natural disasters, there can be craft and skilled trade shortages that limit independent contractors’ ability to supply construction services to us, which in turn tends to drive up our costs and/or extend our production schedules. Elevated construction activity, and reallocations of staff for public safety priorities after natural disasters or otherwise, has also contributed to measurable increases in the amount of time needed to obtain governmental approvals or utility service activations and, combined with tariffs imposed or increased by the U.S. and other governments, the cost of certain raw building materials, such as steel, Canadian lumber, drywall and concrete, or finished products. Since 2020, we have experienced intensifying building material cost pressures, particularly for lumber, and production capacity issues with some of our main product suppliers, reflecting sustained high levels of homebuilding and renovation activity combined with supply chain disruptions stemming from international and domestic COVID-19 control responses and economy-wide labor shortages in the U.S. In addition, since 2013, we have seen higher prices for desirable land amid heightened competition with homebuilders and other developers and investors (both domestic and international), particularly in the land-constrained areas where we operate. We expect these upward cost trends to continue in 2022, if and as housing market activity grows and there is greater competition for these resources across a disrupted global supply chain.
Seasonality. Our performance is affected by seasonal demand trends for housing. Traditionally, there has been more consumer demand for home purchases and we tend to generate more net orders in the spring and early summer months

(corresponding to most of our second quarter and part of our third quarter) than at other times of the year. This “selling season” demand results in our typically delivering more homes and generating higher revenues from late summer through the fall months (corresponding to part of our third quarter and all of our fourth quarter). However, as illustrated in the table below, the outbreak of COVID-19 and the related COVID-19 control responses beginning in mid-March 2020 disrupted our usual seasonal patterns in 2020, with our 2020 second quarter net order activity measurably constrained followed by a significant rebound in our 2020 third and fourth quarters, resulting in a higher percentage of net orders in those quarters, compared to corresponding quarters in previous years. The seasonal pattern of our homes delivered and housing revenues in 2021 was slightly more in line with typical historical trends. However, we can provide no assurance whether or to what extent typical seasonal performance trends will return in 2022, or at all.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Orders
2021	26%	27%	25%	22%
2020	26%	13%	32%	29%
2019	21%	32%	26%	21%

Homes Delivered
2021	21%	26%	26%	27%
2020	26%	23%	24%	27%
2019	18%	23%	26%	33%

Housing Revenues
2021	20%	25%	26%	29%
2020	26%	22%	23%	29%
2019	18%	23%	25%	34%

Delivery Mix and Other Factors. In addition to the overall volume of homes we sell and deliver, our results in a given period are significantly affected by the geographic mix of markets and submarkets in which we operate; the number and characteristics of the communities we have open for sales in those markets and submarkets; and the products we sell from those communities during the period. While there are some similarities, there are differences within and between our served markets in terms of the number, size and nature of the communities we operate and the products we offer to consumers. These differences reflect, among other things, local homebuyer preferences; household demographics (e.g., large families or working professionals; income levels); geographic context (e.g., urban or suburban; availability of reasonably priced finished lots; development constraints; residential density); and the shifts that can occur in these factors over time. These factors in each of our served markets will affect the costs we incur and the time it takes to locate, acquire rights to and develop land, open communities for sales, and market and build homes; the size of our homes; our selling prices (including the contribution from homebuyers’ purchases of design options and upgrades); the pace at which we sell and deliver homes; the rate at which communities are sold out; and our housing gross profits and housing gross profit margins. Therefore, our results in any given period will fluctuate compared to other periods based on the proportion of homes delivered from areas with higher or lower selling prices and on the corresponding land and overhead costs incurred to generate those deliveries, as well as from our overall community count.
Human Capital Resources
At November 30, 2021 and 2020, we had approximately 2,244 and 1,752 full-time employees, respectively. None of our employees are represented by a collective bargaining agreement. For fiscal 2021, our turnover rate was 16%, made up of 15% voluntary turnover and 1% involuntary turnover.
Our Culture. In order to achieve our strategic goals, it is essential for us to attract, promote and retain qualified personnel, particularly the local division leaders who manage our businesses in our served markets and partner with all constituents. Therefore, we strive to create an engaging internal environment that offers our employees satisfying work, with meaningful opportunities for career growth and development, and rewarding short- and long-term compensation programs that are aligned with achieving our business goals. In addition, we offer our employees benefit programs, which include medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, and tuition reimbursement, along with an array of voluntary benefits designed to meet individual needs. We engage nationally recognized outside compensation and benefits consulting firms to objectively evaluate our programs and benchmark them against peers and other similarly sized organizations. We believe our position as an industry leader in sustainability also supports our ability to both attract and retain high-caliber talent.
Our top division and regional leaders average more than 11 years of tenure with us, and the local leaders responsible for land acquisition, entitlement, and development average over nine years with us. In addition, our named executive officers who are responsible for setting our overall strategy average 19 years of tenure with us and more than two decades in the homebuilding industry. Our leadership team’s long service history provides consistency in managing our business and helps reinforce and sustain our company culture through all levels of the organization.
Diversity. We are committed to supporting a work culture that treats all employees fairly and with respect, promotes inclusivity, provides equal opportunities for the professional growth of the diverse individuals who join us, and advancement based on merit. At November 30, 2021, based on information available to us, females made up approximately 40% of our workforce and 32% of our managerial employees, with ethnic and racial minorities making up approximately 35% of our workforce and 21% of our managerial employees. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.
Learning and Development. To help advance our employees’ personal growth and drive consistent execution of our business strategy, including our customer obsession philosophy, we provide training opportunities that align with team members’ responsibilities over the arc of their careers with us. We support a dedicated Internet-based learning platform with a broad portfolio of written, audio-visual and interactive enterprise-wide and discipline-specific policy and training materials. This platform includes a library of more than 300 self-directed courses and virtual, instructor-led programs for employees at all levels of our organization. New employee orientations, functional role training, and our required annual ethics training and certification, are provided on this platform. During 2021, our team members completed more than 26,000 courses in total, an average of approximately 12 courses per employee. Managers and supervisors are provided training to help their direct reports progress in their professional development.
To recognize and promote outstanding employees, we conduct a comprehensive talent and succession planning review process on an annual basis, focused on identifying top-performing, high-potential, and diverse team members for advancement to key field and corporate leadership roles. This review process is overseen by the management development and compensation committee of our board of directors, which also guides updates and refinements to our human capital investment and development strategies.
Employee Safety. We strive to provide a safe working environment for our employees, as well as our trade partners, as discussed below under “Social Practices.” In addition to the benefits programs described above, we offer a wellness program designed to support our team members’ general health. To help our team members mitigate stressors arising from the outbreak of the COVID-19 pandemic and the related COVID-19 control responses, we expanded our wellness program offerings and made them available online so that every employee had access to them. Monthly interactive webinars address topics such as holistic health, including nutrition, and preventive care. We have continued to enhance our wellness program throughout 2021, and see it as a positive way to create and strengthen internal connections with and among our employees.
During 2020, we implemented various steps to address the safety and health of our workforce due to the COVID-19 pandemic. Some examples include the following: temporarily closed our offices and established new safety protocols and procedures; maintained regular communication regarding the impacts of the pandemic on our team members and operations; developed and refined a playbook to guide the safe return to offices, communities, and work sites; provided paid time off for those directly impacted by COVID-19 and instructed those who are infected to stay home; offered additional paid time off for employees to receive their COVID-19 vaccines and recover from resulting side effects; increased cleaning protocols across all locations; established physical distancing procedures, modifying workspaces, and providing personal protective equipment and cleaning supplies for employees who need to be onsite; and invested in our IT systems to support a working environment that encompasses a mix of remote and in-person arrangements. We continued, and in some instances, expanded these efforts throughout 2021 to help enhance our employees’ well-being and productivity.
Environmental, Social and Governance (“ESG”)
For nearly 15 years, we have made a dedicated effort to become a leading national company in sustainability, which encompasses our ESG practices. We believe our longstanding, industry-leading sustainability initiatives provide tangible benefits for our customers, our operations and the environment, and distinctly differentiate us from other builders of new homes and from resale homes. In addition to our internal executive team, we monitor evolving trends and gather input and guidance for our initiatives through a panel of external advisors that we call our National Advisory Board, which we established in 2009 solely for these purposes. These advisors, who have a broad and diverse set of personal and professional perspectives, experiences and expertise, help us shape our sustainability priorities and reporting, as well as our approach to stakeholder engagement.
Environmental Practices. We are committed to building energy-efficient homes and have progressively expanded our sustainability program and use of technological advancements to make renewable solar energy, water efficiency, waste reduction and indoor environments that support personal wellness available to our buyers. As most of the energy consumed during a home’s multi-decade life occurs after we deliver the home to our customers, we have made energy efficiency central to our efforts to help reduce carbon and other greenhouse gas (“GHG”) emissions, and see enhancing the conservation of natural resources in a home’s day-to-day use as a key part of our business strategy.
ENERGY STAR Commitment. The cornerstone of our energy-efficiency initiatives is building 100% ENERGY STAR certified new homes, a standard to which we committed in 2008. ENERGY STAR is a voluntary U.S. Environmental Protection Agency (“EPA”) and Department of Energy program that seeks to help consumers, businesses and industry save money and protect the environment through the adoption of energy-efficient products and practices. We were the first national homebuilder to make every new home we build ENERGY STAR certified, and have built over 160,000 high-performance ENERGY STAR certified new homes since 2000, more than any other builder in the nation. By comparison, the EPA estimates only about 10% of all new homes in the U.S. were ENERGY STAR certified in the past three years. According to the EPA, ENERGY STAR certified new homes achieve a 20% energy efficiency improvement on average compared to new homes built to local code, and even more compared to resale homes. Each certified home is estimated by the EPA to reduce GHG emissions by approximately 3,287 pounds (1.5 metric tons) per year compared to a typical home. Based on our energy use analysis, our homes currently save our homeowners an estimated average of $1,300 annually on utility bills compared to typical resale homes. Our commitment to building ENERGY STAR certified homes has also enabled us to earn significant federal energy tax credits.
GHG Emission Reductions. We have a goal to reduce the estimated GHG emissions (metric tons per year) of our average home built in 2025 by 0.5 metric tons per year, or 8%, from the estimated 6 metric tons per year average for a KB home built in 2020. Our benchmark for measuring the achievement of this goal is the Home Energy Rating System (HERS®) Index, as each HERS Index score point reduction equates to a 1% improvement in energy efficiency relative to a standard new home and potentially reduces GHG emissions by an average of 0.1 metric tons (as calculated based on the states in which we operate). Therefore, we expect to attain our GHG emissions reduction goal if we reduce our national average HERS Index score by five points, from 50 in 2020 to a target of 45 for 2025. For comparison, a typical resale home today has a HERS Index score of 130.
Solar. We built our first solar home in 2005 and introduced our first all solar community in 2011. We have delivered more than 14,000 homes with solar-paneled power systems, producing an estimated total of 557 million kilowatt hours of electrical power. In recent years, we have added higher efficiency solar panels that generate more power using the same roof space. In 2020, we were the first national homebuilder to offer a complete roof-integrated solar-paneled system. In 2021, we built over 3,000 solar homes in California, representing nearly 80% of our homes built in the state that year. As of November 30, 2021, approximately 72% of our model homes and sales offices in California were powered by solar energy.
Indoor Environments. In recent years, we have expanded our sustainability portfolio to include enhancing our homes’ indoor environment with high-performance ventilation systems and low- or zero-VOC products. In 2020, we announced a partnership with Well Living Lab, a collaboration between Delos Living LLC, a wellness real estate and technology company, and the Mayo Clinic, an academic medical center. The Well Living Lab focuses exclusively on researching how indoor environments can improve human health and well-being. Under this partnership, in 2021, we built a concept home in Phoenix, Arizona to demonstrate how advancements in design and construction materials as well as wellness intelligence ecosystems and biometric smart devices can make a significant potential contribution to the overall health of the home’s residents. Separately, beginning in mid-2021, we included MERV-13 rated air filters, one of the highest rated residential air filters on the market, as standard at all of our new communities. These filters are designed to remove dust, pollen, mold and certain bacteria and viruses for better air quality compared to lower-rated air filters, and exceed current ENERGY STAR requirements.
Consumer Awareness. To assist customers in understanding the energy-efficiency benefits of our homes, we include a KB Home Energy Savings Comparison™, or ESC, with each home that provides an estimate of its monthly energy costs and monthly savings compared to a typical resale home. We also engage in campaigns and other educational efforts, sometimes together with other companies, organizations and groups, to increase consumer awareness of the importance and impact of sustainability in selecting a home and the products within a home. We intend to continue to research, evaluate and utilize new or improved products and construction and business practices consistent with our sustainability commitment, and believe our initiatives in this area can help put us in a better position, compared to resale homes and homebuilders with less-developed programs, to comply with evolving regulations directed at addressing climate change and similar environmental concerns, and to meet growing consumer demand for resource-efficient products, as discussed below under Item 1A – Risk Factors in this report.

Water Conservation. As a homebuilder operating in some of the most water-challenged regions of the country, we also prioritize water conservation. We provide water-saving features in our homes that reduce our homeowners’ bills and may help to mitigate strain on local communities’ water resources. As water availability is an important consideration for local governments in approving new-home developments, we believe our leadership in this area has positioned us to effectively address water-related development concerns and help preserve this critical resource.
We were the first national homebuilder to join the EPA’s WaterSense program, which is a voluntary partnership program that is both a label for water-efficient products and a resource for helping conserve water. According to the EPA, WaterSense labeled products use at least 20% percent less water compared to products that are not labeled. To date, we have built over 18,000 WaterSense and Water Smart homes, more than any other homebuilder, and installed over 900,000 WaterSense labeled fixtures, collectively helping to save an estimated 1.6 billion gallons of water per year. We were the first national homebuilder to implement the new WaterSense Labeled Homes Program, Version 2, which was released in February 2021 and requires homes to be at least 30% more water efficient than a typical new home.
Awards and Recognition. We have been recognized with major national awards for our leading sustainability practices, including:
•2021 ENERGY STAR Partner of the Year – Sustained Excellence Award – Our 11th consecutive award for demonstrating leadership in energy-efficient construction;
•2021 ENERGY STAR Certified Homes Market Leader Awards – A record 25 awards in all, one in each of our primary markets nationwide, recognizing excellence in energy-efficient home building;
•2021 WaterSense Sustained Excellence Award – The seventh consecutive year we have received this award for our achievements in constructing water-efficient homes;
•Newsweek 2021 and 2022 lists of America’s Most Responsible Companies – We were the only national homebuilder to receive this distinction each year for the past two years for demonstrating leading ESG practices, specifically, our industry-leading environmental initiatives, dedication to social responsibility and strong corporate governance standards.
Our annual sustainability reports, which we have published on our website since 2008, contain more information about our programs, goals, and achievements.
Social Practices. As discussed above under “Human Capital Resources,” we maintain a human capital strategy that supports a diverse and inclusive workforce with equal opportunity and programs for training and career advancement, strong benefits, incentives, and health, safety and wellness initiatives. We have published a Human Rights Statement that outlines our commitment to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity, provides equal opportunities for the professional growth of the diverse individuals who join us, and advancement based on merit. We earned a place on Forbes’ 2021 list of America’s Best Midsize Employers, the only national homebuilder to receive this distinction. In 2021, we were also the only national homebuilder named to The Wall Street Journal’s “Management Top 250” list, which identifies the most effectively managed U.S. companies, as developed by the Drucker Institute. Management Top 250 measures corporate effectiveness by examining performance in the areas of customer satisfaction, employee engagement and development, innovation, social responsibility and financial strength.
Safety is a priority for our employees, our homebuyers and our independent contractors. To get a sense of our independent contractors’ compliance with their safety obligations, we track nearly 50 checkpoints across key aspects of jobsite safety, including safety documentation, personal protective equipment, scaffolding and ladders, fall protection, trenching and excavation, hazard assessment protocol, first aid and emergency plan, electrical safety and material safety.
Our commitment to our communities is not solely about the homes we build. Our KB Cares philanthropic program helps to build strong social ties through efforts ranging from assisting people in challenging circumstances to educating the next generation. We have partnered with local nonprofits and community organizations to contribute to the long-term social fabric of the areas in which we build. For instance, we are one of the founding partners of the Building Talent Foundation, whose mission is to advance the education, training and career progression of young people and people from underrepresented groups as skilled technical workers and business owners in residential construction.
We have a Supplier Code of Conduct that builds upon the principles, guidelines and standards within our Ethics Policy, including operating in accordance with applicable laws; treating all workers fairly and with dignity and respect; and providing a clean, safe and healthy work environment. Our Supplier Code of Conduct also encourages our suppliers to operate in an efficient and environmentally responsible manner, conserve natural resources and minimize waste and the use of environmentally harmful materials.
Corporate Governance Practices. Our board of directors maintains a robust governance framework and leading practices to oversee the management of our business and, among other things, oversees our sustainability initiatives as part of our overall business strategy. Our approach to corporate governance aligns with the principles of the Investor Stewardship Group, a coalition of some of the world’s largest investors and asset managers, as follows:

Stewardship Principle	What We Do

•Boards are accountable to stockholders.
•Our board is unclassified and directors stand for election annually under a majority voting standard in an uncontested election.
•Stockholders approved measures with potential “anti-takeover” effects to protect valuable deferred tax assets.

•Stockholders should be entitled to voting rights in proportion to their economic interest.	•We have one class of outstanding voting securities that allow each holder one vote for each share held.

•Boards should be responsive to stockholders and be proactive in order to understand their perspectives.	•Stockholders may communicate with us and our board. •We proactively engage with stockholders year-round. In 2021, many stockholder dialogues included discussions on our ESG programs’ progress.

•Boards should have a strong, independent leadership structure.	•Our board has a strong independent lead director with significant responsibilities and authority. •Independent directors lead all board committees.

•Boards should adopt structures and practices that enhance their effectiveness.
•Directors have extensive and relevant experience and skills.
•92% of directors are independent; 42% are women or racial or ethnic minorities.
•Stockholders elected three new candidates at our 2021 Annual Meeting, and a new director joined the board later in 2021, promoting its refreshment.

•Boards should develop management incentive structures that are aligned with the long-term strategy of the company.	•At our 2021 Annual Meeting, our proposal to approve named executive officer compensation received 85% support. •Management compensation is designed to advance our long-term strategic goals.
More information concerning our corporate governance can be found in our Proxy Statement for the 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”).
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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5 and proxy statements, as well as all amendments to those reports are available free of charge through our investor relations website at investor.kbhome.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). They can also be found at the SEC’s website at www.sec.gov. We will also provide these reports in electronic or paper format free of charge upon request made to our investor relations department at investorrelations@kbhome.com or at our principal executive offices. We intend for our investor relations website to be the primary location where investors and the general public can obtain announcements regarding, and can learn more about, our financial and operational performance, business plans and prospects, our board of directors, our senior executive management team, and our corporate governance policies, including our articles of incorporation, by-laws, corporate governance principles, board committee charters, and ethics policy. We may from time to time choose to disclose or post important information about our business on or through our investor relations website, and/or through other electronic channels, including social media outlets, such as Facebook® (Facebook.com/KBHome) and Twitter® (Twitter.com/KBHome), and other evolving communication technologies. The content available on or through our primary website at www.kbhome.com, our investor relations website, including our sustainability reports, Human Rights Statement, Supplier Code of Conduct and other ESG-related policies, or social media outlets and other evolving communication technologies is not incorporated by reference in this report or in any other filing we make with the SEC, and our references to such content are intended to be inactive textual or oral references only.
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
Consumer Demand Risks. The following could negatively affect consumer demand for our products, thereby unfavorably impacting our net orders, homes delivered, average selling prices, revenues and/or profitability:
•Soft or negative economic or housing market conditions. Adverse conditions in our served markets or nationally could be caused or worsened by factors outside of our control, including, for example, due to the imposition and/or continuation of federal, state and/or local orders for individuals to substantially restrict daily activities and for businesses to significantly curtail or cease normal operations to address COVID-19 or other disease outbreaks or civil unrest, or a federal government shutdown or failure to approve additional COVID-19-related relief or stimulus measures, and financial markets’ and businesses’ reactions thereto. Among other impacts, a severe economic contraction may also trigger a rise in home purchase cancellations.
•Reduced employment levels and job and wage growth. While employment levels have improved since the onset of the COVID-19 pandemic in the 2020 second quarter, these trends may weaken or reverse in 2022, particularly if there are sustained or renewed COVID-19 outbreaks. If they do, our core first-time and first move-up homebuyer segments could be particularly affected, impacting us more severely than homebuilders that target a different buyer demographic.
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
•Rising home selling prices. Steady demand for housing since 2013 combined with declining home inventories, in part reflecting a low supply of new homes compared to historical levels, has helped drive above-average home price appreciation across most markets for the past several years, and especially since the 2020 third quarter. If home selling prices, including our homes’ selling prices, increase at a faster rate than consumer incomes, consumers, including and perhaps particularly those in our core first-time and first move-up homebuyer segments, may not be able to afford to purchase a home, including our homes.
•Tightened availability or affordability of mortgage loans and homeowner insurance coverage. Most of our buyers need a mortgage loan to purchase their home. Their ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the Federal Housing Administration, the Veterans Administration, Federal National Mortgage Association (also known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (also known as Freddie Mac). If mortgage loan interest rates increase, credit standards are tightened, appraisals for our homes are lowered or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing to be able to purchase a home from us.
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
•Poor lender performance. We depend on third-party lenders, including our third-party partner in KBHS, to provide mortgage loans to our homebuyers, unlike homebuilders with a wholly-owned mortgage lender. These lenders may be unable or unwilling to complete, timely or at all, the loan originations they start for our homebuyers. Poorly performing lenders can significantly delay home closings, disrupting our production schedules and delivery forecasts, or cause home purchase contract cancellations. If KBHS performs poorly and our customers use another lender, the income from and value of our KBHS equity interest would decline.
On March 1, 2021, Guaranteed Rate, Inc. (“Guaranteed Rate”) acquired the parent company of Stearns Ventures, LLC (“Stearns”), our KBHS partner prior to that date. In October 2021, Stearns was renamed as GR Alliance Ventures, LLC (“GR Alliance”). While we are not aware of any significant changes with respect to GR Alliance (f/k/a Stearns) or its operations as a result of the transaction being completed, we can offer no assurance that KBHS’ operations will continue in their current form or that KBHS’ performance will not be negatively affected by post-acquisition integration activities and/or related management or other personnel changes, which, in turn, could result in one or more of the impacts described in the foregoing paragraph.
•Adverse tax law changes. If federal or state laws are changed to eliminate or reduce the income tax benefits associated with homeownership, such as personal tax deductions for mortgage loan interest costs and real estate taxes, the after-tax cost of homeownership could measurably increase and diminish consumer interest in buying a home, as could increases in personal income tax rates, which the current presidential administration may consider.
•Competition. We face significant competition for customers from other homebuilders, sellers of resale homes and other housing industry participants, including rental-housing operators. This competitive environment may, among other things, cause us to reduce our home selling prices or offer incentives to attract or retain buyers.
•Seasonality. As discussed above under Item 1 – Business in this report, we historically have experienced fluctuations in our quarterly operating results with measurably more homes delivered and revenues generated in our third and fourth fiscal quarters. However, as was the case in 2021 and 2020, this pattern may not continue in the future at all or to the same degree as in the past.
•Inflation. We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land and construction costs, as we experienced throughout 2021, and with increased intensity. Inflation may also raise our financing costs. In addition, higher mortgage loan interest rates can affect the affordability of mortgage financing to prospective homebuyers. While we attempt to pass on increases in our costs through increased sales prices, market forces may limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage loan interest rates increase significantly, our revenues, housing gross profit margin and net income could be adversely affected.
Supply Risks. The following could negatively affect our ability to increase our owned and controlled lot inventory, community count, operational scale and market share, and to grow our business, if at all:
•Lack of available land. Securing sufficient developable land that meets our investment return standards is critical for us to meet our strategic goals and profitably expand our business’ scale. Land availability depends on several factors, including geographical/topographical/governmental constraints, sellers’ business relationships and reputation within the residential real estate community, and competition from other parties, some of which can bid more for land. We expect to continue to face fierce competition for desirable land in our served markets in 2022, pressuring its availability and increasing its cost.
•Supply chain and construction services shortages. Our business relies upon a network of suppliers and trade partners to source materials and services to build homes. However, since the COVID-19 pandemic began, our industry and the U.S. economy have continued to experience labor shortages, supply chain constraints, and rising and volatile raw material prices and availability, particularly related to building materials and appliances, such as with paint, HVAC systems and water heaters, as well as delays with respect to state and municipal construction permitting, inspections and utilities. Such constraints, cost pressures and delays can increase our costs, reduce our revenues in particular reporting periods, lead to higher order cancellations or result in lower customer satisfaction. In an effort to manage our cycle times and deliver homes to our homebuyers, we, among other things, expanded our supplier base; worked with our national suppliers to get products and materials, or available temporary or permanent substitutes, delivered; paced lot releases to align with our production capacity; and balanced pace, price and construction starts to enhance margins. However, we experienced measurable delays in delivering homes in 2021 because of the above-described issues, and believe these challenging conditions will generally persist into 2022 and potentially throughout the year, as discussed below under “Outlook.” We may also face increased future home warranty and construction defect claims associated with replacing or servicing substitute products or materials used in some instances to address supply shortages in certain served markets or communities.
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
◦Our debt and debt-to-capital levels could require us to dedicate substantial cash flow to debt service; inhibit our ability to respond to business changes or adjust our debt maturity schedule; curb execution on our current strategies; and/or make us more vulnerable in a downturn than our less-leveraged competitors. Our next senior note maturity is our $350.0 million in aggregate principal amount of 7.50% senior notes due September 15, 2022 (“7.50% Senior Notes due 2022”).
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

In addition, our business could be negatively affected if our net orders, homes delivered or backlog-to-homes delivered conversion rate fall; if often-volatile building materials prices or construction services costs increase, which has been the trend over the past few years and was particularly the case with lumber in 2021 and 2020; or if our community openings are delayed due to, among other things, prolonged development from supply chain disruptions, construction services shortages or otherwise, our strategic adjustments, or protracted government approvals or utility service activations from staff or resource cuts or reallocations for public safety priorities (e.g., earthquakes, wildfires, flooding, hurricanes or other natural disasters).
•Trade disputes and defective materials. The federal government has imposed, and may in the future impose, new or increased import tariffs, and other countries have implemented retaliatory measures, raising the cost and reducing the supply of several home construction items. In addition, shortages or rising prices of building materials may ensue from manufacturing defects, resulting in recalls of materials. If such disputes continue or recalls occur, our costs and supply chain disruptions could increase further.
•Poor contractor availability and performance. Independent contractors perform essentially all of our land development and home construction work. Though we schedule and oversee such activities at our community sites, we have no control over our independent contractors’ availability or work methods. If qualified contractors are not available (due to general shortages in a tight labor market, as was the case throughout 2021 and is anticipated into 2022, competition from other builders or otherwise), or do not timely perform, we may incur production delays and other inefficiencies, or higher costs for substitute services. Also, if our trade partners’ work or materials quality does not meet our standards, we could face more home warranty and construction defect claims, and they or their insurers may not be able to cover the associated repair costs.
•Potential expansion of employment-related obligations. Governmental agencies or others might assert that we should be subjected to California law and associated regulations that, in certain circumstances, impose responsibility upon direct contractors for certain wages and benefits that subcontractors of the direct contractor have failed to pay to their employees. It might also be alleged that California law and regulations impose other liabilities upon us with respect to the employees of our trade partners. Further efforts in California or elsewhere to impose such external labor-related obligations on us could create substantial exposure for us in situations beyond our control.
Strategy Risks. Our strategies, and any related initiatives or actions, and any changes thereto, may not be successful in achieving our goals or generate any growth, earnings or returns, particularly in a highly volatile business environment precipitated by a health or economic crisis, akin to the outbreak of COVID-19 or the extended supply chain disruptions and construction services shortages that marked 2021, or by social instability or distress. We may not achieve positive operational or financial results, or results equal to or better than we did in any prior period or in comparison to other homebuilders. We may also incur higher costs, or experience due to sourcing or supply chain disruptions extended times, to build our homes than other homebuilders due to our commitment to sustainability, as discussed above under “Environmental, Social and Governance.” Among other strategic risks, our business is presently concentrated in California, Florida, Nevada and Texas. Poor conditions in any of those markets could have a measurable negative impact on our results, and the impact could be larger for us than for other less-concentrated homebuilders. In addition, we may not be successful in generating positive results from our recent expansion into the Boise, Idaho market, our re-entry into the Charlotte, North Carolina market, or if we choose to enter into any other new markets, based on our relative inexperience with the local homebuilding and economic environment and the need to make a significant investment to achieve effective scale and profitable returns, which we may not be able to accomplish.
Adverse conditions in California would have particular significance to our business. We generate the highest proportion of our revenues from and make significant inventory investments in our California operations. However, we may be constrained or delayed in entitling land and selling and delivering homes in California, and incur higher development or construction costs, from water conservation or wildfire protection measures (including precautionary and event-induced electricity blackouts, temporary or extended local or regional evacuations, development moratoriums in high-risk areas, and community resiliency design requirements) that are intended to address severe drought and climatic conditions that have arisen in recent years. In addition, as large-scale wildfires and flooding due to such conditions in California, as well as hurricanes, heavy rains and other climate change-driven natural disasters in other of our served markets, become more frequent and intense, as discussed below under “Climate Risk,” we may experience greater disruption to our land development and homebuilding activities, delaying orders and home deliveries, among other impacts.
Also, California’s highly regulated and litigious business environment has made the state an increasingly challenging and uncertain place for us to operate. This includes implementing regulations under the state’s Global Warming Solutions Act of 2006 (AB32) intended to lower GHG emissions. For instance, we have and will continue to incur higher construction costs because of a state law requirement that effectively requires that all new homes permitted to build in 2020 and beyond have solar power systems, and we may be unable to offset (through customer leases) or cover such costs through selling price increases due to competition and consumer affordability concerns. Also, while not yet a statewide mandate, certain local jurisdictions have passed ordinances effectively eliminating natural gas in new homes by 2023 or 2024 as part of a continuing trend in California to mandate electrification of all new homes. In addition, California and certain of its local governments are considering or have implemented restrictions on or disincentives with respect to the creation or size of new suburban and exurban residential communities generally in favor of higher-density, urban developments that can be attractive to some buyers, but in many cases are on smaller parcels with higher building costs and more complicated entitlement requirements and may be subject to affordable housing mandates, prevailing wage requirements, greater local opposition and/or additional site remediation work. Depending on their scope, these efforts could significantly increase our land acquisition and development costs and, along with increasing competition from other homebuilders and investors for available developable land, limit our California operations’ growth, while making new homes less affordable to potential buyers in the state. Partially offsetting these trends, California’s governor and certain legislators have taken positions to promote new housing construction, including the adoption of SB 8, which extends into 2030 the provisions of the Housing Crisis Act of 2019 (SB 330) intended to expedite the approval process for housing development in order to address the housing shortage in California.
Climate Risk. GHG emissions are driving global climate change that is expected to have various impacts on our operations, ranging from more frequent extreme weather events to extensive governmental policy developments and shifts in consumer preferences, which have the potential individually or collectively to significantly disrupt our business as well as negatively affect our suppliers, independent contractors and customers. Experiencing or addressing the various physical, regulatory and adaptation/transition risks from climate change may significantly reduce our revenues and profitability, or cause us to generate losses. For instance, incorporating greater resource efficiency into our home designs, whether to comply with upgraded building codes or recommended practices given a region’s particular exposure to climate conditions, or undertaken to satisfy demand from increasingly environmentally conscious customers or to meet our own sustainability goals, often raises our costs to construct homes. In evaluating whether to implement voluntary improvements, we also consider that choosing not to enhance our homes’ resource efficiency can make them less attractive to municipalities, and increase the vulnerability of residents in our communities to rising energy and water expenses and use restrictions. We weigh the impact of the costs associated with offering more resource-efficient products against our priorities of generating higher returns and delivering homes that are affordable to our core first-time and first move-up buyers. In balancing these objectives, we may determine we need to absorb most or all the additional operating costs that come with making our homes more efficient. While our years of experience in sustainable homebuilding, as discussed above under “Environmental Practices,” and ability to leverage economies of scale may give us an advantage over other homebuilders in managing these absorbed costs, they may be substantial for us.
Beyond the commercial pressures implicated by climate change concerns, our operations in any of our served markets may face its potential adverse physical effects. For example, California, our largest market, has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. In addition, severe cold weather in Texas in early 2021 and large hurricanes later in the year contributed to the supply chain disruptions that have significantly affected our business, as discussed above under “Strategy Risks.” While we have safety protocols in place for our construction sites and take steps to safeguard our administrative functions, including our IT resources, as described below under “Information Technology and Information Security Risks,” we can provide no assurance that we or our suppliers or trade partners can successfully operate in areas experiencing a significant weather event or natural disaster, and we or they may be more impacted and take longer, and with higher costs, to resume operations in an affected location than other homebuilders or businesses, depending on the nature of the event or other circumstances.
As discussed above under “Strategy Risks,” and below under “Legal and Compliance Risks,” international, federal, state and local authorities and legislative bodies have issued, implemented or proposed regulations, penalties, standards or guidance intended to restrict, moderate or promote activities consistent with resource conservation, GHG emission reduction, environmental protection or other climate-related objectives. Compliance with those directed at or otherwise affecting our business or our suppliers’ (or their suppliers’) operations, products or services, could increase our costs, such as with California’s requirement that effectively all new homes built in 2020 and beyond have solar power systems; delay or complicate home construction, for example, due to a need to reformulate or redesign building materials or components, or source updated or upgraded items or equipment, or specially trained or certified independent contractors, in limited or restricted supply, which has been a challenge for us in certain cases in 2021, such as with paint, HVAC systems and water heaters that have been out of stock and delayed home construction or required us to install or use temporary or permanent substitutes due to the supply chain disruptions we have experienced; or diminish consumer interest in homes mandated to include or omit certain features, amenities or appliances, particularly if home prices increase as a result.
Adapting to or transitioning from the use of certain items or methods in home construction, or adjusting the products we offer to our buyers, whether due to climate-related governmental rules affecting home construction or our supply chain, market dynamics or consumer preferences, can negatively affect our costs and profitability, production operations in affected markets and customer satisfaction during the transition period, which could be prolonged. For instance, in certain local markets in California where natural gas use is banned in new homes, we have faced some disruptions in reorienting our purchase order, independent contractor engagement, design studio and home construction processes to accommodate the restriction and, longer term, have implemented certain architectural design changes for all-electric homes. To the extent other jurisdictions adopt such bans, we will face similar issues.
Though practically available technology and resources allow us only to make certain estimates, and not definitive measurements, of the effectiveness and overall impact of our longstanding and broad-based environmental sustainability initiatives described above under “Environmental Practices,” we feel these initiatives and their evolution over time represent how we can best address climate change risks in the context of our business, industry and the wider, and rapidly changing, economic, social and political environment. However, climate change is an intrinsically complex global phenomenon with inherent residual risks across its physical, regulatory and adaptation/transition dimensions that cannot be mitigated given their wide-ranging, (sometimes unexpectedly) interdependent and largely unpredictable potential scope, nature, timing or duration. Therefore, we cannot provide any assurance that we have or can successfully prepare for, or are or will be able to reduce or manage, any of them to the extent they may arise. In addition, we may experience substantial negative impacts to our business if an unexpectedly severe weather event or natural disaster damages our operations or those of our suppliers or independent contractors in our primary markets, such as in California, Florida, Nevada and Texas, or from the unintended consequences of regulatory changes that directly or indirectly impose substantial restrictions on our activities or adaptation requirements.
Warranty Risks. Our homebuilding business is subject to warranty and construction defect claims. Though we have insurance coverage to partially reduce our exposure, it is limited and costly, in part due to a shrinking provider market, and we have high self-insured retentions that are expected to increase. We self-insure some of our risk through a wholly-owned insurance subsidiary.
Due to our dependence on the performance of independent suppliers and contractors to provide products and materials and carry out our homebuilding activities, and the associated risks described above under “Supply chain and construction services shortages” and “Poor contractor availability and performance,” as well as inherent uncertainties, including obtaining recoveries from responsible parties and/or their or our insurers, our recorded warranty and other liabilities may be inadequate to address future claims, which, among other things, could require us to record charges to increase such liabilities. We may also record charges to reflect our then-current claims experience, including the actual costs incurred. Home warranty and other construction defect issues may also generate negative publicity, including on social media and the Internet, that detracts from our reputation and efforts to sell homes.
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
Information Technology and Information Security Risks. We use IT resources to carry out important operational activities and maintain our business records. Third parties maintain many of our IT resources, including disaster recovery and business continuity services intended to safeguard our access to and use of our IT resources during a general or local network outage, under agreements with evolving security and service level standards.
Our systems have faced a variety of phishing, denial-of-service and other attacks. We have administrative, physical and multi-layered technical controls and processes in place to address and mitigate cybersecurity risks and help protect our IT resources, including employee education and training, as well as third-party assessments. Our technical defense layers are designed to provide multiple, redundant measures to protect against exploitation of a vulnerability that may arise or if a security control fails. We rely on artificial intelligence, machine learning computer network monitoring and antivirus resources, firewall and intrusion detection systems, vendor cloud service defenses, Internet address and content filtering monitoring software that secures against known malicious websites and potential data exfiltration, and a variety of cyber intelligence threat monitoring sources that provide ongoing updates, all provided from third parties that we believe are capable of performing the protective service for which we have engaged them. We also depend on our service providers, GR Alliance and other mortgage lenders with whom we share some personal identifying and confidential information to secure our information and the homebuyer information they collect from us. Our IT security costs, including cybersecurity insurance, are significant and will likely rise in tandem with the sophistication and frequency of system attacks.
However, our, GR Alliance’s and our service providers’ measures may be inadequate and possibly have operational or security vulnerabilities that could go undetected for some period of time. If our IT resources are compromised by an intentional attack, natural or man-made disaster, electricity blackout, IT failure or systems misconfiguration, service provider error, mismanaged user access protocols, personnel action, or otherwise, we may be severely limited in conducting our business and achieving our strategic goals for an extended period, experience internal control failures or lose access to operational assets or funds. A substantial disruption, or security breach suffered by GR Alliance/KBHS or a service provider, could damage our reputation and result in the loss of customers or revenues, in sensitive personal information being publicly disclosed or misused and/or legal proceedings against us. We may incur significant expenses to resolve such issues.
We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. There are inherent risks in undertaking this type of broad-based IT project and we have experienced complications and delays during the implementation process. We expect these will continue as we progress and expand the scope of the system in 2022 and that we will incur appreciable additional costs in doing so. In addition, the testing and use of the new system during this rollout could increase our exposure to the security risks and consequences discussed in the foregoing paragraph.
Legal and Compliance Risks. As discussed above under Item 1 – Business in this report, our operations are subject to myriad legal and regulatory requirements, which can delay our operational activities, raise our costs and/or prohibit or restrict homebuilding in some areas. For example, certain of our Texas operations are subject to rules mandating enhanced flood management practices stemming from recent large hurricanes and rainstorms. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways unfavorable to us. The costs to comply, or associated with any noncompliance, are, or can be, significant and variable from period to period. With respect to environmental laws, in addition to the risks and potential operational costs discussed above, we have been, and we may in the future be, involved in federal, state and local air and water quality agency investigations or proceedings for potential noncompliance with their rules, including rules governing discharges of materials into the air and waterways; stormwater discharges from community sites; and wetlands and listed species habitat protection. We could incur penalties and/or be restricted from developing or building at certain community locations during or as a result of such agencies’ investigations or findings.
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
KBHS’ operations are heavily regulated. If GR Alliance, which oversees KBHS’ operations, or KBHS is found to have violated regulations, or mortgage investors demand KBHS repurchase mortgage loans it has sold to them, or cover their losses, for claimed contract breaches, KBHS could face significant liabilities, which, if they exceed its reserves, could result in our recognizing losses on our KBHS equity interest.
Our financial results may be materially affected by the adoption of new or amended financial accounting standards, and regulatory or outside auditor guidance or interpretations. In addition, to the extent we expand our disclosures on our sustainability initiatives in line with certain private reporting frameworks and investor requests, our failure to report accurately or achieve progress on our metrics on a timely basis, or at all, could adversely affect our reputation, business, financial performance and growth.
Pandemic Risks. An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our consolidated financial statements. We experienced significant impacts to our business during 2020, beginning in mid-March, due to the outbreak of COVID-19 and the related COVID-19 control responses by international, federal, state and local public health and governmental authorities, including quarantines, “stay-at-home” orders and similar mandates.
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
Although we gradually resumed nearly all of our operations with the relaxing of the early COVID-19 control responses beginning late in our 2020 second quarter and for the remainder of the fiscal year, the magnitude and duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 have produced ongoing uncertainty about the overall operating environment going forward and made it more challenging for our management to estimate the future performance of our business and to develop strategies to generate growth. Moreover, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent, particularly in response to any resurgence in infections, whether due to the spread of any variants of the virus or otherwise, combined with the seasonal flu, that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period, including due to the reduced availability of contractors, employees and other talent, which may result from infections or medically necessary or recommended self-quarantining, which we have experienced in a few locations at various times during 2021. This could result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our inventory assets.
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes delivered, average selling prices, revenues and profitability, as we did during our 2020 second quarter, and such impacts could be material to our consolidated financial statements. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any homes during the applicable period, which could be prolonged. Along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Credit Facility, our senior notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt; or pay any dividends to our stockholders. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
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
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
The following table presents certain information regarding our executive officers as of December 31, 2021:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years	From – To

Jeffrey T. Mezger	66	Chairman, President and Chief Executive Officer (a)	2016	28
Jeff J. Kaminski	60	Executive Vice President and Chief Financial Officer	2010	11
Matthew W. Mandino	57	Executive Vice President and Co-Chief Operating Officer	2018	10	Regional President, Southwest	2016-2018
Robert V. McGibney	47	Executive Vice President and Co-Chief Operating Officer	2021	21	Regional President	2018-2021
					Division President and Regional General Manager	2016-2018
Albert Z. Praw	73	Executive Vice President, Real Estate and Business Development	2011	25
Brian J. Woram	61	Executive Vice President and General Counsel	2010	11
(a)Mr. Mezger has served as a director since 2006.
There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.
PART II
Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” As of December 31, 2021, there were 569 holders of record of our common stock.
Information regarding the shares of our common stock that may be issued under our equity compensation plans is provided below under Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this report.
The following table summarizes our purchases of our own equity securities during the three months ended November 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
September 1-30	—	$—	—	331,400
October 1-31	85,050	41.00	—	331,400
November 1-30	—	—	—	331,400
Total	85,050	$41.00	—

As of November 30, 2020, we had 2,193,947 shares authorized for repurchase under a share repurchase program approved by our board of directors in 2018. On July 8, 2021, our board of directors authorized us to repurchase up to 5,000,000 shares of our outstanding common stock. This authorization reaffirmed and incorporated the then-current balance of 2,193,947 shares that remained under the prior authorization. In the 2021 third quarter, we purchased 4,668,600 shares of our common stock pursuant to this authorization at a total cost of $188.2 million. As of November 30, 2021, we had 331,400 shares authorized for repurchase.
The shares purchased during the three months ended November 30, 2021 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the board of directors’ authorization.
Stock Performance Graph
The following graph compares the five-year cumulative total return of KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index for the periods ended November 30:

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index and
Dow Jones US Home Construction Index

$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
2016
2017
2018
2019
2020
2021
KB Home
S&P 500 Index
Dow Jones US Home Construction Index

	2016	2017	2018	2019	2020	2021
KB Home	$100	$199	$134	$224	$231	$267
S&P 500 Index	100	123	131	152	178	228
Dow Jones US Home Construction Index	100	179	128	186	228	304

The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. The closing price of KB Home common stock on the New York Stock Exchange was $39.99 per share on November 30, 2021 and $35.20 per share on November 30, 2020. The performance of our common stock as presented above reflects past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2016 in KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index, including reinvestment of dividends.
Item 6.[RESERVED]
Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis below is focused on our 2021 and 2020 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2019 fiscal year specifically, as well as the year-over-year comparison of our 2020 financial performance to 2019, are located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, filed with the SEC on January 22, 2021, which is available on our investor relations website at investor.kbhome.com and the SEC’s website at www.sec.gov.
RESULTS OF OPERATIONS
Overview. Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Revenues:
Homebuilding	$5,705,029	$4,167,702	$4,537,658	37%	(8)%
Financial services	19,901	15,472	15,089	29	3
Total	$5,724,930	$4,183,174	$4,552,747	37%	(8)%
Pretax income:
Homebuilding	$656,911	$331,500	$325,189	98%	2%
Financial services	38,435	32,543	22,986	18	42
Total	695,346	364,043	348,175	91	5
Income tax expense	(130,600)	(67,800)	(79,400)	(93)	15
Net income	$564,746	$296,243	$268,775	91%	10%
Earnings per share:
Basic	$6.22	$3.26	$3.04	91%	7%
Diluted	$6.01	$3.13	$2.85	92%	10%
In 2021, housing market conditions were positive, with healthy demand, particularly from millennial and Generation Z demographic groups, a limited supply of new and resale inventory and relatively low mortgage loan interest rates driving strong results for our business. Considerable demand for our homes enabled us to lift selling prices in the vast majority of our communities and, in combination with our focus on balancing pace, price and construction starts at each community, helped us to enhance the performance of our inventory assets and improve returns, despite supply chain challenges and rising construction services and building materials costs. Reflecting these actions, the value of our net orders for 2021 grew 45% year over year to $7.68 billion due to a 21% increase in net orders and a 20% rise in their overall average selling price. The year-over-year increase in our net order volume was due to higher net orders per community, partly offset by a lower average community count for the year. Our lower average community count reflected the accelerated sell-out of communities that resulted from our exceptionally strong monthly net order pace, which rose 37% to 6.3 in 2021 from 4.6 in 2020, even as we paced lot releases to align with our production capacity, as well as delays in new community openings during 2021, as further described below. Compared to 2020, our average community count for 2021 decreased 12%, and our ending community count declined 8%.
Since 2020, we have experienced intensifying building material cost pressures, particularly for lumber, and production capacity issues with some of our main product suppliers, reflecting sustained high levels of homebuilding and renovation activity combined with supply chain disruptions stemming from international and domestic COVID-19 control responses and economy-wide labor shortages in the U.S. Our housing gross profit margin on homes delivered in the latter part of 2021 were especially impacted by high lumber costs during the period in which these homes were started. In 2021, the continuing supply chain disruptions, combined with construction services availability constraints and delays with respect to state and municipal construction permitting, inspections and utilities, extended our construction cycle times by several weeks and delayed many expected deliveries and new community openings during our fiscal year. We believe these challenging conditions will generally persist into 2022 and potentially throughout the year. We have incorporated these trends into our performance expectations, as presented below under “Outlook.”
Homebuilding revenues for 2021 grew 37% from the previous year due to an increase in housing revenues that reflected 26% growth in the number of homes delivered to 13,472 and a 9% increase in the overall average selling price of those homes to $422,700. In 2021, homebuilding operating income rose 109% year over year to $661.3 million and, as a percentage of homebuilding revenues, improved 400 basis points to 11.6%. The increase in our homebuilding operating income margin was driven by significant improvements in both housing gross profit margin and selling, general and administrative expenses as a percentage of housing revenues. Our pretax income margin improved 340 basis points to 12.1%, and net income and diluted earnings per share increased 91% and 92%, respectively, each as compared to 2020. Our 2021 results included a $5.1 million loss on early extinguishment of debt associated with our purchase, pursuant to a tender offer that expired on June 8, 2021, of $269.8 million in aggregate principal amount of our 7.00% senior notes due 2021 (“7.00% Senior Notes due 2021”) prior to their maturity date. . Our 2020 results included severance charges of $6.7 million, as described below under “COVID-19 Pandemic Impact.”
Our return on equity (“ROE”) for 2021 improved 810 basis points to 19.9%, compared to 11.8% for 2020. ROE is calculated as net income for the year divided by average stockholders’ equity, where average stockholders’ equity is based on the ending stockholders’ equity balances of the trailing five quarters.
COVID-19 Pandemic Impact. The COVID-19 pandemic and related COVID-19 control responses considerably disrupted global and national economies, the U.S. housing market, and our business in the 2020 second quarter. During that period, we experienced a sizable reduction in net orders and backlog as well as supply chain disruptions and construction cycle time extensions in most of our served markets that resulted in home delivery delays. With the uncertainty surrounding the COVID-19 pandemic, and in prioritizing cash preservation and liquidity, we limited our land investments and curtailed our overhead expenditures, partly through workforce realignment and reductions. Due to these workforce-related actions, our selling, general and administrative expenses for the 2020 second quarter included severance charges of $6.7 million.
With the easing to varying degrees of restrictive public health orders in our served markets beginning in May 2020, our net orders began to rebound significantly following a low point in April 2020, as steadily increasing demand drove our 2020 third- and fourth-quarter net orders to then-15-year highs. The sharp rise in net orders over these periods substantially expanded the number of homes in our backlog as well as our backlog value. In 2021, demand for our homes remained strong, with the value of our net orders for the year up 45% year over year to $7.68 billion. Our ending backlog value at November 30, 2021 increased 67% to approximately $4.95 billion, our highest fourth-quarter level since 2005, supporting our expectation for significant year-over-year growth in our scale, profitability and returns in 2022, as described below under “Outlook.” With the ongoing strong demand, we continued to increase our land acquisition and development investments in 2021, as we did in the latter part of 2020, to measurably expand our lot pipeline and support future community count growth.
While we continue to experience construction services availability constraints, supply chain disruptions and rising and volatile raw material prices and availability, particularly with respect to lumber, other building materials and appliances, as well as delays related to state and municipal construction permitting, inspections and utilities, that could negatively impact our growth, margins and financial results in future periods, and there remains a risk that significant COVID-19 pandemic-related disruptions could emerge or re-emerge, we believe we are well-positioned to operate effectively through the present environment.

HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2021	2020	2019
Revenues:
Housing	$5,694,668	$4,150,793	$4,510,814
Land	10,361	16,909	26,844
Total	5,705,029	4,167,702	4,537,658
Costs and expenses:
Construction and land costs
Housing	(4,466,053)	(3,365,509)	(3,683,174)
Land	(3,258)	(14,942)	(25,754)
Total	(4,469,311)	(3,380,451)	(3,708,928)
Selling, general and administrative expenses	(574,376)	(470,779)	(497,350)
Total	(5,043,687)	(3,851,230)	(4,206,278)
Operating income	661,342	316,472	331,380
Interest income	1,049	2,554	2,158
Equity in income (loss) of unconsolidated joint ventures	(405)	12,474	(1,549)
Loss on early extinguishment of debt	(5,075)	—	(6,800)
Homebuilding pretax income	$656,911	$331,500	$325,189
Homes delivered	13,472	10,672	11,871
Average selling price	$422,700	$388,900	$380,000
Housing gross profit margin as a percentage of housing revenues	21.6%	18.9%	18.3%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	21.8%	19.6%	18.7%
Adjusted housing gross profit margin as a percentage of housing revenues	24.4%	22.7%	22.2%
Selling, general and administrative expense as a percentage of housing revenues	10.1%	11.3%	11.0%
Operating income as a percentage of homebuilding revenues	11.6%	7.6%	7.3%
Revenues. Year-over-year growth in homebuilding revenues to $5.71 billion in 2021 reflected an increase in housing revenues, partly offset by a decrease in land sale revenues. Housing revenues in 2020 were negatively impacted by the COVID-19 pandemic and related COVID-19 control responses.
Housing revenues in 2021 advanced 37% from the previous year, due to a 26% increase in the number of homes delivered and a 9% increase in the overall average selling price of those homes. The higher volume of homes delivered was largely due to our backlog of homes at the beginning of the year (“beginning backlog”) increasing 54% from 2020, as well as strong net order growth in 2021. In addition, the number of homes delivered in 2020 was tempered primarily by the negative impact of the COVID-19 pandemic and related COVID-19 control responses. The year-over-year increase in the overall average selling price of our homes delivered in 2021 reflected strong housing market conditions, which enabled us to raise prices in the vast majority of our communities, as well as product and geographic mix shifts of homes delivered.
Land sale revenues for 2021 decreased 39% from 2020. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.

Operating Income. Our homebuilding operating income grew 109% in 2021, as compared to the previous year, due to an increase in housing gross profits, partly offset by an increase in selling, general and administrative expenses. In 2021 and 2020, homebuilding operating income included total inventory-related charges of $12.0 million and $28.7 million, respectively, as discussed in Note 7 – Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report. In 2020, our homebuilding operating income also included severance charges of $6.7 million associated with workforce reductions made during the 2020 second quarter, as discussed above under “COVID-19 Pandemic Impact.” As a percentage of homebuilding revenues, our homebuilding operating income for 2021 improved 400 basis points year over year to 11.6%. Excluding inventory-related charges for both periods and the above-mentioned severance charges in 2020, our homebuilding operating income margin improved 340 basis points to 11.8% in 2021 from 8.4% in 2020.
•Housing Gross Profits – In 2021, housing gross profits increased by $443.3 million, or 56%, to $1.23 billion from $785.3 million in 2020. The year-over-year increase in 2021 reflected the higher volume of homes delivered and an increase in the housing gross profit margin. Housing gross profits for 2021 and 2020 included the respective inventory-related charges described above.
Our housing gross profit margin for 2021 increased 270 basis points from the previous year, mainly as a result of a favorable pricing environment that more than offset higher construction services and building materials costs (approximately 110 basis points); lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 50 basis points); a decrease in inventory-related charges (approximately 50 basis points); an increase in operating leverage due to higher housing revenues (approximately 40 basis points); and other miscellaneous factors (approximately 20 basis points). As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.6% for 2021 and 3.1% for 2020. Excluding the amortization of previously capitalized interest associated with housing operations and the above-mentioned inventory-related charges for the applicable periods, our adjusted housing gross profit margin increased 170 basis points to 24.4% in 2021 from 22.7% in 2020. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Years Ended November 30,
	2021	% of Housing Revenues	2020	% of Housing Revenues	2019	% of Housing Revenues
Marketing expenses	$117,481	2.1%	$116,590	2.8%	$129,733	2.9%
Commission expenses (a)	217,608	3.8	164,507	3.9	174,338	3.8
General and administrative expenses	239,287	4.2	189,682	4.6	193,279	4.3
Total	$574,376	10.1%	$470,779	11.3%	$497,350	11.0%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and/or external real estate brokers.
Selling, general and administrative expenses for 2021 increased 22% from the prior year, mainly due to an increase in commission expenses associated with our higher housing revenues, and an increase in general and administrative expenses. The year-over-year increase in general and administrative expenses primarily reflected higher costs associated with performance-based employee compensation plans, as well as expenses incurred to support current operations and expected growth, partly offset by a $4.3 million benefit from an Employee Retention Credit (“ERC”), which is discussed in Note 14 – Income Taxes in the Notes to Consolidated Financial Statements in this report, recognized in early 2021 and the severance charges of $6.7 million recorded in 2020. As a percentage of housing revenues, our selling, general and administrative expenses improved 120 basis points in 2021 as compared to 2020, largely reflecting increased operating leverage due to our higher housing revenues, partly offset by the above-mentioned higher expenses.
Interest Income/Expense. Interest income, which is generated from short-term investments, totaled $1.0 million in 2021 and $2.6 million in 2020. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.

We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. The amount of interest incurred generally fluctuates based on the average amount of debt outstanding for the period and/or the interest rate on that debt. In 2021, interest incurred totaled $120.5 million, down 3% from $124.1 million in 2020, mainly due to both our lower average interest rate and lower average debt level. All interest incurred during 2021 and 2020 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. As a result, we had no interest expense for 2021 or 2020. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $.4 million in 2021, compared to equity in income of unconsolidated joint ventures of $12.5 million in 2020. This year-over-year change mainly resulted from a decrease in the number of homes delivered from an unconsolidated joint venture in California. This unconsolidated joint venture, which delivered its last home in the 2021 second quarter, delivered 10 homes in 2021, compared to 99 homes delivered in 2020. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Loss on Early Extinguishment of Debt. Our $5.1 million loss on early extinguishment of debt in 2021 was associated with our purchase, pursuant to a tender offer that expired on June 8, 2021, of $269.8 million in aggregate principal amount of our 7.00% Senior Notes due 2021 prior to their maturity date. Further information regarding this transaction is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Net Orders, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog, and community count for the years ended November 30, 2021 and 2020 (dollars in thousands):

	Years Ended November 30,
	2021	2020
Net orders	16,206	13,404
Net order value (a)	$7,683,990	$5,299,489
Cancellation rate (b)	10%	20%
Ending backlog — homes	10,544	7,810
Ending backlog — value	$4,951,725	$2,962,403
Ending community count	217	236
Average community count	214	243
(a)Net order value represents potential future housing revenues associated with net orders generated during the period, as well as homebuyer selections of lot and product premiums and design studio options and upgrades for homes in backlog during the same period.
(b)Cancellation rate represents the total number of contracts for new homes cancelled during a period divided by the total (gross) orders for new homes generated during the same period.
Net Orders. In 2021, net orders from our homebuilding operations grew 21% from 2020, reflecting a 37% increase in monthly net orders per community to 6.3, partly offset by a 12% decrease in our overall average community count, which is discussed below under “Community Count.” This higher monthly net order pace occurred even as we raised our home selling prices and paced lot releases, as described above under “Overview.” We believe our Built-to-Order homebuying process, which, as described above under Item 1 – Business in this report, provides personalization and choice, was a key contributor to our strong 2021 net order pace.
The value of our 2021 net orders rose 45% from 2020 as a result of the growth in net orders and a 20% increase in the overall average selling price of those orders. These factors drove net order value expansion in all four of our homebuilding reporting segments, ranging from 37% in our West Coast segment to 93% in our Southeast segment. The higher overall average selling price of net orders in 2021 largely reflected strong demand in most of our served markets as well as product and geographic mix shifts of net orders.

Backlog. The number of homes in our backlog at November 30, 2021 increased 35% from the previous year, mainly due to our substantially higher backlog at the beginning of the fiscal year as well as year-over-year growth in our 2021 net orders. The potential future housing revenues in our backlog at November 30, 2021 grew 67% year over year as a result of both the higher number of homes in our backlog and a 24% increase in the average selling price of those homes. The increases in the number of homes in backlog and backlog value reflected strong growth in each of our four homebuilding reporting segments, with increases in backlog value ranging from 53% in our West Coast segment to 106% in our Southeast segment. Substantially all of the homes in our backlog at November 30, 2021 are expected to be delivered during the year ending November 30, 2022.
Community Count. Our average community count for 2021 decreased 12% from the previous year, and our ending community count declined 8%. The year-over-year decreases in our average and ending community counts primarily reflected communities that sold out earlier than planned due to an increase in our demand-driven net order pace and delays in new community openings. We substantially increased our investments in land acquisition and land development in 2021 to support future community count growth.
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Years Ended November 30,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2021	2020	2021	2020	2021	2020
West Coast	4,008	2,869	4,425	3,850	10%	17%
Southwest	2,574	2,385	3,247	2,668	7	19
Central	4,630	3,932	5,504	4,981	12	21
Southeast	2,260	1,486	3,030	1,905	11	25
Total	13,472	10,672	16,206	13,404	10%	20%

	Net Order Value			Average Community Count
Segment	2021	2020	Variance	2021	2020	Variance
West Coast	$3,164,684	$2,302,785	37%	60	74	(19)%
Southwest	1,342,562	914,770	47	36	36	—
Central	2,119,617	1,534,747	38	78	89	(12)
Southeast	1,057,127	547,187	93	40	44	(9)
Total	$7,683,990	$5,299,489	45%	214	243	(12)%

	November 30,
	Backlog – Homes			Backlog – Value
Segment	2021	2020	Variance	2021	2020	Variance
West Coast	2,441	2,024	21%	$1,764,911	$1,152,609	53%
Southwest	2,194	1,521	44	910,583	523,705	74
Central	3,911	3,037	29	1,548,574	932,814	66
Southeast	1,998	1,228	63	727,657	353,275	106
Total	10,544	7,810	35%	$4,951,725	$2,962,403	67%
As discussed above under Item 1 – Business in this report, the composition of our homes delivered, net orders and backlog shifts with the mix of our active communities and the corresponding average selling prices of the homes ordered and/or delivered at these communities in any particular period, and it changes as new communities open and existing communities wind down or sell out. In addition, with our Built-to-Order model, the selling prices of individual homes within a community may vary due to differing lot sizes and locations, home square footage, and option and upgrade selections. These intrinsic variations in our business limit the comparability of our homes delivered, net orders and backlog, as well as their corresponding values, between sequential and year-over-year periods, in addition to the effect of prevailing economic or housing market conditions in or across any particular periods.
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment described in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report. Corporate and other had operating losses of $148.9 million in 2021, $107.2 million in 2020 and $104.1 million in 2019. The increase in 2021 as compared to 2020 reflected higher selling, general and administrative expenses, mainly due to higher costs associated with performance-based employee compensation plans, as well as expenses to support current operations and expected growth.
With strong housing market conditions from the 2020 third quarter through the 2021 fourth quarter in most of our served markets, we delivered more homes at a higher overall average selling price and significantly expanded our homebuilding operating income as a percentage of revenues in each of our homebuilding segments for 2021, as compared to the previous year. The financial results for each of our homebuilding reporting segments for the year ended November 30, 2020 were negatively affected by the impacts from the onset of the COVID-19 pandemic, as discussed in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Revenues	$2,552,382	$1,748,582	$1,912,146	46%		(9)%
Construction and land costs	(2,044,274)	(1,480,775)	(1,591,896)	(38)		7
Selling, general and administrative expenses	(162,461)	(129,744)	(141,324)	(25)		8
Operating income	$345,647	$138,063	$178,926	150%		(23)%

Homes delivered	4,008	2,869	3,214	40%		(11)%
Average selling price	$636,800	$609,400	$592,300	4%		3%
Operating income as a percentage of revenues	13.5%	7.9%	9.4%	560	bps	(150)	bps

This segment’s revenues in 2021 were generated solely from housing operations. In 2020, revenues for this segment were generated from housing operations and nominal land sales. Housing revenues for 2021 grew 46% from the previous year due to increases in the number of homes delivered in California and Washington, and the higher average selling price of those homes. The higher average selling price reflected strong housing market conditions and product and geographic mix shifts of homes delivered.
Operating income grew significantly from 2020, reflecting higher housing gross profits, partially offset by higher selling, general and administrative expenses. As a percentage of revenues, this segment’s 2021 operating income increased from the previous year, reflecting a 460 basis-point expansion in the housing gross profit margin to 19.9%, and a 100 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.4%. The housing gross profit margin expansion was primarily driven by a favorable pricing environment that more than offset higher construction services and building materials costs, lower relative amortization of previously capitalized interest, a reduction in inventory-related charges and an increase in operating leverage due to higher housing revenues. Inventory-related charges impacting the housing gross profit margin totaled $11.0 million in 2021, compared to $21.9 million in 2020. The improvement in selling, general and administrative expenses as a percentage of housing revenues mainly reflected increased operating leverage from higher housing revenues, partly offset by higher expenses incurred to support current operations and expected growth.

Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Revenues	$965,139	$796,810	$764,816	21%		4%
Construction and land costs	(702,947)	(596,512)	(585,880)	(18)		(2)
Selling, general and administrative expenses	(75,375)	(66,415)	(67,223)	(13)		1
Operating income	$186,817	$133,883	$111,713	40%		20%

Homes delivered	2,574	2,385	2,346	8%		2%
Average selling price	$371,300	$327,300	$322,000	13%		2%
Operating income as a percentage of revenues	19.4%	16.8%	14.6%	260	bps	220	bps
In 2021 and 2020, this segment’s revenues were generated from both housing operations and land sales. Housing revenues for 2021 grew 22% year over year to $955.7 million, mainly due to an increase in the number of homes delivered from our Nevada operations and a rise in the average selling price of homes delivered in both our Arizona and Nevada operations. The higher average selling price reflected strong housing market conditions and product and geographic mix shifts of homes delivered. Land sale revenues totaled $9.4 million in 2021 and $16.1 million in 2020.
This segment’s operating income for 2021 increased from the previous year, mainly due to higher housing gross profits and increased land sale profits, partially offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income improved from 2020 due to a 130 basis-point increase in the housing gross profit margin to 26.7%, a 60 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.9% and higher profits from land sales. The housing gross profit margin expansion was largely driven by a favorable pricing environment that more than offset higher construction services and building materials costs, and lower relative amortization of previously capitalized interest. Land sales generated profits of $7.1 million in 2021 and $2.0 million in 2020. The improvement in selling, general and administrative expenses as a percentage of housing revenues was mainly due to increased operating leverage from higher housing revenues.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Revenues	$1,503,857	$1,192,869	$1,267,892	26%		(6)%
Construction and land costs	(1,172,926)	(941,381)	(1,015,415)	(25)		7
Selling, general and administrative expenses	(130,773)	(122,712)	(126,176)	(7)		3
Operating income	$200,158	$128,776	$126,301	55%		2%

Homes delivered	4,630	3,932	4,291	18%		(8)%
Average selling price	$324,800	$303,400	$293,500	7%		3%
Operating income as a percentage of revenues	13.3%	10.8%	10.0%	250	bps	80	bps
In 2021 and 2020, revenues for this segment were generated solely from housing operations. Housing revenues for 2021 grew 26% from the prior year, reflecting increases in the number of homes delivered in both states that comprise this segment, and the higher average selling price of those homes. The increase in the average selling price reflected strong housing market conditions and product and geographic mix shifts of homes delivered.
Operating income for 2021 increased from 2020, reflecting growth in housing gross profits, partially offset by higher selling, general and administrative expenses. In 2021, the improvement in operating income as a percentage of revenues reflected a 90 basis-point expansion in the housing gross profit margin to 22.0% and a 160 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.7%. The housing gross profit margin rose from the previous year primarily due to lower inventory-related charges, improved operating leverage due to higher housing revenues, and lower relative amortization of previously capitalized interest. Inventory-related charges for 2021 were nominal, compared to $5.5 million in 2020. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues mainly reflected increased operating leverage from higher housing revenues, and the continued impact of targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Revenues	$683,651	$429,441	$592,804	59%		(28)%
Construction and land costs	(541,471)	(355,242)	(508,351)	(52)		30
Selling, general and administrative expenses	(64,516)	(51,248)	(65,902)	(26)		22
Operating income	$77,664	$22,951	$18,551	238%		24%

Homes delivered	2,260	1,486	2,020	52%		(26)%
Average selling price	$302,100	$288,600	$293,200	5%		(2)%
Operating income as a percentage of revenues	11.4%	5.3%	3.1%	610	bps	220	bps
In 2021 and 2020, this segment’s revenues were generated from both housing operations and nominal land sales. Housing revenues for 2021 rose 59% year over year to $682.7 million due to increases in both the number of homes delivered and the average selling price of those homes. The higher average selling price in 2021 as compared to 2020 mainly reflected strong housing market conditions and product and geographic mix shifts of homes delivered.
Operating income increased from 2020, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income rose from 2020 due to a 350 basis-point increase in the housing gross profit margin to 20.8% that mainly reflected a shift in geographic mix, improved operating leverage due to higher housing revenues, and lower relative amortization of previously capitalized interest. In addition, selling, general and administrative expenses as a percentage of housing revenues improved 260 basis points from 2020 to 9.4%, primarily due to increased operating leverage as a result of higher housing revenues, and the continued impact of targeted actions we took in 2020 to reduce overhead costs in the early stages of the COVID-19 pandemic.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Years Ended November 30,
	2021	2020	2019
Revenues	$19,901	$15,472	$15,089
Expenses	(5,055)	(4,083)	(4,333)
Equity in income of unconsolidated joint ventures	23,589	21,154	12,230
Pretax income	$38,435	$32,543	$22,986

	Years Ended November 30,
	2021	2020	2019
Total originations (a):
Loans	9,225	7,580	7,436
Principal	$3,252,054	$2,457,522	$2,190,823
Percentage of homebuyers using KBHS	76%	77%	70%
Average FICO score	729	723	719

Loans sold (a):
Loans sold to Stearns/GR Alliance	7,706	7,900	6,224
Principal	$2,744,685	$2,536,689	$1,827,917
Loans sold to other third parties	1,293	310	772
Principal	$420,119	$102,363	$202,349

Mortgage loan origination mix (a):
Conventional/non-conventional loans	61%	56%	58%
FHA loans	26%	28%	26%
Other government loans	13%	16%	16%

Loan type (a):
Fixed	99%	99%	98%
ARM	1%	1%	2%
(a)Loan originations and sales occurred within KBHS.
Revenues. Our financial services reporting segment, which includes the operations of KB HOME Mortgage Company, generates revenues primarily from insurance commissions and title services. The year-over-year growth in our financial services revenues for 2021 reflected increases in both title services revenues and insurance commissions.
Pretax income. Our financial services pretax income for 2021 grew 18% from the previous year due to improved results from our insurance and title services businesses, and an increase in the equity in income of unconsolidated joint ventures. In 2021, our equity in income of our unconsolidated joint venture, KBHS, increased 12% year over year as a result of a substantial increase in the principal amount of loan originations and improved margins. The higher principal amount of loan originations in 2021 was primarily due to a 26% increase in the number of homes we delivered and a 9% increase in the average selling price of those homes.
On March 1, 2021, Guaranteed Rate acquired the parent company of Stearns, our KBHS partner prior to that date. In October 2021, Stearns was renamed as GR Alliance. As of the date of this report, we are not aware of any significant changes with respect to GR Alliance or its operations as a result of the transaction being completed.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	Years Ended November 30,
	2021	2020	2019
Income tax expense	$130,600	$67,800	$79,400
Effective income tax rate	18.8%	18.6%	22.8%
Our effective tax rate for 2021 increased slightly from the previous year, as the impacts of higher taxable income, a $5.6 million increase in non-deductible compensation expense and a $4.9 million decrease in excess tax benefits related to stock-based compensation were mostly offset by the favorable effect of a $30.8 million increase in federal tax credits we earned primarily from building energy-efficient homes.
The federal energy tax credits for the year ended November 30, 2021 resulted from legislation enacted in December 2020 and earlier periods. The legislation enacted in December 2020, among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2021. Prior to this legislation, the tax credit was set to expire on December 31, 2020.
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss (“NOL”) deductions for tax years 2020, 2021 and 2022. Although the suspension of California NOL deductions did not have an impact on our income tax expense for the years ended November 30, 2021 and 2020, it contributed to the year-over-year increase in the amount of income taxes we paid in 2021.
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
For each of the years ended November 30, 2021 and 2020, the amount of income taxes we paid was substantially less than our income tax expense primarily due to the utilization of our deferred tax assets to reduce taxable income. We anticipate the amount of income taxes we pay will be less than our income tax expense for at least the next year.
Further information regarding our income taxes is provided in Note 14 – Income Taxes in the Notes to Consolidated Financial Statements in this report.
NON-GAAP FINANCIAL MEASURES
This report contains information about our adjusted housing gross profit margin, which is not calculated in accordance with generally accepted accounting principles (“GAAP”). We believe this non-GAAP financial measure is relevant and useful to investors in understanding our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because it is not calculated in accordance with GAAP, this non-GAAP financial measure may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement the most directly comparable GAAP financial measure in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Years Ended November 30,
	2021	2020	2019
Housing revenues	$5,694,668	$4,150,793	$4,510,814
Housing construction and land costs	(4,466,053)	(3,365,509)	(3,683,174)
Housing gross profits	1,228,615	785,284	827,640
Add: Inventory-related charges (a)	11,953	28,669	17,291
Housing gross profits excluding inventory-related charges	1,240,568	813,953	844,931
Add: Amortization of previously capitalized interest (b)	149,354	129,330	156,114
Adjusted housing gross profits	$1,389,922	$943,283	$1,001,045
Housing gross profit margin as a percentage of housing revenues	21.6%	18.9%	18.3%
Housing gross profit margin excluding inventory-related charges as a percentage of housing revenues	21.8%	19.6%	18.7%
Adjusted housing gross profit margin as a percentage of housing revenues	24.4%	22.7%	22.2%
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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
As of November 30, 2021, we had $1.69 billion in aggregate principal amount of outstanding senior notes and no borrowings outstanding under the Credit Facility. Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”), which are listed on Exhibit 22. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes and the Credit Facility.
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

November 30, 2021
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$250,118
Inventories	4,425,531
Amounts due from Non-Guarantor Subsidiaries	323,549
Total assets	5,581,883

Liabilities and Stockholders’ Equity
Notes payable	1,682,517
Amounts due to Non-Guarantor Subsidiaries	254,717
Total liabilities	2,755,817
Stockholders’ equity	2,826,066

Year Ended November 30, 2021
Summarized Statement of Operations Data (in thousands)
Revenues	$5,451,685
Construction and land costs	(4,250,958)
Selling, general and administrative expenses	(564,112)
Interest income from non-guarantor subsidiary	20,176
Pretax income	652,763
Net income	530,963
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
We ended 2021 with total liquidity of $1.08 billion, including cash and cash equivalents and $791.4 million of available capacity under the Credit Facility. Based on our financial position as of November 30, 2021, and our positive business forecast for 2022 as discussed below under “Outlook,” we have no material concerns related to our liquidity. While the ongoing COVID-19 pandemic creates potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. Our material cash requirements include the following contractual and other obligations:
Notes Payable. We have outstanding fixed-rate notes payable with varying maturities. As of November 30, 2021, our notes payable had an aggregate principal amount of $1.70 billion, with $353.6 million payable within 12 months. Future interest payments associated with our notes payable totaled $443.6 million as of November 30, 2021, with $104.1 million payable within 12 months. Further information regarding our notes payable is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Leases. We have operating leases for certain property and equipment with an expected term at the commencement date of more than 12 months. As of November 30, 2021, the future minimum payments required under these leases totaled $32.6 million, with $10.6 million payable within 12 months. Further information regarding our leases is provided in Note 13 – Leases in the Notes to Consolidated Financial Statements in this report.

Inventory-Related Obligations. As of November 30, 2021, we had inventory-related obligations totaling $36.1 million, comprised of liabilities for inventory not owned associated with financing arrangements as discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, as well as liabilities for fixed or determinable amounts associated with tax increment financing entity (“TIFE”) assessments. Approximately $27.0 million of these inventory-related obligations are payable within 12 months. However, TIFE assessment obligations are paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.
Investments in Land and Land Development. Our investments in land and land development increased to $2.53 billion in 2021, compared to $1.69 billion in 2020. Approximately 50% of our total investments in both 2021 and 2020 related to land acquisitions. While we made strategic investments in land and land development in each of our homebuilding reporting segments during 2021 and 2020, approximately 53% and 55%, respectively, of these investments for each year were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in 2022 and beyond.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	November 30, 2021		November 30, 2020		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	23,539	$2,300,096	16,990	$1,928,500	6,549	$371,596
Southwest	12,339	875,438	12,290	688,807	49	186,631
Central	28,961	995,811	23,699	867,170	5,262	128,641
Southeast	21,929	631,484	14,059	413,005	7,870	218,479
Total	86,768	$4,802,829	67,038	$3,897,482	19,730	$905,347
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at November 30, 2021 increased from November 30, 2020, primarily due to our investments in land and land development in 2021 and an increase in the number of homes under construction. The number of lots in inventory as of November 30, 2021 included 12,434 lots under contract where the associated deposits were refundable at our discretion, compared to 10,254 of such lots at November 30, 2020, reflecting ordinary course fluctuations in the number of such contracts. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 44% at November 30, 2021 and 40% at November 30, 2020. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all of the land we had under land option contracts and other similar contracts at November 30, 2021, we estimate the remaining purchase price to be paid would be as follows: 2022 – $1.34 billion; 2023 – $318.7 million; 2024 – $51.6 million; 2025 – $78.2 million; 2026 – $1.7 million; and thereafter – $0.

Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	November 30,
	2021	2020
Total cash and cash equivalents	$290,764	$681,190
Credit Facility commitment	800,000	800,000
Borrowings outstanding under the Credit Facility	—	—
Letters of credit outstanding under the Credit Facility	(8,618)	(12,429)
Credit Facility availability	791,382	787,571
Total liquidity	$1,082,146	$1,468,761

The majority of our cash equivalents at November 30, 2021 and 2020 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	November 30,
	2021	2020	Variance
Mortgages and land contracts due to land sellers and other loans	$5,327	$4,667	$660
Senior notes	1,679,700	1,742,508	(62,808)
Total	$1,685,027	$1,747,175	$(62,148)
Our financial leverage, as measured by the ratio of debt to capital, was 35.8% at November 30, 2021, compared to 39.6% at November 30, 2020. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
On June 9, 2021, we completed the underwritten public offering of $390.0 million in aggregate principal amount of 4.00% senior notes due 2031 (“4.00% Senior Notes due 2031”) at 100% of their aggregate principal amount. Net proceeds from this offering totaled $385.2 million, after deducting the underwriting discount and our expenses relating to the offering. The 4.00% Senior Notes due 2031 will mature on June 15, 2031. On June 9, 2021, we used a portion of the net proceeds to purchase, pursuant to a tender offer that expired the previous day, $269.8 million in aggregate principal amount of our outstanding $450.0 million of 7.00% Senior Notes due 2021. We paid $274.9 million to purchase the notes and recorded a charge of $5.1 million for the early extinguishment of debt in the 2021 third quarter due to a premium paid under the tender offer and the unamortized original issue discount associated with these senior notes. On September 15, 2021, we redeemed the remaining $180.2 million in aggregate principal amount of 7.00% Senior Notes due 2021 at par value pursuant to the terms of the notes. Together, these 2021 transactions effectively extended the maturity of our senior notes by more than two years and reduced our weighted average borrowing rate by approximately 70 basis points.
LOC Facility. On August 12, 2021, we entered into an amendment to our unsecured letter of credit agreement with a financial institution (“LOC Facility”) that increased the limit of letters of credit we may issue from $50.0 million to $75.0 million and extended the expiration date from February 13, 2022 to February 13, 2025. We had $34.6 million and $29.7 million of letters of credit outstanding under the LOC Facility at November 30, 2021 and 2020, respectively.
Performance Bonds. As discussed in Note 17 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.11 billion and $897.6 million of performance bonds outstanding at November 30, 2021 and 2020, respectively.
Unsecured Revolving Credit Facility. We have an $800.0 million Credit Facility that will mature on October 7, 2023. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2021, we had no cash borrowings and $8.6 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.

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
In addition, under the Credit Facility, our investments in joint ventures and non-guarantor subsidiaries (which are shown, respectively, in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report and under “Supplemental Guarantor Financial Information” above) as of the end of each fiscal quarter cannot exceed the sum of (a) $104.8 million and (b) 20% of consolidated tangible net worth. Further, the Credit Facility does not permit our borrowing base indebtedness, which is the aggregate principal amount of our outstanding indebtedness for borrowed money and non-collateralized financial letters of credit, to be greater than our borrowing base (a measure relating to our inventory and unrestricted cash assets).
The covenants and other requirements under the Credit Facility represent the most restrictive provisions that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of November 30, 2021:

Financial Covenants and Other Requirements	Covenant Requirement			Actual
Consolidated tangible net worth	>	$2.08	billion	$2.98	billion
Leverage Ratio	<	.650		.363
Interest Coverage Ratio (a)	>	1.500		7.452
Minimum liquidity (a)	>	$119.5	million	$290.8	million
Investments in joint ventures and non-guarantor subsidiaries	<	$701.7	million	$229.5	million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a		$2.12	billion
(a)Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity, but not both. As of November 30, 2021, we met both the Interest Coverage Ratio and the minimum liquidity requirements.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2021, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $5.3 million, secured primarily by the underlying property, which had an aggregate carrying value of $20.8 million.
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. None of our unconsolidated joint ventures had outstanding debt at November 30, 2021.
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
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Years Ended November 30,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$(37,296)	$310,678	$251,042
Investing activities	(38,084)	(26,563)	(40,944)
Financing activities	(315,013)	(56,444)	(330,359)
Net increase (decrease) in cash and cash equivalents	$(390,393)	$227,671	$(120,261)
Operating Activities. Operating activities used net cash of $37.3 million in 2021 and provided net cash of $310.7 million in 2020. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Net cash used in operating activities in 2021 mainly reflected a net increase in inventories of $897.8 million and a net increase in receivables of $32.0 million, partly offset by net income of $564.7 million and a net increase in accounts payable, accrued expenses and other liabilities of $181.6 million. Net cash provided by operating activities in 2020 primarily reflected net income of $296.2 million, a net decrease in receivables of $59.3 million, largely due to an income tax refund received, and a net increase in accounts payable, accrued expenses and other liabilities of $4.1 million, partly offset by a net increase in inventories of $183.2 million.
Investing Activities. Investing activities used net cash of $38.1 million in 2021 and $26.6 million in 2020. Our uses of cash in 2021 included $39.4 million for net purchases of property and equipment and $11.5 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $12.8 million return of investments in unconsolidated joint ventures. In 2020, the net cash used in investing activities included $28.8 million for net purchases of property and equipment and $10.4 million for contributions to unconsolidated joint ventures. These uses of cash were partly offset by a $12.7 million return of investments in unconsolidated joint ventures.
Financing Activities. In 2021, the year-over-year change in net cash used in financing activities was mainly due to financing transactions we completed during the year. In 2021, cash was used for the repayment of $450.0 million in aggregate principal amount of our 7.00% Senior Notes due 2021, stock repurchases totaling $188.2 million, dividend payments on our common stock of $54.1 million, tax payments associated with stock-based compensation awards of $12.3 million, payments of debt issuance costs of $4.8 million and payments on mortgages and land contracts due to land sellers and other loans of $2.3 million. The cash used was partially offset by cash provided from our public offering of $390.0 million in aggregate principal amount of 4.00% Senior Notes due 2031 and $11.7 million of issuances of common stock under employee stock plans. In 2020, net cash was used for dividend payments on our common stock of $38.1 million, payments on mortgages and land contracts due to land sellers and other loans of $24.9 million, and tax payments associated with stock-based compensation awards of $9.5 million. Partially offsetting these uses of cash was $16.1 million of cash provided by issuances of common stock under employee stock plans.

Dividends. Our board of directors declared four quarterly cash dividends of $.15 per share of common stock in 2021. In 2020, our board of directors declared quarterly cash dividends of $.09 per share of common stock in the first, second and third quarters. In the 2020 fourth quarter, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.15 per share and declared a quarterly cash dividend at the new higher rate. Cash dividends declared and paid during the years ended November 30, 2021 and 2020 totaled $.60 and $.42 per share of common stock, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Share Repurchase Program. On July 8, 2021, our board of directors authorized us to repurchase up to 5,000,000 shares of our outstanding common stock. This authorization reaffirmed and incorporated the then-current balance of 2,193,947 shares that remained under a prior board-approved share repurchase program. In 2021, we repurchased 4,668,600 shares of our common stock on the open market pursuant to this authorization at a total cost of $188.2 million. Repurchases under the remaining authorization of 331,400 shares may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market and business conditions and other factors. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors and does not obligate us to purchase any additional shares.
Unrelated to the common stock repurchase program, our board of directors authorized in 2014 the repurchase of no more than 680,000 shares of our outstanding common stock solely as necessary for director compensation elections with respect to settling outstanding stock appreciation rights awards (“Director Plan SARs”) granted under our Non-Employee Directors Compensation Plan (“Director Plan”). As of November 30, 2021, we have not repurchased any shares pursuant to the board of directors authorization.
While the ongoing COVID-19 pandemic has created uncertainty as to general economic conditions for 2022 and beyond, as of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. In 2022, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding the COVID-19 pandemic, which could materially and negatively affect our business and the housing market, our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions, as well as moderated investor and/or lender interest or capacity and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. Further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity is provided above under Item 1A – Risk Factors in this report.
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
Homebuilding Revenue Recognition. We recognize homebuilding revenue by applying the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy a performance obligation.
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
Inventories and Cost of Sales. Housing and land inventories are stated at cost, unless the carrying value is determined not to be recoverable, in which case the affected inventories are written down to fair value or fair value less associated costs to sell. Fair value is determined based on estimated future net cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques. Due to uncertainties in the estimation process and other factors beyond our control, it is possible that actual results could differ from those estimated. Other than model homes, our inventories typically do not consist of completed unsold homes. However, as discussed above under Item 1 – Business in this report, we may have unsold completed or partially completed homes in our inventory.
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
In determining a portion of the construction and land costs recognized for each period, we rely on project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, construction resource shortages, increases in costs that have not yet been committed, changes in governmental requirements, unforeseen environmental hazards or other unanticipated issues encountered during construction and other factors beyond our control. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and homebuilding gross profits in a particular reporting period. To reduce the potential for such distortion, we have set forth procedures that collectively comprise a critical accounting policy. These procedures, which we have applied on a consistent basis, include assessing, updating and revising project budgets on a monthly basis, obtaining commitments to the extent possible from independent contractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most current information available to estimate construction and land costs to be charged to expense. Variances to the budgeted costs after an estimate has been charged to expense that are related to project costs are generally allocated on a relative fair value basis to the remaining homes to be delivered within the community or land parcel, while such variances related to direct construction costs are generally expensed as incurred. The variances between budgeted and actual costs have historically not been material to our consolidated financial statements. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.
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
We evaluated one, 11 and 21 communities or land parcels for recoverability as of November 30, 2021, 2020 and 2019, respectively. The carrying values of those communities or land parcels evaluated as of November 30, 2021, 2020 and 2019 were $29.9 million, $123.4 million and $207.7 million, respectively. The higher number and corresponding carrying value of communities or land parcels evaluated as of November 30, 2020 and 2019 reflected the then-current conditions and trends in the markets where the communities are located, as well as certain communities or land parcels previously held for future development that were reactivated as part of our efforts to improve our asset efficiency.
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
The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2021	2020	2019
Inventory impairments:
Number of communities or land parcels written down to fair value	2	10	8
Pre-impairment carrying value of communities or land parcels written down to fair value	$27,923	$69,211	$41,160
Inventory impairment charges	(9,903)	(22,723)	(14,031)
Post-impairment fair value	$18,020	$46,488	$27,129
Land option contract abandonments charges	$2,050	$5,946	$3,260
The inventory impairment charges in 2021, 2020 and 2019 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
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
We record an inventory impairment charge on a community or land parcel that is active or held for future development when indicators of potential impairment exist and the carrying value of the real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily determined based on the estimated future net cash flows discounted for inherent risk associated with each such asset, or other valuation techniques. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected real estate asset and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and volume of homes delivered. The discount rates used in our estimated discounted cash flows ranged from 18% - 19% in 2021, 17% - 18% in 2020, and 17% during 2019. The discount rates we used were impacted by one or more of the following at the time the calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located.
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
As of November 30, 2021, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $87.7 million, representing 11 communities and various other land parcels. As of November 30, 2020, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $113.1 million, representing 16 communities and various other land parcels.
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
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2021 within five years. The following table presents as of November 30, 2021 and 2020, respectively, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
2021	$2,646.3	55%	$1,961.3	41%	$176.5	4%	$18.7	—%	$4,802.8
2020	1,893.9	49	1,843.8	47	140.7	4	19.1	—	3,897.5
The inventory balances in the 0-2 years and 3-5 years categories were located throughout all of our homebuilding reporting segments, though mostly in our West Coast, Southwest and Central segments. These categories collectively represented 96% of our total inventories as of November 30, 2021 and November 30, 2020. The inventory balances in the 6-10 years and greater than 10 years categories were primarily located in our Central and Southeast segments, and together totaled $195.2 million at November 30, 2021, compared to $159.8 million at November 30, 2020. The year-over-year increase mainly reflected larger land positions in the Central and Southeast homebuilding reporting segments acquired during 2021, partly offset by our decisions to accelerate the overall timing for selling, building and delivering homes through community reactivations and generally favorable market conditions. The inventories in the 6-10 years and greater than 10 years categories as of November 30, 2021 were mostly comprised of active, multi-phase communities with large remaining land positions. As of November 30, 2020, such inventories also included certain land held for future development.
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
We believe the carrying value of our inventory balance as of November 30, 2021 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, including, among other things, from ongoing negative effects of the COVID-19 pandemic and related COVID-19 control responses, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
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
Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. Based on this assessment, we may from time to time adjust our warranty accrual rates, which would be applied on a prospective basis to homes delivered. Although adjustments to the accrual rates are generally infrequent, they may be necessary when actual warranty expenditures have increased or decreased on a sustained basis, as was the case in recent years when we reduced our warranty accrual rates to reflect favorable trends in our warranty expenditures. Based on our assessment, we may also make adjustments to our previously recorded accrued warranty liability. Such adjustments are recorded in the period in which the change in estimate occurs. During 2021, 2020 and 2019, we made adjustments to reduce our accrued warranty liability by $4.0 million, $3.6 million and $5.6 million, respectively. While we believe we may face increased future home warranty and construction defect claims associated with replacing or servicing substitute products or materials used in some instances to address supply shortages in certain served markets or communities, as discussed above under Item 1A - Risk Factors in this report, as of the date of this report, we have not made any adjustments to our accrued liabilities associated with this potential risk. We have not made any material changes in the methodology used to establish our accrued warranty liability during 2021, 2020 and 2019. Our accrued warranty liability is presented on a gross basis for all years without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.
While we believe the warranty liability currently reflected in our consolidated balance sheets to be adequate, unanticipated changes or developments in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes or customer service practices and/or our warranty claims experience could have a significant impact on our actual warranty costs in future periods and such amounts could differ significantly from our current estimates. A 10% change in the historical warranty rates used to estimate our accrued warranty liability would not result in a material change in our accrual.
Self-Insurance. We maintain, and require the majority of our independent contractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. In Arizona, California, Colorado and Nevada, our contractors’ general liability insurance primarily takes the form of a wrap-up policy under a program where eligible independent contractors are enrolled as insureds on each community. Enrolled contractors contribute toward the cost of the insurance and agree to pay a contractual amount in the future if there is a claim related to their work.
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
The amount of our self-insurance liability is based on an analysis performed by a third-party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim may be made, and the ultimate resolution of any such construction defect claim. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported. Therefore, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. During 2021, we recorded adjustments to increase our previously recorded liabilities by $6.8 million. In 2020 and 2019, we recorded adjustments to reduce our previously recorded liabilities by $4.0 million and $2.5 million, respectively. The adjustments in 2021, 2020 and 2019 resulted from changes in estimates due to actual claims experience differing from previous actuarial projections and, in turn, impacting actuarial estimates for existing and potential future claims. We have not made any material changes in our methodology used to establish our self-insurance liabilities during 2021, 2020 or 2019.
The projection of losses related to these liabilities requires the use of actuarial assumptions. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. A 10% increase in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in increases of approximately $26.7 million in our liability and approximately $10.2 million in our receivable as of November 30, 2021, and additional expense of approximately $16.5 million for 2021. A 10% decrease in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in decreases of approximately $24.8 million in our liability and approximately $7.6 million in our receivable as of November 30, 2021, and a reduction to expense of approximately $17.2 million for 2021.
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
INFLATION
The impact of inflation on us is reflected in increased costs for land, land development, construction, and overhead. Inflation may also raise our financing costs. We generally enter into contracts to acquire land a significant period of time before development and sales efforts commence. Accordingly, to the extent land acquisition costs are fixed, subsequent increases or decreases in our home selling prices will affect our profits. As the selling price of each of our homes is fixed at the time a buyer enters into a home purchase contract, and because we generally commence construction of a home only after we have a signed purchase contract with a homebuyer, any construction-related cost inflation can result in lower housing gross profit margins. In order to help moderate that effect, we typically enter into fixed-price contracts with our larger trade partners and building material suppliers for specified periods of time.
RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements are discussed in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
OUTLOOK
We believe several long-term housing market fundamental factors will remain positive in 2022, including favorable demographics, a housing supply-demand imbalance resulting from a decade-plus underproduction of new homes in relation to population growth, a limited supply of resale homes available for sale and relatively low mortgage loan interest rates. We believe our highly customer-centric, personalized approach to homebuilding and operational capabilities will enable us to effectively adapt to evolving buyer preferences and needs and, together with an expected year-over-year increase in our community count, drive further growth in our results in 2022, subject to business conditions and other factors described in this report.

Our present 2022 outlook is as follows:
2022 First Quarter –
•We expect to generate housing revenues in the range of $1.43 billion to $1.53 billion, an increase from $1.14 billion in the corresponding period of 2021, and anticipate our average selling price to be approximately $472,000, compared to $397,100 in the year-earlier period.
•We expect our homebuilding operating income margin will be approximately 12.0%, assuming no inventory-related charges, up from 10.4% for the year-earlier quarter.
◦We expect our housing gross profit margin to be in the range of 22.0% to 22.6%, assuming no inventory-related charges, compared to 21.1% for the corresponding 2021 quarter.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 10.4%, an improvement of 30 basis points from the 2021 first quarter.
•We expect the effective tax rate will be approximately 25%, excluding any favorable impacts from federal tax credits for building energy-efficient homes. The effective tax rate for the year-earlier quarter was approximately 21%.
•We expect our ending community count will be relatively flat sequentially and represent the likely low point for 2022, and expect our average community count to decline by a low single-digit percentage from the 2021 first quarter.
2022 Full Year –
•We expect our housing revenues to be in the range of $7.20 billion to $7.60 billion, an increase of 30% at the mid-point of the range, from $5.69 billion in 2021, and anticipate our average selling price to be in the range of $480,000 to $490,000, an increase of between 14% and 16% from 2021.
•We expect our homebuilding operating income margin to be in the range of 15.7% to 16.5%, assuming no inventory-related charges, compared to 11.8% for 2021.
◦We expect our housing gross profit margin to be in the range of 25.4% to 26.2%, assuming no inventory-related charges, compared to 21.8% for 2021, reflecting sequential expansion beginning in the second quarter.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.4% to 9.9%, compared to 10.1% in the prior year.
•We expect the effective tax rate will be approximately 25%, assuming no federal energy tax credit extension is enacted. The effective tax rate for 2021 was approximately 19%, which reflected the favorable effect of federal tax credits we earned primarily from building energy-efficient homes.
•We expect our ending community count will increase 20% to 25% from 2021.
•We expect our return on equity to be in excess of 26%, an improvement of more than 600 basis points compared to 19.9% for 2021.
We believe we are well-positioned for 2022 due to, among other things, our strong backlog, planned new community openings, investments in land and land development and current positive economic and demographic trends, to varying degrees, in many of our served markets.
However, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regards to housing and mortgage loan financing policies). In particular, we and other residential construction firms continue to experience services and supply constraints and rising and volatile raw material prices, particularly for lumber. Although we continue to work with our suppliers and trade partners to resolve these issues, we believe they will generally persist into 2022 and potentially throughout the year. Continued supply chain disruptions, construction services and building material shortages, and delays with respect to state and municipal construction permitting, inspections and utilities could further extend our construction cycle times, delay our new community openings and intensify construction-related cost pressures beyond our experience in 2021. In addition, consumer demand for our homes and our ability to grow our scale, revenues, net orders, backlog and returns in 2022 could be materially and negatively affected by persistent inflation in the U.S. economy, the severity of the ongoing COVID-19 pandemic and related COVID-19 control responses (including new or more restrictive “stay-at-home” orders and other new or revised public health requirements recommended or imposed by federal, state and local authorities), and/or other factors that cause mortgage loan interest rates to increase or that temper mortgage loan availability, employment or income levels or consumer confidence in the U.S. or in our served markets. The potential effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance should not be considered indicative of our future results on any metric or set of metrics.
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
•the availability and cost of land in desirable areas and our ability to timely develop acquired land parcels and open new communities;
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
The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our long-term fixed rate debt obligations as of November 30, 2021 and 2020 (dollars in thousands):

	As of November 30, 2021 and for the Years Ending November 30,							Fair Value at November 30, 2021
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt
Fixed Rate	$350,000	$350,000	$—	$—	$—	$990,000	$1,690,000	$1,796,500
Weighted Average Effective Interest Rate	7.7%	7.5%	—%	—%	—%	5.3%	6.2%

	As of November 30, 2020 and for the Years Ending November 30,							Fair Value at November 30, 2020
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt
Fixed Rate	$—	$800,000	$350,000	$—	$—	$600,000	$1,750,000	$1,924,250
Weighted Average Effective Interest Rate	—%	7.4%	7.5%	—%	—%	6.0%	7.0%

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2021	2020	2019
Total revenues	$5,724,930	$4,183,174	$4,552,747
Homebuilding:
Revenues	$5,705,029	$4,167,702	$4,537,658
Construction and land costs	(4,469,311)	(3,380,451)	(3,708,928)
Selling, general and administrative expenses	(574,376)	(470,779)	(497,350)
Operating income	661,342	316,472	331,380
Interest income	1,049	2,554	2,158
Equity in income (loss) of unconsolidated joint ventures	(405)	12,474	(1,549)
Loss on early extinguishment of debt	(5,075)	—	(6,800)
Homebuilding pretax income	656,911	331,500	325,189
Financial services:
Revenues	19,901	15,472	15,089
Expenses	(5,055)	(4,083)	(4,333)
Equity in income of unconsolidated joint ventures	23,589	21,154	12,230
Financial services pretax income	38,435	32,543	22,986
Total pretax income	695,346	364,043	348,175
Income tax expense	(130,600)	(67,800)	(79,400)
Net income	$564,746	$296,243	$268,775
Earnings per share:
Basic	$6.22	$3.26	$3.04
Diluted	$6.01	$3.13	$2.85
Weighted average shares outstanding:
Basic	90,401	90,464	87,996
Diluted	93,587	94,086	93,838
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended November 30,
	2021	2020	2019
Net income	$564,746	$296,243	$268,775
Other comprehensive income (loss):
Postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the period	2,664	(8,412)	(10,268)
Amortization of net actuarial loss	1,575	963	218
Amortization of prior service cost	86	425	1,556
Settlement loss	—	—	356
Other comprehensive income (loss) before tax	4,325	(7,024)	(8,138)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,168)	1,897	2,197
Other comprehensive income (loss), net of tax	3,157	(5,127)	(5,941)
Comprehensive income	$567,903	$291,116	$262,834
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2021	2020
Assets
Homebuilding:
Cash and cash equivalents	$290,764	$681,190
Receivables	304,191	272,659
Inventories	4,802,829	3,897,482
Investments in unconsolidated joint ventures	36,088	46,785
Property and equipment, net	76,313	65,547
Deferred tax assets, net	177,378	231,067
Other assets	104,153	125,510
	5,791,716	5,320,240
Financial services	44,202	36,202
Total assets	$5,835,918	$5,356,442

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$371,826	$273,368
Accrued expenses and other liabilities	756,905	667,501
Notes payable	1,685,027	1,747,175
	2,813,758	2,688,044
Financial services	2,685	2,629
Stockholders’ equity:
Preferred stock — $1.00 par value; 10,000,000 shares authorized; none issued	—	—
Common stock —$1.00 par value; 290,000,000 shares authorized at November 30, 2021 and 2020; 100,711,153 and 99,868,625 shares issued at November 30, 2021 and 2020, respectively	100,711	99,869
Paid-in capital	848,620	824,306
Retained earnings	2,379,364	1,868,896
Accumulated other comprehensive loss	(19,119)	(22,276)
Grantor stock ownership trust, at cost: 6,705,247 and 7,124,317 shares at November 30, 2021 and 2020, respectively	(72,718)	(77,265)
Treasury stock, at cost: 5,785,058 and 1,106,537 shares at November 30, 2021 and 2020, respectively	(217,383)	(27,761)
Total stockholders’ equity	3,019,475	2,665,769
Total liabilities and stockholders’ equity	$5,835,918	$5,356,442
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2021, 2020 and 2019
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2018	119,196	(8,157)	(24,113)	$119,196	$753,570	$1,897,168	$(9,565)	$(88,472)	$(584,397)	$2,087,500
Cumulative effect of adoption of ASC 606	—	—	—	—	—	11,610	—	—	—	11,610
Net income	—	—	—	—	—	268,775	—	—	—	268,775
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,941)	—	—	(5,941)
Dividends on common stock	—	—	—	—	—	(20,370)	—	—	—	(20,370)
Employee stock options/other	2,341	—	—	2,341	28,183	—	—	—	—	30,524
Stock awards	56	526	27	56	(6,111)	—	—	5,714	341	—
Stock-based compensation	—	—	—	—	18,312	—	—	—	—	18,312
Tax payments associated with stock-based compensation awards	—	—	(270)	—	—	—	—	—	(7,288)	(7,288)
Balance at November 30, 2019	121,593	(7,631)	(24,356)	121,593	793,954	2,157,183	(15,506)	(82,758)	(591,344)	2,383,122
Cumulative effect of adoption of ASC 842	—	—	—	—	—	1,510	—	—	—	1,510
Reclassification of stranded tax effects	—	—	—	—	—	1,643	(1,643)	—	—	—
Net income	—	—	—	—	—	296,243	—	—	—	296,243
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,127)	—	—	(5,127)
Dividends on common stock	—	—	—	—	—	(38,065)	—	—	—	(38,065)
Employee stock options/other	1,696	—	17	1,696	13,941	—	—	—	421	16,058
Stock awards	68	507	(15)	68	(5,120)	—	—	5,493	(441)	—
Stock-based compensation	—	—	—	—	21,531	—	—	—	—	21,531
Tax payments associated with stock-based compensation awards	—	—	(241)	—	—	—	—	—	(9,503)	(9,503)
Retirement of treasury stock	(23,488)	—	23,488	(23,488)	—	(549,618)	—	—	573,106	—
Balance at November 30, 2020	99,869	(7,124)	(1,107)	99,869	824,306	1,868,896	(22,276)	(77,265)	(27,761)	2,665,769
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(226)	—	—	—	(226)
Net income	—	—	—	—	—	564,746	—	—	—	564,746
Other comprehensive income, net of tax	—	—	—	—	—	—	3,157	—	—	3,157
Dividends on common stock	—	—	—	—	—	(54,052)	—	—	—	(54,052)
Employee stock options/other	798	—	—	798	10,891	—	—	—	—	11,689
Stock awards	44	419	199	44	(15,481)	—	—	4,547	10,890	—
Stock-based compensation	—	—	—	—	28,904	—	—	—	—	28,904
Stock repurchases	—	—	(4,669)	—	—	—	—	—	(188,175)	(188,175)
Tax payments associated with stock-based compensation awards	—	—	(208)	—	—	—	—	—	(12,337)	(12,337)
Balance at November 30, 2021	100,711	(6,705)	(5,785)	$100,711	$848,620	$2,379,364	$(19,119)	$(72,718)	$(217,383)	$3,019,475
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2021	2020	2019
Cash flows from operating activities:
Net income	$564,746	$296,243	$268,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(23,184)	(33,628)	(10,681)
Distributions of earnings from unconsolidated joint ventures	18,511	35,649	6,450
Amortization of discounts, premiums and issuance costs	2,852	2,498	4,426
Depreciation and amortization	28,640	28,396	27,158
Deferred income taxes	53,767	50,304	73,303
Loss on early extinguishment of debt	5,075	—	6,800
Stock-based compensation	28,904	21,531	18,312
Inventory impairments and land option contract abandonments	11,953	28,669	17,291
Changes in assets and liabilities:
Receivables	(32,014)	59,257	44,428
Inventories	(897,750)	(183,233)	(165,347)
Accounts payable, accrued expenses and other liabilities	181,625	4,091	(40,583)
Other, net	19,579	901	710
Net cash provided by (used in) operating activities	(37,296)	310,678	251,042
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(11,523)	(10,373)	(11,290)
Return of investments in unconsolidated joint ventures	12,838	12,651	5,001
Proceeds from sale of building	—	—	5,804
Purchases of property and equipment, net	(39,399)	(28,841)	(40,459)
Net cash used in investing activities	(38,084)	(26,563)	(40,944)
Cash flows from financing activities:
Proceeds from issuance of debt	390,000	—	705,250
Repayment of senior notes	(455,075)	—	(986,231)
Payment of issuance costs	(4,813)	—	(11,128)
Borrowings under revolving credit facility	340,000	—	610,000
Repayments under revolving credit facility	(340,000)	—	(610,000)
Payments on mortgages and land contracts due to land sellers and other loans	(2,250)	(24,934)	(41,116)
Issuance of common stock under employee stock plans	11,689	16,058	30,524
Stock repurchases	(188,175)	—	—
Tax payments associated with stock-based compensation awards	(12,337)	(9,503)	(7,288)
Payments of cash dividends	(54,052)	(38,065)	(20,370)
Net cash used in financing activities	(315,013)	(56,444)	(330,359)
Net increase (decrease) in cash and cash equivalents	(390,393)	227,671	(120,261)
Cash and cash equivalents at beginning of year	682,529	454,858	575,119
Cash and cash equivalents at end of year	$292,136	$682,529	$454,858
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Operations. KB Home is a builder of attached and detached single-family residential homes, townhomes and condominiums. As of November 30, 2021, we conducted ongoing operations in Arizona, California, Colorado, Florida, Idaho, Nevada, North Carolina, Texas and Washington. We also offer various insurance products to our homebuyers in the same markets as our homebuilding reporting segments, and provide title services in the majority of our markets located within our Southwest, Central and Southeast homebuilding reporting segments. We offer mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, which is an unconsolidated joint venture between us and a third party.
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
Impact of COVID-19 Pandemic on Consolidated Financial Statements. The COVID-19 pandemic and related governmental control measures considerably disrupted global and national economies, the U.S. housing market, and our business during the 2020 second quarter. Amid extraordinary economic impacts; a sudden rise in unemployment; significant stock market and secondary market volatility; uncertainty about how to effectively contain COVID-19’s spread; weakened consumer confidence; and our swift closing of our sales centers, model homes and design studios to the public, we saw a drastic decrease in demand for new homes (including homes ordered in the 2020 first quarter) and our order pace slowed significantly. Along with a considerable increase in home purchase cancellations, we experienced a sizable reduction in our 2020 second quarter net orders. Further, our construction activities were restricted in many jurisdictions, and completely shut down in some of them, and together with the reduced availability or capacity of some municipal and private services necessary to build and deliver homes, and supply chain disruptions, our cycle times became extended. This caused home delivery delays during most of the 2020 second quarter, which tempered our revenues for the period. With the uncertainty surrounding the COVID-19 pandemic, and in prioritizing cash preservation and liquidity, we limited our land investments and curtailed our overhead expenditures, partly through workforce realignment and reductions. As a result, our selling, general and administrative expenses for the 2020 second quarter included severance charges of $6.7 million.
With the easing to varying degrees of restrictive public health orders in our served markets beginning in May 2020, our net orders began to rebound significantly following a low point in April 2020, as steadily increasing demand drove our 2020 third- and fourth-quarter net orders to then-15-year highs. Though this sharp rise in net orders over these periods substantially expanded the number of homes in our backlog as well as our backlog value, our deliveries and revenues for the 2020 third and fourth quarters were moderated primarily by the negative effects of the COVID-19 pandemic in our 2020 second quarter. In 2021, while the pandemic persisted, demand for our homes remained strong, and our ending backlog value at November 30, 2021 expanded to its highest fourth-quarter level since 2005. With the ongoing strong demand, we continued to increase our land acquisition and development investments in 2021, as we did in the latter part of 2020, to measurably expand our lot pipeline and support future community count growth.
While we continue to experience construction services availability constraints, supply chain disruptions and rising and volatile raw material prices and availability, particularly with respect to building materials and appliances, as well as delays related to state and municipal construction permitting, inspections and utilities, that could negatively impact our growth, margins and financial results in future periods, and there remains a risk that significant COVID-19 pandemic-related disruptions could emerge, we believe we are well-positioned to operate effectively through the present environment.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $15.4 million at November 30, 2021 and $508.5 million at November 30, 2020. At November 30, 2021 and 2020, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Receivables. We record receivables net of an allowance for doubtful accounts. This allowance for potential losses is established or maintained for expected uncollectible receivables. The allowance is estimated based on our evaluation of the receivables, taking into account historical collection experience, general economic conditions, specific credit risk of the counterparties and other relevant information.
Property and Equipment and Depreciation. Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows: computer software and equipment – two to 15 years; model furnishings and sales office improvements – two to three years; office furniture and equipment – three to 10 years; and leasehold improvements – life of the lease. Repair and maintenance costs are expensed as incurred. Depreciation expense totaled $28.6 million in 2021, $28.4 million in 2020 and $27.2 million in 2019.
Homebuilding Operations. We recognize homebuilding revenue by applying the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy a performance obligation.
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
Land sale transactions are made pursuant to contracts under which we typically have a performance obligation(s) to deliver specified land parcels to the buyer when closing conditions are met. We evaluate each land sale contract to determine our performance obligation(s) under the contract, including whether we have a distinct promise to perform post-closing land development work that is material within the context of the contract, and use objective criteria to determine our completion of the applicable performance obligation(s), whether at a point in time or over time. Revenues from land sales are recognized when we have satisfied the performance obligation(s) within the sales contract, which is generally when title to and possession of the land and the risks and rewards of ownership are transferred to the land buyer on the closing date. Under our land sale contracts, we typically receive an initial cash deposit from the buyer at the time the contract is executed and receive the remaining consideration to which we are entitled, through a third-party escrow agent, at closing. In the limited circumstances where we provide financing to the land buyer, we determine that collectability of the receivable is reasonably assured before we recognize revenue.
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

Disaggregation of Revenues. Our homebuilding operations accounted for 99.7% and 99.6% of our total revenues for the years ended November 30, 2021 and 2020, with most of those revenues generated from home sale contracts with customers. Due to the nature of our revenue-generating activities, we believe the disaggregation of revenues as reported in our consolidated statement of operations, and as disclosed by homebuilding reporting segment in Note 2 – Segment Information and for our financial services reporting segment in Note 3 – Financial Services, fairly depicts how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
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
Financial Services Operations. Our financial services reporting segment, which includes the operations of KB HOME Mortgage Company, generates revenues primarily from insurance commissions and title services. Revenues from title services are recognized when policies are issued, which generally occurs at the time each applicable home sale is closed. We receive commissions from various third-party insurance carriers for arranging for the carriers to provide homeowner and other insurance policies for our homebuyers that elect to obtain such coverage. In addition, each time a homebuyer renews their insurance policy with the insurance carrier, we receive a renewal commission. Revenues from insurance commissions are recognized when the insurance carrier issues an initial insurance policy to our homebuyer, which generally occurs at the time each applicable home sale is closed. As our performance obligations for policy renewal commissions are satisfied upon issuance of the initial insurance policy, insurance commissions for renewals are considered variable consideration. Accordingly, we estimate the probable future renewal commissions when an initial policy is issued and record a corresponding contract asset and insurance commission revenues. We estimate the amount of variable consideration based on historical renewal trends and constrain the estimate such that it is probable that a significant reversal of cumulative recognized revenue will not occur. We also consider the likelihood and magnitude of a potential future reversal of revenue and update our assessment at the end of each reporting period. The contract assets for estimated future renewal commissions are included in other assets within our financial services reporting segment.
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
Advertising Costs. We expense advertising costs as incurred. We incurred advertising costs of $28.0 million in 2021, $29.3 million in 2020 and $43.6 million in 2019.
Legal Fees. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized to inventories in our consolidated balance sheets as incurred. We expensed legal fees of $11.5 million in 2021, $11.6 million in 2020 and $16.7 million in 2019.
Stock-Based Compensation. We measure and recognize compensation expense associated with our grant of equity-based awards at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. We estimate the fair value of stock options and Director Plan SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. We estimate the fair value of other equity-based awards using the closing price of our common stock on the grant date. For PSUs, we recognize compensation expense ratably over the vesting period when it is probable that stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change. We account for forfeitures of equity-based awards as they occur.
Income Taxes. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. This evaluation is based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related deferred tax assets become deductible. The value of deferred tax assets in our consolidated balance sheets depends on applicable income tax rates.
Accumulated Other Comprehensive Loss. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2021 and 2020 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss related to our benefit plan obligations. Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured.
Earnings Per Share. We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at November 30, 2021, 2020 or 2019.
Adoption of New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue guidance in Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific revenue and cost guidance in the accounting standards codification, including some cost guidance related to construction-type and production-type contracts. ASU 2014-09 and its related amendments collectively resulted in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On December 1, 2018, we adopted ASC 606, using the modified retrospective method applied to contracts that were not completed as of the adoption date. Upon the adoption of ASC 606, we recorded a cumulative effect adjustment to increase beginning retained earnings by $11.6 million, net of tax, as of December 1, 2018.
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
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2019 Tax Cuts and Jobs Act (“TCJA”), and requires certain disclosures about stranded tax effects. We adopted ASU 2018-02 effective December 1, 2019 and elected to reclassify the income tax effects of the TCJA from accumulated other comprehensive loss to retained earnings, which resulted in an increase of $1.6 million to both retained earnings and accumulated other comprehensive loss, with no impact on total stockholders’ equity. Amounts for prior reporting periods have not been adjusted and continue to be presented under the accounting guidance in effect for those periods.
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
Recent Accounting Pronouncements Not Yet Adopted. In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification Topic 740, “Income

Taxes” (“ASC 740”), and clarifies certain aspects of ASC 740 to promote consistency among reporting entities.  ASU 2019-12 is effective for us beginning December 1, 2021. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.  We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We plan to adopt ASU 2020-04 and ASU 2021-01 when LIBOR is discontinued. We are currently evaluating the potential impact of adopting this guidance, but do not expect it to have a material impact on our consolidated financial statements.
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
As of November 30, 2021, our homebuilding reporting segments conducted ongoing operations in the following states:

West Coast:	California, Idaho and Washington
Southwest:	Arizona and Nevada
Central:	Colorado and Texas
Southeast:	Florida and North Carolina
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
We offer mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, an unconsolidated joint venture we initially formed with Stearns, with each party having a 50.0% ownership interest and Stearns providing management oversight of KBHS’ operations. On March 1, 2021, Guaranteed Rate acquired the parent company of Stearns. In October 2021, Stearns was renamed as GR Alliance. We are not aware of any significant changes with respect to GR Alliance or its operations as a result of the transaction being completed. The financial services reporting segment is separately reported in our consolidated financial statements.
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Years Ended November 30,
	2021	2020	2019
Revenues:
West Coast	$2,552,382	$1,748,582	$1,912,146
Southwest	965,139	796,810	764,816
Central	1,503,857	1,192,869	1,267,892
Southeast	683,651	429,441	592,804
Total	$5,705,029	$4,167,702	$4,537,658

Pretax income (loss):
West Coast	$345,714	$151,039	$178,078
Southwest	186,351	133,386	111,016
Central	200,159	128,802	126,304
Southeast	77,663	22,950	18,550
Corporate and other	(152,976)	(104,677)	(108,759)
Total	$656,911	$331,500	$325,189

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$62	$12,972	$(851)
Southwest	(466)	(497)	(697)
Central	—	—	—
Southeast	(1)	(1)	(1)
Total	$(405)	$12,474	$(1,549)

Inventory impairment and land option contract abandonment charges:
West Coast	$11,046	$21,941	$15,567
Southwest	536	570	408
Central	131	5,520	848
Southeast	240	638	468
Total	$11,953	$28,669	$17,291

	November 30,
	2021	2020
Inventories:
West Coast	$2,300,096	$1,928,500
Southwest	875,438	688,807
Central	995,811	867,170
Southeast	631,484	413,005
Total	$4,802,829	$3,897,482

	November 30,
	2021	2020
Investments in unconsolidated joint ventures:
West Coast	$33,576	$42,762
Southwest	—	1,516
Central	—	—
Southeast	2,512	2,507
Total	$36,088	$46,785
Assets:
West Coast	$2,520,374	$2,057,362
Southwest	938,300	738,765
Central	1,168,242	998,612
Southeast	684,752	448,388
Corporate and other	480,048	1,077,113
Total	$5,791,716	$5,320,240
Note 3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2021	2020	2019
Revenues
Insurance commissions	$10,486	$8,589	$8,662
Title services	9,415	6,883	6,421
Interest income	—	—	6
Total	19,901	15,472	15,089
Expenses
General and administrative	(5,055)	(4,083)	(4,333)
Operating income	14,846	11,389	10,756
Equity in income of unconsolidated joint ventures	23,589	21,154	12,230
Pretax income	$38,435	$32,543	$22,986

	November 30,
	2021	2020
Assets
Cash and cash equivalents	$1,372	$1,339
Receivables	2,166	1,988
Investments in unconsolidated joint ventures	16,317	10,978
Other assets (a)	24,347	21,897
Total assets	$44,202	$36,202
Liabilities
Accounts payable and accrued expenses	$2,685	$2,629
Total liabilities	$2,685	$2,629
(a)Other assets at November 30, 2021 and 2020 included $24.1 million and $21.5 million, respectively, of contract assets for estimated future renewal commissions.

Note 4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2021	2020	2019
Numerator:
Net income	$564,746	$296,243	$268,775
Less: Distributed earnings allocated to nonvested restricted stock	(253)	(197)	(123)
Less: Undistributed earnings allocated to nonvested restricted stock	(2,366)	(1,329)	(1,505)
Numerator for basic earnings per share	562,127	294,717	267,147
Effect of dilutive securities:
Interest expense and amortization of debt issuance costs associated with convertible senior notes, net of taxes	—	—	541
Add: Undistributed earnings allocated to nonvested restricted stock	2,366	1,329	1,505
Less: Undistributed earnings reallocated to nonvested restricted stock	(2,286)	(1,278)	(1,412)
Numerator for diluted earnings per share	$562,207	$294,768	$267,781

Denominator:
Weighted average shares outstanding — basic	90,401	90,464	87,996
Effect of dilutive securities:
Share-based payments	3,186	3,622	4,415
Convertible senior notes	—	—	1,427
Weighted average shares outstanding — diluted	93,587	94,086	93,838
Basic earnings per share	$6.22	$3.26	$3.04
Diluted earnings per share	$6.01	$3.13	$2.85
In 2021 and 2020, no outstanding stock options were excluded from the diluted earnings per share calculation. In 2019, outstanding stock options to purchase a nominal amount of common stock were excluded from the diluted earnings per share calculation because the effect of their inclusion would be antidilutive. The diluted earnings per share calculation for the year ended November 30, 2019 included the dilutive effect of our 1.375% convertible senior notes due 2019 based on the number of days they were outstanding during the period. We repaid those notes at their February 1, 2019 maturity.
Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

Note 5.    Receivables
Receivables consisted of the following (in thousands):

	November 30,
	2021	2020
Due from utility companies, improvement districts and municipalities (a)	$151,284	$105,700
Recoveries related to self-insurance and other legal claims	95,063	82,018
Refundable deposits and bonds	13,681	10,897
Income taxes receivable	—	41,323
Other	49,359	40,020
Subtotal	309,387	279,958
Allowance for doubtful accounts	(5,196)	(7,299)
Total	$304,191	$272,659
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
Note 6.    Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2021	2020
Homes completed or under construction	$2,103,038	$1,437,911
Land under development	2,699,791	2,459,571
Total	$4,802,829	$3,897,482
Homes completed or under construction is comprised of costs associated with homes completed or in various stages of construction and includes direct construction and related land acquisition and land development costs. Land under development primarily consists of land acquisition and land development costs. Land development costs include capitalized interest and real estate taxes. When home construction begins, the associated land acquisition and land development costs are included in homes under construction.
Land under development at November 30, 2021 and 2020 included land held for future development of $44.6 million and $74.0 million, respectively. Land held for future development principally relates to land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets are generally located in submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. At November 30, 2021 and 2020, land under development also included land held for sale of $.6 million and $1.3 million, respectively.

Our interest costs were as follows (in thousands):

	Years Ended November 30,
	2021	2020	2019
Capitalized interest at beginning of year	$190,113	$195,738	$209,129
Interest incurred	120,514	124,147	143,412
Interest amortized to construction and land costs (a)	(149,508)	(129,772)	(156,803)
Capitalized interest at end of year	$161,119	$190,113	$195,738
(a)Interest amortized to construction and land costs for the years ended November 30, 2021, 2020 and 2019 included $.2 million, $.4 million and $.7 million, respectively, related to land sales during the periods.
Note 7.    Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future deliveries; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability. We evaluated one, 11 and 21 communities or land parcels for recoverability as of November 30, 2021, 2020 and 2019, respectively. The carrying values of those communities or land parcels evaluated as of November 30, 2021, 2020 and 2019 were $29.9 million, $123.4 million and $207.7 million, respectively. The higher number and corresponding carrying value of communities or land parcels evaluated as of November 30, 2020 and 2019 reflected the then-current conditions and trends in the markets where the communities are located, as well as certain communities or land parcels previously held for future development that were reactivated as part of our efforts to improve our asset efficiency. In addition, we evaluated land held for future development for recoverability as of November 30, 2021, 2020 and 2019. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. These factors may include recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the year ended November 30, 2021, these expectations considered the year-over-year increases in our overall average net orders per community, backlog levels, homes delivered and housing gross profit margin during the period as well as our experience that conditions in the markets where assessed assets were located were relatively stable or improved, with no significant deterioration identified or projected, as to revenue or cost drivers that would prevent or otherwise impact recoverability. Our inventory is assessed for potential impairment on a quarterly basis, and the assumptions used are reviewed and adjusted, as necessary, to reflect the market conditions and trends and our expectations at the time each assessment is performed.
With respect to the year ended November 30, 2020, our expectations considered that our net orders, ending backlog and cancellation rates for the 2020 third and fourth quarters improved from both the corresponding year-earlier quarters as well as the 2020 second quarter, when the early stages of the COVID-19 pandemic and related COVID-19 control responses in our served markets caused a significant contraction in economic activity and adversely affected our ability to conduct normal operations, as described in Note 1 – Summary of Significant Accounting Policies. Our impairment assessments also considered that while the number of homes delivered in the 2020 third and fourth quarters decreased from the corresponding year-earlier quarters, reflecting the negative COVID-19-related impacts earlier in the year, the average selling price of those homes increased and our housing gross profit margins improved significantly over the same periods. Moreover, the average selling price of our net orders generated during the 2020 third and fourth quarters increased from the corresponding year-earlier periods. Taken together, and notwithstanding the significant disruptions associated with the COVID-19 pandemic during the 2020 second quarter, our inventory assessments as of November 30, 2020 determined that market conditions for each of our assets in inventory where impairment indicators were identified were expected to be sufficiently stable, with a solid net order pace and a steady average selling price, to support such assets’ recoverability.

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
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to impaired communities, other than land held for sale, written down to fair value during the years presented:

	Years Ended November 30,
Unobservable Input (a)	2021	2020	2019
Average selling price	$471,000 - $949,400	$301,600 - $1,127,100	$315,000 - $1,045,400
Deliveries per month	4 - 5	1 - 4	1 - 4
Discount rate	18% - 19%	17% - 18%	17%
(a)The ranges of inputs used in each period primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
Based on the results of our evaluations, we recognized inventory impairment charges of $9.9 million in 2021 related to two communities with a post-impairment fair value of $18.0 million. In 2020, we recognized inventory impairment charges of $22.7 million related to 10 communities with a post-impairment fair value of $46.5 million. In 2019, we recognized inventory impairment charges of $14.0 million related to eight communities with a post-impairment fair value of $27.1 million. The impairment charges in 2021, 2020 and 2019 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development. If we change our strategy or if there are changes in market conditions for any given asset, it is possible that we may recognize additional inventory impairment charges.
As of November 30, 2021, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $87.7 million, representing 11 communities and various other land parcels. As of November 30, 2020, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $113.1 million, representing 16 communities and various other land parcels.

Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our investment return standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $2.1 million in 2021, $5.9 million in 2020 and $3.3 million in 2019. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years, and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2021 within five years.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
Note 8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at November 30, 2021 and 2020 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at November 30, 2021 and 2020 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. The use of these contracts generally allows us to reduce the market risks associated with direct land ownership and development, and reduce our capital and financial commitments, including interest and other carrying costs. Under these contracts, which generally do not contain provisions requiring our specific performance, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price.
We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of November 30, 2021 and 2020, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2021		November 30, 2020
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$38,333	$1,093,669	$20,962	$910,495
Other land option contracts and other similar contracts	36,176	766,182	33,672	507,934
Total	$74,509	$1,859,851	$54,634	$1,418,429
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $38.1 million at November 30, 2021 and $31.1 million at November 30, 2020. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $26.5 million at November 30, 2021 and $19.4 million at November 30, 2020.
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
We had investments in six unconsolidated joint ventures as of November 30, 2021 and five unconsolidated joint ventures as of November 30, 2020 and 2019. The following table presents combined condensed information from the statements of operations of our unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2021	2020	2019
Revenues	$14,818	$127,270	$23,676
Construction and land costs	(12,398)	(93,162)	(23,659)
Other expenses, net	(2,640)	(8,850)	(2,644)
Income (loss)	$(220)	$25,258	$(2,627)
For the years ended November 30, 2021 and 2020, combined revenues and construction and land costs primarily related to homes delivered from an unconsolidated joint venture in California. The lower combined revenues and construction and land costs for 2021 as compared to 2020 mainly reflected a decrease in the number of homes delivered from this unconsolidated joint venture to 10 in 2021 from 99 in 2020. The joint venture delivered its last home in the 2021 second quarter. For the year ended November 30, 2019, combined revenues and construction and land costs were generated primarily from land sales.
The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	November 30,
	2021	2020
Assets
Cash	$15,731	$38,837
Receivables	795	96
Inventories	64,034	65,233
Other assets	50	593
Total assets	$80,610	$104,759
Liabilities and equity
Accounts payable and other liabilities	$12,285	$14,037
Equity	68,325	90,722
Total liabilities and equity	$80,610	$104,759
Note 10.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	November 30,
	2021	2020
Computer software and equipment	$39,938	$32,902
Model furnishings and sales office improvements	87,702	83,882
Leasehold improvements, office furniture and equipment	17,922	17,245
Subtotal	145,562	134,029
Accumulated depreciation	(69,249)	(68,482)
Total	$76,313	$65,547

Note 11.    Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2021	2020
Cash surrender value and benefit receivable from corporate-owned life insurance contracts	$68,748	$73,227
Lease right-of-use assets	27,508	35,967
Prepaid expenses	6,344	13,916
Debt issuance costs associated with unsecured revolving credit facility, net	1,553	2,400
Total	$104,153	$125,510
Note 12.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2021	2020
Self-insurance and other legal liabilities	$239,129	$232,556
Employee compensation and related benefits	192,549	165,342
Warranty liability	96,153	91,646
Customer deposits	71,032	26,243
Inventory-related obligations (a)	36,146	31,094
Lease liabilities	29,279	37,668
Accrued interest payable	24,554	31,641
Real estate and business taxes	17,563	14,249
Other	50,500	37,062
Total	$756,905	$667,501
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
Note 13.    Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded on our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Some of our leases include one or more renewal options, the exercise of which is generally at our discretion. Such options are excluded from the expected term of the lease unless we determine it is reasonably certain the option will be exercised. Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments. In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization. Our lease population at November 30, 2021 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate offices, division offices and design studios, as well as certain equipment leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. For the years ended November 30, 2021 and 2020, our total lease expense was $17.3 million and $17.7 million, respectively, and included short-term lease costs of $4.7 million and $6.0 million, respectively. Variable lease costs and external sublease income for the years ended November 30, 2021 and 2020 were immaterial.
The following table presents our lease right-of-use assets, lease liabilities and the weighted-average remaining lease term and weighted-average discount rate (incremental borrowing rate) used in calculating the lease liabilities (dollars in thousands):

	November 30,
	2021	2020
Lease right-of-use assets (a)	$27,693	$36,270
Lease liabilities (b)	29,481	38,000
Weighted-average remaining lease term	3.8 years	4.5 years
Weighted-average discount rate (incremental borrowing rate)	5.1%	5.1%
(a)Represents lease right-of-use assets within our homebuilding operations and financial services operations of $27.5 million and $.2 million, respectively, at November 30, 2021, and $36.0 million and $.3 million, respectively, at November 30, 2020.
(b)Represents lease liabilities within our homebuilding operations and financial services operations of $29.3 million and $.2 million, respectively, at November 30, 2021, and $37.7 million and $.3 million, respectively, at November 30, 2020.

The following table presents additional information about our leases (in thousands):

	Years Ended November 30,
	2021	2020
Lease right-of-use assets obtained in exchange for new lease liabilities	$1,526	$14,229
Cash payments on lease liabilities	11,613	11,243
As of November 30, 2021, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2022	$10,560
2023	8,292
2024	6,149
2025	4,508
2026	1,182
Thereafter	1,930
Total lease payments	32,621
Less: Interest	(3,140)
Present value of lease liabilities	$29,481
Note 14.    Income Taxes
Income Tax Expense. The components of the income tax expense in our consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2021
Current	$(44,300)	$(33,700)	$(78,000)
Deferred	(47,200)	(5,400)	(52,600)
Income tax expense	$(91,500)	$(39,100)	$(130,600)

	Federal	State	Total
2020
Current	$(12,100)	$(3,500)	$(15,600)
Deferred	(36,200)	(16,000)	(52,200)
Income tax expense	$(48,300)	$(19,500)	$(67,800)

2019
Current	$(200)	$(3,700)	$(3,900)
Deferred	(53,800)	(21,700)	(75,500)
Income tax expense	$(54,000)	$(25,400)	$(79,400)
Our effective tax rates were 18.8% for 2021, 18.6% for 2020 and 22.8% for 2019.
In 2021, our income tax expense and effective tax rate reflected the favorable impacts of $49.5 million of federal tax credits we earned primarily from building energy-efficient homes and $7.1 million of excess tax benefits related to stock-based compensation, partly offset by $11.3 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). In 2020, our income tax expense and effective tax rate reflected the favorable impacts of $18.7 million of federal tax credits we earned from building energy-efficient homes and $12.0 million of excess tax benefits related to stock-based compensation, partly offset by $5.7 million of non-deductible executive compensation expense. In 2019, our income tax expense and effective tax rate reflected the favorable impacts of $5.3 million of excess tax benefits related to stock-based compensation, a $4.4 million deferred tax asset valuation allowance reversal related to refundable alternative minimum tax (“AMT”) and $4.3 million of federal tax credits we earned from building energy-efficient homes, partly offset by $5.3 million of non-deductible executive compensation expense and a $1.9 million non-cash charge due to the re-measurement of deferred tax assets based on a reduction in certain state income tax rates.
The federal energy tax credits for the year ended November 30, 2021 resulted from legislation enacted in December 2020 and earlier periods. The legislation enacted in December 2020, among other things, extended the availability of a business tax credit for building new energy-efficient homes through December 31, 2021. The federal energy tax credits for the year ended November 30, 2020 resulted from legislation enacted in December 2019 that, among other things, extended the availability of the tax credit through December 31, 2020. The federal energy tax credits for the year ended November 30, 2019 resulted from legislation enacted on February 9, 2018 that, among other things, extended the availability of the tax credit through December 31, 2017.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide economic and other relief as a result of the COVID-19 pandemic. Among other things, the CARES Act accelerated the timetable for AMT credit refunds. As a result, in the 2020 second quarter, we filed a superseding 2019 federal income tax return claiming an additional refund of $39.3 million of AMT credits and reclassified this amount from deferred tax assets to receivables. We received this AMT credit refund in the 2021 first quarter. In the 2020 fourth quarter, an amended 2019 federal income tax return was filed to expedite our additional refund and to recognize federal energy tax credits we earned from building energy-efficient homes in 2019. These credits were in addition to the $43.3 million of AMT tax credits that we reclassified from deferred tax assets to receivables in the 2020 first quarter when we filed a preliminary 2019 federal income tax return. We received the $43.3 million AMT credit refund in the 2020 third quarter. Our accounting policy regarding the balance sheet presentation of AMT credits is to maintain the balance in deferred tax assets until a tax return is filed claiming a refund of a portion of the credit, at which time such amount will be presented in receivables.
The CARES Act also provided an ERC, which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $5,000 of credit for each employee based on certain wages paid after March 12, 2020 and before January 1, 2021. Based on our evaluation of this provision and the significant pandemic-related impacts on our operations in 2020, we recognized an ERC of $4.3 million as an offset to payroll tax expenses within selling general and administrative expenses in our consolidated statements of operations upon filing for the refund in the 2021 first quarter. We received the ERC refund in the 2021 fourth quarter.
In June 2020, California enacted tax legislation that approved the suspension of California NOL deductions for tax years 2020, 2021 and 2022. Although the suspension of California NOL deductions did not have an impact on our income tax expense for the year ended November 30, 2021 or 2020, it contributed to the year-over-year increase in the amount of taxes we paid in 2021.

Deferred Tax Assets, Net. Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2021	2020
Deferred tax liabilities:
Capitalized expenses	$36,660	$43,439
State taxes	20,558	22,562
Depreciation and amortization	3,926	2,714
Other	1,555	2,884
Total	62,699	71,599
Deferred tax assets:
NOLs from 2006 through 2021	73,662	79,987
Employee benefits	56,384	52,713
Warranty, legal and other accruals	54,826	41,319
Inventory impairment and land option contract abandonment charges	30,767	40,998
Capitalized expenses	26,849	19,903
Partnerships and joint ventures	8,265	8,733
Tax credits	4,634	75,108
Other	2,090	1,905
Total	257,477	320,666
Valuation allowance	(17,400)	(18,000)
Total	240,077	302,666
Deferred tax assets, net	$177,378	$231,067
Reconciliation of Expected Income Tax Expense. The income tax expense computed at the statutory U.S. federal income tax rate and the income tax expense provided in our consolidated statements of operations differ as follows (dollars in thousands):

	Years Ended November 30,
	2021		2020		2019
	$	%	$	%	$	%
Income tax expense computed at statutory rate	$(146,023)	(21.0)%	$(76,449)	(21.0)%	$(73,117)	(21.0)%
Tax credits	49,522	7.1	18,734	5.1	6,595	1.9
Depreciation and amortization	5,872	.8	9,910	2.7	4,276	1.2
Valuation allowance for deferred tax assets	600	.1	1,200	.3	4,400	1.3
Non-deductible compensation	(9,241)	(1.3)	(4,812)	(1.3)	(4,653)	(1.3)
State taxes, net of federal income tax benefit	(31,378)	(4.5)	(16,395)	(4.4)	(20,927)	(6.0)
NOL reconciliation	—	—	—	—	3,111	.9
Other, net	48	—	12	—	915	.2
Income tax expense	$(130,600)	(18.8)%	$(67,800)	(18.6)%	$(79,400)	(22.8)%
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
Our deferred tax assets of $194.8 million at November 30, 2021 and $249.1 million at November 30, 2020 were partially offset in each year by valuation allowances of $17.4 million and $18.0 million, respectively. The deferred tax asset valuation allowances at November 30, 2021 and 2020 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. As a result of our utilization of certain state NOLs, we reduced the valuation allowance by $.6 million in 2021. As of November 30, 2021, we would need to generate approximately $670 million of pretax income in future periods before 2041 to realize our deferred tax assets. Based on the evaluation of our deferred tax assets as of November 30, 2021, we determined that most of our deferred tax assets would be realized. In 2020, as a result of an expiration and the remeasurement of certain state NOLs, we decreased both our deferred tax assets and the related deferred tax asset valuation allowance for these NOLs by $1.2 million. In 2019, the decrease in the valuation allowance primarily reflected our reversal of a $4.4 million deferred tax asset valuation allowance, partly due to the Internal Revenue Service’s announcement in January 2019 that refundable AMT credits will not be subject to sequestration for taxable years beginning after December 31, 2017.
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
The majority of the tax benefits associated with our NOLs can be carried forward for 20 years and applied to offset future taxable income. Depending on their applicable statutory period, the state NOL carryforwards of $73.7 million, if not utilized, will begin to expire between 2022 and 2041. State NOL carryforwards of $.2 million and $.4 million expired in 2021 and 2020, respectively. In addition, $4.6 million of our tax credits, if not utilized, will expire in 2041.
Unrecognized Tax Benefits. Gross unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2021	2020	2019
Balance at beginning of year	$—	$—	$—
Increase as a result of tax position taken in prior years	930	—	—
Balance at end of year	$930	$—	$—
We had unrecognized tax benefits of $.9 million as of November 30, 2021. Our unrecognized tax benefits are included in accrued expenses and other liabilities in our consolidated financial statements. We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes. As of November 30, 2020 and 2019, we had no gross unrecognized tax benefits.
If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is possible that the amount of unrecognized tax benefits will change, but we are not able to provide a range of such change. The potential change will be related to increases due to new tax positions taken and the accrual of interest and penalties. As of November 30, 2021 and 2020, there were no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Our total accrued interest and penalties related to unrecognized income tax benefits was zero at both November 30, 2021 and 2020. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect our annual effective tax rate, but would accelerate the payment of cash to a tax authority to an earlier period. The fiscal years ending 2018 and later remain open to federal examinations, while 2017 and later remain open to state examinations.
The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2021, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Note 15.    Notes Payable
Notes payable consisted of the following (in thousands):

	November 30,
	2021	2020
Mortgages and land contracts due to land sellers and other loans (at interest rates of 4.5% at November 30, 2021 and 4.5% to 6.0% at November 30, 2020)	$5,327	$4,667
7.00% Senior notes due December 15, 2021	—	449,029
7.50% Senior notes due September 15, 2022	349,471	348,846
7.625% Senior notes due May 15, 2023	350,788	351,281
6.875% Senior notes due June 15, 2027	297,161	296,757
4.80% Senior notes due November 15, 2029	296,905	296,595
4.00% Senior notes due June 15, 2031	385,375	—
Total	$1,685,027	$1,747,175
The carrying amounts of our senior notes listed above are net of debt issuance costs and premiums, which totaled $10.3 million at November 30, 2021 and $7.5 million at November 30, 2020.
Unsecured Revolving Credit Facility. We have an $800.0 million Credit Facility that will mature on October 7, 2023. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.00 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at least quarterly in arrears at a rate based on either a Eurodollar or a base rate, plus a spread that depends on our Leverage Ratio, as defined under the Credit Facility. The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .20% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or a minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2021, we had no cash borrowings and $8.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of November 30, 2021, we had $791.4 million available for cash borrowings under the Credit Facility, with up to $241.4 million of that amount available for the issuance of letters of credit.
LOC Facility. On August 12, 2021, we entered into an amendment to our LOC Facility that increased the limit of letters of credit we may issue under it from $50.0 million to $75.0 million, and extended the expiration date from February 13, 2022 to February 13, 2025. Under the LOC Facility, we obtain letters of credit from time to time in the ordinary course of operating our business. As of November 30, 2021 and 2020, we had letters of credit outstanding under the LOC Facility of $34.6 million and $29.7 million, respectively.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of November 30, 2021, inventories having a carrying value of $20.8 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
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
Senior Notes. All of the senior notes outstanding at November 30, 2021 and 2020 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our existing and future indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.

The key terms of each of our senior notes outstanding as of November 30, 2021 were as follows (dollars in thousands):

				Redeemable Prior to Maturity	Effective Interest Rate

Notes Payable	Principal	Issuance Date	Maturity Date
7.50% Senior notes	$350,000	July 31, 2012	September 15, 2022	Yes (a)	7.7%
7.625% Senior notes	350,000	February 17, 2015/February 20, 2019	May 15, 2023	Yes (b)	7.5
6.875% Senior notes	300,000	February 20, 2019	June 15, 2027	Yes (b)	7.1
4.80% Senior notes	300,000	November 4, 2019	November 15, 2029	Yes (b)	5.0
4.00% Senior notes	390,000	June 9, 2021	June 15, 2031	Yes (b)	4.2
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
(b)At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed (exclusive of interest accrued to the applicable redemption date), discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date, except that six months prior to the stated maturity date for these notes and until their maturity, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus, in each case, accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date.
If a change in control occurs as defined in the instruments governing our senior notes, we would be required to offer to purchase all of our outstanding senior notes at 101% of their principal amount, together with all accrued and unpaid interest, if any.
On June 9, 2021, we completed the underwritten public offering of $390.0 million in aggregate principal amount of 4.00% Senior Notes due 2031 at 100% of their aggregate principal amount. Net proceeds from this offering totaled $385.2 million, after deducting the underwriting discount and our expenses relating to the offering. The 4.00% Senior Notes due 2031 represent senior unsecured obligations of ours and rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness. Interest on the 4.00% Senior Notes due 2031 is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2021. These notes will mature on June 15, 2031.
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

Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2022 — $353.6 million; 2023 — $351.1 million; 2024 — $.6 million; 2025 — $0; 2026 — $0; and thereafter — $990.0 million.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis (in thousands):

		November 30, 2021			November 30, 2020
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories (a)	Level 3	$27,923	$(9,903)	$18,020	$69,211	$(22,723)	$46,488
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2021		2020
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,679,700	$1,796,500	$1,742,508	$1,924,250
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
The changes in our warranty liability were as follows (in thousands):

	Years Ended November 30,
	2021	2020	2019
Balance at beginning of year	$91,646	$88,839	$82,490
Warranties issued	34,627	29,505	35,480
Payments	(26,120)	(23,098)	(23,531)
Adjustments	(4,000)	(3,600)	(5,600)
Balance at end of year	$96,153	$91,646	$88,839
Guarantees. In the normal course of our business, we issue certain representations, warranties and guarantees related to our home sales and land sales. Based on historical experience, we do not believe any potential liability with respect to these representations, warranties or guarantees would be material to our consolidated financial statements.
Self-Insurance. We maintain, and require the majority of our independent contractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We also maintain certain other insurance policies. Costs associated with our self-insurance programs are included in selling, general and administrative expenses. In Arizona, California, Colorado and Nevada, our contractors’ general liability insurance primarily takes the form of a wrap-up policy under a program where eligible independent contractors are enrolled as insureds on each community. Enrolled contractors contribute toward the cost of the insurance and agree to pay a contractual amount in the future if there is a claim related to their work. To the extent provided under the wrap-up program, we absorb the enrolled contractors’ general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-insurance.
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
Our self-insurance liability is presented on a gross basis for all years without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $57.8 million and $60.0 million are included in receivables in our consolidated balance sheets at November 30, 2021 and 2020, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from year to year. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Years Ended November 30,
	2021	2020	2019
Balance at beginning of year	$194,180	$177,765	$176,841
Self-insurance provided	19,665	15,399	19,185
Payments	(29,369)	(4,375)	(9,398)
Adjustments (a)	4,655	5,391	(8,863)
Balance at end of year	$189,131	$194,180	$177,765
(a)Includes net changes in estimated probable recoveries related to self-insurance, which are recorded in receivables, to present our self-insurance liability on a gross basis; an adjustment to increase our previously recorded liability by $6.8 million in 2021; and adjustments to reduce our previously recorded liability by $4.0 million in 2020 and $2.5 million in 2019.
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
The payments we make in connection with claims and related repair work, whether covered within our warranty liability and/or our self-insurance liability, may be recovered from our insurers to the extent such payments exceed the self-insured retentions or deductibles under our general liability insurance policies. Also, in certain instances, in the course of resolving a claim, we pay amounts in advance of and/or on behalf of an independent contractor(s) or their insurer(s) and believe we will be reimbursed for such payments. Estimates of all such amounts, if any, are recorded as receivables in our consolidated balance sheets when any such recovery is considered probable.
Florida Chapter 558 Actions. We and certain of our trade partners have received a growing number of claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of November 30, 2021, we had approximately 543 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At November 30, 2021, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible. In addition, although we believe it is probable we will receive additional claims in future periods, we are unable to reasonably estimate the number of such claims or the amount or range of any potential losses associated with such claims as each of these is dependent on several factors, including the actions of third parties over which we have no control; the nature of any specific claims; and our evaluation of the particular facts surrounding each such claim.
Townhome Community Construction Defect Claims. In the 2016 fourth quarter, we received claims from a homeowners association alleging there were construction defects, primarily involving roofing and stucco issues, at a completed townhome community in Northern California totaling approximately $25.0 million. We, along with our outside consultants, have continued to investigate these allegations, and at November 30, 2021, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries that reflected the status of our investigation to such date. At this stage of our investigation into these allegations, it is reasonably possible that our loss could exceed the amount accrued by an estimated range of $0 to $3.0 million. Our investigation will also involve identifying potentially responsible parties, including insurers, to pay for or perform any necessary repairs. We are in discussions with the homeowners association regarding the claims and their resolution.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2021, we had $1.11 billion of performance bonds and $43.2 million of letters of credit outstanding. At November 30, 2020, we had $897.6 million of performance bonds and $42.1 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At November 30, 2021, we had total cash deposits of $74.5 million to purchase land having an aggregate purchase price of $1.86 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
Potential Contingent Gain. In pursuing e-commerce opportunities in the late-1990s, we sought strategic alliances to provide new products and services to our homebuyers and invested in certain technology businesses aimed at enhancing the homebuying experience. We accounted for these investments under the cost method. We wrote these investments off in 2001-2002, when we believed they were not recoverable based on the extended technology industry downturn and related severe stock market correction. One of these companies, in which we had invested approximately $1.8 million, has since developed a viable business and experienced significant revenue growth. We have a minority ownership interest in this investee company. In addition, in 2000 we granted nominal ownership interests in this and other investee companies to 16 then-current executives under an incentive compensation program. Prior to his appointment, our chairman, president and chief executive officer, who presently serves on this investee company’s board of directors, received such grants, including for this investee company, as a participant in the program. Subsequent to the end of our 2021 fiscal year, this investee company entered into a letter of intent with a prospective buyer and, if a sales transaction is completed, we expect we could realize a gain that would be recognized in a future period when the sale closes.
Note 18.    Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2021, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
Note 19.    Stockholders’ Equity
Preferred Stock. To help protect the benefits of our NOLs and other deferred tax assets from an ownership change under Section 382, on January 22, 2009, we adopted a Rights Agreement (“Prior Rights Agreement”), and we declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock that was payable to stockholders of record as of the close of business on March 5, 2009. On April 12, 2018, we entered into an Amended and Restated Rights Agreement with Computershare Inc., as rights agent (“2018 Rights Agreement”), which amended and restated the Prior Rights Agreement. The 2018 Rights Agreement extended the latest possible expiration date of the rights issued pursuant to the 2018 Rights Agreement to the close of business on April 30, 2021 and made certain other related changes. On April 8, 2021, we entered into an Amended Rights Agreement with Computershare Inc., as rights agent, (“2021 Rights Agreement”) following its approval by our stockholders at our 2021 Annual Meeting held on April 8, 2021. The 2021 Rights Agreement amends the 2018 Rights Agreement. As with the 2018 Rights Agreement, the 2021 Rights Agreement is intended to continue to help protect our NOLs and other deferred tax assets from an ownership change under Internal Revenue Code Section 382. The 2021 Rights Agreement extended the latest possible expiration date of the rights issued pursuant to the 2018 Rights Agreement to the close of business on April 30, 2024 and made certain other related changes. Otherwise, the 2021 Rights Agreement’s terms are substantively the same as those of the 2018 Rights Agreement.
Subject to the terms, provisions and conditions of the 2021 Rights Agreement, if these rights become exercisable, each right would initially represent the right to purchase from us 1/100th of a share of our Series A Participating Cumulative Preferred Stock for a purchase price of $85.00 (“Purchase Price”). If issued, each fractional share of preferred stock would generally give a stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder, including without limitation any dividend, voting or liquidation rights. The rights will not be exercisable until the earlier of (a) 10 calendar days after a public announcement by us that a person or group has become an Acquiring Person (as defined under the Prior Rights Agreement) and (b) 10 business days after the commencement of a tender or exchange offer by a person or group if upon consummation of the offer the person or group would beneficially own 4.9% or more of our outstanding common stock.
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
At any time prior to the later of the Distribution Date and the time we publicly announce that an Acquiring Person becomes such, our board of directors may redeem all of the then-outstanding rights in whole, but not in part, at a price of $.001 per right, subject to adjustment (“Redemption Price”). The redemption will be effective immediately upon the board of directors’ action, unless the action provides that such redemption will be effective at a subsequent time or upon the occurrence or nonoccurrence of one or more specified events, in which case the redemption will be effective in accordance with the provisions of the action. Immediately upon the effectiveness of the redemption of the rights, the right to exercise the rights will terminate and the only right of the holders of rights will be to receive the Redemption Price, with interest thereon. The rights issued pursuant to the 2021 Rights Agreement will expire on the earliest of (a) the close of business on April 30, 2024 (b) the time at which the rights are redeemed, (c) the time at which the rights are exchanged, (d) the time at which our board of directors determines that a related provision in our Restated Certificate of Incorporation is no longer necessary, and (e) the close of business on the first day of a taxable year of ours to which our board of directors determines that no tax benefits may be carried forward.
Common Stock. On July 8, 2021, our board of directors authorized us to repurchase up to 5,000,000 shares of our outstanding common stock. This authorization reaffirmed and incorporated the then-current balance of 2,193,947 shares that remained under a prior board-approved share repurchase program. In 2021, we repurchased 4,668,600 shares of our common stock on the open market pursuant to this authorization at a total cost of $188.2 million. Repurchases under the remaining authorization of 331,400 shares may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market and business conditions and other factors. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors and does not obligate us to purchase any additional shares.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding Director Plan SARs. The 2014 Plan, which was amended in April 2016, is discussed in Note 21 – Employee Benefit and Stock Plans. As of November 30, 2021, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.
Our board of directors declared four quarterly cash dividends of $.15 per share of common stock in 2021. In 2020, our board of directors declared quarterly cash dividends of $.09 per share of common stock in the first, second and third quarters. In the 2020 fourth quarter, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.15 per share and declared a quarterly cash dividend at the new higher rate. Our board of directors declared quarterly cash dividends of $.025 per share of common stock in the 2019 first and second quarters. In the 2019 third quarter, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.09 per share, and declared quarterly cash dividends at the new higher rate in the 2019 third and fourth quarters. All dividends declared during 2021, 2020 and 2019 were also paid during those years.
Treasury Stock. In addition to the shares purchased in 2021 pursuant to our share repurchase program, we acquired $12.3 million, $9.5 million and $7.3 million of our common stock in 2021, 2020 and 2019, respectively. All of the common stock acquired in 2020 and 2019 and a portion of the common stock acquired in 2021 consisted of previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of PSUs and restricted stock awards or of forfeitures of previous restricted stock awards. Treasury stock is recorded at cost. Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital. These transactions are not considered repurchases under the 5,000,000 share repurchase program described above. During 2020, we retired 23,487,966 shares of our treasury stock. Upon the retirement of the treasury stock, we deducted the par value from common stock and reflected the excess of cost over par value as a reduction to retained earnings.

Note 20.    Accumulated Other Comprehensive Loss
The following table presents the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2019	$(15,506)
Other comprehensive loss before reclassifications	(8,412)
Amounts reclassified from accumulated other comprehensive loss	1,388
Income tax benefit related to items of other comprehensive loss	1,897
Other comprehensive loss, net of tax	(5,127)
Reclassification of stranded tax effects to retained earnings	(1,643)
Balance at November 30, 2020	(22,276)
Other comprehensive income before reclassifications	2,664
Amounts reclassified from accumulated other comprehensive loss	1,661
Income tax expense related to items of other comprehensive income	(1,168)
Other comprehensive income, net of tax	3,157
Balance at November 30, 2021	$(19,119)

The amounts reclassified from accumulated other comprehensive loss consisted of the following (in thousands):

	Years Ended November 30,
Details About Accumulated Other Comprehensive Loss Components	2021	2020	2019
Postretirement benefit plan adjustments
Amortization of net actuarial loss	$1,575	$963	$218
Amortization of prior service cost	86	425	1,556
Settlement loss	—	—	356
Total reclassifications (a)	$1,661	$1,388	$2,130
(a)The accumulated other comprehensive loss components are included in the computation of net periodic benefit costs as further discussed in Note 22 – Postretirement Benefits.
There is no estimated prior service cost expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2022.
Note 21.    Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (“401(k) Plan”) under which we partially match employee contributions. The aggregate cost of the 401(k) Plan to us was $7.2 million in 2021, $6.5 million in 2020 and $6.9 million in 2019. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) Plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. As of November 30, 2021, 2020 and 2019, approximately 4%, 4% and 5%, respectively, of the 401(k) Plan’s net assets at each period were invested in our common stock.
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
The following table presents our stock-based compensation expense (in thousands):

	Years Ended November 30,
	2021	2020	2019
Stock options	$—	$—	$189
Restricted stock	7,139	6,993	6,080
PSUs	19,512	13,069	10,742
Director awards	2,253	1,469	1,301
Total	$28,904	$21,531	$18,312
Stock Options. Stock option transactions are summarized as follows:

	Years Ended November 30,
	2021		2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	2,462,714	$15.32	4,163,481	$13.00	7,237,544	$16.02
Granted	—	—	—	—	—	—
Exercised	(788,321)	14.83	(1,694,767)	9.52	(2,300,004)	13.27
Cancelled	—	—	(6,000)	45.16	(774,059)	40.43
Options outstanding at end of year	1,674,393	$15.56	2,462,714	$15.32	4,163,481	$13.00
Options exercisable at end of year	1,674,393	$15.56	2,462,714	$15.32	4,163,481	$13.00
Options available for grant at end of year	4,096,427		4,888,526		5,567,467
There were no stock options granted in 2021, 2020 or 2019. We have not granted any stock option awards since 2016. The total intrinsic value of stock options exercised was $22.1 million for the year ended November 30, 2021, $48.2 million for the year ended November 30, 2020 and $37.1 million for the year ended November 30, 2019. The aggregate intrinsic value of stock options outstanding was $40.9 million, $48.9 million and $89.9 million at November 30, 2021, 2020 and 2019, respectively. The intrinsic value of stock options exercisable was $40.9 million at November 30, 2021, $48.9 million at November 30, 2020, and $89.9 million at November 30, 2019. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.

Stock options outstanding and stock options exercisable at November 30, 2021 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$6.32 to $14.62	201,517	$14.62	2.9	201,517	$14.62
$14.63 to $14.92	663,000	14.92	3.9	663,000	14.92
$14.93 to $16.21	611,876	16.21	4.8	611,876	16.21
$16.22 to $29.51	198,000	16.63	1.9	198,000	16.63
$6.32 to $29.51	1,674,393	$15.56	3.9	1,674,393	$15.56	3.9
At November 30, 2021, there was no unrecognized stock-based compensation expense related to stock option awards as all of these awards were fully vested.
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
Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2021		2020		2019
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	423,215	$19.56	500,066	$20.66	555,457	$23.19
Granted	286,709	40.55	265,187	35.57	282,523	31.67
Vested	(265,131)	42.04	(304,095)	34.25	(319,687)	34.66
Cancelled	(13,602)	34.43	(37,943)	28.18	(18,227)	22.81
Outstanding at end of year	431,191	$19.22	423,215	$19.56	500,066	$20.66
As of November 30, 2021, we had $15.0 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units. On October 7, 2021, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of our common stock (“Award Shares”). Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2021 and ending on November 30, 2024, specified levels of (a) cumulative adjusted earnings per share; (b) average adjusted return on invested capital; and (c) revenue growth performance relative to a peer group of high-production public homebuilding companies. The grant date fair value of each such PSU was $39.31. On October 8, 2020, we granted PSUs to certain employees with similar terms as the 2021 PSU grants, except that the applicable performance period commenced on December 1, 2020 and ends on November 30, 2023. The grant date fair value of each such PSU was $40.06. On October 3, 2019, we granted PSUs to certain employees with similar terms as the 2021 PSU grants, except that the applicable performance period commenced on December 1, 2019 and ends on November 30, 2022. The grant date fair value of each such PSU was $33.10.

PSU transactions are summarized as follows:

	Years Ended November 30,
	2021		2020		2019
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	1,346,870	$23.25	1,262,664	$22.13	1,090,967	$18.70
Granted	465,064	39.67	397,452	40.05	468,957	30.45
Vested	(419,070)	40.70	(313,246)	40.04	(297,260)	22.67
Cancelled	—	—	—	—	—	—
Outstanding at end of year	1,392,864	$23.48	1,346,870	$23.25	1,262,664	$22.13

The number of shares of our common stock actually granted to a recipient, if any, when a PSU vests will depend on the degree of achievement of the applicable performance measures during the applicable three-year period. The shares of our common stock that were granted under the terms of PSUs that vested in 2021 included an aggregate of 119,733 additional shares above the target amount awarded to the eligible recipients based on our achievement of certain levels of the three above-described metrics over the three-year period from December 1, 2017 through November 30, 2020. The shares of our common stock that were granted under the terms of PSUs that vested in 2020 included an aggregate of 108,511 additional shares above the target amount awarded to the eligible recipients based on our achievement of certain levels of the three above-described metrics over the three-year period from December 1, 2016 through November 30, 2019. The shares of our common stock that were granted under the terms of PSUs that vested in 2019 included an aggregate of 119,260 additional shares above the target amount awarded to the eligible recipients based on our achievement of certain levels of the three above-described metrics over the three-year period from December 1, 2015 through November 30, 2018. The PSUs do not have dividend or voting rights during the performance period. Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. At November 30, 2021, we had $41.0 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Director Awards. We have granted Director Plan SARs and deferred common stock awards to our non-employee directors pursuant to the terms of the Director Plan and elections made by each director. All of these awards were fully vested as of November 30, 2016. Director Plan SARs, which have not been granted since April 2014 as they ceased being a component of non-employee director compensation after that date, are stock settled, have terms of up to 15 years and may be exercised when a respective director leaves the board or earlier if applicable stock ownership requirements have been met. Deferred common stock awards will be paid out at the earlier of a change in control or the date a respective director leaves the board. All Director Plan SARs were granted at an exercise price equal to the closing price of our common stock on the date of grant. At November 30, 2021, 2020 and 2019, the aggregate outstanding Director Plan SARs were 70,849, 155,569 and 224,674, respectively, and the aggregate outstanding deferred common stock awards granted under the Director Plan were 469,171, 548,952 and 519,160, respectively. In addition, we have granted common stock on an unrestricted basis to our non-employee directors on the grant date pursuant to the Director Plan and elections made by each director.
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
For financial reporting purposes, the Trust is consolidated with us, and therefore any dividend transactions between us and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price on the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings per share. The Trust held 6,705,247 and 7,124,317 shares of common stock at November 30, 2021 and 2020, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

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
In connection with these plans and two other minor benefit programs, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the Retirement Plan and DBO Plan are held by a trust. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors, as applicable, are realized. The cash surrender value of the Retirement Plan life insurance contracts was $40.5 million at November 30, 2021 and $43.5 million at November 30, 2020. We recognized an investment loss on the cash surrender value of the Retirement Plan life insurance contracts of $1.1 million in 2021, and investment gains of $.7 million in 2020 and $2.1 million in 2019. In 2021, 2020 and 2019, we paid $1.9 million, $1.9 million and $1.8 million, respectively, in benefits under the Retirement Plan to eligible former employees. The cash surrender value of the DBO Plan life insurance contracts was $18.5 million at November 30, 2021 and $18.8 million at November 30, 2020. We recognized an investment loss on the cash surrender value of the DBO Plan life insurance contracts of $.3 million in 2021, and investment gains of $.3 million in 2020 and $.9 million in 2019. In 2019, we paid $1.7 million in benefits under the DBO Plan. We did not pay out any benefits under the DBO Plan in 2021 or 2020.
The net periodic benefit cost of our Retirement Plan and DBO Plan is included in selling, general and administrative expenses in our consolidated statements of operations and consisted of the following (in thousands):

	Years Ended November 30,
	2021	2020	2019
Interest cost	$1,593	$1,950	$2,478
Amortization of prior service cost	85	425	1,556
Service cost	1,152	1,077	958
Amortization of net actuarial loss	1,443	912	218
Settlement loss	—	—	356
Total	$4,273	$4,364	$5,566
The liabilities related to these plans were $76.3 million at November 30, 2021 and $77.7 million at November 30, 2020, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2021 and 2020, the discount rates we used for the plans were 2.3% and 1.8%, respectively.
Benefit payments under our Retirement Plan and DBO Plan are expected to be paid during each year ending November 30 as follows: 2022 — $2.6 million; 2023 — $2.9 million; 2024 — $3.2 million; 2025 — $3.6 million; 2026 — $4.4 million; and for the five years ended November 30, 2031 — $23.0 million in the aggregate.
Note 23.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2021	2020	2019
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$290,764	$681,190	$453,814
Financial services	1,372	1,339	1,044
Total	$292,136	$682,529	$454,858

	Years Ended November 30,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$7,087	$866	$(1,327)
Income taxes paid	68,274	17,253	4,479
Income taxes refunded	39,450	44,336	221
Supplemental disclosure of non-cash activities:
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	9,766	9,350	9,662
Increase (decrease) in consolidated inventories not owned	7,071	7,254	(9,634)
Inventories acquired through seller financing	2,910	21,712	8,967
Reclassification of federal tax refund from deferred tax assets to receivables	—	82,617	—
Increase in operating lease right-of-use assets and lease liabilities due to adoption of ASC 842	—	31,199	—
Decrease in inventories due to adoption of ASC 606	—	—	(35,288)
Increase in property and equipment, net due to adoption of ASC 606	—	—	31,194

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of KB Home:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KB Home (the Company) as of November 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 21, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-insurance Liabilities and Recoveries

Description of the Matter
At November 30, 2021, the Company’s self-insurance liability was $189.1 million, and receivables for estimated probable insurance and other recoveries related to self-insurance claims totaled $57.8 million. As disclosed in Note 17 to the consolidated financial statements, the Company’s self-insurance liability for construction defects is based on an analysis prepared by a third-party actuary that uses historical claim and expense data as well as industry data to estimate the cost of all unpaid losses, including estimates related to claims incurred but not yet reported. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. Self-insurance recoveries are principally based on actuarially determined amounts and consider the claim cost estimates described above, applicable insurance policy coverage limits, historical recovery rates, and other factors.

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
January 21, 2022

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2021.
Internal Control Over Financial Reporting
(a)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Our management recognizes that there are inherent limitations in the effectiveness of any internal control and that effective internal control over financial reporting may not prevent or detect misstatements. In addition, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2021.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2021, which is presented below.
(b)    Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of KB Home:
Opinion on Internal Control over Financial Reporting
We have audited KB Home’s internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KB Home (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated January 21, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
January 21, 2022
(c)Changes in Internal Control Over Financial Reporting
As discussed above under Item 1A. Risk Factors in this report, we have invested significant resources over the past few years to develop and implement a new custom ERP system designed to improve the efficiency of our internal operational and administrative activities. While the new ERP system has become an increasing component of our business as more of our operating divisions transition to it, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Accordingly, we continue to rely upon a combination of our existing and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
None.
PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information for this item for executive officers is provided above in the Executive Officers of the Registrant section in this report. Except as stated below, the other information for this item will be provided to the extent applicable in the “Corporate Governance and Board Matters,” “Election of Directors,” “Ownership of KB Home Securities” and “Annual Meeting, Voting and Other Information” sections in our 2022 Proxy Statement and is incorporated herein by this reference.

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
Item 11.EXECUTIVE COMPENSATION
The information for this item will be provided in the “Corporate Governance and Board Matters” and “Compensation Discussion and Analysis” sections in our 2022 Proxy Statement and is incorporated herein by this reference.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information for this item will be provided in the “Ownership of KB Home Securities” section in our 2022 Proxy Statement and is incorporated herein by this reference.
The following table presents information as of November 30, 2021 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	1,674,393	$15.56	4,096,427
Equity compensation plans not approved by stockholders	—	—	—	(1)
Total	1,674,393	$15.56	4,096,427
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
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information for this item will be provided in the “Corporate Governance and Board Matters” section in our 2022 Proxy Statement and is incorporated herein by this reference.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information for this item will be provided in the “Independent Auditor Fees and Services” section in our 2022 Proxy Statement and is incorporated herein by this reference.
PART IV
Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     1.    Financial Statements
Reference is made to the index set forth on page 53 of this Annual Report on Form 10-K.
    2.    Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements or notes thereto.
    3.    Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K dated April 7, 2009 (File No. 001-09195), is incorporated by reference herein.

3.2	Amended and Restated By-Laws of KB Home, as amended, filed as an exhibit to our 2020 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

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

4.9	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

4.10
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 17, 2015 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description

4.11
Tenth Supplemental Indenture, dated as of January 22, 2019, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our 2018 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

4.12	Form of 6.875% Senior Notes due 2027, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.13
Form of officers’ certificates and guarantors’ certificates establishing the form and terms of the 6.875% Senior Notes due 2027, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.14	Form of 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.15
Form of officers’ certificates and guarantors’ certificates establishing the form and terms of the 7.625% Senior Notes due 2023, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.16	Form of 4.800% Senior Notes due 2029, filed as an exhibit to our Current Report on Form 8-K dated November 4, 2019 (File No. 001-09195), is incorporated by reference herein.

4.17
Form of officers’ certificates and guarantors’ certificates establishing the form and terms of the 4.800% Senior Notes due 2029, filed as an exhibit to our Current Report on Form 8-K dated November 4, 2019 (File No. 001-09195), is incorporated by reference herein.

4.18	Form of 4.00% Senior Notes due 2031, filed as an exhibit to our Current Report on Form 8-K dated June 9, 2021 (File No. 001-09195), is incorporated by reference herein.

4.19
Form of officers' certificate and guarantors' certificates establishing the form and terms of the 4.00% Senior Notes due 2031, filed as an exhibit to our Current Report on Form 8-K dated June 9, 2021 (File No. 001-09195), is incorporated by reference herein.

4.20
Description of KB Home Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, filed as an exhibit to our 2019 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein..

4.21
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

10.30
Second Amendment to the KB Home Nonqualified Deferred Compensation Plan, effective December 1, 2020, filed as an exhibit to our 2020 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.31
Third Amendment to Trust Agreement by and between KB Home and Wells Fargo Bank, N.A., as Trustee, dated January 1, 2021, filed as an exhibit to our 2020 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.32†	Fourth Amendment to Trust Agreement by and between KB Home and Wells Fargo Bank, N.A., as Trustee, dated January 11, 2022.

21†	Subsidiaries of the Registrant.

22†	List of Guarantor Subsidiaries.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB Home

		By:	/S/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer
Date:	January 21, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JEFFREY T. MEZGER	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 21, 2022
Jeffrey T. Mezger

/S/ JEFF J. KAMINSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 21, 2022
Jeff J. Kaminski

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 21, 2022
William R. Hollinger

/S/ ARTHUR R. COLLINS	Director	January 21, 2022
Arthur R. Collins

/S/ DORENE C. DOMINGUEZ	Director	January 21, 2022
Dorene C. Dominguez

/S/ KEVIN P. ELTIFE	Director	January 21, 2022
Kevin P. Eltife

/S/ TIMOTHY W. FINCHEM	Director	January 21, 2022
Timothy W. Finchem

/S/ STUART A. GABRIEL	Director	January 21, 2022
Stuart A. Gabriel

/S/ THOMAS W. GILLIGAN	Director	January 21, 2022
Thomas W. Gilligan

/S/ ROBERT L. JOHNSON	Director	January 21, 2022
Robert L. Johnson

/S/ JODEEN A. KOZLAK	Director	January 21, 2022
Jodeen A. Kozlak

/S/ MELISSA LORA	Director	January 21, 2022
Melissa Lora

/S/ BRIAN R. NICCOL	Director	January 21, 2022
Brian R. Niccol

/S/ JAMES C. WEAVER	Director	January 21, 2022
James C. Weaver