Form 10-Q
period 2022-02-28
KB HOME
filed 2022-04-08
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 88,622,129 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2022. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended February 28,
	2022	2021
Total revenues	$1,398,789	$1,141,738
Homebuilding:
Revenues	$1,394,154	$1,138,008
Construction and land costs	(1,082,112)	(901,909)
Selling, general and administrative expenses	(142,480)	(122,005)
Operating income	169,562	114,094
Interest income	36	653
Equity in income of unconsolidated joint ventures	23	304
Homebuilding pretax income	169,621	115,051
Financial services:
Revenues	4,635	3,730
Expenses	(1,347)	(1,200)
Equity in income of unconsolidated joint ventures	5,148	5,970
Financial services pretax income	8,436	8,500
Total pretax income	178,057	123,551
Income tax expense	(43,800)	(26,500)
Net income	$134,257	$97,051
Earnings per share:
Basic	$1.51	$1.05
Diluted	$1.47	$1.02
Weighted average shares outstanding:
Basic	88,285	91,716
Diluted	91,067	94,903
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28, 2022	November 30, 2021
Assets
Homebuilding:
Cash and cash equivalents	$240,688	$290,764
Receivables	313,116	304,191
Inventories	5,197,833	4,802,829
Investments in unconsolidated joint ventures	38,375	36,088
Property and equipment, net	79,247	76,313
Deferred tax assets, net	172,978	177,378
Other assets	104,716	104,153
	6,146,953	5,791,716
Financial services	41,374	44,202
Total assets	$6,188,327	$5,835,918

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$382,003	$371,826
Accrued expenses and other liabilities	734,252	756,905
Notes payable	1,934,948	1,685,027
	3,051,203	2,813,758
Financial services	2,808	2,685
Stockholders’ equity:
Common stock	100,711	100,711
Paid-in capital	828,238	848,620
Retained earnings	2,499,491	2,379,364
Accumulated other comprehensive loss	(19,119)	(19,119)
Grantor stock ownership trust, at cost	(72,718)	(72,718)
Treasury stock, at cost	(202,287)	(217,383)
Total stockholders’ equity	3,134,316	3,019,475
Total liabilities and stockholders’ equity	$6,188,327	$5,835,918
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended February 28,
	2022	2021
Cash flows from operating activities:
Net income	$134,257	$97,051
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(5,171)	(6,274)
Distributions of earnings from unconsolidated joint ventures	9,295	5,750
Amortization of premiums and issuance costs	549	644
Depreciation and amortization	7,627	7,080
Deferred income taxes	4,400	16,000
Stock-based compensation	6,867	5,572
Inventory impairments and land option contract abandonments	175	4,064
Changes in assets and liabilities:
Receivables	(8,569)	23,332
Inventories	(405,851)	(229,137)
Accounts payable, accrued expenses and other liabilities	2,069	(10,130)
Other, net	3,317	6,783
Net cash used in operating activities	(251,035)	(79,265)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(8,568)	(2,625)
Return of investments in unconsolidated joint ventures	1,255	—
Purchases of property and equipment, net	(10,563)	(9,098)
Net cash used in investing activities	(17,876)	(11,723)
Cash flows from financing activities:
Borrowings under revolving credit facility	675,000	—
Repayments under revolving credit facility	(425,000)	—
Issuance costs for unsecured revolving credit facility	(3,805)	—
Payments on mortgages and land contracts due to land sellers and other loans	(400)	(600)
Issuance of common stock under employee stock plans	—	2,538
Tax payments associated with stock-based compensation awards	(12,153)	(8,456)
Payments of cash dividends	(14,130)	(14,064)
Net cash provided by (used in) financing activities	219,512	(20,582)
Net decrease in cash and cash equivalents	(49,399)	(111,570)
Cash and cash equivalents at beginning of period	292,136	682,529
Cash and cash equivalents at end of period	$242,737	$570,959
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2021, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2021 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months ended February 28, 2022 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
Unless the context indicates otherwise, the terms “we,” “our,” and “us” used in this report refer to KB Home, a Delaware corporation, and its subsidiaries.
Impact of COVID-19 Pandemic on Consolidated Financial Statements. The 2019 coronavirus disease (“COVID-19”) pandemic and related responses by public health and governmental authorities to contain and combat the outbreak and spread (“COVID-19 control responses”) have adversely affected many economic sectors, significantly disrupted the global supply chain and fueled producer price and consumer inflation. Our business was impacted by these issues during the three months ended February 28, 2022. We experienced, among other things, ongoing construction services availability constraints, supply chain bottlenecks and rising and volatile raw and other building material prices amid uneven availability, particularly for lumber. In addition, we encountered delays related to state and municipal construction permitting, inspection and utility processes. All these factors, to varying degrees, extended our construction cycle times, delayed home deliveries and community openings and raised our costs in the 2022 first quarter. They could also negatively impact our growth, margins and financial results in future periods, as could additional significant COVID-19-related disruptions, if they emerge. At the same time, we continue to experience strong demand for our products and believe we are well-positioned to operate effectively through the present environment.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $15.3 million at February 28, 2022 and $15.4 million at November 30, 2021. At February 28, 2022 and November 30, 2021, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $134.3 million for the three months ended February 28, 2022 and $97.1 million for the three months ended February 28, 2021. Our comprehensive income for each of the three-month periods ended February 28, 2022 and 2021 was equal to our net income for the respective periods.
Adoption of New Accounting Pronouncement. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”), and clarifies certain aspects of ASC 740 to promote consistency among reporting entities.  Our adoption of ASU 2019-12, effective December 1, 2021, did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We plan to adopt ASU 2020-04 and ASU 2021-01 when LIBOR is discontinued. We are currently evaluating the potential impact of adopting this guidance, but do not expect it to have a material impact on our consolidated financial statements.
2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of February 28, 2022, our homebuilding reporting segments conducted ongoing operations in the following states:

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
We offer mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), our unconsolidated joint venture with GR Alliance Ventures, LLC (“GR Alliance”). We and GR Alliance each have a 50.0% ownership interest, with GR Alliance providing management oversight of KBHS’ operations.
Our reporting segments follow the same accounting policies used for our consolidated financial statements. The results of each reporting segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended February 28,
	2022	2021
Revenues:
West Coast	$658,874	$514,516
Southwest	209,767	187,685
Central	355,322	309,708
Southeast	170,191	126,099
Total	$1,394,154	$1,138,008

	Three Months Ended February 28,
	2022	2021
Pretax income (loss):
West Coast	$110,034	$58,631
Southwest	35,905	33,055
Central	38,116	40,992
Southeast	20,266	12,115
Corporate and other	(34,700)	(29,742)
Total	$169,621	$115,051

Inventory impairment and land option contract abandonment charges:
West Coast	$—	$3,801
Southwest	109	128
Central	66	—
Southeast	—	135
Total	$175	$4,064

	February 28, 2022	November 30, 2021
Assets:
West Coast	$2,704,711	$2,520,374
Southwest	997,514	938,300
Central	1,283,385	1,168,242
Southeast	740,145	684,752
Corporate and other	421,198	480,048
Total	$6,146,953	$5,791,716
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended February 28,
	2022	2021
Revenues
Insurance commissions	$2,518	$1,848
Title services	2,101	1,882
Other	16	—
Total	4,635	3,730
Expenses
General and administrative	(1,347)	(1,200)
Operating income	3,288	2,530
Equity in income of unconsolidated joint ventures	5,148	5,970
Pretax income	$8,436	$8,500

	February 28, 2022	November 30, 2021
Assets
Cash and cash equivalents	$2,049	$1,372
Receivables	1,810	2,166
Investments in unconsolidated joint ventures	12,415	16,317
Other assets (a)	25,100	24,347
Total assets	$41,374	$44,202
Liabilities
Accounts payable and accrued expenses	$2,808	$2,685
Total liabilities	$2,808	$2,685
(a)Other assets at February 28, 2022 and November 30, 2021 included $24.9 million and $24.1 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended February 28,
	2022	2021
Numerator:
Net income	$134,257	$97,051
Less: Distributed earnings allocated to nonvested restricted stock	(65)	(63)
Less: Undistributed earnings allocated to nonvested restricted stock	(584)	(381)
Numerator for basic earnings per share	133,608	96,607
Effect of dilutive securities:
Add: Undistributed earnings allocated to nonvested restricted stock	584	381
Less: Undistributed earnings reallocated to nonvested restricted stock	(566)	(368)
Numerator for diluted earnings per share	$133,626	$96,620

Denominator:
Weighted average shares outstanding — basic	88,285	91,716
Effect of dilutive securities:
Share-based payments	2,782	3,187
Weighted average shares outstanding — diluted	91,067	94,903
Basic earnings per share	$1.51	$1.05
Diluted earnings per share	$1.47	$1.02
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 28, 2022 or 2021.
For the three-month periods ended February 28, 2022 and 2021, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	February 28, 2022	November 30, 2021
Due from utility companies, improvement districts and municipalities	$160,070	$151,284
Recoveries related to self-insurance and other legal claims	84,706	95,063
Refundable deposits and bonds	14,526	13,681
Other	58,923	49,359
Subtotal	318,225	309,387
Allowance for doubtful accounts	(5,109)	(5,196)
Total	$313,116	$304,191
6.    Inventories
Inventories consisted of the following (in thousands):

	February 28, 2022	November 30, 2021
Homes completed or under construction	$2,369,054	$2,103,038
Land under development	2,828,779	2,699,791
Total	$5,197,833	$4,802,829
Land under development at February 28, 2022 and November 30, 2021 included land held for future development or sale of $52.9 million and $45.2 million, respectively.
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
Our interest costs were as follows (in thousands):

	Three Months Ended February 28,
	2022	2021
Capitalized interest at beginning of period	$161,119	$190,113
Interest incurred	28,303	31,092
Interest amortized to construction and land costs (a)	(29,773)	(32,650)
Capitalized interest at end of period	$159,649	$188,555
(a)For the three months ended February 28, 2021, interest amortized to construction and land costs included a nominal amount related to land sales during the period.
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
We evaluated one active community for recoverability as of February 28, 2022 with a carrying value of $6.6 million. As of November 30, 2021, no active communities or land parcels were evaluated for recoverability. In addition, we evaluated land held for future development for recoverability as of both February 28, 2022 and November 30, 2021.
Based on the results of our evaluations, we recognized no inventory impairment charges for the three months ended February 28, 2022 and $3.6 million of such charges for the three months ended February 28, 2021. The inventory impairment charges for the 2021 first quarter reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value:

Three Months Ended
Unobservable Input	February 28, 2021
Average selling price	$471,000
Deliveries per month	5
Discount rate	19%
As of February 28, 2022, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $90.6 million, representing seven communities and various other land parcels. As of November 30, 2021, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $87.7 million, representing 11 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.2 million for the three months ended February 28, 2022 and $.4 million for the three months ended February 28, 2021.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at February 28, 2022 and November 30, 2021 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at February 28, 2022 and November 30, 2021 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of

February 28, 2022 and November 30, 2021, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2022		November 30, 2021
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$28,979	$914,780	$38,333	$1,093,669
Other land option contracts and other similar contracts	35,652	816,672	36,176	766,182
Total	$64,631	$1,731,452	$74,509	$1,859,851
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $37.9 million at February 28, 2022 and $38.1 million at November 30, 2021. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $11.9 million at February 28, 2022 and $26.5 million at November 30, 2021.
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
As of both February 28, 2022 and November 30, 2021, we had investments in six unconsolidated joint ventures. The following table presents combined condensed information from the statements of operations for our unconsolidated joint ventures (in thousands):

	Three Months Ended February 28,
	2022	2021
Revenues	$2,850	$9,691
Construction and land costs	(2,299)	(8,125)
Other expense, net	(430)	(879)
Income	$121	$687
The lower combined revenues and construction and land costs for the three months ended February 28, 2022, as compared to the year-earlier period, mainly reflected a decrease in the number of homes delivered from an unconsolidated joint venture in California that delivered its last home in the 2021 second quarter.

The following table presents combined condensed balance sheet information for our unconsolidated joint ventures (in thousands):

	February 28, 2022	November 30, 2021
Assets
Cash	$21,281	$15,731
Receivables	872	795
Inventories	67,472	64,034
Other assets	47	50
Total assets	$89,672	$80,610

Liabilities and equity
Accounts payable and other liabilities	$16,135	$12,285
Equity	73,537	68,325
Total liabilities and equity	$89,672	$80,610
10.Other Assets
Other assets consisted of the following (in thousands):

	February 28, 2022	November 30, 2021
Cash surrender value of corporate-owned life insurance contracts	$66,672	$68,748
Lease right-of-use assets	26,314	27,508
Prepaid expenses	6,600	6,344
Debt issuance costs associated with unsecured revolving credit facility, net	5,130	1,553
Total	$104,716	$104,153
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28, 2022	November 30, 2021
Self-insurance and other legal liabilities	$233,704	$239,129
Employee compensation and related benefits	131,042	192,549
Warranty liability	97,466	96,153
Customer deposits	83,246	71,032
Federal and state taxes payable	47,388	8,290
Accrued interest payable	32,160	24,554
Lease liabilities	28,113	29,279
Inventory-related obligations (a)	20,664	36,146
Real estate and business taxes	15,917	17,563
Other	44,552	42,210
Total	$734,252	$756,905
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded on our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for each of the three-month periods ended February 28, 2022 and 2021 was $4.3 million, and included short-term lease costs of $1.2 million and $1.3 million, respectively. Variable lease costs and external sublease income for the three-month periods ended February 28, 2022 and 2021 were immaterial.
The following table presents our lease right-of-use assets and lease liabilities (dollars in thousands):

	February 28, 2022	November 30, 2021
Lease right-of-use assets (a)	$26,485	$27,693
Lease liabilities (b)	28,302	29,481
(a)Represents lease right-of-use assets within our homebuilding operations and financial services operations of $26.3 million and $.2 million, respectively, at February 28, 2022, and $27.5 million and $.2 million, respectively, at November 30, 2021.
(b)Represents lease liabilities within our homebuilding operations and financial services operations of $28.1 million and $.2 million, respectively, at February 28, 2022, and $29.3 million and $.2 million, respectively, at November 30, 2021.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended February 28,
	2022	2021
Income tax expense	$43,800	$26,500
Effective tax rate	24.6%	21.4%
Our income tax expense and effective tax rate for the three months ended February 28, 2022 reflected the favorable impacts of $2.2 million of excess tax benefits related to stock-based compensation and $.2 million of federal tax credits we earned primarily from building energy-efficient homes, partially offset by $1.7 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). Our income tax expense and effective tax rate for the three months ended February 28, 2021 reflected the favorable impacts of $3.5 million of excess tax benefits related to stock-based compensation and $2.7 million of federal tax credits we earned primarily from building energy-efficient homes, partly offset by $1.4 million of non-deductible executive compensation expense.
The federal energy tax credits for the three months ended February 28, 2022 and 2021 resulted from legislation enacted in December 2020 and earlier periods. The federal tax credit for building new energy-efficient homes expired for homes delivered after December 31, 2021.
The Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020, provided an Employee Retention Credit (“ERC”), which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $5,000 of credit for each employee based on certain wages paid after March 12, 2020 and before January 1, 2021. Based on our evaluation of this provision and the significant pandemic-related impacts on our operations in 2020, we recognized an ERC of $4.3 million as an offset to payroll tax expenses within selling, general and administrative expenses in our consolidated statements of operations upon filing for the refund in the 2021 first quarter. We received the refund in the 2021 fourth quarter.

In June 2020, California enacted tax legislation that approved the suspension of California net operating loss (“NOL”) deductions for tax years 2020, 2021 and 2022. On February 9, 2022, California enacted legislation restoring the NOL deduction for tax years beginning on or after January 1, 2022, which would be effective for our 2023 fiscal year. Although the suspension of California NOL deductions did not have an impact on our income tax expense for the three months ended February 28, 2022, it contributed to the year-over-year increase in the amount of taxes we paid in this period.
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
Our deferred tax assets of $190.4 million as of February 28, 2022 and $194.8 million as of November 30, 2021 were each partly offset by a valuation allowance of $17.4 million. The deferred tax asset valuation allowances as of February 28, 2022 and November 30, 2021 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of February 28, 2022, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax valuation allowance were needed for the three months ended February 28, 2022.
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
14.Notes Payable
Notes payable consisted of the following (in thousands):

	February 28, 2022	November 30, 2021
Unsecured revolving credit facility	$250,000	$—
Mortgages and land contracts due to land sellers and other loans	4,927	5,327
7.50% Senior notes due September 15, 2022	349,635	349,471
7.625% Senior notes due May 15, 2023	350,661	350,788
6.875% Senior notes due June 15, 2027	297,267	297,161
4.80% Senior notes due November 15, 2029	296,984	296,905
4.00% Senior notes due June 15, 2031	385,474	385,375
Total	$1,934,948	$1,685,027
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs and premiums, which totaled $10.0 million at February 28, 2022 and $10.3 million at November 30, 2021.
Unsecured Revolving Credit Facility. On February 18, 2022, we entered into an amendment to our unsecured revolving credit facility with various banks (“Credit Facility”) that increased its borrowing capacity from $800.0 million to $1.09 billion and extended its maturity from October 7, 2023 to February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at a rate based on either a Secured Overnight Financing Rate (“SOFR”) or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2022, we had $250.0 million of cash borrowings and $8.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 28, 2022, we had $831.4 million available for cash borrowings under the Credit Facility, with up to $241.4 million of that amount available for the issuance of letters of credit.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of February 28, 2022 and November 30, 2021, we had letters of credit outstanding under the LOC Facility of $36.7 million and $34.6 million, respectively.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 28, 2022, inventories having a carrying value of $18.5 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Senior Notes. All the senior notes outstanding at February 28, 2022 and November 30, 2021 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our and our guarantor subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of February 28, 2022, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of February 28, 2022, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2022 – $353.2 million; 2023 – $351.7 million; 2024 – $0; 2025 – $0; 2026 – $0; and thereafter – $990.0 million.
15.Fair Value Disclosures
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the three months ended February 28, 2022 and the year ended November 30, 2021 (in thousands):

		February 28, 2022			November 30, 2021
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)

Inventories	Level 3	$—	$—	$—	$27,923	$(9,903)	$18,020

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
The following table presents the fair value hierarchy, carrying value and estimated fair value of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 28, 2022		November 30, 2021
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,680,021	$1,726,050	$1,679,700	$1,796,500
(a)The carrying values for the senior notes, as presented, include unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.
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
16.Commitments and Contingencies
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

The changes in our warranty liability were as follows (in thousands):

	Three Months Ended February 28,
	2022	2021
Balance at beginning of period	$96,153	$91,646
Warranties issued	7,890	7,457
Payments	(6,577)	(6,416)
Balance at end of period	$97,466	$92,687
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

Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $57.0 million and $57.8 million are included in receivables in our consolidated balance sheets at February 28, 2022 and November 30, 2021, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended February 28,
	2022	2021
Balance at beginning of period	$189,131	$194,180
Self-insurance provided	4,739	4,583
Payments	(2,466)	(5,500)
Adjustments (a)	(810)	182
Balance at end of period	$190,594	$193,445
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of February 28, 2022, we had approximately 554 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At February 28, 2022, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible. In addition, although we believe it is probable we will receive additional claims in future periods, we are unable to reasonably estimate the number of such claims or the amount or range of any potential losses associated with such claims as each of these is dependent on several factors, including the actions of third parties over which we have no control; the nature of any specific claims; and our evaluation of the particular facts surrounding each such claim.

Townhome Community Construction Defect Claims. In the 2016 fourth quarter, we received claims from a homeowners association alleging there were construction defects, primarily involving roofing and stucco issues, at a completed townhome community in Northern California totaling approximately $25.0 million. At November 30, 2021, we had an accrual for our estimated probable loss in this matter and a receivable for estimated probable insurance recoveries that reflected the status of our investigation to such date. In February 2022, we reached a settlement with the homeowners association, agreeing to pay approximately $12.0 million, with a portion thereof to be covered by our direct insurer, plus an assignment of claims against a window manufacturer. The total amount of the settlement was covered within our previously established self-insurance accrual and had no material impact on our consolidated financial statements for the 2022 first quarter.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 28, 2022, we had $1.15 billion of performance bonds and $45.3 million of letters of credit outstanding. At November 30, 2021, we had $1.11 billion of performance bonds and $43.2 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 28, 2022, we had total cash deposits of $64.6 million to purchase land having an aggregate purchase price of $1.73 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
Potential Contingent Gain. In pursuing e-commerce opportunities in the late-1990s, we sought strategic alliances to provide new products and services to our homebuyers and invested in certain technology businesses aimed at enhancing the homebuying experience. We accounted for these investments under the cost method. We wrote these investments off in 2001-2002, when we believed they were not recoverable based on the extended technology industry downturn and related severe stock market correction. One of these companies, in which we had invested approximately $1.8 million, has since developed a viable business and experienced significant revenue growth. We have a minority ownership interest in this investee company. In addition, in 2000, we granted nominal ownership interests in this and other investee companies to 16 then-current executives under an incentive compensation program. Prior to his appointment, our chairman, president and chief executive officer, who presently serves on this investee company’s board of directors, received such grants, including for this investee company, as a participant in the program. In January 2022, this investee company entered into a letter of intent with a prospective buyer and the parties are continuing discussions. If a sales transaction is completed, we expect we could realize a gain that would be recognized in a future period when the sale closes.
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2022, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
18.Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended February 28, 2022 and 2021
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2021	100,711	(6,705)	(5,785)	$100,711	$848,620	$2,379,364	$(19,119)	$(72,718)	$(217,383)	$3,019,475
Net income	—	—	—	—	—	134,257	—	—	—	134,257
Dividends on common stock	—	—	—	—	—	(14,130)	—	—	—	(14,130)
Stock awards	—	—	721	—	(27,249)	—	—	—	27,249	—
Stock-based compensation	—	—	—	—	6,867	—	—	—	—	6,867
Tax payments associated with stock-based compensation awards	—	—	(320)	—	—	—	—	—	(12,153)	(12,153)
Balance at February 28, 2022	100,711	(6,705)	(5,384)	$100,711	$828,238	$2,499,491	$(19,119)	$(72,718)	$(202,287)	$3,134,316

Balance at November 30, 2020	99,869	(7,124)	(1,107)	$99,869	$824,306	$1,868,896	$(22,276)	$(77,265)	$(27,761)	$2,665,769
Cumulative effect of adoption of new accounting standard for credit losses	—	—	—	—	—	(226)	—	—	—	(226)
Net income	—	—	—	—	—	97,051	—	—	—	97,051
Dividends on common stock	—	—	—	—	—	(14,064)	—	—	—	(14,064)
Employee stock options/other	173	—	—	173	2,365	—	—	—	—	2,538
Stock awards	—	419	10	—	(4,787)	—	—	4,547	240	—
Stock-based compensation	—	—	—	—	5,572	—	—	—	—	5,572
Tax payments associated with stock-based compensation awards	—	—	(208)	—	—	—	—	—	(8,456)	(8,456)
Balance at February 28, 2021	100,042	(6,705)	(1,305)	$100,042	$827,456	$1,951,657	$(22,276)	$(72,718)	$(35,977)	$2,748,184

On February 17, 2022, the management development and compensation committee of our board of directors approved the payout of 674,677 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on October 4, 2018. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on cumulative earnings per share, average return on invested capital, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2018 through November 30, 2021. Of the shares of common stock paid out, 319,815 shares, or $12.2 million, were purchased by us in the 2022 first quarter to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
As of February 28, 2022, we were authorized to repurchase 331,400 shares of our common stock under a board of directors approved share repurchase program. We did not repurchase any of our common stock under this program in the three months ended February 28, 2022.
Unrelated to the share repurchase program, our board of directors authorized in 2014 the repurchase of not more than 680,000 shares of our outstanding common stock, and also authorized potential future grants of up to 680,000 stock payment awards under the KB Home 2014 Equity Incentive Plan (“2014 Plan”), in each case solely as necessary for director elections in respect of outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. The 2014 Plan was amended in April 2016. As of February 28, 2022, we have not repurchased any shares and no stock payment awards have been granted under the 2014 Plan, as amended, pursuant to the respective board of directors’ authorizations.

In the three-month periods ended February 28, 2022 and 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share.
19.Stock-Based Compensation
Stock Options. At both February 28, 2022 and November 30, 2021, we had 1,674,393 stock options outstanding and exercisable with a weighted average exercise price of $15.56. We have not granted any stock option awards since 2016. As of February 28, 2022, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 3.6 years. As all outstanding stock options have been fully vested since 2019, there was no unrecognized compensation expense related to stock option awards at February 28, 2022 and no stock-based compensation expense associated with stock options for the three-month periods ended February 28, 2022 and 2021. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $38.6 million at February 28, 2022. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $6.9 million and $5.6 million for the three months ended February 28, 2022 and 2021, respectively, related to restricted stock and PSUs.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended February 28,
	2022	2021
Summary of cash and cash equivalents at end of period:
Homebuilding	$240,688	$569,793
Financial services	2,049	1,166
Total	$242,737	$570,959
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(7,606)	$(3,860)
Income taxes paid	340	81
Supplemental disclosures of non-cash activities:
Decrease in consolidated inventories not owned	(14,623)	(1,863)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	3,951	3,261
21.    Subsequent Event
On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock. This authorization replaced a prior board of directors authorization, as discussed in Note 18 – Stockholders’ Equity, which had 331,400 shares remaining for repurchase. Repurchases under the new authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of the date of this report, we have not repurchased any shares under this authorization.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended February 28,
	2022	2021	Variance
Revenues:
Homebuilding	$1,394,154	$1,138,008	23%
Financial services	4,635	3,730	24
Total revenues	$1,398,789	$1,141,738	23%
Pretax income:
Homebuilding	$169,621	$115,051	47%
Financial services	8,436	8,500	(1)
Total pretax income	178,057	123,551	44
Income tax expense	(43,800)	(26,500)	(65)
Net income	$134,257	$97,051	38%
Diluted earnings per share	$1.47	$1.02	44%
Housing market conditions were favorable through the three months ended February 28, 2022, with solid demand driven by healthy demographic trends, particularly from millennial and Generation Z groups, a limited supply of new and resale inventory, and steady employment and wage growth. Considerable demand for our homes enabled us to lift selling prices in the vast majority of our communities and, in combination with our focus on balancing pace, price and construction starts at each community, helped us to enhance our inventory assets’ performance and improve returns, despite significant persistent supply chain challenges and higher construction costs, as described further below. The value of our net orders for the 2022 first quarter increased 15% from the year-earlier quarter due to a 17% increase in their overall average selling price, partly offset by a 2% decline in net orders. The decrease in net orders was due to our lower average community count in the current period, partly offset by slightly higher monthly net orders per community. Our lower average community count reflected the accelerated sell-out of communities as a result of our strong monthly net order pace over the past few quarters and supply chain-related delays in new community openings. The strong housing demand in our served markets lifted our monthly net orders per community slightly to 6.6 from 6.4, even as we raised selling prices and strategically paced lot releases to enhance margins and help align with current production capacity.
Since the outbreak of COVID-19 in 2020, we have experienced intensifying building material cost pressures, particularly for lumber, and production capacity constraints affecting our product suppliers driven by sustained high levels of homebuilding and renovation activity, combined with supply chain disruptions stemming largely from international and domestic COVID-19 control responses and economy-wide labor shortages in the U.S. In the 2022 first quarter, these continuing supply chain disruptions, as well as ongoing restricted construction services availability and delays with respect to state and municipal construction permitting, inspection and utility processes, were exacerbated by a resurgence of COVID-19 infections with the Omicron variant. Consequently, our construction cycle times were extended by approximately two weeks, primarily affecting the finishing stages, as compared to the 2021 fourth quarter, and many deliveries and new community openings expected for the 2022 first quarter were delayed. We have adapted to the extent possible to these changing conditions, re-sequencing construction when necessary, and, in some cases, ordering items in advance of starting homes to mitigate delays. We believe these challenging circumstances affecting our land development and home construction activities will generally persist throughout the year. We continue to be proactive and, as feasible, aim to address issues as they arise to mitigate the impact on our business going forward. We have incorporated these trends into our performance expectations, as presented below under “Outlook.” However, it is possible that supply chain disruptions will worsen in the coming periods due to the military conflict in Ukraine that began in late February 2022 and the wide-ranging sanctions the U.S. and other countries have imposed or may further impose on Russian business sectors, financial organizations, individuals and raw materials.
Homebuilding revenues for the 2022 first quarter grew 23% due to an increase in housing revenues, driven by a 22% increase in the overall average selling price of homes delivered to $486,100, as the number of homes delivered was essentially even with the year-earlier quarter. Homebuilding operating income for the three months ended February 28, 2022 rose 49% year over year to $169.6 million and, as a percentage of revenues, improved 220 basis points to 12.2%. The increase in our homebuilding operating income margin reflected improvements in both our housing gross profit margin and selling, general and administrative expenses as a percentage of housing revenues. Our pretax income margin improved 190 basis points to 12.7%, and net income and diluted earnings per share increased 38% and 44%, respectively, each as compared to the corresponding quarter of 2021.
COVID-19 Pandemic Impact. The COVID-19 pandemic and related COVID-19 control responses have adversely affected many economic sectors, significantly disrupted the global supply chain and fueled producer price and consumer inflation. Our business was impacted by these issues during the three months ended February 28, 2022, as we experienced, among other things, supply chain bottlenecks and the other production-related challenges during the quarter described above that, to various degrees, extended our construction cycle times, delayed home deliveries and community openings and raised our costs. They could negatively impact our growth, margins and financial results in future periods, as could additional significant COVID-19-related disruptions, if they emerge. At the same time, we continue to experience strong demand for our products and believe we are well-positioned to operate effectively through the present environment.
Our ending backlog value at February 28, 2022 grew 55% to approximately $5.71 billion, our highest first-quarter level since 2007. With this robust backlog, we expect to achieve significant year-over-year growth in our scale, profitability and returns in the 2022 second quarter and full year, as described below under “Outlook.” In addition, with the ongoing strong housing demand in the first quarter of 2022, we continued to increase our land acquisition and development investments, as we did in 2021, to measurably expand our lot pipeline and support future community count growth.
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2022	2021
Revenues:
Housing	$1,394,154	$1,137,353
Land	—	655
Total	1,394,154	1,138,008
Costs and expenses:
Construction and land costs
Housing	(1,082,112)	(901,178)
Land	—	(731)
Total	(1,082,112)	(901,909)
Selling, general and administrative expenses	(142,480)	(122,005)
Total	(1,224,592)	(1,023,914)
Operating income	169,562	114,094
Interest income	36	653
Equity in income of unconsolidated joint ventures	23	304
Homebuilding pretax income	$169,621	$115,051
Homes delivered	2,868	2,864
Average selling price	$486,100	$397,100
Housing gross profit margin as a percentage of housing revenues	22.4%	20.8%
Adjusted housing gross profit margin as a percentage of housing revenues	22.4%	21.1%
Selling, general and administrative expenses as a percentage of housing revenues	10.2%	10.7%
Operating income as a percentage of revenues	12.2%	10.0%

Revenues. Homebuilding revenues for the 2022 first quarter grew from the year-earlier quarter mainly due to a 23% increase in housing revenues. The year-over-year growth in housing revenues was driven by a 22% increase in the overall average selling price of homes delivered that reflected strong housing market conditions as well as product and geographic mix shifts of homes delivered. Although our backlog of homes at the beginning of the quarter (“beginning backlog”) increased 35% year over year, the number of homes delivered in the 2022 first quarter was essentially flat primarily due to the supply chain disruptions and other production-related issues that intensified during the quarter, as described above under “Overview.” These operational challenges extended our construction cycle times by two weeks, as compared to the 2021 fourth quarter, and delayed many expected deliveries. Reflecting these challenges, the number of homes delivered as a percentage of beginning backlog decreased to 27% in the 2022 first quarter, compared to 37% in the year-earlier period.
Operating Income. Our operating income for the three months ended February 28, 2022 grew 49% from the year-earlier period, reflecting higher housing gross profits, partly offset by an increase in selling, general and administrative expenses. Operating income for the 2022 first quarter included inventory-related charges of $.2 million, compared to $4.1 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended February 28, 2022 improved 220 basis points to 12.2%, compared to 10.0% for the corresponding 2021 period. Excluding inventory-related charges, our operating income as a percentage of revenues increased 180 basis points to 12.2% for the 2022 first quarter from 10.4% for the year-earlier quarter.
•Housing Gross Profits – Housing gross profits of $312.0 million for the three months ended February 28, 2022 grew 32% from $236.2 million for the year-earlier period due to increases in both our housing revenues and housing gross profit margin. Our housing gross profit margin for the 2022 first quarter rose 160 basis points year over year to 22.4%, mainly as a result of a favorable pricing environment that more than offset higher construction costs (approximately 80 basis points), lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 80 basis points), a decrease in inventory-related charges (approximately 30 basis points) and other miscellaneous factors (approximately 30 basis points). These favorable impacts were partly offset by increased expenses to support current operations and expected growth (approximately 60 basis points). As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.1% and 2.9% for the three months ended February 28, 2022 and 2021, respectively. Excluding the above-mentioned inventory-related charges for the applicable periods, our adjusted housing gross profit margin for the 2022 first quarter increased 130 basis points from the year-earlier period. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended February 28,
	2022	% of Housing Revenues	2021	% of Housing Revenues
Marketing expenses	$28,848	2.1%	$28,406	2.5%
Commission expenses (a)	48,629	3.5	44,852	3.9
General and administrative expenses	65,003	4.6	48,747	4.3
Total	$142,480	10.2%	$122,005	10.7%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the 2022 first quarter rose 17% from the year-earlier quarter, mainly due to an increase in commission expenses associated with our higher housing revenues, and an increase in general and administrative expenses. The year-over-year increase in general and administrative expenses primarily reflected higher costs associated with performance-based employee compensation plans, as well as expenses incurred to support current operations and expected growth. In addition, general and administrative expenses in the year-earlier quarter benefited from a $4.3 million ERC, which is described in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements in this report. As a percentage of housing revenues, our selling, general and administrative expenses for the 2022 first quarter improved 50 basis points, largely reflecting increased operating leverage due to our higher housing revenues as compared to the year-earlier quarter, partly offset by the above-mentioned higher expenses.

Interest Income/Expense. Interest income, which is generated from short-term investments, was nominal for the three months ended February 28, 2022 and $.7 million for the year-earlier period. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month periods ended February 28, 2022 and 2021 was capitalized due to the average amount of our inventory qualifying for interest capitalization exceeding our average debt level for each period. As a result, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was nominal for each of the three-month periods ended February 28, 2022 and 2021. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information concerning our net orders, cancellation rates, ending backlog and community count (dollars in thousands):

	Three Months Ended February 28,
	2022	2021
Net orders	4,210	4,292
Net order value (a)	$2,153,734	$1,869,068
Cancellation rates (b)	11%	10%
Ending backlog — homes	11,886	9,238
Ending backlog — value	$5,711,305	$3,694,118
Ending community count	208	209
Average community count	213	223
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
Net Orders. For the three months ended February 28, 2022, net orders from our homebuilding operations decreased 2% year over year, reflecting our lower average community count described further below, partly offset by a slight increase in monthly net orders per community to 6.6 from 6.4 in the year-earlier period. Along with the healthy housing demand, particularly from millennial and Generation Z demographic groups, we believe our Built-to-Order® homebuying process, which provides personalization and choice, continues to be a key contributor to our strong monthly net order pace.
Though we experienced a slight decrease in net orders for the 2022 first quarter, compared to our strong 2021 first-quarter net orders, which reached a 14-year high, the value of our net orders rose 15% due to a 17% increase in the overall average selling price of net orders that largely reflected robust housing demand in most of our served markets as well as a product and geographic mix shift. The year-over-year growth in overall net order value resulted from improvements in three of our four homebuilding reporting segments, with net order value increases ranging from 8% in our West Coast segment to 79% in our Southeast segment. Net order value from our Southwest homebuilding reporting segment decreased 2%.
Our cancellation rate as a percentage of gross orders for the three months ended February 28, 2022 was nearly even with the year-earlier period.
Backlog. The number of homes in our backlog at February 28, 2022 increased 29% from February 28, 2021, reflecting our substantially higher backlog at the beginning of the quarter, partly offset by a slight year-over-year decrease in our net orders for the three months ended February 28, 2022. The potential future housing revenues in our backlog at February 28, 2022 grew 55% from February 28, 2021 as a result of both the higher number of homes in our backlog and a 20% increase in the overall average selling price of those homes. Each of our four homebuilding reporting segments generated year-over-year increases in backlog value, ranging from 38% in our West Coast segment to 114% in our Southeast segment.

Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our average community count for the 2022 first quarter decreased 4% from the year-earlier period, and our ending community count was essentially flat at 208. The year-over-year decreases in our overall average and ending community counts primarily reflected communities selling out earlier than anticipated due to both an increase in our demand-driven net order pace and delays in new community openings during the three months ended February 28, 2022, as described above under “Overview.” We substantially increased our investments in land acquisition and land development in the 2022 first quarter, as we did in 2021, to support future community count growth.
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended February 28,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2022	2021	2022	2021	2022	2021
West Coast	914	884	1,094	1,160	11%	9%
Southwest	516	534	748	867	7	8
Central	953	1,011	1,444	1,598	14	12
Southeast	485	435	924	667	9	12
Total	2,868	2,864	4,210	4,292	11%	10%

	Net Order Value			Average Community Count
Segment	2022	2021	Variance	2022	2021	Variance
West Coast	$845,517	$779,551	8%	57	65	(12)%
Southwest	327,569	333,919	(2)	34	36	(6)
Central	618,009	552,941	12	75	82	(9)
Southeast	362,639	202,657	79	47	40	18
Total	$2,153,734	$1,869,068	15%	213	223	(4)%

	February 28,
	Backlog – Homes			Backlog – Value
Segment	2022	2021	Variance	2022	2021	Variance
West Coast	2,621	2,300	14%	$1,951,554	$1,417,644	38%
Southwest	2,426	1,854	31	1,028,385	669,939	54
Central	4,402	3,624	21	1,811,261	1,176,047	54
Southeast	2,437	1,460	67	920,105	430,488	114
Total	11,886	9,238	29%	$5,711,305	$3,694,118	55%
The composition of our homes delivered, net orders and backlog shifts with the mix of our active communities and the corresponding average selling prices of the homes ordered and/or delivered at these communities in any particular period, and changes as new communities open and existing communities wind down or sell out. In addition, with our Built-to-Order model, the selling prices of individual homes within a community may vary due to differing lot sizes and locations, home square footage, and option and upgrade selections. These intrinsic variations in our business limit the comparability of our homes delivered, net orders and backlog, as well as their corresponding values, between sequential and year-over-year periods, in addition to the effect of prevailing economic or housing market conditions in or across any particular periods.
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $34.7 million in the three months ended February 28, 2022 and $30.4 million in the three months ended February 28, 2021. The year over year increase reflected higher selling, general and administrative expenses, mainly due to higher costs associated with performance-based employee compensation plans, as well as expenses to support current operations and expected growth.
The financial results of our homebuilding reporting segments for the three months ended February 28, 2022 were negatively affected by intensifying building material cost pressures, as well as the supply chain disruptions and other production-related challenges during the quarter that are described above under “Overview.”
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2022	2021	Variance
Revenues	$658,874	$514,516	28%
Construction and land costs	(507,465)	(421,055)	(21)
Selling, general and administrative expenses	(41,508)	(35,258)	(18)
Operating income	$109,901	$58,203	89%

Homes delivered	914	884	3%
Average selling price	$720,900	$582,000	24%
Operating income as a percentage of revenues	16.7%	11.3%	540	bps
This segment’s revenues grew year over year due to increases in both the number of homes delivered and the average selling price of those homes. The higher average selling price of homes delivered reflected strong housing market conditions and product and geographic mix shifts of homes delivered.
Operating income grew from the year-earlier period, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income increased from the year-earlier quarter, primarily due to a 480 basis-point expansion in the housing gross profit margin to 23.0% and a 60 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.3%. The higher housing gross profit margin was largely driven by a favorable pricing environment and lower relative amortization of previously capitalized interest. In addition, this segment had no inventory-related charges in the 2022 first quarter, compared to $3.8 million of such charges in the year-earlier period. The improvement in selling, general and administrative expenses as a percentage of housing revenues mainly reflected increased operating leverage from higher housing revenues, partly offset by higher expenses incurred to support current operations and expected growth.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2022	2021	Variance
Revenues	$209,767	$187,685	12%
Construction and land costs	(156,428)	(138,681)	(13)
Selling, general and administrative expenses	(17,324)	(15,825)	(9)
Operating income	$36,015	$33,179	9%

Homes delivered	516	534	(3)%
Average selling price	$406,500	$351,500	16%
Operating income as a percentage of revenues	17.2%	17.7%	(50)	bps

The year-over-year growth in this segment’s revenues reflected an increase in the average selling price of homes delivered, partly offset by a slight decrease in the number of homes delivered. The higher average selling price reflected strong housing market conditions and a shift in product and geographic mix of homes delivered.
Operating income increased from the corresponding 2021 period, primarily due to higher housing gross profits, partially offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the three-month period ended February 28, 2022 decreased from the year-earlier period largely due to a 70 basis-point decline in the housing gross profit margin to 25.4%, partly offset by a 20 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.2%.
Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2022	2021	Variance
Revenues	$355,322	$309,708	15%
Construction and land costs	(284,860)	(238,951)	(19)
Selling, general and administrative expenses	(32,346)	(29,765)	(9)
Operating income	$38,116	$40,992	(7)%

Homes delivered	953	1,011	(6)%
Average selling price	$372,800	$306,300	22%
Operating income margin as a percentage of revenues	10.7%	13.2%	(250)	bps
This segment’s revenues grew from the corresponding year-earlier period due to an increase in the average selling price of homes delivered, partly offset by a decrease in the number of homes delivered. The higher average selling price reflected strong housing market conditions and shifts in the product and geographic mix of homes delivered.
Operating income decreased from the corresponding year-earlier period mainly due to higher selling, general and administrative expenses. For the three months ended February 28, 2022, the decrease in this segment’s operating income as a percentage of revenues primarily reflected a 300 basis-point decrease in the housing gross profit margin to 19.8%, partly offset by a 50 basis-point decrease in selling, general and administrative expenses as a percentage of housing revenues to 9.1%. The decline in the housing gross profit margin was largely due to higher construction and land costs and increased expenses to support current operations and expected growth, partly offset by lower relative amortization of capitalized interest. The improvement in selling, general and administrative expenses as a percentage of housing revenues mainly reflected increased operating leverage from higher housing revenues.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2022	2021	Variance
Revenues	$170,191	$126,099	35%
Construction and land costs	(132,230)	(101,233)	(31)
Selling, general and administrative expenses	(17,695)	(12,752)	(39)
Operating income	$20,266	$12,114	67%

Homes delivered	485	435	11%
Average selling price	$350,900	$288,400	22%
Operating income as a percentage of revenues	11.9%	9.6%	230	bps
This segment’s revenues for the three months ended February 28, 2022 were generated solely from housing operations. For the three months ended February 28, 2021 revenues were generated from both housing operations and nominal land sales. Housing revenues for 2022 first quarter increased 36% year over year from $125.4 million. The housing revenue expansion resulted from growth in the number of homes delivered and an increase in the overall average selling price of those homes, which reflected strong housing market conditions and shifts in the product and geographic mix of homes delivered.
Operating income increased from the corresponding year-earlier period, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the 2022 first quarter rose from the year-earlier period due to a 240 basis-point increase in the housing gross profit margin to 22.3% that mainly reflected a shift in geographic mix, lower relative amortization of previously capitalized interest and reduced sales incentives. Selling, general and administrative expenses as a percentage of housing revenues increased 20 basis points from the year-earlier period to 10.4%.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended February 28,
	2022	2021
Revenues	$4,635	$3,730
Expenses	(1,347)	(1,200)
Equity in income of unconsolidated joint venture	5,148	5,970
Pretax income	$8,436	$8,500

Total originations (a):
Loans	1,783	2,072
Principal	$691,933	$710,924
Percentage of homebuyers using KBHS	71%	79%
Average FICO score	732	724

Loans sold (a):
Loans sold to Stearns/GR Alliance	1,527	1,554
Principal	$595,959	$523,905
Loans sold to third parties	352	436
Principal	$112,192	$144,387
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months ended February 28, 2022 grew from the corresponding period of 2021 due to increases in both title services revenues and insurance commissions.
Pretax income. Financial services pretax income for the three months ended February 28, 2022 was essentially even with the year-earlier period, as a decrease in our equity in income of unconsolidated joint ventures was offset by an increase in income from title services and insurance commissions. In the 2022 first quarter, the equity in income of our unconsolidated joint venture, KBHS, decreased 14% year over year due to a lower principal amount of loan originations combined with lower margins, reflecting increased competition in the primary mortgage market, partly offset by an increase in the fair value of interest rate lock commitments. The lower principal amount of loan originations was mainly due to a decrease in the percentage of homebuyers using KBHS, partly offset by a 22% increase in the average selling price of homes delivered.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended February 28,
	2022	2021
Income tax expense	$43,800	$26,500
Effective tax rate	24.6%	21.4%

Our effective tax rate for the three months ended February 28, 2022 increased from the year-earlier period, mainly due to a $2.5 million decrease in the federal tax credits we earned primarily from building energy-efficient homes, reflecting the expiration of these credits for homes delivered after December 31, 2021. Also contributing to the higher effective tax rate were a $1.3 million decrease in excess tax benefits related to stock-based compensation, and an increase of $.3 million in non-deductible executive compensation expense.
In June 2020, California enacted tax legislation that approved the suspension of California NOL deductions for tax years 2020, 2021 and 2022. On February 9, 2022, California enacted legislation restoring the NOL deduction for tax years beginning on or after January 1, 2022, which would be effective for our 2023 fiscal year. Although the suspension of California NOL deductions did not have an impact on our income tax expense for the three months ended February 28, 2022, it contributed to the year-over-year increase in the amount of taxes we paid in the period.
Further information regarding our income taxes is provided in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements in this report.
NON-GAAP FINANCIAL MEASURES
This report contains information about our adjusted housing gross profit margin, which is not calculated in accordance with GAAP. We believe this non-GAAP financial measure is relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because it is not calculated in accordance with GAAP, this non-GAAP financial measure may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance and/or financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement the most directly comparable GAAP financial measure in order to provide a greater understanding of the factors and trends affecting our operations.
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended February 28,
	2022	2021
Housing revenues	$1,394,154	$1,137,353
Housing construction and land costs	(1,082,112)	(901,178)
Housing gross profits	312,042	236,175
Add: Inventory-related charges (a)	175	4,064
Adjusted housing gross profits	$312,217	$240,239
Housing gross profit margin as a percentage of housing revenues	22.4%	20.8%
Adjusted housing gross profit margin as a percentage of housing revenues	22.4%	21.1%
(a)    Represents inventory impairment and land option contract abandonment charges associated with housing operations.
Adjusted housing gross profit margin is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs excluding housing inventory impairment and land option contract abandonment charges (as applicable) recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross profit margin. We believe adjusted housing gross profit margin is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profits we generated specifically on the homes delivered during a given period. This non-GAAP financial measure isolates the impact that the housing inventory impairment and land option contract abandonment charges have on housing gross profit margins, and allows investors to make comparisons with our competitors that adjust housing gross profit margins in a similar manner. We also believe investors will find adjusted housing gross profit margin relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of housing inventory impairment and land option contract abandonment charges. This financial measure assists us in making strategic decisions regarding community location and product mix, product pricing and construction pace.

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
We ended the 2022 first quarter with total liquidity of $1.07 billion, including cash and cash equivalents and $831.4 million of available capacity under the Credit Facility. Based on our financial position as of February 28, 2022, and our generally positive business forecast for the remainder of 2022 as discussed below under “Outlook,” we have no material concerns related to our liquidity. While the ongoing COVID-19 pandemic creates potential liquidity risks, as discussed further below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. There have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2021.
Investments in Land and Land Development. Our investments in land and land development increased 27% to $704.7 million for the three months ended February 28, 2022, compared to $556.0 million for the year-earlier period. Approximately 52% of our total investments for the three months ended February 28, 2022 related to land acquisition, compared to approximately 49% in the prior-year period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the three months ended February 28, 2022 and 2021, approximately 57% and 53%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in the remainder of 2022 and beyond.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	February 28, 2022		November 30, 2021		Variance
Segment	Lots	$	Lots	$	Lots	$
West Coast	24,142	$2,473,942	23,539	$2,300,096	603	$173,846
Southwest	12,279	925,913	12,339	875,438	(60)	50,475
Central	29,439	1,102,216	28,961	995,811	478	106,405
Southeast	22,352	695,762	21,929	631,484	423	64,278
Total	88,212	$5,197,833	86,768	$4,802,829	1,444	$395,004
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at February 28, 2022 increased from November 30, 2021, primarily due to our investments in land and land development in the three months ended February 28, 2022 and an increase in the number of homes under construction. The number of lots in inventory as of February 28, 2022 included 11,365 lots under contract where the associated deposits were refundable at our discretion, compared to 10,254 of such lots at November 30, 2021. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 42% at February 28, 2022, compared to 44% at November 30, 2021. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.

Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at February 28, 2022, we estimate the remaining purchase price to be paid would be as follows: 2022 – $1.06 billion; 2023 – $449.9 million; 2024 – $66.2 million; 2025 – $79.7 million; 2026 – $15.0 million; and thereafter – $0.
Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	February 28, 2022	November 30, 2021
Total cash and cash equivalents	$240,688	$290,764
Credit Facility commitment	1,090,000	800,000
Borrowings outstanding under the Credit Facility	(250,000)	—
Letters of credit outstanding under the Credit Facility	(8,618)	(8,618)
Credit Facility availability	831,382	791,382
Total liquidity	$1,072,070	$1,082,146
The majority of our cash equivalents at February 28, 2022 and November 30, 2021 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	February 28, 2022	November 30, 2021	Variance
Credit Facility	$250,000	$—	$250,000
Mortgages and land contracts due to land sellers and other loans	4,927	5,327	(400)
Senior notes	1,680,021	1,679,700	321
Total	$1,934,948	$1,685,027	$249,921
Our financial leverage, as measured by the ratio of debt to capital, was 38.2% at February 28, 2022, compared to 35.8% at November 30, 2021. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain an LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of February 28, 2022 and November 30, 2021, we had letters of credit outstanding under the LOC Facility of $36.7 million and $34.6 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.15 billion and $1.11 billion of performance bonds outstanding at February 28, 2022 and November 30, 2021, respectively.
Unsecured Revolving Credit Facility. On February 18, 2022, we entered into an amendment to our Credit Facility that increased its borrowing capacity from $800.0 million to $1.09 billion and extended its maturity from October 7, 2023 to February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2022, we had $250.0 million of cash borrowings and $8.6 million of letters of credit outstanding under the Credit Facility, with the outstanding borrowings reflecting a focus to operate with a more efficient cash balance as we continue to drive returns-focused growth. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or minimum liquidity level, each as defined therein. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements under the Credit Facility, as amended, are set forth below:
•Consolidated Tangible Net Worth – We must maintain a consolidated tangible net worth at the end of any fiscal quarter greater than or equal to the sum of (a) $2.09 billion, plus (b) an amount equal to 50% of the aggregate of the cumulative consolidated net income for each fiscal quarter commencing after November 30, 2021 and ending as of the last day of such fiscal quarter (though there is no reduction if there is a consolidated net loss in any fiscal quarter), plus (c) an amount equal to 50% of the cumulative net proceeds we receive from the issuance of our capital stock after November 30, 2021.
•Leverage Ratio – We must also maintain a Leverage Ratio of less than or equal to .60 at the end of each fiscal quarter. The Leverage Ratio is calculated as the ratio of our consolidated total indebtedness to the sum of consolidated total indebtedness and consolidated tangible net worth, all as defined under the Credit Facility.
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
In addition, under the Credit Facility, our investments in joint ventures and non-guarantor subsidiaries (which are shown, respectively, in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report and under “Supplemental Guarantor Financial Information” below) as of the end of each fiscal quarter cannot exceed the sum of (a) $104.8 million and (b) 20% of consolidated tangible net worth. Further, for so long as we do not hold an investment grade rating, as defined under the Credit Facility, the Credit Facility does not permit our borrowing base indebtedness, which generally is the aggregate principal amount of our and certain of our subsidiaries’ outstanding indebtedness for borrowed money and non-collateralized financial letters of credit, to be greater than our borrowing base (a measure relating to our inventory and unrestricted cash assets).
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 28, 2022:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.16 billion	$3.10 billion
Leverage Ratio	<	.600	.386
Interest Coverage Ratio (a)	>	1.500	8.009
Minimum liquidity (a)	>	$117.3 million	$(9.3) million
Investments in joint ventures and non-guarantor subsidiaries	<	$724.4 million	$237.4 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.16 billion

(a)    Under the terms of the Credit Facility, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity.
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

As of February 28, 2022, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of certain dividends, such as cash dividends on our common stock, if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2022, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $4.9 million, secured primarily by the underlying property, which had an aggregate carrying value of $18.5 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In January 2022, Standard and Poor’s Financial Services reaffirmed our BB credit rating and changed its rating outlook to positive from stable.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended February 28,
	2022	2021
Net cash provided by (used in):
Operating activities	$(251,035)	$(79,265)
Investing activities	(17,876)	(11,723)
Financing activities	219,512	(20,582)
Net decrease in cash and cash equivalents	$(49,399)	$(111,570)
Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash used in operating activities for the three months ended February 28, 2022 mainly reflected a net increase in inventories of $405.9 million and a net increase in receivables of $8.6 million, partly offset by net income of $134.3 million and a net increase in accounts payable, accrued expenses and other liabilities of $2.1 million. In the three months ended February 28, 2021, our net cash used in operating activities mainly reflected a net increase in inventories of $229.1 million and a net decrease in accounts payable, accrued expenses and other liabilities of $10.1 million, partially offset by net income of $97.1 million and a net decrease in receivables of $23.3 million.
Investing Activities. In the three months ended February 28, 2022, our uses of cash included $10.6 million for net purchases of property and equipment and $8.6 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $1.3 million return of investments in unconsolidated joint ventures. In the three months ended February 28, 2021, the net cash used for investing activities reflected $9.1 million for net purchases of property and equipment and $2.6 million for contributions to unconsolidated joint ventures.
Financing Activities. In the three months ended February 28, 2022, cash was provided by net borrowings under the Credit Facility of $250.0 million. Partially offsetting the cash provided were $14.1 million of dividend payments on our common stock, $12.2 million of tax payments associated with stock-based compensation awards, $3.8 million of costs incurred for the Credit Facility amendment and $.4 million of payments on mortgages and land contracts due to land sellers and other loans. In the three months ended February 28, 2021, net cash was used for dividend payments on our common stock of $14.1 million, tax payments associated with stock-based compensation awards of $8.5 million and payments on mortgages and land contracts due to land sellers and other loans of $.6 million. The cash used was partially offset by $2.5 million of issuances of common stock under employee stock plans.
Dividends. In the three-month periods ended February 28, 2022 and 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2022, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding the COVID-19 pandemic and international and domestic COVID-19 control responses, including in China, as well as the ongoing global supply chain disruptions, which may be exacerbated by the military conflict in Ukraine and the associated wide-ranging sanctions imposed on Russian business sectors, financial organizations, individuals and raw materials, each of which could materially and negatively affect our business and the housing market, our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions, as well as moderated investor and/or lender interest or capacity and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. Further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity is provided in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended November 30, 2021.
Supplemental Guarantor Financial Information
As of February 28, 2022, we had $1.69 billion in aggregate principal amount of outstanding senior notes and $250.0 million of borrowings outstanding under the Credit Facility. Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”). Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes and the Credit Facility.
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

	February 28, 2022	November 30, 2021
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$209,674	$250,118
Inventories	4,774,770	4,425,531
Amounts due from Non-Guarantor Subsidiaries	372,975	323,549
Total assets	5,948,818	5,581,883

	February 28, 2022	November 30, 2021
Summarized Balance Sheet Data (in thousands)
Liabilities and Stockholders’ Equity
Notes payable	$1,932,438	$1,682,517
Amounts due to Non-Guarantor Subsidiaries	266,401	254,717
Total liabilities	3,013,568	2,755,817
Stockholders’ equity	2,935,250	2,826,066

Three Months Ended February 28, 2022
Summarized Statement of Operations Data (in thousands)
Revenues	$1,316,340
Construction and land costs	(1,015,252)
Selling, general and administrative expenses	(137,085)
Interest income from non-guarantor subsidiary	5,881
Pretax income	169,920
Net income	127,820
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2022 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2021.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
We believe several long-term housing market fundamental factors will remain positive in 2022, including favorable demographics, a housing supply-demand imbalance resulting from a decade-plus underproduction of new homes in relation to population growth, a limited supply of resale homes available for sale, and steady employment and job growth. We believe our highly customer-centric, personalized approach to homebuilding and operational capabilities will enable us to address evolving buyer preferences and needs and, together with an expected year-over-year increase in our community count, drive further growth in our results in 2022, subject to business conditions and other factors described in this report, including the risks described below. Our present outlook for the 2022 second quarter and full year is as follows:
2022 Second Quarter
•We expect to generate housing revenues in the range of $1.55 billion to $1.65 billion, an increase from $1.44 billion in the corresponding 2021 period, and anticipate our average selling price to be approximately $490,000, compared to $409,800 in the year-earlier period.
•We expect our homebuilding operating income margin will be in the range of 14.3% to 14.7%, assuming no inventory-related charges, up from 11.4% for the year-earlier quarter.
•We expect our housing gross profit margin to be in the range of 24.4% to 25.0%, assuming no inventory-related charges, compared to 21.5% for the corresponding 2021 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.0% to 10.5%, compared to 10.1% in the 2021 second quarter.

•We expect our effective tax rate will be approximately 25%. The effective tax rate for the year-earlier quarter was approximately 17%, reflecting the favorable effect of then-available federal tax credits we earned primarily from building energy-efficient homes.
•We expect a small sequential increase in our ending community count, and a low-to-mid single-digit percentage increase year over year in our average community count.
2022 Full Year
•We expect our housing revenues to be in the range of $7.20 billion to $7.60 billion, an increase of 30% at the mid-point of the range, from $5.69 billion in 2021, and anticipate our average selling price to be in the range of $490,000 to $500,000, an increase of between 16% and 18% from 2021.
•We expect our homebuilding operating income margin to be in the range of 16.0% to 16.6%, assuming no inventory-related charges, compared to 11.8% for 2021.
•We expect our housing gross profit margin to be in the range of 25.5% to 26.3%, assuming no inventory-related charges, compared to 21.8% for 2021, reflecting sequential expansion beginning in the second quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.2% to 9.8%, compared to 10.1% in the prior year.
•We expect the effective tax rate will be approximately 25%. The effective tax rate for 2021 was approximately 19%, which reflected the favorable effect of then-available federal tax credits we earned primarily from building energy-efficient homes.
•We expect our ending community count to be approximately 255.
•We expect our return on equity to be in excess of 27%, an improvement of more than 700 basis points compared to 19.9% for 2021.
We believe we are well-positioned to achieve our targets for the 2022 second quarter and full year due to, among other things, our strong backlog, planned new community openings, investments in land and land development, and current positive economic and demographic trends, to varying degrees in many of our served markets.
However, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly regarding housing and mortgage loan financing policies). In particular, we and other residential construction firms continue to experience services and supply constraints and rising and volatile raw material prices, particularly for lumber, that were exacerbated in the 2022 first quarter by a resurgence of COVID-19 infections with the Omicron variant. Although we continue to work with our suppliers and trade partners to resolve these land development and home construction issues, we believe they will generally persist throughout the year. Ongoing supply chain disruptions and other production-related challenges described above under “Overview,” which may worsen in the coming periods due to the military conflict in Ukraine and the associated wide-ranging sanctions imposed on Russian business sectors, financial organizations, individuals and raw materials, could further extend our construction cycle times, delay our new community openings and intensify construction-related cost pressures beyond our experience in the 2022 first quarter or in 2021. In addition, consumer demand for our homes and our ability to grow our scale, revenues, net orders, backlog and returns in 2022 could be materially and negatively affected by persistent inflation in the U.S. economy and the Federal Reserve’s raising of the federal funds interest rate and other actions to moderate inflation, the severity of the ongoing COVID-19 pandemic and related international and domestic COVID-19 control responses, including in China, and/or other factors that cause mortgage loan interest rates to increase or that temper mortgage loan availability, employment or income levels or consumer confidence in the U.S. or in our served markets. The potential effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance should not be considered indicative of our future results on any metric or set of metrics.
Forward-Looking Statements
Investors are cautioned that certain statements contained in this report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts, stockholders and others during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “hope,” and similar expressions constitute forward-

looking statements. In addition, any statements that we may make or provide concerning future financial or operating performance (including without limitation future revenues, community count, homes delivered, net orders, selling prices, sales pace per new community, expenses, expense ratios, housing gross profits, housing gross profit margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of our backlog (including amounts that we expect to realize upon delivery of homes included in our backlog and the timing of those deliveries), the value of our net orders, potential future asset acquisitions and the impact of completed acquisitions, future share issuances or repurchases, future debt issuances, repurchases or redemptions and other possible future actions are also forward-looking statements as defined by the Act. Forward-looking statements are based on our current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements. In addition, forward-looking and other statements in this report and in other public or oral disclosures that express or contain opinions, views or assumptions about market or economic conditions; the success, performance, effectiveness and/or relative positioning of our strategies, initiatives or operational activities; and other matters, may be based in whole or in part on general observations of our management, limited or anecdotal evidence and/or business or industry experience without in-depth or any particular empirical investigation, inquiry or analysis.
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
•material and trade costs and availability, including building materials, especially lumber, and appliances;
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

•disruptions in world and regional trade flows, economic activity and supply chains due to the military conflict in Ukraine, including those stemming from wide-ranging sanctions the U.S. and other countries have imposed or may further impose on Russian business sectors, financial organizations, individuals and raw materials, the impact of which may, among other things, increase our operational costs, exacerbate building materials and appliance shortages and/or reduce our revenues and earnings;
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
•an epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the control response measures that international (including China), federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and
•other events outside of our control.
Please see our Annual Report on Form 10-K for the year ended November 30, 2021 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk disclosure since November 30, 2021. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2021.

Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2022.
We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. While the new ERP system has become an increasing component of our business as more of our operating divisions transition to it, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Accordingly, we continue to rely upon a combination of our existing and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.OTHER INFORMATION
Item 1.Legal Proceedings
For a discussion of our legal proceedings, see Note 17 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended February 28, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
December 1-31	—	$—	—	331,400
January 1-31	—	—	—	331,400
February 1-28	319,815	38.00	—	331,400
Total	319,815	$38.00	—

As of November 30, 2021, we had 331,400 shares authorized for repurchase under a share repurchase program approved by our board of directors in July 2021. During the three months ended February 28, 2022, no shares were repurchased pursuant to this authorization.
The shares purchased during the three months ended February 28, 2022 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of PSU awards. These transactions are not considered repurchases under the board of directors’ authorization.

Item 6.Exhibits

Exhibits

10.33	Fourth Amended and Restated Revolving Loan Agreement, dated as of February 18, 2022, among us, the banks party thereto and Citibank, N.A., As Administrative Agent.

22	List of Guarantor Subsidiaries, filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2021 (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB HOME Registrant

Dated	April 8, 2022	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 8, 2022	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)