Form 10-Q
period 2022-05-31
KB HOME
filed 2022-07-08
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 87,165,722 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2022. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Total revenues	$1,720,062	$1,440,892	$3,118,851	$2,582,630
Homebuilding:
Revenues	$1,714,826	$1,436,035	$3,108,980	$2,574,043
Construction and land costs	(1,281,752)	(1,128,018)	(2,363,864)	(2,029,927)
Selling, general and administrative expenses	(168,614)	(145,115)	(311,094)	(267,120)
Operating income	264,460	162,902	434,022	276,996
Interest income	39	241	75	894
Equity in income (loss) of unconsolidated joint ventures	(310)	(127)	(287)	177
Homebuilding pretax income	264,189	163,016	433,810	278,067
Financial services:
Revenues	5,236	4,857	9,871	8,587
Expenses	(1,362)	(1,253)	(2,709)	(2,453)
Equity in income of unconsolidated joint ventures	14,807	7,044	19,955	13,014
Financial services pretax income	18,681	10,648	27,117	19,148
Total pretax income	282,870	173,664	460,927	297,215
Income tax expense	(72,200)	(30,300)	(116,000)	(56,800)
Net income	$210,670	$143,364	$344,927	$240,415
Earnings per share:
Basic	$2.39	$1.55	$3.90	$2.60
Diluted	$2.32	$1.50	$3.79	$2.52
Weighted average shares outstanding:
Basic	87,858	92,087	88,069	91,904
Diluted	90,316	95,379	90,690	95,143
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2022	November 30, 2021
Assets
Homebuilding:
Cash and cash equivalents	$244,186	$290,764
Receivables	315,017	304,191
Inventories	5,557,649	4,802,829
Investments in unconsolidated joint ventures	44,857	36,088
Property and equipment, net	82,902	76,313
Deferred tax assets, net	165,878	177,378
Other assets	111,222	104,153
	6,521,711	5,791,716
Financial services	57,766	44,202
Total assets	$6,579,477	$5,835,918

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$480,441	$371,826
Accrued expenses and other liabilities	719,491	756,905
Notes payable	2,085,275	1,685,027
	3,285,207	2,813,758
Financial services	3,275	2,685
Stockholders’ equity:
Common stock	100,711	100,711
Paid-in capital	834,883	848,620
Retained earnings	2,697,149	2,379,364
Accumulated other comprehensive loss	(19,119)	(19,119)
Grantor stock ownership trust, at cost	(72,718)	(72,718)
Treasury stock, at cost	(249,911)	(217,383)
Total stockholders’ equity	3,290,995	3,019,475
Total liabilities and stockholders’ equity	$6,579,477	$5,835,918
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2022	2021
Cash flows from operating activities:
Net income	$344,927	$240,415
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(19,668)	(13,191)
Distributions of earnings from unconsolidated joint ventures	9,295	11,981
Amortization of debt issuance costs and premiums	1,137	1,296
Depreciation and amortization	15,534	14,496
Deferred income taxes	11,500	31,700
Stock-based compensation	15,888	13,654
Inventory impairments and land option contract abandonments	907	4,521
Changes in assets and liabilities:
Receivables	(11,112)	1,682
Inventories	(764,225)	(379,923)
Accounts payable, accrued expenses and other liabilities	84,259	44,847
Other, net	(3,254)	10,455
Net cash used in operating activities	(314,812)	(18,067)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(16,376)	(6,300)
Return of investments in unconsolidated joint ventures	1,255	2,518
Purchases of property and equipment, net	(22,122)	(18,286)
Net cash used in investing activities	(37,243)	(22,068)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,075,000	—
Repayments under revolving credit facility	(675,000)	—
Issuance costs for unsecured revolving credit facility	(3,805)	—
Payments on mortgages and land contracts due to land sellers and other loans	(400)	(600)
Issuance of common stock under employee stock plans	—	3,506
Stock repurchases	(50,000)	—
Tax payments associated with stock-based compensation awards	(12,153)	(8,456)
Payments of cash dividends	(27,142)	(27,797)
Net cash provided by (used in) financing activities	306,500	(33,347)
Net decrease in cash and cash equivalents	(45,555)	(73,482)
Cash and cash equivalents at beginning of period	292,136	682,529
Cash and cash equivalents at end of period	$246,581	$609,047
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2021, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2021 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months and six months ended May 31, 2022 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
Unless the context indicates otherwise, the terms “we,” “our,” and “us” used in this report refer to KB Home, a Delaware corporation, and its subsidiaries.
Impact of COVID-19 Pandemic on Consolidated Financial Statements. The 2019 coronavirus disease (“COVID-19”) pandemic and related responses by public health and governmental authorities to contain and combat the outbreak and spread (“COVID-19 control responses”) have adversely affected many economic sectors, significantly disrupted the global supply chain and fueled producer price and consumer inflation. Our business continued to be impacted by these issues during the three months and six months ended May 31, 2022. We experienced, among other things, ongoing construction services availability constraints, supply chain bottlenecks and rising and volatile raw and other building material prices amid uneven availability, including for lumber. In addition, we encountered delays related to state and municipal construction permitting, inspection and utility processes. All these factors, to varying degrees, extended our construction cycle times, delayed home deliveries and community openings and raised our costs in the 2022 first half. These factors could also negatively impact our growth, margins and financial results in future periods, as could additional significant COVID-19-related disruptions, if they emerge.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $15.5 million at May 31, 2022 and $15.4 million at November 30, 2021. At May 31, 2022 and November 30, 2021, the majority of our cash and cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $210.7 million for the three months ended May 31, 2022 and $143.4 million for the three months ended May 31, 2021. For the six months ended May 31, 2022 and 2021, our comprehensive income was $344.9 million and $240.4 million, respectively. Our comprehensive income for each of the three-month and six-month periods ended May 31, 2022 and 2021 was equal to our net income for the respective periods.
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
2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of May 31, 2022, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Revenues:
West Coast	$761,217	$625,690	$1,420,091	$1,140,206
Southwest	290,924	258,061	500,691	445,746
Central	433,046	390,555	788,368	700,263
Southeast	229,639	161,729	399,830	287,828
Total	$1,714,826	$1,436,035	$3,108,980	$2,574,043

Pretax income (loss):
West Coast	$137,518	$76,630	$247,552	$135,261
Southwest	64,635	48,909	100,540	81,964
Central	66,200	56,283	104,316	97,275
Southeast	39,059	18,861	59,325	30,976
Corporate and other	(43,223)	(37,667)	(77,923)	(67,409)
Total	$264,189	$163,016	$433,810	$278,067

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Inventory impairment and land option contract abandonment charges:
West Coast	$157	$117	$157	$3,918
Southwest	55	165	164	293
Central	520	70	586	70
Southeast	—	105	—	240
Total	$732	$457	$907	$4,521

	May 31, 2022	November 30, 2021
Assets:
West Coast	$2,749,595	$2,520,374
Southwest	1,057,421	938,300
Central	1,383,349	1,168,242
Southeast	848,379	684,752
Corporate and other	482,967	480,048
Total	$6,521,711	$5,791,716
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Revenues
Insurance commissions	$2,596	$2,432	$5,114	$4,280
Title services	2,637	2,425	4,738	4,307
Other	3	—	19	—
Total	5,236	4,857	9,871	8,587
Expenses
General and administrative	(1,362)	(1,253)	(2,709)	(2,453)
Operating income	3,874	3,604	7,162	6,134
Equity in income of unconsolidated joint ventures	14,807	7,044	19,955	13,014
Pretax income	$18,681	$10,648	$27,117	$19,148

	May 31, 2022	November 30, 2021
Assets
Cash and cash equivalents	$2,395	$1,372
Receivables	2,452	2,166
Investments in unconsolidated joint ventures	27,222	16,317
Other assets (a)	25,697	24,347
Total assets	$57,766	$44,202
Liabilities
Accounts payable and accrued expenses	$3,275	$2,685
Total liabilities	$3,275	$2,685
(a)Other assets at May 31, 2022 and November 30, 2021 included $25.5 million and $24.1 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Numerator:
Net income	$210,670	$143,364	$344,927	$240,415
Less: Distributed earnings allocated to nonvested restricted stock	(64)	(63)	(129)	(126)
Less: Undistributed earnings allocated to nonvested restricted stock	(957)	(587)	(1,539)	(968)
Numerator for basic earnings per share	209,649	142,714	343,259	239,321
Effect of dilutive securities:
Add: Undistributed earnings allocated to nonvested restricted stock	957	587	1,539	968
Less: Undistributed earnings reallocated to nonvested restricted stock	(931)	(567)	(1,495)	(935)
Numerator for diluted earnings per share	$209,675	$142,734	$343,303	$239,354

Denominator:
Weighted average shares outstanding — basic	87,858	92,087	88,069	91,904
Effect of dilutive securities:
Share-based payments	2,458	3,292	2,621	3,239
Weighted average shares outstanding — diluted	90,316	95,379	90,690	95,143
Basic earnings per share	$2.39	$1.55	$3.90	$2.60
Diluted earnings per share	$2.32	$1.50	$3.79	$2.52
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2022 or 2021.

For the three-month and six-month periods ended May 31, 2022 and 2021, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	May 31, 2022	November 30, 2021
Due from utility companies, improvement districts and municipalities	$175,676	$151,284
Recoveries related to self-insurance and other legal claims	72,815	95,063
Refundable deposits and bonds	15,940	13,681
Other	55,757	49,359
Subtotal	320,188	309,387
Allowance for doubtful accounts	(5,171)	(5,196)
Total	$315,017	$304,191
6.    Inventories
Inventories consisted of the following (in thousands):

	May 31, 2022	November 30, 2021
Homes completed or under construction	$2,650,644	$2,103,038
Land under development	2,907,005	2,699,791
Total	$5,557,649	$4,802,829
Land under development at May 31, 2022 and November 30, 2021 included land held for future development or sale of $54.8 million and $45.2 million, respectively.
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
Our interest costs were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Capitalized interest at beginning of period	$159,649	$188,555	$161,119	$190,113
Interest incurred	29,021	31,110	57,324	62,202
Interest amortized to construction and land costs (a)	(34,005)	(39,600)	(63,778)	(72,250)
Capitalized interest at end of period	$154,665	$180,065	$154,665	$180,065
(a)For the six months ended May 31, 2021, interest amortized to construction and land costs included a nominal amount related to land sales during the period.
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
As of May 31, 2022 and November 30, 2021, no active communities or land parcels with indicators of potential impairment were identified. As a result, no active communities or land parcels were evaluated for recoverability as of these dates. We evaluated land held for future development for recoverability as of both May 31, 2022 and November 30, 2021.
Based on the results of our evaluations, we recognized no inventory impairment charges for the three months or six months ended May 31, 2022 or the three months ended May 31, 2021. For the six months ended May 31, 2021, we recognized inventory impairment charges of $3.6 million that reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value:

	Three Months Ended May 31,		Six Months Ended May 31,
Unobservable Input	2022	2021	2022	2021
Average selling price	$—	$—	$—	$471,000
Deliveries per month	—	—	—	5
Discount rate	—%	—%	—%	19%
As of May 31, 2022, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $81.7 million, representing seven communities and various other land parcels. As of November 30, 2021, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $87.7 million, representing 11 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.7 million for the three months ended May 31, 2022 and $.9 million for the six months ended May 31, 2022. For the three months and six months ended May 31, 2021, we recognized land option contract abandonment charges of $.5 million and $.9 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at May 31, 2022 and November 30, 2021 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at May 31, 2022 and November 30, 2021 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2022 and November 30, 2021, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2022		November 30, 2021
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$31,674	$982,198	$38,333	$1,093,669
Other land option contracts and other similar contracts	42,167	881,648	36,176	766,182
Total	$73,841	$1,863,846	$74,509	$1,859,851
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $44.0 million at May 31, 2022 and $38.1 million at November 30, 2021. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $13.0 million at May 31, 2022 and $26.5 million at November 30, 2021.
9.    Investments in Unconsolidated Joint Ventures
Homebuilding. We have investments in unconsolidated joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, according to our respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents.
As of both May 31, 2022 and November 30, 2021, we had investments in six homebuilding unconsolidated joint ventures. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Revenues	$1,108	$3,148	$3,958	$12,839
Construction and land costs	(772)	(2,819)	(3,071)	(10,944)
Other expense, net	(918)	(530)	(1,348)	(1,409)
Income (loss)	$(582)	$(201)	$(461)	$486

The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	May 31, 2022	November 30, 2021
Assets
Cash and cash equivalents	$18,884	$15,731
Receivables	894	795
Inventories	105,734	64,034
Other assets	726	50
Total assets	$126,238	$80,610

Liabilities and equity
Accounts payable and other liabilities	$11,871	$12,285
Notes payable (a)	29,114	—
Equity	85,253	68,325
Total liabilities and equity	$126,238	$80,610
(a)    As of May 31, 2022, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit it entered into with a third-party lender in April 2022 to finance its land acquisition, development and construction activities. Borrowings under this line of credit, which has a maximum commitment of $62.0 million, are secured by the underlying property and related project assets. The line of credit is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2022 or November 30, 2021.
We provide certain guarantees and indemnities to the lender in connection with the above-described revolving line of credit for one of our unconsolidated joint ventures, including a guaranty of interest and carry costs; a guaranty to complete the construction of phases of the improvements for the project as such phases are commenced; a guaranty against losses suffered due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity from environmental issues. Except to the extent related to the foregoing guarantees and indemnities, we do not have a guaranty or any other obligation to repay borrowings under the line of credit or to support the value of the underlying collateral. However, various financial and non-financial covenants apply under the line of credit and with respect to the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations. As of the date of this report, we were in compliance with the relevant covenants. We do not believe that our existing exposure under our guaranty and indemnity obligations related to outstanding borrowings under the line of credit is material to our consolidated financial statements.
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint ventures, primarily comprised of KBHS (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Revenues	$50,224	$34,298	$80,200	$65,370
Expenses	(20,607)	(20,240)	(40,287)	(39,373)
Income	$29,617	$14,058	$39,913	$25,997
Revenues are primarily generated from fees earned on mortgage loan originations, interest earned for the period loans are held by KBHS, and gains on the sales of mortgage loans held for sale. Gains on the sales of mortgage loans held for sale include the realized and unrealized gains and losses associated with changes in the fair value of such loans and any related derivative financial instruments.

The following table presents combined condensed balance sheet information for our financial services unconsolidated joint ventures, primarily comprised of KBHS (in thousands):

	May 31, 2022	November 30, 2021
Assets
Cash and cash equivalents	$18,867	$23,916
Mortgage loans held for sale	189,255	234,669
Other assets	68,493	46,218
Total assets	$276,615	$304,803

Liabilities and equity
Accounts payable and other liabilities	$18,680	$18,375
Funding facilities	203,486	253,791
Equity	54,449	32,637
Total liabilities and equity	$276,615	$304,803
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $42.9 million at May 31, 2022 and $9.5 million at November 30, 2021. The change in fair value of IRLCs, which was reported in revenues, totaled $25.8 million and $33.4 million for the three months and six months ended May 31, 2022, respectively, and $1.9 million and $2.6 million for the three months and six months ended May 31, 2021, respectively.
KBHS manages the interest rate and price risk associated with its outstanding IRLCs by entering into best efforts forward sale commitments under which mortgage loans locked with a borrower are simultaneously committed to a secondary market investor at a fixed price, subject to the underlying mortgage loans being funded. These best efforts forward sale commitments do not meet the definition of derivative financial instruments and are therefore not recorded in KBHS’ balance sheets. If the mortgage loans underlying the IRLCs do not fund, KBHS has no obligation to fulfill the secondary market investor commitments.
Funding facilities. KBHS maintains warehouse line of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of May 31, 2022. KBHS intends to renew these agreements when they expire at various dates in 2022 and 2023. The warehouse line of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our homebuilding notes payable (“Guarantor Subsidiaries”).

10.Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2022	November 30, 2021
Cash surrender value of corporate-owned life insurance contracts	$64,449	$68,748
Lease right-of-use assets	25,000	27,508
Prepaid expenses	16,904	6,344
Debt issuance costs associated with unsecured revolving credit facility, net	4,869	1,553
Total	$111,222	$104,153
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2022	November 30, 2021
Self-insurance and other legal liabilities	$228,419	$239,129
Employee compensation and related benefits	160,753	192,549
Warranty liability	99,207	96,153
Customer deposits	91,903	71,032
Lease liabilities	26,908	29,279
Accrued interest payable	24,791	24,554
Inventory-related obligations (a)	21,142	36,146
Federal and state taxes payable	15,224	8,290
Real estate and business taxes	12,929	17,563
Other	38,215	42,210
Total	$719,491	$756,905
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three-month periods ended May 31, 2022 and 2021 was $4.9 million and $4.3 million, respectively, and included short-term lease costs of $1.8 million and $1.2 million, respectively. For the six months ended May 31, 2022 and 2021, our total lease expense was $9.2 million and $8.6 million, respectively, and included short-term lease costs of $3.0 million and $2.5 million, respectively. Variable lease costs and external sublease income for the three-month and six-month periods ended May 31, 2022 and 2021 were immaterial.

The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	May 31, 2022	November 30, 2021
Lease right-of-use assets (a)	$25,140	$27,693
Lease liabilities (b)	27,060	29,481
(a)Represents lease right-of-use assets within our homebuilding operations and financial services operations of $25.0 million and $.1 million, respectively, at May 31, 2022, and $27.5 million and $.2 million, respectively, at November 30, 2021.
(b)Represents lease liabilities within our homebuilding operations and financial services operations of $26.9 million and $.2 million, respectively, at May 31, 2022, and $29.3 million and $.2 million, respectively, at November 30, 2021.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Income tax expense	$72,200	$30,300	$116,000	$56,800
Effective tax rate	25.5%	17.4%	25.2%	19.1%
Our income tax expense and effective tax rate for the three months ended May 31, 2022 included the favorable impact of $.6 million of federal tax credits we earned primarily from building energy-efficient homes, which was more than offset by $2.2 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). Our income tax expense and effective tax rate for the three months ended May 31, 2021 reflected the favorable impacts of $14.8 million of federal tax credits we earned from building energy-efficient homes and $.4 million of excess tax benefits related to stock-based compensation, partly offset by $1.9 million of non-deductible executive compensation expense.
For the six months ended May 31, 2022, our income tax expense and effective tax rate included the favorable impacts of $2.2 million of excess tax benefits related to stock-based compensation and $.8 million of federal tax credits we earned primarily from building energy-efficient homes, which were more than offset by $3.9 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). Our income tax expense and effective tax rate for the six months ended May 31, 2021 reflected the favorable impacts of $17.5 million of federal tax credits we earned primarily from building energy-efficient homes and $3.9 million of excess tax benefits related to stock-based compensation, partly offset by $3.3 million of non-deductible executive compensation expense.
The federal energy tax credits for the three-month and six-month periods ended May 31, 2022 and 2021 resulted from legislation enacted in December 2020 and earlier periods. The federal tax credit for building new energy-efficient homes expired for homes delivered after December 31, 2021.
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
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss (“NOL”) deductions for tax years 2020, 2021 and 2022. On February 9, 2022, California enacted legislation restoring the NOL deduction for tax years beginning on or after January 1, 2022, which would be effective for our 2023 fiscal year. Although the suspension of California NOL deductions did not have an impact on our income tax expense for the three months or six months ended May 31, 2022, it contributed to the year-over-year increase in the amount of taxes we paid in these periods.
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
Our deferred tax assets of $183.3 million as of May 31, 2022 and $194.8 million as of November 30, 2021 were each partly offset by a valuation allowance of $17.4 million. The deferred tax asset valuation allowances as of May 31, 2022 and November 30, 2021 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of May 31, 2022, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax valuation allowance were needed for the six months ended May 31, 2022.
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
14.Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2022	November 30, 2021
Unsecured revolving credit facility	$400,000	$—
Mortgages and land contracts due to land sellers and other loans	4,927	5,327
7.50% Senior notes due September 15, 2022	349,802	349,471
7.625% Senior notes due May 15, 2023	350,532	350,788
6.875% Senior notes due June 15, 2027	297,375	297,161
4.80% Senior notes due November 15, 2029	297,065	296,905
4.00% Senior notes due June 15, 2031	385,574	385,375
Total	$2,085,275	$1,685,027
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs and premiums, which totaled $9.7 million at May 31, 2022 and $10.3 million at November 30, 2021.
Unsecured Revolving Credit Facility. On February 18, 2022, we entered into an amendment to our unsecured revolving credit facility with various banks (“Credit Facility”) that increased its borrowing capacity from $800.0 million to $1.09 billion and extended its maturity from October 7, 2023 to February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at a rate based on either a Secured Overnight Financing Rate (“SOFR”) or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2022, we had $400.0 million of cash borrowings and $8.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2022, we had $681.4 million available for cash borrowings under the Credit Facility, with up to $241.4 million of that amount available for the issuance of letters of credit.

Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of May 31, 2022 and November 30, 2021, we had letters of credit outstanding under the LOC Facility of $36.4 million and $34.6 million, respectively.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2022, inventories having a carrying value of $22.2 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Senior Notes. All the senior notes outstanding at May 31, 2022 and November 30, 2021 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of May 31, 2022, we were in compliance with our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of May 31, 2022, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2022 – $353.2 million; 2023 – $351.7 million; 2024 – $0; 2025 – $0; 2026 – $0; and thereafter – $990.0 million.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the six months ended May 31, 2022 and the year ended November 30, 2021 (in thousands):

		May 31, 2022			November 30, 2021
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)

Inventories	Level 3	$—	$—	$—	$27,923	$(9,903)	$18,020
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

The following table presents the fair value hierarchy, carrying value and estimated fair value of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2022		November 30, 2021
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,680,348	$1,633,863	$1,679,700	$1,796,500
(a)The carrying values for the senior notes, as presented, include unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.
The fair values of our senior notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, mortgages and land contracts due to land sellers and other loans, and outstanding borrowings under the Credit Facility approximate fair values. The carrying value of corporate-owned life insurance is based on the cash surrender value of the policies and, accordingly, approximates fair value.
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Balance at beginning of period	$97,466	$92,687	$96,153	$91,646
Warranties issued	9,678	9,378	17,568	16,835
Payments	(7,937)	(6,212)	(14,514)	(12,628)
Balance at end of period	$99,207	$95,853	$99,207	$95,853

Guarantees. In the normal course of our business, we issue certain representations, warranties and guarantees related to our home sales and land sales. Based on historical experience, we do not believe any potential liability with respect to these representations, warranties or guarantees would be material to our consolidated financial statements.
Self-Insurance. We maintain, and require the majority of our independent contractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We also maintain certain other insurance policies. Costs associated with our self-insurance programs are included in selling, general and administrative expenses. In Arizona, California, Colorado and Nevada, our contractors’ general liability insurance primarily takes the form of a wrap-up policy under a program where eligible independent contractors are enrolled as insureds on each community. Enrolled contractors generally contribute toward the cost of the insurance and agree to pay a contractual amount in the future if there is a claim related to their work. To the extent provided under the wrap-up program, we absorb the enrolled contractors’ general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-insurance.
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $41.0 million and $57.8 million are included in receivables in our consolidated balance sheets at May 31, 2022 and November 30, 2021, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.

The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Balance at beginning of period	$190,594	$193,445	$189,131	$194,180
Self-insurance provided	5,773	5,928	10,512	10,511
Payments	(11,664)	(10,097)	(14,130)	(15,597)
Adjustments (a)	(16,028)	4,993	(16,838)	5,175
Balance at end of period	$168,675	$194,269	$168,675	$194,269
(a)Represents net changes in estimated probable recoveries related to self-insurance, which are recorded in receivables, to present our self-insurance liability on a gross basis. Amounts for the three-month and six-month periods ended May 31, 2022 primarily reflected a change in the actuarially determined estimate of probable recoveries largely associated with higher self-insured retention levels in our more recent coverage years, and an insurance carrier’s payment of a portion of a townhome claim settlement reached in the 2022 first quarter.
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of May 31, 2022, we had approximately 490 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At May 31, 2022, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible. In addition, although we believe it is probable we will receive additional claims in future periods, we are unable to reasonably estimate the number of such claims or the amount or range of any potential losses associated with such claims as each of these is dependent on several factors, including the actions of third parties over which we have no control; the nature of any specific claims; and our evaluation of the particular facts surrounding each such claim.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2022, we had $1.24 billion of performance bonds and $45.0 million of letters of credit outstanding. At November 30, 2021, we had $1.11 billion of performance bonds and $43.2 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2022, we had total cash deposits of $73.8 million to purchase land having an aggregate purchase price of $1.86 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
Potential Contingent Gain. In pursuing e-commerce opportunities in the late-1990s, we sought strategic alliances to provide new products and services to our homebuyers and invested in certain technology businesses aimed at enhancing the homebuying experience. We accounted for these investments under the cost method. We wrote these investments off in 2001-2002, when we believed they were not recoverable based on the extended technology industry downturn and related severe stock market correction. One of these companies, in which we had invested approximately $1.8 million, has since developed a viable business and experienced significant revenue growth. We have a minority ownership interest in this investee company. In addition, in 2000, we granted nominal ownership interests in this and other investee companies to 16 then-current executives under an incentive compensation program. Prior to his appointment, our chairman, president and chief executive officer, who presently serves on this investee company’s board of directors, received such grants, including for this investee company, as a participant in the program. In January 2022, this investee company entered into a letter of intent with a prospective buyer. During the 2022 second quarter, the parties ceased negotiations on the potential transaction.
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2022, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.

18.Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended May 31, 2022 and 2021
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at February 28, 2022	100,711	(6,705)	(5,384)	$100,711	$828,238	$2,499,491	$(19,119)	$(72,718)	$(202,287)	$3,134,316
Net income	—	—	—	—	—	210,670	—	—	—	210,670
Dividends on common stock	—	—	—	—	—	(13,012)	—	—	—	(13,012)
Stock awards	—	—	64	—	(2,376)	—	—	—	2,376	—
Stock-based compensation	—	—	—	—	9,021	—	—	—	—	9,021
Stock repurchases	—	—	(1,520)	—	—	—	—	—	(50,000)	(50,000)
Balance at May 31, 2022	100,711	(6,705)	(6,840)	$100,711	$834,883	$2,697,149	$(19,119)	$(72,718)	$(249,911)	$3,290,995

Balance at February 28, 2021	100,042	(6,705)	(1,305)	$100,042	$827,456	$1,951,657	$(22,276)	$(72,718)	$(35,977)	$2,748,184
Net income	—	—	—	—	—	143,364	—	—	—	143,364
Dividends on common stock	—	—	—	—	—	(13,733)	—	—	—	(13,733)
Employee stock options/other	65	—	—	65	903	—	—	—	—	968
Stock awards	44	—	2	44	(88)	—	—	—	44	—
Stock-based compensation	—	—	—	—	8,082	—	—	—	—	8,082
Balance at May 31, 2021	100,151	(6,705)	(1,303)	$100,151	$836,353	$2,081,288	$(22,276)	$(72,718)	$(35,933)	$2,886,865

	Six Months Ended May 31, 2022 and 2021
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2021	100,711	(6,705)	(5,785)	$100,711	$848,620	$2,379,364	$(19,119)	$(72,718)	$(217,383)	$3,019,475
Net income	—	—	—	—	—	344,927	—	—	—	344,927
Dividends on common stock	—	—	—	—	—	(27,142)	—	—	—	(27,142)
Stock awards	—	—	785	—	(29,625)	—	—	—	29,625	—
Stock-based compensation	—	—	—	—	15,888	—	—	—	—	15,888
Stock repurchases	—	—	(1,520)	—	—	—	—	—	(50,000)	(50,000)
Tax payments associated with stock-based compensation awards	—	—	(320)	—	—	—	—	—	(12,153)	(12,153)
Balance at May 31, 2022	100,711	(6,705)	(6,840)	$100,711	$834,883	$2,697,149	$(19,119)	$(72,718)	$(249,911)	$3,290,995

Balance at November 30, 2020	99,869	(7,124)	(1,107)	$99,869	$824,306	$1,868,896	$(22,276)	$(77,265)	$(27,761)	$2,665,769
Cumulative effect of adoption of new accounting standard for credit losses	—	—	—	—	—	(226)	—	—	—	(226)
Net income	—	—	—	—	—	240,415	—	—	—	240,415
Dividends on common stock	—	—	—	—	—	(27,797)	—	—	—	(27,797)
Employee stock options/other	238	—	—	238	3,268	—	—	—	—	3,506
Stock awards	44	419	12	44	(4,875)	—	—	4,547	284	—
Stock-based compensation	—	—	—	—	13,654	—	—	—	—	13,654
Tax payments associated with stock-based compensation awards	—	—	(208)	—	—	—	—	—	(8,456)	(8,456)
Balance at May 31, 2021	100,151	(6,705)	(1,303)	$100,151	$836,353	$2,081,288	$(22,276)	$(72,718)	$(35,933)	$2,886,865

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
On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock. This authorization replaced a prior board of directors authorization, which had 331,400 shares remaining for repurchase. In the 2022 second quarter, we repurchased 1,519,646 shares of our common stock on the open market pursuant to this new authorization at a total cost of $50.0 million. Repurchases under the new authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of May 31, 2022, we had $250.0 million of common stock authorized for repurchase.
On April 7, 2022, our board of directors also terminated a separate stock repurchase authorization it made in 2014 for the repurchase of not more than 680,000 shares of our outstanding common stock, solely as necessary for director elections in respect of outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan. As the remaining outstanding stock appreciation rights awards expired in April 2022, this stock repurchase authorization was no longer needed.
In the three-month periods ended May 31, 2022 and 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. Quarterly dividends declared and paid during the six-month periods ended May 31, 2022 and 2021 totaled $.30 per share.
19.Stock-Based Compensation
Stock Options. At both May 31, 2022 and November 30, 2021, we had 1,674,393 stock options outstanding and exercisable with a weighted average exercise price of $15.56. We have not granted any stock option awards since 2016. As of May 31, 2022, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 3.4 years. As all outstanding stock options have been fully vested since 2019, there was no unrecognized compensation expense related to stock option awards at May 31, 2022 and no stock-based compensation expense associated with stock options for the three-month and six-month periods ended May 31, 2022 and 2021. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $31.7 million at May 31, 2022. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $9.0 million and $8.1 million for the three months ended May 31, 2022 and 2021, respectively, related to restricted stock and PSUs. For the six months ended May 31, 2022 and 2021, we recognized total compensation expense of $15.9 million and $13.7 million, respectively.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2022	2021
Summary of cash and cash equivalents at end of period:
Homebuilding	$244,186	$608,069
Financial services	2,395	978
Total	$246,581	$609,047
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(237)	$(164)
Income taxes paid	97,654	26,295

	Six Months Ended May 31,
	2022	2021
Supplemental disclosures of non-cash activities:
Decrease in consolidated inventories not owned	(13,465)	(5,223)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	4,967	4,905
21.Subsequent Event
On June 22, 2022, we completed the underwritten public offering of $350.0 million in aggregate principal amount of 7.25% senior notes due 2030 (“7.25% Senior Notes due 2030”) at 100% of their aggregate principal amount. Interest on the 7.25% Senior Notes due 2030, which represent senior unsecured obligations of ours and rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness, is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2023. These notes will mature on July 15, 2030.
We used the net proceeds from the issuance of the 7.25% Senior Notes due 2030, together with cash on hand, to retire our outstanding $350.0 million in aggregate principal amount of 7.50% senior notes due 2022 (“7.50% Senior Notes due 2022”) on July 7, 2022, by redemption pursuant to the optional redemption terms specified for such notes. In connection with this early extinguishment of debt, we expect to recognize a charge of approximately $4.0 million in the 2022 third quarter.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended May 31,			Six Months Ended May 31,
	2022	2021	Variance	2022	2021	Variance
Revenues:
Homebuilding	$1,714,826	$1,436,035	19%	$3,108,980	$2,574,043	21%
Financial services	5,236	4,857	8	9,871	8,587	15
Total revenues	$1,720,062	$1,440,892	19%	$3,118,851	$2,582,630	21%
Pretax income:
Homebuilding	$264,189	$163,016	62%	$433,810	$278,067	56%
Financial services	18,681	10,648	75	27,117	19,148	42
Total pretax income	282,870	173,664	63	460,927	297,215	55
Income tax expense	(72,200)	(30,300)	(138)	(116,000)	(56,800)	(104)
Net income	$210,670	$143,364	47%	$344,927	$240,415	43%
Diluted earnings per share	$2.32	$1.50	55%	$3.79	$2.52	50%
Housing market conditions were generally favorable during the six months ended May 31, 2022, with solid demand and home price appreciation, reflecting a limited supply of new and resale inventory, and steady employment and wage growth. However, during the 2022 second quarter, the pace of sales across the homebuilding industry moderated from the levels experienced over the previous 18 months, stemming from a sharp increase in mortgage interest rates in the quarter, significant inflation in the broader economy, the substantial rise in home prices, and stock market volatility. These macro-economic trends have pressured housing affordability and negatively impacted homebuyer sentiment.
The value of our net orders for the 2022 second quarter increased 4% from the year-earlier quarter due to a 15% increase in their overall average selling price, partly offset by a 9% decline in net orders. The decrease in net orders reflected a moderation in our monthly net orders per community to 6.2 from 7.0, partly offset by a 3% increase in our average community count due to new community openings. Considerable demand for our homes enabled us to lift selling prices in the vast majority of our communities during the 2022 second quarter and, in combination with our focus on balancing pace, price and construction starts at each community, helped us to enhance our returns, offset in part by the impact of significant persistent supply chain challenges and higher construction costs, as described further below.
Since the outbreak of COVID-19 in 2020, we have experienced intensifying building material cost pressures, including for lumber, and production capacity constraints affecting our product suppliers driven by sustained high levels of homebuilding and renovation activity, combined with supply chain disruptions stemming largely from international and domestic COVID-19 control responses and economy-wide labor shortages in the U.S. In the 2022 second quarter, these supply chain disruptions continued, as well as ongoing restricted construction services availability and delays with respect to state and municipal construction permitting, inspection and utility processes. Although our construction cycle times experienced modest improvement in the current quarter from the 2022 first quarter, they remained extended as compared to the 2021 fourth quarter. Despite these operational challenges, we delivered approximately the same number of homes in the 2022 second quarter as we did in the year-earlier quarter. We have adapted to the extent possible to these changing conditions, re-sequencing construction when necessary, and, in some cases, ordering items in advance of starting homes to mitigate delays. In addition, we continue to work with our suppliers and trade partners to address these issues as part of our efforts toward returning to historical construction cycle times. We believe these challenging circumstances affecting our land development and home construction activities will generally persist throughout the year, and this is reflected in our performance expectations, as presented below under “Outlook.” However, it is possible that supply chain disruptions will worsen in the coming periods due to the military conflict in Ukraine that began in late February 2022 and the wide-ranging sanctions the U.S. and other countries have imposed or may further impose on Russian business sectors, financial organizations, individuals and raw materials.

Homebuilding revenues for the 2022 second quarter grew 19% due to higher housing revenues, driven by a 21% increase in the overall average selling price of homes delivered to $494,300, as the number of homes delivered was essentially even with the year-earlier quarter. Approximately 56% of our homes delivered in the 2022 second quarter were to first-time homebuyers. Homebuilding operating income for the three months ended May 31, 2022 rose 62% year over year to $264.5 million and, as a percentage of revenues, improved 410 basis points to 15.4%. The increase in our homebuilding operating income margin reflected improvements in both our housing gross profit margin and selling, general and administrative expenses as a percentage of housing revenues. Our pretax income margin improved 430 basis points to 16.4%, and net income and diluted earnings per share increased 47% and 55%, respectively, each as compared to the corresponding quarter of 2021.
COVID-19 Pandemic Impact. The COVID-19 pandemic and related COVID-19 control responses have adversely affected many economic sectors, significantly disrupted the global supply chain and fueled producer price and consumer inflation. Our business was impacted by these issues during the three-month and six-month periods ended May 31, 2022, as we experienced, among other things, supply chain bottlenecks and the other production-related challenges, including construction services availability constraints, during these periods as described above that, to various degrees, extended our construction cycle times, delayed home deliveries and community openings and raised our costs. They could negatively impact our growth, margins and financial results in future periods, as could additional significant COVID-19-related disruptions, if they emerge. We continue to be proactive and, as feasible, aim to address these issues as they arise to mitigate the impact on our business going forward.
Our ending backlog value at May 31, 2022 grew 43% to approximately $6.12 billion, the highest second-quarter level in our history. With this backlog, we expect to achieve year-over-year growth in our scale, profitability and returns in the 2022 third quarter and full year, as described below under “Outlook.” In addition, to help achieve our growth objectives over the next few years, we continued to increase our land acquisition and development investments to expand our lot pipeline and support future community count growth. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Revenues:
Housing	$1,714,826	$1,436,032	$3,108,980	$2,573,385
Land	—	3	—	658
Total	1,714,826	1,436,035	3,108,980	2,574,043
Costs and expenses:
Construction and land costs
Housing	(1,281,752)	(1,128,017)	(2,363,864)	(2,029,195)
Land	—	(1)	—	(732)
Total	(1,281,752)	(1,128,018)	(2,363,864)	(2,029,927)
Selling, general and administrative expenses	(168,614)	(145,115)	(311,094)	(267,120)
Total	(1,450,366)	(1,273,133)	(2,674,958)	(2,297,047)
Operating income	264,460	162,902	434,022	276,996
Interest income	39	241	75	894
Equity in income (loss) of unconsolidated joint ventures	(310)	(127)	(287)	177
Homebuilding pretax income	$264,189	$163,016	$433,810	$278,067
		\

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Homes delivered	3,469	3,504	6,337	6,368
Average selling price	$494,300	$409,800	$490,600	$404,100
Housing gross profit margin as a percentage of housing revenues	25.3%	21.4%	24.0%	21.1%
Adjusted housing gross profit margin as a percentage of housing revenues	25.3%	21.5%	24.0%	21.3%
Selling, general and administrative expenses as a percentage of housing revenues	9.8%	10.1%	10.0%	10.4%
Operating income as a percentage of revenues	15.4%	11.3%	14.0%	10.8%
Revenues. Homebuilding revenues for the 2022 second quarter grew from the year-earlier quarter due to a 19% increase in housing revenues. The year-over-year growth in housing revenues resulted from a 21% increase in the overall average selling price of homes delivered that reflected favorable housing market conditions as well as product and geographic mix shifts of homes delivered. Although our backlog of homes at the beginning of the quarter (“beginning backlog”) increased 29% year over year, the number of homes delivered in the 2022 second quarter was essentially flat primarily due to the ongoing supply chain disruptions and other production-related issues that extended our construction cycle times, as described above under “Overview.” Reflecting these challenges, the number of homes delivered as a percentage of beginning backlog was 29% in the 2022 second quarter, compared to 38% in the year-earlier period, improving from 27% in the 2022 first quarter.
For the six months ended May 31, 2022, homebuilding revenues grew 21% year over year to $3.11 billion, reflecting growth in housing revenues. The increase in housing revenues for the six months ended May 31, 2022 was driven by a 21% rise in the overall average selling price of homes delivered, as the number of homes delivered in the 2022 first half was essentially the same as in the year-earlier period.
Operating Income. Our operating income for the three months ended May 31, 2022 grew 62% from the year-earlier period, reflecting higher housing gross profits, partly offset by an increase in selling, general and administrative expenses. Operating income for the 2022 second quarter included inventory-related charges of $.7 million, compared to $.5 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended May 31, 2022 improved 410 basis points to 15.4%, compared to 11.3% for the corresponding 2021 period. Excluding inventory-related charges, our operating income as a percentage of revenues increased 410 basis points to 15.5% for the 2022 second quarter from 11.4% for the year-earlier quarter.
For the six months ended May 31, 2022, our operating income increased 57% from the prior-year period. Operating income for the 2022 first half included inventory-related charges of $.9 million, compared to $4.5 million of such charges in the corresponding 2021 period. As a percentage of revenues, our operating income for the six months ended May 31, 2022 grew 320 basis points year over year to 14.0%. Excluding inventory-related charges, our operating income as a percentage of revenues increased 310 basis points to 14.0% for the six months ended May 31, 2022 from 10.9% for the corresponding year-earlier period.
•Housing Gross Profits – Housing gross profits of $433.1 million for the three months ended May 31, 2022 grew 41% from $308.0 million for the year-earlier period due to increases in both our housing revenues and housing gross profit margin. Our housing gross profit margin for the 2022 second quarter rose 390 basis points year over year to 25.3%, mainly as a result of a favorable pricing environment that more than offset higher construction costs (approximately 320 basis points), lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 70 basis points), a decrease in inventory-related charges (approximately 10 basis points) and other miscellaneous factors (approximately 30 basis points). These favorable impacts were partly offset by increased expenses to support current operations and expected growth (approximately 40 basis points). As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.0% and 2.7% for the three months ended May 31, 2022 and 2021, respectively. Excluding the above-mentioned inventory-related charges for the applicable periods, our adjusted housing gross profit margin for the 2022 second quarter increased 380 basis points from the year-earlier period.
For the six months ended May 31, 2022, our housing gross profits of $745.1 million increased 37% from $544.2 million for the year-earlier period. Our housing gross profit margin for the six months ended May 31, 2022 increased 290 basis points to 24.0%. Excluding the inventory-related charges mentioned above, our adjusted housing gross profit margin of 24.0% for the six months ended May 31, 2022 increased 270 basis points year over year, primarily due to the reasons described above with respect to the three months ended May 31, 2022. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.1% for the six months ended May 31, 2022, compared to 2.8% for the corresponding 2021 period. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended May 31,				Six Months Ended May 31,
	2022	% of Housing Revenues	2021	% of Housing Revenues	2022	% of Housing Revenues	2021	% of Housing Revenues
Marketing expenses	$35,655	2.1%	$29,498	2.1%	$64,503	2.1%	$57,904	2.3%
Commission expenses (a)	54,794	3.2	56,623	3.9	103,423	3.3	101,475	3.9
General and administrative expenses	78,165	4.5	58,994	4.1	143,168	4.6	107,741	4.2
Total	$168,614	9.8%	$145,115	10.1%	$311,094	10.0%	$267,120	10.4%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the three months ended May 31, 2022 rose 16% from the year-earlier quarter, mainly due to an increase in general and administrative expenses and marketing expenses. The year-over-year increase in general and administrative expenses primarily reflected higher costs associated with performance-based employee compensation plans, as well as expenses incurred to support current operations and expected growth. Marketing expenses for the three months ended May 31, 2022 increased from the year-earlier period mainly due to higher advertising costs to support our higher average community count. As a percentage of housing revenues, our selling, general and administrative expenses for the 2022 second quarter improved 30 basis points, largely reflecting lower external sales commissions and increased operating leverage due to our higher housing revenues as compared to the year-earlier quarter, partly offset by the above-mentioned higher expenses.
For the six months ended May 31, 2022, selling, general and administrative expenses increased 16% year over year, mainly due to the reasons described above with respect to the three months ended May 31, 2022. In addition, general and administrative expenses in the year-earlier quarter benefited from a $4.3 million ERC, which is described in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements in this report. As a percentage of housing revenues, selling, general and administrative expenses for the six months improved 40 basis points to 10.0%, mainly due to the reasons described above with respect to the three months ended May 31, 2022, partly offset by the impact of the ERC in the year-earlier period.
Interest Income/Expense. Interest income, which is generated from short-term investments, was nominal for the three months ended May 31, 2022 and 2021. For the six-month period ended May 31, 2022, interest income was nominal, compared to $.9 million in 2021. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and six-month periods ended May 31, 2022 and 2021 was capitalized due to the average amount of our inventory qualifying for interest capitalization exceeding our average debt level for each period. As a result, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income (loss) of unconsolidated joint ventures was nominal for the three-month and six-month periods ended May 31, 2022 and 2021. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information concerning our net orders, cancellation rates, ending backlog and community count (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Net orders	3,914	4,300	8,124	8,592
Net order value (a)	$2,124,754	$2,036,837	$4,278,488	$3,905,905
Cancellation rates (b)	17%	9%	14%	10%
Ending backlog — homes	12,331	10,034	12,331	10,034
Ending backlog — value	$6,121,233	$4,294,923	$6,121,233	$4,294,923
Ending community count	214	200	214	200
Average community count	211	205	213	215
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
Net Orders. For the three months ended May 31, 2022, net orders from our homebuilding operations decreased 9% year over year, reflecting a moderation in monthly net orders per community to 6.2 from 7.0 in the year-earlier period, partly offset by an increase in our average community count. The moderation in our orders per community was due to the impact of higher mortgage interest rates, increased selling prices, and other inflationary pressures on current homebuyer demand. We believe our Built-to-Order® homebuying process, which provides personalization and choice, contributed to our solid monthly net order pace in the current quarter, particularly given recent affordability pressures.
Though our net orders for the 2022 second quarter decreased from our 2021 second-quarter net orders, which reached a 14-year high, the value of our net orders rose 4% due to a 15% increase in their overall average selling price that largely reflected positive housing demand as well as product and geographic mix shifts. The year-over-year growth in overall net order value resulted from increases of 26% in our Central homebuilding reporting segment and 37% in our Southeast segment, partly offset by decreases in our West Coast and Southwest homebuilding reporting segments of 10% and 9%, respectively.
Our cancellation rate as a percentage of gross orders for the three months ended May 31, 2022 increased from the year-earlier period, reflecting the recent sharp increase in mortgage interest rates as well as the housing demand we experienced in 2021. At the same time, the 2022 second quarter cancellation rate remained below our historical average.
Backlog. The number of homes in our backlog at May 31, 2022 increased 23% from May 31, 2021, reflecting our substantially higher backlog at the beginning of the quarter, partly offset by a year-over-year decrease in our net orders for the three months ended May 31, 2022. The potential future housing revenues in our backlog at May 31, 2022 grew 43% from May 31, 2021 as a result of both the higher number of homes in our backlog and a 16% increase in the overall average selling price of those homes. Each of our four homebuilding reporting segments generated year-over-year increases in backlog value, ranging from 18% in our West Coast segment to 98% in our Southeast segment.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our average community count for the 2022 second quarter increased 3% from the year-earlier period, and our ending community count increased 7% to 214. The year-over-year increases in our overall average and ending community counts primarily reflected new community openings during the three months ended May 31, 2022. We substantially increased our investments in land acquisition and land development in the 2022 first half, as we did in 2021, to support future community count growth.
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2022	2021	2022	2021	2022	2021
West Coast	1,029	1,006	1,088	1,300	15%	9%
Southwest	685	715	719	924	11	5
Central	1,117	1,232	1,300	1,292	22	12
Southeast	638	551	807	784	16	10
Total	3,469	3,504	3,914	4,300	17%	9%

	Net Order Value			Average Community Count
Segment	2022	2021	Variance	2022	2021	Variance
West Coast	$844,831	$937,416	(10)%	59	58	2%
Southwest	341,240	374,700	(9)	36	36	—
Central	582,084	463,746	26	73	73	—
Southeast	356,599	260,975	37	43	38	13
Total	$2,124,754	$2,036,837	4%	211	205	3%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2022	2021	2022	2021	2022	2021
West Coast	1,943	1,890	2,182	2,460	13%	9%
Southwest	1,201	1,249	1,467	1,791	9	7
Central	2,070	2,243	2,744	2,890	18	12
Southeast	1,123	986	1,731	1,451	12	11
Total	6,337	6,368	8,124	8,592	14%	10%

	Net Order Value			Average Community Count
Segment	2022	2021	Variance	2022	2021	Variance
West Coast	$1,690,348	$1,716,967	(2)%	58	62	(6)%
Southwest	668,809	708,619	(6)	36	36	—
Central	1,200,093	1,016,687	18	75	78	(4)
Southeast	719,238	463,632	55	44	39	13
Total	$4,278,488	$3,905,905	10%	213	215	(1)%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2022	2021	Variance	2022	2021	Variance
West Coast	2,680	2,594	3%	$2,035,168	$1,729,370	18%
Southwest	2,460	2,063	19	1,078,701	786,578	37
Central	4,585	3,684	24	1,960,299	1,249,238	57
Southeast	2,606	1,693	54	1,047,065	529,737	98
Total	12,331	10,034	23%	$6,121,233	$4,294,923	43%

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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $43.3 million in the three months ended May 31, 2022 and $37.9 million in the three months ended May 31, 2021. For the six months ended May 31, 2022, Corporate and other had operating losses of $78.0 million, compared to $68.3 million for the corresponding year-earlier period. The year-over-year increases for the three-month and six-month periods reflected higher selling, general and administrative expenses, mainly due to higher costs associated with performance-based employee compensation plans, as well as expenses to support current operations and expected growth.
The financial results of our homebuilding reporting segments for the three months and six months ended May 31, 2022 were negatively affected by intensifying building material cost pressures, as well as the supply chain disruptions and other production-related challenges, as described above under “Overview.”
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2022	2021	Variance		2022	2021	Variance
Revenues	$761,217	$625,690	22%		$1,420,091	$1,140,206	25%
Construction and land costs	(575,709)	(507,276)	(13)		(1,083,174)	(928,331)	(17)
Selling, general and administrative expenses	(47,741)	(41,748)	(14)		(89,249)	(77,006)	(16)
Operating income	$137,767	$76,666	80%		$247,668	$134,869	84%

Homes delivered	1,029	1,006	2%		1,943	1,890	3%
Average selling price	$739,800	$622,000	19%		$730,900	$603,300	21%
Operating income as a percentage of revenues	18.1%	12.3%	580	bps	17.4%	11.8%	560	bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2022 grew year over year due to increases in both the number of homes delivered and the average selling price of those homes. The higher average selling price of homes delivered reflected favorable housing market conditions and product and geographic mix shifts of homes delivered.
Operating income for the three months and six months ended May 31, 2022 grew from the corresponding year-earlier periods, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. Operating income as a percentage of revenues for the 2022 second quarter increased from the year-earlier quarter, primarily due to a 550 basis-point expansion in the housing gross profit margin to 24.4% and a 40 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.3%. For the six months ended May 31, 2022, operating income as a percentage of revenues expanded from the corresponding 2021 period, primarily due to a 510 basis-point increase in the housing gross profit margin to 23.7% and a 50 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.3%.
The year-over-year increases in the housing gross profit margins for the three-month and six-month periods ended May 31, 2022 were largely driven by a favorable pricing environment and lower relative amortization of previously capitalized interest. In addition, housing gross profit margin for the six months ended May 31, 2022 included nominal inventory-related charges, compared to $3.9 million of such charges in the year-earlier period. The improvement in selling, general and administrative expenses as a percentage of housing revenues for these same periods mainly reflected increased operating leverage from higher housing revenues, partly offset by higher expenses incurred to support current operations and expected growth.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2022	2021	Variance		2022	2021	Variance
Revenues	$290,924	$258,061	13%		$500,691	$445,746	12%
Construction and land costs	(204,469)	(189,921)	(8)		(360,897)	(328,602)	(10)
Selling, general and administrative expenses	(21,764)	(19,144)	(14)		(39,088)	(34,969)	(12)
Operating income	$64,691	$48,996	32%		$100,706	$82,175	23%

Homes delivered	685	715	(4)%		1,201	1,249	(4)%
Average selling price	$424,700	$360,900	18%		$416,900	$356,900	17%
Operating income as a percentage of revenues	22.2%	19.0%	320	bps	20.1%	18.4%	170	bps
The year-over-year growth in this segment’s revenues for the three-month and six-month periods ended May 31, 2022 reflected an increase in the average selling price of homes delivered, partly offset by a decrease in the number of homes delivered. The higher average selling price reflected positive housing market conditions and a shift in product and geographic mix of homes delivered.
Operating income for the three months and six months ended May 31, 2022 increased from the corresponding 2021 periods, primarily due to higher housing gross profits, partially offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the three-month period ended May 31, 2022 improved from the year-earlier period largely due to a 330 basis-point expansion in the housing gross profit margin to 29.7%, partly offset by a 10 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.5%. For the six months ended May 31, 2022, operating income as a percentage of revenues expanded from the corresponding 2021 period, primarily due to a 160 basis-point increase in the housing gross profit margin to 27.9% and a 10 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.8%. The year-over-year increases in the housing gross profit margins for the three-month and six-month periods ended May 31, 2022 primarily reflected a favorable pricing environment and lower relative amortization of previously capitalized interest, partly offset by higher construction and land costs and increased expenses to support current operations and expected growth.
Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2022	2021	Variance		2022	2021	Variance
Revenues	$433,046	$390,555	11%		$788,368	$700,263	13%
Construction and land costs	(330,473)	(300,914)	(10)		(615,333)	(539,865)	(14)
Selling, general and administrative expenses	(36,373)	(33,359)	(9)		(68,719)	(63,124)	(9)
Operating income	$66,200	$56,282	18%		$104,316	$97,274	7%

Homes delivered	1,117	1,232	(9)%		2,070	2,243	(8)%
Average selling price	$387,700	$317,000	22%		$380,900	$312,200	22%
Operating income as a percentage of revenues	15.3%	14.4%	90	bps	13.2%	13.9%	(70)	bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2022 grew from the corresponding year-earlier periods due to an increase in the average selling price of homes delivered, partly offset by a decrease in the number of homes delivered. The higher average selling price reflected strong housing market conditions in areas where we operate within the segment and shifts in the product and geographic mix of homes delivered.
Operating income for the three-month and six-month periods ended May 31, 2022 increased from the corresponding year-earlier periods mainly due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. For the three months ended May 31, 2022, this segment’s operating income as a percentage of revenues increased from the year-earlier period primarily due to a 70 basis-point increase in the housing gross profit margin to 23.7% and a 20 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.4%. The year-over-year increase in the housing gross profit margin for the three-month period ended May 31, 2022 reflected lower relative amortization of previously capitalized interest, partly offset by increased expenses to support current operations and expected growth.
For the six months ended May 31, 2022, operating income as a percentage of revenues decreased from the year-earlier period due to a 100 basis-point decline in the housing gross profit margin to 21.9%, partly offset by a 30 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.7%. The year-over-year decrease in the housing gross profit margin for the six-month period ended May 31, 2022 was largely due to higher construction and land costs and increased expenses to support current operations and expected growth, partly offset by lower relative amortization of capitalized interest.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2022	2021	Variance		2022	2021	Variance
Revenues	$229,639	$161,729	42%		$399,830	$287,828	39%
Construction and land costs	(168,905)	(128,307)	(32)		(301,135)	(229,540)	(31)
Selling, general and administrative expenses	(21,671)	(14,559)	(49)		(39,366)	(27,311)	(44)
Operating income	$39,063	$18,863	107%		$59,329	$30,977	92%

Homes delivered	638	551	16%		1,123	986	14%
Average selling price	$359,900	$293,500	23%		$356,000	$291,300	22%
Operating income as a percentage of revenues	17.0%	11.7%	530	bps	14.8%	10.8%	400	bps
This segment’s revenues for the three months and six months ended May 31, 2022 were generated solely from housing operations. For the three months and six months ended May 31, 2021, revenues were generated from both housing operations and nominal land sales. Housing revenues for the 2022 second quarter increased 42% year over year from $161.7 million. Housing revenues for the six months ended May 31, 2022 grew 39% year over year from $287.2 million. The housing revenue expansion for the three-month and six-month periods ended May 31, 2022 resulted from growth in the number of homes delivered and an increase in the overall average selling price of those homes, which reflected favorable housing market conditions and shifts in the product and geographic mix of homes delivered.
Operating income for the three-month and six-month periods ended May 31, 2022 increased from the corresponding year-earlier periods, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the 2022 second quarter rose from the year-earlier period mainly due to a 570 basis-point increase in the housing gross profit margin to 26.4% that primarily reflected a shift in geographic mix, lower relative amortization of previously capitalized interest and reduced sales incentives. Selling, general and administrative expenses as a percentage of housing revenues for the three months ended May 31, 2022 increased 40 basis points from the year-earlier period to 9.4%. For the six months ended May 31, 2022, operating income as a percentage of revenues expanded from the year-earlier period, primarily reflecting a 440 basis-point increase in the housing gross profit margin to 24.7% due to the reasons described above for the three months ended May 31, 2022. Selling, general and administrative expenses as a percentage of housing revenues for the six months ended May 31, 2022 increased 40 basis points to 9.9%.

FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Revenues	$5,236	$4,857	$9,871	$8,587
Expenses	(1,362)	(1,253)	(2,709)	(2,453)
Equity in income of unconsolidated joint ventures	14,807	7,044	19,955	13,014
Pretax income	$18,681	$10,648	$27,117	$19,148

Total originations (a):
Loans	2,052	2,357	3,835	4,429
Principal	$799,552	$810,515	$1,491,485	$1,521,439
Percentage of homebuyers using KBHS	68%	75%	69%	77%
Average FICO score	734	727	733	726

Loans sold (a):
Loans sold to Stearns/GR Alliance	1,830	2,131	3,357	3,685
Principal	$733,838	$741,776	$1,329,797	$1,265,681
Loans sold to third parties	265	200	617	636
Principal	$89,809	$64,838	$202,000	$209,224
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months and six months ended May 31, 2022 grew from the corresponding 2021 periods due to increases in both title services revenues and insurance commissions.
Pretax income. Financial services pretax income for the three months ended May 31, 2022 grew 75% from the year-earlier period, mainly due to an increase in our equity in income of unconsolidated joint ventures. In the 2022 second quarter, the equity in income of our unconsolidated joint venture, KBHS, increased 110% year over year primarily reflecting a substantial increase in the fair value of IRLCs within the joint venture as a greater number of customers elected to lock their mortgage interest rates and for relatively extended periods, aligned with their expected home delivery date, due to the sharp rise in such rates during the period. This impact was partly offset by a lower principal amount of loan originations combined with lower margins, reflecting increased competition in the primary mortgage market. The lower principal amount of loan originations was mainly due to a decrease in the percentage of homebuyers using KBHS, partly offset by a 21% increase in the average selling price of homes delivered.
For the six months ended May 31, 2022, our financial services pretax income increased 42% from the corresponding 2021 period, primarily due to a 53% increase in the equity in income of our unconsolidated joint venture, KBHS, that reflected the factors described above for the three months ended May 31, 2022. KBHS’ accounting for the above-mentioned IRLCs had a favorable pull-forward effect on its earnings for the three months and six months ended May 31, 2022, shifting some of our expected equity in income of KBHS from the 2022 second half to the 2022 first half. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Income tax expense	$72,200	$30,300	$116,000	$56,800
Effective tax rate	25.5%	17.4%	25.2%	19.1%

Our effective tax rate for the three months ended May 31, 2022 increased from the year-earlier period, mainly due to a $14.2 million decrease in the federal tax credits we earned primarily from building energy-efficient homes, reflecting the expiration of these credits for homes delivered after December 31, 2021. Also contributing to the higher effective tax rate were a $.4 million decrease in excess tax benefits related to stock-based compensation, and a $.3 million increase in non-deductible executive compensation expense.
For the six months ended May 31, 2022, our effective tax rate increased from the year-earlier period, primarily due to a $16.7 million decrease in the federal tax credits we earned primarily from building energy-efficient homes, a $1.7 million decrease in excess tax benefits related to stock-based compensation, and a $.6 million increase in non-deductible executive compensation expense.
In June 2020, California enacted tax legislation that approved the suspension of California NOL deductions for tax years 2020, 2021 and 2022. On February 9, 2022, California enacted legislation restoring the NOL deduction for tax years beginning on or after January 1, 2022, which would be effective for our 2023 fiscal year. Although the suspension of California NOL deductions did not have an impact on our income tax expense for the three months and six months ended May 31, 2022, it contributed to the year-over-year increase in the amount of taxes we paid in the period.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Housing revenues	$1,714,826	$1,436,032	$3,108,980	$2,573,385
Housing construction and land costs	(1,281,752)	(1,128,017)	(2,363,864)	(2,029,195)
Housing gross profits	433,074	308,015	745,116	544,190
Add: Inventory-related charges (a)	732	457	907	4,521
Adjusted housing gross profits	$433,806	$308,472	$746,023	$548,711

Housing gross profit margin as a percentage of housing revenues	25.3%	21.4%	24.0%	21.1%
Adjusted housing gross profit margin as a percentage of housing revenues	25.3%	21.5%	24.0%	21.3%
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
We ended the 2022 second quarter with total liquidity of $925.6 million, including cash and cash equivalents and $681.4 million of available capacity under the Credit Facility. Based on our financial position as of May 31, 2022, and our business forecast for the remainder of 2022 as discussed below under “Outlook,” we have no material concerns related to our liquidity. While the ongoing COVID-19 pandemic creates potential liquidity risks, as discussed below, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months. As disclosed in Note 21 – Subsequent Event in the Notes to Consolidated Financial Statements in this report, on June 22, 2022, we completed the underwritten public offering of $350.0 million in aggregate principal amount of 7.25% Senior Notes due 2030 at 100% of their aggregate principal amount. We used the net proceeds from the issuance of the 7.25% Senior Notes due 2030, together with cash on hand, to retire our outstanding $350.0 million in aggregate principal amount of 7.50% Senior Notes due 2022 on July 7, 2022, by redemption pursuant to the optional redemption terms specified for such notes.
Cash Requirements. There have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2021.
Investments in Land and Land Development. Our investments in land and land development increased 24% to $1.40 billion for the six months ended May 31, 2022, compared to $1.13 billion for the year-earlier period. Approximately 44% of our total investments for the six months ended May 31, 2022 related to land acquisition, compared to approximately 47% in the prior-year period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the six months ended May 31, 2022 and 2021, approximately 52% and 53%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in the remainder of 2022 and beyond.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	May 31, 2022		November 30, 2021		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	25,154	$2,579,035	23,539	$2,300,096	1,615	$278,939
Southwest	11,322	985,325	12,339	875,438	(1,017)	109,887
Central	30,762	1,197,682	28,961	995,811	1,801	201,871
Southeast	22,540	795,607	21,929	631,484	611	164,123
Total	89,778	$5,557,649	86,768	$4,802,829	3,010	$754,820

The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at May 31, 2022 increased from November 30, 2021, primarily due to our investments in land and land development in the six months ended May 31, 2022 and an increase in the number of homes under construction. The number of lots in inventory as of May 31, 2022 included 11,887 lots under contract where the associated deposits were refundable at our discretion, compared to 12,434 of such lots at November 30, 2021. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 42% at May 31, 2022, compared to 44% at November 30, 2021. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at May 31, 2022, we estimate the remaining purchase price to be paid would be as follows: 2022 – $907.2 million; 2023 – $653.2 million; 2024 – $132.7 million; 2025 – $81.1 million; 2026 – $15.8 million; and thereafter – $0.
Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	May 31, 2022	November 30, 2021
Cash and cash equivalents	$244,186	$290,764
Credit Facility commitment	1,090,000	800,000
Borrowings outstanding under the Credit Facility	(400,000)	—
Letters of credit outstanding under the Credit Facility	(8,618)	(8,618)
Credit Facility availability	681,382	791,382
Total liquidity	$925,568	$1,082,146
The majority of our cash equivalents at May 31, 2022 and November 30, 2021 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2022	November 30, 2021	Variance
Credit Facility	$400,000	$—	$400,000
Mortgages and land contracts due to land sellers and other loans	4,927	5,327	(400)
Senior notes	1,680,348	1,679,700	648
Total	$2,085,275	$1,685,027	$400,248
Our financial leverage, as measured by the ratio of debt to capital, was 38.8% at May 31, 2022, compared to 35.8% at November 30, 2021. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain an LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of May 31, 2022 and November 30, 2021, we had letters of credit outstanding under the LOC Facility of $36.4 million and $34.6 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.24 billion and $1.11 billion of performance bonds outstanding at May 31, 2022 and November 30, 2021, respectively.

Unsecured Revolving Credit Facility. On February 18, 2022, we entered into an amendment to our Credit Facility that increased its borrowing capacity from $800.0 million to $1.09 billion and extended its maturity from October 7, 2023 to February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2022, we had $400.0 million of cash borrowings and $8.6 million of letters of credit outstanding under the Credit Facility, with the outstanding borrowings reflecting a focus to operate with a more efficient cash balance as we continue to drive returns-focused growth. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2022:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.26 billion	$3.25 billion
Leverage Ratio	<	.600	.392
Interest Coverage Ratio (a)	>	1.500	9.043
Minimum liquidity (a)	>	$115.4 million	$(155.8) million
Investments in joint ventures and non-guarantor subsidiaries	<	$755.5 million	$266.1 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.30 billion

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
As of May 31, 2022, we were in compliance with our covenants and other requirements under the Credit Facility, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility, which would restrict our payment of certain dividends, such as cash dividends on our common stock, if a default under the Credit Facility exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2022, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $4.9 million, secured primarily by the underlying property, which had an aggregate carrying value of $22.2 million.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In January 2022, Standard and Poor’s Financial Services reaffirmed our BB credit rating and revised its rating outlook to positive from stable. In June 2022, Moody’s Investor Service reaffirmed our Ba2 credit rating and changed its rating outlook to positive from stable.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(314,812)	$(18,067)
Investing activities	(37,243)	(22,068)
Financing activities	306,500	(33,347)
Net decrease in cash and cash equivalents	$(45,555)	$(73,482)
Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash used in operating activities for the six months ended May 31, 2022 mainly reflected a net increase in inventories of $764.2 million and a net increase in receivables of $11.1 million, partly offset by net income of $344.9 million and a net increase in accounts payable, accrued expenses and other liabilities of $84.3 million. In the six months ended May 31, 2021, our net cash used in operating activities mainly reflected a net increase in inventories of $379.9 million, partly offset by net income of $240.4 million, a net increase in accounts payable, accrued expenses and other liabilities of $44.8 million and a net decrease in receivables of $1.7 million.
Investing Activities. In the six months ended May 31, 2022, our uses of cash included $22.1 million for net purchases of property and equipment and $16.4 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $1.3 million return of investments in unconsolidated joint ventures. In the six months ended May 31, 2021, the net cash used for investing activities reflected $18.3 million for net purchases of property and equipment and $6.3 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $2.5 million return of investments in unconsolidated joint ventures.
Financing Activities. In the six months ended May 31, 2022, cash was provided by net borrowings under the Credit Facility of $400.0 million. Partially offsetting the cash provided were $50.0 million of stock repurchases, $27.1 million of dividend payments on our common stock, $12.2 million of tax payments associated with stock-based compensation awards, $3.8 million of issuance costs for the Credit Facility amendment and $.4 million of payments on mortgages and land contracts due to land sellers and other loans. In the six months ended May 31, 2021, net cash was used for dividend payments on our common stock of $27.8 million, tax payments associated with stock-based compensation awards of $8.5 million and payments on mortgages and land contracts due to land sellers and other loans of $.6 million. The cash used was partially offset by $3.5 million of issuances of common stock under employee stock plans.
Dividends. In the three-month periods ended May 31, 2022 and 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. Quarterly dividends declared and paid during the six-month periods ended May 31, 2022 and 2021 totaled $.30 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
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
Supplemental Guarantor Financial Information
As of May 31, 2022, we had $1.69 billion in aggregate principal amount of outstanding senior notes and $400.0 million of borrowings outstanding under the Credit Facility. Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes and the Credit Facility.
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

	May 31, 2022	November 30, 2021
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$211,457	$250,118
Inventories	5,079,727	4,425,531
Amounts due from Non-Guarantor Subsidiaries	413,041	323,549
Total assets	6,314,890	5,581,883

Liabilities and Stockholders’ Equity
Notes payable	$2,082,765	$1,682,517
Amounts due to Non-Guarantor Subsidiaries	269,459	254,717
Total liabilities	3,245,114	2,755,817
Stockholders’ equity	3,069,776	2,826,066

Six Months Ended May 31, 2022
Summarized Statement of Operations Data (in thousands)
Revenues	$2,941,460
Construction and land costs	(2,224,189)
Selling, general and administrative expenses	(302,412)
Interest income from non-guarantor subsidiary	13,212
Pretax income	428,135
Net income	320,135
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2022 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2021.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
We believe several long-term housing market fundamental factors remain positive, including favorable demographics, a housing supply-demand imbalance resulting from a decade-plus underproduction of new homes in relation to population growth, and a limited supply of resale homes available for sale. However, the impact of rapidly rising mortgage interest rates, persistent significant inflationary pressures, high home prices, and stock market volatility is challenging housing affordability and is expected to weaken demand in the 2022 third and fourth quarters, and potentially beyond, compared to the prior 18 months, with higher cancellation rates for these same periods as compared to the 2022 second quarter. Lower demand could also heighten the typical seasonal decrease in net orders we experience in the third and fourth quarters. Nonetheless, we believe the ability of our differentiating, highly customer-centric Built-to-Order business model to effectively meet evolving consumer preferences and budgets, our operational capabilities and an anticipated year-over-year increase in our community count will assist us in navigating the changing market conditions and help drive growth in revenues and operating margin in 2022, as compared to 2021, subject to the factors and risks described in this report. Based on the foregoing, our present outlook for the 2022 third quarter and full year is as follows:

2022 Third Quarter
•We expect to generate housing revenues in the range of $1.82 billion to $1.92 billion, an increase from $1.46 billion in the corresponding 2021 period, and anticipate our average selling price to be approximately $495,000, compared to $426,800 in the year-earlier period.
•We expect our homebuilding operating income margin will be approximately 16.9%, assuming no inventory-related charges, up from 12.1% for the year-earlier quarter.
•We expect our housing gross profit margin to be approximately 26.5%, assuming no inventory-related charges, compared to 22.0% for the corresponding 2021 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 9.6%, compared to 9.9% in the 2021 third quarter.
•We expect to recognize a charge of approximately $4.0 million for the early extinguishment of debt due to the optional redemption of our 7.50% Senior Notes due 2022 on July 7, 2022.
•We expect our effective tax rate will be approximately 25%. The effective tax rate for the year-earlier quarter was approximately 14%, reflecting the favorable effect of then-available federal tax credits we earned primarily from building energy-efficient homes.
•We expect a small sequential increase in our ending community count.
2022 Full Year
•We expect our housing revenues to be in the range of $7.30 billion to $7.50 billion, an increase of 30% at the mid-point of the range, from $5.69 billion in 2021, and anticipate our average selling price to be approximately $500,000, an increase of 18% from 2021.
•We expect our homebuilding operating income margin to be in the range of 16.0% to 16.6%, assuming no inventory-related charges, compared to 11.8% for 2021.
•We expect our housing gross profit margin to be in the range of 25.6% to 26.2%, assuming no inventory-related charges, compared to 21.8% for 2021.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 9.3% to 9.7%, compared to 10.1% in the prior year.
•We expect the effective tax rate will be approximately 25%. The effective tax rate for 2021 was approximately 19%, which reflected the favorable effect of then-available federal tax credits we earned primarily from building energy-efficient homes.
•We expect our ending community count to be approximately 250, up 15% compared to year-end 2021.
•We expect our return on equity to be in excess of 27%, an improvement of more than 700 basis points compared to 19.9% for 2021.
Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly regarding housing and mortgage loan financing policies). In particular, we and other residential construction firms continue to experience services and supply constraints and rising and volatile raw material prices, including for lumber. Although we continue to work with our suppliers and trade partners to resolve these land development and home construction issues, we believe they will generally persist throughout the year. Ongoing supply chain disruptions and other production-related challenges may worsen in the coming periods, as described above under “Overview,” and could extend our construction cycle times, delay our new community openings and intensify construction-related cost pressures beyond our experience in the 2022 first half or in 2021. In addition, as noted above, consumer demand for our homes and our ability to grow our scale, revenues, net orders, backlog and returns in 2022 could be materially and negatively affected by persistent inflation in the U.S. economy and the Federal Reserve’s raising of the federal funds interest rate and other actions to moderate inflation, as well as the severity of the ongoing COVID-19 pandemic and related international and domestic COVID-19 control responses, including in China, and/or other factors that cause mortgage loan interest rates to increase or that temper mortgage loan availability, employment or income levels or consumer confidence in the U.S. or in our served markets. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the 2022 first half, should not be considered indicative of our future results on any metric or set of metrics.
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
•consumer and producer price inflation;
•changes in interest rates, including those set by the Federal Reserve, available in the capital markets or from financial institutions and other lenders, and applicable to mortgage loans;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We enter into debt obligations primarily to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our long-term debt. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. We generally have no obligation to prepay our fixed rate debt before maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed rate debt until we are required or elect to refinance or repurchase such debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.

The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of debt obligations as of May 31, 2022 (dollars in thousands):

	As of May 31, 2022 and for the Years Ending November 30,							Fair Value at May 31, 2022
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt
Fixed Rate	$350,000	$350,000	$—	$—	$—	$990,000	$1,690,000	$1,633,863
Weighted Average Effective Interest Rate	7.7%	7.5%	—%	—%	—%	5.3%	6.2%
Variable rate (a)	$400,000	$—	$—	$—	$—	$—	$400,000	$400,000
Weighted Average Effective Interest Rate	2.3%	—%	—%	—%	—%	—%	2.3%

(a) The interest rate for our variable rate debt, which is comprised of borrowings outstanding under our Credit Facility, represents the weighted average interest rate in effect at May 31, 2022. Based upon the amount of variable rate debt outstanding at May 31, 2022, and holding the variable rate debt balance constant, each 100-basis point increase in interest rates would increase the interest we incur by approximately $4.0 million per year.

Unconsolidated Joint Ventures. The table above does not include debt of our unconsolidated joint ventures. For a discussion pertaining to the debt of our homebuilding and financial services unconsolidated joint ventures, see Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

Our financial services unconsolidated joint venture, KBHS, is exposed to interest rate risk as it relates to its lending activities, including originating mortgage loans and providing IRLCs to customers. KBHS enters into best efforts forward sale commitments with secondary market investors to manage the risk of adverse interest rate movements that could impact the fair value of IRLCs. Best efforts forward sale commitments allow KBHS to agree on the sales price of the underlying loans that will be realized upon their sale into the secondary market. KBHS does not engage in speculative or trading derivative activities. All of KBHS’ loan portfolio is held for sale and subject to best efforts forward sale commitments. Further information is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2022.
We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. While the new ERP system has become an increasing component of our business as more of our operating divisions transition to it, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Accordingly, we continue to rely upon a combination of our existing and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.OTHER INFORMATION
Item 1.Legal Proceedings
For a discussion of our legal proceedings, see Note 17 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2021. However, we cannot provide any assurance that any such risk factor will not materialize.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended May 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs ($000’s)	Maximum Number (Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs ($000’s) (a)
March 1-31	—	—	—	331,400
April 1-30	1,519,646	$32.90	$50,000	$250,000
May 1-31	—	—	—	250,000
Total	1,519,646	$32.90	$50,000

(a)     As of November 30, 2021, we had 331,400 shares authorized for repurchase under a share repurchase program approved by our board of directors in July 2021. On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock. This authorization replaced the prior board of directors authorization, as discussed in Note 18 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report. In the 2022 second quarter, we purchased 1,519,646 shares of our common stock pursuant to this authorization at a total cost of $50.0 million. As of May 31, 2022, we had $250.0 million of common stock authorized for repurchase.

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

KB HOME Registrant

Dated	July 8, 2022	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 8, 2022	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)