Form 10-Q
period 2022-08-31
KB HOME
filed 2022-10-07
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 85,584,218 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2022. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Total revenues	$1,844,895	$1,467,102	$4,963,746	$4,049,732
Homebuilding:
Revenues	$1,838,888	$1,461,896	$4,947,868	$4,035,939
Construction and land costs	(1,350,540)	(1,147,642)	(3,714,404)	(3,177,569)
Selling, general and administrative expenses	(163,238)	(144,325)	(474,332)	(411,445)
Operating income	325,110	169,929	759,132	446,925
Interest income	192	144	267	1,038
Equity in loss of unconsolidated joint ventures	(100)	(182)	(387)	(5)
Loss on early extinguishment of debt	(3,598)	(5,075)	(3,598)	(5,075)
Homebuilding pretax income	321,604	164,816	755,414	442,883
Financial services:
Revenues	6,007	5,206	15,878	13,793
Expenses	(1,510)	(1,234)	(4,219)	(3,687)
Equity in income of unconsolidated joint ventures	128	5,409	20,083	18,423
Financial services pretax income	4,625	9,381	31,742	28,529
Total pretax income	326,229	174,197	787,156	471,412
Income tax expense	(70,900)	(24,100)	(186,900)	(80,900)
Net income	$255,329	$150,097	$600,256	$390,512
Earnings per share:
Basic	$2.94	$1.66	$6.82	$4.26
Diluted	$2.86	$1.60	$6.63	$4.11
Weighted average shares outstanding:
Basic	86,487	90,076	87,538	91,290
Diluted	88,857	93,264	90,075	94,512
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2022	November 30, 2021
Assets
Homebuilding:
Cash and cash equivalents	$195,402	$290,764
Receivables	344,659	304,191
Inventories	5,736,702	4,802,829
Investments in unconsolidated joint ventures	46,521	36,088
Property and equipment, net	86,219	76,313
Deferred tax assets, net	156,278	177,378
Other assets	108,286	104,153
	6,674,067	5,791,716
Financial services	56,522	44,202
Total assets	$6,730,589	$5,835,918

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$450,451	$371,826
Accrued expenses and other liabilities	755,248	756,905
Notes payable	2,031,192	1,685,027
	3,236,891	2,813,758
Financial services	3,090	2,685
Stockholders’ equity:
Common stock	100,711	100,711
Paid-in capital	841,939	848,620
Retained earnings	2,939,706	2,379,364
Accumulated other comprehensive loss	(19,119)	(19,119)
Grantor stock ownership trust, at cost	(72,718)	(72,718)
Treasury stock, at cost	(299,911)	(217,383)
Total stockholders’ equity	3,490,608	3,019,475
Total liabilities and stockholders’ equity	$6,730,589	$5,835,918
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2022	2021
Cash flows from operating activities:
Net income	$600,256	$390,512
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(19,696)	(18,418)
Distributions of earnings from unconsolidated joint ventures	10,679	18,625
Amortization of debt issuance costs and premiums	1,884	2,203
Depreciation and amortization	23,861	21,296
Deferred income taxes	21,100	36,300
Loss on early extinguishment of debt	3,598	5,075
Stock-based compensation	22,944	19,768
Inventory impairments and land option contract abandonments	9,371	11,222
Changes in assets and liabilities:
Receivables	(40,530)	(22,457)
Inventories	(954,231)	(760,350)
Accounts payable, accrued expenses and other liabilities	94,688	102,087
Other, net	2,077	13,912
Net cash used in operating activities	(223,999)	(180,225)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(21,609)	(11,057)
Return of investments in unconsolidated joint ventures	1,255	12,724
Purchases of property and equipment, net	(33,766)	(28,219)
Net cash used in investing activities	(54,120)	(26,552)
Cash flows from financing activities:
Proceeds from issuance of debt	350,000	390,000
Repayment of senior notes	(353,598)	(274,904)
Payment of issuance costs	(10,695)	(4,813)
Borrowings under revolving credit facility	1,485,000	—
Repayments under revolving credit facility	(1,135,000)	—
Payments on mortgages and land contracts due to land sellers and other loans	(400)	(600)
Issuance of common stock under employee stock plans	—	3,506
Stock repurchases	(100,000)	(188,175)
Tax payments associated with stock-based compensation awards	(12,153)	(8,456)
Payments of cash dividends	(39,914)	(40,965)
Net cash provided by (used in) financing activities	183,240	(124,407)
Net decrease in cash and cash equivalents	(94,879)	(331,184)
Cash and cash equivalents at beginning of period	292,136	682,529
Cash and cash equivalents at end of period	$197,257	$351,345
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2021, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2021 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months and nine months ended August 31, 2022 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
Unless the context indicates otherwise, the terms “we,” “our,” and “us” used in this report refer to KB Home, a Delaware corporation, and its subsidiaries.
Impact of COVID-19 Pandemic on Consolidated Financial Statements. The 2019 coronavirus disease (“COVID-19”) pandemic and related responses by public health and governmental authorities to contain and combat the outbreak and spread (“COVID-19 control responses”) have adversely affected many economic sectors, significantly disrupted the global supply chain and fueled producer price and consumer inflation. Our business continued to be impacted by these issues during the three months and nine months ended August 31, 2022. We experienced, among other things, ongoing construction services availability constraints, supply chain bottlenecks and rising and volatile raw and other building material prices amid uneven availability. In addition, we encountered delays related to state and municipal construction permitting, inspection and utility processes, which have been disrupted by key equipment shortages. All these factors, to varying degrees, extended our construction cycle times, delayed home deliveries and community openings and raised our costs in the three months and nine months ended August 31, 2022. These factors could also negatively impact our growth, margins and financial results in future periods.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $23.5 million at August 31, 2022 and $15.4 million at November 30, 2021. At August 31, 2022 and November 30, 2021, the majority of our cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $255.3 million for the three months ended August 31, 2022 and $150.1 million for the three months ended August 31, 2021. For the nine months ended August 31, 2022 and 2021, our comprehensive income was $600.3 million and $390.5 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2022 and 2021 was equal to our net income for the respective periods.
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
2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of August 31, 2022, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Revenues:
West Coast	$829,405	$663,563	$2,249,496	$1,803,769
Southwest	321,808	234,933	822,499	680,679
Central	443,581	384,532	1,231,949	1,084,795
Southeast	244,094	178,868	643,924	466,696
Total	$1,838,888	$1,461,896	$4,947,868	$4,035,939

Pretax income (loss):
West Coast	$171,041	$93,247	$418,593	$228,508
Southwest	77,368	46,021	177,908	127,985
Central	79,258	53,375	183,574	150,650
Southeast	40,202	19,979	99,527	50,955
Corporate and other	(46,265)	(47,806)	(124,188)	(115,215)
Total	$321,604	$164,816	$755,414	$442,883

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Inventory impairment and land option contract abandonment charges:
West Coast	$4,465	$6,458	$4,622	$10,376
Southwest	432	243	596	536
Central	1,311	—	1,897	70
Southeast	2,256	—	2,256	240
Total	$8,464	$6,701	$9,371	$11,222

	August 31, 2022	November 30, 2021
Assets:
West Coast	$2,755,936	$2,520,374
Southwest	1,074,914	938,300
Central	1,495,817	1,168,242
Southeast	920,828	684,752
Corporate and other	426,572	480,048
Total	$6,674,067	$5,791,716
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Revenues
Insurance commissions	$3,250	$2,771	$8,364	$7,051
Title services	2,757	2,435	7,495	6,742
Other	—	—	19	—
Total	6,007	5,206	15,878	13,793
Expenses
General and administrative	(1,510)	(1,234)	(4,219)	(3,687)
Operating income	4,497	3,972	11,659	10,106
Equity in income of unconsolidated joint ventures	128	5,409	20,083	18,423
Pretax income	$4,625	$9,381	$31,742	$28,529

	August 31, 2022	November 30, 2021
Assets
Cash and cash equivalents	$1,855	$1,372
Receivables	2,228	2,166
Investments in unconsolidated joint ventures	25,966	16,317
Other assets (a)	26,473	24,347
Total assets	$56,522	$44,202

	August 31, 2022	November 30, 2021
Liabilities
Accounts payable and accrued expenses	$3,090	$2,685
Total liabilities	$3,090	$2,685
(a)Other assets at August 31, 2022 and November 30, 2021 included $26.3 million and $24.1 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Numerator:
Net income	$255,329	$150,097	$600,256	$390,512
Less: Distributed earnings allocated to nonvested restricted stock	(62)	(62)	(190)	(188)
Less: Undistributed earnings allocated to nonvested restricted stock	(1,150)	(625)	(2,685)	(1,594)
Numerator for basic earnings per share	254,117	149,410	597,381	388,730
Effect of dilutive securities:
Add: Undistributed earnings allocated to nonvested restricted stock	1,150	625	2,685	1,594
Less: Undistributed earnings reallocated to nonvested restricted stock	(1,119)	(604)	(2,610)	(1,540)
Numerator for diluted earnings per share	$254,148	$149,431	$597,456	$388,784

Denominator:
Weighted average shares outstanding — basic	86,487	90,076	87,538	91,290
Effect of dilutive securities:
Share-based payments	2,370	3,188	2,537	3,222
Weighted average shares outstanding — diluted	88,857	93,264	90,075	94,512
Basic earnings per share	$2.94	$1.66	$6.82	$4.26
Diluted earnings per share	$2.86	$1.60	$6.63	$4.11
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2022 or 2021.
For the three-month and nine-month periods ended August 31, 2022 and 2021, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.

5.    Receivables
Receivables consisted of the following (in thousands):

	August 31, 2022	November 30, 2021
Due from utility companies, improvement districts and municipalities	$186,268	$151,284
Recoveries related to self-insurance and other legal claims	82,600	95,063
Refundable deposits and bonds	16,837	13,681
Other	64,043	49,359
Subtotal	349,748	309,387
Allowance for doubtful accounts	(5,089)	(5,196)
Total	$344,659	$304,191
6.    Inventories
Inventories consisted of the following (in thousands):

	August 31, 2022	November 30, 2021
Homes completed or under construction	$2,696,548	$2,103,038
Land under development	3,040,154	2,699,791
Total	$5,736,702	$4,802,829
Land under development at August 31, 2022 and November 30, 2021 included land held for future development or sale of $53.3 million and $45.2 million, respectively.
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
Our interest costs were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Capitalized interest at beginning of period	$154,665	$180,065	$161,119	$190,113
Interest incurred	31,778	29,605	89,102	91,807
Interest amortized to construction and land costs (a)	(35,979)	(37,544)	(99,757)	(109,794)
Capitalized interest at end of period	$150,464	$172,126	$150,464	$172,126
(a)For the nine months ended August 31, 2021, interest amortized to construction and land costs included a nominal amount related to land sales during the period.
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
As of August 31, 2022 and November 30, 2021, no active communities or land parcels with indicators of potential impairment were identified. As a result, no active communities or land parcels were evaluated for recoverability as of these dates. We evaluated land held for future development for recoverability as of both August 31, 2022 and November 30, 2021.
Based on the results of our evaluations, we recognized inventory impairment charges of $2.6 million for both the three months and nine months ended August 31, 2022 related to a parcel of land previously held for future development that we plan to sell. For the three months and nine months ended August 31, 2021, we recognized inventory impairment charges of $6.3 million and $9.9 million, respectively, that reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
The following table summarizes significant quantitative unobservable inputs we utilized in our fair value measurements with respect to the impaired communities written down to fair value:

	Three Months Ended August 31,		Nine Months Ended August 31,
Unobservable Input (a)	2022	2021	2022	2021
Average selling price	$—	$949,400	$—	$471,000 - $949,400
Deliveries per month	—	4	—	4 - 5
Discount rate	—%	18%	—%	18% - 19%
(a)Ranges of inputs presented primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market rates.
As of August 31, 2022, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $76.7 million, representing seven communities and various other land parcels. As of November 30, 2021, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $87.7 million, representing 11 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $5.9 million for the three months ended August 31, 2022 and $6.8 million for the nine months ended August 31, 2022. For the three months and nine months ended August 31, 2021, we recognized land option contract abandonment charges of $.4 million and $1.3 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at August 31, 2022 and November 30, 2021 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at August 31, 2022 and November 30, 2021 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2022 and November 30, 2021, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2022		November 30, 2021
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$23,793	$820,554	$38,333	$1,093,669
Other land option contracts and other similar contracts	35,482	713,096	36,176	766,182
Total	$59,275	$1,533,650	$74,509	$1,859,851
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $36.6 million at August 31, 2022 and $38.1 million at November 30, 2021. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $7.1 million at August 31, 2022 and $26.5 million at November 30, 2021.
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
As of both August 31, 2022 and November 30, 2021, we had investments in six homebuilding unconsolidated joint ventures. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Revenues	$1,293	$1,979	$5,251	$14,818
Construction and land costs	(801)	(1,453)	(3,872)	(12,397)
Other expense, net	(666)	(591)	(2,014)	(2,000)
Income (loss)	$(174)	$(65)	$(635)	$421

The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	August 31, 2022	November 30, 2021
Assets
Cash and cash equivalents	$17,594	$15,731
Receivables	3,279	795
Inventories	111,067	64,034
Other assets	680	50
Total assets	$132,620	$80,610

Liabilities and equity
Accounts payable and other liabilities	$13,556	$12,285
Notes payable (a)	30,735	—
Equity	88,329	68,325
Total liabilities and equity	$132,620	$80,610
(a)    As of August 31, 2022, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit it entered into with a third-party lender in April 2022 to finance its land acquisition, development and construction activities. Borrowings under this line of credit, which has a maximum commitment of $62.0 million, are secured by the underlying property and related project assets. The line of credit is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2022 or November 30, 2021.
We provide certain guarantees and indemnities to the lender in connection with the above-described revolving line of credit, including a guaranty of interest and carry costs; a guaranty to complete the construction of phases of the improvements for the project as such phases are commenced; a guaranty against losses suffered due to certain bad acts or failures to act by the unconsolidated joint venture or its partners; and an indemnity from environmental issues. Except to the extent related to the foregoing guarantees and indemnities, we do not have a guaranty or any other obligation to repay borrowings under the line of credit or to support the value of the underlying collateral. However, various financial and non-financial covenants apply under the line of credit and with respect to the related guaranty and indemnity obligations, and a failure to comply with such covenants could result in a default and cause the lender to seek to enforce such guaranty and indemnity obligations. As of the date of this report, we were in compliance with the relevant covenants. We do not believe that our existing exposure under our guaranty and indemnity obligations related to outstanding borrowings under the line of credit is material to our consolidated financial statements.
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint ventures, primarily comprised of KBHS (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Revenues	$19,857	$31,560	$100,057	$96,930
Expenses	(19,601)	(20,712)	(59,888)	(60,085)
Income	$256	$10,848	$40,169	$36,845
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

The following table presents combined condensed balance sheet information for our financial services unconsolidated joint ventures, primarily comprised of KBHS (in thousands):

	August 31, 2022	November 30, 2021
Assets
Cash and cash equivalents	$21,093	$23,916
Mortgage loans held for sale	138,253	234,669
Other assets	61,094	46,218
Total assets	$220,440	$304,803

Liabilities and equity
Accounts payable and other liabilities	$16,429	$18,375
Funding facilities	152,079	253,791
Equity	51,932	32,637
Total liabilities and equity	$220,440	$304,803
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $36.6 million at August 31, 2022 and $9.5 million at November 30, 2021. The change in fair value of IRLCs, which was reported in revenues, was a loss of $6.3 million for the three months ended August 31, 2022 and a gain of $27.1 million for the nine months ended August 31, 2022. For the three months and nine months ended August 31, 2021, these changes in fair value were a loss of $.5 million and a gain of $2.1 million, respectively.
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
Funding facilities. KBHS maintains warehouse line of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of August 31, 2022. KBHS intends to renew these agreements when they expire at various dates in 2022 and 2023. The warehouse line of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our homebuilding notes payable (“Guarantor Subsidiaries”).

10.Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2022	November 30, 2021
Cash surrender value of corporate-owned life insurance contracts	$62,746	$68,748
Lease right-of-use assets	24,362	27,508
Prepaid expenses	16,570	6,344
Debt issuance costs associated with unsecured revolving credit facility, net	4,608	1,553
Total	$108,286	$104,153
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2022	November 30, 2021
Self-insurance and other legal liabilities	$241,110	$239,129
Employee compensation and related benefits	188,050	192,549
Warranty liability	99,500	96,153
Customer deposits	91,726	71,032
Lease liabilities	26,272	29,279
Accrued interest payable	25,654	24,554
Real estate and business taxes	20,405	17,563
Inventory-related obligations (a)	16,098	36,146
Federal and state taxes payable	5,470	8,290
Other	40,963	42,210
Total	$755,248	$756,905
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three-month periods ended August 31, 2022 and 2021 was $5.4 million and $4.3 million, respectively, and included short-term lease costs of $2.2 million and $1.2 million, respectively. For the nine-month periods ended August 31, 2022 and 2021, our total lease expense was $14.6 million and $12.9 million, respectively, and included short-term lease costs of $5.2 million and $3.7 million, respectively. Variable lease costs and external sublease income for the three-month and nine-month periods ended August 31, 2022 and 2021 were immaterial.

The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	August 31, 2022	November 30, 2021
Lease right-of-use assets (a)	$24,470	$27,693
Lease liabilities (b)	26,390	29,481
(a)Represents lease right-of-use assets within our homebuilding operations and financial services operations of $24.4 million and $.1 million, respectively, at August 31, 2022, and $27.5 million and $.2 million, respectively, at November 30, 2021.
(b)Represents lease liabilities within our homebuilding operations and financial services operations of $26.3 million and $.1 million, respectively, at August 31, 2022, and $29.3 million and $.2 million, respectively, at November 30, 2021.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Income tax expense	$70,900	$24,100	$186,900	$80,900
Effective tax rate	21.7%	13.8%	23.7%	17.2%
Our income tax expense and effective tax rate for the three months ended August 31, 2022 included the favorable impact of $15.3 million of federal tax credits we recognized primarily from building energy-efficient homes, partly offset by $2.9 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). Our income tax expense and effective tax rate for the three months ended August 31, 2021 reflected the favorable impacts of $21.5 million of federal tax credits we recognized from building energy-efficient homes, partly offset by $2.5 million of non-deductible executive compensation expense.
For the nine months ended August 31, 2022, our income tax expense and effective tax rate included the favorable impacts of $16.1 million of federal tax credits we recognized primarily from building energy-efficient homes and $2.2 million of excess tax benefits related to stock-based compensation, partly offset by $6.8 million of non-deductible executive compensation expense under Internal Revenue Code Section 162(m). Our income tax expense and effective tax rate for the nine months ended August 31, 2021 reflected the favorable impacts of $39.0 million of federal tax credits we recognized primarily from building energy-efficient homes and $3.9 million of excess tax benefits related to stock-based compensation, partly offset by $5.8 million of non-deductible executive compensation expense.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases after December 31, 2022. If applicable, the corporate alternative minimum tax will not be effective for us until our fiscal year ending November 30, 2024. The IRA also extends the federal tax credit for building new energy-efficient homes for homes delivered from January 1, 2022 (retroactively) through December 31, 2032, as well as modifies and increases it starting in 2023. Previously, the federal tax credit expired for homes delivered after December 31, 2021. The federal energy tax credits we recognized in the three-month and nine-month periods ended August 31, 2022 reflected the impact of the recent extension under the IRA. We are currently evaluating the other potential effects of the IRA on our consolidated financial statements.
The Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020, provided an Employee Retention Credit (“ERC”), which was a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $5,000 of credit for each employee based on certain wages paid after March 12, 2020 and before January 1, 2021. Based on our evaluation of this provision and the significant pandemic-related impacts on our operations in 2020, we recognized an ERC of $4.3 million as an offset to payroll tax expenses within selling, general and administrative expenses in our consolidated statements of operations upon filing for the refund in the 2021 first quarter. We received the refund in the 2021 fourth quarter.
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss (“NOL”) deductions for tax years 2020, 2021 and 2022. On February 9, 2022, California enacted legislation restoring the NOL deduction for tax years beginning on or after January 1, 2022, which would be effective for our 2023 fiscal year. Although the suspension of California NOL deductions did not have an impact on our income tax expense for the three months or nine months ended August 31, 2022, it contributed to the year-over-year increase in the amount of taxes we paid in these periods.
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
Our deferred tax assets of $173.7 million as of August 31, 2022 and $194.8 million as of November 30, 2021 were each partly offset by a valuation allowance of $17.4 million. The deferred tax asset valuation allowances as of August 31, 2022 and November 30, 2021 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of August 31, 2022, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax valuation allowance were needed for the nine months ended August 31, 2022.
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
14.Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2022	November 30, 2021
Unsecured revolving credit facility	$350,000	$—
Mortgages and land contracts due to land sellers and other loans	4,927	5,327
7.50% Senior notes due September 15, 2022	—	349,471
7.625% Senior notes due May 15, 2023	350,401	350,788
6.875% Senior notes due June 15, 2027	297,484	297,161
4.80% Senior notes due November 15, 2029	297,147	296,905
7.25% Senior notes due July 15, 2030	345,557	—
4.00% Senior notes due June 15, 2031	385,676	385,375
Total	$2,031,192	$1,685,027
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs and premiums, which totaled $13.7 million at August 31, 2022 and $10.3 million at November 30, 2021.
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

Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2022, we had $350.0 million of cash borrowings and $6.7 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2022, we had $733.4 million available for cash borrowings under the Credit Facility, with up to $243.4 million of that amount available for the issuance of letters of credit.
Senior Unsecured Term Loan. On August 25, 2022, we entered into a senior unsecured term loan agreement (“Term Loan”) with the lenders party thereto, pursuant to which the lenders have committed to lend us up to $310.0 million. Under certain circumstances, the aggregate commitment under the Term Loan may be increased to up to $400.0 million, provided additional lender commitments we are pursuing are obtained. We may draw up to the committed amount at any time through November 23, 2022, subject to certain conditions. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). As of August 31, 2022, we had not drawn under the Term Loan.
Interest rates under the Term Loan generally will be based on either an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. Proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. We intend to use the proceeds from the Term Loan toward the redemption of our outstanding $350.0 million in aggregate principal amount of 7.625% senior notes due May 15, 2023, which may be called at par, plus accrued and unpaid interest thereon, six months prior to that date.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of August 31, 2022 and November 30, 2021, we had letters of credit outstanding under the LOC Facility of $36.4 million and $34.6 million, respectively.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2022, inventories having a carrying value of $33.7 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Senior Notes. All the senior notes outstanding at August 31, 2022 and November 30, 2021 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
On June 22, 2022, we completed the underwritten public offering of $350.0 million in aggregate principal amount of 7.25% senior notes due 2030 (“7.25% Senior Notes due 2030”) at 100% of their aggregate principal amount. Net proceeds from this offering totaled $345.5 million, after deducting the underwriting discount and our expenses relating to the offering. Interest on the 7.25% Senior Notes due 2030 is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2023. These notes will mature on July 15, 2030.
On July 7, 2022, we used the net proceeds from the issuance of the 7.25% Senior Notes due 2030, together with cash on hand, to retire our then-outstanding $350.0 million in aggregate principal amount of 7.50% senior notes due 2022 (“7.50% Senior Notes due 2022”) before their September 15, 2022 maturity date, by redemption pursuant to the optional redemption terms specified for such notes. We paid $353.6 million to redeem the notes and recorded a charge of $3.6 million for the early extinguishment of debt in the 2022 third quarter.
In the three months ended August 31, 2021, we issued $390.0 million in aggregate principal amount of 4.00% senior notes due 2031 (“4.00% Senior Notes due 2031”) and used a portion of the net proceeds to purchase, pursuant to a tender offer, $269.8 million in aggregate principal amount of certain outstanding senior notes before their maturity date. We paid $274.9 million to purchase these notes and recorded a charge of $5.1 million for the early extinguishment of debt in the 2021 third quarter. On September 15, 2021, we redeemed the remaining $180.2 million in aggregate principal amount of those then-outstanding notes at par value pursuant to their terms.
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

As of August 31, 2022, we were in compliance with our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance.
As of August 31, 2022, principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due during each year ending November 30 as follows: 2022 – $2.6 million; 2023 – $350.9 million; 2024 – $1.0 million; 2025 – $.4 million; 2026 – $0; and thereafter – $1.34 billion.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2022 and the year ended November 30, 2021 (in thousands):

		August 31, 2022			November 30, 2021
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)

Inventories	Level 3	$3,500	$(2,541)	$959	$27,923	$(9,903)	$18,020
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
The following table presents the fair value hierarchy, carrying value and estimated fair value of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2022		November 30, 2021
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,676,265	$1,547,375	$1,679,700	$1,796,500
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Balance at beginning of period	$99,207	$95,853	$96,153	$91,646
Warranties issued	10,377	8,264	27,945	25,099
Payments	(10,084)	(6,304)	(24,598)	(18,932)
Balance at end of period	$99,500	$97,813	$99,500	$97,813
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $38.7 million and $57.8 million are included in receivables in our consolidated balance sheets at August 31, 2022 and November 30, 2021, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Balance at beginning of period	$168,675	$194,269	$189,131	$194,180
Self-insurance provided	5,763	5,168	16,275	15,679
Payments	(860)	(4,699)	(14,990)	(20,296)
Adjustments (a)	(2,300)	(8,072)	(19,138)	(2,897)
Balance at end of period	$171,278	$186,666	$171,278	$186,666
(a)Represents net changes in estimated probable recoveries related to self-insurance, which are recorded in receivables, to present our self-insurance liability on a gross basis. The amount for the nine months ended August 31, 2022 primarily reflected a change in the actuarially determined estimate of probable recoveries largely associated with higher self-insured retention levels in our more recent coverage years, and an insurance carrier’s payment of a portion of a townhome claim settlement reached in the 2022 first quarter.
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of August 31, 2022, we had approximately 512 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At August 31, 2022, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible. In addition, although we believe it is probable we will receive additional claims in future periods, we are unable to reasonably estimate the number of such claims or the amount or range of any potential losses associated with such claims as each of these is dependent on several factors, including the actions of third parties over which we have no control; the nature of any specific claims; and our evaluation of the particular facts surrounding each such claim.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2022, we had $1.26 billion of performance bonds and $43.1 million of letters of credit outstanding. At November 30, 2021, we had $1.11 billion of performance bonds and $43.2 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2022, we had total cash deposits of $59.3 million to purchase land having an aggregate purchase price of $1.53 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.

17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2022, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
18.Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended August 31, 2022 and 2021
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at May 31, 2022	100,711	(6,705)	(6,840)	$100,711	$834,883	$2,697,149	$(19,119)	$(72,718)	$(249,911)	$3,290,995
Net income	—	—	—	—	—	255,329	—	—	—	255,329
Dividends on common stock	—	—	—	—	—	(12,772)	—	—	—	(12,772)
Stock-based compensation	—	—	—	—	7,056	—	—	—	—	7,056
Stock repurchases	—	—	(1,582)	—	—	—	—	—	(50,000)	(50,000)
Balance at August 31, 2022	100,711	(6,705)	(8,422)	$100,711	$841,939	$2,939,706	$(19,119)	$(72,718)	$(299,911)	$3,490,608

Balance at May 31, 2021	100,151	(6,705)	(1,303)	$100,151	$836,353	$2,081,288	$(22,276)	$(72,718)	$(35,933)	$2,886,865
Net income	—	—	—	—	—	150,097	—	—	—	150,097
Dividends on common stock	—	—	—	—	—	(13,168)	—	—	—	(13,168)
Stock awards	—	—	3	—	(87)	—	—	—	87	—
Stock-based compensation	—	—	—	—	6,114	—	—	—	—	6,114
Stock repurchases	—	—	(4,669)	—	—	—	—	—	(188,175)	(188,175)
Balance at August 31, 2021	100,151	(6,705)	(5,969)	$100,151	$842,380	$2,218,217	$(22,276)	$(72,718)	$(224,021)	$2,841,733

	Nine Months Ended August 31, 2022 and 2021
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2021	100,711	(6,705)	(5,785)	$100,711	$848,620	$2,379,364	$(19,119)	$(72,718)	$(217,383)	$3,019,475
Net income	—	—	—	—	—	600,256	—	—	—	600,256
Dividends on common stock	—	—	—	—	—	(39,914)	—	—	—	(39,914)
Stock awards	—	—	785	—	(29,625)	—	—	—	29,625	—
Stock-based compensation	—	—	—	—	22,944	—	—	—	—	22,944
Stock repurchases	—	—	(3,102)	—	—	—	—	—	(100,000)	(100,000)
Tax payments associated with stock-based compensation awards	—	—	(320)	—	—	—	—	—	(12,153)	(12,153)
Balance at August 31, 2022	100,711	(6,705)	(8,422)	$100,711	$841,939	$2,939,706	$(19,119)	$(72,718)	$(299,911)	$3,490,608

Balance at November 30, 2020	99,869	(7,124)	(1,107)	$99,869	$824,306	$1,868,896	$(22,276)	$(77,265)	$(27,761)	$2,665,769
Cumulative effect of adoption of new accounting standard for credit losses	—	—	—	—	—	(226)	—	—	—	(226)
Net income	—	—	—	—	—	390,512	—	—	—	390,512
Dividends on common stock	—	—	—	—	—	(40,965)	—	—	—	(40,965)
Employee stock options/other	238	—	—	238	3,268	—	—	—	—	3,506
Stock awards	44	419	15	44	(4,962)	—	—	4,547	371	—
Stock-based compensation	—	—	—	—	19,768	—	—	—	—	19,768
Stock repurchases	—	—	(4,669)	—	—	—	—	—	(188,175)	(188,175)
Tax payments associated with stock-based compensation awards	—	—	(208)	—	—	—	—	—	(8,456)	(8,456)
Balance at August 31, 2021	100,151	(6,705)	(5,969)	$100,151	$842,380	$2,218,217	$(22,276)	$(72,718)	$(224,021)	$2,841,733

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
On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock. This authorization replaced a prior board of directors authorization, which had 331,400 shares remaining for repurchase. In the 2022 third quarter, we repurchased 1,581,504 shares of our common stock on the open market pursuant to this authorization at a total cost of $50.0 million, bringing our total repurchases for the nine months ended August 31, 2022 to 3,101,150 shares of common stock at a total cost of $100.0 million. Repurchases under the new authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of August 31, 2022, we were authorized to repurchase up to $200.0 million of our outstanding common stock.
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
In the three-month periods ended August 31, 2022 and 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. Quarterly dividends declared and paid during the nine-month periods ended August 31, 2022 and 2021 totaled $.45 per share.

19.Stock-Based Compensation
Stock Options. At both August 31, 2022 and November 30, 2021, we had 1,674,393 stock options outstanding and exercisable with a weighted average exercise price of $15.56. We have not granted any stock option awards since 2016. As of August 31, 2022, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 3.1 years. As all outstanding stock options have been fully vested since 2019, there was no unrecognized compensation expense related to stock option awards at August 31, 2022 and no stock-based compensation expense associated with stock options for the three-month and nine-month periods ended August 31, 2022 and 2021. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $21.9 million at August 31, 2022. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $7.0 million and $6.1 million for the three months ended August 31, 2022 and 2021, respectively, related to restricted stock and PSUs. For the nine months ended August 31, 2022 and 2021, we recognized total compensation expense of $22.9 million and $19.8 million, respectively.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2022	2021
Summary of cash and cash equivalents at end of period:
Homebuilding	$195,402	$350,141
Financial services	1,855	1,204
Total	$197,257	$351,345
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(1,100)	$(2,934)
Income taxes paid	168,709	43,248
Supplemental disclosures of non-cash activities:
Increase (decrease) in consolidated inventories not owned	(19,423)	4,011
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	8,436	5,451
21.Subsequent Event
On October 3, 2022, we obtained an additional lender commitment of $50.0 million to the Term Loan in accordance with its terms, which are further described in Note 14 – Notes Payable, increasing the aggregate commitment under the Term Loan to $360.0 million. As of the date of this report, we had not drawn under the Term Loan.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2022	2021	Variance	2022	2021	Variance
Revenues:
Homebuilding	$1,838,888	$1,461,896	26%	$4,947,868	$4,035,939	23%
Financial services	6,007	5,206	15	15,878	13,793	15
Total revenues	$1,844,895	$1,467,102	26%	$4,963,746	$4,049,732	23%
Pretax income:
Homebuilding	$321,604	$164,816	95%	$755,414	$442,883	71%
Financial services	4,625	9,381	(51)	31,742	28,529	11
Total pretax income	326,229	174,197	87	787,156	471,412	67
Income tax expense	(70,900)	(24,100)	(194)	(186,900)	(80,900)	(131)
Net income	$255,329	$150,097	70%	$600,256	$390,512	54%
Diluted earnings per share	$2.86	$1.60	79%	$6.63	$4.11	61%
We generated strong year-over-year improvements in most of our key financial metrics in the 2022 third quarter and first nine months with our ongoing focus on balancing pace, price and construction starts at each community, which helped us to enhance our returns, within the favorable pricing and housing supply/demand environment prevailing in prior periods when most buyers contracted to purchase the homes delivered. At the same time, our results for each period were partly offset by significant persistent supply chain challenges and higher construction costs, as described further below. In addition, during the 2022 third quarter, U.S. housing demand weakened significantly compared to the year-ago quarter and much of the 2022 first half, as the combination of sharply higher mortgage interest rates since early 2022, several years of rising housing prices, volatility across financial markets, elevated inflation and various other macroeconomic and geopolitical concerns weighed on consumer budgets and confidence. These housing affordability and other pressures negatively impacted homebuyer sentiment, resulting in many prospective buyers pausing their homebuying decisions, which led to year-over-year decreases in our net orders and net order value of 50% and 51%, respectively, for the three months ended August 31, 2022. The decline in net orders reflected a slowing in our monthly net orders per community to 3.1 from 6.6, partly offset by an 8% increase in our average community count due to new community openings and fewer communities selling out. Although we believe the long-term housing market outlook remains positive, supported by strong fundamentals, including demographic trends, the extended underproduction of new homes in relation to population growth and low resale home inventory, we expect affordability pressures and consumer uncertainty to continue to measurably impact demand for the remainder of the year and into 2023 compared to corresponding prior-year periods.
Homebuilding revenues for the 2022 third quarter grew 26% year over year due to higher housing revenues, driven by a 6% increase in the number of homes delivered to 3,615 and a 19% increase in their overall average selling price to $508,700. Approximately 54% of our homes delivered in the 2022 third quarter were to first-time homebuyers. Homebuilding operating income for the three months ended August 31, 2022 rose 91% year over year to $325.1 million and, as a percentage of revenues, improved 610 basis points to 17.7%. The increase in our homebuilding operating income margin reflected improvements in both our housing gross profit margin and selling, general and administrative expenses as a percentage of housing revenues. Our pretax income margin improved 580 basis points to 17.7%, and net income and diluted earnings per share increased 70% and 79%, respectively, each as compared to the corresponding 2021 quarter.
Since the outbreak of COVID-19 in 2020, we have experienced intense building material cost pressures and production capacity and shipping constraints affecting our product suppliers driven by sustained high levels of homebuilding and renovation activity, combined with various supply chain disruptions. In the 2022 third quarter, we, like many other homebuilders, continued to experience production challenges due to these supply chain disruptions, as well as ongoing restricted construction services availability and delays with respect to state and municipal construction permitting, inspection and utility processes, which have been disrupted by key equipment shortages. These disruptions have resulted in construction cycle times that remain extended, and delays in deliveries. Despite these operational challenges, which resulted in our construction cycle time expanding by 11 days during the 2022 third quarter after improving slightly in the 2022 second quarter, we delivered more homes in the 2022 third quarter than we did in the year-earlier quarter. We have adapted to the extent possible to these changing conditions, re-sequencing construction when necessary, and, in some cases, ordering items in advance of starting homes to mitigate delays. In addition, we continue to work with our suppliers and trade partners to address these issues as part of our efforts toward returning to historical construction cycle times. While we believe these challenging circumstances affecting our land development and home construction activities will generally persist through the 2022 fourth quarter, as reflected in our performance expectations presented below under “Outlook,” it is possible they will worsen in that and in later periods.
Our ending backlog value at August 31, 2022 grew 9% to approximately $5.26 billion. With this backlog, we expect to achieve year-over-year growth in our scale, profitability and returns in the 2022 fourth quarter and full year, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Revenues:
Housing	$1,838,888	$1,461,648	$4,947,868	$4,035,033
Land	—	248	—	906
Total	1,838,888	1,461,896	4,947,868	4,035,939
Costs and expenses:
Construction and land costs
Housing	(1,347,999)	(1,147,448)	(3,711,863)	(3,176,643)
Land	(2,541)	(194)	(2,541)	(926)
Total	(1,350,540)	(1,147,642)	(3,714,404)	(3,177,569)
Selling, general and administrative expenses	(163,238)	(144,325)	(474,332)	(411,445)
Total	(1,513,778)	(1,291,967)	(4,188,736)	(3,589,014)
Operating income	325,110	169,929	759,132	446,925
Interest income	192	144	267	1,038
Equity in loss of unconsolidated joint ventures	(100)	(182)	(387)	(5)
Loss on early extinguishment of debt	(3,598)	(5,075)	(3,598)	(5,075)
Homebuilding pretax income	$321,604	$164,816	$755,414	$442,883
		\
Homes delivered	3,615	3,425	9,952	9,793
Average selling price	$508,700	$426,800	$497,200	$412,000
Housing gross profit margin as a percentage of housing revenues	26.7%	21.5%	25.0%	21.3%
Adjusted housing gross profit margin as a percentage of housing revenues	27.0%	22.0%	25.1%	21.6%
Selling, general and administrative expenses as a percentage of housing revenues	8.9%	9.9%	9.6%	10.2%
Operating income as a percentage of revenues	17.7%	11.6%	15.3%	11.1%
Revenues. Homebuilding revenues for the 2022 third quarter increased from the year-earlier quarter due to a 26% increase in housing revenues. The year-over-year growth in housing revenues resulted from a 6% increase in the number of homes delivered and a 19% increase in their overall average selling price that primarily reflected the favorable pricing and housing supply/demand environment in prior periods when most buyers contracted to purchase those homes, as well as product and geographic mix shifts of homes delivered. Although our backlog of homes at the beginning of the quarter (“beginning backlog”) increased 23% year over year, the number of homes delivered in the 2022 third quarter increased by only 6%, primarily due to the ongoing supply chain disruptions and other production-related issues that extended our construction cycle times, as described above under “Overview.” Reflecting these challenges, the number of homes delivered as a percentage of beginning backlog was 29% in the 2022 third quarter, compared to 34% in the year-earlier period, and 27% and 29% in the 2022 first and second quarters, respectively.
For the nine months ended August 31, 2022, homebuilding revenues grew 23% year over year to $4.95 billion, reflecting growth in housing revenues. The increase in housing revenues for the nine months ended August 31, 2022 was driven by a slight increase in the number of homes delivered and a 21% rise in the overall average selling price of those homes.
Operating Income. Our operating income for the three months ended August 31, 2022 grew 91% from the year-earlier period, reflecting higher housing gross profits, partly offset by an increase in selling, general and administrative expenses. Operating income for the 2022 third quarter included inventory-related charges of $8.5 million, compared to $6.7 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended August 31, 2022 improved 610 basis points to 17.7%, compared to 11.6% for the corresponding 2021 period. Excluding inventory-related charges, our operating income as a percentage of revenues increased 600 basis points to 18.1% for the 2022 third quarter from 12.1% for the year-earlier quarter.
For the nine months ended August 31, 2022, our operating income increased 70% from the prior-year period. Operating income for the nine months ended August 31, 2022 included inventory-related charges of $9.4 million, compared to $11.2 million of such charges in the corresponding 2021 period. As a percentage of revenues, our operating income for the nine months ended August 31, 2022 grew 420 basis points year over year to 15.3%. Excluding inventory-related charges, our operating income as a percentage of revenues increased 410 basis points to 15.5% for the nine months ended August 31, 2022 from 11.4% for the corresponding year-earlier period.
•Housing Gross Profits – Housing gross profits of $490.9 million for the three months ended August 31, 2022 grew 56% from $314.2 million for the year-earlier period due to increases in both our housing revenues and housing gross profit margin. Our housing gross profit margin for the 2022 third quarter rose 520 basis points year over year to 26.7%, mainly as a result of the favorable pricing and housing supply/demand environment in prior periods when most buyers contracted to purchase the homes delivered (approximately 460 basis points), lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 50 basis points), and a decrease in inventory-related charges (approximately 20 basis points). These favorable impacts were partly offset by increased expenses to support current operations (approximately 10 basis points). As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.0% and 2.5% for the three months ended August 31, 2022 and 2021, respectively. Excluding the inventory-related charges associated with housing operations of $5.9 million in the current quarter and $6.7 million in the year-earlier quarter, our adjusted housing gross profit margin for the 2022 third quarter increased 500 basis points year over year.
For the nine months ended August 31, 2022, our housing gross profits of $1.24 billion increased 44% from $858.4 million for the year-earlier period. Our housing gross profit margin for the nine months ended August 31, 2022 increased 370 basis points to 25.0%. Excluding the inventory-related charges associated with housing operations of $6.8 million in the current period and $11.2 million in the year-earlier period, our adjusted housing gross profit margin of 25.1% for the nine months ended August 31, 2022 increased 350 basis points year over year, primarily due to the reasons described above with respect to the three months ended August 31, 2022. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.0% for the nine months ended August 31, 2022, compared to 2.7% for the corresponding 2021 period. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits (Losses) – Land sale losses of $2.6 million for the three months and nine months ended August 31, 2022 were comprised solely of an inventory impairment charge related to a parcel of land previously held for future development that we plan to sell. For the three months and nine months ended August 31, 2021, land sales generated nominal results.

•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2022	% of Housing Revenues	2021	% of Housing Revenues	2022	% of Housing Revenues	2021	% of Housing Revenues
Marketing expenses	$35,011	1.9%	$28,760	2.0%	$99,509	2.0%	$86,664	2.1%
Commission expenses (a)	56,368	3.1	55,455	3.8	159,791	3.2	156,930	3.9
General and administrative expenses	71,859	3.9	60,110	4.1	215,032	4.4	167,851	4.2
Total	$163,238	8.9%	$144,325	9.9%	$474,332	9.6%	$411,445	10.2%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the three months ended August 31, 2022 rose 13% from the year-earlier quarter, mainly due to an increase in general and administrative expenses and marketing expenses. The year-over-year increase in general and administrative expenses primarily reflected higher costs associated with performance-based employee compensation plans, as well as expenses incurred to support current operations and expected community count growth. Marketing expenses for the three months ended August 31, 2022 increased from the year-earlier period mainly due to higher advertising costs to support our larger average community count. As a percentage of housing revenues, our selling, general and administrative expenses for the 2022 third quarter improved 100 basis points, largely reflecting lower external sales commission rates and increased operating leverage due to our higher housing revenues as compared to the year-earlier quarter, partly offset by the above-mentioned higher expenses.
For the nine months ended August 31, 2022, selling, general and administrative expenses increased 15% year over year, mainly due to the reasons described above with respect to the three months ended August 31, 2022. In addition, general and administrative expenses in the year-earlier period benefited from a $4.3 million ERC, which is described in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements in this report. As a percentage of housing revenues, selling, general and administrative expenses for the nine months ended August 31, 2022 improved 60 basis points to 9.6%, mainly due to the reasons described above with respect to the three months ended August 31, 2022, partly offset by the impact of the ERC in the year-earlier period.
Interest Income/Expense. Interest income, which is generated from short-term investments, was nominal for the three months ended August 31, 2022 and 2021. For the nine-month period ended August 31, 2022, interest income was nominal, compared to $1.0 million in 2021. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and nine-month periods ended August 31, 2022 and 2021 was capitalized due to the average amount of our inventory qualifying for interest capitalization exceeding our average debt level for each period. As a result, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was nominal for the three-month and nine-month periods ended August 31, 2022 and 2021. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Loss on Early Extinguishment of Debt. For the three-month and nine-month periods ended August 31, 2022 and 2021, we recognized losses on the early extinguishment of debt of $3.6 million and $5.1 million, respectively. The loss for the three months and nine months ended August 31, 2022 was associated with our retirement of $350.0 million in aggregate principal amount of our 7.50% Senior Notes due 2022 before their maturity date, by redemption pursuant to the optional redemption terms specified for such notes. The loss on early extinguishment of debt for the three-month and nine-month periods ended August 31, 2021 was associated with our purchase, pursuant to a tender offer, of $269.8 million in aggregate principal amount of senior notes before their maturity date. Further information regarding these transactions is provided in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.

Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information concerning our net orders, cancellation rates, ending backlog and community count (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Net orders	2,040	4,085	10,164	12,677
Net order value (a)	$978,969	$2,009,192	$5,257,457	$5,915,097
Cancellation rates (b)	35%	9%	19%	10%
Ending backlog — homes	10,756	10,694	10,756	10,694
Ending backlog — value	$5,261,314	$4,842,467	$5,261,314	$4,842,467
Ending community count	227	210	227	210
Average community count	221	205	217	214
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
Net Orders. Reflecting the decline in housing market demand in the 2022 third quarter stemming from the factors described above under “Overview,” net orders from our homebuilding operations for the three months ended August 31, 2022 declined 50% year over year with the pace of monthly net orders per community slowing to 3.1, compared to 6.6 in the year-earlier period. The value of our net orders declined 51% year over year, reflecting the overall decrease in our net orders as well as the impact of current-quarter selling price adjustments made to homes in backlog. Both net orders and net order values were down on a year-over-year basis in each of our four homebuilding reporting segments.
Our cancellation rate as a percentage of gross orders for the three months ended August 31, 2022 rose from the year-earlier period and is higher than our typical historical levels, reflecting both the recent softening in housing market demand and the strong demand levels we experienced in 2021.
Backlog. The number of homes in our backlog at August 31, 2022 increased slightly from August 31, 2021, reflecting our substantially higher backlog at the beginning of the quarter, partly offset by the year-over-year decrease in our net orders for the three months ended August 31, 2022. The potential future housing revenues in our backlog at August 31, 2022 grew 9% from August 31, 2021 primarily due to an 8% increase in the overall average selling price of the homes in backlog. The overall growth in our backlog value reflected increases of 54% in our Southeast homebuilding reporting segment, 24% in our Central segment and 5% in our Southwest segment, partially offset by a decrease of 18% in our West Coast segment.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our ending and average community counts for the 2022 third quarter each increased 8% from the year-earlier period primarily reflecting new community openings and fewer communities selling out during the three months ended August 31, 2022. While we made substantial investments in land acquisition and land development in the first nine months of 2022, as we did in 2021, to support future community count growth, we pivoted our land investment strategy in the 2022 third quarter in response to the recent softening in housing market demand. Therefore, we reduced our land acquisition spending and increased our focus on developing land positions we already own or control to continue to drive new community openings, as discussed below under “Liquidity and Capital Resources.”
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2022	2021	2022	2021	2022	2021
West Coast	1,156	1,035	520	1,078	37%	10%
Southwest	737	626	430	818	22	7
Central	1,072	1,174	573	1,382	45	11
Southeast	650	590	517	807	28	7
Total	3,615	3,425	2,040	4,085	35%	9%

	Net Order Value			Average Community Count
Segment	2022	2021	Variance	2022	2021	Variance
West Coast	$317,329	$785,430	(60)%	66	56	18%
Southwest	191,868	350,806	(45)	40	36	11
Central	272,288	575,737	(53)	76	73	4
Southeast	197,484	297,219	(34)	39	40	(3)
Total	$978,969	$2,009,192	(51)%	221	205	8%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2022	2021	2022	2021	2022	2021
West Coast	3,099	2,925	2,702	3,538	19%	9%
Southwest	1,938	1,875	1,897	2,609	13	7
Central	3,142	3,417	3,317	4,272	24	11
Southeast	1,773	1,576	2,248	2,258	17	10
Total	9,952	9,793	10,164	12,677	19%	10%

	Net Order Value			Average Community Count
Segment	2022	2021	Variance	2022	2021	Variance
West Coast	$2,007,677	$2,502,397	(20)%	62	60	3%
Southwest	860,677	1,059,425	(19)	37	36	3
Central	1,472,381	1,592,424	(8)	75	78	(4)
Southeast	916,722	760,851	20	43	40	8
Total	$5,257,457	$5,915,097	(11)%	217	214	1%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2022	2021	Variance	2022	2021	Variance
West Coast	2,044	2,637	(22)%	$1,523,092	$1,851,237	(18)%
Southwest	2,153	2,255	(5)	948,761	902,451	5
Central	4,086	3,892	5	1,789,006	1,440,443	24
Southeast	2,473	1,910	29	1,000,455	648,336	54
Total	10,756	10,694	1%	$5,261,314	$4,842,467	9%

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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $42.9 million in each of the three-month periods ended August 31, 2022 and 2021. For the nine months ended August 31, 2022, Corporate and other had operating losses of $120.9 million, compared to $111.2 million for the corresponding year-earlier period. The year-over-year increase for the nine-month period ended August 31, 2022 reflected higher selling, general and administrative expenses, mainly due to higher costs associated with performance-based employee compensation plans, as well as expenses incurred to support current operations and expected community count growth.
The financial results of our homebuilding reporting segments for the three-month and nine-month periods ended August 31, 2022 were favorably impacted by year-over-year increases in the average selling prices of homes delivered that reflected the favorable pricing and housing supply/demand environment in prior periods when most buyers contracted to purchase the homes delivered, as well as product and geographic mix shifts of homes delivered. The segment financial results for three-month and nine-month periods ended August 31, 2022 were negatively affected by building material cost pressures, as well as the supply chain disruptions and other production-related challenges, as described above under “Overview.”
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2022	2021	Variance		2022	2021	Variance
Revenues	$829,405	$663,563	25%		$2,249,496	$1,803,769	25%
Construction and land costs	(614,462)	(530,103)	(16)		(1,697,636)	(1,458,434)	(16)
Selling, general and administrative expenses	(43,847)	(40,050)	(9)		(133,096)	(117,056)	(14)
Operating income	$171,096	$93,410	83%		$418,764	$228,279	83%

Homes delivered	1,156	1,035	12%		3,099	2,925	6%
Average selling price	$717,500	$641,100	12%		$725,900	$616,700	18%
Operating income as a percentage of revenues	20.6%	14.1%	650	bps	18.6%	12.7%	590	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2022 grew year over year due to increases in both the number of homes delivered and the average selling price of those homes. Operating income for the three months and nine months ended August 31, 2022 grew from the corresponding year-earlier periods, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses and a $2.6 million land sale loss, which was comprised solely of an inventory impairment charge related to a parcel of land previously held for future development that we plan to sell. Operating income as a percentage of revenues for the 2022 third quarter increased from the year-earlier quarter, primarily due to a 610 basis-point expansion in the housing gross profit margin to 26.2% and a 70 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 5.3%. For the nine months ended August 31, 2022, operating income as a percentage of revenues expanded from the corresponding 2021 period, primarily due to a 550 basis-point increase in the housing gross profit margin to 24.6% and a 60 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 5.9%.

The year-over-year increases in the housing gross profit margins for the three-month and nine-month periods ended August 31, 2022 were largely driven by the favorable pricing and housing supply/demand environment in prior periods when most buyers contracted to purchase the homes delivered, and lower relative amortization of previously capitalized interest. In addition, the housing gross profit margin for the three months ended August 31, 2022 included $1.9 million of inventory-related charges, compared to $6.5 million in the year-earlier quarter. The housing gross profit margin for the nine months ended August 31, 2022 included $2.1 million of inventory-related charges, compared to $10.4 million of such charges in the year-earlier period. The improvement in selling, general and administrative expenses as a percentage of housing revenues for these same periods mainly reflected lower external sales commission rates and increased operating leverage from higher housing revenues.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2022	2021	Variance		2022	2021	Variance
Revenues	$321,808	$234,933	37%		$822,499	$680,679	21%
Construction and land costs	(221,634)	(171,910)	(29)		(582,531)	(500,512)	(16)
Selling, general and administrative expenses	(22,764)	(16,983)	(34)		(61,852)	(51,952)	(19)
Operating income	$77,410	$46,040	68%		$178,116	$128,215	39%

Homes delivered	737	626	18%		1,938	1,875	3%
Average selling price	$436,600	$375,300	16%		$424,400	$363,000	17%
Operating income as a percentage of revenues	24.1%	19.6%	450	bps	21.7%	18.8%	290	bps
The year-over-year growth in this segment’s revenues for the three-month and nine-month periods ended August 31, 2022 reflected an increase in both the number of homes delivered and the overall average selling price of those homes. Operating income for the three months and nine months ended August 31, 2022 increased from the corresponding 2021 periods, primarily due to higher housing gross profits, partially offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the three-month period ended August 31, 2022 improved from the year-earlier period largely due to a 440 basis-point expansion in the housing gross profit margin to 31.2% and a 10 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.1%. For the nine months ended August 31, 2022, operating income as a percentage of revenues expanded from the corresponding 2021 period, primarily due to a 270 basis-point increase in the housing gross profit margin to 29.2% and a 10 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.5%. The year-over-year increases in the housing gross profit margins for the three-month and nine-month periods ended August 31, 2022 primarily reflected the favorable pricing and housing supply/demand environment in prior periods when most buyers contracted to purchase the homes delivered in these periods, and lower relative amortization of previously capitalized interest, partly offset by higher construction and land costs and increased expenses to support current operations and expected community count growth.
Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2022	2021	Variance		2022	2021	Variance
Revenues	$443,581	$384,532	15%		$1,231,949	$1,084,795	14%
Construction and land costs	(330,269)	(301,039)	(10)		(945,602)	(840,904)	(12)
Selling, general and administrative expenses	(34,056)	(30,118)	(13)		(102,775)	(93,242)	(10)
Operating income	$79,256	$53,375	48%		$183,572	$150,649	22%

Homes delivered	1,072	1,174	(9)%		3,142	3,417	(8)%
Average selling price	$413,800	$327,500	26%		$392,100	$317,500	23%
Operating income as a percentage of revenues	17.9%	13.9%	400	bps	14.9%	13.9%	100	bps

This segment’s revenues for the three-month and nine-month periods ended August 31, 2022 grew from the corresponding year-earlier periods due to an increase in the average selling price of homes delivered, partly offset by a decrease in the number of homes delivered. Operating income for the three-month and nine-month periods ended August 31, 2022 increased from the corresponding year-earlier periods mainly due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. For the three months ended August 31, 2022, this segment’s operating income as a percentage of revenues increased from the year-earlier period primarily due to a 380 basis-point increase in the housing gross profit margin to 25.5% and a 20 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.7%. For the nine months ended August 31, 2022, operating income as a percentage of revenues increased from the year-earlier period due to a 70 basis-point increase in the housing gross profit margin to 23.2%, and a 30 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.3%. The year-over-year increase in the housing gross profit margin for the three-month and nine-month periods ended August 31, 2022 reflected the favorable pricing and housing supply/demand environment in prior periods when most buyers contracted to purchase the homes delivered in these periods, and lower relative amortization of previously capitalized interest.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2022	2021	Variance		2022	2021	Variance
Revenues	$244,094	$178,868	36%		$643,924	$466,696	38%
Construction and land costs	(181,843)	(142,153)	(28)		(482,978)	(371,693)	(30)
Selling, general and administrative expenses	(22,049)	(16,736)	(32)		(61,415)	(44,047)	(39)
Operating income	$40,202	$19,979	101%		$99,531	$50,956	95%

Homes delivered	650	590	10%		1,773	1,576	13%
Average selling price	$375,500	$302,700	24%		$363,200	$295,600	23%
Operating income as a percentage of revenues	16.5%	11.2%	530	bps	15.5%	10.9%	460	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2022 were generated solely from housing operations. For the three months and nine months ended August 31, 2021, revenues were generated from both housing operations and nominal land sales. Housing revenues for the 2022 third quarter increased 37% year over year from $178.6 million. Housing revenues for the nine months ended August 31, 2022 grew 38% year over year from $465.8 million. The housing revenue expansion for the three-month and nine-month periods ended August 31, 2022 resulted from growth in the number of homes delivered and an increase in the overall average selling price of those homes.
Operating income for the three-month and nine-month periods ended August 31, 2022 increased from the corresponding year-earlier periods, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the 2022 third quarter rose from the year-earlier period mainly due to a 500 basis-point increase in the housing gross profit margin to 25.5% that primarily reflected the favorable pricing and housing supply/demand environment in prior periods when most buyers contracted to purchase the homes delivered, a shift in geographic mix, and lower relative amortization of previously capitalized interest and sales incentives. Selling, general and administrative expenses as a percentage of housing revenues for the three months ended August 31, 2022 improved 40 basis points from the year-earlier period to 9.0%. For the nine months ended August 31, 2022, operating income as a percentage of revenues expanded from the year-earlier period, primarily reflecting a 460 basis-point increase in the housing gross profit margin to 25.0% mainly due to the reasons described above for the three months ended August 31, 2022. Selling, general and administrative expenses as a percentage of housing revenues for the nine months ended August 31, 2022 was flat at 9.5%.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Revenues	$6,007	$5,206	$15,878	$13,793
Expenses	(1,510)	(1,234)	(4,219)	(3,687)
Equity in income of unconsolidated joint ventures	128	5,409	20,083	18,423
Pretax income	$4,625	$9,381	$31,742	$28,529

Total originations (a):
Loans	2,112	2,340	5,947	6,769
Principal	$848,954	$835,712	$2,340,439	$2,357,151
Percentage of homebuyers using KBHS	69%	76%	69%	76%
Average FICO score	734	731	733	728

Loans sold (a):
Loans sold to Stearns/GR Alliance	2,107	2,087	5,464	5,772
Principal	$850,740	$747,936	$2,180,537	$2,013,617
Loans sold to third parties	141	269	758	905
Principal	$47,554	$91,053	$249,554	$300,277
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months and nine months ended August 31, 2022 grew from the corresponding 2021 periods due to increases in both title services revenues and insurance commissions.
Pretax income. Financial services pretax income for the three months ended August 31, 2022 declined 51% from the year-earlier period, mainly due to a decrease in our equity in income of unconsolidated joint ventures. In the 2022 third quarter, the equity in income of our unconsolidated joint venture, KBHS, was nominal, compared to $5.4 million in the year-earlier quarter, primarily due to a $6.3 million loss in the fair value of IRLCs in the current quarter. This loss mainly reflected a lower number of IRLCs at August 31, 2022 compared to May 31, 2022 largely due to a greater number of customers electing to lock their mortgage interest rates in the 2022 second quarter, as described further below. This impact was partially offset by a higher principal amount of loan originations mainly due to a 19% increase in the average selling price of homes delivered, partly offset by a decrease in the percentage of homebuyers using KBHS.
For the nine months ended August 31, 2022, our financial services pretax income increased 11% from the corresponding 2021 period, primarily due to a 9% increase in the equity in income of our unconsolidated joint venture, KBHS. The increase in the equity in income of KBHS primarily reflected a $27.1 million gain resulting from the substantial increase in the fair value of IRLCs within the joint venture as a greater number of customers elected to lock their mortgage interest rates and for relatively extended periods in the 2022 second quarter, aligned with their expected home delivery date, due to the sharp rise in such rates during that period. KBHS’ accounting for these IRLCs had a favorable pull-forward effect on its earnings for the nine months ended August 31, 2022, primarily in the second quarter, shifting some of our expected equity in income of KBHS from the 2022 fourth quarter to the nine months ended August 31, 2022. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Income tax expense	$70,900	$24,100	$186,900	$80,900
Effective tax rate	21.7%	13.8%	23.7%	17.2%
Our effective tax rate for the three months ended August 31, 2022 increased from the year-earlier period, primarily due to a $6.2 million decrease in the federal tax credits we recognized primarily from building energy-efficient homes. For the nine months ended August 31, 2022, our effective tax rate increased from the year-earlier period, mainly due to a $22.9 million decrease in the federal tax credits we recognized primarily from building energy-efficient homes, a $1.7 million decrease in excess tax benefits related to stock-based compensation, and a $1.0 million increase in non-deductible executive compensation expense. The year-over-year decreases in tax credits for the three months and nine months ended August 31, 2022 were due to the corresponding 2021 periods including the impact of tax credits related to homes delivered in certain previous years.
On August 16, 2022, the IRA was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases after December 31, 2022. If applicable, the corporate alternative minimum tax will not be effective for us until our fiscal year ending November 30, 2024. The IRA also extends the federal tax credit for building new energy-efficient homes for homes delivered from January 1, 2022 (retroactively) through December 31, 2032, as well as modifies and increases it starting in 2023. Previously, the federal tax credit expired for homes delivered after December 31, 2021. The federal energy tax credits we recognized in the three-month and nine-month periods ended August 31, 2022 reflected the impact of the recent extension under the IRA. We are currently evaluating the other potential effects of the IRA on our consolidated financial statements.
In June 2020, California enacted tax legislation that approved the suspension of California NOL deductions for tax years 2020, 2021 and 2022. On February 9, 2022, California enacted legislation restoring the NOL deduction for tax years beginning on or after January 1, 2022, which would be effective for our 2023 fiscal year. Although the suspension of California NOL deductions did not have an impact on our income tax expense for the three months and nine months ended August 31, 2022, it contributed to the year-over-year increase in the amount of taxes we paid in the period.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Housing revenues	$1,838,888	$1,461,648	$4,947,868	$4,035,033
Housing construction and land costs	(1,347,999)	(1,147,448)	(3,711,863)	(3,176,643)
Housing gross profits	490,889	314,200	1,236,005	858,390
Add: Inventory-related charges (a)	5,923	6,701	6,830	11,222
Adjusted housing gross profits	$496,812	$320,901	$1,242,835	$869,612

Housing gross profit margin as a percentage of housing revenues	26.7%	21.5%	25.0%	21.3%
Adjusted housing gross profit margin as a percentage of housing revenues	27.0%	22.0%	25.1%	21.6%
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
•repayments of borrowings under the Credit Facility; and
•dividends paid to stockholders and repurchases of our common stock.
We ended the 2022 third quarter with total liquidity of $928.8 million, including cash and cash equivalents and $733.4 million of available capacity under the Credit Facility. Based on our financial position as of August 31, 2022, and our business forecast for the remainder of 2022 as discussed below under “Outlook,” we have no material concerns related to our liquidity. While the recent softening in homebuyer demand indicates potential liquidity risks, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility and the Term Loan will be sufficient to fund our anticipated operating and land-related investment needs, as well as our upcoming debt maturities, for at least the next 12 months. As disclosed in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report, on June 22, 2022, we completed the underwritten public offering of $350.0 million in aggregate principal amount of 7.25% Senior Notes due 2030 at 100% of their aggregate principal amount. On July 7, 2022, we used the net proceeds from the issuance of the 7.25% Senior Notes due 2030, together with cash on hand, to retire our outstanding $350.0 million in aggregate principal amount of 7.50% Senior Notes due 2022 before their September 15, 2022 maturity date, by redemption pursuant to the optional redemption terms specified for such notes.
Cash Requirements. There have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2021.
Investments in Land and Land Development. Our investments in land and land development for the three months ended August 31, 2022 decreased 29% to $556.0 million, compared to $779.3 million for the year-earlier period, primarily due to a strategic reduction in land acquisitions. In the three months ended August 31, 2022, our land acquisitions decreased 71% to $135.3 million from $467.4 million, reflecting a pivot in our land investment strategy in response to the recent softening in housing market demand, deciding to focus more on developing land positions we already own or control under land option contracts and other similar contracts to continue to drive new community openings. For the nine months ended August 31, 2022, our investments in land and land development increased 3% to $1.96 billion, compared to $1.91 billion for the year-earlier period. Approximately 39% of our total investments for the nine months ended August 31, 2022 related to land acquisition, compared to approximately 52% in the prior-year period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the nine months ended August 31, 2022 and 2021, approximately 51% and 52%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards to support home delivery and revenue growth in the 2022 fourth quarter and beyond.

The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	August 31, 2022		November 30, 2021		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	22,356	$2,584,610	23,539	$2,300,096	(1,183)	$284,514
Southwest	9,874	998,239	12,339	875,438	(2,465)	122,801
Central	27,203	1,296,516	28,961	995,811	(1,758)	300,705
Southeast	19,665	857,337	21,929	631,484	(2,264)	225,853
Total	79,098	$5,736,702	86,768	$4,802,829	(7,670)	$933,873
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at August 31, 2022 increased from November 30, 2021, primarily due to our investments in land and land development in the nine months ended August 31, 2022 and an increase in the number of homes under construction. The number of lots we owned or controlled under land option contracts and other similar contracts at August 31, 2022 decreased from November 30, 2021, reflecting the recent above-mentioned pivot in our land investment strategy and our abandonment of 8,761 previously controlled lots in the 2022 third quarter. The number of lots in inventory as of August 31, 2022 included 7,935 lots under contract where the associated deposits were refundable at our discretion, compared to 12,434 of such lots at November 30, 2021. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 35% at August 31, 2022, compared to 44% at November 30, 2021. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at August 31, 2022, we estimate the remaining purchase price to be paid would be as follows: 2022 – $302.2 million; 2023 – $720.5 million; 2024 – $300.3 million; 2025 – $66.9 million; 2026 – $84.5 million; and thereafter – $0.
Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	August 31, 2022	November 30, 2021
Cash and cash equivalents	$195,402	$290,764
Credit Facility commitment	1,090,000	800,000
Borrowings outstanding under the Credit Facility	(350,000)	—
Letters of credit outstanding under the Credit Facility	(6,650)	(8,618)
Credit Facility availability	733,350	791,382
Total liquidity	$928,752	$1,082,146
The majority of our cash equivalents at August 31, 2022 and November 30, 2021 were invested in interest-bearing bank deposit accounts.

Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2022	November 30, 2021	Variance
Credit Facility	$350,000	$—	$350,000
Mortgages and land contracts due to land sellers and other loans	4,927	5,327	(400)
Senior notes	1,676,265	1,679,700	(3,435)
Total	$2,031,192	$1,685,027	$346,165
Our financial leverage, as measured by the ratio of debt to capital, was 36.8% at August 31, 2022, compared to 35.8% at November 30, 2021. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain an LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of August 31, 2022 and November 30, 2021, we had letters of credit outstanding under the LOC Facility of $36.4 million and $34.6 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.26 billion and $1.11 billion of performance bonds outstanding at August 31, 2022 and November 30, 2021, respectively.
Unsecured Revolving Credit Facility. On February 18, 2022, we entered into an amendment to our Credit Facility that increased its borrowing capacity from $800.0 million to $1.09 billion and extended its maturity from October 7, 2023 to February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2022, we had $350.0 million of cash borrowings and $6.7 million of letters of credit outstanding under the Credit Facility, with the outstanding borrowings reflecting a focus to operate with a more efficient cash balance as we continue to drive returns-focused growth. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2022:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.39 billion	$3.45 billion
Leverage Ratio	<	.600	.372
Interest Coverage Ratio (a)	>	1.500	10.126
Minimum liquidity (a)	>	$117.5 million	$(154.6) million
Investments in joint ventures and non-guarantor subsidiaries	<	$795.2 million	$282.9 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.44 billion
(a)    Under the terms of the Credit Facility and the Term Loan, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity.
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
As of August 31, 2022, we were in compliance with our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit, our ability to access the Term Loan for cash borrowings and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility and the Term Loan, which would restrict our payment of certain dividends, such as cash dividends on our common stock, if a default under the Credit Facility or the Term Loan exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2022, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $4.9 million, secured primarily by the underlying property, which had an aggregate carrying value of $33.7 million.
Senior Unsecured Term Loan. On August 25, 2022, we entered into the Term Loan with the lenders party thereto, pursuant to which the lenders have committed to lend us up to $310.0 million. Under certain circumstances, the aggregate commitment under the Term Loan may be increased to up to $400.0 million, provided additional lender commitments we are pursuing are obtained. We may draw up to the committed amount at any time through November 23, 2022, subject to certain conditions. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). As of August 31, 2022, we had not drawn under the Term Loan. The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
We intend to use the proceeds from the Term Loan toward the redemption of our outstanding $350.0 million in aggregate principal amount of 7.625% senior notes due May 15, 2023, which may be called at par, plus accrued and unpaid interest thereon, six months prior to that date. After retiring these senior notes, our next senior note maturity will be June 15, 2027.
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

Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(223,999)	$(180,225)
Investing activities	(54,120)	(26,552)
Financing activities	183,240	(124,407)
Net decrease in cash and cash equivalents	$(94,879)	$(331,184)
Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash used in operating activities for the nine months ended August 31, 2022 mainly reflected a net increase in inventories of $954.2 million and a net increase in receivables of $40.5 million, partly offset by net income of $600.3 million and a net increase in accounts payable, accrued expenses and other liabilities of $94.7 million. In the nine months ended August 31, 2021, our net cash used in operating activities mainly reflected a net increase in inventories of $760.4 million and a net increase in receivables of $22.5 million, partly offset by net income of $390.5 million and a net increase in accounts payable, accrued expenses and other liabilities of $102.1 million.
Investing Activities. In the nine months ended August 31, 2022, our uses of cash included $33.8 million for net purchases of property and equipment and $21.6 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $1.3 million return of investments in unconsolidated joint ventures. In the nine months ended August 31, 2021, the net cash used for investing activities reflected $28.2 million for net purchases of property and equipment and $11.1 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $12.7 million return of investments in unconsolidated joint ventures.
Financing Activities. In the nine months ended August 31, 2022, cash was provided by our issuance of $350.0 million in aggregate principal amount of 7.25% Senior Notes due 2030 and net borrowings under the Credit Facility of $350.0 million. The cash provided was partially offset by our repayment of $350.0 million in aggregate principal amount of our 7.50% Senior Notes due 2022, $100.0 million of stock repurchases, $39.9 million of dividend payments on our common stock, $12.2 million of tax payments associated with stock-based compensation awards, $10.7 million of issuance costs and $.4 million of payments on mortgages and land contracts due to land sellers and other loans. In the nine months ended August 31, 2021, net cash was used for our repayment of $269.8 million in aggregate principal amount of our senior notes, stock repurchases totaling $188.2 million, dividend payments on our common stock of $41.0 million, tax payments associated with stock-based compensation awards of $8.5 million, payments of issuance costs of $4.8 million and payments on mortgages and land contracts due to land sellers and other loans of $.6 million. The cash used was partially offset by cash provided from our issuance of $390.0 million in aggregate principal amount of 4.00% Senior Notes due 2031 and $3.5 million of issuances of common stock under employee stock plans.
Dividends. In the three-month periods ended August 31, 2022 and 2021, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. Quarterly dividends declared and paid during the nine-month periods ended August 31, 2022 and 2021 totaled $.45 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. In the 2022 fourth quarter, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility and the Term Loan to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities, under our current board of directors’ authorization described in Note 18 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report or otherwise, or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility, the Term Loan or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility or loan arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire. Our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions or moderated investor and/or lender interest or capacity stemming from the unfavorable industry trends described above under “Overview” or other factors, and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
Supplemental Guarantor Financial Information
As of August 31, 2022, we had $1.69 billion in aggregate principal amount of outstanding senior notes and $350.0 million of borrowings outstanding under the Credit Facility. Our obligations to pay principal, premium, if any, and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes and the Credit Facility and the Term Loan.
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
Pursuant to the terms of the indenture governing the senior notes and the terms of the Credit Facility and the Term Loan, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X using a 5% rather than a 10% threshold (provided that the assets of our Non-Guarantor subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets), it will be automatically and unconditionally released and discharged from its guaranty of the senior notes, the Credit Facility and the Term Loan so long as all guarantees by such Guarantor Subsidiary of any other of our or our subsidiaries’ indebtedness are terminated at or prior to the time of such release.
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

	August 31, 2022	November 30, 2021
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$168,105	$250,118
Inventories	5,168,144	4,425,531
Amounts due from Non-Guarantor Subsidiaries	498,651	323,549
Total assets	6,468,729	5,581,883

Liabilities and Stockholders’ Equity
Notes payable	$2,028,682	$1,682,517
Amounts due to Non-Guarantor Subsidiaries	275,444	254,717
Total liabilities	3,214,493	2,755,817
Stockholders’ equity	3,254,236	2,826,066

Nine Months Ended August 31, 2022
Summarized Statement of Operations Data (in thousands)
Revenues	$4,680,364
Construction and land costs	(3,494,062)
Selling, general and administrative expenses	(458,567)
Interest income from non-guarantor subsidiary	17,606
Pretax income	741,945
Net income	565,545
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2022 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2021.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
Outlook
We believe several long-term housing market fundamental factors remain positive, including favorable demographics, a housing supply-demand imbalance resulting from a decade-plus underproduction of new homes in relation to population growth, and low resale home inventory. However, the combination of sharply higher mortgage interest rates since early 2022, several years of rising housing prices, elevated inflation and various other macroeconomic and geopolitical concerns, is moderating housing demand and expected to continue in the 2022 fourth quarter and into 2023, with lower net orders and higher cancellation rates anticipated for these same periods as compared to the corresponding year-earlier periods. Reduced demand from these affordability pressures and consumer uncertainty could also heighten what has historically been our seasonal fourth quarter decrease in net orders. Given current conditions, we plan to continue to monitor market dynamics and individual community performance and adjust selling prices as necessary to balance between preserving our backlog and achieving the applicable minimum absorption rates to optimize each asset. We also expect to continue at a lower level of land acquisition spending for an extended period. Yet, we believe the ability of our differentiating, highly customer-centric Built-to-Order business model to effectively meet evolving consumer preferences and budgets, and our operational capabilities will assist us in navigating the changing market conditions and help drive growth in revenues and operating margin in the 2022 fourth quarter, as compared to the corresponding 2021 period, subject to the factors and risks described in this report. Based on the foregoing, our present outlook for the 2022 fourth quarter and full year is as follows:
2022 Fourth Quarter
•We expect to generate housing revenues in the range of $1.95 billion to $2.05 billion, an increase from $1.66 billion in the corresponding 2021 period, and anticipate our average selling price to be approximately $503,000, compared to $451,100 in the year-earlier period, a 12% increase year over year.
•We expect our homebuilding operating income margin will be approximately 16.7%, assuming no inventory-related charges, up from 12.9% for the year-earlier quarter.
•We expect our housing gross profit margin will be in the range of 25.0% to 26.0%, assuming no inventory-related charges, compared to 22.4% for the corresponding 2021 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 8.8%, compared to 9.8% in the 2021 fourth quarter.
•We expect our effective tax rate will be approximately 24%. The effective tax rate for the year-earlier quarter was approximately 22%.

•We expect our ending community count will be in the range of 235 to 250, which, at the mid-point of the range, would result in a 12% year-over-year increase in the average community count.
2022 Full Year
•We expect our housing revenues to be in the range of $6.90 billion to $7.00 billion, an increase of 22% at the mid-point of the range, from $5.69 billion in 2021, and anticipate our average selling price to be approximately $500,000, an increase of 18% from 2021.
•We expect our homebuilding operating income margin to be in the range of 15.7% to 16.0%, assuming no inventory-related charges, compared to 11.8% for 2021.
•We expect our housing gross profit margin to be in the range of 25.1% to 25.4%, assuming no inventory-related charges, compared to 21.8% for 2021.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 9.4%, compared to 10.1% in the prior year.
•We expect the effective tax rate will be approximately 24%. The effective tax rate for 2021 was approximately 19%.
•We expect our return on equity of approximately 26%, an improvement of more than 600 basis points compared to 19.9% for 2021.
Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly regarding housing and mortgage loan financing policies). The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during the first nine months of 2022 to moderate persistent U.S. inflation, and the further actions it has stated it intends to take, are expected to be an ongoing headwind for the housing market in the 2022 fourth quarter and beyond, as they have elevated mortgage loan interest rates, and created macroeconomic uncertainty and volatility across financial markets. In addition, we and other residential construction firms continue to experience services and supply constraints and rising and volatile raw material prices. Although we continue to work with our suppliers and trade partners to resolve these land development and home construction issues, and are seeking to reduce our build costs where possible, we believe they will generally persist in the fourth quarter and into 2023. Prolonged supply chain disruptions and other production-related challenges, as described above under “Overview,” could extend our construction cycle times, delay our new community openings and intensify construction-related cost pressures beyond our experience in the first nine months of 2022. In addition, as noted above, consumer demand for our homes, as reflected in our net orders and backlog, and our ability to grow our scale, revenues and returns in the 2022 fourth quarter and 2023 could be materially and negatively affected by the above-described monetary policy impacts or other factors that curtail mortgage loan availability, employment or income growth or consumer confidence in the U.S. or in our served markets. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the first nine months of 2022, should not be considered indicative of our future results on any metric or set of metrics.
Forward-Looking Statements
Investors are cautioned that certain statements contained in this report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts, stockholders and others during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “hope,” and similar expressions constitute forward-looking statements. In addition, any statements that we may make or provide concerning future financial or operating performance (including without limitation future revenues, community count, homes delivered, net orders, selling prices, sales pace per new community, expenses, expense ratios, housing gross profits, housing gross profit margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of our backlog (including amounts that we expect to realize upon delivery of homes included in our backlog and the timing of those deliveries), the value of our net orders, potential future asset acquisitions and the impact of completed acquisitions, future share issuances or repurchases, future debt issuances, repurchases or redemptions and other possible future actions are also forward-looking statements as defined by the Act. Forward-looking statements are based on our current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements. If we update or revise any such statement(s), no assumption should be made that we will further update or revise that statement(s) or update or revise any other such statement(s). In addition, forward-looking and other statements in this report and in other public or oral disclosures that express or contain opinions, views or assumptions about market or economic conditions; the success, performance, effectiveness and/or relative positioning of our strategies, initiatives or operational activities; and other matters, may be based in whole or in part on general observations of our management, limited or anecdotal evidence and/or business or industry experience without in-depth or any particular empirical investigation, inquiry or analysis.
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
•material and trade costs and availability, including building materials and appliances, and delays related to state and municipal construction, permitting, inspection and utility processes, which have been disrupted by key equipment shortages;
•consumer and producer price inflation;
•changes in interest rates, including those set by the Federal Reserve, which the Federal Reserve has increased sharply in the past few quarters and signaled an intention to aggressively further increase this year and potentially beyond to moderate inflation, available in the capital markets or from financial institutions and other lenders, and applicable to mortgage loans;
•our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;
•our compliance with the terms of the Credit Facility and the Term Loan;
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

The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of debt obligations as of August 31, 2022 (dollars in thousands):

	As of August 31, 2022 and for the Years Ending November 30,							Fair Value at August 31, 2022
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt
Fixed Rate	$—	$350,000	$—	$—	$—	$1,340,000	$1,690,000	$1,547,375
Weighted Average Effective Interest Rate	—%	7.5%	—%	—%	—%	5.9%	6.2%
Variable rate (a)	$350,000	$—	$—	$—	$—	$—	$350,000	$350,000
Weighted Average Effective Interest Rate	3.8%	—%	—%	—%	—%	—%	3.8%

(a) The interest rate for our variable rate debt, which is comprised of borrowings outstanding under our Credit Facility, represents the weighted average interest rate in effect at August 31, 2022. Based upon the amount of variable rate debt outstanding at August 31, 2022, and holding the variable rate debt balance constant, each 100 basis-point increase in interest rates would increase the interest we incur by approximately $4.0 million per year.

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

Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2022.
We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. While the new ERP system has become an increasing component of our business as more of our operating divisions transition to it, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Accordingly, we continue to rely upon a combination of our existing and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended August 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs ($000’s)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs ($000’s) (a)
June 1-30	—	—	—	$250,000
July 1-31	1,581,504	$31.62	$50,000	200,000
August 1-31	—	—	—	200,000
Total	1,581,504	$31.62	$50,000

(a)     As of November 30, 2021, we had 331,400 shares authorized for repurchase under a share repurchase program approved by our board of directors in July 2021. On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock. This authorization replaced the prior board of directors authorization, as discussed in Note 18 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report. In the 2022 third quarter, we purchased 1,581,504 shares of our common stock pursuant to this authorization at a total cost of $50.0 million, bringing our total repurchases in 2022 to 3,101,150 shares at total cost of $100.0 million. As of August 31, 2022, we were authorized to repurchase up to $200.0 million of common stock.
Item 6.Exhibits

Exhibits

10.34	Term Loan Agreement, dated as of August 25, 2022, among us, the banks party thereto, Wells Fargo Bank, National Association, as Administrative Agent.
22	List of Guarantor Subsidiaries, filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2021 (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB HOME Registrant

Dated	October 7, 2022	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 7, 2022	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)