Form 10-K
period 2022-11-30
KB HOME
filed 2023-01-20
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on May 31, 2022 was $3,237,609,721, including 6,705,247 shares held by the registrant’s grantor stock ownership trust and excluding 6,840,184 shares held in treasury.
There were 83,990,399 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2022. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2022

PART I

Item 1.BUSINESS
General
KB Home is one of the largest and most recognized homebuilding companies in the U.S. We have been building homes for more than 65 years, with over 670,000 homes delivered since our founding in 1957. We build a variety of new homes designed primarily for first-time and first move-up, as well as second move-up and active adult homebuyers, including attached and detached single-family residential homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. Our homebuilding operations represent the majority of our business, accounting for 99.7% of our total revenues in 2022. Our financial services operations, which accounted for the remaining .3% of our total revenues in 2022, offer various insurance products to our homebuyers in the markets where we build homes and provide title services in certain of those markets. Our financial services operations also provide mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), which is an unconsolidated joint venture between us and a third party.
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
The following charts present homebuilding revenues, net income and diluted earnings per share for the years ended November 30, 2020, 2021 and 2022, and book value per share as of November 30, 2020, 2021 and 2022:

Homebuilding Revenues
($ in millions)
$6,800
$6,400
$6,000
$5,600
$5,200
$4,800
$4,400
$4,000
$3,600
$4,167.7
$5,705.0
$6,880.4
2020
2021
2022

Net Income
($ in millions)
$900
$750
$600
$450
$300
$296.2
$564.7
$816.7
2020
2021
2022

Diluted Earnings Per Share

$9.00
$8.25
$7.50
$6.75
$6.00
$5.25
$4.50
$3.75
$3.00
$2.25
$3.13
$6.01
$9.09
2020
2021
2022

Book Value Per Share
$45.00
$42.50
$40.00
$37.50
$35.00
$32.50
$30.00
$27.50
$25.00
$29.09
$34.23
$43.59
2020
2021
2022

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

KB Edge consists of the following key principles with respect to customers, land, products and operations:
•Customers. With our Built to Order® homebuying process, we provide each of our homebuyers with a highly personalized experience where they can make a wide range of structural and design choices for their future new home, as discussed further below under “Customer Obsession.” We believe this highly interactive, “customer-first” experience that puts our homebuyers firmly in control of designing the home they want based on what they value and how they want to live, at a price they can afford, gives us a meaningful and distinct competitive advantage over other homebuilders and resale and rental homes. In addition, we find our homebuyers can have a strong emotional attachment to our products prior to and after closing when they create a personalized home with the features and finishes they select.
•Land. We seek to manage our working capital and reduce our operating risks by primarily acquiring entitled land parcels within attractive submarkets identified by our market research. We typically focus on metropolitan areas with favorable long-term economic and population growth prospects that we believe have the potential to sustain a minimum of 800 homes delivered per year, and target land parcels that meet our investment return standards. Identified consumer preferences and home sales activity largely direct where our land acquisition teams search for available land. We focus on investments that provide a one- to two-year supply of land or lots per product line, per community, and individual assets that are generally between 50 to 200 lots in size. At the same time, our land investment activity shifts relative to local or national housing market environments or broader economic conditions, increasing in conjunction with strong growth, as occurred in the 2020 second half through most of the 2022 first half, and decreasing in conjunction with slower growth, as occurred in the 2022 second half, as discussed below under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. Though we evaluate new markets to enter, our primary focus is on our existing geographic footprint. We leverage the relationships we have with landowners, developers and brokers to find and acquire land parcels, and use our experience in working with municipalities to efficiently obtain development approvals.
•Products. We offer our customers a variety of homes with a standardized set of base functions and features generally priced to be affordable for those with household incomes within a range of the local area’s median level. With our Built to Order approach, our customers have the opportunity to select their lot location within a community, floor plan, elevation and structural options, each of which may be at a premium added to a home’s selling price, and to personalize their homes beyond our base offerings by adding numerous design options and upgrades available in our KB Home Design Studios. Our design studios, generally centrally located within our served markets, are a key component of our Built to Order process, with the mix of design options and upgrades we offer at each studio primarily based on the preferences identified by our market survey and purchase frequency data, as discussed further below under “Customer Obsession.” We utilize a centralized internal architectural group that designs homes to meet or exceed customers’ price-to-value expectations while being as efficient as possible to construct. To enhance the simplicity and efficiency of our products and processes, our architectural group has developed a core series of high-frequency, flexible floor plans and elevations that we can offer across many of our served markets. Our library of standardized plans allows us to effectively shift with local demand, which may include adding smaller square footage homes at communities to offer more affordable choices to buyers, and/or project site attributes, such as the size and location of developable lots. This also enables us to better understand in advance the cost to build our products and to compare and implement best land development and home construction practices across divisions and communities. We also incorporate energy-efficient features into our product designs to help lower our homebuyers’ total cost of homeownership and reduce our homes’ impact on the environment, as discussed below under “Environmental, Social and Governance.”
•Operations. In addition to differentiating us from other high-production homebuilders, our Built to Order process helps drive low-cost production. We generally commence construction of a home only after we have a signed purchase contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home, and seek to build a backlog of sold homes. To help moderate construction-related cost inflation, we, to the extent practicable, enter into fixed-price contracts with our larger trade partners and building material suppliers for specified periods of time. By maintaining a substantial backlog, along with centralized scheduling and standardized reporting processes, we have established a disciplined and scalable operational platform that helps us sustain an even-flow production of pre-sold homes. This reduces our inventory risk, promotes construction efficiencies, enhances our relationships with independent contractors and other business partners, and provides us with greater visibility and predictability on future deliveries. We have also been able to mitigate supply chain-related disruptions over the past few years, which are further discussed below, through implementing construction process workarounds, simplifying our design option and upgrade SKUs, adding new construction service providers and communicating in real-time with our supplier base to help us construct and deliver completed homes as quickly as possible.

There may be market-driven circumstances where we believe it is necessary or appropriate to temporarily deviate from certain of the above principles. These deviations may include starting construction on a small number of homes in a community before corresponding purchase contracts are signed with homebuyers to more quickly meet customer delivery expectations and generate revenues; or acquiring land parcels in peripheral neighborhoods of a core metropolitan area that otherwise fit our growth strategy and meet our investment return standards. In 2020 and 2021, our average construction cycle time lengthened and our even-flow home production process was hindered primarily due to the effects the 2019 coronavirus disease (“COVID-19”) pandemic and related control efforts had on our supply chain, which, in conjunction with high customer demand, resulted in building materials and construction services shortages, unpredictable shipment schedules and other issues. In 2022, although demand decelerated significantly in the second half, as described below under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, we continued to experience significant supply chain disruptions as well as delays with respect to state and municipal permitting, inspection and utility processes, which have been affected by key equipment shortages, as we worked to deliver our backlog. These factors impacted our operations during these years in many markets by, among other things discussed in this report, causing appreciable delays in opening new communities and delivering homes; and prompting us to revise the sequencing of construction steps from time to time, and in some cases, order items in advance of starting homes to mitigate delays. Other circumstances could arise in the future that may lead us to make specific short-term shifts from our KB Edge principles.
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
Customer Obsession. Based on more than 65 years of experience, we believe the best homes start with the people who live in them. Our customer-centric approach comes from a deep-rooted operational philosophy and company culture motivated by a paramount objective: to be the most customer-obsessed homebuilder in the world. Driven by this ambitious guidepost, our team seeks to provide a compelling, simple and personalized homebuying process distinguished by phenomenal customer service. We want our customers to know they have a real partner when buying a home with us, and to feel that once their home is built, they can see themselves in their new home. Our team members, supported through our training and development programs, are encouraged to make decisions intended to produce the best results for our customers and our organization. Our customer obsession mindset is built around the following key principles:
•Find out what customers actually want. We ascertain homebuyer product design and location preferences through surveys we conduct of recent buyers of both new and resale homes across our served markets. We also obtain data from our own homebuyers’ selections and post-sale feedback. We use this information on what matters most to homebuyers when making purchase and trade-off decisions to develop and refine our products, as well as our land acquisition targets.
We also cultivate and leverage close supplier and business partner relationships to integrate into or offer with our products architectural elements (such as flex spaces that can serve multiple purposes, quiet zones or home offices), building materials, construction techniques, structural and non-structural systems, and components and devices that are aligned with the preferences identified in our surveys and other data sources.
•Offer customers choice and control. From our synthesis of the foregoing consumer research and related activities, we give our homebuyers a wide array of choices to craft the new home that fits their particular lifestyle and priorities, including their homesite, floor plan, elevation and structural options. Our homebuyers can visit our KB Home Design Studios, where they get both advice and the opportunity to select from a broad range of included features, design options and upgrades that will help personalize their home. When customers build a new home with us, they also enjoy choosing exactly what they want and paying only for what matters most to them. This helps to meet homebuyers’ priorities at price points attainable to them.
•Create collaborative customer relationships. In our view, we are not just selling a house. We are in the business of delivering an exceptional, personalized experience that enables our customers to achieve perhaps the most meaningful purchase they will ever make and an important landmark in their life’s journey — their own home. From this perspective, we strive to form close relationships with our homebuyers. We endeavor to learn key details about what they want, their top priorities today and where they see themselves in the future, so we can co-create a home for their day-to-day lives. We support each person or family, whether it is their first time or they have already been homeowners, with a dedicated community team of sales counselors, design consultants, construction supervisors and other personnel. This team is available to guide each homebuyer through each major step of the design, construction and closing of their KB home and aims to make the process as easy and straightforward as possible.
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
We believe our approach differentiates us in the homebuilding industry and, along with our company culture that sustains it, enhances customer satisfaction. We are proud of the high levels of satisfaction our homebuyers have reported to us and outside survey firms. In 2022, we continued to be the highest-ranked national homebuilder for customer satisfaction in third-party surveys, which we believe reflects the effective dedication we have to our homebuyers.
Promotional Marketing Strategy. To emphasize the distinct combination of innovative designs, personalization, affordability and partnership we offer to our homebuyers and the importance we place on customer satisfaction, we have centered our external brand identity and messaging around Built on Relationships®. Built on Relationships also encapsulates the importance of customer, as discussed above, and other key relationships – with suppliers, trade contractors, land sellers and municipalities – to the success of our business. The key components we highlight as part of our brand identity include:
•Innovative Design. We believe we offer homebuyers product designs that distinctively blend contemporary consumer-preferred elements, such as open floor plans, flexible living spaces, indoor/outdoor flow and extra storage, as discussed above under “Customer Obsession”; quality construction standards; superior energy and water efficiency; and a healthier indoor air environment, guided by the U.S. Environmental Protection Agency (“EPA”) Indoor airPLUS standards, along with advanced technological features and devices, as compared to some other new homes and resale homes with which we compete.
•Personalization. We give our homebuyers the ability to personalize their new home from floor plans to exterior styles, and from design choices to where they live in the community. At our KB Home Design Studios, our homebuyers can get advice and have the opportunity to select from a broad range of included features, design options and upgrades that will help personalize their home.
•Affordability. We offer our customers a variety of homes with a standardized set of base functions and features generally priced to be affordable for those with household incomes within a range of the local area’s median level. In addition, in many of our communities, we can readily introduce smaller square footage floor plans to enable more customers to select and design a personalized home within their budget. Our ENERGY STAR® certified homes can provide long-term significant savings on utility bills compared to typical resale homes and to competitive new homes that are not ENERGY STAR certified.
•Partnership. Our dedicated team of sales counselors, design consultants, construction superintendents and customer service representatives, as well as KBHS loan officers, work closely with our homebuyers throughout the homebuying process.
We typically sell our homes through commissioned sales associate employees from sales offices located in or adjacent to furnished model homes in each community. We also use electronic sales capabilities and technology to give our customers a variety of convenient ways to shop for and purchase a new KB home, including, among other things:
•Offering virtual home tours and online photo galleries for prospective homebuyers;
•Providing access to interactive floor plans and homesite maps for their desired community;
•Conducting virtual appointments and tours of the model homes and design studios;
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

In addition, as part of our commitment to sustainability, which is discussed further below under “Environmental, Social and Governance,” and providing our customers a simple path to homeownership, we continue to work towards the goal of paperless homebuying. Over the past few years, we have eliminated a significant amount of paper from our home purchase contract by reducing the number of forms required to complete the process and digitizing as many of the remaining forms as possible. We plan to make additional investments in our digital sales and marketing tools in 2023.
We market our homes to prospective homebuyers and real estate brokers through a variety of media, and use data analytics to target our advertising and measure its effectiveness and efficiency in terms of generating leads and orders. In recent years and in response to the growing number of millennial and Generation Z homebuyers, we have increased our emphasis on digital marketing, through search engine marketing, interactive Internet-based applications, email, social media, our website and other evolving communication technologies. We also use print media, billboards, radio, magazine and newspaper advertising in our served markets, as necessary.
Homebuyer Profile. We focus on offering a variety of homes with a standardized set of base functions and features that are generally priced to be affordable for those with household incomes within a range of the local area’s median level in order to position our products to be attainable for the largest demand segments of the relevant submarket. Our product portfolio for customers ranges from smaller, higher density homes, with average selling prices typically suited for first-time homebuyers, to larger homes in premium locations with additional amenities and higher average selling prices that generally attract a first or second move-up homebuyer. We also offer a variety of single-story floorplans that typically appeal to an active adult homebuyer age 55 and over, as well as multi-story floorplans that attract a wide range of homebuyers. For more than a decade, first-time and first move-up homebuyers have accounted for an average of over 75% of our annual deliveries; in 2022, these homebuyers accounted for 76% of our deliveries, as shown in the following chart:

2022 Buyer Profile

53%
13%
11%
23%
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

Community Development and Land Inventory Management
Developable land for the production of homes is a core resource for our business. Based on our current strategic plans, we seek to own or control land sufficient to meet our forecasted production goals for the next four to six years. In 2023, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment return standards, though at a lower level than in the prior two years, as discussed below under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We may periodically sell certain land interests or monetize land previously held for future development to strategically balance our land portfolio in line with local or national market environments or for other reasons. We may also decide not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy.
Our community development process generally consists of four phases: land acquisition, land development into finished lots for a community (if necessary), home construction and delivery of completed homes to homebuyers. Historically, our community development process has typically ranged from 12 to 24 months in our West Coast homebuilding reporting segment, with a somewhat shorter duration in our other homebuilding reporting segments. The development process in our West Coast homebuilding reporting segment is typically longer than in our other segments due to the municipal and regulatory requirements that are generally more stringent in California. Our community development process varies based on, among other things, the extent and speed of required government approvals and utility service activations, the overall size of a particular community, the scope of necessary site preparation activities, the type of product(s) that will be offered, weather conditions, time of year, promotional marketing results, the availability of construction resources, consumer demand, local and general economic and housing market conditions, and other factors. In 2022, as noted above under “Business Strategy,” our community development timelines extended due to supply chain disruptions that, among other things, created building materials and construction services shortages and delays with respect to state and municipal permitting, inspections and utility processes. In addition, while we made substantial investments in land acquisition and land development in the 2022 first half, extending our efforts in 2020 and 2021 to expand our scale and support future community count growth, we pivoted in the 2022 third quarter in response to softening housing market conditions to emphasize developing land positions we already own or control under land option contracts and other similar contracts. As the housing market continued to slow in the 2022 fourth quarter, we decided to further reduce our land investment activity to align with our growth expectations for that period and 2023. We also modified our land development strategy, electing to build smaller phases and, in some cases, deferring the start of communities or phases to align with expected demand in certain local areas. We believe the challenging conditions we experienced in the 2022 second half will generally persist next year, as discussed below under “Outlook.”
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
As part of the decision-making process for approving a land purchase, we review extensive information about a proposed project, including past use; assessment of environmentally sensitive areas and areas that may be suitable for parks, trails, and open space preservation areas; assessment of site development required, including any work needed to comply with storm water regulations; distance to major employment and retail centers; and site design and product (home designs and specifications) plans that are consistent with our commitment to building 100% ENERGY STAR homes using 100% WaterSense® labeled fixtures, as discussed below under “Environmental, Social and Governance.”
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
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2022 and 2021:

	Homes Under Construction		Land Under Development		Land Under Option (a)		Total Land Owned or Under Option
	2022	2021	2022	2021	2022	2021	2022	2021
West Coast	1,882	2,838	11,787	10,617	5,633	10,084	19,302	23,539
Southwest	1,937	1,895	5,975	7,207	929	3,237	8,841	12,339
Central	3,659	3,194	12,256	13,082	8,086	12,685	24,001	28,961
Southeast	1,929	1,718	8,630	7,974	6,092	12,237	16,651	21,929
Total	9,407	9,645	38,648	38,880	20,740	38,243	68,795	86,768
(a)Land under option as of November 30, 2022 and 2021 includes 5,543 and 12,434 lots, respectively, under land option contracts or other similar contracts where the associated deposits were refundable at our discretion.
The following charts present the percentage of inventory lots we owned or controlled under land option contracts or other similar contracts by homebuilding reporting segment and the percentage of total lots we owned and had under option as of November 30, 2022:
Home Construction and Deliveries. Following the acquisition of land and, if necessary, the development of the land into finished lots, we typically begin constructing model homes and marketing homes for sale. To minimize the costs and risks of unsold homes in production, we generally commence construction of a home only after we have a signed purchase contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home. Other than model homes, our inventories typically do not consist of a significant number of completed unsold homes. However, cancellations of home purchase contracts prior to the delivery of the underlying homes, the construction of attached products with some unsold units, or specific marketing or other strategic considerations will result in our having some unsold completed or partially completed homes in our inventory. Although our typical cycle time from home sale to delivery has historically ranged from six to seven months, as described above, supply chain disruptions and other production-related issues extended our build times in 2022 and 2021.
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

Raw Materials. Outside of land, the principal raw materials used in our production process are concrete and forest products. Other primary materials used in home construction include drywall, and plumbing and electrical items. We source all of our building materials from third parties and seek out products that provide independent sustainability assessments. In addition, our lumber suppliers generally certify that their wood was not sourced from endangered forests or is certified by recognized programs. We attempt to enhance the efficiency of our operations by using, where practical, standardized materials that are commercially available on competitive terms from a variety of outside sources. In addition, we have national and regional purchasing programs for certain building materials, appliances, fixtures and other items that allow us to benefit from large-quantity purchase discounts and, where available, participate in outside manufacturer or supplier rebate programs. When possible, we arrange for bulk purchases of these products at favorable prices from such manufacturers and suppliers.
Backlog
Our “backlog” consists of homes that are under a purchase contract but have not yet been delivered to a homebuyer. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less home purchase contract cancellations) generated during the current period minus the number of homes delivered during the current period. Our backlog at any given time will be affected by cancellations, homes delivered and our community count. Backlog value represents potential future housing revenues from homes in backlog. Our cancellation rates and the factors affecting such rates are further discussed below under both Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.
The following charts present our ending backlog (number of homes and value) by homebuilding reporting segment as of November 30, 2021 and 2022:

Ending Backlog - Homes
West Coast
Central
Southwest
Southeast
10,544
1,998
3,911
2,194
2,441
7,662
1,694
2,989
1,692
1,287
10,500
9,000
7,500
6,000
4,500
3,000
1,500
0
2021
2022

Ending Backlog - Value
($ in millions)
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$4,951.7
$727.6
$1,548.6
$910.6
$1,764.9
$3,691.6
$700.4
$1,319.9
$748.3
$923.0
2021
2022

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
In markets experiencing extensive construction activity, including areas recovering from earthquakes, wildfires, hurricanes, flooding or other natural disasters, there can be craft and skilled trade shortages that limit independent contractors’ ability to supply construction services to us, which in turn tends to drive up our costs and/or extend our production schedules. Elevated construction activity, and reallocations of staff for public safety priorities after natural disasters or otherwise, has also contributed to measurable increases in the amount of time needed to obtain governmental approvals or utility service activations and, combined with tariffs imposed or increased by the U.S. and other governments, the cost of certain raw building materials, such as steel, lumber, drywall and concrete, or finished products. Since 2020, we have experienced intensifying building material cost pressures, particularly for lumber, and production capacity issues with some of our main product suppliers, reflecting sustained high levels of homebuilding and renovation activity combined with supply chain disruptions stemming from international and domestic COVID-19 control responses. In addition, since 2013, we have seen higher prices for desirable land amid heightened competition with homebuilders and other developers and investors (both domestic and international), particularly in the land-constrained areas where we operate. We expect these upward cost trends to continue in 2023, if and as there is greater competition for these resources across a disrupted global supply chain.
Seasonality. Our performance is affected by seasonal demand trends for housing. Traditionally, there has been more consumer demand for home purchases and we tend to generate more net orders in the spring and early summer months (corresponding to most of our second quarter and part of our third quarter) than at other times of the year. This “selling season” demand results in our typically delivering more homes and generating higher revenues from late summer through the fall months (corresponding to part of our third quarter and all of our fourth quarter). However, as illustrated in the table below, the outbreak of COVID-19 and the related COVID-19 control responses beginning in mid-March 2020 disrupted our usual seasonal patterns in 2020, with our 2020 second quarter net order activity measurably constrained followed by a significant rebound in our 2020 third and fourth quarters, resulting in a higher percentage of net orders in those quarters, compared to corresponding quarters in previous years. The seasonal pattern of our homes delivered and housing revenues in 2021 and 2022 was slightly more in line with typical historical trends, though the typical fourth quarter slowdown in net orders in 2022 was more pronounced than normal. However, we can provide no assurance whether or to what extent typical seasonal performance trends will occur in 2023, or at all.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Orders
2022	39%	36%	19%	6%
2021	26%	27%	25%	22%
2020	26%	13%	32%	29%

Homes Delivered
2022	21%	25%	26%	28%
2021	21%	26%	26%	27%
2020	26%	23%	24%	27%

Housing Revenues
2022	20%	25%	27%	28%
2021	20%	25%	26%	29%
2020	26%	22%	23%	29%

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
Human Capital Resources
At November 30, 2022 and 2021, we had approximately 2,366, and 2,244 full-time employees, respectively. None of our employees are represented by a collective bargaining agreement. For fiscal 2022, our turnover rate was 21%, made up of 19% voluntary turnover and 2% involuntary turnover. For fiscal 2021, our turnover rate was 16%, made up of 15% voluntary turnover and 1% involuntary turnover. We believe these rates are reasonable for our industry and market conditions at the time.
Our Culture. In order to achieve our strategic goals, it is essential for us to attract, promote and retain qualified personnel, particularly the local division leaders who manage our businesses in our served markets and partner with all constituents. Therefore, we strive to create an engaging internal environment that offers our employees satisfying work, with meaningful opportunities for career growth and development, rewarding short- and long-term compensation programs that are aligned with achieving our business goals, employee home purchase and referral programs, and employment milestone service awards. In addition, we offer our employees benefit programs, which include medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, and tuition reimbursement, along with an array of voluntary benefits designed to meet individual needs. We engage nationally recognized outside compensation and benefits consulting firms to objectively evaluate our programs and benchmark them against peers and other similarly sized organizations. In 2022, for the second year in a row, we were named to Forbes’ list of America’s Best Midsize Employers. We believe this recognition reflects in part our focus on cultivating a supportive and inclusive workplace culture that encourages the growth and development of our team members.
Our top division and regional leaders average more than 11 years of tenure with us, and the local leaders responsible for land acquisition, entitlement, and development average over nine years with us. In addition, our named executive officers who are responsible for setting our overall strategy average 20 years of tenure with us and more than two decades in the homebuilding industry. Our leadership team’s long service history provides consistency in managing our business and helps reinforce and sustain our company culture through all levels of the organization.
Promoting High Ethical Standards. We are committed to achieving our business goals with integrity and high ethical standards that apply to our directors, officers and employees. All employees are required to complete training on our Ethics Policy, which includes their affirming compliance with the guidelines contained therein. In addition, we maintain an ethics committee that is focused on compliance and ethics matters for our business. We also have an independently operated hotline and reporting website through which our employees and third parties can report ethics-related concerns.
Diversity. To promote an inclusive workforce and the professional growth of the diverse individuals who join us, our employment policies prohibit discrimination based on race, color, religion, national origin, ancestry, familial status, age, veteran status, physical disability, mental disability, medical condition, gender, gender identity, sexual orientation, marital status, or any other legally protected status. We are committed to supporting a work culture that treats all employees fairly and with respect, promotes inclusivity, provides equal opportunities for the professional growth of the diverse individuals who join us, and advancement based on merit. At November 30, 2022, based on information available to us, females made up approximately 41% of our workforce and 33% of our managerial employees, with ethnic and racial minorities making up approximately 38% of our workforce and 22% of our managerial employees. In addition, 36% of our board of directors are women or ethnic minorities. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.
Learning and Development. To help advance our employees’ personal growth and drive consistent execution of our business strategy, including our customer obsession philosophy, we provide training opportunities that align with team members’ responsibilities over the arc of their careers with us. We support a dedicated Internet-based learning platform with a broad portfolio of written, audio-visual and interactive enterprise-wide and discipline-specific policy and training materials. This platform includes a library of approximately 300 self-directed courses and virtual, instructor-led programs for employees at all levels of our organization. New employee orientations, functional role training, and our required annual ethics training and certification, are provided on this platform. During 2022, our team members completed more than 34,000 courses in total, an average of approximately 14 courses per employee. Managers and supervisors are provided training to help their direct reports progress in their professional development.

To recognize and promote outstanding employees, we conduct a comprehensive talent and succession planning review process on an annual basis, focused on identifying top-performing, high-potential, and diverse team members for advancement to key field and corporate leadership roles. This review process is overseen by the management development and compensation committee of our board of directors, the members of which have significant experience and insight into human capital management, talent development and executive compensation across a variety of organizational structures, as well as strong backgrounds in executive leadership.
Employee Safety and Wellness. We strive to provide a safe working environment for our employees, as well as our trade partners, as discussed below under “Social Practices.” In addition to the benefits programs described above, we offer a wellness program designed to support our team members’ general health. To help our team members mitigate stressors arising from the outbreak of the COVID-19 pandemic and the related COVID-19 control responses, we expanded our wellness program offerings and made them available online so that every employee had access to them. Monthly interactive webinars address topics such as holistic health, including nutrition, and preventive care. We have continued to enhance our wellness program throughout 2022 with wellness challenges and monthly wellness webinars, and see it as a positive way to create and strengthen internal connections with and among our employees.
Since the beginning of the COVID-19 pandemic over two years ago, we have strived to provide our employees with the resources to balance their personal and professional obligations amid the challenges associated with periodic outbreaks and control responses of varying severity, with many of our employees working remotely, often in accordance with public health rules.
As we believe a hybrid approach of in-office and remote participation is how many work environments are or will be structured, and it has been effective for most of our operations, we implemented a flexible work program in our division and corporate office locations throughout 2022 that establishes a certain number of in-office workdays and is intended to help our employees to maintain a reasonable professional/personal life balance as we continue to invest in and protect our strong company culture.
Environmental, Social and Governance (“ESG”)
For more than 15 years, we have made a dedicated effort to be an industry leader in sustainability, which encompasses our ESG practices. We believe our initiatives provide tangible benefits for our customers, our operations and the environment, and distinctly differentiate us from other builders of new homes and from resale homes. We have established an Environmental Management System (“EMS”), through which we focus on continually reducing the greenhouse gas (“GHG”) emissions associated with the use of the homes over their multi-decade life cycle. Our EMS, and its related manuals and other documentation, provides a framework for planning, implementing, measuring, evaluating and refining these efforts over time. In addition to our internal executive team who implements and operates within the EMS, we monitor evolving trends and gather input and guidance for our initiatives through our National Advisory Board, which is a panel of external advisors we established in 2009 solely for these purposes. These advisors, who have a broad and diverse set of personal and professional perspectives, experiences and expertise, help us shape our sustainability priorities and reporting, as well as our approach to stakeholder engagement.
Environmental Practices. We are committed to building energy-efficient homes and have progressively expanded our sustainability program and use of technological advancements to make renewable solar energy, water efficiency, waste reduction and indoor environments that support personal wellness available to our buyers. As most of the energy consumed during a home’s multi-decade life occurs after we deliver the home to our customers, our products’ energy efficiency is central to our efforts to help reduce carbon and other GHG emissions. As a result, enhancing the conservation of natural resources in a home’s day-to-day use is a key part of our business strategy.
ENERGY STAR Commitment. The cornerstone of our energy-efficiency initiatives is building 100% ENERGY STAR certified new homes, a standard to which we committed in 2008. ENERGY STAR is a voluntary EPA and Department of Energy program that seeks to help consumers, businesses and industry save money and protect the environment through the adoption of energy-efficient products and practices. We were the first national homebuilder to make every new home we build ENERGY STAR certified, and have built over 175,000 high-performance ENERGY STAR certified new homes since 2000, more than any other builder in the nation. By comparison, the EPA estimates only about 10% of all new homes in the U.S. were ENERGY STAR certified in the past three years. According to the EPA, ENERGY STAR certified new homes achieve a 20% energy-efficiency improvement on average compared to new homes built to local code, and even more compared to resale homes without certification. Each certified home is estimated by the EPA to reduce GHG emissions by approximately 3,287 pounds (1.5 metric tons) per year compared to a typical home. Based on our energy use analysis, our homes currently save our homeowners an estimated average of $1,300 annually on utility bills compared to typical resale homes. Our commitment to building ENERGY STAR certified homes has also enabled us to earn significant federal tax credits.

GHG Emission Reductions. We have a goal to reduce the estimated GHG emissions (metric tons per year) of our average home built in 2025 by 0.5 metric tons per year, or 8%, from the estimated 6 metric tons per year average for a KB home built in 2020. Our benchmark for measuring the achievement of this goal is the Home Energy Rating System (HERS®) Index, as each HERS Index score point reduction equates to a 1% improvement in energy efficiency relative to a standard new home and potentially reduces GHG emissions by an average of 0.1 metric tons (as calculated based on the states in which we operate). Therefore, we expect to attain our GHG emissions reduction goal if we reduce our national average HERS Index score by five points, from 50 in 2020 to a target of 45 for 2025. For comparison, a typical resale home today has a HERS Index score of 130. Our focus on sustainability has made us the #1 energy-efficient national homebuilder based on having the lowest publicly reported HERS Index among large production homebuilders.
Solar. We built our first solar home in 2005 and introduced our first all solar community in 2011. We have delivered more than 17,500 homes with solar-paneled power systems, producing an estimated total of 848 million kilowatt hours of electrical power. In recent years, we have added higher efficiency solar panels that generate more power using the same roof space. In 2020, we were the first national homebuilder to offer a complete roof-integrated solar-paneled system. In 2022, we built over 3,500 solar homes in California, representing nearly 90% of our homes built in the state that year. As of November 30, 2022, approximately 90% of our model homes and sales offices in California were powered by solar energy.
Indoor Environments. In recent years, we have expanded our sustainability portfolio to include enhancing our homes’ indoor environment with high-performance ventilation systems and low- or zero-VOC products. Every KB home incorporates high-performance ventilation that regularly introduces fresh outdoor air and, together with comprehensive air sealing, helps to reduce indoor air pollutants. In addition, since mid-2021, we have included MERV-13 rated air filters, one of the highest-rated residential air filters on the market, as standard in all of our new communities. These filters are designed to remove dust, pollen, mold and certain bacteria and viruses for better air quality compared to lower-rated air filters, and exceed current ENERGY STAR requirements. Our new homes also include a high-efficiency heating and cooling system designed to provide better comfort in every room, as well as smartphone-controllable thermostats, which can learn homeowner patterns and help save money on electric bills each year without impacting comfort.
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
We were the first national homebuilder to join the EPA’s WaterSense program, which is a voluntary partnership program that is both a label for water-efficient products and a resource for helping conserve water. According to the EPA, WaterSense labeled products use at least 20% percent less water compared to products that are not WaterSense labeled. To date, we have built over 19,000 WaterSense and Water Smart homes, more than any other homebuilder, and installed over 1.0 million WaterSense labeled fixtures, collectively helping to save an estimated 1.7 billion gallons of water per year. We were the first national homebuilder to implement the new WaterSense Labeled Homes Program, Version 2, which was released in February 2021 and requires homes to be at least 30% more water efficient than a typical new home.
In July 2022, we announced that every home built in our future Arizona, California and Nevada communities will be WaterSense labeled. Additionally, these homes will be rated using the RESNET HERS H2O® system to ensure they meet the EPA’s requirements, helping homeowners use less water as well as lower their utility bills in some of the most drought-affected areas of the country.

Awards and Recognition. We have been recognized with major national awards for our leading sustainability practices, including:
•2022 ENERGY STAR Partner of the Year – Sustained Excellence Award – Our 12th consecutive award for demonstrating leadership in energy-efficient construction;
•2022 ENERGY STAR Certified Homes Market Leader Awards – A record 28 awards in all, recognizing excellence in energy-efficient home building;
•2022 WaterSense Sustained Excellence Award – The eighth consecutive year we have received this award for our achievements in constructing water-efficient homes and our 12th consecutive year being recognized by WaterSense; and
•Newsweek’s 2023 list of America’s Most Responsible Companies – Our third consecutive year recognized for demonstrating leading ESG practices, specifically, our industry-leading environmental initiatives, dedication to social responsibility and strong corporate governance standards.
Our annual sustainability reports, which we have published on our website since 2008, contain more information about our programs, goals, and achievements.
Social Practices. As discussed above under “Human Capital Resources,” we maintain a human capital strategy that supports a diverse and inclusive workforce with equal opportunity and programs for training and career advancement, strong benefits, incentives, and health, safety and wellness initiatives. We have published a Human Rights Statement that outlines our commitment to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity, provides equal opportunities for the professional growth of the diverse individuals who join us, and advancement based on merit. In 2022 and 2021, we were named to The Wall Street Journal’s Management Top 250 list, which identifies the most effectively managed U.S. companies, as developed by the Drucker Institute, and were the only national homebuilder to receive this recognition in both years. The Management Top 250 measures corporate effectiveness by examining performance in the areas of customer satisfaction, employee engagement and development, innovation, social responsibility and financial strength.
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
Our commitment to the communities we serve is not solely about the homes we build, as we strive to also make social contributions that intersect with the nature of our business. Our KB Cares philanthropic program helps to build strong social ties by, among other things, providing our employees a means of giving back to the areas in which we operate through efforts ranging from assisting people in challenging circumstances to educating the next generation. We have partnered with local nonprofits and community organizations to contribute to the long-term social fabric of the areas in which we build. For instance, we work with Sackcloth & Ashes, an organization that donates a blanket to a local homeless shelter for every blanket we purchase as a housewarming gift for our new homeowners. In addition, over the past several years, we have partnered with Jared Allen’s Home for Wounded Warriors to build homes for wounded veterans with accessibility features that meet their current and future needs. We are also one of the founding partners of the Building Talent Foundation, whose mission is to advance the education, training and career progression of young people and people from underrepresented groups as skilled technical workers and business owners in residential construction.
We have a Supplier Code of Conduct that builds upon the principles, guidelines and standards within our Ethics Policy, including operating in accordance with applicable laws; treating all workers fairly and with dignity and respect; and providing a clean, safe and healthy work environment without the use of any involuntary or forced labor. Our Supplier Code of Conduct also encourages our suppliers to operate in an efficient and environmentally responsible manner, conserve natural resources and minimize waste and the use of environmentally harmful materials.
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
•We proactively engage with stockholders year-round. In 2022, many stockholder dialogues included discussions on our ESG programs. Two directors are liaisons to management on ESG matters.
•Our board monitors cybersecurity risks and related evolving physical, electronic and other protection strategies and initiatives.

•Boards should have a strong, independent leadership structure.	•Our board has a strong independent lead director with significant responsibilities and authority. •Independent directors lead all board committees.

•Boards should adopt structures and practices that enhance their effectiveness.
•Directors have extensive and relevant experience and skills.
•91% of directors are independent; 36% are women or racial or ethnic minorities.
•Two new directors joined the board in 2021, promoting its refreshment.

•Boards should develop management incentive structures that are aligned with the long-term strategy of the company.
•In response to stockholder feedback, we have implemented changes in our executive compensation program, as discussed in our 2023 Proxy Statement.
•Management compensation is designed to encourage the achievement of our long-term strategic goals.

More information concerning our corporate governance can be found in our Proxy Statement for the 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”).
Government Regulations and Environmental Matters
Our operations are subject to myriad legal and regulatory requirements concerning land development (including governmental permits, taxes, assessments and fees), the homebuilding process, employment conditions and worksite health and safety. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways that delay or prohibit project development or home sales, and/or make these activities more costly. The costs to comply, or associated with any noncompliance, are, or can be, significant and variable from period to period. A liability for environmental remediation and other environmental costs is accrued when we consider it probable that a liability has been incurred and the amount of loss can be reasonably estimated. Environmental costs and accruals were not material to our operations, cash flows or financial position in 2022, 2021 or 2020.
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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5 and proxy statements, as well as all amendments to those reports are available free of charge through our investor relations website at investor.kbhome.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). They can also be found at the SEC website at www.sec.gov. We will also provide these reports in electronic or paper format free of charge upon request made to our investor relations department at investorrelations@kbhome.com or at our principal executive offices. We intend for our investor relations website to be the primary location where investors and the general public can obtain announcements regarding, and can learn more about, our financial and operational performance, business plans and prospects, our board of directors, our senior executive management team, and our corporate governance policies, including our articles of incorporation, By-Laws, corporate governance principles, board committee charters, and ethics policy. We may from time to time choose to disclose or post important information about our business on or through our investor relations website, and/or through other electronic channels, including social media outlets, such as Facebook® (Facebook.com/KBHome) and Twitter® (Twitter.com/KBHome), and other evolving communication technologies. The content available on or through our primary website at www.kbhome.com, our investor relations website, including our sustainability reports, Human Rights Statement, Supplier Code of Conduct and other ESG-related policies, or social media outlets and other evolving communication technologies is not incorporated by reference in this report or in any other filing we make with the SEC, and our references to such content are intended to be inactive textual or oral references only.
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
Consumer Demand Risks. The following could negatively affect consumer demand for our products, thereby unfavorably impacting our net orders, homes delivered, average selling prices, revenues and/or profitability:
•Soft or negative economic or housing market conditions. Adverse conditions in our served markets or nationally could be caused or worsened by factors outside of our control, including slow or negative economic growth, and sustained elevated mortgage loan interest rates, which predominated during much of 2022 and substantially tempered demand as discussed below under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. Among other impacts, a severe or sustained economic contraction may trigger a rise in home purchase contract cancellations, which we and the homebuilding industry experienced in our 2022 third and fourth quarters and which we anticipate will continue into 2023, resulting in significantly lower net orders as compared to corresponding year-earlier periods. In addition, these conditions, along with heightened competition from other homebuilders and sellers of resale homes, as discussed below, may lead us to reduce our home selling prices or offer other concessions to attract or retain buyers, which we did in our 2022 second half and expect to continue doing in 2023 to varying degrees, negatively affecting our revenues and margins. An extended downturn in the U.S. housing market could result in an oversupply of new home and resale inventory and greater foreclosure activity, which would further impair our ability to sell homes at the same volume, prices and margins as in prior periods.
•Reduced employment levels and job and wage growth. While employment has mostly grown since mid-2020, it may rise more slowly or decline in 2023, especially if inflation and interest rates remain elevated and other national and global macroeconomic conditions, including fallout from the ongoing military conflict in Ukraine that began in February 2022, continue to stress the U.S. economy. If it does, our core first-time and first move-up homebuyer segments could be particularly affected, impacting us more severely than homebuilders targeting a different buyer demographic.

•Lower population growth, household formations or other unfavorable demographic changes. These may be driven by, among other things, birth rate changes, economic factors or U.S. immigration policies.
•Diminished consumer confidence, whether generally or as to purchasing a home. Consumers may be reluctant to purchase a home compared to housing alternatives (such as renting apartments or homes, or remaining in their existing home) due to location or lifestyle preferences, affordability and home selling price perceptions (particularly in markets that experienced rapid home price appreciation), employment instability or otherwise. Consumers may also decide not to search for a new home, or cancel their home purchase contracts with us, due to economic or personal financial uncertainty. We saw this during the 2022 second half, as U.S. housing demand weakened significantly compared to the year-ago period and much of the 2022 first half due primarily to a combination of sharply higher mortgage interest rates since early 2022, several years of rising housing prices, volatility across financial markets, elevated inflation and various other macroeconomic and geopolitical concerns weighing on consumer budgets and confidence. These housing affordability and other pressures negatively impacted homebuyer sentiment, resulting in many prospective buyers pausing their homebuying decisions, including deciding not to complete home purchase contracts, and are expected to continue, and possibly worsen, in 2023.
•Tightened availability or affordability of mortgage loans and homeowner insurance coverage. Most of our buyers need a mortgage loan to purchase their home. Their ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the Federal Housing Administration, the Veterans Administration, Federal National Mortgage Association (also known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (also known as Freddie Mac). If mortgage loan interest rates further increase, which they did to a significant degree in 2022 with the U.S. Federal Reserve’s focus on moderating inflation, credit standards are tightened, appraisals for our homes are lowered or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing to be able to purchase a home from us.
Insurance companies are increasingly drawing back from issuing, or are measurably raising premiums for, homeowner insurance policies in areas that have experienced, or are thought to be at risk of experiencing, significant wildfires, hurricanes, flooding or other natural disasters, such as in the states of California and Florida. If potential homebuyers are unable to obtain affordable homeowner insurance coverage, they may decide not to pursue purchasing a home or may cancel a home purchase contract with us.
•Poor lender performance. We depend on third-party lenders, including GR Alliance Ventures, LLC (“GR Alliance,” f/k/a Stearns Ventures, LLC), our third-party partner in KBHS, to provide mortgage loans to our homebuyers, unlike homebuilders with a wholly-owned mortgage lender. These lenders may be unable or unwilling to complete, timely or at all, the loan originations they start for our homebuyers. Poorly performing lenders can significantly delay home closings, disrupting our production schedules and delivery forecasts, or cause home purchase contract cancellations. If GR Alliance or KBHS perform poorly and our customers use another lender, the income from and value of our KBHS equity interest would decline.
•Adverse tax law changes. If federal or state laws are changed to eliminate or reduce the income tax benefits associated with homeownership, such as personal tax deductions for mortgage loan interest costs and real estate taxes, the after-tax cost of homeownership could measurably increase and diminish consumer interest in buying a home, as could increases in personal income tax rates.
•Competition. We face significant competition for customers from other homebuilders, sellers of resale homes and other housing industry participants, including rental-housing operators. This competitive environment may, among other things, cause us to reduce our home selling prices or offer other concessions to attract or retain buyers. The weakening in buyer demand we experienced in the 2022 second half, as discussed below under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, significantly increased competitive pressures for our business during the period and is expected to continue into 2023.
•Seasonality. As discussed above under Item 1 – Business in this report, we historically have experienced fluctuations in our quarterly operating results with measurably more homes delivered and revenues generated in our third and fourth fiscal quarters. However, as was the case in 2021 and 2020, this pattern may not continue in the future at all or to the same degree as in the past.
•Inflation. We, along with the homebuilding industry, have been adversely affected by the rising inflation in the U.S. economy throughout 2022, which, among other things, increased our land and construction costs, particularly the costs of building materials and construction service providers’ rates, warranty repair costs, and compensation and benefit expenses to attract and retain talent, and is expected to continue to do so in 2023. Inflation may also increase our financing costs, as borrowings under our unsecured revolving credit facility with various banks (“Credit Facility”) and our senior unsecured term loan with the lenders party thereto (“Term Loan”) typically accrue interest at a variable rate based on short-term Secured Overnight Financing Rate (“SOFR”), which can float higher with inflation. In addition, higher mortgage loan interest rates can affect the affordability of mortgage financing to prospective homebuyers. While we attempt to pass on increases in our costs through increased selling prices, including for design options and upgrades, market forces, such as the housing market slowdown as we experienced in the 2022 second half, can limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage loan interest rates continue to increase significantly, our revenues, housing gross profit margin and net income could be adversely affected.
Supply Risks. The following could negatively affect our ability to increase our owned and controlled lot inventory, community count, operational scale and market share, and to grow our business, if at all:
•Lack of available land. Securing sufficient developable land that meets our investment return standards is critical for us to meet our strategic goals and profitably expand our business’ scale. Land availability depends on several factors, including geographical/topographical/governmental constraints, sellers’ business relationships and reputation within the residential real estate community, and competition from other parties, some of which can bid more for land. Though we and other homebuilders have pivoted since the 2022 third quarter to reduce land acquisition spending, as discussed above, we expect to continue to face competition for desirable land in our served markets in 2023 and beyond, pressuring its availability and our ability to profitably develop communities and sell homes on such land.
•Supply chain and construction services shortages. Our business relies on a network of suppliers and trade partners to source materials and services to build homes. However, our industry and the U.S. economy have experienced since mid-2020 labor shortages, supply chain constraints and rising and volatile raw material prices and availability, particularly related to building materials and appliances, such as with paint, garage doors, insulation, electrical materials, cabinets, HVAC equipment and water heaters, as well as delays with respect to state and municipal construction permitting, inspections and utility processes. Such constraints, cost pressures and delays have increased our costs, reduced our revenues in particular reporting periods, and in some instances, led to home purchase contract cancellations or lower customer satisfaction, and we expect these trends to continue into 2023. In an effort to manage our cycle times and deliver homes to our homebuyers, we, among other things, expanded our supplier base and added new construction service providers; worked with our national suppliers to get products and materials, or available temporary or permanent substitutes, delivered, including communicating in real-time with them; ordered items in advance of starting homes; implemented construction process workarounds; simplified our design option and upgrade SKUs; paced lot releases to align with our production capacity; and balanced pace, price and construction starts to enhance margins. However, we had measurable delays in delivering homes in 2022 because of the above-described issues, and believe these challenging conditions will generally persist into 2023 and potentially throughout the year, as discussed below under “Outlook.” We may also face increased future home warranty and construction defect claims associated with replacing or servicing substitute products or materials used in some instances to address supply shortages in certain served markets or communities.
•Insufficient financial resources. Our business needs considerable cash to, among other things, acquire and develop land, build homes and provide customer service. We expect to meet our needs with existing cash, future operational cash flow, our Credit Facility and unsecured letter of credit facility with certain financial institutions (“LOC Facility”), or outside sources, including loans that are specifically obtained for, or secured by, particular communities or other inventory assets, which we refer to as project financing. However, outside financing may be unavailable, costly and/or considerably dilute stockholders. For instance:
◦Tight capital or financial market conditions may hinder our ability to obtain external financing or performance bonds, or use or expand our Credit Facility and LOC Facility, on favorable terms or at all. Also, if a rating agency downgrades our credit rating or outlook, external financing may be difficult and costly for us to obtain.
◦Noncompliance with our Credit Facility, Term Loan and senior notes covenants may restrict our ability to borrow; accelerate repayment of our debt, which may not be feasible for us; or cause our lenders to impose significant fees or cease lending to us.
◦As described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report, if a change of control or fundamental change occurs before our senior notes mature, we may need to offer to purchase certain of them. This may require us to refinance or restructure our debt, which we may be unable to do at all or on favorable terms.

◦Our debt and debt-to-capital levels could require us to dedicate substantial cash flow to debt service; inhibit our ability to respond to business changes or adjust our debt maturity schedule; curb execution on our current strategies; and/or make us more vulnerable in a downturn than our less-leveraged competitors. The Term Loan will mature on August 25, 2026, or earlier under certain circumstances. The Credit Facility will mature on February 18, 2027. Our next senior note maturity is our $300.0 million in aggregate principal amount of 6.875% senior notes due June 15, 2027 (“6.875% Senior Notes due 2027”).
•Decreased land inventory value. Our land inventory’s value depends on market conditions, including our estimates of applicable future demand and revenue generation. If conditions deteriorate during the typically significant amount of time between our acquiring ownership/control of land and delivering homes on that land; if we cannot sell land held for sale at its estimated fair value; or if we make strategic changes, we may need to record inventory-related charges as we did in 2022. We may also record charges if we decide to sell land at a loss or activate or sell land held for future development.
In addition, our business could be negatively affected if our net orders, homes delivered or backlog-to-homes delivered conversion rate fall; if often-volatile building materials prices or construction services costs increase, which has been the trend over the past few years and was particularly the case with lumber in 2022 and 2021; or if our community openings are delayed due to, among other things, prolonged development from supply chain disruptions, construction services shortages or otherwise, our strategic adjustments, or protracted government approvals or utility service activations from staff or resource cuts or reallocations for public safety priorities (e.g., earthquakes, wildfires, flooding, hurricanes or other natural disasters).
•Trade disputes and defective materials. The federal government has imposed, and may in the future impose, new or increased import tariffs or sanctions, and other countries have implemented retaliatory measures, raising the cost and reducing the supply of several home construction items. For example, the U.S., European Union and other countries have imposed wide-ranging sanctions on Russian business sectors, financial organizations, individuals and raw materials due to the military conflict in Ukraine that, in combination with restrictions caused by the hostilities, contributed to higher costs and shortages of building materials. In addition, shortages or rising prices of building materials may ensue from manufacturing defects, resulting in recalls of materials. If such disputes continue or recalls occur, our costs and supply chain disruptions, as described above, could increase further.
•Poor contractor availability and performance. Independent contractors perform essentially all of our land development and home construction work. Though we schedule and oversee such activities at our community sites, we have no control over our independent contractors’ availability or work methods. If qualified contractors are not available (due to general shortages in a tight labor market, as was the case throughout 2022 and is anticipated into 2023, competition from other builders or otherwise), or do not timely perform, we may incur production delays and other inefficiencies, or higher costs for substitute services. Also, if our trade partners’ work or materials quality does not meet our standards, we could face more home warranty and construction defect claims, and they or their insurers may not be able to cover the associated repair costs.
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
Strategy Risks. Our strategies, and any related initiatives or actions, and any changes thereto, may not be successful in achieving our goals or generate any growth, earnings or returns, particularly in the highly volatile business environment of the past few years and as expected in 2023, due to the extended supply chain disruptions, building materials and construction services shortages and delays in municipal construction permitting, inspection and utility processes that marked 2022 and 2021; significant inflation, interest rate and financial market volatility or social distress; or the meaningful slowdown in housing market activity during the 2022 second half. We may not achieve positive operational or financial results, or results equal to or better than we did in any prior period or in comparison to other homebuilders. We may also incur higher costs, or experience sourcing or supply chain disruptions that result in extended times to build our homes, as compared to other homebuilders due to our commitment to sustainability, as discussed above under “Environmental, Social and Governance.” Among other strategic risks, our business is presently concentrated in California, Florida, Nevada and Texas. Poor conditions in any of those markets could have a measurable negative impact on our results, and the impact could be larger for us than for other less-concentrated homebuilders. In addition, we may not be successful in generating positive results from our 2021 expansion into the Boise, Idaho market and re-entry into the Charlotte, North Carolina market, or if we choose to enter into any other new markets, based on our relative inexperience with the local homebuilding and economic environment and the need to make a significant investment to achieve effective scale and profitable returns, which we may not be able to accomplish.
Adverse conditions in California would have particular significance to our business. We generate the highest proportion of our revenues from and make significant inventory investments in our California operations. However, we may be constrained or delayed in entitling land and selling and delivering homes in California, and incur higher development or construction costs, from water conservation or wildfire protection measures (including precautionary and event-induced electricity blackouts, temporary or extended local or regional evacuations, development moratoriums in high-risk areas, and community resiliency design requirements) that are intended to address severe drought and climate conditions that have arisen in recent years. In addition, as large-scale wildfires and flooding due to such conditions in California, as well as hurricanes, heavy rains and other climate change-driven natural disasters in other of our served markets, become more frequent and intense, as discussed below under “Climate Risk,” we may experience greater disruption to our land development and homebuilding activities, delaying orders and home deliveries, among other impacts.
Also, California’s highly regulated and litigious business environment has made the state an increasingly difficult place for us to operate. This includes implementing regulations under the state’s Global Warming Solutions Act of 2006 (AB32) intended to lower GHG emissions. For instance, we have and will continue to incur higher construction costs because of a state law requirement that effectively requires that all new homes permitted to build in 2020 and beyond have solar power systems, and we may be unable to offset (through customer leases) or cover such costs through selling price increases due to competition and consumer affordability concerns. Also, in 2022, the California Air Resources Board adopted a plan to eliminate installing natural gas appliances in new homes built in 2026 and beyond. While this plan has not been formalized into law or state building codes, the state’s energy commission issued new energy efficiency standards effective January 1, 2023 requiring all new residences to be electric-ready for heating, cooling, cooking, clothes drying and water heating systems, and certain local jurisdictions have passed ordinances effectively mandating electrification in new homes by as early as 2023. In addition, California and certain of its local governments are considering or have implemented restrictions on or disincentives with respect to the creation or size of new suburban and exurban residential communities, in part due to regulatory assessments of the vehicle miles traveled to reach them, generally in favor of higher-density, urban developments that can be attractive to some buyers, but in many cases are on smaller parcels with higher building costs and more complicated entitlement requirements and may be subject to affordable housing mandates, prevailing wage requirements, greater local opposition and/or additional site remediation work. Depending on their scope, these efforts have and could further significantly increase our land acquisition and development costs and, along with competition from other homebuilders and investors for available developable land, limit our California operations’ growth, while making new homes less affordable to potential buyers in the state, including as a result of its public utilities commission’s December 2022 decision to significantly reduce net metering payments to homeowners for the rooftop solar power they export to the grid from systems installed on or after April 14, 2023. Partially offsetting these trends, California’s governor and certain legislators have taken positions to promote new housing construction, including the adoption of SB 8, which extends into 2030 the provisions of the Housing Crisis Act of 2019 (SB 330) intended to expedite the approval process for housing development in order to address the housing shortage in California.
Climate Risk. GHG emissions are driving global climate change that is expected to have various impacts on our operations, ranging from more frequent extreme weather events to extensive governmental policy developments and shifts in consumer preferences, which have the potential individually or collectively to significantly disrupt our business as well as negatively affect our suppliers, independent contractors and customers. Experiencing or addressing the various physical, regulatory and adaptation/transition risks from climate change may significantly reduce our revenues and profitability, or cause us to generate losses. For instance, incorporating greater resource efficiency into our home designs, whether to comply with upgraded building codes or recommended practices given a region’s particular exposure to climate conditions, or undertaken to satisfy demand from increasingly environmentally conscious customers or to meet our own sustainability goals, often raises our costs to construct homes. In evaluating whether to implement voluntary improvements, we also consider that choosing not to enhance our homes’ resource efficiency can make them less attractive to municipalities, and increase the vulnerability of residents in our communities to rising energy and water expenses and use restrictions. We weigh the impact of the costs associated with offering more resource-efficient products against our priorities of generating higher returns and delivering homes that are affordable to our core first-time and first move-up buyers. We also consider whether our buyers may face higher costs for, or may be unable to obtain, fire, flood or other hazard insurance coverage in certain areas due to local environmental conditions or historical events. In balancing these objectives, we may determine we need to absorb most or all the additional operating costs that come with making our homes more efficient and/or from operating in areas with more extensive regulatory requirements, such as California, or certain climates. While our years of experience in sustainable homebuilding, as discussed above under “Environmental Practices,” and ability to leverage economies of scale may give us an advantage over other homebuilders in managing these absorbed costs, they may be substantial for us.
Beyond the commercial pressures implicated by climate change concerns, our operations in any of our served markets may face potential adverse physical effects. For example, California, our largest market, has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. In addition, hurricanes in Florida and conditions negatively impacting the U.S. shipping and railway transportation corridors contributed to the supply chain disruptions that have significantly affected our business, as discussed above under “Strategy Risks.” While we have health and safety protocols in place for our construction sites and take steps to safeguard our administrative functions, including our IT resources, as described below under “Information Technology and Information Security Risks,” we can provide no assurance that we or our suppliers or trade partners can successfully operate in areas experiencing a significant weather event or natural disaster, and we or they may be more impacted and take longer, and with higher costs, to resume operations in an affected location than other homebuilders or businesses, depending on the nature of the event or other circumstances.
As discussed above under “Strategy Risks,” and below under “Legal and Compliance Risks,” international, federal, state and local authorities and legislative bodies have issued, implemented or proposed regulations, penalties, standards or guidance intended to restrict, moderate or promote activities consistent with resource conservation, GHG emission reduction, environmental protection or other climate-related objectives. Compliance with those directed at or otherwise affecting our business or our suppliers’ (or their suppliers’) operations, products or services, could increase our costs, such as with California’s requirement that all new homes have solar power systems and agency plans to require all-electric readiness and potentially eliminate natural gas appliances in new homes built in the state by 2026; delay or complicate home construction, for example, due to a need to reformulate or redesign building materials or components, or source updated or upgraded items or equipment, or specially trained or certified independent contractors, in limited or restricted supply, which has been a challenge for us in certain cases in 2022 and 2021, such as with paint, garage doors, insulation, electrical materials, cabinets, HVAC equipment and water heaters that have been out of stock and delayed home construction or required us to install or use temporary or permanent substitutes due to the supply chain disruptions we have experienced; or diminish consumer interest in homes mandated to include or omit certain features, amenities or appliances, particularly if home prices increase as a result.
Adapting to or transitioning from the use of certain items or methods in home construction, or adjusting the products we offer to our buyers, whether due to climate-related governmental rules affecting home construction or our supply chain, market dynamics or consumer preferences, can negatively affect our costs and profitability, production operations in affected markets and customer satisfaction during the transition period, which could be prolonged. For instance, in certain local markets in California where natural gas use is banned in new homes, we have faced some disruptions in reorienting our purchase order, independent contractor engagement, design studio and home construction processes to accommodate the restriction and, longer term, have implemented certain architectural design changes for all-electric homes. To the extent other jurisdictions or the state adopt such bans and as we implement the state’s all-electric readiness requirements, as discussed above, we will face similar issues.
Though practically available technology and resources allow us only to make certain estimates, and not definitive measurements, of the effectiveness and overall impact of our longstanding and broad-based environmental sustainability initiatives described above under “Environmental Practices,” we feel these initiatives and their evolution over time represent how we can best address climate change risks in the context of our business, industry and the wider, and rapidly changing, economic, social and political environment. However, climate change is an intrinsically complex global phenomenon with inherent residual risks across its physical, regulatory and adaptation/transition dimensions that cannot be mitigated given their wide-ranging, (sometimes unexpectedly) interdependent and largely unpredictable potential scope, nature, timing or duration. Therefore, though we have not as of the date of this report identified or experienced any particular material impact, whether singular or in combination, to our consolidated financial statements from climate change or the associated regulatory, physical, transition and other risks discussed above, we cannot provide any assurance that we have or can successfully prepare for, or are or will be able to reduce or manage any of them to the extent they may arise. For instance, the SEC has proposed extensive climate-related disclosure rules, which, if adopted, would likely impose significant compliance costs on us. In addition, we may experience substantial negative impacts to our business if an unexpectedly severe weather event or natural disaster damages our operations or those of our suppliers or independent contractors in our primary markets, such as in California, Florida, Nevada and Texas, or from the unintended consequences of regulatory changes that directly or indirectly impose substantial restrictions on our activities or adaptation requirements.
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
Human Capital Risks. Our directors, officers and employees are important resources. If we cannot attract, retain and develop talent at reasonable pay and benefits levels, which has become more challenging with the persistent elevated inflation experienced in 2022, or, alternatively, if we need to implement personnel or compensation reductions, our performance, profitability and ability to achieve our strategic goals could be significantly impaired. In addition, in many of our served markets, we need to have personnel with certain professional licenses, including building contractor and real estate brokerage licenses. Our home selling and construction activities may be severely disrupted or delayed if we do not have sufficient licensed individuals in our workforce.
Information Technology and Information Security Risks. We use IT resources to carry out important operational activities and maintain our business records. Third parties provide and maintain many of our IT resources, including disaster recovery and business continuity services intended to safeguard access to and use of our IT resources during a general or local network outage, under agreements with evolving security and service level standards. Our senior IT executives also periodically update the audit and compliance committee of our board of directors on our cybersecurity practices and risks, most recently in October 2022. A reporting process has been established, and periodically tested and refined with the assistance of outside experts, to escalate notice within our organization of and coordinate and deploy our response to IT security events. Depending on the severity of an event, our incident reporting process includes informing as early as practicable our senior corporate management and members of our board of directors.
Our systems have faced a variety of phishing, denial-of-service and other attacks and occasional theft of encrypted employee laptops. We have administrative, physical and multi-layered technical controls and processes in place to address and mitigate cybersecurity risks and help protect our IT resources, including employee education and awareness training, as well as third-party assessments. Our technical defense layers are designed to provide multiple, redundant measures to protect against exploitation of a vulnerability that may arise or if a security control fails. We rely on artificial intelligence, machine learning computer network monitoring, malware and antivirus resources, firewall and intrusion detection systems, vendor cloud service defenses, Internet address and content filtering monitoring software that secures against known malicious websites and potential data exfiltration, and a variety of cyber intelligence threat monitoring sources that provide ongoing updates, all provided from third parties that we believe are capable of performing the protective service for which we have engaged them. We conduct periodic incident response tabletop exercises, with third-party support and reviews, and have established communication channels with KBHS security personnel and key partners regarding their breach and incident response processes. In addition, we perform an annual cybersecurity risk assessment based on the National Institute of Standards and Technology framework to identify potential areas of focus. We also depend on our service providers, GR Alliance and other mortgage lenders with whom we share some personal identifying and confidential information to secure our information and the homebuyer information they collect from us. Our IT security costs, including cybersecurity insurance, are significant and will likely rise in tandem with the sophistication and frequency of system attacks.
However, our, GR Alliance’s and our service providers’ measures may be inadequate and possibly have operational or security vulnerabilities that could go undetected for some period of time. If our IT resources are compromised by an intentional attack, natural or man-made disaster, electricity blackout, IT failure or systems misconfiguration, service provider error, mismanaged user access protocols, personnel action, or otherwise, we may be severely limited in conducting our business and achieving our strategic goals for an extended period, experience internal control failures or lose access to operational assets or funds. A substantial disruption, or security breach suffered by GR Alliance/KBHS or a service provider, could damage our reputation and result in the loss of customers or revenues, in sensitive personal information being publicly disclosed or misused and/or legal proceedings against us. We may incur significant expenses to resolve such issues. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, there can be no assurance our efforts to maintain the security and integrity of these systems will be effective or that attempted security breaches, cyber-attack, data theft or disruptions would not occur in the future, be successful or damaging.

We have invested significant resources over the past few years to develop and implement a new enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. There are inherent risks in undertaking this type of broad-based IT project and we have experienced complications and delays during the implementation process. We expect these will continue as we progress and expand the scope of the system in 2023 and that we will incur appreciable additional costs in doing so. In addition, the testing and use of the new system during this rollout could increase our exposure to the security risks and consequences discussed in the foregoing paragraph.
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
Additionally, we are involved in legal, arbitral or regulatory proceedings or investigations incidental to our business, the outcome or settlement of which could result in material claims, losses, monetary damage awards, penalties, or other direct or indirect payments recorded against our earnings, or injunctions, consent decrees or other voluntary or involuntary restrictions or adjustments to our business operations or practices. Any adverse results could be beyond our expectations, insurance coverages and/or accruals at particular points in time. Unfavorable outcomes, as well as unfavorable investor, analyst or news reports related to our industry, company, personnel, governance or operations, may also generate negative publicity, including on social media and the Internet, damaging our reputation and resulting in the loss of customers or revenues.
To reduce the risks and expected significant costs of defending intra-corporate proceedings in multiple venues and to help ensure that such matters are considered within a well-established body of law, our By-Laws provide that, subject to certain exceptions, Delaware state courts are the exclusive forum for specified internal corporate affairs actions. In addition, our board of directors recently amended our By-Laws to provide that federal courts are the exclusive forum for any action asserting a claim arising under the Securities Act of 1933, as amended, as discussed below in Item 9B – Other Information in this report. These provisions may limit a stockholder’s ability to bring a claim in their favored forum. At the same time, if a court were to allow for an alternative forum, or we waive the provision’s application, for a particular matter, we may incur additional costs associated with resolving an otherwise relevant action in another jurisdiction(s).
The European Union and state governments, notably California and Nevada, have enacted or enhanced data privacy regulations, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to address these data privacy risks and requirements, and our costs may increase significantly as risks become increasingly complex or if new or changing requirements are enacted, and based on how individuals exercise their rights. For example, in November 2020, California voters approved Proposition 24 (Consumer Personal Information Law and Agency Initiative), which will increase data privacy requirements for our business when its provisions take effect in 2023. Despite our efforts, any noncompliance could result in our incurring substantial penalties and reputational damage.
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
Our financial results may be materially affected by the adoption of new or amended financial accounting standards, and regulatory or outside auditor guidance or interpretations. In addition, to the extent we expand our disclosures on our sustainability initiatives in line with certain private reporting frameworks and investor requests, or the proposed SEC rules mentioned above, if adopted, our failure to report accurately or achieve progress on our metrics on a timely basis, or at all, could adversely affect our reputation, business, financial performance and growth.
Pandemic Risks. An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our consolidated financial statements. We experienced significant impacts to our business during 2020, beginning in mid-March, due to the outbreak of COVID-19 and the related COVID-19 control responses by international, federal, state and local public health and governmental authorities, including quarantines, “stay-at-home” orders and similar mandates. Although we gradually resumed nearly all of our operations with the relaxing of the early COVID-19 control responses beginning late in our 2020 second quarter, we can provide no assurance as to whether any future public health efforts for COVID-19 will be intensified to such an extent, particularly in response to any resurgence in infections, whether due to the spread of any variants of the virus or otherwise, combined with the seasonal flu and/or other viruses, that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.
Should the adverse public health measures described above (or others that are currently unknown) occur, whether individually or collectively, we could experience decreases in our net orders, homes delivered, average selling prices, revenues and profitability, as we did during our 2020 second quarter, and such impacts could be material to our consolidated financial statements. Among other things, this could result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our inventory assets, and along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Credit Facility, the Term Loan, our senior notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt; or pay any dividends to our stockholders. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
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
Item 4.MINE SAFETY DISCLOSURES
Not applicable.

Information about our Executive Officers
The following table presents certain information regarding our executive officers as of December 31, 2022:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years	From – To

Jeffrey T. Mezger	67	Chairman, President and Chief Executive Officer (a)	2016	29
Jeff J. Kaminski	61	Executive Vice President and Chief Financial Officer	2010	12
Robert V. McGibney	48	Executive Vice President and Chief Operating Officer	2022	22	Executive Vice President and Co-Chief Operating Officer	2021-2022
					Regional President	2018-2021
					Division President and Regional General Manager	2016-2018
Albert Z. Praw	74	Executive Vice President, Real Estate and Business Development	2011	26
Brian J. Woram	62	Executive Vice President and General Counsel	2010	12
(a)Mr. Mezger has served as a director since 2006.
There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.
PART II
Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” As of December 31, 2022, there were 567 holders of record of our common stock.
Information regarding the shares of our common stock that may be issued under our equity compensation plans is provided below under Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this report.
The following table summarizes our purchases of our own equity securities during the three months ended November 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs ($000’s)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs ($000’s)
September 1-30	—	—	—	$200,000
October 1-31	1,826,349	$27.38	$50,000	150,000
November 1-30	71,001	29.14	—	150,000
Total	1,897,350	$27.44	$50,000
As of November 30, 2021, we had 331,400 shares authorized for repurchase under a share repurchase program approved by our board of directors in July 2021. On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock, replacing the prior board of directors authorization, as further discussed in Note 19 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report. In the 2022 fourth quarter, we purchased 1,826,349 shares of our common stock pursuant to this authorization at a total cost of $50.0 million, bringing our total repurchases in 2022 to 4,927,499 shares at a total cost of $150.0 million. As of November 30, 2022, we were authorized to repurchase up to $150.0 million of our outstanding common stock.
During the three months ended November 30, 2022, we also purchased certain previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the board of directors authorization.

Stock Performance Graph
The following graph compares the five-year cumulative total return of KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index for the periods ended November 30:
Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index and
Dow Jones US Home Construction Index

$200
$175
$150
$125
$100
$75
$50
2017
2018
2019
2020
2021
2022
KB Home
S&P 500 Index
Dow Jones US Home Construction Index

	2017	2018	2019	2020	2021	2022
KB Home	$100	$68	$113	$116	$134	$107
S&P 500 Index	100	106	123	145	185	168
Dow Jones US Home Construction Index	100	71	104	127	170	144
The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. The closing price of KB Home common stock on the New York Stock Exchange was $31.39 per share on November 30, 2022 and $39.99 per share on November 30, 2021. The performance of our common stock as presented above reflects past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2017 in KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index, including reinvestment of dividends.
Item 6.[RESERVED]
Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis below is focused on our 2022 and 2021 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2020 fiscal year specifically, as well as the year-over-year comparison of our 2021 financial performance to 2020, are located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, filed with the SEC on January 21, 2022, which is available on our investor relations website at investor.kbhome.com and the SEC website at www.sec.gov.

RESULTS OF OPERATIONS
Overview. Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenues:
Homebuilding	$6,880,362	$5,705,029	$4,167,702	21%	37%
Financial services	23,414	19,901	15,472	18	29
Total	$6,903,776	$5,724,930	$4,183,174	21%	37%
Pretax income:
Homebuilding	$1,033,615	$656,911	$331,500	57%	98%
Financial services	38,451	38,435	32,543	—	18
Total	1,072,066	695,346	364,043	54	91
Income tax expense	(255,400)	(130,600)	(67,800)	(96)	(93)
Net income	$816,666	$564,746	$296,243	45%	91%
Earnings per share:
Basic	$9.35	$6.22	$3.26	50%	91%
Diluted	$9.09	$6.01	$3.13	51%	92%
Our 2022 fiscal year operating environment and, as a result, business performance were exceptionally volatile, with positive housing market conditions continuing from 2021 through most of the 2022 first half, downshifting considerably in the 2022 third quarter and for the remainder of the year. In the 2022 second half, U.S. housing demand weakened significantly compared to the year-earlier period, with the combination of sharply higher mortgage interest rates since early 2022, elevated inflation, several years of rising housing prices, financial market turbulence, and various other macroeconomic and geopolitical concerns negatively affecting consumer budgets, including their ability to qualify for mortgage loans, and confidence, both generally and specifically as to purchasing a home.
Despite these substantial headwinds, in 2022, we generated year-over-year improvements in our financial results through our ongoing focus on balancing pace, price and construction starts at each community to enhance our returns and build a substantial backlog, and the favorable pricing and housing supply/demand environment prevailing in the 2022 first half and prior periods, when most buyers contracted to purchase the homes delivered this year. However, our 2022 performance was offset by the difficult conditions during the 2022 second half, as well as supply chain challenges and higher construction costs, as described below.
Homebuilding revenues for 2022 grew 21% from the previous year due to an increase in housing revenues that reflected a 2% increase in the number of homes delivered to 13,738 and an 18% increase in the overall average selling price of those homes to $500,800. Approximately 53% of homes delivered in 2022 were to first-time homebuyers. Homebuilding operating income for 2022 rose 57% year over year to $1.04 billion and, as a percentage of homebuilding revenues, expanded 350 basis points to 15.1%. The increase in our homebuilding operating income margin was driven by significant improvements in both housing gross profit margin and selling, general and administrative expenses as a percentage of housing revenues. Our pretax income margin improved 340 basis points to 15.5%. Net income and diluted earnings per share increased 45% and 51%, respectively, each as compared to 2021.
Our return on equity (“ROE”) for 2022 improved 470 basis points to 24.6%, compared to 19.9% for 2021. ROE is calculated as net income for the year divided by average stockholders’ equity, where average stockholders’ equity is based on the ending stockholders’ equity balances of the trailing five quarters.
We generated $183.4 million in cash from operating activities in 2022 and ended the year with total liquidity of $1.26 billion, comprised of $328.5 million of cash and cash equivalents and $933.4 million of available capacity under our Credit Facility. Although we made substantial investments in land acquisition and land development in the 2022 first half, extending our efforts in 2020 and 2021 to expand our scale and support future community count growth, we pivoted in the 2022 third quarter in response to softening housing market conditions to emphasize developing the land positions we already owned or controlled under land option contracts and other similar contracts. As the housing market continued to slow in the 2022 fourth quarter, we further reduced our land investment activity, as described below under “Liquidity and Capital Resources.”
The housing affordability and other pressures described above caused many prospective buyers in the 2022 second half to pause their homebuying decisions or cancel their home purchase contracts with us, contributing to substantial year-over-year decreases in our net orders and net order value in third quarter that became more pronounced in the fourth quarter. In the 2022 fourth quarter, our year-over-year net orders and net order value declined 80% and 79%, respectively, reflecting a significant reduction in our monthly net orders per community, partly offset by an 11% increase in our average community count due to new community openings and fewer communities selling out. Our cancellation rate as a percentage of gross orders for the 2022 fourth quarter increased to a historically high 68%, from 13% for the corresponding 2021 quarter. With the substantial decline in net orders in the 2022 second half, our ending backlog value at November 30, 2022 decreased 25% from the previous year to approximately $3.69 billion.
Since 2020, we have experienced intensifying building material cost pressures, particularly for lumber, and production capacity issues with some of our main product suppliers, reflecting sustained high levels of homebuilding and renovation activity combined with supply chain disruptions stemming from international and domestic COVID-19 control responses. In 2021 and 2022, we, like other homebuilders, continued to experience production challenges due to these supply chain disruptions, as well as ongoing restricted construction services availability and delays with respect to state and municipal construction permitting, inspection and utility processes, which have been disrupted by key equipment shortages. While we have implemented measures to help mitigate these disruptions, as discussed above under Item 1 – Business in this report, they extended our construction cycle times and delayed deliveries throughout 2021 and 2022. We believe these challenging circumstances affecting our land development and home construction activities will generally persist and possibly worsen in 2023.
Though we expect affordability pressures and consumer uncertainty to have a significant negative impact on our net orders in 2023 compared to corresponding prior-year periods, we believe the long-term housing market outlook remains positive and we are well positioned to meet current market conditions with our affordable product offerings, lot supply, strong balance sheet and liquidity. We plan to continue to focus on generating cash flows from our homebuilding operations and managing our product offerings, home pricing, sales pace and inventory levels to optimize our returns, subject to housing market conditions.
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2022	2021	2020
Revenues:
Housing	$6,880,362	$5,694,668	$4,150,793
Land	—	10,361	16,909
Total	6,880,362	5,705,029	4,167,702
Costs and expenses:
Construction and land costs
Housing	(5,210,802)	(4,466,053)	(3,365,509)
Land	(2,541)	(3,258)	(14,942)
Total	(5,213,343)	(4,469,311)	(3,380,451)
Selling, general and administrative expenses	(629,645)	(574,376)	(470,779)
Total	(5,842,988)	(5,043,687)	(3,851,230)
Operating income	1,037,374	661,342	316,472
Interest income	704	1,049	2,554
Equity in income (loss) of unconsolidated joint ventures	(865)	(405)	12,474
Loss on early extinguishment of debt	(3,598)	(5,075)	—
Homebuilding pretax income	$1,033,615	$656,911	$331,500

	Years Ended November 30,
	2022	2021	2020
Homes delivered	13,738	13,472	10,672
Average selling price	$500,800	$422,700	$388,900
Housing gross profit margin as a percentage of housing revenues	24.3%	21.6%	18.9%
Adjusted housing gross profit margin as a percentage of housing revenues	24.8%	21.8%	19.6%
Selling, general and administrative expense as a percentage of housing revenues	9.2%	10.1%	11.3%
Operating income as a percentage of homebuilding revenues	15.1%	11.6%	7.6%
Revenues. Homebuilding revenues of $6.88 billion for 2022 grew 21% from the prior year due to an increase in housing revenues, partly offset by a decrease in land sale revenues.
Housing revenues in 2022 grew 21% from the previous year, due to a 2% increase in the number of homes delivered and an 18% increase in their overall average selling price that primarily reflected the favorable housing market environment in the 2022 first half and earlier periods when most buyers contracted to purchase those homes, as well as product and geographic mix shifts of homes delivered. Although the homes delivered in 2022 were impacted by the ongoing supply chain disruptions and other production-related issues that extended our cycle times, as described above under “Overview,” housing revenues increased in all four of our homebuilding reporting segments, reflecting double-digit increases in average selling prices in each segment.
We had no land sale revenues in 2022, compared to $10.4 million in 2021. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income grew 57% in 2022, as compared to the previous year, reflecting higher housing gross profits, partly offset by an increase in selling, general and administrative expenses. In 2022 and 2021, homebuilding operating income included total inventory-related charges of $37.3 million and $12.0 million, respectively, as discussed in Note 7 – Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report. As a percentage of homebuilding revenues, our homebuilding operating income for 2022 improved 350 basis points year over year to 15.1%. Excluding inventory-related charges for both periods, our homebuilding operating income margin improved 380 basis points to 15.6% in 2022 from 11.8% in 2021.
•Housing Gross Profits – In 2022, housing gross profits increased by $440.9 million, or 36%, to $1.67 billion from 2021. The year-over-year improvement reflected increases in both our housing revenues and housing gross profit margin. Housing gross profits for 2022 and 2021 included inventory-related charges associated with housing operations of $34.8 million and $12.0 million, respectively.
Housing gross profit margin increased 270 basis points from the previous year, mainly as a result of the favorable housing market environment in the 2022 first half and earlier periods when most buyers purchased the homes delivered, which more than offset higher construction costs (approximately 280 basis points); and lower amortization of previously capitalized interest as a percentage of housing revenues (approximately 60 basis points). These favorable impacts were partly offset by increased expenses to support current operations (approximately 30 basis points); an increase in inventory-related charges (approximately 30 basis points); and other miscellaneous factors (approximately 10 basis points). As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 2.0% for 2022 and 2.6% for 2021. Excluding the inventory-related charges associated with housing operations described above, our adjusted housing gross profit margin increased 300 basis points to 24.8% in 2022 from 21.8% in 2021. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits (Losses) – Land sale losses of $2.6 million for 2022 were comprised solely of an inventory impairment charge related to a parcel of land previously held for future development that we plan to sell. In 2021, land sales generated profits of $7.1 million.

•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Years Ended November 30,
	2022	% of Housing Revenues	2021	% of Housing Revenues	2020	% of Housing Revenues
Marketing expenses	$136,262	2.0%	$117,481	2.1%	$116,590	2.8%
Commission expenses (a)	220,466	3.2	217,608	3.8	164,507	3.9
General and administrative expenses	272,917	4.0	239,287	4.2	189,682	4.6
Total	$629,645	9.2%	$574,376	10.1%	$470,779	11.3%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for 2022 increased 10% from the prior year, primarily due to higher costs associated with performance-based employee compensation plans, as well as expenses incurred to support our higher community count. In addition, general and administrative expenses in 2021 benefited from a $4.3 million Employee Retention Credit (“ERC”), which is described in Note 14 – Income Taxes in the Notes to Consolidated Financial Statements in this report. Marketing expenses in 2022 rose from the prior year primarily due to higher advertising and other costs to support our higher average community count. Our selling, general and administrative expenses as a percentage of housing revenues improved 90 basis points in 2022, largely reflecting lower external sales commissions and increased operating leverage due to our higher housing revenues as compared to the previous year, partly offset by the above-mentioned higher expenses.
Interest Income/Expense. Interest income, which is generated from short-term investments, totaled $.7 million in 2022 and $1.0 million in 2021. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. The amount of interest incurred generally fluctuates based on the average amount of debt outstanding for the period and the interest rate on that debt. In 2022, total interest incurred of $120.9 million was essentially even with $120.5 million incurred in 2021. All interest incurred during 2022 and 2021 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. As a result, we had no interest expense for 2022 or 2021. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income (loss) of unconsolidated joint ventures was nominal for both 2022 and 2021. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Loss on Early Extinguishment of Debt. Our $3.6 million loss on early extinguishment of debt in 2022 was associated with the retirement of $350.0 million in aggregate principal amount of our 7.50% senior notes due September 15, 2022 (“7.50% Senior Notes due 2022”) before their maturity date. Our $5.1 million loss on early extinguishment of debt in 2021 was associated with our purchase, pursuant to a tender offer that expired on June 8, 2021, of $269.8 million in aggregate principal amount of our 7.00% senior notes due December 15, 2021 (“7.00% Senior Notes due 2021”) prior to their maturity date. Further information regarding these transactions is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.

Net Orders, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog, and community count for the years ended November 30, 2022 and 2021 (dollars in thousands):

	Years Ended November 30,
	2022	2021
Net orders	10,856	16,206
Net order value (a)	$5,620,196	$7,683,990
Cancellation rate (b)	26%	10%
Ending backlog — homes	7,662	10,544
Ending backlog — value	$3,691,559	$4,951,725
Ending community count	246	217
Average community count	222	214
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
Net Orders. Net orders from our homebuilding operations decreased 33% from 2021 with the pace of monthly net orders per community slowing 35% to 4.1. The value of our 2022 net orders declined 27% from 2021 as the decrease in net orders was partly offset by a 9% increase in the overall average selling price of those orders. Both net orders and net order value were down on a year-over-year basis in each of our four homebuilding reporting segments.
Our net order results for 2022 reflect the generally favorable 2022 first half housing market conditions and the significant weakening in the 2022 second half, as described above under “Overview.” Reflecting the considerable second-half housing market slowdown and our prioritizing delivering our backlog and protecting our margins over pursuing incremental gross orders, our net orders and net order value declined significantly on a year-over-year basis in the 2022 third quarter. The year-over-year decreases became more pronounced in the 2022 fourth quarter, with net orders and net order value down 80% and 79%, respectively, from the year-earlier quarter and decreasing in each of our four homebuilding reporting segments. In addition, our cancellation rate as a percentage of gross orders rose sharply in the 2022 third quarter and increased further in the fourth quarter to 68%, compared to 13% in the year-earlier quarter.
Backlog. The number of homes in our backlog at November 30, 2022 decreased 27% from the previous year, mainly due to the year-over-year decline in our 2022 net orders. The potential future housing revenues in our backlog at November 30, 2022 decreased 25% year over year as a result of fewer homes in our backlog, partly offset by a 3% increase in the average selling price of those homes. The number of homes in backlog and backlog value decreased in each of our four homebuilding reporting segments, with decreases in value ranging from 48% in our West Coast segment to 4% in our Southeast segment. Substantially all the homes in our backlog at November 30, 2022 are expected to be delivered during the year ending November 30, 2023.
Community Count. Our average community count for 2022 increased 4% from the previous year, and our ending community count increased 13%. The year-over-year increases in our average and ending community counts primarily reflected new community openings and fewer communities selling out. While we made substantial investments in land acquisition and land development in 2022, as we did in 2021, to support community count growth, we pivoted our land investment strategy beginning in the 2022 third quarter in response to softening housing market demand, as discussed below under “Liquidity and Capital Resources.”

HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Years Ended November 30,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2022	2021	2022	2021	2022	2021
West Coast	4,186	4,008	3,032	4,425	25%	10%
Southwest	2,592	2,574	2,090	3,247	18	7
Central	4,339	4,630	3,417	5,504	32	12
Southeast	2,621	2,260	2,317	3,030	25	11
Total	13,738	13,472	10,856	16,206	26%	10%

	Net Order Value			Average Community Count
Segment	2022	2021	Variance	2022	2021	Variance
West Coast	$2,208,610	$3,164,684	(30)%	65	60	8%
Southwest	947,758	1,342,562	(29)	39	36	8
Central	1,520,520	2,119,617	(28)	76	78	(3)
Southeast	943,308	1,057,127	(11)	42	40	5
Total	$5,620,196	$7,683,990	(27)%	222	214	4%

	November 30,
	Backlog – Homes			Backlog – Value
Segment	2022	2021	Variance	2022	2021	Variance
West Coast	1,287	2,441	(47)%	$923,015	$1,764,911	(48)%
Southwest	1,692	2,194	(23)	748,296	910,583	(18)
Central	2,989	3,911	(24)	1,319,862	1,548,574	(15)
Southeast	1,694	1,998	(15)	700,386	727,657	(4)
Total	7,662	10,544	(27)%	$3,691,559	$4,951,725	(25)%
As discussed above under Item 1 – Business in this report, the composition of our homes delivered, net orders and backlog shifts with the product and geographic mix of our active communities and the corresponding average selling prices of the homes ordered and delivered at these communities in any particular period, changing as new communities open and existing communities wind down or sell out in the ordinary course. In addition, with our Built to Order model, the selling prices of individual homes within a community may vary due to differing lot sizes and locations, home square footage, product premiums and the design studio options and upgrades buyers select in the community. These intrinsic variations in our business limit the comparability of our homes delivered, net orders and backlog, as well as their corresponding values, between sequential and year-over-year periods, in addition to the effect of prevailing economic or housing market conditions in or across any particular periods.
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment described in Note 2 – Segment

Information in the Notes to Consolidated Financial Statements in this report. Corporate and other had operating losses of $145.3 million in 2022, $148.9 million in 2021 and $107.2 million in 2020.
The financial results of our homebuilding reporting segments for 2022 improved largely due to year-over-year increases in the average selling prices of homes delivered that reflected the favorable pricing and supply/demand environment in the 2022 first half and prior periods when most buyers contracted to purchase the homes delivered, as well as the product and geographic mix shifts of homes delivered. At the same time, results were negatively affected by construction services and building material cost pressures, as well as supply chain disruptions and other production-related challenges, as described above under “Overview.”
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Revenues	$3,050,506	$2,552,382	$1,748,582	20%		46%
Construction and land costs	(2,345,754)	(2,044,274)	(1,480,775)	(15)		(38)
Selling, general and administrative expenses	(184,619)	(162,461)	(129,744)	(14)		(25)
Operating income	$520,133	$345,647	$138,063	50%		150%

Homes delivered	4,186	4,008	2,869	4%		40%
Average selling price	$728,700	$636,800	$609,400	14%		4%
Operating income as a percentage of revenues	17.1%	13.5%	7.9%	360	bps	560	bps

This segment’s revenues, which were generated solely from housing operations in both 2022 and 2021, grew 20% due to an increase in the number of homes delivered and the higher average selling price of those homes. Operating income improved significantly from 2021, reflecting higher housing gross profits, partially offset by higher selling, general and administrative expenses and a $2.6 million land sale loss, which was comprised solely of an impairment charge related to a parcel of land previously held for future development that we plan to sell. As a percentage of revenues, this segment’s 2022 operating income increased from the previous year, reflecting a 330 basis-point expansion in the housing gross profit margin to 23.2%, and a 30 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.1%. The housing gross profit margin expansion was primarily driven by the favorable housing market environment in the 2022 first half and earlier periods when most buyers contracted to purchase the homes delivered, and lower relative amortization of previously capitalized interest. These favorable impacts were partly offset by higher construction costs and an increase in inventory-related charges impacting the housing gross profit margin. Such inventory-related charges rose to $24.8 million in 2022, compared to $11.0 million in 2021. The improvement in this segment’s selling, general and administrative expenses as a percentage of housing revenues was mainly due to lower external sales commissions.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenues	$1,110,045	$965,139	$796,810	15%	21%
Construction and land costs	(789,651)	(702,947)	(596,512)	(12)	(18)
Selling, general and administrative expenses	(82,002)	(75,375)	(66,415)	(9)	(13)
Operating income	$238,392	$186,817	$133,883	28%	40%

	Years Ended November 30,			Variance
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Homes delivered	2,592	2,574	2,385	1%		8%
Average selling price	$428,300	$371,300	$327,300	15%		13%
Operating income as a percentage of revenues	21.5%	19.4%	16.8%	210	bps	260	bps
This segment’s revenues in 2022 were generated solely from housing operations. In 2021, revenues were generated from both housing operations and land sales. Housing revenues for 2022 grew 16% year over year from $955.7 million, mainly due to an increase in the average selling price of homes delivered. Land sale revenues totaled $9.4 million in 2021. Operating income increased from the previous year, mainly due to higher housing gross profits, partially offset by higher selling, general and administrative expenses and the absence of land sale profits in the current year. As a percentage of revenues, operating income improved from 2021, primarily due to a 220 basis-point increase in the housing gross profit margin to 28.9%, and a 50 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.4%. The housing gross profit margin expansion mainly reflected the favorable housing market environment in the 2022 first half and earlier periods when most buyers contracted to purchase the homes delivered, and lower relative amortization of previously capitalized interest, partly offset by higher construction costs. Land sales generated profits of $7.1 million in 2021. The improvement in this segment’s selling, general and administrative expenses as a percentage of housing revenues was mainly due to lower external sales commissions and increased operating leverage from higher housing revenues.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Revenues	$1,749,231	$1,503,857	$1,192,869	16%		26%
Construction and land costs	(1,336,986)	(1,172,926)	(941,381)	(14)		(25)
Selling, general and administrative expenses	(140,248)	(130,773)	(122,712)	(7)		(7)
Operating income	$271,997	$200,158	$128,776	36%		55%

Homes delivered	4,339	4,630	3,932	(6)%		18%
Average selling price	$403,100	$324,800	$303,400	24%		7%
Operating income as a percentage of revenues	15.6%	13.3%	10.8%	230	bps	250	bps
This segment’s revenues, which were generated solely from housing operations in 2022 and 2021, improved 16% from the prior year, reflecting an increase in the average selling price of homes delivered, partly offset by a decrease in the number of homes delivered. Operating income increased from 2021, reflecting growth in housing gross profits, partially offset by higher selling, general and administrative expenses. In 2022, the improvement in operating income as a percentage of revenues reflected a 160 basis-point expansion in the housing gross profit margin to 23.6% and a 70 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.0%. The housing gross profit margin expanded from the previous year primarily due to the favorable housing market environment in the 2022 first half and earlier periods when most buyers contracted to purchase the homes delivered, and lower relative amortization of previously capitalized interest, partly offset by higher construction costs and an increase in inventory-related charges. The housing gross margin for 2022 included inventory-related charges of $3.3 million, compared to nominal charges in 2021. The year-over-year improvement in this segment’s selling, general and administrative expenses as a percentage of housing revenues mainly reflected lower external sales commissions and increased operating leverage from higher housing revenues.

Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Revenues	$970,580	$683,651	$429,441	42%		59%
Construction and land costs	(731,813)	(541,471)	(355,242)	(35)		(52)
Selling, general and administrative expenses	(86,585)	(64,516)	(51,248)	(34)		(26)
Operating income	$152,182	$77,664	$22,951	96%		238%

Homes delivered	2,621	2,260	1,486	16%		52%
Average selling price	$370,300	$302,100	$288,600	23%		5%
Operating income as a percentage of revenues	15.7%	11.4%	5.3%	430	bps	610	bps
This segment’s revenues for 2022 were generated solely from housing operations. In 2021, revenues were generated from both housing operations and nominal land sales. Housing revenues for 2022 rose 42% year over year from $682.7 million due to increases in both the number of homes delivered and the average selling price of those homes. Operating income increased from 2021, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income rose from 2021 due to a 380 basis-point increase in the housing gross profit margin to 24.6% that mainly reflected the favorable pricing environment and housing supply/demand environment in the 2022 first half and earlier periods when most buyers contracted to purchase the homes delivered, a shift in product and geographic mix, and lower relative amortization of previously capitalized interest, partly offset by higher construction costs and an increase in inventory-related charges. The housing gross margin for 2022 included inventory-related charges of $5.7 million, compared to nominal charges in 2021. In addition, selling, general and administrative expenses as a percentage of housing revenues improved 50 basis points from 2021 to 8.9%, primarily due to lower internal and external commissions, and increased operating leverage as a result of higher housing revenues.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Years Ended November 30,
	2022	2021	2020
Revenues	$23,414	$19,901	$15,472
Expenses	(5,762)	(5,055)	(4,083)
Equity in income of unconsolidated joint ventures	20,799	23,589	21,154
Pretax income	$38,451	$38,435	$32,543

Total originations (a):
Loans	8,402	9,225	7,580
Principal	$3,335,837	$3,252,054	$2,457,522
Percentage of homebuyers using KBHS	71%	76%	77%
Average FICO score	734	729	723

Loans sold (a):
Loans sold to GR Alliance	7,563	7,706	7,900
Principal	$3,026,290	$2,744,685	$2,536,689
Loans sold to other third parties	861	1,293	310
Principal	$287,436	$420,119	$102,363

	Years Ended November 30,
	2022	2021	2020
Mortgage loan origination mix (a):
Conventional/non-conventional loans	67%	61%	56%
FHA loans	20%	26%	28%
Other government loans	13%	13%	16%

Loan type (a):
Fixed	98%	99%	99%
ARM	2%	1%	1%
(a)Loan originations and sales occurred within KBHS.
Revenues. Our financial services reporting segment, which includes the operations of KB HOME Mortgage Company, generates revenues primarily from insurance commissions and title services. The year-over-year growth in our financial services revenues for 2022 reflected increases in both title services revenues and insurance commissions.
Pretax income. Our financial services pretax income for 2022 was essentially even with the previous year as improved results from our insurance and title services businesses were offset by a decrease in the equity in income of unconsolidated joint ventures. In 2022, the equity in income of our unconsolidated joint venture, KBHS, decreased 12% year over year as a result of a decrease in KBHS’ income. KBHS’ income decreased from the previous year due to lower margins on loan originations, reflecting increased competition in the primary mortgage market amid rising interest rates, partly offset by a $20.3 million gain resulting from a substantial increase in the fair value of interest rate lock commitments (“IRLCs”) within the joint venture. This gain reflected a greater number of customers who elected to lock their mortgage interest rates and for relatively extended periods in 2022, aligned with their expected home delivery date, due to the sharp rise in such rates during the year. The principal amount of loan originations increased 3% in 2022 mainly due to a 2% increase in the number of homes we delivered and an 18% increase in the average selling price of those homes, partly offset by a decrease in the percentage of homebuyers using KBHS. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	Years Ended November 30,
	2022	2021	2020
Income tax expense	$255,400	$130,600	$67,800
Effective income tax rate	23.8%	18.8%	18.6%
Our effective tax rate for 2022 increased from the previous year, mainly due to a $26.9 million decrease in federal tax credits we recognized and a $5.3 million decrease in excess tax benefits related to stock-based compensation, partly offset by a $1.6 million decrease in non-deductible compensation expense.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax (“CAMT”) of 15% on adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases after December 31, 2022. If applicable, the CAMT will not be effective for us until our fiscal year ending November 30, 2024. The IRA also extends the federal tax credit for building new energy-efficient homes for homes delivered from January 1, 2022 (retroactively) through December 31, 2032, as well as modifies and increases it starting in 2023. Previously, the federal tax credit expired for homes delivered after December 31, 2021. The federal tax credits we recognized in 2022 reflected the impact of the extension under the IRA. We are currently evaluating the other potential effects of the IRA on our consolidated financial statements.
In June 2020, California enacted tax legislation that approved the suspension of California net operating loss (“NOL”) deductions for tax years 2020, 2021 and 2022. On February 9, 2022, California enacted legislation restoring the NOL deduction for tax years beginning on or after January 1, 2022, which would be effective for our 2023 fiscal year. Although the suspension of California NOL deductions did not have an impact on our income tax expense for the years ended November 30, 2022, 2021 and 2020, it contributed to the year-over-year increases in the amount of income taxes we paid in 2022 and 2021.

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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Years Ended November 30,
	2022	2021	2020
Housing revenues	$6,880,362	$5,694,668	$4,150,793
Housing construction and land costs	(5,210,802)	(4,466,053)	(3,365,509)
Housing gross profits	1,669,560	1,228,615	785,284
Add: Inventory-related charges (a)	34,760	11,953	28,669
Adjusted housing gross profits	$1,704,320	$1,240,568	$813,953
Housing gross profit margin as a percentage of housing revenues	24.3%	21.6%	18.9%
Adjusted housing gross profit margin as a percentage of housing revenues	24.8%	21.8%	19.6%
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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
As of November 30, 2022, we had $1.34 billion in aggregate principal amount of outstanding senior notes, $150.0 million of borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”), which are listed on Exhibit 22. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes and the Credit Facility and the Term Loan.
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
Pursuant to the terms of the indenture governing the senior notes and the terms of the Credit Facility and Term Loan, if any of the Guarantor Subsidiaries ceases to be a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X using a 5% rather than a 10% threshold (provided that the assets of our Non-Guarantor Subsidiaries do not in the aggregate exceed 10% of an adjusted measure of our consolidated total assets), it will be automatically and unconditionally released and discharged from its guaranty of the senior notes, the Credit Facility and the Term Loan so long as all guarantees by such Guarantor Subsidiary of any other of our or our subsidiaries’ indebtedness are terminated at or prior to the time of such release.
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

November 30, 2022
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$265,916
Inventories	5,118,252
Amounts due from Non-Guarantor Subsidiaries	403,249
Total assets	6,404,755

Liabilities and Stockholders’ Equity
Notes payable	1,836,001
Amounts due to Non-Guarantor Subsidiaries	283,280
Total liabilities	2,977,348
Stockholders’ equity	3,427,407

Year Ended November 30, 2022
Summarized Statement of Operations Data (in thousands)
Revenues	$6,610,005
Construction and land costs	(4,973,783)
Selling, general and administrative expenses	(622,257)
Interest income from Non-Guarantor Subsidiaries	15,337
Pretax income	1,029,836
Net income	783,636
LIQUIDITY AND CAPITAL RESOURCES
Overview. We have funded our homebuilding and financial services activities over the last several years with:
• internally generated cash flows;
• public issuances of debt securities;
• borrowings under the Credit Facility;
• the Term Loan;
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
•dividends paid to stockholders; and
•repurchases of our common stock.
Cash flows for each of our communities depend on their stage of development and can differ significantly from reported earnings. Early stages of development or expansion require significant cash outflows for land acquisition, zoning plat and other approvals, land development, and construction of model homes, roads, utilities, landscape and other items. Because these costs are capitalized as a component of our inventory and are not recognized in our income statement until a home is delivered, we incur significant cash outflows prior to the recognition of earnings. In the later stages of a community as homes are delivered, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with the land and home construction were previously incurred.
We ended 2022 with total liquidity of $1.26 billion, including cash and cash equivalents and $933.4 million of available capacity under the Credit Facility. Based on our financial position as of November 30, 2022, and our business forecast for 2023 as discussed below under “Outlook,” we have no material concerns related to our liquidity. While the softening in homebuyer demand in the 2022 second half indicates potential liquidity risks, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. Our material cash requirements include the following contractual and other obligations:
Notes Payable. We have outstanding variable-rate borrowings under the Credit Facility and the Term Loan, and outstanding fixed-rate senior notes and mortgages and land contracts due to land sellers and other loans with varying maturities. As of November 30, 2022, our notes payable had an aggregate principal amount of $1.85 billion, with $3.2 million payable within 12 months. Future interest payments associated with the Term Loan and our senior notes totaled $616.0 million as of November 30, 2022, with $100.4 million payable within 12 months. The Credit Facility and the Term Loan will mature on February 18, 2027 and August 25, 2026, respectively. Our next senior note maturity is our $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027. Further information regarding our notes payable is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Leases. We have operating leases for certain property and equipment with an expected term at the commencement date of more than 12 months. As of November 30, 2022, the future minimum payments required under these leases totaled $30.2 million, with $10.6 million payable within 12 months. Further information regarding our leases is provided in Note 13 – Leases in the Notes to Consolidated Financial Statements in this report.
Inventory-Related Obligations. As of November 30, 2022, we had inventory-related obligations totaling $19.1 million, comprised of liabilities for inventory not owned associated with financing arrangements as discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, as well as liabilities for fixed or determinable amounts associated with tax increment financing entity (“TIFE”) assessments. Approximately $5.6 million of these inventory-related obligations are payable within 12 months. However, TIFE assessment obligations are paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.
Investments in Land and Land Development. Our investments in land and land development decreased 5% to $2.40 billion in 2022, compared to $2.53 billion in 2021, reflecting a 24% year-over-year increase for the first half of the year that was more than offset by a 29% year-over-year decrease in the second half of the year. While we made substantial investments in land acquisition and land development in the 2022 first half, extending our efforts in 2020 and 2021 to expand our scale and support future community count growth, we pivoted in the 2022 third quarter in response to softening housing market conditions to emphasize developing land positions we already own or control under land option contracts and other similar contracts. We also evaluated our transaction pipeline and moved to renegotiate pricing and terms for many deals while abandoning others that no longer met our investment return standards. As the housing market continued to slow in the 2022 fourth quarter, we decided to further reduce our land investment activity to align with our growth expectations for that period and 2023. In addition, we modified our land development strategy, electing to build in smaller phases, and in some cases, to defer the start of the next phase of lots to align with expected demand in certain local areas. Reflecting these shifts in our land strategy, our land acquisition investments for the 2022 fourth quarter decreased 74% to $68.0 million, compared to $258.5 million, with our total land and land development expenditures for the quarter decreasing 29% year over year to $442.7 million, compared to $621.7 million.
Approximately 34% of our total investments in land and land development in 2022 were related to land acquisitions, compared to approximately 50% in 2021. Although we made strategic investments in land and land development in each of our homebuilding reporting segments during 2022 and 2021, approximately 50% and 53%, respectively, of these investments for each year were made in our West Coast homebuilding reporting segment.
In 2023, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards, though we anticipate at a lower level than in the past two years. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	November 30, 2022		November 30, 2021		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	19,302	$2,425,141	23,539	$2,300,096	(4,237)	$125,045
Southwest	8,841	993,059	12,339	875,438	(3,498)	117,621
Central	24,001	1,278,420	28,961	995,811	(4,960)	282,609
Southeast	16,651	846,556	21,929	631,484	(5,278)	215,072
Total	68,795	$5,543,176	86,768	$4,802,829	(17,973)	$740,347
The carrying value of lots we owned or controlled under land option contracts and other similar contracts at November 30, 2022 increased 15% year over year, reflecting our investments in land and land development during 2022 and a greater number of homes in the later stages of the construction cycle. The number of lots we owned or controlled under land option contracts and other similar contracts at November 30, 2022 decreased 21% from November 30, 2021, primarily reflecting the above-mentioned pivot in our land investment strategy, which included our abandoning 15,678 previously controlled lots in the 2022 second half. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 30% at November 30, 2022, compared to 44% at November 30, 2021. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards. The number of lots in inventory as of November 30, 2022 included 5,543 lots under contract where the associated deposits were refundable at our discretion, compared to 12,434 of such lots at November 30, 2021.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at November 30, 2022, we estimate the remaining purchase price to be paid would be as follows: 2023 – $655.7 million; 2024 – $304.2 million; 2025 – $57.2 million; 2026 – $86.7 million; 2027 – $6.0 million; and thereafter – $3.3 million.

Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	November 30,
	2022	2021
Cash and cash equivalents	$328,517	$290,764
Credit Facility commitment	1,090,000	800,000
Borrowings outstanding under the Credit Facility	(150,000)	—
Letters of credit outstanding under the Credit Facility	(6,650)	(8,618)
Credit Facility availability	933,350	791,382
Total liquidity	$1,261,867	$1,082,146

The majority of our cash equivalents at November 30, 2022 and 2021 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	November 30,
	2022	2021	Variance
Credit Facility	$150,000	$—	$150,000
Term Loan	357,485	—	357,485
Mortgages and land contracts due to land sellers and other loans	4,760	5,327	(567)
Senior notes	1,326,266	1,679,700	(353,434)
Total	$1,838,511	$1,685,027	$153,484
Our financial leverage, as measured by the ratio of debt to capital, was 33.4% at November 30, 2022, compared to 35.8% at November 30, 2021. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
On June 22, 2022, we completed the underwritten public offering of $350.0 million in aggregate principal amount of 7.25% senior notes due July 15, 2030 (“7.25% Senior Notes due 2030”) at 100% of their aggregate principal amount. On July 7, 2022, we used the net proceeds from the issuance of the 7.25% Senior Notes due 2030, together with cash on hand, to retire our outstanding $350.0 million in aggregate principal amount of 7.50% Senior Notes due 2022 before their September 15, 2022 maturity date, by redemption pursuant to the optional redemption terms specified for such notes.
LOC Facility. We maintain an LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of November 30, 2022 and 2021, we had letters of credit outstanding under the LOC Facility of $36.4 million and $34.6 million, respectively.
Performance Bonds. As discussed in Note 17 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.27 billion and $1.11 billion of performance bonds outstanding at November 30, 2022 and 2021, respectively.
Unsecured Revolving Credit Facility. On February 18, 2022, we entered into an amendment to our Credit Facility that increased its borrowing capacity from $800.0 million to $1.09 billion and extended its maturity from October 7, 2023 to February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2022, we had $150.0 million cash borrowings and $6.7 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Under the terms of the Credit Facility and the Term Loan, as discussed below, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, consolidated leverage ratio (“Leverage Ratio”), and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum liquidity level, each as defined therein. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and the Term Loan and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements under the Credit Facility and the Term Loan are set forth below:
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
•Leverage Ratio – We must also maintain a Leverage Ratio of less than or equal to .60 at the end of each fiscal quarter. The Leverage Ratio is calculated as the ratio of our consolidated total indebtedness to the sum of consolidated total indebtedness and consolidated tangible net worth, all as defined under the Credit Facility and the Term Loan.
•Interest Coverage Ratio or liquidity – We are also required to maintain either (a) an Interest Coverage Ratio of greater than or equal to 1.50 at the end of each fiscal quarter; or (b) a minimum level of liquidity, but not both. The Interest Coverage Ratio is the ratio of our consolidated adjusted EBITDA to consolidated interest incurred, each as defined under the Credit Facility and the Term Loan, in each case for the previous 12 months. Our minimum liquidity is required to be greater than or equal to consolidated interest incurred, as defined under the Credit Facility and the Term Loan, for the four most recently ended fiscal quarters in the aggregate.
In addition, under the Credit Facility and the Term Loan, our equity investments in joint ventures and Non-Guarantor Subsidiaries and other unconsolidated entities as of the end of each fiscal quarter cannot exceed the sum of (a) $104.8 million and (b) 20% of consolidated tangible net worth. Further, for so long as we do not hold an investment grade credit rating, as defined under the Credit Facility and the Term Loan, the Credit Facility and the Term Loan do not permit our borrowing base indebtedness, which, subject to certain exceptions, is the aggregate principal amount of our and certain of our subsidiaries’ outstanding indebtedness for borrowed money and non-collateralized financial letters of credit, to be greater than our borrowing base (a measure relating to our inventory and unrestricted cash assets).
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of November 30, 2022:

Financial Covenants and Other Requirements	Covenant Requirement			Actual
Consolidated tangible net worth	>	$2.50	billion	$3.62	billion
Leverage Ratio	<	.600		.339
Interest Coverage Ratio (a)	>	1.500		10.571
Minimum liquidity (a)	>	$120.2	million	$178.5	million
Investments in joint ventures and Non-Guarantor Subsidiaries	<	$828.9	million	$280.2	million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a		$2.59	billion
(a)Under the terms of the Credit Facility and the Term Loan, we are required to maintain either a minimum Interest Coverage Ratio or a minimum level of liquidity.
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
As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility and the Term Loan, which would restrict our payment of certain dividends, such as cash dividends on our common stock, if a default under the Credit Facility or the Term Loan exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2022, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $4.8 million, secured primarily by the underlying property, which had an aggregate carrying value of $31.3 million.
Senior Unsecured Term Loan. On August 25, 2022, we entered into the Term Loan with the lenders party thereto, and on October 3, 2022 obtained an additional lender commitment thereunder, pursuant to which the lenders committed up to $360.0 million. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
On November 14, 2022, we borrowed $360.0 million in aggregate principal amount under the Term Loan and, on November 15, 2022, we used a portion of the proceeds for the redemption at par of our $350.0 million in aggregate principal amount of 7.625% senior notes due May 15, 2023 (“7.625% Senior Notes due 2023”).
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of November 30, 2022, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit with a third-party lender and secured by the underlying property and related project assets. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2022.
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
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Years Ended November 30,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$183,418	$(37,296)	$310,678
Investing activities	(71,773)	(38,084)	(26,563)
Financing activities	(73,583)	(315,013)	(56,444)
Net increase (decrease) in cash and cash equivalents	$38,062	$(390,393)	$227,671
Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash provided by operating activities in 2022 mainly reflected net income of $816.7 million and a net increase in accounts payable, accrued expenses and other liabilities of $53.1 million, partly offset by a net increase in inventories of $785.6 million and a net increase in receivables of $19.9 million. Net cash used in operating activities in 2021 primarily reflected a net increase in inventories of $897.8 million and a net increase in receivables of $32.0 million, partly offset by net income of $564.7 million and a net increase in accounts payable, accrued expenses and other liabilities of $181.6 million.
Investing Activities. In 2022, our net cash used in investing activities included $45.2 million for net purchases of property and equipment and $28.4 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $1.9 million return of investments in unconsolidated joint ventures. In 2021, our uses of cash included $39.4 million for net purchases of property and equipment and $11.5 million for contributions to unconsolidated joint ventures. These uses of cash were partly offset by a $12.8 million return of investments in unconsolidated joint ventures.
Financing Activities. In 2022, the year-over-year change in net cash used in financing activities was mainly due to financing transactions we completed during the year. In 2022, cash was used for the repayment of $350.0 million in aggregate principal amount of our 7.50% Senior Notes due 2022, $350.0 million in aggregate principal amount of our 7.625% Senior Notes due 2023, stock repurchases totaling $150.0 million, dividend payments on our common stock of $52.5 million, tax payments associated with stock-based compensation awards of $15.9 million, payments of debt issuance costs of $11.1 million and payments on mortgages and land contracts due to land sellers and other loans of $.6 million. The cash used was partially offset by borrowings under the Term Loan of $360.0 million, cash provided from our public offering of $350.0 million in aggregate principal amount of 7.25% Senior Notes due 2030, and net borrowings under the Credit Facility of $150.0 million. In 2021, net cash was used for the repayment of $450.0 million in aggregate principal amount of our 7.00% Senior Notes due 2021, stock repurchases totaling $188.2 million, dividend payments on our common stock of $54.1 million, tax payments associated with stock-based compensation awards of $12.3 million, payments of debt issuance costs of $4.8 million and payments on mortgages and land contracts due to land sellers and other loans of $2.3 million. The cash used was partially offset by cash provided from our public offering of $390.0 million in aggregate principal amount of 4.00% senior notes due June 15, 2031 (“4.00% Senior Notes due 2031”), and $11.7 million of issuances of common stock under employee stock plans.
Dividends. Our board of directors declared, and we paid, four quarterly cash dividends of $.15 per share of common stock in 2022 and 2021. Cash dividends declared and paid during the years ended November 30, 2022 and 2021 totaled $.60 per share of common stock. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Shelf Registration Statement. We have an automatically effective universal shelf registration statement that was filed with the SEC on July 9, 2020 (“2020 Shelf Registration”). The 2020 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions.
Share Repurchase Program. On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock. This authorization replaced a prior board of directors authorization, which had 331,400 shares remaining for repurchase. In 2022, we repurchased 4,927,499 shares of our common stock on the open market pursuant to this authorization at a total cost of $150.0 million. Repurchases under the new authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of November 30, 2022, we were authorized to repurchase up to $150.0 million of our outstanding common stock.
On April 7, 2022, our board of directors also terminated a separate stock repurchase authorization it made in 2014 for the repurchase of not more than 680,000 shares of our outstanding common stock, solely as necessary for director elections in respect of outstanding stock appreciation rights awards granted under our Non-Employee Directors Compensation Plan (“Director Plan SARs”). As the remaining outstanding Director Plan SARs expired in April 2022, this stock repurchase authorization was no longer needed.
As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. In 2023, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. Our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions or moderated investor and/or lender interest or capacity stemming from unfavorable industry trends described above under “Overview” or other factors and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
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
We evaluated five, one and 11 communities or land parcels for recoverability as of November 30, 2022, 2021 and 2020, respectively. The carrying values of those communities or land parcels evaluated as of November 30, 2022, 2021 and 2020 were $118.7 million, $29.9 million and $123.4 million, respectively. The number and corresponding carrying value of communities or land parcels evaluated as of November 30, 2022 reflected the then-current conditions and trends in the markets where the communities are located. In addition, we evaluated land held for future development for recoverability as of November 30, 2022, 2021 and 2020.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. These factors may include recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the year ended November 30, 2022, these expectations considered the weakening in U.S. housing market demand in the year’s second half, elevated inflation levels, and rising interest rates, the significant year-over-year decreases in our net orders per community in the 2022 third and fourth quarters driven in part by a substantial increase in cancellations, our lower year-end backlog, both in number of homes and value, estimated average selling prices and housing gross profit margins based on the current and anticipated conditions in the markets where assessed assets are located, and the impacts of supply-chain disruptions as well as delays with respect to state and municipal permitting, inspection and utility processes on our construction cycle times. Based on these recoverability considerations, we recognized inventory impairment charges for certain inventory assets in 2022, as described below.
Generally, a community must have a projected gross margin percentage below 5% to potentially not meet the recoverability test and proceed to the fair value evaluation described below. Our overall gross margin in the 2022 fourth quarter was 22.4%, and as of November 30, 2022, only a few communities had gross margins below 5%. However, if there is a sustained economic slowdown or other factor(s) that lead to moderate or significant decreases in new home prices in certain submarkets, more communities could begin to approach gross margin levels where we would conduct a fair value analysis. Any resulting impairment(s) from such an analysis(es) could be material. Additionally, we have $85.0 million of deposits and pre-acquisition costs at November 30, 2022 related to land option contracts and other similar contracts. If there are events that lead to moderate or significant decreases in new home prices, we could elect to cancel several such contracts, resulting in the write-off of the related deposits and pre-acquisition costs.
The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2022	2021	2020
Inventory impairments:
Number of communities or land parcels written down to fair value	4	2	10
Pre-impairment carrying value of communities or land parcels written down to fair value	$65,372	$27,923	$69,211
Inventory impairment charges	(24,077)	(9,903)	(22,723)
Post-impairment fair value	$41,295	$18,020	$46,488
Land option contract abandonments charges	$13,224	$2,050	$5,946
The inventory impairment charges in 2022, 2021 and 2020 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities, mainly by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
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
We record an inventory impairment charge on a community or land parcel that is active or held for future development when indicators of potential impairment exist and the carrying value of the real estate asset is greater than the undiscounted future net cash flows the asset is expected to generate. These real estate assets are written down to fair value, which is primarily determined based on the estimated future net cash flows discounted for inherent risk associated with each such asset, or other valuation techniques. Inputs used in our calculation of estimated discounted future net cash flows are specific to each affected real estate asset and are based on our expectations for each such asset as of the applicable measurement date, including, among others, expectations related to average selling prices and volume of homes delivered. The discount rates used in our estimated discounted cash flows ranged from 17% - 21% in 2022, 18% - 19% in 2021, and 17% - 18% during 2020. The discount rates we used were impacted by one or more of the following at the time the calculation was made: the risk-free rate of return; expected risk premium based on estimated land development, home construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to land development or home construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located.
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
As of November 30, 2022, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $102.9 million, representing eight communities and various other land parcels. As of November 30, 2021, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $87.7 million, representing 11 communities and various other land parcels.
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
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2022 within five years. The following table presents as of November 30, 2022 and 2021, respectively, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
2022	$2,173.8	39%	$2,982.2	54%	$367.4	7%	$19.8	—%	$5,543.2
2021	2,646.3	55	1,961.3	41	176.5	4	18.7	—	4,802.8
The inventory balances in the 0-2 years and 3-5 years categories were located throughout all of our homebuilding reporting segments, though mostly in our West Coast, Southwest and Central segments. These categories collectively represented 93% and 96% of our total inventories as of November 30, 2022 and 2021, respectively. The inventory balances in the 6-10 years and greater than 10 years categories were primarily located in our Central and Southeast segments, and together totaled $387.2 million at November 30, 2022, compared to $195.2 million at November 30, 2021. The inventories in the 6-10 years and greater than 10 years categories as of November 30, 2022 and 2021 were mostly comprised of active, multi-phase communities with large remaining land positions.

Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated, especially in periods of volatile housing market or economic conditions, such as occurred during the 2022 second half.
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
We believe the carrying value of our inventory balance as of November 30, 2022 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, including, among other things, from increases in mortgage interest rates, higher inflation, worsening supply chain and/or other production-related challenges, or negative effects from any ongoing or reinstituted COVID-19 control responses, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
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
Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. Based on this assessment, we may from time to time adjust our warranty accrual rates, which would be applied on a prospective basis to homes delivered. Although adjustments to the accrual rates are generally infrequent, they may be necessary when actual warranty expenditures have increased or decreased on a sustained basis, as was the case in recent years when we reduced our warranty accrual rates to reflect favorable trends in our warranty expenditures. Based on our assessment, we may also make adjustments to our previously recorded accrued warranty liability. Such adjustments are recorded in the period in which the change in estimate occurs. During 2021 and 2020, we made adjustments to reduce our accrued warranty liability by $4.0 million and $3.6 million, respectively. There were no such adjustments during 2022. While we believe we may face increased future home warranty and construction defect claims associated with replacing or servicing substitute products or materials used in some instances to address supply shortages in certain served markets or communities, as discussed above under Item 1A - Risk Factors in this report, as of the date of this report, we have not made any adjustments to our accrued liabilities associated with this potential risk. We have not made any material changes in the methodology used to establish our accrued warranty liability during 2022, 2021 and 2020. Our accrued warranty liability is presented on a gross basis for all years without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.
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
The amount of our self-insurance liability is based on an analysis performed by a third-party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim may be made, and the ultimate resolution of any such construction defect claim. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported. Therefore, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. During 2022 and 2021, we recorded adjustments to increase our previously recorded liabilities by $7.0 million and $6.8 million, respectively. In 2020, we recorded adjustments to reduce our previously recorded liabilities by $4.0 million. The adjustments in 2022, 2021 and 2020 resulted from changes in estimates due to actual claims experience differing from previous actuarial projections and, in turn, impacting actuarial estimates for existing and potential future claims. We have not made any material changes in our methodology used to establish our self-insurance liabilities during 2022, 2021 or 2020.
The projection of losses related to these liabilities requires the use of actuarial assumptions. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. A 10% increase in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in increases of approximately $28.3 million in our liability and approximately $11.5 million in our receivable as of November 30, 2022, and additional expense of approximately $16.9 million for 2022. A 10% decrease in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in decreases of approximately $25.7 million in our liability and approximately $7.8 million in our receivable as of November 30, 2022, and a reduction to expense of approximately $18.0 million for 2022.
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
INFLATION
We, along with the homebuilding industry, have been adversely affected by rising inflation in the U.S. economy throughout 2022, which, among other things, increased our land and construction costs, particularly the costs of building materials and construction service providers’ rates, warranty repair costs, and compensation and benefit expenses to attract and retain talent, and is expected to continue to do so in 2023. We generally enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes a significant period of time before development and/or sales efforts commence. Accordingly, to the extent land acquisition costs are fixed, subsequent increases or decreases in our home selling prices will affect our profits. As the selling price of each of our homes is fixed at the time a buyer enters into a home purchase contract, and because we generally commence construction of a home only after we have a signed purchase contract with a homebuyer, any interim construction-related cost inflation can result in lower housing gross profit margins. In order to help, but not entirely moderate that effect, we typically enter into fixed-price contracts with our larger trade partners and building material suppliers for specified periods of time.
Inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability. In the 2022 second half, we saw a weakening in housing demand as inflationary pressures and mortgage interest rates increased, which contributed to the significant year-over-year decline in our net orders and ending backlog for the year as described above under “Overview.” Inflation may also increase our financing costs, as borrowings under our Credit Facility and Term Loan typically accrue interest at a variable rate based on SOFR, which can float higher with inflation.
We expect the inflationary pressures on our business to continue in 2023. While we attempt to pass on increases in our costs through increased home selling prices, market forces, such as the housing market slowdown as we experienced in the 2022 second half, can limit our ability to do so. If we are unable to raise selling prices enough to compensate for higher costs, or if mortgage loan interest rates continue to increase significantly, our revenues, housing gross profit margin and net income could be adversely affected.
RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements are discussed in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.

OUTLOOK
We believe several long-term housing market fundamental factors remain positive, including favorable demographics, a decade-plus underproduction of new homes in relation to population growth and low resale home inventory. However, the combination of sharply higher mortgage interest rates since early 2022, several years of rising housing prices, elevated inflation and various other macroeconomic and geopolitical concerns, weakened housing demand in the 2022 second half. We anticipate these affordability pressures and consumer uncertainty will continue to impact housing demand into 2023, with lower net orders and higher cancellation rates anticipated for the first half of the year as compared to the corresponding prior-year period. Through the first six weeks of our 2023 first quarter, our net orders were down 68% relative to the comparable year-earlier period.
Given current conditions, and depending on the market dynamics and the size and construction stage of the backlog within each community, we are being more aggressive with pricing reductions and other concessions ahead of the Spring selling season to generate new orders. Based on the actions we are taking and planning to take during the quarter to stimulate gross orders, we anticipate net orders in the 2023 first quarter to be down between 50% and 60% year over year against a strong comparison in the prior-year period. At the same time, with the deceleration in housing starts compared to a year ago, we are pursuing reductions in our direct construction costs and cycle times to help offset any such pricing adjustments and other concessions we may implement. We are committed to reducing our cycle times to achieve deliveries within a more traditional timeframe of between six and seven months from home sale to delivery.
We believe we are in a strong position to navigate the current environment, with a solid balance sheet and anticipated healthy cash flow in 2023. We remain committed to continuing to moderate our land investments until market conditions improve, as well as maintaining a balanced approach to capital allocation to maximize long-term stockholder value. In addition, we believe our differentiating, highly customer-centric Built to Order business model and operational capabilities will help us to effectively meet evolving consumer preferences and budgets. With our substantial backlog value of $3.69 billion at November 30, 2022, we believe we can achieve our projected results for 2023, subject to the factors and risks described in this report.
Our present outlook for the 2023 first quarter and full year are as follows:
2023 First Quarter –
•We expect to generate housing revenues in the range of $1.25 billion to $1.40 billion, compared to $1.39 billion for the corresponding 2022 period, and anticipate our average selling price to be in the range of $490,000 to $500,000, compared to $486,100 in the year-earlier period.
•We expect our homebuilding operating income margin as a percentage of revenues to be in the range of 9.5% to 10.5%, assuming no inventory-related charges, compared to 12.2% for the year-earlier quarter.
◦We expect our housing gross profit margin to be in the range of 20.0% to 21.0%, assuming no inventory-related charges, compared to 22.4% for the corresponding 2022 quarter.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.3% to 10.8%, compared to 10.2% for the 2022 first quarter.
•We expect our effective tax rate will be approximately 23%. The effective tax rate for the year-earlier quarter was approximately 25%.
•We expect our average community count to increase in the range of 15% to 20% from the 2022 first quarter.
2023 Full Year –
Due to significant uncertainty and limited forward visibility regarding 2023 housing market, macroeconomic and geopolitical conditions, which are anticipated to be challenging compared to prior periods, the Company is providing guidance as to the full fiscal year only for the following:
•We expect our housing revenues to be in the range of $5.00 billion to $6.00 billion, a decrease from $6.88 billion in 2022.
Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies). The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during 2022 to moderate persistent U.S. inflation, and the further actions it may take, are expected to be an ongoing headwind for the housing market in 2023, as they have elevated mortgage loan interest rates and created macroeconomic uncertainty and financial market turbulence that, among other things, has tempered consumer demand for homes. In addition, we believe the supply chain disruptions and construction cost pressures described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations will generally persist in 2023. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in 2022, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues and returns.
FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this report, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts, stockholders and others during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “hope,” and similar expressions constitute forward-looking statements. In addition, any statements that we may make or provide concerning future financial or operating performance (including without limitation future revenues, community count, homes delivered, net orders, selling prices, sales pace per community, expenses, expense ratios, housing gross profits, housing gross profit margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of our backlog (including amounts that we expect to realize upon delivery of homes included in our backlog and the timing of those deliveries), the value of our net orders, potential future asset acquisitions and the impact of completed acquisitions, future share issuances or repurchases, future debt issuances, repurchases or redemptions and other possible future actions are also forward-looking statements as defined by the Act. Forward-looking statements are based on our current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements. If we update or revise any such statement(s), no assumption should be made that we will further update or review that statement(s) or update or revise any other such statement(s). In addition, forward-looking and other statements in this report and in other public or oral disclosures that express or contain opinions, views or assumptions about market or economic conditions; the success, performance, effectiveness and/or relative positioning of our strategies, initiatives or operational activities; and other matters, may be based in whole or in part on general observations of our management, limited or anecdotal evidence and/or business or industry experience without in-depth or any particular empirical investigation, inquiry or analysis.
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
•the execution of any securities repurchases pursuant to our board of directors authorization;
•material and trade costs and availability, including building materials and appliances, and delays related to state and municipal construction, permitting, inspection and utility processes, which have been disrupted by key equipment shortages;
•consumer and producer price inflation;
•changes in interest rates, including those set by the Federal Reserve, which the Federal Reserve has increased sharply in the past few quarters and signaled an intention to aggressively further increase to moderate inflation, available in the capital markets or from financial institutions and other lenders, and applicable to mortgage loans;

•our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;
•our compliance with the terms of the Credit Facility and the Term Loan;
•volatility in the market price of our common stock;
•home selling prices, including our homes’ selling prices being unaffordable relative to consumer incomes;
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
•the availability and cost of land in desirable areas and our ability to timely and efficiently develop acquired land parcels and open new communities;
•impairment, land option contract abandonment or other inventory-related charges, including any stemming from decreases in the value of our land assets;
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
Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We enter into debt obligations primarily to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our debt. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. We generally have no obligation to prepay our debt before maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed rate debt until we are required or elect to refinance or repurchase such debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our debt obligations as of November 30, 2022 and 2021 (dollars in thousands):

	As of November 30, 2022 and for the Years Ending November 30,							Fair Value at November 30, 2022
	2023	2024	2025	2026	2027	Thereafter	Total
Fixed Rate	$—	$—	$—	$—	$300,000	$1,040,000	$1,340,000	$1,205,875
Weighted Average Effective Interest Rate	—%	—%	—%	—%	7.1%	5.5%	5.9%
Variable Rate (a)	$—	$—	$—	$360,000	$150,000	$—	$—	$510,000
Weighted Average Effective Interest Rate	—%	—%	—%	5.6%	5.1%	—%	5.4%
(a) The interest rates for our variable rate debt, which is comprised of borrowings outstanding under the Credit Facility and the Term Loan, represents the weighted average interest rates in effect at November 30, 2022. Based upon the amount of variable rate debt outstanding at November 30, 2022, and holding the variable rate debt balance constant, each 100 basis-point increase in interest rates would increase the interest we incur by approximately $5.1 million per year.

	As of November 30, 2021 and for the Years Ending November 30,							Fair Value at November 30, 2021
	2022	2023	2024	2025	2026	Thereafter	Total
Fixed Rate	$350,000	$350,000	$—	$—	$—	$990,000	$1,690,000	$1,796,500
Weighted Average Effective Interest Rate	7.7%	7.5%	—%	—%	—%	5.3%	6.2%
Unconsolidated Joint Ventures. The tables above do not include debt of our unconsolidated joint ventures. For a discussion pertaining to the debt of our homebuilding and financial services unconsolidated joint ventures, see Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

Our financial services unconsolidated joint venture, KBHS, is exposed to interest rate risk as it relates to its lending activities, including originating mortgage loans and providing IRLCs to customers. KBHS enters into best efforts forward sale commitments with secondary market investors to manage the risk of adverse interest rate movements that could impact the fair value of IRLCs. Best efforts forward sale commitments allow KBHS to agree on the sales price of the underlying loans that will be realized upon their sale into the secondary market. KBHS does not engage in speculative or trading derivative activities. KBHS’ entire loan portfolio is held for sale and subject to best efforts forward sale commitments. Further information is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2022	2021	2020
Total revenues	$6,903,776	$5,724,930	$4,183,174
Homebuilding:
Revenues	$6,880,362	$5,705,029	$4,167,702
Construction and land costs	(5,213,343)	(4,469,311)	(3,380,451)
Selling, general and administrative expenses	(629,645)	(574,376)	(470,779)
Operating income	1,037,374	661,342	316,472
Interest income	704	1,049	2,554
Equity in income (loss) of unconsolidated joint ventures	(865)	(405)	12,474
Loss on early extinguishment of debt	(3,598)	(5,075)	—
Homebuilding pretax income	1,033,615	656,911	331,500
Financial services:
Revenues	23,414	19,901	15,472
Expenses	(5,762)	(5,055)	(4,083)
Equity in income of unconsolidated joint ventures	20,799	23,589	21,154
Financial services pretax income	38,451	38,435	32,543
Total pretax income	1,072,066	695,346	364,043
Income tax expense	(255,400)	(130,600)	(67,800)
Net income	$816,666	$564,746	$296,243
Earnings per share:
Basic	$9.35	$6.22	$3.26
Diluted	$9.09	$6.01	$3.13
Weighted average shares outstanding:
Basic	86,861	90,401	90,464
Diluted	89,348	93,587	94,086
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended November 30,
	2022	2021	2020
Net income	$816,666	$564,746	$296,243
Other comprehensive income (loss):
Postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the period	17,463	2,664	(8,412)
Amortization of net actuarial loss	1,090	1,575	963
Amortization of prior service cost	—	86	425
Other comprehensive income (loss) before tax	18,553	4,325	(7,024)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(5,009)	(1,168)	1,897
Other comprehensive income (loss), net of tax	13,544	3,157	(5,127)
Comprehensive income	$830,210	$567,903	$291,116
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2022	2021
Assets
Homebuilding:
Cash and cash equivalents	$328,517	$290,764
Receivables	322,767	304,191
Inventories	5,543,176	4,802,829
Investments in unconsolidated joint ventures	46,785	36,088
Property and equipment, net	89,234	76,313
Deferred tax assets, net	160,868	177,378
Other assets	101,051	104,153
	6,592,398	5,791,716
Financial services	59,532	44,202
Total assets	$6,651,930	$5,835,918

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$412,525	$371,826
Accrued expenses and other liabilities	736,971	756,905
Notes payable	1,838,511	1,685,027
	2,988,007	2,813,758
Financial services	3,128	2,685
Stockholders’ equity:
Preferred stock — $1.00 par value; 10,000,000 shares authorized; none issued	—	—
Common stock —$1.00 par value; 290,000,000 shares authorized at November 30, 2022 and 2021; 100,711,153 shares issued at November 30, 2022 and 2021	100,711	100,711
Paid-in capital	836,260	848,620
Retained earnings	3,143,578	2,379,364
Accumulated other comprehensive loss	(5,575)	(19,119)
Grantor stock ownership trust, at cost: 6,705,247 shares at November 30, 2022 and 2021	(72,718)	(72,718)
Treasury stock, at cost: 10,015,507 and 5,785,058 shares at November 30, 2022 and 2021, respectively	(341,461)	(217,383)
Total stockholders’ equity	3,660,795	3,019,475
Total liabilities and stockholders’ equity	$6,651,930	$5,835,918
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2022, 2021 and 2020
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2019	121,593	(7,631)	(24,356)	$121,593	$793,954	$2,157,183	$(15,506)	$(82,758)	$(591,344)	$2,383,122
Cumulative effect of adoption of ASC 842	—	—	—	—	—	1,510	—	—	—	1,510
Reclassification of stranded tax effects	—	—	—	—	—	1,643	(1,643)	—	—	—
Net income	—	—	—	—	—	296,243	—	—	—	296,243
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,127)	—	—	(5,127)
Dividends on common stock	—	—	—	—	—	(38,065)	—	—	—	(38,065)
Employee stock options/other	1,696	—	17	1,696	13,941	—	—	—	421	16,058
Stock awards	68	507	(15)	68	(5,120)	—	—	5,493	(441)	—
Stock-based compensation	—	—	—	—	21,531	—	—	—	—	21,531
Tax payments associated with stock-based compensation awards	—	—	(241)	—	—	—	—	—	(9,503)	(9,503)
Retirement of treasury stock	(23,488)	—	23,488	(23,488)	—	(549,618)	—	—	573,106	—
Balance at November 30, 2020	99,869	(7,124)	(1,107)	99,869	824,306	1,868,896	(22,276)	(77,265)	(27,761)	2,665,769
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(226)	—	—	—	(226)
Net income	—	—	—	—	—	564,746	—	—	—	564,746
Other comprehensive income, net of tax	—	—	—	—	—	—	3,157	—	—	3,157
Dividends on common stock	—	—	—	—	—	(54,052)	—	—	—	(54,052)
Employee stock options/other	798	—	—	798	10,891	—	—	—	—	11,689
Stock awards	44	419	199	44	(15,481)	—	—	4,547	10,890	—
Stock-based compensation	—	—	—	—	28,904	—	—	—	—	28,904
Stock repurchases	—	—	(4,669)	—	—	—	—	—	(188,175)	(188,175)
Tax payments associated with stock-based compensation awards	—	—	(208)	—	—	—	—	—	(12,337)	(12,337)
Balance at November 30, 2021	100,711	(6,705)	(5,785)	100,711	848,620	2,379,364	(19,119)	(72,718)	(217,383)	3,019,475
Net income	—	—	—	—	—	816,666	—	—	—	816,666
Other comprehensive income, net of tax	—	—	—	—	—	—	13,544	—	—	13,544
Dividends on common stock	—	—	—	—	—	(52,452)	—	—	—	(52,452)
Stock awards	—	—	1,088	—	(41,824)	—	—	—	41,824	—
Stock-based compensation	—	—	—	—	29,464	—	—	—	—	29,464
Stock repurchases	—	—	(4,928)	—	—	—	—	—	(150,000)	(150,000)
Tax payments associated with stock-based compensation awards	—	—	(391)	—	—	—	—	—	(15,902)	(15,902)
Balance at November 30, 2022	100,711	(6,705)	(10,016)	$100,711	$836,260	$3,143,578	$(5,575)	$(72,718)	$(341,461)	$3,660,795
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2022	2021	2020
Cash flows from operating activities:
Net income	$816,666	$564,746	$296,243
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(19,934)	(23,184)	(33,628)
Distributions of earnings from unconsolidated joint ventures	11,038	18,511	35,649
Amortization of debt issuance costs and premiums	2,322	2,852	2,498
Depreciation and amortization	32,319	28,640	28,396
Deferred income taxes	16,510	53,767	50,304
Loss on early extinguishment of debt	3,598	5,075	—
Stock-based compensation	29,464	28,904	21,531
Inventory impairments and land option contract abandonments	37,301	11,953	28,669
Changes in assets and liabilities:
Receivables	(19,885)	(32,014)	59,257
Inventories	(785,557)	(897,750)	(183,233)
Accounts payable, accrued expenses and other liabilities	53,097	181,625	4,091
Other, net	6,479	19,579	901
Net cash provided by (used in) operating activities	183,418	(37,296)	310,678
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(28,439)	(11,523)	(10,373)
Return of investments in unconsolidated joint ventures	1,900	12,838	12,651
Purchases of property and equipment, net	(45,234)	(39,399)	(28,841)
Net cash used in investing activities	(71,773)	(38,084)	(26,563)
Cash flows from financing activities:
Proceeds from issuance of debt	350,000	390,000	—
Repayment of senior notes	(703,598)	(455,075)	—
Payment of issuance costs	(11,064)	(4,813)	—
Borrowings under revolving credit facility	1,685,000	340,000	—
Repayments under revolving credit facility	(1,535,000)	(340,000)	—
Borrowings under senior unsecured term loan	360,000	—	—
Payments on mortgages and land contracts due to land sellers and other loans	(567)	(2,250)	(24,934)
Issuance of common stock under employee stock plans	—	11,689	16,058
Stock repurchases	(150,000)	(188,175)	—
Tax payments associated with stock-based compensation awards	(15,902)	(12,337)	(9,503)
Payments of cash dividends	(52,452)	(54,052)	(38,065)
Net cash used in financing activities	(73,583)	(315,013)	(56,444)
Net increase (decrease) in cash and cash equivalents	38,062	(390,393)	227,671
Cash and cash equivalents at beginning of year	292,136	682,529	454,858
Cash and cash equivalents at end of year	$330,198	$292,136	$682,529
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Operations. KB Home is a builder of attached and detached single-family residential homes, townhomes and condominiums. As of November 30, 2022, we conducted ongoing operations in Arizona, California, Colorado, Florida, Idaho, Nevada, North Carolina, Texas and Washington. We also offer various insurance products to our homebuyers in the same markets as our homebuilding reporting segments, and provide title services in the majority of our markets located within our Southwest, Central and Southeast homebuilding reporting segments. We offer mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, which is an unconsolidated joint venture between us and a third party.
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
Impact of COVID-19 Pandemic on Consolidated Financial Statements. Since mid-March 2020, the COVID-19 pandemic and related control responses have adversely affected many economic sectors, significantly disrupted the global supply chain and fueled producer price and consumer inflation. Our business was impacted by these issues in 2020, 2021 and 2022. We experienced, among other things, ongoing construction services availability constraints, supply chain bottlenecks and rising and volatile raw and other building material prices amid uneven availability. In addition, we encountered delays related to state and municipal construction permitting, inspection and utility processes, which have been disrupted by key equipment shortages. All these factors to varying degrees, extended our construction cycle times, delayed home deliveries and community openings and raised our costs. These factors could also negatively affect our growth, margins and financial results in future periods and result in our recognizing charges for inventory impairments or land option contract abandonments, or both, related to our inventory assets. The impact of any or all of these, among other factors, could be material to our consolidated financial statements.
In the 2020 second quarter, with the uncertainty surrounding the COVID-19 pandemic, and in prioritizing cash preservation and liquidity, we limited our land investments and curtailed our overhead expenditures, partly through workforce realignment and reductions. As a result, our selling, general and administrative expenses for 2020 included severance charges of $6.7 million.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $15.8 million at November 30, 2022 and $15.4 million at November 30, 2021. At November 30, 2022 and 2021, the majority of our cash equivalents was invested in interest-bearing bank deposit accounts.
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
Property and Equipment and Depreciation. Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows: computer software and equipment – two to 15 years; model furnishings and sales office improvements – two to three years; office furniture and equipment – three to 10 years; and leasehold improvements – life of the lease. Repair and maintenance costs are expensed as incurred. Depreciation expense totaled $32.3 million in 2022, $28.6 million in 2021 and $28.4 million in 2020.
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
Disaggregation of Revenues. Our homebuilding operations accounted for 99.7% of our total revenues for each of the years ended November 30, 2022 and 2021, with most of those revenues generated from home sale contracts with customers. Due to the nature of our revenue-generating activities, we believe the disaggregation of revenues as reported in our consolidated statements of operations, and as disclosed by homebuilding reporting segment in Note 2 – Segment Information and for our financial services reporting segment in Note 3 – Financial Services, fairly depicts how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
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
Our financial instruments consist of cash and cash equivalents, corporate-owned life insurance, outstanding borrowings under the Credit Facility and the Term Loan, senior notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques as appropriate. When available, we use quoted market prices in active markets to determine fair value.
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
Advertising Costs. We expense advertising costs as incurred. We incurred advertising costs of $37.1 million in 2022, $28.0 million in 2021 and $29.3 million in 2020.
Legal Fees. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized to inventories in our consolidated balance sheets as incurred. We expensed legal fees of $10.6 million in 2022, $11.5 million in 2021 and $11.6 million in 2020.
Stock-Based Compensation. We measure and recognize compensation expense associated with our grant of equity-based awards at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. We estimate the fair value of other equity-based awards using the closing price of our common stock on the grant date. For PSUs, we recognize compensation expense ratably over the vesting period when it is probable that stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change. We account for forfeitures of equity-based awards as they occur.
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
Accumulated Other Comprehensive Loss. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2022 and 2021 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss related to our benefit plan obligations. Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured.
Earnings Per Share. We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at November 30, 2022, 2021 or 2020.
Adoption of New Accounting Pronouncements. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires leases with original lease terms of more than 12 months to be recorded on the balance sheet. On December 1, 2019, we adopted ASU 2016-02 and its related amendments (collectively, “ASC 842”) using the modified retrospective method. The adoption of ASC 842 resulted in our recording lease right-of-use assets and lease liabilities of $31.2 million on our consolidated balance sheet as of December 1, 2019. Lease right-of-use assets are classified within other assets on our consolidated balance sheet, and lease liabilities are classified within accrued expenses and other liabilities. At the December 1, 2019 adoption date, we also recorded a cumulative effect adjustment to increase beginning retained earnings by $1.5 million, net of tax, to recognize a previously deferred gain on our sale and leaseback of an office building in 2019. The adoption of ASC 842 did not materially impact our consolidated statements of operations or consolidated cash flows. Further information regarding our leases is provided in Note 13 – Leases.
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
Recent Accounting Pronouncements Not Yet Adopted. In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We are currently evaluating the potential impact of adopting ASU 2020-04 and ASU 2021-01, but do not expect it to have a material impact on our consolidated financial statements.
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
As of November 30, 2022, our homebuilding reporting segments conducted ongoing operations in the following states:

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
We offer mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, our unconsolidated joint venture with GR Alliance. We and GR Alliance each have a 50.0% ownership interest, with GR Alliance providing management oversight of KBHS’ operations. The financial services reporting segment is separately reported in our consolidated financial statements.
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Years Ended November 30,
	2022	2021	2020
Revenues:
West Coast	$3,050,506	$2,552,382	$1,748,582
Southwest	1,110,045	965,139	796,810
Central	1,749,231	1,503,857	1,192,869
Southeast	970,580	683,651	429,441
Total	$6,880,362	$5,705,029	$4,167,702

Pretax income (loss):
West Coast	$519,524	$345,714	$151,039
Southwest	238,143	186,351	133,386
Central	272,002	200,159	128,802
Southeast	152,178	77,663	22,950
Corporate and other	(148,232)	(152,976)	(104,677)
Total	$1,033,615	$656,911	$331,500

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(612)	$62	$12,972
Southwest	(249)	(466)	(497)
Central	—	—	—
Southeast	(4)	(1)	(1)
Total	$(865)	$(405)	$12,474

Inventory impairment and land option contract abandonment charges:
West Coast	$27,354	$11,046	$21,941
Southwest	900	536	570
Central	3,318	131	5,520
Southeast	5,729	240	638
Total	$37,301	$11,953	$28,669

	November 30,
	2022	2021
Inventories:
West Coast	$2,425,141	$2,300,096
Southwest	993,059	875,438
Central	1,278,420	995,811
Southeast	846,556	631,484
Total	$5,543,176	$4,802,829

	November 30,
	2022	2021
Investments in unconsolidated joint ventures:
West Coast	$41,597	$33,576
Southwest	2,680	—
Central	—	—
Southeast	2,508	2,512
Total	$46,785	$36,088
Assets:
West Coast	$2,631,598	$2,520,374
Southwest	1,074,912	938,300
Central	1,493,486	1,168,242
Southeast	929,208	684,752
Corporate and other	463,194	480,048
Total	$6,592,398	$5,791,716
Note 3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2022	2021	2020
Revenues
Insurance commissions	$12,823	$10,486	$8,589
Title services	10,572	9,415	6,883
Other	19	—	—
Total	23,414	19,901	15,472
Expenses
General and administrative	(5,762)	(5,055)	(4,083)
Operating income	17,652	14,846	11,389
Equity in income of unconsolidated joint ventures	20,799	23,589	21,154
Pretax income	$38,451	$38,435	$32,543

	November 30,
	2022	2021
Assets
Cash and cash equivalents	$1,681	$1,372
Receivables	3,475	2,166
Investments in unconsolidated joint ventures	26,678	16,317
Other assets (a)	27,698	24,347
Total assets	$59,532	$44,202
Liabilities
Accounts payable and accrued expenses	$3,128	$2,685
Total liabilities	$3,128	$2,685
(a)Other assets at November 30, 2022 and 2021 included $27.6 million and $24.1 million, respectively, of contract assets for estimated future renewal commissions.

Note 4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2022	2021	2020
Numerator:
Net income	$816,666	$564,746	$296,243
Less: Distributed earnings allocated to nonvested restricted stock	(268)	(253)	(197)
Less: Undistributed earnings allocated to nonvested restricted stock	(3,904)	(2,366)	(1,329)
Numerator for basic earnings per share	812,494	562,127	294,717
Effect of dilutive securities:
Add: Undistributed earnings allocated to nonvested restricted stock	3,904	2,366	1,329
Less: Undistributed earnings reallocated to nonvested restricted stock	(3,796)	(2,286)	(1,278)
Numerator for diluted earnings per share	$812,602	$562,207	$294,768

Denominator:
Weighted average shares outstanding — basic	86,861	90,401	90,464
Effect of dilutive securities:
Share-based payments	2,487	3,186	3,622
Weighted average shares outstanding — diluted	89,348	93,587	94,086
Basic earnings per share	$9.35	$6.22	$3.26
Diluted earnings per share	$9.09	$6.01	$3.13
In 2022, 2021 and 2020, no outstanding stock options were excluded from the diluted earnings per share calculation. Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
Note 5.    Receivables
Receivables consisted of the following (in thousands):

	November 30,
	2022	2021
Due from utility companies, improvement districts and municipalities (a)	$181,443	$151,284
Recoveries related to self-insurance and other legal claims	76,581	95,063
Refundable deposits and bonds	17,610	13,681
Other	52,201	49,359
Subtotal	327,835	309,387
Allowance for doubtful accounts	(5,068)	(5,196)
Total	$322,767	$304,191
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

Note 6.    Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2022	2021
Homes completed or under construction	$2,414,675	$2,103,038
Land under development	3,128,501	2,699,791
Total	$5,543,176	$4,802,829
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
Land under development at November 30, 2022 and 2021 included land held for future development of $10.2 million and $44.6 million, respectively. Land held for future development principally relates to land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets are generally located in submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. At November 30, 2022 and 2021, land under development also included land held for sale of $11.4 million and $.6 million, respectively.
Our interest costs were as follows (in thousands):

	Years Ended November 30,
	2022	2021	2020
Capitalized interest at beginning of year	$161,119	$190,113	$195,738
Interest incurred	120,859	120,514	124,147
Interest amortized to construction and land costs (a)	(136,484)	(149,508)	(129,772)
Capitalized interest at end of year	$145,494	$161,119	$190,113
(a)Interest amortized to construction and land costs for the years ended November 30, 2021 and 2020 included nominal amounts related to land sales during the periods.
Note 7.    Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future deliveries; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability. We evaluated five, one and 11 communities or land parcels for recoverability as of November 30, 2022, 2021 and 2020, respectively. The carrying values of those communities or land parcels evaluated as of November 30, 2022, 2021 and 2020 were $118.7 million, $29.9 million and $123.4 million, respectively. In addition, we evaluated land held for future development for recoverability as of November 30, 2022, 2021 and 2020. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. These factors may include recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. With respect to the year ended

November 30, 2022, these expectations considered the weakening in U.S. housing demand in the year’s second half, rising interest rates, elevated inflation levels, and significant year-over-year decreases in our net orders per community in the 2022 third and fourth quarters, driven in part by a substantial increase in cancellations. We also considered our lower year-end backlog, both in number of homes and value; estimated average selling prices and housing gross profit margins based on the current and anticipated conditions in the markets where assessed assets are located; and ongoing supply-chain disruptions and delays with respect to state and municipal permitting, inspection and utility processes on our construction cycle times. Based on these recoverability considerations, we recognized inventory impairment charges for certain inventory assets in the 2022 fourth quarter, as described below. With respect to the year ended November 30, 2021, our expectations considered the year-over-year increases in our overall average net orders per community, backlog levels, homes delivered and housing gross profit margin during the period as well as our experience that conditions in the markets where assessed assets were located were relatively stable or improved, with no significant deterioration identified or projected, as to revenue or cost drivers that would prevent or otherwise impact recoverability. Our inventory is assessed for potential impairment on a quarterly basis, and the assumptions used are reviewed and adjusted, as necessary, to reflect the market conditions and trends and our expectations at the time each assessment is performed.
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
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to impaired communities, other than land held for sale, written down to fair value during the years presented:

Years Ended November 30,
Unobservable Input (a)	2022	2021	2020
Average selling price	$475,500 - $1,076,200	$471,000 - $949,400	$301,600 - $1,127,100
Deliveries per month	2 - 4	4 - 5	1 - 4
Discount rate	17% - 21%	18% - 19%	17% - 18%

(a)Ranges of inputs presented primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
Based on the results of our evaluations, we recognized inventory impairment charges of $24.1 million in 2022 related to four communities with a post-impairment fair value of $41.3 million. In 2021, we recognized inventory impairment charges of $9.9 million related to two communities with a post-impairment fair value of $18.0 million. In 2020, we recognized inventory impairment charges of $22.7 million related to 10 communities with a post-impairment fair value of $46.5 million. The impairment charges in 2022, 2021 and 2020 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities, mainly by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development. If we change our strategy or if there are changes in market conditions for any given asset, it is possible that we may recognize additional inventory impairment charges.
As of November 30, 2022, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $102.9 million, representing eight communities and various other land parcels. As of November 30, 2021, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $87.7 million, representing 11 communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our investment return standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $13.2 million in 2022, $2.1 million in 2021 and $5.9 million in 2020. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years, and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2022 within five years.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated, especially in periods of volatile housing market or economic conditions, such as occurred during the 2022 second half.
Note 8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at November 30, 2022 and 2021 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at November 30, 2022 and 2021 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
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

We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of November 30, 2022 and 2021, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2022		November 30, 2021
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$22,399	$635,502	$38,333	$1,093,669
Other land option contracts and other similar contracts	29,451	529,430	36,176	766,182
Total	$51,850	$1,164,932	$74,509	$1,859,851
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $33.1 million at November 30, 2022 and $38.1 million at November 30, 2021. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $5.1 million at November 30, 2022 and $26.5 million at November 30, 2021.
Note 9.    Investments in Unconsolidated Joint Ventures
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
We had investments in six unconsolidated joint ventures as of November 30, 2022 and 2021 and five unconsolidated joint ventures as of November 30, 2020. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2022	2021	2020
Revenues	$5,251	$14,818	$127,270
Construction and land costs	(3,875)	(12,398)	(93,162)
Other expenses, net	(2,935)	(2,640)	(8,850)
Income (loss)	$(1,559)	$(220)	$25,258
The combined revenues and construction and land costs for 2021 and 2020 included the results of an unconsolidated joint venture in California, which delivered its last home in the 2021 second quarter. For the year ended November 30, 2022, combined revenues and construction and land costs were generated from land sales.
The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	November 30,
	2022	2021
Assets
Cash	$14,066	$15,731
Receivables	3,394	795
Inventories	114,465	64,034
Other assets	633	50
Total assets	$132,558	$80,610
Liabilities and equity
Accounts payable and other liabilities	$8,369	$12,285
Notes payable (a)	34,396	—
Equity	89,793	68,325
Total liabilities and equity	$132,558	$80,610
(a)    As of November 30, 2022, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit it entered into with a third-party lender in April 2022 to finance its land acquisition, development and construction activities. Borrowings under this line of credit, which has a maximum commitment of $62.0 million, are secured by the underlying property and related project assets. The line of credit is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2022 or 2021.
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
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint ventures, primarily comprised of KBHS (in thousands):

	Years Ended November 30,
	2022	2021	2020
Revenues	$115,173	$126,398	$108,417
Expenses	(73,573)	(79,221)	(66,109)
Income	$41,600	$47,177	$42,308
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
The following table presents combined condensed balance sheet information for our financial services unconsolidated joint ventures, primarily comprised of KBHS (in thousands):

	November 30,
	2022	2021
Assets
Cash and cash equivalents	$28,120	$23,916
Mortgage loans held for sale	250,572	234,669
Other assets	33,176	14,060
Total assets	$311,868	$272,645

Liabilities and equity
Accounts payable and other liabilities	$15,590	$18,375
Funding facilities	242,944	221,633
Equity	53,334	32,637
Total liabilities and equity	$311,868	$272,645
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest rate lock commitments. KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $29.8 million at November 30, 2022 and $9.5 million at November 30, 2021. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were gains of $20.3 million, $2.8 million and $4.0 million for 2022, 2021 and 2020, respectively.
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
Funding facilities. KBHS maintains warehouse line of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of November 30, 2022. KBHS intends to renew these agreements when they expire at various dates in 2023. The warehouse line of credit and master repurchase agreements are not guaranteed by us or any of our Guarantor Subsidiaries.
Note 10.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	November 30,
	2022	2021
Computer software and equipment	$47,628	$39,938
Model furnishings and sales office improvements	100,276	87,702
Leasehold improvements, office furniture and equipment	18,910	17,922
Subtotal	166,814	145,562
Accumulated depreciation	(77,580)	(69,249)
Total	$89,234	$76,313
Note 11.    Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2022	2021
Cash surrender value of corporate-owned life insurance contracts	$55,591	$68,748
Lease right-of-use assets	25,469	27,508
Prepaid expenses	15,645	6,344
Debt issuance costs associated with unsecured revolving credit facility, net	4,346	1,553
Total	$101,051	$104,153

Note 12.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2022	2021
Self-insurance and other legal liabilities	$234,128	$239,129
Employee compensation and related benefits	182,443	192,549
Warranty liability	101,890	96,153
Customer deposits	76,738	71,032
Accrued interest payable	29,989	24,554
Lease liabilities	27,494	29,279
Inventory-related obligations (a)	19,136	36,146
Real estate and business taxes	17,557	17,563
Federal and state taxes payable	3,671	8,290
Other	43,925	42,210
Total	$736,971	$756,905
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
Note 13.    Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Some of our leases include one or more renewal options, the exercise of which is generally at our discretion. Such options are excluded from the expected term of the lease unless we determine it is reasonably certain the option will be exercised. Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments. In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization. Our lease population at November 30, 2022 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate offices, division offices and design studios, as well as certain equipment leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. For the years ended November 30, 2022, 2021 and 2020, our total lease expense was $20.7 million, $17.3 million and $17.7 million, respectively, and included short-term lease costs of $7.7 million, $4.7 million and $6.0 million, respectively. Variable lease costs and external sublease income for the years ended November 30, 2022, 2021 and 2020 were immaterial.
The following table presents our lease right-of-use assets, lease liabilities and the weighted-average remaining lease term and weighted-average discount rate (incremental borrowing rate) used in calculating the lease liabilities (dollars in thousands):

	November 30,
	2022	2021
Lease right-of-use assets (a)	$25,545	$27,693
Lease liabilities (b)	27,580	29,481
Weighted-average remaining lease term	3.5 years	3.8 years
Weighted-average discount rate (incremental borrowing rate)	5.0%	5.1%

(a)Represents lease right-of-use assets within our homebuilding operations and financial services operations of $25.5 million and $.1 million, respectively, at November 30, 2022, and $27.5 million and $.2 million, respectively, at November 30, 2021.
(b)Represents lease liabilities within our homebuilding operations and financial services operations of $27.5 million and $.1 million, respectively, at November 30, 2022, and $29.3 million and $.2 million, respectively, at November 30, 2021.

The following table presents additional information about our leases (in thousands):

	Years Ended November 30,
	2022	2021
Lease right-of-use assets obtained in exchange for new lease liabilities	$3,941	$1,526
Cash payments on lease liabilities	11,169	11,613
As of November 30, 2022, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2023	$10,589
2024	8,235
2025	6,159
2026	2,296
2027	1,761
Thereafter	1,122
Total lease payments	30,162
Less: Interest	(2,582)
Present value of lease liabilities	$27,580
Note 14.    Income Taxes
Income Tax Expense. The components of the income tax expense in our consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2022
Current	$(194,400)	$(49,500)	$(243,900)
Deferred	(2,900)	(8,600)	(11,500)
Income tax expense	$(197,300)	$(58,100)	$(255,400)

2021
Current	$(44,300)	$(33,700)	$(78,000)
Deferred	(47,200)	(5,400)	(52,600)
Income tax expense	$(91,500)	$(39,100)	$(130,600)

2020
Current	$(12,100)	$(3,500)	$(15,600)
Deferred	(36,200)	(16,000)	(52,200)
Income tax expense	$(48,300)	$(19,500)	$(67,800)
Our effective tax rates were 23.8% for 2022, 18.8% for 2021 and 18.6% for 2020.
In 2022, our income tax expense and effective tax rate reflected the favorable impacts of $22.6 million of federal tax credits we recognized primarily from building energy-efficient homes and $1.8 million of excess tax benefits related to stock-based compensation, partly offset by $9.7 million of non-deductible executive compensation expense under Internal Revenue Code

Section 162(m). In 2021, our income tax expense and effective tax rate reflected the favorable impacts of $49.5 million of federal tax credits we recognized primarily from building energy-efficient homes and $7.1 million of excess tax benefits related to stock-based compensation, partly offset by $11.3 million of non-deductible executive compensation expense. In 2020, our income tax expense and effective tax rate reflected the favorable impacts of $18.7 million of federal tax credits we recognized primarily from building energy-efficient homes and $12.0 million of excess tax benefits related to stock-based compensation, partly offset by $5.7 million of non-deductible executive compensation expense.
On August 16, 2022, the IRA was enacted into law. The IRA contains significant tax law changes, including a CAMT of 15% on adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases after December 31, 2022. If applicable, the CAMT will not be effective for us until our fiscal year ending November 30, 2024. The IRA also extends the federal tax credit for building new energy-efficient homes for homes delivered from January 1, 2022 (retroactively) through December 31, 2032, as well as modifies and increases it starting in 2023. Previously, the federal tax credit expired for homes delivered after December 31, 2021. The federal tax credits we recognized in 2022 reflected the impact of the extension under the IRA. We are currently evaluating the other potential effects of the IRA on our consolidated financial statements.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020, provided economic and other relief as a result of the COVID-19 pandemic. Among other things, the CARES Act accelerated the timetable for alternative minimum tax (“AMT”) credit refunds. As a result, in the 2020 second quarter, we filed a superseding 2019 federal income tax return claiming an additional refund of $39.3 million of AMT credits and reclassified this amount from deferred tax assets to receivables. We received this AMT credit refund in the 2021 first quarter. In the 2020 fourth quarter, an amended 2019 federal income tax return was filed to expedite our additional refund and to recognize federal tax credits we earned from building energy-efficient homes in 2019. These credits were in addition to the $43.3 million of AMT tax credits that we reclassified from deferred tax assets to receivables in the 2020 first quarter when we filed a preliminary 2019 federal income tax return. We received the $43.3 million AMT credit refund in the 2020 third quarter. Our accounting policy regarding the balance sheet presentation of AMT credits is to maintain the balance in deferred tax assets until a tax return is filed claiming a refund of a portion of the credit, at which time such amount will be presented in receivables.
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
In June 2020, California enacted tax legislation that approved the suspension of California NOL deductions for tax years 2020, 2021 and 2022. On February 9, 2022, California enacted legislation restoring the NOL deduction for tax years beginning on or after January 1, 2022, which would be effective for our 2023 fiscal year. Although the suspension of California NOL deductions did not have an impact on our income tax expense for the years ended November 30, 2022, 2021 or 2020, it contributed to the year-over-year increase in the amount of taxes we paid in 2022 and 2021.
Deferred Tax Assets, Net. Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2022	2021
Deferred tax liabilities:
Capitalized expenses	$32,646	$36,660
State taxes	18,698	20,558
Depreciation and amortization	8,628	3,926
Other	416	1,555
Total	60,388	62,699

	November 30,
	2022	2021
Deferred tax assets:
Warranty, legal and other accruals	$63,424	$54,826
NOLs from 2006 through 2022	60,680	73,662
Employee benefits	55,382	56,384
Inventory impairment and land option contract abandonment charges	24,871	30,767
Capitalized expenses	24,665	26,849
Partnerships and joint ventures	7,386	8,265
Tax credits	—	4,634
Other	1,948	2,090
Total	238,356	257,477
Valuation allowance	(17,100)	(17,400)
Total	221,256	240,077
Deferred tax assets, net	$160,868	$177,378
Reconciliation of Expected Income Tax Expense. The income tax expense computed at the statutory U.S. federal income tax rate and the income tax expense provided in our consolidated statements of operations differ as follows (dollars in thousands):

	Years Ended November 30,
	2022		2021		2020
	$	%	$	%	$	%
Income tax expense computed at statutory rate	$(225,121)	(21.0)%	$(146,023)	(21.0)%	$(76,449)	(21.0)%
Tax credits	22,565	2.1	49,522	7.1	18,734	5.1
Depreciation and amortization	1,444	.2	5,872	.8	9,910	2.7
Valuation allowance for deferred tax assets	300	—	600	.1	1,200	.3
Non-deductible compensation	(7,905)	(0.7)	(9,241)	(1.3)	(4,812)	(1.3)
State taxes, net of federal income tax benefit	(46,139)	(4.3)	(31,378)	(4.5)	(16,395)	(4.4)
Other, net	(544)	(.1)	48	—	12	—
Income tax expense	$(255,400)	(23.8)%	$(130,600)	(18.8)%	$(67,800)	(18.6)%
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
Our deferred tax assets of $178.0 million at November 30, 2022 and $194.8 million at November 30, 2021 were partially offset in each year by valuation allowances of $17.1 million and $17.4 million, respectively. The deferred tax asset valuation allowances at November 30, 2022 and 2021 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. As a result of our utilization of certain state NOLs, we reduced the valuation allowance by $.3 million in 2022. As of November 30, 2022, we would need to generate approximately $670 million of pretax income in future periods before 2042 to realize our deferred tax assets. Based on the evaluation of our deferred tax assets as of November 30, 2022 and 2021, we determined that most of our deferred tax assets would be realized.

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
The majority of the tax benefits associated with our NOLs can be carried forward for 20 years and applied to offset future taxable income. Depending on their applicable statutory period, the state NOL carryforwards of $60.7 million, if not utilized, will begin to expire between 2023 and 2042. State NOL carryforwards of $.1 million, $.2 million and $.4 million expired in 2022, 2021 and 2020, respectively.
Unrecognized Tax Benefits. Gross unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2022	2021	2020
Balance at beginning of year	$930	$—	$—
Increase as a result of tax position taken in prior years	45	930	—
Balance at end of year	$975	$930	$—
We had unrecognized tax benefits of $1.0 million as of November 30, 2022 and $.9 million as of November 30, 2021. Our unrecognized tax benefits are included in accrued expenses and other liabilities in our consolidated balance sheets. We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes. As of November 30, 2020, we had no gross unrecognized tax benefits.
If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is possible that the amount of unrecognized tax benefits will change, but we are not able to provide a range of such change. The potential change will be related to increases due to new tax positions taken and the accrual of interest and penalties. Our total accrued interest and penalties related to unrecognized income tax benefits was less than $.1 million at November 30, 2022 and zero at 2021. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect our annual effective tax rate but would accelerate the payment of cash to a tax authority to an earlier period. The fiscal years ending 2019 and later remain open to federal examinations, while 2018 and later remain open to state examinations.
The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2022, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Note 15.    Notes Payable
Notes payable consisted of the following (in thousands):

	November 30,
	2022	2021
Unsecured revolving credit facility	$150,000	$—
Senior unsecured term loan	357,485	—
Mortgages and land contracts due to land sellers and other loans (at an interest rate of 4.5% at November 30, 2022 and 2021)	4,760	5,327
7.50% Senior notes due September 15, 2022	—	349,471
7.625% Senior notes due May 15, 2023	—	350,788
6.875% Senior notes due June 15, 2027	297,595	297,161
4.80% Senior notes due November 15, 2029	297,230	296,905
7.25% Senior notes due July 15, 2030	345,663	—
4.00% Senior notes due June 15, 2031	385,778	385,375
Total	$1,838,511	$1,685,027
The carrying amounts of the Term Loan and senior notes listed above are net of debt issuance costs and premiums, if applicable, which totaled $16.2 million at November 30, 2022 and $10.3 million at November 30, 2021.
Unsecured Revolving Credit Facility. On February 18, 2022, we entered into an amendment to our Credit Facility that increased its borrowing capacity from $800.0 million to $1.09 billion and extended its maturity from October 7, 2023 to February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at an adjusted term SOFR rate or a base rate, plus a spread that depends on our Leverage Ratio, as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or a minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2022, we had $150.0 million cash borrowings and $6.7 million of letters of credit outstanding under the Credit Facility. Therefore, as of November 30, 2022, we had $933.3 million available for cash borrowings under the Credit Facility, with up to $243.3 million of that amount available for the issuance of letters of credit. As of November 30, 2022, the weighted average annual interest rate on our outstanding borrowings under the Credit Facility was 5.1%.
Senior Unsecured Term Loan. On August 25, 2022, we entered into the Term Loan with the lenders party thereto, and on October 3, 2022 obtained an additional lender commitment thereunder, pursuant to which the lenders committed up to $360.0 million. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). Interest under the Term Loan generally will be based on either an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. Proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of November 30, 2022, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 5.6%.
On November 14, 2022, we borrowed $360.0 million under the Term Loan and, on November 15, 2022, we used the proceeds toward the redemption of our $350.0 million in aggregate principal amount of 7.625% Senior Notes due 2023 at par.
LOC Facility. We maintain an LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of November 30, 2022 and 2021, we had letters of credit outstanding under the LOC Facility of $36.4 million and $34.6 million, respectively.

Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of November 30, 2022, inventories having a carrying value of $31.3 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. Our 2020 Shelf Registration is filed with the SEC. The 2020 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions.
Senior Notes. All the senior notes outstanding at November 30, 2022 and 2021 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
The key terms of each of our senior notes outstanding as of November 30, 2022 were as follows (dollars in thousands):

				Redeemable Prior to Maturity	Effective Interest Rate

Notes Payable	Principal	Issuance Date	Maturity Date
6.875% Senior notes	$300,000	February 20, 2019	June 15, 2027	Yes (a)	7.1%
4.80% Senior notes	300,000	November 4, 2019	November 15, 2029	Yes (a)	5.0
7.25% Senior notes	350,000	June 22, 2022	July 15, 2030	Yes (b)	7.5
4.00% Senior notes	390,000	June 9, 2021	June 15, 2031	Yes (a)	4.2
(a)At our option, these notes may be redeemed, in whole at any time or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed (exclusive of interest accrued to the applicable redemption date), discounted to the redemption date at a defined rate, plus, in each case, accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date, except that six months prior to the stated maturity date for these notes, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest on the notes being redeemed to, but excluding, the applicable redemption date.
(b)At our option, these notes may be redeemed, in whole at any time or in part from time to time prior to July 15, 2025, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus a “make whole” premium, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time or from time to time prior to July 15, 2025, an amount not to exceed the net proceeds of qualified equity offerings may be used at our option to redeem up to 40% of the aggregate principal amount of these notes, at a redemption price equal to 107.250% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date. We may also elect to redeem the notes in whole at any time or in part from time to time, on or after July 15, 2025, at the applicable specified redemption price, including accrued and unpaid interest, if any, to the redemption date.
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
On July 7, 2022, we used the net proceeds from the issuance of the 7.25% Senior Notes due 2030, together with cash on hand, to retire our then-outstanding $350.0 million in aggregate principal amount of 7.50% Senior Notes due 2022 before their September 15, 2022 maturity date, by redemption pursuant to the optional redemption terms specified for such notes. We paid $353.6 million to redeem the notes and recorded a charge of $3.6 million for the early extinguishment of debt in the 2022 third quarter, primarily due to a make-whole premium paid to redeem these senior notes.

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
On June 9, 2021, we used a portion of the net proceeds from the issuance of the 4.00% Senior Notes due 2031 to purchase, pursuant to a tender offer that expired the previous day, $269.8 million in aggregate principal amount of our then-outstanding $450.0 million of 7.00% Senior Notes due 2021. We paid $274.9 million to purchase the notes and recorded a charge of $5.1 million for the early extinguishment of debt in the 2021 third quarter due to a premium paid under the tender offer and the unamortized original issue discount associated with the notes.
On September 15, 2021, we redeemed the then-remaining $180.2 million in aggregate principal amount of the 7.00% Senior Notes due 2021 at par value pursuant to their terms.
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
As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. There are no agreements that restrict our payment of dividends other than the Credit Facility and the Term Loan, which would restrict our payment of certain dividends, such as cash dividends on our common stock, if a default under the Credit Facility or the Term Loan exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Principal payments on our notes payable are due during each year ending November 30 as follows: 2023 — $3.2 million; 2024 — $1.0 million; 2025 — $.5 million; 2026 — $360.0 million; 2027 — $450.0 million; and thereafter — $1.04 billion. Borrowings under the Credit Facility are reflected as principal payments due in 2027, corresponding to the Credit Facility’s maturity date.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis (in thousands):

		November 30, 2022			November 30, 2021
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$65,372	$(24,077)	$41,295	$27,923	$(9,903)	$18,020
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2022		2021
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,326,266	$1,205,875	$1,679,700	$1,796,500
(a)The carrying value for the senior notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.
The fair values of our senior notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, outstanding borrowings under the Credit Facility and the Term Loan, and mortgages and land contracts due to land sellers and other loans approximate fair values. The carrying value of corporate-owned life insurance is based on the cash surrender value of the policies and, accordingly, approximates fair value.
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
The changes in our warranty liability were as follows (in thousands):

	Years Ended November 30,
	2022	2021	2020
Balance at beginning of year	$96,153	$91,646	$88,839
Warranties issued	39,476	34,627	29,505
Payments	(33,739)	(26,120)	(23,098)
Adjustments	—	(4,000)	(3,600)
Balance at end of year	$101,890	$96,153	$91,646
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

Our self-insurance liability is presented on a gross basis for all years without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $32.7 million and $57.8 million are included in receivables in our consolidated balance sheets at November 30, 2022 and 2021, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from year to year. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Years Ended November 30,
	2022	2021	2020
Balance at beginning of year	$189,131	$194,180	$177,765
Self-insurance provided	21,926	19,665	15,399
Payments	(21,984)	(29,369)	(4,375)
Adjustments (a)	(13,096)	4,655	5,391
Balance at end of year	$175,977	$189,131	$194,180
(a)Represents net changes in estimated probable recoveries related to self-insurance, which are recorded in receivables, to present our self-insurance liability on a gross basis; an adjustment to increase our previously recorded liability by $7.0 million in 2022 and $6.8 million in 2021; and an adjustment to reduce our previously recorded liability by $4.0 million in 2020. The 2022 amount primarily reflected a change in the actuarially determined estimate of probable recoveries largely associated with higher self-insured retention levels in our more recent coverage years, and an insurance carrier’s payment of a portion of a townhome claim settlement reached in the 2022 first quarter.
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of November 30, 2022, we had approximately 531 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At November 30, 2022, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible. In addition, although we believe it is probable we will receive additional claims in future periods, we are unable to reasonably estimate the number of such claims or the amount or range of any potential losses associated with such claims as each of these is dependent on several factors, including the actions of third parties over which we have no control; the nature of any specific claims; and our evaluation of the particular facts surrounding each such claim.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2022, we had $1.27 billion of performance bonds and $43.0 million of letters of credit outstanding. At November 30, 2021, we had $1.11 billion of performance bonds and $43.2 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At November 30, 2022, we had total cash deposits of $51.9 million to purchase land having an aggregate purchase price of $1.16 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
Note 18.    Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2022, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
Note 19.    Stockholders’ Equity
Preferred Stock. To help protect the benefits of our NOLs and other deferred tax assets from an ownership change under Section 382, on January 22, 2009, we adopted a rights agreement and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock.
Subject to the terms, provisions and conditions of the rights agreement, if the rights become exercisable, each right would initially represent the right to purchase from us 1/100th of a share of our Series A Participating Cumulative Preferred Stock for a purchase price of $85.00 (“Purchase Price”). If issued, each fractional share of preferred stock would generally give a stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder, including without limitation any dividend, voting or liquidation rights. The rights will not be exercisable until the earlier of (a) 10 calendar days after a public announcement by us that a person or group has become an Acquiring Person (as defined under the rights agreement) and (b) 10 business days after the commencement of a tender or exchange offer by a person or group if upon consummation of the offer the person or group would beneficially own 4.9% or more of our outstanding common stock.

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
At any time prior to the later of the Distribution Date and the time we publicly announce that an Acquiring Person becomes such, our board of directors may redeem all the then-outstanding rights in whole, but not in part, at a price of $.001 per right, subject to adjustment (“Redemption Price”). The redemption will be effective immediately upon the board of directors’ action, unless the action provides that such redemption will be effective at a subsequent time or upon the occurrence or nonoccurrence of one or more specified events, in which case the redemption will be effective in accordance with the provisions of the action. Immediately upon the effectiveness of the redemption of the rights, the right to exercise the rights will terminate and the only right of the holders of rights will be to receive the Redemption Price, with interest thereon. Per the rights agreement, as amended, the rights issued thereunder will expire on the earliest of (a) the close of business on April 30, 2024, (b) the time at which the rights are redeemed, (c) the time at which the rights are exchanged, (d) the time at which our board of directors determines that a related provision in our Restated Certificate of Incorporation is no longer necessary, and (e) the close of business on the first day of a taxable year of ours to which our board of directors determines that no tax benefits may be carried forward.
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
On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock. This authorization replaced the prior board of directors authorization, which had 331,400 shares remaining for repurchase. In 2022, we repurchased 4,927,499 shares of our common stock on the open market pursuant to this authorization at a total cost of $150.0 million. Repurchases under the new authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of November 30, 2022, we were authorized to repurchase up to $150.0 million of our outstanding common stock.
On April 7, 2022, our board of directors also terminated a separate stock repurchase authorization it made in 2014 for the repurchase of not more than 680,000 shares of our outstanding common stock, solely as necessary for director elections in respect of Director Plan SARs. As the remaining outstanding Director Plan SARs expired in April 2022, this stock repurchase authorization was no longer needed.
Our board of directors declared four quarterly cash dividends of $.15 per share of common stock in 2022 and 2021. In 2020, our board of directors declared quarterly cash dividends of $.09 per share of common stock in the first, second and third quarters. In the 2020 fourth quarter, our board of directors approved an increase in the quarterly cash dividend on our common stock to $.15 per share and declared a quarterly cash dividend at the new higher rate. All dividends declared during 2022, 2021 and 2020 were also paid during those years.
Treasury Stock. In addition to the shares purchased in 2022 and 2021 pursuant to our share repurchase program, we acquired $15.9 million, $12.3 million and $9.5 million of our common stock in 2022, 2021 and 2020, respectively. A portion of the common stock acquired in 2022 and 2021 and all the common stock acquired in 2020 consisted of previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of PSUs and restricted stock awards or of forfeitures of previous restricted stock awards. Treasury stock is recorded at cost. Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital. These transactions are not considered repurchases under the share repurchase program described above. During 2020, we retired 23,487,966 shares of our treasury stock. Upon the retirement of the treasury stock, we deducted the par value from common stock and reflected the excess of cost over par value as a reduction to retained earnings.

Note 20.    Accumulated Other Comprehensive Loss
The following table presents the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2020	$(22,276)
Other comprehensive income before reclassifications	2,664
Amounts reclassified from accumulated other comprehensive loss	1,661
Income tax expense related to items of other comprehensive income	(1,168)
Other comprehensive income, net of tax	3,157
Balance at November 30, 2021	(19,119)
Other comprehensive income before reclassifications	17,463
Amounts reclassified from accumulated other comprehensive loss	1,090
Income tax expense related to items of other comprehensive income	(5,009)
Other comprehensive income, net of tax	13,544
Balance at November 30, 2022	$(5,575)

The amounts reclassified from accumulated other comprehensive loss consisted of the following (in thousands):

	Years Ended November 30,
Details About Accumulated Other Comprehensive Loss Components	2022	2021	2020
Postretirement benefit plan adjustments
Amortization of net actuarial loss	$1,090	$1,575	$963
Amortization of prior service cost	—	86	425
Total reclassifications (a)	$1,090	$1,661	$1,388
(a)The accumulated other comprehensive loss components are included in the computation of net periodic benefit costs as further discussed in Note 22 – Postretirement Benefits.
There is no estimated prior service cost expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2023.
Note 21.    Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (“401(k) Plan”) under which we partially match employee contributions. The aggregate cost of the 401(k) Plan to us was $8.2 million in 2022, $7.2 million in 2021 and $6.5 million in 2020. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) Plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. As of November 30, 2022, 2021 and 2020, approximately 3%, 4% and 4%, respectively, of the 401(k) Plan’s net assets at each period were invested in our common stock.
Equity Incentive Plan. We maintain one active equity incentive plan with an authorized aggregate issuance of 12,300,000 shares, plus shares available for grant under a prior equity incentive plan, and shares subject to outstanding awards under the prior equity incentive plan that subsequently expire or are canceled, forfeited, tendered or withheld to satisfy tax withholding obligations with respect to full value awards, or settled for cash. In addition, if an award made under our active equity incentive plan subsequently expires or is canceled, forfeited or settled for cash, then any shares associated with such award may, to the extent of such expiration, cancellation, forfeiture or cash settlement, be used again for new grants under the plan, and shares tendered or withheld to satisfy tax withholding obligations with respect to a full value award may be used again for new grants under the plan. Under our active equity incentive plan, grants of stock options and other similar awards reduce the plan’s share capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the share capacity on a 1.78-for-1 basis. Any shares that again become available for grant will be added back to the equity incentive plan’s available grant capacity in the same manner in which they were initially deducted (i.e., 1-for-1 or 1.78-for-1). The plan provides that stock options and stock appreciation rights may be awarded for periods of up to 10 years. It also enables us to grant cash bonuses and other stock-based awards.
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
The following table presents our stock-based compensation expense (in thousands):

	Years Ended November 30,
	2022	2021	2020
Restricted stock	$8,743	$7,139	$6,993
PSUs	18,757	19,512	13,069
Director awards	1,964	2,253	1,469
Total	$29,464	$28,904	$21,531
Stock Options. Stock option transactions are summarized as follows:

	Years Ended November 30,
	2022		2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	1,674,393	$15.56	2,462,714	$15.32	4,163,481	$13.00
Granted	—	—	—	—	—	—
Exercised	—	—	(788,321)	14.83	(1,694,767)	9.52
Cancelled	—	—	—	—	(6,000)	45.16
Options outstanding at end of year	1,674,393	$15.56	1,674,393	$15.56	2,462,714	$15.32
Options exercisable at end of year	1,674,393	$15.56	1,674,393	$15.56	2,462,714	$15.32
Options available for grant at end of year	3,260,585		4,096,427		4,888,526
There were no stock options granted in 2022, 2021 or 2020. We have not granted any stock option awards since 2016. There were no stock options exercised in 2022. The total intrinsic value of stock options exercised was $22.1 million in 2021 and $48.2 million in 2020. The aggregate intrinsic value of stock options outstanding was $26.5 million, $40.9 million and $48.9 million at November 30, 2022, 2021 and 2020, respectively. The aggregate intrinsic value of stock options exercisable was $26.5 million at November 30, 2022, $40.9 million at November 30, 2021, and $48.9 million at November 30, 2020. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.

Stock options outstanding and stock options exercisable at November 30, 2022 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$6.32 to $14.62	201,517	$14.62	1.9	201,517	$14.62
$14.63 to $14.92	663,000	14.92	2.9	663,000	14.92
$14.93 to $16.21	611,876	16.21	3.8	611,876	16.21
$16.22 to $16.63	198,000	16.63	0.9	198,000	16.63
$6.32 to $16.63	1,674,393	$15.56	2.9	1,674,393	$15.56	2.9
At November 30, 2022, there was no unrecognized stock-based compensation expense related to stock option awards as all these awards were fully vested.
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
Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2022		2021		2020
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	431,191	$19.22	423,215	$19.56	500,066	$20.66
Granted	347,131	27.49	286,709	40.55	265,187	35.57
Vested	(192,840)	29.09	(265,131)	42.04	(304,095)	34.25
Cancelled	(41,596)	38.58	(13,602)	34.43	(37,943)	28.18
Outstanding at end of year	543,886	$19.50	431,191	$19.22	423,215	$19.56
As of November 30, 2022, we had $15.8 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units. On November 14, 2022, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of our common stock (“Award Shares”). Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2022 and ending on November 30, 2025, specified levels of (a) cumulative adjusted earnings per share; (b) average adjusted return on invested capital; and (c) revenue growth performance relative to a peer group of high-production public homebuilding companies. The grant date fair value of each such PSU was $30.12. On October 7, 2021, we granted PSUs to certain employees with similar terms as the 2022 PSU grants, except that the applicable performance period commenced on December 1, 2021 and ends on November 30, 2024. The grant date fair value of each such PSU was $39.31. On October 8, 2020, we granted PSUs to certain employees with similar terms as the 2022 PSU grants, except that the applicable performance period commenced on December 1, 2020 and ends on November 30, 2023. The grant date fair value of each such PSU was $40.06.

PSU transactions are summarized as follows:

	Years Ended November 30,
	2022		2021		2020
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	1,392,864	$23.48	1,346,870	$23.25	1,262,664	$22.13
Granted	650,077	33.34	465,064	39.67	397,452	40.05
Vested	(674,677)	38.00	(419,070)	40.70	(313,246)	40.04
Cancelled	(95,107)	38.55	—	—	—	—
Outstanding at end of year	1,273,157	$19.70	1,392,864	$23.48	1,346,870	$23.25

The number of shares of our common stock actually granted to a recipient, if any, when a PSU vests will depend on the degree of achievement of the applicable performance measures during the applicable three-year period. The shares of our common stock that were granted under the terms of PSUs that vested in 2022 included an aggregate of 265,782 additional shares above the target amount awarded to the eligible recipients based on our achievement of certain levels of the three above-described metrics over the three-year period from December 1, 2018 through November 30, 2021. The shares of our common stock that were granted under the terms of PSUs that vested in 2021 included an aggregate of 119,733 additional shares above the target amount awarded to the eligible recipients based on our achievement of certain levels of the three above-described metrics over the three-year period from December 1, 2017 through November 30, 2020. The shares of our common stock that were granted under the terms of PSUs that vested in 2020 included an aggregate of 108,511 additional shares above the target amount awarded to the eligible recipients based on our achievement of certain levels of the three above-described metrics over the three-year period from December 1, 2016 through November 30, 2019. The PSUs do not have dividend or voting rights during the performance period. Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. At November 30, 2022, we had $37.7 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Director Awards. We have granted Director Plan SARs and deferred common stock awards to our non-employee directors pursuant to the terms of the Director Plan and elections made by each director. All these awards were fully vested as of November 30, 2016. Director Plan SARs, which have not been granted since April 2014 as they ceased being a component of non-employee director compensation after that date, were stock settled, had terms of up to 15 years and were granted at an exercise price equal to the closing price of our common stock on the date of grant. There were no remaining Director Plan SARs outstanding at November 30, 2022. At November 30, 2021 and 2020, the aggregate outstanding Director Plan SARs were 70,849 and 155,569, respectively. At November 30, 2022, 2021 and 2020, the aggregate outstanding deferred common stock awards granted under the Director Plan were 409,648, 469,171 and 548,952, respectively. In addition, we have granted common stock on an unrestricted basis to our non-employee directors on the grant date pursuant to the Director Plan and elections made by each director.
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
For financial reporting purposes, the Trust is consolidated with us, and therefore any dividend transactions between us and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price on the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings per share. The Trust held 6,705,247 shares of common stock at both November 30, 2022 and 2021. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

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
In connection with these plans and two other minor benefit programs, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the Retirement Plan and DBO Plan are held by a trust. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors, as applicable, are realized. The cash surrender value of the Retirement Plan life insurance contracts was $35.3 million at November 30, 2022 and $40.5 million at November 30, 2021. We recognized investment losses on the cash surrender value of the Retirement Plan life insurance contracts of $3.1 million and $1.1 million in 2022 and 2021, and an investment gain of $.7 million in 2020. In 2022, 2021 and 2020, we paid $2.0 million, $1.9 million and $1.9 million, respectively, in benefits under the Retirement Plan to eligible former employees. The cash surrender value of the DBO Plan life insurance contracts was $16.8 million at November 30, 2022 and $18.5 million at November 30, 2021. We recognized investment losses on the cash surrender value of the DBO Plan life insurance contracts of $1.5 million in 2022 and $.3 million in 2021, and an investment gain of $.3 million in 2020. In 2022, we paid $.7 million in benefits under the DBO Plan. We did not pay out any benefits under the DBO Plan in 2021 or 2020.
The net periodic benefit cost of our Retirement Plan and DBO Plan is included in selling, general and administrative expenses in our consolidated statements of operations and consisted of the following (in thousands):

	Years Ended November 30,
	2022	2021	2020
Interest cost	$1,853	$1,593	$1,950
Amortization of prior service cost	—	85	425
Service cost	1,132	1,152	1,077
Amortization of net actuarial loss	998	1,443	912
Total	$3,983	$4,273	$4,364
The liabilities related to these plans were $61.4 million at November 30, 2022 and $76.3 million at November 30, 2021, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2022 and 2021, the discount rates we used for the plans were 4.8% and 2.3%, respectively.
Benefit payments under our Retirement Plan and DBO Plan are expected to be paid during each year ending November 30 as follows: 2023 — $3.0 million; 2024 — $3.1 million; 2025 — $3.5 million; 2026 — $4.6 million; 2027 — $4.6 million; and for the five years ended November 30, 2032 — $24.4 million in the aggregate.
Note 23.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2022	2021	2020
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$328,517	$290,764	$681,190
Financial services	1,681	1,372	1,339
Total	$330,198	$292,136	$682,529

	Years Ended November 30,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$(5,435)	$7,087	$866
Income taxes paid	248,976	68,274	17,253
Income taxes refunded	452	39,450	44,336
Supplemental disclosure of non-cash activities:
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	13,524	9,766	9,350
Increase (decrease) in consolidated inventories not owned	(21,433)	7,071	7,254
Inventories acquired through seller financing	—	2,910	21,712
Reclassification of federal tax refund from deferred tax assets to receivables	—	—	82,617
Increase in operating lease right-of-use assets and lease liabilities due to adoption of ASC 842	—	—	31,199

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of KB Home:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KB Home (the Company) as of November 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 20, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Self-insurance Liabilities and Recoveries

Description of the Matter
At November 30, 2022, the Company’s self-insurance liability was $176.0 million, and receivables for estimated probable insurance and other recoveries related to self-insurance claims totaled $32.7 million. As disclosed in Note 17 to the consolidated financial statements, the Company’s self-insurance liability for construction defects is based on an analysis prepared by a third-party actuary that uses historical claim and expense data as well as industry data to estimate the cost of all unpaid losses, including estimates related to claims incurred but not yet reported. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. Self-insurance recoveries are principally based on actuarially determined amounts and consider the claim cost estimates described above, applicable insurance policy coverage limits, historical recovery rates, and other factors.

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
January 20, 2023

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2022.
Internal Control Over Financial Reporting
(a)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Our management recognizes that there are inherent limitations in the effectiveness of any internal control and that effective internal control over financial reporting may not prevent or detect misstatements. In addition, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2022.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2022, which is presented below.
(b)    Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of KB Home:
Opinion on Internal Control Over Financial Reporting
We have audited KB Home’s internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KB Home (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated January 20, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
January 20, 2023
(c)Changes in Internal Control Over Financial Reporting
As discussed above under Item 1A. Risk Factors in this report, we have invested significant resources over the past few years to develop and implement a new custom ERP system designed to improve the efficiency of our internal operational and administrative activities. While the new ERP system has become an increasing component of our business as more of our operating divisions transition to it, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Accordingly, we continue to rely upon a combination of our existing and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
On January 19, 2023, our board of directors approved an amendment and restatement of the By-Laws (“Amended and Restated By-Laws”), effective as of such date. The amendments set forth in the Amended and Restated By-Laws (i) made certain changes and clarifications to the requirements for nominating directors and soliciting proxies, including, without limitation, related to compliance with recently adopted Rule 14a-19 under the Exchange Act, (ii) made certain conforming changes to reflect recent amendments to the Delaware General Corporation Law (“DGCL”) relating to stockholder meeting adjournment procedures and the availability of stockholder lists, and (iii) updated the existing forum selection bylaw to provide that a federal district court of the United States of America shall be the exclusive forum for the resolution of claims under the Securities Act of 1933, as amended, and made applicable conforming changes. The foregoing summary of the amendments effected by the Amended and Restated By-Laws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated By-Laws, which are filed as Exhibit 3.2 hereto and are incorporated herein by reference.
In addition on January 19, 2023, our board of directors ratified the prior approval of the 2016 amendment to our equity incentive plan and the extensions of our rights agreement in 2018 and 2021. Following the original approval by our board of directors, the amendment and extensions were submitted to a vote of stockholders at annual meetings for which the record date was set 62 days before the annual meeting, which may not have been fixed in accordance with the DGCL and the Company’s

By-Laws, raising a question about the validity of the votes taken at such meetings. A copy of the resolutions adopted by our board of directors approving the ratification is set forth in Exhibit 99.1 to this annual report. Any claim that defective corporate acts or putative stock ratified by the resolutions is void or voidable due to the failure of authorization or that the Delaware Court of Chancery should declare in its discretion that the ratification in accordance with Section 204 of the DGCL not be effective or be effective only on certain conditions must be brought within 120 days from the giving of this notice (which is deemed to be given on the date that this annual report is filed with the SEC).
Also on January 19, 2023, our board of directors approved and confirmed Dr. Stuart Gabriel’s election and appointment to the board and the audit and compliance committee as of such date, because Dr. Gabriel first stood for election to our board of directors at the 2016 annual meeting. Dr. Gabriel participates in the same compensation program as our other independent directors.
PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information for this item for executive officers is provided above in the Executive Officers of the Registrant section in this report. Except as stated below, the other information for this item will be provided to the extent applicable in the “Corporate Governance and Board Matters,” “Election of Directors,” “Ownership of KB Home Securities” and “Annual Meeting, Voting and Other Information” sections in our 2023 Proxy Statement and is incorporated herein by this reference.
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
Item 11.EXECUTIVE COMPENSATION
The information for this item will be provided in the “Corporate Governance and Board Matters” and “Compensation Discussion and Analysis” sections in our 2023 Proxy Statement and is incorporated herein by this reference.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information for this item will be provided in the “Ownership of KB Home Securities” and “Approve the Amended and Restated KB Home 2014 Equity Incentive Plan” sections in our 2023 Proxy Statement and is incorporated herein by this reference.
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information for this item will be provided in the “Corporate Governance and Board Matters” section in our 2023 Proxy Statement and is incorporated herein by this reference.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information for this item will be provided in the “Independent Auditor Fees and Services” section in our 2023 Proxy Statement and is incorporated herein by this reference.
PART IV
Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     1.    Financial Statements
Reference is made to the index set forth on page 56 of this Annual Report on Form 10-K.
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

4.6
Ninth Supplemental Indenture, dated as of February 28, 2014, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our Post-Effective Amendment No. 4 to Form S-3 Registration Statement (No. 333-176930), is incorporated by reference herein.

4.7
Tenth Supplemental Indenture, dated as of January 22, 2019, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to our 2018 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

4.8	Form of 6.875% Senior Notes due 2027, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.9
Form of officers’ certificates and guarantors’ certificates establishing the form and terms of the 6.875% Senior Notes due 2027, filed as an exhibit to our Current Report on Form 8-K dated February 20, 2019 (File No. 001-09195), is incorporated by reference herein.

4.10	Form of 4.800% Senior Notes due 2029, filed as an exhibit to our Current Report on Form 8-K dated November 4, 2019 (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description
4.11
Form of officers’ certificates and guarantors’ certificates establishing the form and terms of the 4.800% Senior Notes due 2029, filed as an exhibit to our Current Report on Form 8-K dated November 4, 2019 (File No. 001-09195), is incorporated by reference herein.

4.12	Form of 4.00% Senior Notes due 2031, filed as an exhibit to our Current Report on Form 8-K dated June 9, 2021 (File No. 001-09195), is incorporated by reference herein.

4.13
Form of officers' certificate and guarantors' certificates establishing the form and terms of the 4.00% Senior Notes due 2031, filed as an exhibit to our Current Report on Form 8-K dated June 9, 2021 (File No. 001-09195), is incorporated by reference herein.

4.14
Description of KB Home Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, filed as an exhibit to our 2019 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

4.15
Amended Rights Agreement, effective as of April 8, 2021, made by and between KB Home and Computershare Inc., as Rights Agent, filed as Exhibit 4.1 to our Amended Registration Statement on Form 8-A/A dated April 13, 2021 (File No. 001-9195), is incorporated by reference herein.

4.16
Eleventh Supplemental Indenture, dated as of January 20, 2022, by and among us, the Guarantors party thereto, the Additional Guarantors named therein and U.S. Bank National Association, as Trustee, filed as an exhibit to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration Statement No. 333-239778) (File No. 001-09195), dated February 4, 2022, is incorporated by reference herein.

4.17	Form of 7.250% Senior Notes due 2030, filed as an exhibit to our Current Report on Form 8-K dated June 22, 2022 (File No. 001-09195), is incorporated by reference herein.
4.18
Form of officers’ certificate and guarantors’ certificates establishing the form and terms of the 7.250% Senior Notes due 2030, filed as an exhibit to our Current Report on Form 8-K dated June 22, 2022 (File No. 001-09195), is incorporated by reference herein.

4.19†	Twelfth Supplemental Indenture, dated as of January 19, 2023, by and among us, the Guarantors party thereto, the Additional Guarantor named therein and Regions Bank, as Trustee.

10.1	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to our 1998 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.2	Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to our 1999 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

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

10.28
Third Amended and Restated Revolving Loan Agreement, dated as of October 7, 2019, among us, the banks party thereto, and Citibank, N.A., as Administrative Agent, filed as an exhibit to our 2019 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

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

10.32
Fourth Amendment to Trust Agreement by and between KB Home and Wells Fargo Bank, N.A., as Trustee, dated January 11, 2022, filed as an exhibit to our 2021 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.33
Fourth Amended and Restated Revolving Loan Agreement, dated February 18, 2022, among us, the banks party thereto and Citibank N.A., as Administrative Agent, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2022 (File No. 001-09195), is incorporated by reference herein.

10.34
Term Loan Agreement, dated as of August 25, 2022, among us, the banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2022 (File No. 001-09195), is incorporated by reference herein.

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

99.1†	Board of directors resolutions ratifying the Amended KB Home 2014 Equity Incentive Plan and Amended Rights Agreement.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
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

KB Home

		By:	/S/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer
Date:	January 20, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JEFFREY T. MEZGER	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 20, 2023
Jeffrey T. Mezger

/S/ JEFF J. KAMINSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 20, 2023
Jeff J. Kaminski

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 20, 2023
William R. Hollinger

/S/ ARTHUR R. COLLINS	Director	January 20, 2023
Arthur R. Collins

/S/ DORENE C. DOMINGUEZ	Director	January 20, 2023
Dorene C. Dominguez

/S/ KEVIN P. ELTIFE	Director	January 20, 2023
Kevin P. Eltife

/S/ TIMOTHY W. FINCHEM	Director	January 20, 2023
Timothy W. Finchem

/S/ STUART A. GABRIEL	Director	January 20, 2023
Stuart A. Gabriel

/S/ THOMAS W. GILLIGAN	Director	January 20, 2023
Thomas W. Gilligan

/S/ JODEEN A. KOZLAK	Director	January 20, 2023
Jodeen A. Kozlak

/S/ MELISSA LORA	Director	January 20, 2023
Melissa Lora

/S/ BRIAN R. NICCOL	Director	January 20, 2023
Brian R. Niccol

/S/ JAMES C. WEAVER	Director	January 20, 2023
James C. Weaver