Form 10-Q
period 2023-02-28
KB HOME
filed 2023-04-07
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 82,491,192 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2023. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended February 28,
	2023	2022
Total revenues	$1,384,314	$1,398,789
Homebuilding:
Revenues	$1,378,537	$1,394,154
Construction and land costs	(1,082,821)	(1,082,112)
Selling, general and administrative expenses	(139,227)	(142,480)
Operating income	156,489	169,562
Interest income	467	36
Equity in income (loss) of unconsolidated joint ventures	(757)	23
Homebuilding pretax income	156,199	169,621
Financial services:
Revenues	5,777	4,635
Expenses	(1,358)	(1,347)
Equity in income of unconsolidated joint venture	1,582	5,148
Financial services pretax income	6,001	8,436
Total pretax income	162,200	178,057
Income tax expense	(36,700)	(43,800)
Net income	$125,500	$134,257
Earnings per share:
Basic	$1.49	$1.51
Diluted	$1.45	$1.47
Weighted average shares outstanding:
Basic	83,468	88,285
Diluted	85,995	91,067
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28, 2023	November 30, 2022
Assets
Homebuilding:
Cash and cash equivalents	$260,127	$328,517
Receivables	348,567	322,767
Inventories	5,445,153	5,543,176
Investments in unconsolidated joint ventures	51,188	46,785
Property and equipment, net	89,359	89,234
Deferred tax assets, net	155,868	160,868
Other assets	102,902	101,051
	6,453,164	6,592,398
Financial services	60,937	59,532
Total assets	$6,514,101	$6,651,930

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$349,800	$412,525
Accrued expenses and other liabilities	678,611	736,971
Notes payable	1,788,850	1,838,511
	2,817,261	2,988,007
Financial services	1,377	3,128
Stockholders’ equity:
Common stock — 100,783,133 and 100,711,153 shares issued at February 28, 2023 and November 30, 2022, respectively	100,783	100,711
Paid-in capital	819,904	836,260
Retained earnings	3,256,602	3,143,578
Accumulated other comprehensive loss	(5,575)	(5,575)
Grantor stock ownership trust, at cost: 6,705,247 shares at February 28, 2023 and November 30, 2022	(72,718)	(72,718)
Treasury stock, at cost: 11,586,694 and 10,015,507 at February 28, 2023 and November 30, 2022, respectively	(403,533)	(341,461)
Total stockholders’ equity	3,695,463	3,660,795
Total liabilities and stockholders’ equity	$6,514,101	$6,651,930
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended February 28,
	2023	2022
Cash flows from operating activities:
Net income	$125,500	$134,257
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated joint ventures	(825)	(5,171)
Distributions of earnings from unconsolidated joint ventures	11	9,295
Amortization of debt issuance costs and premiums	835	549
Depreciation and amortization	8,712	7,627
Deferred income taxes	5,000	4,400
Stock-based compensation	5,867	6,867
Inventory impairments and land option contract abandonments	5,289	175
Changes in assets and liabilities:
Receivables	(25,303)	(8,569)
Inventories	101,293	(405,851)
Accounts payable, accrued expenses and other liabilities	(131,671)	2,069
Other, net	(791)	3,317
Net cash provided by (used in) operating activities	93,917	(251,035)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(13,223)	(8,568)
Return of investments in unconsolidated joint ventures	5,100	1,255
Purchases of property and equipment, net	(8,838)	(10,563)
Net cash used in investing activities	(16,961)	(17,876)
Cash flows from financing activities:
Borrowings under revolving credit facility	170,000	675,000
Repayments under revolving credit facility	(220,000)	(425,000)
Issuance costs for unsecured revolving credit facility	—	(3,805)
Payments on mortgages and land contracts due to land sellers and other loans	(237)	(400)
Issuance of common stock under employee stock plans	1,134	—
Stock repurchases	(75,000)	—
Tax payments associated with stock-based compensation awards	(9,748)	(12,153)
Payments of cash dividends	(12,476)	(14,130)
Net cash provided by (used in) financing activities	(146,327)	219,512
Net decrease in cash and cash equivalents	(69,371)	(49,399)
Cash and cash equivalents at beginning of period	330,198	292,136
Cash and cash equivalents at end of period	$260,827	$242,737
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2022, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2022 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months ended February 28, 2023 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $51.3 million at February 28, 2023 and $15.8 million at November 30, 2022. At February 28, 2023 and November 30, 2022, the majority of our cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $125.5 million for the three months ended February 28, 2023 and $134.3 million for the three months ended February 28, 2022. Our comprehensive income for each of the three-month periods ended February 28, 2023 and 2022 was equal to our net income for the respective periods.
2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of February 28, 2023, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended February 28,
	2023	2022
Revenues:
West Coast	$540,019	$658,874
Southwest	239,587	209,767
Central	389,951	355,322
Southeast	208,980	170,191
Total	$1,378,537	$1,394,154

Pretax income (loss):
West Coast	$59,550	$110,034
Southwest	44,031	35,905
Central	58,833	38,116
Southeast	23,525	20,266
Corporate and other	(29,740)	(34,700)
Total	$156,199	$169,621

Inventory impairment and land option contract abandonment charges:
West Coast	$869	$—
Southwest	—	109
Central	951	66
Southeast	3,469	—
Total	$5,289	$175

	February 28, 2023	November 30, 2022
Assets:
West Coast	$2,548,876	$2,631,598
Southwest	1,063,712	1,074,912
Central	1,476,402	1,493,486
Southeast	927,498	929,208
Corporate and other	436,676	463,194
Total	$6,453,164	$6,592,398

3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended February 28,
	2023	2022
Revenues
Insurance commissions	$3,374	$2,518
Title services	2,403	2,101
Other	—	16
Total	5,777	4,635
Expenses
General and administrative	(1,358)	(1,347)
Operating income	4,419	3,288
Equity in income of unconsolidated joint venture	1,582	5,148
Pretax income	$6,001	$8,436

	February 28, 2023	November 30, 2022
Assets
Cash and cash equivalents	$700	$1,681
Receivables	2,978	3,475
Investments in unconsolidated joint venture	28,249	26,678
Other assets (a)	29,010	27,698
Total assets	$60,937	$59,532

Liabilities
Accounts payable and accrued expenses	$1,377	$3,128
Total liabilities	$1,377	$3,128
(a)Other assets at February 28, 2023 and November 30, 2022 included $28.9 million and $27.6 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended February 28,
	2023	2022
Numerator:
Net income	$125,500	$134,257
Less: Distributed earnings allocated to nonvested restricted stock	(87)	(65)
Less: Undistributed earnings allocated to nonvested restricted stock	(777)	(584)
Numerator for basic earnings per share	124,636	133,608
Effect of dilutive securities:
Add: Undistributed earnings allocated to nonvested restricted stock	777	584
Less: Undistributed earnings reallocated to nonvested restricted stock	(754)	(566)
Numerator for diluted earnings per share	$124,659	$133,626

	Three Months Ended February 28,
	2023	2022
Denominator:
Weighted average shares outstanding — basic	83,468	88,285
Effect of dilutive securities:
Share-based payments	2,527	2,782
Weighted average shares outstanding — diluted	85,995	91,067
Basic earnings per share	$1.49	$1.51
Diluted earnings per share	$1.45	$1.47
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 28, 2023 or 2022.
For the three-month periods ended February 28, 2023 and 2022, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	February 28, 2023	November 30, 2022
Due from utility companies, improvement districts and municipalities	$196,692	$181,443
Recoveries related to self-insurance and other legal claims	84,800	76,581
Refundable deposits and bonds	17,308	17,610
Other	54,911	52,201
Subtotal	353,711	327,835
Allowance for doubtful accounts	(5,144)	(5,068)
Total	$348,567	$322,767
6.    Inventories
Inventories consisted of the following (in thousands):

	February 28, 2023	November 30, 2022
Homes completed or under construction	$2,186,226	$2,414,675
Land under development	3,258,927	3,128,501
Total	$5,445,153	$5,543,176
Land under development at February 28, 2023 and November 30, 2022 included land held for future development or sale of $25.3 million and $21.6 million, respectively.
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
Our interest costs were as follows (in thousands):

	Three Months Ended February 28,
	2023	2022
Capitalized interest at beginning of period	$145,494	$161,119
Interest incurred	27,804	28,303
Interest amortized to construction and land costs	(26,136)	(29,773)
Capitalized interest at end of period	$147,162	$159,649
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
We evaluated four active communities or land parcels for recoverability as of February 28, 2023 with a carrying value of $72.0 million. As of November 30, 2022, we evaluated five active communities or land parcels for recoverability with a carrying value of $118.7 million. In addition, we evaluated land held for future development for recoverability as of both February 28, 2023 and November 30, 2022. Based on the results of our evaluations, we recognized no inventory impairment charges for the three months ended February 28, 2023 and 2022.
As of February 28, 2023, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $91.9 million, representing seven communities and various other land parcels. As of November 30, 2022, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $102.9 million, representing eight communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $5.3 million for the three months ended February 28, 2023 and $.2 million for the three months ended February 28, 2022.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at February 28, 2023 and November 30, 2022 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at February 28, 2023 and November 30, 2022 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.

Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of February 28, 2023 and November 30, 2022, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 28, 2023		November 30, 2022
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$18,711	$618,939	$22,399	$635,502
Other land option contracts and other similar contracts	22,754	426,496	29,451	529,430
Total	$41,465	$1,045,435	$51,850	$1,164,932
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $30.4 million at February 28, 2023 and $33.1 million at November 30, 2022. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $10.7 million at February 28, 2023 and $5.1 million at November 30, 2022.
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
As of both February 28, 2023 and November 30, 2022, we had investments in six homebuilding unconsolidated joint ventures. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended February 28,
	2023	2022
Revenues	$—	$2,850
Construction and land costs	—	(2,299)
Other expense, net	(1,453)	(430)
Income (loss)	$(1,453)	$121
The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	February 28, 2023	November 30, 2022
Assets
Cash	$13,206	$14,066
Receivables	3,389	3,394
Inventories	134,204	114,465
Other assets	587	633
Total assets	$151,386	$132,558

Liabilities and equity
Accounts payable and other liabilities	$8,357	$8,369
Notes payable (a)	46,098	34,396
Equity	96,931	89,793
Total liabilities and equity	$151,386	$132,558
(a)    As of both February 28, 2023 and November 30, 2022, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit it entered into with a third-party lender in April 2022 to finance its land acquisition, development and construction activities. Borrowings under this line of credit, which has a maximum commitment of $62.0 million, are secured by the underlying property and related project assets. The line of credit is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. None of our other unconsolidated joint ventures had outstanding debt at February 28, 2023 or November 30, 2022.
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
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint venture (in thousands):

	Three Months Ended February 28,
	2023	2022
Revenues	$20,190	$28,401
Expenses	(17,025)	(18,104)
Income	$3,165	$10,297

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
The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	February 28, 2023	November 30, 2022
Assets
Cash and cash equivalents	$31,890	$28,120
Mortgage loans held for sale	198,364	250,572
Other assets	30,547	33,176
Total assets	$260,801	$311,868

Liabilities and equity
Accounts payable and other liabilities	$12,770	$15,590
Funding facilities	191,533	242,944
Equity	56,498	53,334
Total liabilities and equity	$260,801	$311,868
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $28.3 million at February 28, 2023 and $29.8 million at November 30, 2022. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were losses of $1.5 million for the three months ended February 28, 2023 and gains of $7.6 million for the three months ended February 28, 2022.
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
Funding facilities. KBHS maintains warehouse line of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of February 28, 2023. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2023. The warehouse line of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”), (collectively, “Guarantor Subsidiaries”).

10.Other Assets
Other assets consisted of the following (in thousands):

	February 28, 2023	November 30, 2022
Cash surrender value of corporate-owned life insurance contracts	$55,087	$55,591
Lease right-of-use assets	26,255	25,469
Prepaid expenses	17,473	15,645
Debt issuance costs associated with unsecured revolving credit facility, net	4,087	4,346
Total	$102,902	$101,051
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28, 2023	November 30, 2022
Self-insurance and other legal liabilities	$242,511	$234,128
Employee compensation and related benefits	106,330	182,443
Warranty liability	101,238	101,890
Customer deposits	69,235	76,738
Federal and state taxes payable	34,963	3,671
Lease liabilities	28,444	27,494
Inventory-related obligations (a)	24,502	19,136
Accrued interest payable	17,391	29,989
Real estate and business taxes	13,754	17,557
Other	40,243	43,925
Total	$678,611	$736,971
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three months ended February 28, 2023 and 2022 was $5.2 million and $4.3 million, respectively, and included short-term lease costs of $1.7 million and $1.2 million, respectively. Variable lease costs and external sublease income for the three-month periods ended February 28, 2023 and 2022 were immaterial.
The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	February 28, 2023	November 30, 2022
Lease right-of-use assets (a)	$26,299	$25,545
Lease liabilities (a)	28,490	27,580

(a)Consists of amounts within both our homebuilding and financial services operations. The financial services amounts were nominal as of each date.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended February 28,
	2023	2022
Income tax expense	$36,700	$43,800
Effective tax rate	22.6%	24.6%
Our income tax expense and effective tax rate for the three months ended February 28, 2023 included the favorable impact of $5.7 million of federal tax credits we recognized primarily from building energy-efficient homes and $2.7 million of excess tax benefits related to stock-based compensation, partly offset by $3.1 million of nondeductible executive compensation expense. Our income tax expense and effective tax rate for the three months ended February 28, 2022 reflected the favorable impacts of $2.2 million of excess tax benefits related to stock-based compensation and $.2 million of federal tax credits we recognized primarily from building energy-efficient homes, partly offset by $1.7 million of nondeductible executive compensation expense.
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
Our deferred tax assets of $173.0 million as of February 28, 2023 and $178.0 million as of November 30, 2022 were each partly offset by a valuation allowance of $17.1 million. The deferred tax asset valuation allowances as of February 28, 2023 and November 30, 2022 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of February 28, 2023, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax valuation allowance were needed for the three months ended February 28, 2023.
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
14.Notes Payable
Notes payable consisted of the following (in thousands):

	February 28, 2023	November 30, 2022
Unsecured revolving credit facility	$100,000	$150,000
Senior unsecured term loan due August 25, 2026	357,653	357,485
6.875% Senior notes due June 15, 2027	297,709	297,595
4.80% Senior notes due November 15, 2029	297,314	297,230
7.25% Senior notes due July 15, 2030	345,769	345,663
4.00% Senior notes due June 15, 2031	385,882	385,778
Mortgages and land contracts due to land sellers and other loans	4,523	4,760
Total	$1,788,850	$1,838,511

The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $15.7 million at February 28, 2023 and $16.2 million at November 30, 2022.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at an adjusted term Secured Overnight Financing Rate (“SOFR”) or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2023, we had $100.0 million of cash borrowings and $6.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 28, 2023, we had $983.4 million available for cash borrowings under the Credit Facility, with up to $243.4 million of that amount available for the issuance of letters of credit. As of February 28, 2023, the weighted average annual interest rate on our outstanding borrowings under the Credit Facility was 5.9%.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). Interest under the Term Loan accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. Proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of February 28, 2023, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 6.1%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of February 28, 2023 and November 30, 2022, we had letters of credit outstanding under the LOC Facility of $23.1 million and $36.4 million, respectively.
Senior Notes. All the senior notes outstanding at February 28, 2023 and November 30, 2022 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of February 28, 2023, we were in compliance with our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 28, 2023, inventories having a carrying value of $28.4 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.

As of February 28, 2023, principal payments on our notes payable are due during each year ending November 30 as follows: 2023 – $3.1 million; 2024 – $1.0 million; 2025 – $.4 million; 2026 – $360.0 million; 2027 – $400.0 million and thereafter – $1.04 billion. Borrowings under the Credit Facility are reflected as principal payments due in 2027, corresponding to the Credit Facility’s maturity date.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis (in thousands):

		February 28, 2023			November 30, 2022
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)

Inventories	Level 3	$—	$—	$—	$65,372	$(24,077)	$41,295
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 28, 2023		November 30, 2022
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,326,674	$1,221,538	$1,326,266	$1,205,875
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended February 28,
	2023	2022
Balance at beginning of period	$101,890	$96,153
Warranties issued	7,990	7,890
Payments	(8,642)	(6,577)
Balance at end of period	$101,238	$97,466
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $31.5 million and $32.7 million are included in receivables in our consolidated balance sheets at February 28, 2023 and November 30, 2022, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended February 28,
	2023	2022
Balance at beginning of period	$175,977	$189,131
Self-insurance provided	3,841	4,739
Payments	(7,296)	(2,466)
Adjustments (a)	(1,253)	(810)
Balance at end of period	$171,269	$190,594
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of February 28, 2023, we had approximately 480 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At February 28, 2023, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible. In addition, although we believe it is probable we will receive additional claims in future periods, we are unable to reasonably estimate the number of such claims or the amount or range of any potential losses associated with such claims as each of these is dependent on several factors, including the actions of third parties over which we have no control; the nature of any specific claims; and our evaluation of the particular facts surrounding each such claim.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 28, 2023, we had $1.30 billion of performance bonds and $29.8 million of letters of credit outstanding. At November 30, 2022, we had $1.27 billion of performance bonds and $43.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 28, 2023, we had total cash deposits of $41.5 million to purchase land having an aggregate purchase price of $1.05 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 28, 2023, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
18.Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended February 28, 2023 and 2022
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2022	100,711	(6,705)	(10,016)	$100,711	$836,260	$3,143,578	$(5,575)	$(72,718)	$(341,461)	$3,660,795
Net income	—	—	—	—	—	125,500	—	—	—	125,500
Dividends on common stock	—	—	—	—	—	(12,476)	—	—	—	(12,476)
Employee stock options/other	72	—	—	72	1,062	—	—	—	—	1,134
Stock awards	—	—	671	—	(23,285)	—	—	—	23,285	—
Stock-based compensation	—	—	—	—	5,867	—	—	—	—	5,867
Stock repurchases	—	—	(1,965)	—	—	—	—	—	(75,609)	(75,609)
Tax payments associated with stock-based compensation awards	—	—	(277)	—	—	—	—	—	(9,748)	(9,748)
Balance at February 28, 2023	100,783	(6,705)	(11,587)	$100,783	$819,904	$3,256,602	$(5,575)	$(72,718)	$(403,533)	$3,695,463

Balance at November 30, 2021	100,711	(6,705)	(5,785)	$100,711	$848,620	$2,379,364	$(19,119)	$(72,718)	$(217,383)	$3,019,475
Net income	—	—	—	—	—	134,257	—	—	—	134,257
Dividends on common stock	—	—	—	—	—	(14,130)	—	—	—	(14,130)
Stock awards	—	—	721	—	(27,249)	—	—	—	27,249	—
Stock-based compensation	—	—	—	—	6,867	—	—	—	—	6,867
Tax payments associated with stock-based compensation awards	—	—	(320)	—	—	—	—	—	(12,153)	(12,153)
Balance at February 28, 2022	100,711	(6,705)	(5,384)	$100,711	$828,238	$2,499,491	$(19,119)	$(72,718)	$(202,287)	$3,134,316

On February 24, 2023, the management development and compensation committee of our board of directors approved the payout of 602,265 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on October 3, 2019. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on cumulative earnings per share, average return on invested capital, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2019 through November 30, 2022. Of the shares of common stock paid out, 276,853 shares, or $9.7 million, were purchased by us in the 2023 first quarter to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock, excluding excise tax. As of November 30, 2022, there was $150.0 million of remaining availability under this share repurchase authorization, excluding excise tax. In the 2023 first quarter, we repurchased 1,965,442 shares of our common stock on the open market pursuant to this authorization at a total cost of approximately $75.0 million, excluding excise tax. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of February 28, 2023, we were authorized to repurchase up to $75.0 million of our outstanding common stock in additional transactions, excluding excise tax.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the 2023 first quarter, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet.

In the three-month periods ended February 28, 2023 and 2022, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share.
19.Stock-Based Compensation
Stock Options. At February 28, 2023 and November 30, 2022, we had 1,602,413 and 1,674,393 stock options outstanding with a weighted average exercise price of $15.55 and $15.56, respectively. We have not granted any stock option awards since 2016. In the 2023 first quarter, 71,980 stock options with a weighted average exercise price of $15.75 were exercised. As of February 28, 2023, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 2.6 years. As all outstanding stock options have been fully vested since 2019, there was no stock-based compensation expense associated with stock options for the three-month periods ended February 28, 2023 and 2022. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $31.6 million at February 28, 2023. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $5.9 million and $6.9 million for the three months ended February 28, 2023 and 2022, respectively, related to restricted stock and PSUs.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended February 28,
	2023	2022
Summary of cash and cash equivalents at end of period:
Homebuilding	$260,127	$240,688
Financial services	700	2,049
Total	$260,827	$242,737

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$12,598	$(7,606)
Income taxes paid	408	340
Supplemental disclosures of non-cash activities:
Increase (decrease) in consolidated inventories not owned	5,596	(14,623)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	2,963	3,951
21.Subsequent Event
On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock, excluding excise tax. This authorization replaced a prior board of directors authorization, as discussed in Note 18 – Stockholders’ Equity, which had $75.0 million remaining, excluding excise tax. Repurchases under the new authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of the date of this report, we have not repurchased any shares under this authorization.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended February 28,
	2023	2022	Variance
Revenues:
Homebuilding	$1,378,537	$1,394,154	(1)%
Financial services	5,777	4,635	25
Total revenues	$1,384,314	$1,398,789	(1)%
Pretax income:
Homebuilding	$156,199	$169,621	(8)%
Financial services	6,001	8,436	(29)
Total pretax income	162,200	178,057	(9)
Income tax expense	(36,700)	(43,800)	16
Net income	$125,500	$134,257	(7)%
Diluted earnings per share	$1.45	$1.47	(1)%
We generated solid financial results in the 2023 first quarter despite significantly more challenging conditions compared to the year-earlier quarter, as the combination of relatively high mortgage interest rates, elevated inflation and various other macroeconomic and geopolitical concerns that weighed on consumer budgets and confidence throughout the 2022 second half continued to negatively impact housing market demand.
During the quarter, we remained focused on balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context. Positioning for the Spring selling season, we also implemented targeted sales strategies, including selective price adjustments and other homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydown or lock programs), which, together with a stabilizing mortgage interest rate environment, helped drive order activity and decrease cancellations. While our net orders and net order value decreased 49% and 53%, respectively, compared to the year-earlier period, we generated sequential improvement in our net orders in both January and February, and net orders remained strong in March. Although we are encouraged by this progress, we expect consumer caution from interest rate and economic uncertainties as well as affordability pressures to continue to negatively impact homebuyer demand for the remainder of the year. We also anticipate the price adjustments and other homebuyer concessions we have implemented, along with other factors discussed below under “Outlook,” will contribute to a year-over-year decrease in the average selling price of homes delivered in each of the remaining quarters of 2023.
Homebuilding revenues for the three months ended February 28, 2023 and 2022 were generated entirely from housing revenues. Housing revenues for the 2023 first quarter were essentially the same as the year-earlier quarter, as a 3% decrease in the number of homes delivered to 2,788 was mostly offset by a 2% increase in their average selling price to $494,500. Approximately 50% of our homes delivered in the 2023 first quarter were to first-time homebuyers. Homebuilding operating income for the three months ended February 28, 2023 decreased 8% year over year to $156.5 million and, as a percentage of revenues, was down 80 basis points to 11.4%. Our homebuilding operating income margin for the 2023 first quarter reflected a decrease in our housing gross profit margin to 21.5%, compared to 22.4% for the year-ago quarter, partly offset by a slight improvement in selling, general and administrative expenses as a percentage of housing revenues. Although net income decreased 7%, diluted earnings per share was nearly even with the year-earlier period due to the favorable impact of our common stock repurchases over the past several quarters, which are discussed in Note 18 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report.
In the 2023 first quarter, we, like many other homebuilders, continued to experience production challenges due to supply chain disruptions, as well as ongoing construction services availability constraints and delays with respect to state and municipal construction permitting, inspection and utility processes, which have been impacted by key equipment shortages. These issues, which have persisted to varying degrees since the 2020 second quarter, have resulted in cycle times that remain extended relative to our historical average, and delays in deliveries and community openings. We have adapted to the extent possible to these changing conditions, re-sequencing construction when necessary, and, in some cases, ordering items in advance of starting homes to mitigate delays. In addition, we are committed to reducing construction cycle times and continue to work with our suppliers and trade partners to improve their performance and pricing, which may help offset some of the impact of the above-described price adjustments and other homebuyer concessions we have implemented. While these challenging circumstances are diminishing as to certain construction stages, we expect them to continue to negatively affect our land development and home construction activities through the remainder of 2023, and it is possible they will worsen in that and in later periods.
Reflecting the slowdown in housing market demand that began in the 2022 second half and continued throughout the 2023 first quarter, our ending backlog value at February 28, 2023 decreased 42% year over year to approximately $3.31 billion. Yet, we believe we are well-positioned to achieve solid results for the 2023 second quarter and full year, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2023	2022
Revenues:
Housing	$1,378,537	$1,394,154
Land	—	—
Total	1,378,537	1,394,154
Costs and expenses:
Construction and land costs
Housing	(1,082,821)	(1,082,112)
Land	—	—
Total	(1,082,821)	(1,082,112)
Selling, general and administrative expenses	(139,227)	(142,480)
Total	(1,222,048)	(1,224,592)
Operating income	156,489	169,562
Interest income	467	36
Equity in income (loss) of unconsolidated joint ventures	(757)	23
Homebuilding pretax income	$156,199	$169,621
		\
Homes delivered	2,788	2,868
Average selling price	$494,500	$486,100
Housing gross profit margin as a percentage of housing revenues	21.5%	22.4%
Adjusted housing gross profit margin as a percentage of housing revenues	21.8%	22.4%
Selling, general and administrative expenses as a percentage of housing revenues	10.1%	10.2%
Operating income as a percentage of revenues	11.4%	12.2%
Revenues. Homebuilding revenues for the three months ended February 28, 2023 and 2022 were comprised solely of housing revenues. In the 2023 first quarter, housing revenues were nearly even with the year-earlier quarter, as a 3% decrease in the number of homes delivered was mostly offset by a 2% increase in their overall average selling price. The year-over-year decrease in the number of homes delivered primarily reflected a 14% decline in our West Coast homebuilding reporting segment, partly offset by increases of 4% and 9% in our Southwest and Southeast homebuilding reporting segments, respectively. The decline in our West Coast homebuilding reporting segment mainly resulted from a 47% year-over-year decrease in this segment’s backlog of homes at the beginning of the quarter. The higher overall average selling price primarily reflected product and geographic mix factors, partly offset by increased homebuyer concessions we selectively extended to buyers within backlog prior to delivery in conjunction with our targeted sales strategies described above under “Overview.”
Operating Income. Our homebuilding operating income for the three months ended February 28, 2023 decreased 8% from the year-earlier period, reflecting lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income for the 2023 first quarter included inventory-related charges of $5.3 million, compared to $.2 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended February 28, 2023 was 11.4%, compared to 12.2% for the corresponding 2022 period. Excluding inventory-related charges, our operating income as a percentage of revenues decreased 50 basis points to 11.7% for the 2023 first quarter from 12.2% for the year-earlier quarter.
•Housing Gross Profits – Housing gross profits of $295.7 million for the three months ended February 28, 2023 declined 5% from $312.0 million for the year-earlier period, largely due to a decrease in our housing gross profit margin. Our housing gross profit margin for the 2023 first quarter decreased 90 basis points year over year to 21.5%, mainly as a result of: higher relative construction costs, partly due to shifts in product and geographic mix; increased homebuyer concessions in light of affordability pressures; and greater inventory-related charges. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.9% and 2.1% for the three months ended February 28, 2023 and 2022, respectively. Excluding the inventory-related charges associated with housing operations of $5.3 million in the current quarter and $.2 million in the year-earlier quarter, our adjusted housing gross profit margin for the 2023 first quarter decreased 60 basis points year over year. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended February 28,
	2023	% of Housing Revenues	2022	% of Housing Revenues
Marketing expenses	$33,138	2.4%	$28,848	2.1%
Commission expenses (a)	46,487	3.4	48,629	3.5
General and administrative expenses	59,602	4.3	65,003	4.6
Total	$139,227	10.1%	$142,480	10.2%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the three months ended February 28, 2023 decreased 2% from the year-earlier quarter. As a percentage of housing revenues, our selling, general and administrative expenses for the 2023 first quarter improved 10 basis points, reflecting lower general and administrative expenses and commission expenses, partly offset by higher marketing expenses to support our higher average community count.
Interest Income/Expense. Interest income, which is generated from short-term investments, totaled $.5 million for the three months ended February 28, 2023 and was nominal for the year-earlier period. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month periods ended February 28, 2023 and 2022 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.8 million for the three months ended February 28, 2023, compared to nominal equity in income of unconsolidated joint ventures for the year-earlier period. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended February 28,
	2023	2022
Net orders	2,142	4,210
Net order value (a)	$1,001,868	$2,153,734
Cancellation rate (b)	36%	11%
Ending backlog — homes	7,016	11,886
Ending backlog — value	$3,314,890	$5,711,305
Ending community count	256	208
Average community count	251	213
(a)    Net order value represents potential future housing revenues associated with net orders generated during the period, as well as homebuyer selections of lot and product premiums and design studio options and upgrades for homes in backlog during the same period.
(b)    Cancellation rates represent the total number of contracts for new homes cancelled during a period divided by the total (gross) orders for new homes generated during the same period.
Net Orders. Reflecting the softening housing market demand that began in the 2022 second half from the factors described above under “Overview,” net orders for the 2023 first quarter decreased 49% from the year-earlier quarter, with the pace of monthly net orders per community slowing to 2.8, compared to 6.6. The decrease in net orders and the slower monthly pace reflected lower gross orders combined with higher cancellations. The value of our net orders declined 53% year over year due to the overall decrease in our net orders, as well as the lower average selling price for those homes. The year-over-year net order and net order value comparisons for the 2023 first quarter improved from the declines of 80% and 79%, respectively, in the 2022 fourth quarter, as mortgage interest rates stabilized and we implemented selective price adjustments and other homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydown or lock programs) ahead of the Spring selling season to help generate orders and decrease cancellations. In the 2023 first quarter, both net orders and net order values were down on a year-over-year basis in each of our four homebuilding reporting segments. Reflecting price adjustments and other homebuyer concessions as well as a shift in product and geographic mix, the average selling price of our net orders for the 2023 first quarter was $467,700, down 9% from the year-earlier period.
Our cancellation rate as a percentage of gross orders for the three months ended February 28, 2023 increased compared to the year-earlier period and was higher than our typical historical levels, reflecting the soft housing market demand. The cancellation rate for the three months ended February 28, 2022 was exceptionally low due to the strong demand levels we experienced in that period. On a sequential basis, the cancellation rate improved from 68% in the 2022 fourth quarter.
Backlog. The number of homes in our backlog at February 28, 2023 decreased 41% from February 28, 2022, reflecting our substantially lower backlog at the beginning of the quarter and a year-over-year decrease in our net orders for the three months ended February 28, 2023. The potential future housing revenues in our backlog at February 28, 2023 declined 42% from February 28, 2022 as a result of both the lower number of homes in backlog and a 2% decrease in their average selling price. The year-over-year decrease in our overall backlog value at February 28, 2023 reflected decreases in all of our homebuilding reporting segments, ranging from 30% in the Southeast to 53% in the West Coast. A portion of the orders in backlog will not result in homes delivered due to cancellations.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. We continued to expand our community count in the 2023 first quarter, with ending community count up 23% and the average community count up 18%, each as compared to the year-earlier period, primarily reflecting new community openings and fewer communities selling out during the three months ended February 28, 2023. While maintaining a healthy supply of land owned or controlled under land option contracts and other similar contracts to fuel future community openings, we continued to moderate our land investments in the 2023 first quarter in response to soft housing market conditions, as discussed below under “Liquidity and Capital Resources.”

HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended February 28,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2023	2022	2023	2022	2023	2022
West Coast	786	914	857	1,094	20%	11%
Southwest	536	516	470	748	26	7
Central	935	953	411	1,444	58	14
Southeast	531	485	404	924	39	9
Total	2,788	2,868	2,142	4,210	36%	11%

	Net Order Value			Average Community Count
Segment	2023	2022	Variance	2023	2022	Variance
West Coast	$535,539	$845,517	(37)%	80	57	40%
Southwest	177,392	327,569	(46)	45	34	32
Central	139,468	618,009	(77)	80	75	7
Southeast	149,469	362,639	(59)	46	47	(2)
Total	$1,001,868	$2,153,734	(53)%	251	213	18%

	February 28,
	Backlog – Homes			Backlog – Value
Segment	2023	2022	Variance	2023	2022	Variance
West Coast	1,358	2,621	(48)%	$918,535	$1,951,554	(53)%
Southwest	1,626	2,426	(33)	686,101	1,028,385	(33)
Central	2,465	4,402	(44)	1,069,380	1,811,261	(41)
Southeast	1,567	2,437	(36)	640,874	920,105	(30)
Total	7,016	11,886	(41)%	$3,314,890	$5,711,305	(42)%
The composition of our homes delivered, net orders and backlog shifts with the product and geographic mix of our active communities and the corresponding average selling prices of the homes ordered and/or delivered at these communities in any particular period, changing as new communities open and existing communities wind down or sell out in the ordinary course. In addition, with our Built to Order model, the selling prices of individual homes within a community may vary due to differing lot sizes and locations, home square footage, product premiums and the design studio options and upgrades buyers select in the community. These intrinsic variations in our business limit the comparability of our homes delivered, net orders and backlog, as well as their corresponding values, between sequential and year-over-year periods, in addition to the effect of prevailing economic or housing market conditions in or across any particular periods. As described above under “Overview,” housing market conditions in the 2023 first quarter are significantly more challenging than in the year-ago quarter.
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $30.2 million and $34.7 million in the three months ended February 28, 2023 and 2022, respectively.

The financial results of our homebuilding reporting segments for the three months ended February 28, 2023 were negatively impacted to varying degrees by homebuyer concessions we selectively extended to buyers within backlog prior to delivery in conjunction with our targeted sales strategies described above under “Overview,” as well as shifts in the product and geographic mix of homes delivered. Segment financial results for three months ended February 28, 2023 were also affected by construction services availability constraints and building material cost pressures, as well as ongoing supply chain disruptions and other production-related challenges, also as described above under “Overview.”
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2023	2022	Variance
Revenues	$540,019	$658,874	(18)%
Construction and land costs	(441,186)	(507,465)	13
Selling, general and administrative expenses	(38,613)	(41,508)	7
Operating income	$60,220	$109,901	(45)%

Homes delivered	786	914	(14)%
Average selling price	$687,000	$720,900	(5)%
Operating income as a percentage of revenues	11.2%	16.7%	(550)	bps
This segment’s revenues for the three months ended February 28, 2023 declined from the year-earlier quarter due to a decrease in the number of homes delivered and their lower average selling price. Operating income for the three months ended February 28, 2023 was down year over year, reflecting lower housing gross profits, partly offset by reduced selling, general and administrative expenses. Operating income as a percentage of revenues decreased from the year-earlier quarter, primarily due to a 470 basis-point decline in the housing gross profit margin to 18.3% and an 80 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.1%. The year-over-year decrease in the housing gross profit margin primarily reflected higher relative construction costs, shifts in the product and geographic mix of homes delivered, and reduced operating leverage from lower housing revenues. In addition, the housing gross profit margin for the three months ended February 28, 2023 included $.9 million of inventory-related charges, while there were no such charges in the year-earlier quarter. The increase in selling, general and administrative expenses as a percentage of housing revenues mainly reflected reduced operating leverage from lower housing revenues.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2023	2022	Variance
Revenues	$239,587	$209,767	14%
Construction and land costs	(177,003)	(156,428)	(13)
Selling, general and administrative expenses	(18,466)	(17,324)	(7)
Operating income	$44,118	$36,015	22%

Homes delivered	536	516	4%
Average selling price	$447,000	$406,500	10%
Operating income as a percentage of revenues	18.4%	17.2%	120	bps
The year-over-year growth in this segment’s revenues for the three months ended February 28, 2023 reflected increases in both the number of homes delivered and their average selling price. Operating income increased from the year-earlier period due to higher housing gross profits, partially offset by higher selling, general and administrative expenses. As a percentage of revenues, this segment’s operating income improved from the year-earlier quarter, reflecting a 70 basis-point expansion in the housing gross profit margin to 26.1% and a 50 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.7%. The housing gross profit margin expansion primarily reflected lower relative amortization of previously capitalized interest and improved operating leverage from higher housing revenues. The improvement in selling, general and administrative expenses as a percentage of housing revenues mainly reflected lower external sales commissions and increased operating leverage from higher housing revenues.
Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2023	2022	Variance
Revenues	$389,951	$355,322	10%
Construction and land costs	(297,286)	(284,860)	(4)
Selling, general and administrative expenses	(33,839)	(32,346)	(5)
Operating income	$58,826	$38,116	54%

Homes delivered	935	953	(2)%
Average selling price	$417,100	$372,800	12%
Operating income as a percentage of revenues	15.1%	10.7%	440	bps
This segment’s revenues for the three months ended February 28, 2023 increased from the corresponding year-earlier period, primarily reflecting a higher average selling price of homes delivered. Operating income increased from the corresponding year-earlier period due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. This segment’s operating income as a percentage of revenues improved from the year-earlier period primarily due to a 400 basis-point increase in the housing gross profit margin to 23.8% and a 40 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.7%. The year-over-year increase in the housing gross profit margin primarily reflected lower relative construction and land costs due to a shift in the product and geographic mix of homes delivered and lower relative amortization of previously capitalized interest, partly offset by increased homebuyer concessions.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2023	2022	Variance
Revenues	$208,980	$170,191	23%
Construction and land costs	(165,056)	(132,230)	(25)
Selling, general and administrative expenses	(20,399)	(17,695)	(15)
Operating income	$23,525	$20,266	16%

Homes delivered	531	485	9%
Average selling price	$393,600	$350,900	12%
Operating income as a percentage of revenues	11.3%	11.9%	(60)	bps
This segment’s revenues for the three months ended February 28, 2023 grew year over year as a result of an increase in the number of homes delivered and the higher average selling price of those homes. Operating income increased from the corresponding year-earlier period, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income declined from the year-earlier period mainly due to a 130 basis-point decrease in the housing gross profit margin to 21.0% that primarily reflected an increase in inventory-related charges to $3.5 million, compared to no such charges in the year-earlier period, and an increase in homebuyer concessions, partly offset by a shift in product and geographic mix of homes delivered and improved operating leverage from higher housing revenues. Selling, general and administrative expenses as a percentage of housing revenues improved 70 basis points from the year-earlier period to 9.7%, mainly reflecting increased operating leverage from higher housing revenues.

FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended February 28,
	2023	2022
Revenues	$5,777	$4,635
Expenses	(1,358)	(1,347)
Equity in income of unconsolidated joint ventures	1,582	5,148
Pretax income	$6,001	$8,436

Total originations (a):
Loans	1,816	1,783
Principal	$726,665	$691,933
Percentage of homebuyers using KBHS	79%	71%
Average FICO score	733	732

Loans sold (a):
Loans sold to GR Alliance	1,828	1,527
Principal	$741,468	$595,959
Loans sold to third parties	91	352
Principal	$32,242	$112,192
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months ended February 28, 2023 grew from the corresponding 2022 period due to increases in both title services revenues and insurance commissions.
Pretax income. Financial services pretax income for the three months ended February 28, 2023 decreased 29% from the year-earlier period, as a decrease in the equity in income of our unconsolidated joint venture was partly offset by improved results from our insurance and title services businesses. In the 2023 first quarter, the equity in income of our unconsolidated joint venture, KBHS, decreased to $1.6 million, compared to $5.1 million in the year-earlier quarter, as a result of a decline in KBHS’ income. The year-over-year decline in KBHS’ income was primarily due to losses of $1.5 million in the fair value of IRLCs in the current quarter, compared to gains of $7.6 million in the year-earlier quarter, mainly reflecting a lower volume of new IRLCs in the 2023 first quarter. Partly offsetting this impact were the higher principal amount of loan originations, which reflected the 2% increase in the average selling price of homes delivered, and an increase in the percentage of homebuyers using KBHS. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended February 28,
	2023	2022
Income tax expense	$36,700	$43,800
Effective tax rate	22.6%	24.6%
Our effective tax rate for the three months ended February 28, 2023 decreased from the year-earlier period, mainly due to a $5.5 million increase in the federal tax credits we recognized primarily from building energy-efficient homes and a $.5 million increase in excess tax benefits related to stock-based compensation, partly offset by a $1.4 million increase in nondeductible executive compensation expense.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended February 28,
	2023	2022
Housing revenues	$1,378,537	$1,394,154
Housing construction and land costs	(1,082,821)	(1,082,112)
Housing gross profits	295,716	312,042
Add: Inventory-related charges (a)	5,289	175
Adjusted housing gross profits	$301,005	$312,217

Housing gross profit margin as a percentage of housing revenues	21.5%	22.4%
Adjusted housing gross profit margin as a percentage of housing revenues	21.8%	22.4%
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
Liquidity and Capital Resources
Overview. We have funded our homebuilding and financial services activities over the last several years with:
•internally generated cash flows;
•public issuances of debt securities;
•borrowings under the Credit Facility;
•the Term Loan;
•land option contracts and other similar contracts and seller notes;
•public issuances of our common stock; and
•letters of credit and performance bonds.
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
We ended the 2023 first quarter with total liquidity of $1.24 billion, including cash and cash equivalents and $983.4 million of available capacity under the Credit Facility. Based on our financial position as of February 28, 2023, and our business forecast for the remainder of 2023 as discussed below under “Outlook,” we have no material concerns related to our liquidity. While the softening in homebuyer demand that began in the 2022 second half indicates potential liquidity risks, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months. Though the financial industry and capital markets turmoil that began with regulatory authorities closing two U.S. banks in early March 2023 could also create a potential liquidity risk if it spreads, as discussed below under Part II, Item 1A – Risk Factors, as of the date of this report, we believe it will not impair our ability to access any cash and cash equivalents we have invested in interest-bearing bank deposit accounts, or the full borrowing, credit extension and payment guarantee capacities available under our Credit Facility and the LOC Facility.
Cash Requirements. There have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2022.
Investments in Land and Land Development. Our investments in land and land development for the three months ended February 28, 2023 decreased 48% to $367.0 million, compared to $704.7 million for the year-earlier period, primarily due to a strategic reduction in land acquisitions. In the three months ended February 28, 2023, our land acquisitions decreased 86% to $50.0 million from $365.8 million, reflecting a pivot in our land investment strategy beginning in the 2022 third quarter in response to softening housing market conditions, to emphasize developing land positions we already own or control under land option contracts and other similar contracts. We have also evaluated our transaction pipeline and renegotiated pricing and terms for many deals while abandoning others that no longer met our investment return standards. In addition, we have modified our land development strategy, electing where appropriate to build in smaller phases, and in some cases, defer the start of the next phase of lots in a community to align with expected demand. Reflecting these shifts in our land strategy, approximately 14% of our total investments for the three months ended February 28, 2023 related to land acquisitions, compared to approximately 52% in the prior-year period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the three months ended February 28, 2023 and 2022, approximately 53% and 57%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
For the remainder of 2023, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards, though we anticipate at a lower level than in the past two years. Our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	February 28, 2023		November 30, 2022		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	17,512	$2,337,899	19,302	$2,425,141	(1,790)	$(87,242)
Southwest	8,304	983,478	8,841	993,059	(537)	(9,581)
Central	21,918	1,255,966	24,001	1,278,420	(2,083)	(22,454)
Southeast	14,670	867,810	16,651	846,556	(1,981)	21,254
Total	62,404	$5,445,153	68,795	$5,543,176	(6,391)	$(98,023)
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at February 28, 2023 decreased from November 30, 2022, reflecting homes delivered in the 2023 first quarter as well as the above-mentioned pivot in our land investment strategy, which included our abandonment of 3,799 previously controlled lots in the current quarter. The number of lots in inventory as of February 28, 2023 included 4,027 lots under contract where the associated deposits were refundable at our discretion, compared to 5,543 of such lots at November 30, 2022. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 26% at February 28, 2023, compared to 30% at November 30, 2022. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at February 28, 2023, we estimate the remaining purchase price to be paid would be as follows: 2023 – $428.2 million; 2024 – $320.6 million; 2025 – $121.1 million; 2026 – $124.8 million; 2027 – $6.0 million; and thereafter – $3.3 million.
Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	February 28, 2023	November 30, 2022
Cash and cash equivalents	$260,127	$328,517
Credit Facility commitment	1,090,000	1,090,000
Borrowings outstanding under the Credit Facility	(100,000)	(150,000)
Letters of credit outstanding under the Credit Facility	(6,650)	(6,650)
Credit Facility availability	983,350	933,350
Total liquidity	$1,243,477	$1,261,867
The majority of our cash equivalents at February 28, 2023 and November 30, 2022 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	February 28, 2023	November 30, 2022	Variance
Credit Facility	$100,000	$150,000	$(50,000)
Term Loan	357,653	357,485	168
Senior notes	1,326,674	1,326,266	408
Mortgages and land contracts due to land sellers and other loans	4,523	4,760	(237)
Total	$1,788,850	$1,838,511	$(49,661)
Our financial leverage, as measured by the ratio of debt to capital, was 32.6% at February 28, 2023, compared to 33.4% at November 30, 2022. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of February 28, 2023 and November 30, 2022, we had letters of credit outstanding under the LOC Facility of $23.1 million and $36.4 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.30 billion and $1.27 billion of performance bonds outstanding at February 28, 2023 and November 30, 2022, respectively.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 28, 2023, we had $100.0 million of cash borrowings and $6.6 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
In addition, under the Credit Facility and the Term Loan, our equity investments in joint ventures and non-guarantor subsidiaries and other unconsolidated entities as of the end of each fiscal quarter cannot exceed the sum of (a) $104.8 million and (b) 20% of consolidated tangible net worth. Further, for so long as we do not hold an investment grade rating, as defined under the Credit Facility and the Term Loan, the Credit Facility and the Term Loan do not permit our borrowing base indebtedness, which, subject to certain exceptions, is the aggregate principal amount of our and certain of our subsidiaries’ outstanding indebtedness for borrowed money and non-collateralized financial letters of credit, to be greater than our borrowing base (a measure relating to our inventory and unrestricted cash assets).
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 28, 2023:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.56 billion	$3.66 billion
Leverage Ratio	<	.600	.329
Interest Coverage Ratio (a)	>	1.500	10.498
Minimum liquidity (a)	>	$119.2 million	$160.1 million
Investments in joint ventures and non-guarantor subsidiaries	<	$835.8 million	$290.2 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.47 billion
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
As of February 28, 2023, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2023, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $4.5 million, secured primarily by the underlying property, which had an aggregate carrying value of $28.4 million.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended February 28,
	2023	2022
Net cash provided by (used in):
Operating activities	$93,917	$(251,035)
Investing activities	(16,961)	(17,876)
Financing activities	(146,327)	219,512
Net decrease in cash and cash equivalents	$(69,371)	$(49,399)
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash provided by operating activities for the three months ended February 28, 2023 primarily reflected net income of $125.5 million and a net decrease in inventories of $101.3 million, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $131.7 million and a net increase in receivables of $25.3 million. In the three months ended February 28, 2022, our net cash used in operating activities mainly reflected a net increase in inventories of $405.9 million and a net increase in receivables of $8.6 million, partly offset by net income of $134.3 million and a net increase in accounts payable, accrued expenses and other liabilities of $2.1 million.
Investing Activities. In the three months ended February 28, 2023, our uses of cash included $13.2 million for contributions to unconsolidated joint ventures and $8.8 million for net purchases of property and equipment. These uses of cash were partially offset by a $5.1 million return of investments in unconsolidated joint ventures. In the three months ended February 28, 2022, the net cash used for investing activities reflected $10.6 million for net purchases of property and equipment and $8.6 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $1.3 million return of investments in unconsolidated joint ventures.
Financing Activities. In the three months ended February 28, 2023, our uses of cash included stock repurchases of $75.0 million, net repayments under the Credit Facility of $50.0 million, dividend payments on our common stock of $12.5 million, tax payments associated with stock-based compensation awards of $9.7 million and payments on mortgages and land contracts due to land sellers and other loans of $.2 million. The cash used was partly offset by $1.1 million of issuances of common stock under employee stock plans. In the three months ended February 28, 2022, cash was provided by net borrowings under the Credit Facility of $250.0 million. Partially offsetting the cash provided were $14.1 million of dividend payments on our common stock, $12.2 million of tax payments associated with stock-based compensation awards, $3.8 million of costs incurred for an amendment of the Credit Facility and $.4 million of payments on mortgages and land contracts due to land sellers and other loans.
Dividends. In the three-month periods ended February 28, 2023 and 2022, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2023, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire. Our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions or moderated investor and/or lender interest or capacity stemming from the unfavorable industry trends described above under “Overview” or other factors, and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. The potential liquidity risks from the financial industry and capital markets turmoil that began in early March 2023 with the closing of two U.S. banks is discussed below under Part II, Item 1A – Risk Factors.
Supplemental Guarantor Financial Information
As of February 28, 2023, we had $1.34 billion in aggregate principal amount of outstanding senior notes, $100.0 million of borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	February 28, 2023	November 30, 2022
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$218,810	$265,916
Inventories	5,009,654	5,118,252
Amounts due from Non-Guarantor Subsidiaries	414,707	403,249
Total assets	6,283,930	6,404,755

Liabilities and Stockholders’ Equity
Notes payable	$1,786,340	$1,836,001
Amounts due to Non-Guarantor Subsidiaries	286,422	283,280
Total liabilities	2,827,446	2,977,348
Stockholders’ equity	3,456,484	3,427,407

Three Months Ended February 28, 2023
Summarized Statement of Operations Data (in thousands)
Revenues	$1,305,717
Construction and land costs	(1,017,038)
Selling, general and administrative expenses	(135,957)
Interest income from Non-Guarantor Subsidiaries	6,613
Pretax income	159,657
Net income	124,057
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2023 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2022.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
We believe several long-term housing market fundamental factors remain positive, including favorable demographics, a decade-plus underproduction of new homes in relation to population growth and low resale home inventory. However, sharply higher mortgage interest rates beginning in early 2022, several years of rising housing prices, elevated inflation and various other macroeconomic and geopolitical concerns combined to significantly weaken housing market demand in the 2022 second half, and the soft market conditions continued in the 2023 first quarter. We expect consumer caution from interest rate and economic uncertainties as well as affordability pressures to continue to negatively impact homebuyer demand for the remainder of 2023, with lower net orders and higher cancellation rates anticipated for the 2023 second quarter, each as compared to the corresponding prior-year period.
Given these conditions, and depending on the market dynamics and the size and construction stage of the backlog within each community, we plan to continue to implement or maintain selective price adjustments and other homebuyer concessions to help generate new orders as we did in the 2023 first quarter. We anticipate the pricing adjustments and other homebuyer concessions we have selectively implemented since the 2022 third quarter and may continue to implement, as well as a community mix shift within our West Coast homebuilding reporting segment with a lower proportion of deliveries expected from higher-priced communities, will contribute to a year-over-year decrease in the overall average selling price of homes delivered in each of the remaining quarters of 2023. At the same time, with the deceleration in housing starts compared to a year ago, we are continuing to pursue reductions in our direct construction costs and cycle times to help offset any such pricing adjustments and other homebuyer concessions. We are committed to reducing our cycle times to achieve deliveries within a more traditional timeframe of between six and seven months from home sale to delivery.
We believe we are in a strong position to operate effectively through changing market conditions, with a solid balance sheet and liquidity, and anticipated healthy operating cash flow for the 2023 fiscal year. We plan to continue to moderate and be highly selective in our land investments until market conditions improve, as well as maintain a balanced approach to capital allocation to maximize long-term stockholder value. In this regard, on March 21, 2023, our board of directors approved a $500.0 million share repurchase authorization, providing us flexibility to continue to repurchase our common stock on an opportunistic basis.
We plan to continue to manage our product offerings, pricing, net order pace and inventory levels to optimize each asset based on local housing market conditions, leveraging our differentiating, highly customer-centric Built to Order business model and operational capabilities to help effectively meet evolving consumer preferences and budgets. With our backlog value of $3.31 billion at February 28, 2023, we believe we can achieve our projected results for 2023, subject to the factors and risks described in this report. Based on the foregoing, our present outlook for the 2023 second quarter and full year is as follows:
2023 Second Quarter
•We expect to generate housing revenues in the range of $1.35 billion to $1.50 billion, a decrease from $1.71 billion in the corresponding 2022 period, and anticipate our average selling price to be approximately $480,000, compared to $494,300 in the year-earlier period, a 3% decrease year over year.
•We expect our homebuilding operating income margin will be in the range of 9.5% to 10.5%, assuming no inventory-related charges, down from 15.5% for the year-earlier quarter.
•We expect our housing gross profit margin will be in the range of 20.0% to 21.0%, assuming no inventory-related charges, compared to 25.3% for the corresponding 2022 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.3% to 10.8%, compared to 9.8% in the 2022 second quarter.
•We expect our effective tax rate will be approximately 24%. The effective tax rate for the year-earlier quarter was approximately 26%.
•We expect our average community count will be up in the range of 15% to 20%, compared to the prior-year quarter.
•We expect our net orders will range between 3,000 and 3,700, representing a year-over-year decline of 14% at the mid-point.
2023 Full Year
•We expect our housing revenues to be in the range of $5.20 billion to $5.90 billion, a decrease of 19% at the mid-point of the range, from $6.88 billion in 2022, and anticipate our average selling price will be in the range of $480,000 to $490,000, a decrease from $500,800 for 2022.
•We expect our homebuilding operating income margin to be in the range of 10.0% to 11.0%, assuming no inventory-related charges, compared to 15.6% for 2022.
•We expect our housing gross profit margin to be in the range of 20.5% to 21.5%, assuming no inventory-related charges, compared to 24.8% for 2022.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.0% to 11.0%, compared to 9.2% in the prior year.
•We expect the effective tax rate will be approximately 24%, flat with 2022.
•We expect our average community count will be up year over year in the low double-digit percentage range.
•We expect a return on equity in the low double-digit percentage range.
Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies). The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during 2022 and into 2023 to moderate persistent U.S. inflation, and the further actions it may take, are expected to be an ongoing headwind for the housing market for the remainder of 2023, as they have elevated mortgage loan interest rates and created macroeconomic uncertainty and financial market turbulence that, among other things, has tempered consumer demand for homes and disrupted credit and lending markets. In addition, we believe the supply chain disruptions, other production challenges and construction cost pressures described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations will generally persist for the remainder of 2023. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the 2023 first quarter, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues and returns.
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
•consumer and producer price inflation;
•changes in interest rates, including those set by the Federal Reserve, which the Federal Reserve has increased sharply in the past few quarters and signaled an intention to aggressively further to moderate inflation, available in the capital markets or from financial institutions and other lenders, and applicable to mortgage loans;

•our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;
•our compliance with the terms of the Credit Facility and the Term Loan;
•the ability and willingness of the applicable lenders, including any substitute or additional lenders, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under the Credit Facility or LOC Facility;
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
•any failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations or raise the amount the federal government is authorized to borrow to meet its existing legal obligations, and financial markets’ and businesses’ reactions to any such failure;
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
•the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services, which may depend on the ability and willingness of lenders and financial institutions to offer such loans and services to our homebuyers;
•the performance of mortgage lenders to our homebuyers;
•the performance of KBHS;
•the ability and willingness of the applicable lenders and financial institutions to extend credit facilities to KBHS to fund its originated mortgage loans;
•information technology failures and data security breaches;
•an epidemic or pandemic, and the control response measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and
•other events outside of our control.
Please see our Annual Report on Form 10-K for the year ended November 30, 2022 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2022. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2022.
Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2023.
We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. While the new ERP system has become an increasing component of our business as more of our operating divisions transition to it, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Accordingly, we continue to rely upon a combination of our existing and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION
Item 1.Legal Proceedings
For a discussion of our legal proceedings, see Note 17 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 1A.Risk Factors
Except as set forth below, as of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2022. However, we cannot provide any assurance that any such risk factor will not materialize.
Financial industry and capital markets turmoil may materially and adversely affect our liquidity and consolidated financial statements.
In early March 2023, federal and state banking regulators closed two U.S. banks, with which neither we nor KBHS had any banking, financing or other business relationships or dependencies, precipitating financial industry and capital markets turmoil centered on concerns about the stability and solvency of other banks and financial institutions and the attendant risk they may be closed and/or forced by governmental agencies into receivership or sale. The failure of other banks and financial institutions, if it occurs, could have a material adverse effect on our liquidity or consolidated financial statements if we have placed cash and cash equivalent deposits at such banks or financial institutions, or if such banks or financial institutions, or any substitute or additional banks or financial institutions, participate in our Credit Facility or LOC Facility. Under our Credit Facility, non-defaulting lenders are not obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit, and may not issue additional letters of credit if we do not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, potentially due to other demands they face under other credit instruments to which they are party, or because of regulatory restrictions, among other factors, we may not be able to access the Credit Facility’s full borrowing or letter of credit capacity to support our business needs. Similarly, if the applicable lender fails to meet its commitment to provide payment guarantees for us under the LOC Facility, we may not be able to access its full issuance capacity to carry out important operational processes. In addition, if a party to the warehouse line of credit and master repurchase agreements KBHS uses to fund mortgage originations fails, or is unable or unwilling to fulfill their obligations, KBHS may be limited in its ability, or unable, to provide mortgage loans to our homebuyers, which may prevent them from closing on their home at the time expected or at all. Also, if there is a failure of the lender of the revolving line of credit to one of our unconsolidated joint ventures for it to finance its land acquisition, development and construction activities, the unconsolidated joint venture may be delayed or unable to complete the project.
Based on our outreach to our, KBHS’ and the unconsolidated joint venture’s banking and financial institution partners, and steps we have taken to place deposits only with certain of those partners, as of the date of this report, we believe the above-described financial industry and capital markets turmoil will not impair our, KBHS’ or the unconsolidated joint venture’s ability to access any cash and cash equivalents on deposit or the full amounts available for borrowings or other credit extensions under the applicable financial instruments, in each case if and as needed in the ordinary course.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended February 28, 2023 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
December 1-31	—	$—	$—	$150,000
January 1-31 (b)	1,159,816	38.80	44,998	105,002
February 1-28 (b)	1,082,594	36.72	30,002	75,000
Total	2,242,410	$37.79	$75,000

(a)     On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock. As of November 30, 2022, there was $150.0 million of remaining availability under this share repurchase authorization. In the 2023 first quarter, we repurchased 1,965,442 shares of our common stock on the open market pursuant to this authorization at a total cost of $75.0 million. As of February 28, 2023, we were authorized to repurchase up to $75.0 million of common stock in additional transactions, excluding excise tax. This authorization was replaced on March 21, 2023 by a subsequent authorization by our board of directors authorizing us to repurchase up to $500.0 million of our common stock, excluding excise tax.
(b)    The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
The total number of shares purchased and average price paid per share in the above table includes previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of PSUs in February 2023, as described in Note 18 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report. These transactions are not considered repurchases under the board of directors’ authorization.
Item 6.Exhibits

Exhibits

22	List of Guarantor Subsidiaries, filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2022 (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB HOME Registrant

Dated	April 7, 2023	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 7, 2023	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)