Form 10-Q
period 2023-05-31
KB HOME
filed 2023-07-07
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 80,609,911 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2023. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Total revenues	$1,765,316	$1,720,062	$3,149,630	$3,118,851
Homebuilding:
Revenues	$1,757,846	$1,714,826	$3,136,383	$3,108,980
Construction and land costs	(1,386,558)	(1,281,752)	(2,469,379)	(2,363,864)
Selling, general and administrative expenses	(169,186)	(168,614)	(308,413)	(311,094)
Operating income	202,102	264,460	358,591	434,022
Interest income	1,729	39	2,196	75
Equity in loss of unconsolidated joint ventures	(313)	(310)	(1,070)	(287)
Homebuilding pretax income	203,518	264,189	359,717	433,810
Financial services:
Revenues	7,470	5,236	13,247	9,871
Expenses	(1,472)	(1,362)	(2,830)	(2,709)
Equity in income of unconsolidated joint ventures	5,426	14,807	7,008	19,955
Financial services pretax income	11,424	18,681	17,425	27,117
Total pretax income	214,942	282,870	377,142	460,927
Income tax expense	(50,500)	(72,200)	(87,200)	(116,000)
Net income	$164,442	$210,670	$289,942	$344,927
Earnings per share:
Basic	$2.00	$2.39	$3.49	$3.90
Diluted	$1.94	$2.32	$3.38	$3.79
Weighted average shares outstanding:
Basic	81,764	87,858	82,607	88,069
Diluted	84,306	90,316	85,141	90,690
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	May 31, 2023	November 30, 2022
Assets
Homebuilding:
Cash and cash equivalents	$557,037	$328,517
Receivables	341,010	322,767
Inventories	5,128,841	5,543,176
Investments in unconsolidated joint ventures	53,427	46,785
Property and equipment, net	89,804	89,234
Deferred tax assets, net	150,268	160,868
Other assets	106,598	101,051
	6,426,985	6,592,398
Financial services	56,032	59,532
Total assets	$6,483,017	$6,651,930

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$360,585	$412,525
Accrued expenses and other liabilities	668,084	736,971
Notes payable	1,686,663	1,838,511
	2,715,332	2,988,007
Financial services	1,203	3,128
Stockholders’ equity:
Common stock — 101,019,249 and 100,711,153 shares issued at May 31, 2023 and November 30, 2022, respectively	101,019	100,711
Paid-in capital	830,765	836,260
Retained earnings	3,407,813	3,143,578
Accumulated other comprehensive loss	(5,575)	(5,575)
Grantor stock ownership trust, at cost: 6,705,247 shares at May 31, 2023 and November 30, 2022	(72,718)	(72,718)
Treasury stock, at cost: 13,704,091 and 10,015,507 at May 31, 2023 and November 30, 2022, respectively	(494,822)	(341,461)
Total stockholders’ equity	3,766,482	3,660,795
Total liabilities and stockholders’ equity	$6,483,017	$6,651,930
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Six Months Ended May 31,
	2023	2022
Cash flows from operating activities:
Net income	$289,942	$344,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(5,938)	(19,668)
Distributions of earnings from unconsolidated joint ventures	12,172	9,295
Amortization of debt issuance costs and premiums	1,673	1,137
Depreciation and amortization	17,760	15,534
Deferred income taxes	10,600	11,500
Stock-based compensation	14,686	15,888
Inventory impairments and land option contract abandonments	9,576	907
Changes in assets and liabilities:
Receivables	(18,460)	(11,112)
Inventories	413,774	(764,225)
Accounts payable, accrued expenses and other liabilities	(132,245)	84,259
Other, net	(4,810)	(3,254)
Net cash provided by (used in) operating activities	608,730	(314,812)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(17,713)	(16,376)
Return of investments in unconsolidated joint ventures	5,100	1,255
Purchases of property and equipment, net	(18,324)	(22,122)
Net cash used in investing activities	(30,937)	(37,243)
Cash flows from financing activities:
Borrowings under revolving credit facility	170,000	1,075,000
Repayments under revolving credit facility	(320,000)	(675,000)
Issuance costs for unsecured revolving credit facility	—	(3,805)
Payments on mortgages and land contracts due to land sellers and other loans	(3,001)	(400)
Issuance of common stock under employee stock plans	5,010	—
Stock repurchases	(167,088)	(50,000)
Tax payments associated with stock-based compensation awards	(9,748)	(12,153)
Payments of cash dividends	(25,707)	(27,142)
Net cash provided by (used in) financing activities	(350,534)	306,500
Net increase (decrease) in cash and cash equivalents	227,259	(45,555)
Cash and cash equivalents at beginning of period	330,198	292,136
Cash and cash equivalents at end of period	$557,457	$246,581
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2022, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2022 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months and six months ended May 31, 2023 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $372.6 million at May 31, 2023 and $15.8 million at November 30, 2022. At May 31, 2023 and November 30, 2022, the majority of our cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $164.4 million for the three months ended May 31, 2023 and $210.7 million for the three months ended May 31, 2022. For the six months ended May 31, 2023 and 2022, our comprehensive income was $289.9 million and $344.9 million, respectively. Our comprehensive income for each of the three-month and six-month periods ended May 31, 2023 and 2022 was equal to our net income for the respective periods.
2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of May 31, 2023, our homebuilding reporting segments conducted ongoing operations in the following states:

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
We offer mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), our unconsolidated joint venture with GR Alliance

Ventures, LLC (“GR Alliance”), a subsidiary of Guaranteed Rate, Inc. We and GR Alliance each have a 50.0% ownership interest, with GR Alliance providing management oversight of KBHS’ operations.
Our reporting segments follow the same accounting policies used for our consolidated financial statements. The results of each reporting segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Revenues:
West Coast	$564,350	$761,217	$1,104,369	$1,420,091
Southwest	335,828	290,924	575,415	500,691
Central	545,214	433,046	935,165	788,368
Southeast	312,454	229,639	521,434	399,830
Total	$1,757,846	$1,714,826	$3,136,383	$3,108,980

Pretax income (loss):
West Coast	$55,099	$137,518	$114,649	$247,552
Southwest	57,117	64,635	101,148	100,540
Central	78,985	66,200	137,818	104,316
Southeast	48,931	39,059	72,456	59,325
Corporate and other	(36,614)	(43,223)	(66,354)	(77,923)
Total	$203,518	$264,189	$359,717	$433,810

Inventory impairment and land option contract abandonment charges:
West Coast	$3,079	$157	$3,948	$157
Southwest	—	55	—	164
Central	1,128	520	2,079	586
Southeast	80	—	3,549	—
Total	$4,287	$732	$9,576	$907

	May 31, 2023	November 30, 2022
Assets:
West Coast	$2,452,625	$2,631,598
Southwest	965,223	1,074,912
Central	1,306,661	1,493,486
Southeast	895,182	929,208
Corporate and other	807,294	463,194
Total	$6,426,985	$6,592,398

3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Revenues
Insurance commissions	$4,010	$2,596	$7,384	$5,114
Title services	3,460	2,637	5,863	4,738
Other	—	3	—	19
Total	7,470	5,236	13,247	9,871
Expenses
General and administrative	(1,472)	(1,362)	(2,830)	(2,709)
Operating income	5,998	3,874	10,417	7,162
Equity in income of unconsolidated joint ventures	5,426	14,807	7,008	19,955
Pretax income	$11,424	$18,681	$17,425	$27,117

	May 31, 2023	November 30, 2022
Assets
Cash and cash equivalents	$420	$1,681
Receivables	3,692	3,475
Investments in unconsolidated joint venture	21,664	26,678
Other assets (a)	30,256	27,698
Total assets	$56,032	$59,532

Liabilities
Accounts payable and accrued expenses	$1,203	$3,128
Total liabilities	$1,203	$3,128
(a)Other assets at May 31, 2023 and November 30, 2022 included $30.2 million and $27.6 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Numerator:
Net income	$164,442	$210,670	$289,942	$344,927
Less: Distributed earnings allocated to nonvested restricted stock	(91)	(64)	(176)	(129)
Less: Undistributed earnings allocated to nonvested restricted stock	(1,119)	(957)	(1,866)	(1,539)
Numerator for basic earnings per share	163,232	209,649	287,900	343,259
Effect of dilutive securities:
Add: Undistributed earnings allocated to nonvested restricted stock	1,119	957	1,866	1,539
Less: Undistributed earnings reallocated to nonvested restricted stock	(1,085)	(931)	(1,811)	(1,495)
Numerator for diluted earnings per share	$163,266	$209,675	$287,955	$343,303

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Denominator:
Weighted average shares outstanding — basic	81,764	87,858	82,607	88,069
Effect of dilutive securities:
Share-based payments	2,542	2,458	2,534	2,621
Weighted average shares outstanding — diluted	84,306	90,316	85,141	90,690
Basic earnings per share	$2.00	$2.39	$3.49	$3.90
Diluted earnings per share	$1.94	$2.32	$3.38	$3.79
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at May 31, 2023 or 2022.
For the three-month and six-month periods ended May 31, 2023 and 2022, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	May 31, 2023	November 30, 2022
Due from utility companies, improvement districts and municipalities	$212,385	$181,443
Recoveries related to self-insurance and other legal claims	68,632	76,581
Refundable deposits and bonds	16,967	17,610
Other	47,861	52,201
Subtotal	345,845	327,835
Allowance for doubtful accounts	(4,835)	(5,068)
Total	$341,010	$322,767
6.    Inventories
Inventories consisted of the following (in thousands):

	May 31, 2023	November 30, 2022
Homes completed or under construction	$2,094,058	$2,414,675
Land under development	3,034,783	3,128,501
Total	$5,128,841	$5,543,176
Land under development at May 31, 2023 and November 30, 2022 included land held for future development or sale of $25.8 million and $21.6 million, respectively.
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

Our interest costs were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Capitalized interest at beginning of period	$147,162	$159,649	$145,494	$161,119
Interest incurred	25,995	29,021	53,799	57,324
Interest amortized to construction and land costs	(31,932)	(34,005)	(58,068)	(63,778)
Capitalized interest at end of period	$141,225	$154,665	$141,225	$154,665
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
We evaluated one active community for recoverability as of May 31, 2023 with a carrying value of $15.9 million. As of November 30, 2022, we evaluated five active communities or land parcels for recoverability with a carrying value of $118.7 million. In addition, we evaluated land held for future development for recoverability as of both May 31, 2023 and November 30, 2022. Based on the results of our evaluations, we recognized no inventory impairment charges for the three-month and six-month periods ended May 31, 2023 and 2022.
As of May 31, 2023, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $76.9 million, representing six communities and various other land parcels. As of November 30, 2022, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $102.9 million, representing eight communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $4.3 million for the three months ended May 31, 2023 and $9.6 million for the six months ended May 31, 2023. For the three-month and six-month periods ended May 31, 2022, we recognized land option contract abandonment charges of $.7 million and $.9 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at May 31, 2023 and November 30, 2022 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at May 31, 2023 and November 30, 2022 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.

Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2023 and November 30, 2022, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	May 31, 2023		November 30, 2022
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$16,471	$609,927	$22,399	$635,502
Other land option contracts and other similar contracts	19,796	384,118	29,451	529,430
Total	$36,267	$994,045	$51,850	$1,164,932
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $30.1 million at May 31, 2023 and $33.1 million at November 30, 2022. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $9.3 million at May 31, 2023 and $5.1 million at November 30, 2022.
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
As of both May 31, 2023 and November 30, 2022, we had investments in six homebuilding unconsolidated joint ventures. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Revenues	$1,171	$1,108	$1,171	$3,958
Construction and land costs	(683)	(772)	(686)	(3,071)
Other expense, net	(960)	(918)	(2,410)	(1,348)
Loss	$(472)	$(582)	$(1,925)	$(461)
The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	May 31, 2023	November 30, 2022
Assets
Cash	$13,823	$14,066
Receivables	2,886	3,394
Inventories	138,290	114,465
Other assets	554	633
Total assets	$155,553	$132,558

Liabilities and equity
Accounts payable and other liabilities	$8,085	$8,369
Notes payable (a)	47,457	34,396
Equity	100,011	89,793
Total liabilities and equity	$155,553	$132,558
(a)    As of both May 31, 2023 and November 30, 2022, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit it entered into with a third-party lender in April 2022 to finance its land acquisition, development and construction activities. Borrowings under this line of credit, which has a maximum commitment of $62.0 million, are secured by the underlying property and related project assets. The line of credit is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. None of our other unconsolidated joint ventures had outstanding debt at May 31, 2023 or November 30, 2022.
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
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint ventures (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Revenues	$28,450	$50,224	$48,640	$80,200
Expenses	(17,599)	(20,607)	(34,624)	(40,287)
Income	$10,851	$29,617	$14,016	$39,913

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
The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	May 31, 2023	November 30, 2022
Assets
Cash and cash equivalents	$21,818	$28,120
Mortgage loans held for sale	186,573	250,572
Other assets	28,173	33,176
Total assets	$236,564	$311,868

Liabilities and equity
Accounts payable and other liabilities	$13,255	$15,590
Funding facilities	179,981	242,944
Equity	43,328	53,334
Total liabilities and equity	$236,564	$311,868
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $25.6 million at May 31, 2023 and $29.8 million at November 30, 2022. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were losses of $2.7 million and $4.2 million for the three-month and six-month periods ended May 31, 2023, respectively, and gains of $25.8 million and $33.4 million for the three-month and six-month periods ended May 31, 2022, respectively.
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
Funding facilities. KBHS maintains warehouse line of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of May 31, 2023. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2023. The warehouse line of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”), (collectively, “Guarantor Subsidiaries”).

10.Other Assets
Other assets consisted of the following (in thousands):

	May 31, 2023	November 30, 2022
Cash surrender value of corporate-owned life insurance contracts	$54,858	$55,591
Lease right-of-use assets	24,757	25,469
Prepaid expenses	23,157	15,645
Debt issuance costs associated with unsecured revolving credit facility, net	3,826	4,346
Total	$106,598	$101,051
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31, 2023	November 30, 2022
Self-insurance and other legal liabilities	$229,283	$234,128
Employee compensation and related benefits	130,749	182,443
Warranty liability	99,142	101,890
Customer deposits	67,006	76,738
Accrued interest payable	28,891	29,989
Lease liabilities	26,787	27,494
Inventory-related obligations (a)	21,461	19,136
Federal and state taxes payable	15,449	3,671
Real estate and business taxes	11,125	17,557
Other	38,191	43,925
Total	$668,084	$736,971
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three months ended May 31, 2023 and 2022 was $5.6 million and $4.9 million, respectively, and included short-term lease costs of $2.2 million and $1.8 million, respectively. For the six months ended May 31, 2023 and 2022, our total lease expense was $10.8 million and $9.2 million, respectively, and included short-term lease costs of $3.9 million and $3.0 million, respectively. Variable lease costs and external sublease income for the three-month and six-month periods ended May 31, 2023 and 2022 were immaterial.

The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	May 31, 2023	November 30, 2022
Lease right-of-use assets (a)	$24,768	$25,545
Lease liabilities (a)	26,795	27,580
(a)Consists of amounts within both our homebuilding and financial services operations. The financial services amounts were nominal as of each date.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Income tax expense	$50,500	$72,200	$87,200	$116,000
Effective tax rate	23.5%	25.5%	23.1%	25.2%
Our income tax expense and effective tax rate for the three months ended May 31, 2023 included the favorable impact of $6.8 million of federal tax credits we recognized primarily from building energy-efficient homes and $1.1 million of excess tax benefits related to stock-based compensation, partly offset by $3.5 million of nondeductible executive compensation expense. Our income tax expense and effective tax rate for the three months ended May 31, 2022 reflected the favorable impact of $.6 million of federal tax credits we recognized primarily from building energy-efficient homes, which was more than offset by $2.2 million of nondeductible executive compensation expense.
For the six months ended May 31, 2023, our income tax expense and effective tax rate included the favorable impacts of $12.5 million of federal tax credits we recognized primarily from building energy-efficient homes and $3.8 million of excess tax benefits related to stock-based compensation, partly offset by $6.6 million of nondeductible executive compensation expense. Our income tax expense and effective tax rate for the six months ended May 31, 2022 reflected the favorable impacts of $2.2 million of excess tax benefits related to stock-based compensation and $.8 million of federal tax credits we recognized primarily from building energy-efficient homes, which were more than offset by $3.9 million of nondeductible executive compensation expense.
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
Our deferred tax assets of $167.4 million as of May 31, 2023 and $178.0 million as of November 30, 2022 were each partly offset by a valuation allowance of $17.1 million. The deferred tax asset valuation allowances as of May 31, 2023 and November 30, 2022 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of May 31, 2023, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax asset valuation allowance were needed for the six months ended May 31, 2023.
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

14.Notes Payable
Notes payable consisted of the following (in thousands):

	May 31, 2023	November 30, 2022
Unsecured revolving credit facility	$—	$150,000
Senior unsecured term loan due August 25, 2026	357,821	357,485
6.875% Senior notes due June 15, 2027	297,824	297,595
4.80% Senior notes due November 15, 2029	297,399	297,230
7.25% Senior notes due July 15, 2030	345,878	345,663
4.00% Senior notes due June 15, 2031	385,982	385,778
Mortgages and land contracts due to land sellers and other loans	1,759	4,760
Total	$1,686,663	$1,838,511
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $15.1 million at May 31, 2023 and $16.2 million at November 30, 2022.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at an adjusted term Secured Overnight Financing Rate (“SOFR”) or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2023, we had no cash borrowings and $6.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of May 31, 2023, we had $1.08 billion available for cash borrowings under the Credit Facility, with up to $243.4 million of that amount available for the issuance of letters of credit.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). Interest under the Term Loan accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. Proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of May 31, 2023, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 6.4%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of May 31, 2023 and November 30, 2022, we had letters of credit outstanding under the LOC Facility of $14.5 million and $36.4 million, respectively.
Senior Notes. All the senior notes outstanding at May 31, 2023 and November 30, 2022 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.

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
As of May 31, 2023, we were in compliance with our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of May 31, 2023, inventories having a carrying value of $23.6 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
As of May 31, 2023, principal payments on our notes payable are due during each year ending November 30 as follows: 2023 – $.4 million; 2024 – $.8 million; 2025 – $.6 million ; 2026 – $360.0 million; 2027 – $300.0 million and thereafter – $1.04 billion.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the six months ended May 31, 2023 and the year ended November 30, 2022 (in thousands):

		May 31, 2023			November 30, 2022
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)

Inventories	Level 3	$—	$—	$—	$65,372	$(24,077)	$41,295
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

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		May 31, 2023		November 30, 2022
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,327,083	$1,263,000	$1,326,266	$1,205,875
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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Balance at beginning of period	$101,238	$97,466	$101,890	$96,153
Warranties issued	10,653	9,678	18,643	17,568
Payments	(12,749)	(7,937)	(21,391)	(14,514)
Balance at end of period	$99,142	$99,207	$99,142	$99,207

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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $30.3 million and $32.7 million are included in receivables in our consolidated balance sheets at May 31, 2023 and November 30, 2022, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.

The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Balance at beginning of period	$171,269	$190,594	$175,977	$189,131
Self-insurance provided	3,977	5,773	7,818	10,512
Payments	(1,838)	(11,664)	(9,134)	(14,130)
Adjustments (a)	(1,185)	(16,028)	(2,438)	(16,838)
Balance at end of period	$172,223	$168,675	$172,223	$168,675
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of May 31, 2023, we had approximately 465 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At May 31, 2023, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible. In addition, although we believe it is probable we will receive additional claims in future periods, we are unable to reasonably estimate the number of such claims or the amount or range of any potential losses associated with such claims as each of these is dependent on several factors, including the actions of third parties over which we have no control; the nature of any specific claims; and our evaluation of the particular facts surrounding each such claim.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At May 31, 2023, we had $1.34 billion of performance bonds and $21.2 million of letters of credit outstanding. At November 30, 2022, we had $1.27 billion of performance bonds and $43.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At May 31, 2023, we had total cash deposits of $36.3 million to purchase land having an aggregate purchase price of $994.0 million. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2023, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
18.Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended May 31, 2023 and 2022
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at February 28, 2023	100,783	(6,705)	(11,587)	$100,783	$819,904	$3,256,602	$(5,575)	$(72,718)	$(403,533)	$3,695,463
Net income	—	—	—	—	—	164,442	—	—	—	164,442
Dividends on common stock	—	—	—	—	—	(13,231)	—	—	—	(13,231)
Employee stock options/other	236	—	—	236	3,640	—	—	—	—	3,876
Stock awards	—	—	46	—	(1,598)	—	—	—	1,598	—
Stock-based compensation	—	—	—	—	8,819	—	—	—	—	8,819
Stock repurchases	—	—	(2,163)	—	—	—	—	—	(92,887)	(92,887)
Balance at May 31, 2023	101,019	(6,705)	(13,704)	$101,019	$830,765	$3,407,813	$(5,575)	$(72,718)	$(494,822)	$3,766,482

Balance at February 28, 2022	100,711	(6,705)	(5,384)	$100,711	$828,238	$2,499,491	$(19,119)	$(72,718)	$(202,287)	$3,134,316
Net income	—	—	—	—	—	210,670	—	—	—	210,670
Dividends on common stock	—	—	—	—	—	(13,012)	—	—	—	(13,012)
Stock awards	—	—	64	—	(2,376)	—	—	—	2,376	—
Stock-based compensation	—	—	—	—	9,021	—	—	—	—	9,021
Stock repurchases	—	—	(1,520)	—	—	—	—	—	(50,000)	(50,000)
Balance at May 31, 2022	100,711	(6,705)	(6,840)	$100,711	$834,883	$2,697,149	$(19,119)	$(72,718)	$(249,911)	$3,290,995

	Six Months Ended May 31, 2023 and 2022
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2022	100,711	(6,705)	(10,016)	$100,711	$836,260	$3,143,578	$(5,575)	$(72,718)	$(341,461)	$3,660,795
Net income	—	—	—	—	—	289,942	—	—	—	289,942
Dividends on common stock	—	—	—	—	—	(25,707)	—	—	—	(25,707)
Employee stock options/other	308	—	—	308	4,702	—	—	—	—	5,010
Stock awards	—	—	717	—	(24,883)	—	—	—	24,883	—
Stock-based compensation	—	—	—	—	14,686	—	—	—	—	14,686
Stock repurchases	—	—	(4,128)	—	—	—	—	—	(168,496)	(168,496)
Tax payments associated with stock-based compensation awards	—	—	(277)	—	—	—	—	—	(9,748)	(9,748)
Balance at May 31, 2023	101,019	(6,705)	(13,704)	$101,019	$830,765	$3,407,813	$(5,575)	$(72,718)	$(494,822)	$3,766,482

Balance at November 30, 2021	100,711	(6,705)	(5,785)	$100,711	$848,620	$2,379,364	$(19,119)	$(72,718)	$(217,383)	$3,019,475
Net income	—	—	—	—	—	344,927	—	—	—	344,927
Dividends on common stock	—	—	—	—	—	(27,142)	—	—	—	(27,142)
Stock awards	—	—	785	—	(29,625)	—	—	—	29,625	—
Stock-based compensation	—	—	—	—	15,888	—	—	—	—	15,888
Stock repurchases	—	—	(1,520)	—	—	—	—	—	(50,000)	(50,000)
Tax payments associated with stock-based compensation awards	—	—	(320)	—	—	—	—	—	(12,153)	(12,153)
Balance at May 31, 2022	100,711	(6,705)	(6,840)	$100,711	$834,883	$2,697,149	$(19,119)	$(72,718)	$(249,911)	$3,290,995

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
On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock, excluding excise tax. As of November 30, 2022, there was $150.0 million of remaining availability under this share repurchase authorization, excluding excise tax. In the 2023 first quarter, we repurchased 1,965,442 shares of our common stock on the open market pursuant to this authorization at a total cost of approximately $75.0 million, excluding excise tax. On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock, excluding excise tax. This authorization replaced the prior board of directors authorization, which had $75.0 million remaining, excluding excise tax. In the 2023 second quarter, we repurchased 2,162,882 shares of our common stock at a total cost of approximately $92.1 million, excluding excise tax, bringing our total repurchases for the six months ended May 31, 2023 to 4,128,324 shares of common stock at a total cost of approximately $167.1 million, excluding excise tax. Repurchases under the current authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of May 31, 2023, we were authorized to repurchase up to approximately $407.9 million of our outstanding common stock in additional transactions, excluding excise tax.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the 2023 first half, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet.

In the three-month periods ended May 31, 2023 and 2022, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. Quarterly dividends declared and paid during the six-month periods ended May 31, 2023 and 2022 totaled $.30 per share.
19.Stock-Based Compensation
Stock Options. At May 31, 2023 and November 30, 2022, we had 1,366,297 and 1,674,393 stock options outstanding with a weighted average exercise price of $15.40 and $15.56, respectively. We have not granted any stock option awards since 2016. In the 2023 first half, 308,096 stock options with a weighted average exercise price of $16.26 were exercised. As of May 31, 2023, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 2.6 years. As all outstanding stock options have been fully vested since 2019, there was no stock-based compensation expense associated with stock options for the three-month and six-month periods ended May 31, 2023 and 2022. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $38.2 million at May 31, 2023. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $8.8 million and $9.0 million for the three months ended May 31, 2023 and 2022, respectively, related to restricted stock and PSUs. For the six months ended May 31, 2023 and 2022, we recognized total compensation expense of $14.7 million and $15.9 million, respectively.
Approval of the Amended and Restated KB Home 2014 Equity Incentive Plan. At our Annual Meeting of Stockholders held on April 20, 2023, our stockholders approved the Amended and Restated KB Home 2014 Equity Incentive Plan (“Amended and Restated 2014 Plan”), confirming, among other things, an aggregate share grant capacity for stock-based awards to our employees, non-employee directors and consultants of 18,200,000 shares through approving and incorporating the base amount of 12,300,000 shares under the predecessor Amended KB Home 2014 Equity Incentive Plan and adding 5,900,000 shares, plus any shares subject to outstanding awards under our 2010 Equity Incentive Plan (“2010 Plan”) that subsequently expire or are cancelled, forfeited, tendered or withheld to satisfy tax withholding obligations with respect to full value awards, or settled for cash. With no other shares available for grant under the 2010 Plan, the Amended and Restated 2014 Plan is our only active equity compensation plan. As with the Amended KB Home 2014 Equity Incentive Plan, under the Amended and Restated 2014 Plan, grants of stock options and other similar awards reduce the share grant capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the share grant capacity on a 1.78-for-1 basis. The Amended and Restated 2014 Plan provides stock options and SARs may be awarded for periods of up to 10 years, and enables us to grant other stock-based awards and cash bonuses. As of the date of this report, no grants have been made under the Amended and Restated 2014 Plan following the date of its approval by our stockholders.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2023	2022
Summary of cash and cash equivalents at end of period:
Homebuilding	$557,037	$244,186
Financial services	420	2,395
Total	$557,457	$246,581
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,098	$(237)
Income taxes paid	64,824	97,654
Supplemental disclosures of non-cash activities:
Increase (decrease) in consolidated inventories not owned	4,264	(13,465)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	4,896	4,967

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended May 31,			Six Months Ended May 31,
	2023	2022	Variance	2023	2022	Variance
Revenues:
Homebuilding	$1,757,846	$1,714,826	3%	$3,136,383	$3,108,980	1%
Financial services	7,470	5,236	43	13,247	9,871	34
Total revenues	$1,765,316	$1,720,062	3%	$3,149,630	$3,118,851	1%
Pretax income:
Homebuilding	$203,518	$264,189	(23)%	$359,717	$433,810	(17)%
Financial services	11,424	18,681	(39)	17,425	27,117	(36)
Total pretax income	214,942	282,870	(24)	377,142	460,927	(18)
Income tax expense	(50,500)	(72,200)	30	(87,200)	(116,000)	25
Net income	$164,442	$210,670	(22)%	$289,942	$344,927	(16)%
Diluted earnings per share	$1.94	$2.32	(16)%	$3.38	$3.79	(11)%
We generated solid financial results in the 2023 second quarter amid improving housing market conditions compared to the 2022 second half and 2023 first quarter, periods in which the combination of relatively high mortgage interest rates, elevated inflation and various other macroeconomic and geopolitical concerns significantly depressed demand. Though the business environment continues to be less favorable than during the 2022 first half, we achieved monthly sequential increases in our net orders in the current quarter, sustaining the trend we experienced in the first quarter, due to typical seasonal factors, buyers adjusting to the higher mortgage interest rates, and low resale home inventory. Our total net orders for the 2023 second quarter were slightly above the year-earlier quarter, and up 84% sequentially, as a 20% year-over-year increase in our average community count offset a slower monthly net order pace per community of 5.2. While this monthly pace is down from the year-ago period’s exceptional 6.2 level, it is generally in line with our second-quarter average, prior to the pandemic-driven volatility.
During the second quarter, we remained focused on balancing pace, price and construction starts at each community to optimize our return on each inventory asset. With market conditions having improved compared to the 2022 second half and 2023 first quarter, reflecting a stabilizing mortgage interest rate environment, we were able to raise or maintain selling prices in most of our communities compared to those earlier periods. On a more selective basis and to a lesser extent than in the first quarter, we implemented targeted sales strategies, including pricing adjustments and other homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydown or lock programs), to drive order activity and minimize cancellations. These actions, together with product and geographic mix shifts, as discussed below under “Homebuilding” and “Homebuilding Reporting Segments,” contributed to our 2023 second quarter net orders increasing 1% year over year and net order value decreasing 11%, reflecting a lower average selling price for these net orders. These year-over-year comparisons improved significantly from the 2023 first quarter when our net orders and net order value were down 49% and 53%, respectively. However, we anticipate the pricing adjustments and other homebuyer concessions we have implemented, along with other factors discussed below under “Outlook,” will contribute to a year-over-year decrease in the average selling price of homes delivered in each of the remaining 2023 quarters.
Homebuilding revenues for the three months ended May 31, 2023 and 2022 were generated entirely from housing revenues. Housing revenues for the 2023 second quarter rose 3% from the year-earlier quarter due to a 6% increase in the number of homes delivered to 3,666, partly offset by a 3% decrease in their average selling price to $479,500. Approximately 48% of our homes delivered in the 2023 second quarter were to first-time homebuyers. Homebuilding operating income for the three months ended May 31, 2023 decreased 24% year over year to $202.1 million and, as a percentage of revenues, was down 390 basis points to 11.5%. Our homebuilding operating income margin for the 2023 second quarter reflected a decrease in our housing gross profit margin to 21.1%, compared to 25.3% for the year-ago quarter. Net income and diluted earnings per share for the three months ended May 31, 2023 decreased 22% and 16%, respectively. Our diluted earnings per share for the 2023 second quarter reflected the favorable impact of our common stock repurchases over the past several quarters, which are discussed in Note 18 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report.
In the 2023 second quarter, we achieved a meaningful sequential improvement in our construction cycle times. This was driven by a normalizing supply chain and better construction services availability as well as our ongoing initiative to simplify our product offerings, alleviating to an extent the significant production challenges that have persisted to varying degrees since the 2020 second quarter, and resulted in cycle times that remain extended relative to our historical average, and delivery and community opening delays. We remain committed to further reducing build times and continue to work with our suppliers and trade partners to improve their performance and cost, which may help offset some of the impact of the above-described pricing adjustments and other homebuyer concessions we have implemented. While we are pleased with the production gains in the second quarter, ongoing supply chain-related challenges for certain items may continue to negatively affect our land development and home construction activities through the 2023 second half, and it is possible they will worsen in that and in later periods.
We believe our strong balance sheet and liquidity position provide us with the flexibility to operate effectively through evolving market conditions. In the 2023 first half, we generated $608.7 million of cash from operating activities, reflecting our reduced investments in land and land development as we continue to calibrate those investments to evolving market conditions. As a result, we ended the 2023 second quarter with total liquidity of $1.64 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility. We had no cash borrowings outstanding under the Credit Facility at May 31, 2023.
Our ending backlog value at May 31, 2023 decreased 44% year over year to approximately $3.46 billion, largely due to our lower backlog at the beginning of the quarter, which reflected the slowdown in housing market demand that began in the 2022 second half and continued into the 2023 first quarter. Yet, we believe we are well-positioned to achieve solid results for the 2023 third quarter and full year, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Revenues:
Housing	$1,757,846	$1,714,826	$3,136,383	$3,108,980
Land	—	—	—	—
Total	1,757,846	1,714,826	3,136,383	3,108,980
Costs and expenses:
Construction and land costs
Housing	(1,386,558)	(1,281,752)	(2,469,379)	(2,363,864)
Land	—	—	—	—
Total	(1,386,558)	(1,281,752)	(2,469,379)	(2,363,864)
Selling, general and administrative expenses	(169,186)	(168,614)	(308,413)	(311,094)
Total	(1,555,744)	(1,450,366)	(2,777,792)	(2,674,958)
Operating income	202,102	264,460	358,591	434,022
Interest income	1,729	39	2,196	75
Equity in loss of unconsolidated joint ventures	(313)	(310)	(1,070)	(287)
Homebuilding pretax income	$203,518	$264,189	$359,717	$433,810
		\

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Homes delivered	3,666	3,469	6,454	6,337
Average selling price	$479,500	$494,300	$486,000	$490,600
Housing gross profit margin as a percentage of housing revenues	21.1%	25.3%	21.3%	24.0%
Adjusted housing gross profit margin as a percentage of housing revenues	21.4%	25.3%	21.6%	24.0%
Selling, general and administrative expenses as a percentage of housing revenues	9.6%	9.8%	9.8%	10.0%
Operating income as a percentage of revenues	11.5%	15.4%	11.4%	14.0%
Revenues. Homebuilding revenues for the three months and six months ended May 31, 2023 and 2022 were comprised solely of housing revenues. In the 2023 second quarter, housing revenues grew 3% from the year-earlier quarter, reflecting a 6% increase in the number of homes delivered, partly offset by a 3% decrease in their overall average selling price. The year-over-year growth in the number of homes delivered reflected increases of 23%, 17% and 14% in our Southeast, Central and Southwest homebuilding reporting segments, respectively, partly offset by a 22% decrease in our West Coast homebuilding reporting segment. The decline in our West Coast homebuilding reporting segment mainly resulted from a 48% year-over-year decrease in this segment’s backlog of homes at the beginning of the quarter. The lower overall average selling price primarily reflected product and geographic mix factors, and increased concessions we selectively extended to buyers within backlog prior to delivery in conjunction with our targeted sales strategies.
For the six months ended May 31, 2023, housing revenues were about the same as the corresponding 2022 period, as the number of homes delivered increased 2% and their overall average selling price was essentially even with the year-earlier period.
Operating Income. Our homebuilding operating income for the three months ended May 31, 2023 decreased 24% from the year-earlier period, primarily reflecting lower housing gross profits. Operating income for the 2023 second quarter included inventory-related charges of $4.3 million, compared to $.7 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended May 31, 2023 was 11.5%, compared to 15.4% for the corresponding 2022 period, reflecting a lower housing gross profit margin. Excluding inventory-related charges, our operating income as a percentage of revenues decreased 380 basis points to 11.7% for the 2023 second quarter from 15.5% for the year-earlier quarter.
For the six months ended May 31, 2023, our operating income decreased 17% from the prior-year period due to lower housing gross profits, partly offset by lower selling, general and administrative expenses. Operating income for the six months ended May 31, 2023 included inventory-related charges of $9.6 million, compared to $.9 million of such charges in the corresponding 2022 period. As a percentage of revenues, our operating income for the six months ended May 31, 2023 decreased 260 basis points year over year to 11.4%, reflecting a lower housing gross profit margin. Excluding inventory-related charges, our operating income as a percentage of revenues declined 230 basis points to 11.7% for the six months ended May 31, 2023 from 14.0% for the corresponding year-earlier period.
•Housing Gross Profits – Housing gross profits of $371.3 million for the three months ended May 31, 2023 declined 14% from $433.1 million for the year-earlier period, due to a decrease in our housing gross profit margin, partly offset by an increase in housing revenues. Our housing gross profit margin for the 2023 second quarter decreased 420 basis points year over year to 21.1%, mainly due to price decreases and other homebuyer concessions, together with higher construction costs, product and geographic mix shifts, and increased inventory-related charges. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.8% and 2.0% for the three months ended May 31, 2023 and 2022, respectively. Excluding the inventory-related charges associated with housing operations of $4.3 million in the current quarter and $.7 million in the year-earlier quarter, our adjusted housing gross profit margin for the 2023 second quarter decreased 390 basis points year over year.
For the six months ended May 31, 2023, our housing gross profits of $667.0 million decreased 10% from $745.1 million for the year-earlier period. Our housing gross profit margin for the six months ended May 31, 2023 declined 270 basis points to 21.3%, primarily due to the reasons described above with respect to the three months ended May 31, 2023. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 1.9% for the six months ended May 31, 2023, compared to 2.1% for the corresponding 2022 period. Excluding the inventory-related charges associated with housing operations of $9.6 million in the current period and $.9 million in the year-earlier period, our adjusted housing gross profit margin of 21.6% for the six months ended May 31, 2023 decreased 240 basis points year over year.
The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended May 31,				Six Months Ended May 31,
	2023	% of Housing Revenues	2022	% of Housing Revenues	2023	% of Housing Revenues	2022	% of Housing Revenues
Marketing expenses	$37,788	2.1%	$35,655	2.1%	$70,926	2.2%	$64,503	2.1%
Commission expenses (a)	62,906	3.6	54,794	3.2	109,393	3.5	103,423	3.3
General and administrative expenses	68,492	3.9	78,165	4.5	128,094	4.1	143,168	4.6
Total	$169,186	9.6%	$168,614	9.8%	$308,413	9.8%	$311,094	10.0%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the three months ended May 31, 2023 were essentially even with the year-earlier quarter. As a percentage of housing revenues, our selling, general and administrative expenses for the 2023 second quarter improved 20 basis points, reflecting increased operating leverage due to our higher housing revenues as compared to the year-earlier quarter.
For the six months ended May 31, 2023, selling, general and administrative expenses decreased slightly year over year. As a percentage of housing revenues, selling, general and administrative expenses for the six months ended May 31, 2023 improved 20 basis points, reflecting the slight decrease in general and administrative expenses, and housing revenues that were about the same as the year-earlier period.
Interest Income/Expense. Interest income, which is generated from short-term investments, totaled $1.7 million and $2.2 million for the three-month and six-month periods ended May 31, 2023, respectively, and was nominal for the corresponding year-earlier periods. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and six-month periods ended May 31, 2023 and 2022 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was nominal for the three months ended May 31, 2023 and 2022. For the six months ended May 31, 2023, our equity in loss of unconsolidated joint ventures was $1.1 million, compared to a nominal amount for the year-earlier period. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net orders	3,936	3,914	6,078	8,124
Net order value (a)	$1,899,649	$2,124,754	$2,901,517	$4,278,488
Cancellation rate (b)	22%	17%	28%	14%
Ending backlog — homes	7,286	12,331	7,286	12,331
Ending backlog — value	$3,456,693	$6,121,233	$3,456,693	$6,121,233
Ending community count	249	214	249	214
Average community count	253	211	250	213
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
Net Orders. Net orders for the 2023 second quarter rose 1% from the year-earlier quarter, reflecting an increase in gross orders, partly offset by higher cancellations. Although the pace of monthly net orders per community slowed to 5.2 in the 2023 second quarter, compared to 6.2 in the corresponding quarter of 2022, overall net orders increased slightly due to a 20% increase in our average community count. The value of our net orders declined 11% year over year, due to the lower average selling price for those homes. Reflecting pricing adjustments and other homebuyer concessions, as well as a product and geographic mix shift, the average selling price of our net orders for the 2023 second quarter was $482,600, down 11% from the year-earlier period. The year-over-year net order and net order value comparisons for the 2023 second quarter improved from the declines of 49% and 53%, respectively, in the 2023 first quarter. In the 2023 second quarter, the year-over-year growth in our overall net orders reflected increases of 19% and 10% in our West Coast and Southwest homebuilding reporting segments, respectively, partly offset by a 20% decrease in our Central segment. Net orders in our Southeast segment were essentially even with the year-earlier quarter.
Our cancellation rate as a percentage of gross orders for the three months ended May 31, 2023 increased compared to the year-earlier period, reflecting elevated mortgage interest rates and ongoing economic uncertainty. On a sequential basis, the cancellation rate for the 2023 second quarter improved from 36% in the 2023 first quarter, reflecting a moderation back toward historical levels.
Backlog. The number of homes in our backlog at May 31, 2023 decreased 41% from May 31, 2022, mainly due to our substantially lower backlog at the beginning of the quarter and a year-over-year increase in homes delivered in the 2023 second quarter. The potential future housing revenues in our backlog at May 31, 2023 declined 44% from May 31, 2022 as a result of both the lower number of homes in backlog and a 4% decrease in their average selling price. The year-over-year decrease in our overall backlog value at May 31, 2023 reflected decreases in all of our homebuilding reporting segments, ranging from 36% in our Southwest segment to 55% in our Central segment. A portion of the homes in backlog will not result in homes delivered due to cancellations.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our average community count for the three months ended May 31, 2023 expanded 20% from the year-earlier period, reflecting increases in each of our homebuilding reporting segments. Our ending community count for the 2023 second quarter rose 16% from the corresponding quarter of 2022. The year-over-year increases in our average and ending community counts primarily reflected new community openings and fewer communities selling out during the three months ended May 31, 2023. While maintaining a healthy supply of land owned or controlled under land option contracts and other similar contracts to fuel future community openings, we continued to moderate our land investments in the 2023 first half with evolving housing market conditions, as discussed below under “Liquidity and Capital Resources.”

HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2023	2022	2023	2022	2023	2022
West Coast	802	1,029	1,299	1,088	12%	15%
Southwest	778	685	789	719	16	11
Central	1,302	1,117	1,042	1,300	33	22
Southeast	784	638	806	807	24	16
Total	3,666	3,469	3,936	3,914	22%	17%

	Net Order Value			Average Community Count
Segment	2023	2022	Variance	2023	2022	Variance
West Coast	$870,149	$844,831	3%	78	59	32%
Southwest	345,340	341,240	1	44	36	22
Central	365,213	582,084	(37)	83	73	14
Southeast	318,947	356,599	(11)	48	43	12
Total	$1,899,649	$2,124,754	(11)%	253	211	20%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2023	2022	2023	2022	2023	2022
West Coast	1,588	1,943	2,156	2,182	16%	13%
Southwest	1,314	1,201	1,259	1,467	20	9
Central	2,237	2,070	1,453	2,744	43	18
Southeast	1,315	1,123	1,210	1,731	29	12
Total	6,454	6,337	6,078	8,124	28%	14%

	Net Order Value			Average Community Count
Segment	2023	2022	Variance	2023	2022	Variance
West Coast	$1,405,688	$1,690,348	(17)%	79	58	36%
Southwest	522,732	668,809	(22)	44	36	22
Central	504,681	1,200,093	(58)	81	75	8
Southeast	468,416	719,238	(35)	46	44	5
Total	$2,901,517	$4,278,488	(32)%	250	213	17%

	May 31,
	Backlog – Homes			Backlog – Value
Segment	2023	2022	Variance	2023	2022	Variance
West Coast	1,855	2,680	(31)%	$1,224,334	$2,035,168	(40)%
Southwest	1,637	2,460	(33)	695,613	1,078,701	(36)
Central	2,205	4,585	(52)	889,379	1,960,299	(55)
Southeast	1,589	2,606	(39)	647,367	1,047,065	(38)
Total	7,286	12,331	(41)%	$3,456,693	$6,121,233	(44)%
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $38.3 million and $43.3 million in the three months ended May 31, 2023 and 2022, respectively. For the six months ended May 31, 2023, Corporate and other had operating losses of $68.5 million, compared to $78.0 million for the corresponding year-earlier period.
Housing market conditions in the three-month and six-month periods ended May 31, 2023 were significantly more challenging than in the corresponding year-earlier periods. The financial results of our homebuilding reporting segments for each of the 2023 periods were negatively impacted to varying degrees by homebuyer concessions we selectively extended to buyers within backlog prior to delivery in conjunction with our targeted sales strategies, as well as product and geographic mix shifts of homes delivered. Segment financial results for three months and six months ended May 31, 2023 were also affected by construction services availability constraints and building material cost pressures, as well as ongoing supply chain disruptions and other production-related challenges.
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2023	2022	Variance		2023	2022	Variance
Revenues	$564,350	$761,217	(26)%		$1,104,369	$1,420,091	(22)%
Construction and land costs	(465,158)	(575,709)	19		(906,344)	(1,083,174)	16
Selling, general and administrative expenses	(43,584)	(47,741)	9		(82,197)	(89,249)	8
Operating income	$55,608	$137,767	(60)%		$115,828	$247,668	(53)%

Homes delivered	802	1,029	(22)%		1,588	1,943	(18)%
Average selling price	$703,700	$739,800	(5)%		$695,400	$730,900	(5)%
Operating income as a percentage of revenues	9.9%	18.1%	(820)	bps	10.5%	17.4%	(690)	bps

This segment’s revenues for the three-month and six-month periods ended May 31, 2023 declined from the corresponding year-earlier periods due to decreases in both the number of homes delivered and their average selling price. Operating income for each of the three-month and six-month periods ended May 31, 2023 was down year over year, reflecting lower housing gross profits, partly offset by reduced selling, general and administrative expenses. Operating income as a percentage of revenues for the 2023 second quarter decreased from the year-earlier quarter, primarily due to a 680 basis-point decline in the housing gross profit margin to 17.6% and a 140 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.7%. For the six months ended May 31, 2023, operating income as a percentage of revenues declined from the corresponding 2022 period, reflecting a 580 basis-point decrease in the housing gross profit margin to 17.9% and a 110 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.4%.
The year-over-year decreases in the housing gross profit margins for the three-month and six-month periods ended May 31, 2023 primarily reflected price decreases and other homebuyer concessions, higher relative construction costs, a product and geographic mix shift of homes delivered, and reduced operating leverage from lower housing revenues, partially offset by lower relative amortization of previously capitalized interest. In addition, the housing gross profit margins for the three-month and six-month periods ended May 31, 2023 included $3.1 million and $3.9 million of inventory-related charges, respectively, compared to nominal inventory-related charges in each of the corresponding year-earlier periods. The year-over-year increases in selling, general and administrative expenses as a percentage of housing revenues for the three-month and six-month periods ended May 31, 2023 reflected reduced operating leverage from lower housing revenues, partly offset by a decrease in these expenses.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2023	2022	Variance		2023	2022	Variance
Revenues	$335,828	$290,924	15%		$575,415	$500,691	15%
Construction and land costs	(256,035)	(204,469)	(25)		(433,038)	(360,897)	(20)
Selling, general and administrative expenses	(22,728)	(21,764)	(4)		(41,194)	(39,088)	(5)
Operating income	$57,065	$64,691	(12)%		$101,183	$100,706	—%

Homes delivered	778	685	14%		1,314	1,201	9%
Average selling price	$431,700	$424,700	2%		$437,900	$416,900	5%
Operating income as a percentage of revenues	17.0%	22.2%	(520)	bps	17.6%	20.1%	(250)	bps
The year-over-year growth in this segment’s revenues for the three-month and six-month periods ended May 31, 2023 reflected increases in both the number of homes delivered and their average selling price. Operating income for the three months ended May 31, 2023 decreased from the corresponding year-earlier period due to lower housing gross profits and higher selling, general and administrative expenses. As a percentage of revenues, this segment’s operating income for the 2023 second quarter declined from the year-earlier quarter, reflecting a 590 basis-point decrease in the housing gross profit margin to 23.8% that was partly offset by a 70 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 6.8%. For the six months ended May 31, 2023, operating income was nearly even with the corresponding year-earlier period, while operating income as a percentage of revenues declined from the corresponding 2022 period, reflecting a 320 basis-point decrease in the housing gross profit margin to 24.7%, partially offset by a 70 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.1%.
The year-over-year decline in the housing gross profit margin for the three months ended May 31, 2023 primarily reflected price decreases and other homebuyer concessions, a product and geographic mix shift of homes delivered, and higher relative amortization of previously capitalized interest, partly offset by improved operating leverage from higher housing revenues. The year-over-year decrease in the housing gross profit margin for the six months ended May 31, 2023 was mainly due to the same reasons described for the three months ended May 31, 2023, except for the relative amortization of previously capitalized interest, which was the same year over year. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues for the three-month and six-month periods ended May 31, 2023 primarily reflected increased operating leverage from higher housing revenues as well as relatively lower general and administrative expenses.

Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2023	2022	Variance		2023	2022	Variance
Revenues	$545,214	$433,046	26%		$935,165	$788,368	19%
Construction and land costs	(424,628)	(330,473)	(28)		(721,914)	(615,333)	(17)
Selling, general and administrative expenses	(41,604)	(36,373)	(14)		(75,443)	(68,719)	(10)
Operating income	$78,982	$66,200	19%		$137,808	$104,316	32%

Homes delivered	1,302	1,117	17%		2,237	2,070	8%
Average selling price	$418,800	$387,700	8%		$418,000	$380,900	10%
Operating income as a percentage of revenues	14.5%	15.3%	(80)	bps	14.7%	13.2%	150	bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2023 rose from the corresponding year-earlier periods, reflecting increases in both the number of homes delivered and their average selling price. Operating income for the 2023 second quarter and first half increased from the corresponding year-earlier periods due to higher housing gross profits, partly offset by higher selling, general and administrative expenses. This segment’s operating income as a percentage of revenues for the three months ended May 31, 2023 decreased from the year-earlier period primarily due to a 160 basis-point decline in the housing gross profit margin to 22.1%, partly offset by an 80 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.6%. For the six months ended May 31, 2023, operating income as a percentage of revenues increased from the corresponding 2022 period, reflecting a 90 basis-point increase in the housing gross profit margin to 22.8% and a 60 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.1%.
The year-over-year decrease in the housing gross profit margin for the three months ended May 31, 2023 primarily reflected higher construction costs, a product and geographic mix shift of homes delivered and increased homebuyer concessions, partly offset by improved operating leverage from higher housing revenues. For the six months ended May 31, 2023, the year-over-year increase in the housing gross profit margin mainly reflected a product and geographic mix shift of homes delivered and improved operating leverage on higher housing revenues, partly offset by increased inventory-related charges and homebuyer concessions. Inventory-related charges for the 2023 first half were $2.1 million, compared to $.6 million for the year-earlier period. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues for the three-month and six-month periods ended May 31, 2023 was primarily due to increased operating leverage from higher housing revenues.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended May 31,				Six Months Ended May 31,
	2023	2022	Variance		2023	2022	Variance
Revenues	$312,454	$229,639	36%		$521,434	$399,830	30%
Construction and land costs	(238,348)	(168,905)	(41)		(403,404)	(301,135)	(34)
Selling, general and administrative expenses	(25,320)	(21,671)	(17)		(45,719)	(39,366)	(16)
Operating income	$48,786	$39,063	25%		$72,311	$59,329	22%

Homes delivered	784	638	23%		1,315	1,123	17%
Average selling price	$398,500	$359,900	11%		$396,500	$356,000	11%
Operating income as a percentage of revenues	15.6%	17.0%	(140)	bps	13.9%	14.8%	(90)	bps
This segment’s revenues for the three-month and six-month periods ended May 31, 2023 grew year over year from the corresponding 2022 periods as a result of increases in both the number of homes delivered and their average selling prices. Operating income for the 2023 second quarter and first half each increased year over year, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the 2023 second quarter declined from the year-earlier quarter mainly due to a 270 basis-point decrease in the housing gross profit margin to 23.7%, partly offset by a 130 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.1%. For the six months ended May 31, 2023, operating income as a percentage of revenues decreased from the corresponding 2022 period, reflecting a 210 basis-point decline in the housing gross profit margin to 22.6%, partly offset by a 120 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.7%.
The year-over-year decline in the housing gross profit margin for the three-month and six-month periods ended May 31, 2023 primarily reflected higher construction costs, a product and geographic mix shift of homes delivered and increased homebuyer concessions, partly offset by improved operating leverage from higher housing revenues. The year-over-year decrease in the housing gross profit margin for the six months ended May 31, 2023 was also due to inventory-related charges of $3.5 million in the current period, compared to no such charges in the year-earlier period. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues for the three-month and six-month periods ended May 31, 2023 primarily reflected increased operating leverage from higher housing revenues.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Revenues	$7,470	$5,236	$13,247	$9,871
Expenses	(1,472)	(1,362)	(2,830)	(2,709)
Equity in income of unconsolidated joint ventures	5,426	14,807	7,008	19,955
Pretax income	$11,424	$18,681	$17,425	$27,117

Total originations (a):
Loans	2,445	2,052	4,261	3,835
Principal	$966,615	$799,552	$1,693,280	$1,491,485
Percentage of homebuyers using KBHS	80%	68%	80%	69%
Average FICO score	736	734	735	733

Loans sold (a):
Loans sold to GR Alliance	2,383	1,830	4,211	3,357
Principal	$948,471	$733,838	$1,689,939	$1,329,797
Loans sold to third parties	89	265	180	617
Principal	$31,122	$89,809	$63,364	$202,000
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three-month and six-month periods ended May 31, 2023 grew from the corresponding 2022 periods due to increases in both title services revenues and insurance commissions.
Pretax income. Financial services pretax income for the three months ended May 31, 2023 declined 39% from the year-earlier period, as a decrease in the equity in income of unconsolidated joint ventures was partly offset by improved results from our insurance and title services businesses. In the 2023 second quarter, the equity in income of unconsolidated joint ventures decreased to $5.4 million, compared to $14.8 million in the year-earlier quarter, primarily as a result of a decline in KBHS’ income. The year-over-year decline in KBHS’ income mainly reflected losses of $2.7 million in the fair value of IRLCs in the current quarter, compared to gains of $25.8 million in the year-earlier quarter, due to a lower volume of new IRLCs in the 2023 second quarter. Partly offsetting this were the higher principal amount of loans originated in the current quarter, which primarily reflected increases in both the number of homes delivered and the percentage of homebuyers using KBHS. The significant gain in the 2022 second quarter resulted from a substantial increase in the fair value of IRLCs within the joint venture as a greater number of customers elected to lock their mortgage interest rates and for relatively extended periods, due to the sharp rise in such rates during that period. This substantial increase within KBHS resulted in a shift of some of our then-expected equity in income of KBHS from the 2022 second half to the 2022 first half.

For the six months ended May 31, 2023, our financial services pretax income declined 36% from the corresponding 2022 period, reflecting a decrease in the equity in income of unconsolidated joint ventures, partially offset by improved results from our insurance and title services businesses. In the 2023 first half, the equity in income of unconsolidated joint ventures decreased to $7.0 million, compared to $20.0 million in the year-earlier period, mainly as a result of a decline in KBHS’ income. The year-over-year decline in KBHS’ income was primarily due to losses of $4.2 million in the fair value of IRLCs in the current period, compared to gains of $33.4 million in the year-earlier period due to the factors described above for the three months ended May 31, 2023.
Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Income tax expense	$50,500	$72,200	$87,200	$116,000
Effective tax rate	23.5%	25.5%	23.1%	25.2%
Our effective tax rate for the three months ended May 31, 2023 decreased from the year-earlier period, mainly due to a $6.2 million increase in the federal tax credits we recognized primarily from building energy-efficient homes and a $1.1 million increase in excess tax benefits related to stock-based compensation, partly offset by a $1.3 million increase in nondeductible executive compensation expense. For the six months ended May 31, 2023, our effective tax rate decreased from the year-earlier period, mainly due to a $11.7 million increase in the federal tax credits we recognized primarily from building energy-efficient homes and a $1.6 million increase in excess tax benefits related to stock-based compensation, partly offset by a $2.7 million increase in nondeductible executive compensation expense. The year-over-year increase in federal tax credits for the three months and six months ended May 31, 2023 reflected the enactment of the Inflation Reduction Act of 2022 on August 16, 2022, which extended the federal tax credit for building energy-efficient homes for homes delivered from January 1, 2022 (retroactively) through December 31, 2032, as well as modified and increased it starting in 2023. Previously, the federal tax credit expired for homes delivered after December 31, 2021.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Housing revenues	$1,757,846	$1,714,826	$3,136,383	$3,108,980
Housing construction and land costs	(1,386,558)	(1,281,752)	(2,469,379)	(2,363,864)
Housing gross profits	371,288	433,074	667,004	745,116
Add: Inventory-related charges (a)	4,287	732	9,576	907
Adjusted housing gross profits	$375,575	$433,806	$676,580	$746,023

Housing gross profit margin as a percentage of housing revenues	21.1%	25.3%	21.3%	24.0%
Adjusted housing gross profit margin as a percentage of housing revenues	21.4%	25.3%	21.6%	24.0%
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
We ended the 2023 second quarter with total liquidity of $1.64 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility. Based on our financial position as of May 31, 2023, and our business forecast for the remainder of 2023 as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months. Though the financial industry and capital markets turmoil that began with regulatory authorities closing two U.S. banks in early March 2023 could also create a potential liquidity risk if it spreads, as discussed below under Part II, Item 1A – Risk Factors, as of the date of this report, we believe it will not impair our ability to access any cash and cash equivalents we have invested in interest-bearing bank deposit accounts, or the full borrowing, credit extension and payment guarantee capacities available under our Credit Facility and the LOC Facility.
Cash Requirements. Other than the decrease in our notes payable presented in the table below, which reflects the repayment of all cash borrowings outstanding under the Credit Facility during the six months ended May 31, 2023, there have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2022.
Investments in Land and Land Development. Our investments in land and land development for the six months ended May 31, 2023 decreased 46% to $763.2 million, compared to $1.40 billion for the year-earlier period, as we continued to calibrate our investments with evolving market conditions. In the six months ended May 31, 2023, our land acquisitions decreased 79% to $130.6 million from $624.0 million, reflecting a pivot in our land investment strategy beginning in the 2022 third quarter in response to then-softening housing market conditions, to emphasize developing land positions we already own or control under land option contracts and other similar contracts. We have also evaluated our transaction pipeline and renegotiated pricing and terms for many deals while abandoning others that no longer met our investment return standards. In addition, we have modified our land development strategy, electing where appropriate to build in smaller phases, and in some cases, defer the start of the next phase of lots in a community to align with expected demand. Reflecting these shifts in our land strategy, approximately 17% of our total investments for the six months ended May 31, 2023 related to land acquisitions, compared to approximately 44% in the prior-year period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the six months ended May 31, 2023 and 2022, approximately 55% and 52%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
For the remainder of 2023, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards, though we anticipate at a lower level than in the past two years. While we expect our land acquisition activity to increase during the 2023 second half as compared to the 2023 first half, our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	May 31, 2023		November 30, 2022		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	17,018	$2,300,284	19,302	$2,425,141	(2,284)	$(124,857)
Southwest	7,806	891,751	8,841	993,059	(1,035)	(101,308)
Central	19,232	1,098,704	24,001	1,278,420	(4,769)	(179,716)
Southeast	13,876	838,102	16,651	846,556	(2,775)	(8,454)
Total	57,932	$5,128,841	68,795	$5,543,176	(10,863)	$(414,335)
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at May 31, 2023 decreased from November 30, 2022, reflecting homes delivered in the 2023 first half as well as the above-mentioned pivot in our land investment strategy, which included our abandonment of 6,179 previously controlled lots in the six months ended May 31, 2023. The number of lots in inventory as of May 31, 2023 included 3,448 lots under contract where the associated deposits were refundable at our discretion, compared to 5,543 of such lots at November 30, 2022. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 25% at May 31, 2023, compared to 30% at November 30, 2022. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at May 31, 2023, we estimate the remaining purchase price to be paid would be as follows: 2023 – $361.2 million; 2024 – $295.1 million; 2025 – $151.8 million; 2026 – $175.8 million; 2027 – $6.3 million; and thereafter – $3.8 million.
Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	May 31, 2023	November 30, 2022
Cash and cash equivalents	$557,037	$328,517
Credit Facility commitment	1,090,000	1,090,000
Borrowings outstanding under the Credit Facility	—	(150,000)
Letters of credit outstanding under the Credit Facility	(6,650)	(6,650)
Credit Facility availability	1,083,350	933,350
Total liquidity	$1,640,387	$1,261,867
The majority of our cash equivalents at May 31, 2023 and November 30, 2022 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	May 31, 2023	November 30, 2022	Variance
Credit Facility	$—	$150,000	$(150,000)
Term Loan	357,821	357,485	336
Senior notes	1,327,083	1,326,266	817
Mortgages and land contracts due to land sellers and other loans	1,759	4,760	(3,001)
Total	$1,686,663	$1,838,511	$(151,848)
Our financial leverage, as measured by the ratio of debt to capital, was 30.9% at May 31, 2023, compared to 33.4% at November 30, 2022. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 13, 2025, we may issue up to $75.0 million of letters of credit. As of May 31, 2023 and November 30, 2022, we had letters of credit outstanding under the LOC Facility of $14.5 million and $36.4 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.34 billion and $1.27 billion of performance bonds outstanding at May 31, 2023 and November 30, 2022, respectively.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of May 31, 2023, we had no cash borrowings and $6.6 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of May 31, 2023:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.64 billion	$3.73 billion
Leverage Ratio	<	.600	.312
Interest Coverage Ratio (a)	>	1.500	10.316
Minimum liquidity (a)	>	$114.5 million	$557.0 million
Investments in joint ventures and non-guarantor subsidiaries	<	$849.9 million	$305.2 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.64 billion
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
As of May 31, 2023, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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

Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2023, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $1.8 million, secured primarily by the underlying property, which had an aggregate carrying value of $23.6 million.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In April 2023, S&P Global reaffirmed our BB credit rating and changed its rating outlook to stable from positive.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended May 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$608,730	$(314,812)
Investing activities	(30,937)	(37,243)
Financing activities	(350,534)	306,500
Net increase (decrease) in cash and cash equivalents	$227,259	$(45,555)
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash provided by operating activities for the six months ended May 31, 2023 primarily reflected a net decrease in inventories of $413.8 million and net income of $289.9 million, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $132.2 million and a net increase in receivables of $18.5 million. In the six months ended May 31, 2022, our net cash used in operating activities mainly reflected a net increase in inventories of $764.2 million and a net increase in receivables of $11.1 million, partly offset by net income of $344.9 million and a net increase in accounts payable, accrued expenses and other liabilities of $84.3 million.
Investing Activities. In the six months ended May 31, 2023, our uses of cash included $18.3 million for net purchases of property and equipment and $17.7 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $5.1 million return of investments in unconsolidated joint ventures. In the six months ended May 31, 2022, the net cash used for investing activities reflected $22.1 million for net purchases of property and equipment and $16.4 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $1.3 million return of investments in unconsolidated joint ventures.
Financing Activities. In the six months ended May 31, 2023, our uses of cash included stock repurchases of $167.1 million, net repayments under the Credit Facility of $150.0 million, dividend payments on our common stock of $25.7 million, tax payments associated with stock-based compensation awards of $9.7 million and payments on mortgages and land contracts due to land sellers and other loans of $3.0 million. The cash used was partly offset by $5.0 million of issuances of common stock under employee stock plans. In the six months ended May 31, 2022, cash was provided by net borrowings under the Credit Facility of $400.0 million. Partially offsetting the cash provided were $50.0 million of stock repurchases, $27.1 million of dividend payments on our common stock, $12.2 million of tax payments associated with stock-based compensation awards, $3.8 million of costs incurred for an amendment of the Credit Facility and $.4 million of payments on mortgages and land contracts due to land sellers and other loans.
Dividends. In the three-month periods ended May 31, 2023 and 2022, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. Quarterly dividends declared and paid during the six-month periods ended May 31, 2023 and 2022 totaled $.30 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the remainder of 2023, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire. Our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions or other factors, and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. The potential liquidity risks from the financial industry and capital markets turmoil that began in early March 2023 with the closing of two U.S. banks is discussed below under Part II, Item 1A – Risk Factors.
Supplemental Guarantor Financial Information
As of May 31, 2023, we had $1.34 billion in aggregate principal amount of outstanding senior notes, no borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	May 31, 2023	November 30, 2022
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$521,705	$265,916
Inventories	4,681,211	5,118,252
Amounts due from Non-Guarantor Subsidiaries	469,835	403,249
Total assets	6,305,162	6,404,755

Liabilities and Stockholders’ Equity
Notes payable	$1,686,663	$1,836,001
Amounts due to Non-Guarantor Subsidiaries	303,823	283,280
Total liabilities	2,790,451	2,977,348
Stockholders’ equity	3,514,711	3,427,407

Six Months Ended May 31, 2023
Summarized Statement of Operations Data (in thousands)
Revenues	$2,963,692
Construction and land costs	(2,323,069)
Selling, general and administrative expenses	(302,244)
Interest income from Non-Guarantor Subsidiaries	14,009
Pretax income	354,204
Net income	272,304
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2023 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2022.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
We believe several long-term housing market fundamental factors remain positive, including favorable demographics, a decade-plus underproduction of new homes relative to population growth and low resale home inventory. In the current period, while mortgage interest rates and inflation remained elevated, demand strengthened compared to the 2022 second half and 2023 first quarter, with buyers adjusting to the higher mortgage interest rates and a stabilizing rate environment. Our 3,936 net orders for the 2023 second quarter were about even with the year-earlier quarter and we achieved a 5.2 monthly net orders per community pace, generally in line with our second-quarter average, prior to the pandemic-driven volatility. We anticipate a sequential decline in net orders in the 2023 third and fourth quarters, partly due to seasonality. This could be influenced up or down by inventory levels or movement in mortgage interest rates, among other supply and demand factors, including expected continued consumer caution from interest rate and economic uncertainties as well as affordability pressures.
With market conditions having improved compared to the 2022 second half and 2023 first quarter, we were able to raise or maintain selling prices in most of our communities in the 2023 second quarter as compared to those earlier periods. However, we anticipate the pricing adjustments and other homebuyer concessions we have selectively implemented since the 2022 second half and plan to use to a lesser extent in the 2023 second half, subject to market dynamics and the size and construction stage of the backlog within each community, as well as lower proportion of deliveries expected from higher-priced communities within our West Coast homebuilding reporting segment, will contribute to a year-over-year decrease in the average selling price of homes delivered in each of the remaining 2023 quarters. At the same time, we are continuing to pursue reductions in our direct construction costs and cycle times to help offset any such pricing adjustments and other homebuyer concessions. We are committed to reducing our build times to achieve deliveries within our normal historical period of between six and seven months from home order.
We believe we are in a strong position to operate effectively through changing market conditions, with a solid balance sheet and liquidity, and anticipated healthy operating cash flow for the 2023 fiscal year. While we expect our land acquisition activity to increase during the 2023 second half as compared to the 2023 first half, our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.
We intend to maintain a balanced approach to capital allocation to maximize long-term stockholder value. In this regard, we ended the 2023 second quarter with approximately $407.9 million remaining under our current board of directors share repurchase authorization, which provides us flexibility to continue to repurchase our common stock.
We plan to continue to balance pace, price and construction starts at each community to optimize our return on each inventory asset within its market context, leveraging our differentiated, highly customer-centric Built to Order business model and operational capabilities to help effectively meet evolving consumer preferences and budgets. With our backlog value of $3.46 billion at May 31, 2023, we believe we can achieve our projected results for 2023, subject to the factors and risks described in this report. Based on the foregoing, our present outlook for the 2023 third quarter and full year is as follows:

2023 Third Quarter
•We expect to generate housing revenues in the range of $1.35 billion to $1.50 billion, a decrease from $1.84 billion in the corresponding 2022 period, and anticipate our average selling price to be approximately $470,000, compared to $508,700 in the year-earlier period.
•We expect our homebuilding operating income margin will be in the range of 9.5% to 10.1%, assuming no inventory-related charges, down from 18.1% for the year-earlier quarter.
•We expect our housing gross profit margin will be in the range of 20.4% to 21.0%, assuming no inventory-related charges, compared to 27.0% for the corresponding 2022 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be in the range of 10.6% to 11.2%, compared to 8.9% in the 2022 third quarter.
•We expect our effective tax rate will be approximately 23%. The effective tax rate for the year-earlier quarter was approximately 22%.
•We expect our average community count will be up approximately 10%, compared to the prior-year quarter, with a sequential decline in our quarter-end community count.
•We expect our net orders will range between 3,000 and 3,500, representing a 59% year-over-year increase at the mid-point.
2023 Full Year
•We expect our housing revenues to be in the range of $5.80 billion to $6.20 billion, a 13% decrease at the mid-point from $6.88 billion in 2022, and anticipate our average selling price will be approximately $485,000, a decrease from $500,800 for 2022.
•We expect our homebuilding operating income margin to be about 11.0%, assuming no inventory-related charges, compared to 15.6% for 2022.
•We expect our housing gross profit margin to be approximately 21.2%, assuming no inventory-related charges, compared to 24.8% for 2022.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be about 10.3%, compared to 9.2% in the prior year.
•We expect the effective tax rate will be approximately 23%, compared to approximately 24% for 2022.
•We expect our average community count will be up roughly 10%, and our ending community count flat, year over year.
Our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies). The Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during 2022 and into 2023 to moderate persistent U.S. inflation, and the further actions it may take, are expected to be an ongoing headwind for the housing market, as they have elevated mortgage interest rates and created macroeconomic uncertainty and financial market turbulence that, among other things, has tempered consumer demand for homes and disrupted credit and lending markets. In addition, while we experienced improvement with respect to ongoing supply chain disruptions, other production challenges and construction cost pressures described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe they will generally persist for the 2023 second half. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the 2023 second quarter and first half, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues and returns.
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
•consumer and producer price inflation;
•changes in interest rates, including those set by the Federal Reserve, which the Federal Reserve has increased sharply in the past few quarters and may further increase to moderate inflation, and those available in the capital markets or from financial institutions and other lenders, and applicable to mortgage loans;
•our debt level, including our ratio of debt to capital, and our ability to adjust our debt level and maturity schedule;
•our compliance with the terms of the Credit Facility and the Term Loan;
•the ability and willingness of the applicable lenders and financial institutions, or any substitute or additional lenders and financial institutions, to meet their commitments or fund borrowings, extend credit or provide payment guarantees to or for us under the Credit Facility or LOC Facility;
•volatility in the market price of our common stock;
•home selling prices, including our homes’ selling prices, being unaffordable relative to consumer incomes;
•weak or declining consumer confidence, either generally or specifically with respect to purchasing homes;
•competition from other sellers of new and resale homes;
•weather events, significant natural disasters and other climate and environmental factors, such as a lack of adequate water supply to permit new home communities in certain areas;
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
•the availability and cost of land in desirable areas and our ability to timely and efficiently develop acquired land parcels and open new home communities;
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
•the ability of our homebuyers to obtain homeowners insurance policies, which may depend on the ability and willingness of insurers to offer coverage in certain locations at an affordable price or at all;
•the ability of our homebuyers to obtain residential mortgage loans and mortgage banking services, which may depend on the ability and willingness of lenders and financial institutions to offer such loans and services to our homebuyers;
•the performance of mortgage lenders to our homebuyers;
•the performance of KBHS;
•the ability and willingness of lenders and financial institutions to extend credit facilities to KBHS to fund its originated mortgage loans;
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2022, other than our repayment of all $150.0 million of cash borrowings under the Credit Facility during the six months ended May 31, 2023. As of May 31, 2023, we had no cash borrowings outstanding under the Credit Facility. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2022.
Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2023.
We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. While the new ERP system has become an increasing component of our business as most of our operating divisions have transitioned to it, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Accordingly, we continue to rely upon a combination of our existing and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended May 31, 2023 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a) (b)
March 1-31	—	$—	$—	$500,000
April 1-30	1,236,197	40.92	50,590	449,410
May 1-31	926,685	44.78	41,498	407,912
Total	2,162,882	$42.58	$92,088

(a)    The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
(b)    On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock, excluding excise tax. This authorization replaced a prior board of directors authorization, which had $75.0 million remaining, excluding excise tax. In the 2023 second quarter, we repurchased 2,162,882 shares of our common stock on the open market pursuant to the current authorization at a total cost of $92.1 million. As of May 31, 2023, we were authorized to repurchase up to $407.9 million of common stock in additional transactions, excluding excise tax.

Item 6.Exhibits

Exhibits

10.35	Amended and Restated KB Home 2014 Equity Incentive Plan, effective April 20, 2023.

22	List of Guarantor Subsidiaries, filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2022 (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB HOME Registrant

Dated	July 7, 2023	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 7, 2023	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)