Form 10-Q
period 2023-08-31
KB HOME
filed 2023-10-06
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 79,318,673 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2023. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Total revenues	$1,587,011	$1,844,895	$4,736,641	$4,963,746
Homebuilding:
Revenues	$1,579,719	$1,838,888	$4,716,102	$4,947,868
Construction and land costs	(1,240,380)	(1,350,540)	(3,709,759)	(3,714,404)
Selling, general and administrative expenses	(160,097)	(163,238)	(468,510)	(474,332)
Operating income	179,242	325,110	537,833	759,132
Interest income	5,492	192	7,688	267
Equity in loss of unconsolidated joint ventures	(112)	(100)	(1,182)	(387)
Loss on early extinguishment of debt	—	(3,598)	—	(3,598)
Homebuilding pretax income	184,622	321,604	544,339	755,414
Financial services:
Revenues	7,292	6,007	20,539	15,878
Expenses	(1,530)	(1,510)	(4,360)	(4,219)
Equity in income of unconsolidated joint ventures	4,149	128	11,157	20,083
Financial services pretax income	9,911	4,625	27,336	31,742
Total pretax income	194,533	326,229	571,675	787,156
Income tax expense	(44,600)	(70,900)	(131,800)	(186,900)
Net income	$149,933	$255,329	$439,875	$600,256
Earnings per share:
Basic	$1.86	$2.94	$5.34	$6.82
Diluted	$1.80	$2.86	$5.18	$6.63
Weighted average shares outstanding:
Basic	80,175	86,487	81,790	87,538
Diluted	82,732	88,857	84,332	90,075
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	August 31, 2023	November 30, 2022
Assets
Homebuilding:
Cash and cash equivalents	$612,076	$328,517
Receivables	324,953	322,767
Inventories	5,185,875	5,543,176
Investments in unconsolidated joint ventures	56,390	46,785
Property and equipment, net	88,669	89,234
Deferred tax assets, net	145,968	160,868
Other assets	102,520	101,051
	6,516,451	6,592,398
Financial services	60,535	59,532
Total assets	$6,576,986	$6,651,930

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$389,918	$412,525
Accrued expenses and other liabilities	665,499	736,971
Notes payable	1,689,958	1,838,511
	2,745,375	2,988,007
Financial services	1,483	3,128
Stockholders’ equity:
Common stock — 101,259,329 and 100,711,153 shares issued at August 31, 2023 and November 30, 2022, respectively	101,259	100,711
Paid-in capital	843,371	836,260
Retained earnings	3,541,818	3,143,578
Accumulated other comprehensive loss	(5,575)	(5,575)
Grantor stock ownership trust, at cost: 6,705,247 shares at August 31, 2023 and November 30, 2022	(72,718)	(72,718)
Treasury stock, at cost: 15,235,409 and 10,015,507 at August 31, 2023 and November 30, 2022, respectively	(578,027)	(341,461)
Total stockholders’ equity	3,830,128	3,660,795
Total liabilities and stockholders’ equity	$6,576,986	$6,651,930
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Nine Months Ended August 31,
	2023	2022
Cash flows from operating activities:
Net income	$439,875	$600,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(9,975)	(19,696)
Distributions of earnings from unconsolidated joint ventures	12,172	10,679
Amortization of debt issuance costs and premiums	2,525	1,884
Depreciation and amortization	26,986	23,861
Deferred income taxes	14,900	21,100
Loss on early extinguishment of debt	—	3,598
Stock-based compensation	23,934	22,944
Inventory impairments and land option contract abandonments	10,207	9,371
Changes in assets and liabilities:
Receivables	(1,581)	(40,530)
Inventories	355,280	(954,231)
Accounts payable, accrued expenses and other liabilities	(100,486)	94,688
Other, net	(1,314)	2,077
Net cash provided by (used in) operating activities	772,523	(223,999)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(23,461)	(21,609)
Return of investments in unconsolidated joint ventures	5,100	1,255
Purchases of property and equipment, net	(26,412)	(33,766)
Net cash used in investing activities	(44,773)	(54,120)
Cash flows from financing activities:
Proceeds from issuance of debt	—	350,000
Repayment of senior notes	—	(353,598)
Payment of issuance costs	—	(10,695)
Borrowings under revolving credit facility	170,000	1,485,000
Repayments under revolving credit facility	(320,000)	(1,135,000)
Payments on mortgages and land contracts due to land sellers and other loans	(3,188)	(400)
Issuance of common stock under employee stock plans	8,608	—
Stock repurchases	(249,588)	(100,000)
Tax payments associated with stock-based compensation awards	(9,748)	(12,153)
Payments of cash dividends	(41,635)	(39,914)
Net cash provided by (used in) financing activities	(445,551)	183,240
Net increase (decrease) in cash and cash equivalents	282,199	(94,879)
Cash and cash equivalents at beginning of period	330,198	292,136
Cash and cash equivalents at end of period	$612,397	$197,257
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2022, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2022 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months and nine months ended August 31, 2023 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $460.9 million at August 31, 2023 and $15.8 million at November 30, 2022. At August 31, 2023 and November 30, 2022, the majority of our cash equivalents was invested in interest-bearing bank deposit accounts.
Comprehensive Income. Our comprehensive income was $149.9 million for the three months ended August 31, 2023 and $255.3 million for the three months ended August 31, 2022. For the nine months ended August 31, 2023 and 2022, our comprehensive income was $439.9 million and $600.3 million, respectively. Our comprehensive income for each of the three-month and nine-month periods ended August 31, 2023 and 2022 was equal to our net income for the respective periods.
2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of August 31, 2023, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Revenues:
West Coast	$506,802	$829,405	$1,611,171	$2,249,496
Southwest	306,284	321,808	881,699	822,499
Central	506,640	443,581	1,441,805	1,231,949
Southeast	259,993	244,094	781,427	643,924
Total	$1,579,719	$1,838,888	$4,716,102	$4,947,868

Pretax income (loss):
West Coast	$55,034	$171,041	$169,683	$418,593
Southwest	46,193	77,368	147,341	177,908
Central	75,421	79,258	213,239	183,574
Southeast	38,495	40,202	110,951	99,527
Corporate and other	(30,521)	(46,265)	(96,875)	(124,188)
Total	$184,622	$321,604	$544,339	$755,414

Inventory impairment and land option contract abandonment charges:
West Coast	$400	$4,465	$4,348	$4,622
Southwest	—	432	—	596
Central	231	1,311	2,310	1,897
Southeast	—	2,256	3,549	2,256
Total	$631	$8,464	$10,207	$9,371

	August 31, 2023	November 30, 2022
Assets:
West Coast	$2,631,436	$2,631,598
Southwest	917,502	1,074,912
Central	1,193,529	1,493,486
Southeast	921,338	929,208
Corporate and other	852,646	463,194
Total	$6,516,451	$6,592,398

3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Revenues
Insurance commissions	$4,153	$3,250	$11,537	$8,364
Title services	3,139	2,757	9,002	7,495
Other	—	—	—	19
Total	7,292	6,007	20,539	15,878
Expenses
General and administrative	(1,530)	(1,510)	(4,360)	(4,219)
Operating income	5,762	4,497	16,179	11,659
Equity in income of unconsolidated joint ventures	4,149	128	11,157	20,083
Pretax income	$9,911	$4,625	$27,336	$31,742

	August 31, 2023	November 30, 2022
Assets
Cash and cash equivalents	$321	$1,681
Receivables	2,870	3,475
Investments in unconsolidated joint venture	25,814	26,678
Other assets (a)	31,530	27,698
Total assets	$60,535	$59,532

Liabilities
Accounts payable and accrued expenses	$1,483	$3,128
Total liabilities	$1,483	$3,128
(a)Other assets at August 31, 2023 and November 30, 2022 included $31.4 million and $27.6 million, respectively, of contract assets for estimated future renewal commissions.
4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Numerator:
Net income	$149,933	$255,329	$439,875	$600,256
Less: Distributed earnings allocated to nonvested restricted stock	(120)	(62)	(295)	(190)
Less: Undistributed earnings allocated to nonvested restricted stock	(998)	(1,150)	(2,851)	(2,685)
Numerator for basic earnings per share	148,815	254,117	436,729	597,381
Effect of dilutive securities:
Add: Undistributed earnings allocated to nonvested restricted stock	998	1,150	2,851	2,685
Less: Undistributed earnings reallocated to nonvested restricted stock	(967)	(1,119)	(2,766)	(2,610)
Numerator for diluted earnings per share	$148,846	$254,148	$436,814	$597,456

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Denominator:
Weighted average shares outstanding — basic	80,175	86,487	81,790	87,538
Effect of dilutive securities:
Share-based payments	2,557	2,370	2,542	2,537
Weighted average shares outstanding — diluted	82,732	88,857	84,332	90,075
Basic earnings per share	$1.86	$2.94	$5.34	$6.82
Diluted earnings per share	$1.80	$2.86	$5.18	$6.63
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at August 31, 2023 or 2022.
For the three-month and nine-month periods ended August 31, 2023 and 2022, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	August 31, 2023	November 30, 2022
Due from utility companies, improvement districts and municipalities	$206,283	$181,443
Recoveries related to self-insurance and other legal claims	48,445	76,581
Refundable deposits and bonds	15,374	17,610
Other	58,924	52,201
Subtotal	329,026	327,835
Allowance for doubtful accounts	(4,073)	(5,068)
Total	$324,953	$322,767
6.    Inventories
Inventories consisted of the following (in thousands):

	August 31, 2023	November 30, 2022
Homes completed or under construction	$2,228,400	$2,414,675
Land under development	2,957,475	3,128,501
Total	$5,185,875	$5,543,176
Land under development at August 31, 2023 and November 30, 2022 included land held for future development or sale of $27.4 million and $21.6 million, respectively.
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

Our interest costs were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Capitalized interest at beginning of period	$141,225	$154,665	$145,494	$161,119
Interest incurred	26,810	31,778	80,609	89,102
Interest amortized to construction and land costs (a)	(29,305)	(35,979)	(87,373)	(99,757)
Capitalized interest at end of period	$138,730	$150,464	$138,730	$150,464
(a)    Interest amortized to construction and land costs for the three months and nine months ended August 31, 2023 included nominal amounts related to land sales during the periods.
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
We evaluated four active communities or land parcels for recoverability as of August 31, 2023 with a carrying value of $66.2 million. As of November 30, 2022, we evaluated five active communities or land parcels for recoverability with a carrying value of $118.7 million. In addition, we evaluated land held for future development for recoverability as of both August 31, 2023 and November 30, 2022.
Based on the results of our evaluations, we recognized no inventory impairment charges for the three-month and nine-month periods ended August 31, 2023. For both the three-month and nine-month periods ended August 31, 2022, we recognized inventory impairment charges of $2.6 million related to a parcel of land held for sale.
As of August 31, 2023, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $80.9 million, representing six communities and various other land parcels. As of November 30, 2022, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $102.9 million, representing eight communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $.6 million for the three months ended August 31, 2023 and $10.2 million for the nine months ended August 31, 2023. For the three-month and nine-month periods ended August 31, 2022, we recognized land option contract abandonment charges of $5.9 million and $6.8 million, respectively.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at August 31, 2023 and November 30, 2022 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at August 31, 2023 and November 30, 2022 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2023 and November 30, 2022, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts. We perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	August 31, 2023		November 30, 2022
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$17,384	$742,685	$22,399	$635,502
Other land option contracts and other similar contracts	21,850	460,973	29,451	529,430
Total	$39,234	$1,203,658	$51,850	$1,164,932
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $19.4 million at August 31, 2023 and $33.1 million at November 30, 2022. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $2.9 million at August 31, 2023 and $5.1 million at November 30, 2022.
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
As of both August 31, 2023 and November 30, 2022, we had investments in six homebuilding unconsolidated joint ventures. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Revenues	$—	$1,293	$1,171	$5,251
Construction and land costs	—	(801)	(686)	(3,872)
Other expense, net	(193)	(666)	(2,603)	(2,014)
Loss	$(193)	$(174)	$(2,118)	$(635)
The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	August 31, 2023	November 30, 2022
Assets
Cash	$15,787	$14,066
Receivables	3,193	3,394
Inventories	143,366	114,465
Other assets	514	633
Total assets	$162,860	$132,558

Liabilities and equity
Accounts payable and other liabilities	$8,917	$8,369
Notes payable (a)	49,313	34,396
Equity	104,630	89,793
Total liabilities and equity	$162,860	$132,558
(a)    As of both August 31, 2023 and November 30, 2022, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit it entered into with a third-party lender in April 2022 to finance its land acquisition, development and construction activities. Borrowings under this line of credit, which has a maximum commitment of $62.0 million, are secured by the underlying property and related project assets. The line of credit is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. None of our other unconsolidated joint ventures had outstanding debt at August 31, 2023 or November 30, 2022.
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
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint ventures, mostly comprised of KBHS’ activities (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Revenues	$26,000	$19,857	$74,640	$100,057
Expenses	(17,701)	(19,601)	(52,325)	(59,888)
Income	$8,299	$256	$22,315	$40,169

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
The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	August 31, 2023	November 30, 2022
Assets
Cash and cash equivalents	$36,958	$28,120
Mortgage loans held for sale	117,295	250,572
Other assets	23,033	33,176
Total assets	$177,286	$311,868

Liabilities and equity
Accounts payable and other liabilities	$13,549	$15,590
Funding facilities	112,109	242,944
Equity	51,628	53,334
Total liabilities and equity	$177,286	$311,868
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $20.4 million at August 31, 2023 and $29.8 million at November 30, 2022. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were losses of $5.2 million and $9.4 million for the three-month and nine-month periods ended August 31, 2023, respectively, and a loss of $6.3 million and a gain of $27.1 million for the three-month and nine-month periods ended August 31, 2022, respectively.
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
Funding facilities. KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of August 31, 2023. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2023 and 2024. The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”), (collectively, “Guarantor Subsidiaries”).

10.Other Assets
Other assets consisted of the following (in thousands):

	August 31, 2023	November 30, 2022
Cash surrender value of corporate-owned life insurance contracts	$53,558	$55,591
Lease right-of-use assets	23,094	25,469
Prepaid expenses	22,303	15,645
Debt issuance costs associated with unsecured revolving credit facility, net	3,565	4,346
Total	$102,520	$101,051
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31, 2023	November 30, 2022
Self-insurance and other legal liabilities	$214,281	$234,128
Employee compensation and related benefits	151,861	182,443
Warranty liability	95,715	101,890
Customer deposits	65,931	76,738
Lease liabilities	24,977	27,494
Inventory-related obligations (a)	24,391	19,136
Accrued interest payable	17,623	29,989
Real estate and business taxes	17,144	17,557
Federal and state taxes payable	15,774	3,671
Other	37,802	43,925
Total	$665,499	$736,971
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three months ended August 31, 2023 and 2022 was $5.7 million and $5.4 million, respectively, and included short-term lease costs of $2.4 million and $2.2 million, respectively. For the nine months ended August 31, 2023 and 2022, our total lease expense was $16.5 million and $14.6 million, respectively, and included short-term lease costs of $6.3 million and $5.2 million, respectively. Variable lease costs and external sublease income for the three-month and nine-month periods ended August 31, 2023 and 2022 were immaterial.

The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	August 31, 2023	November 30, 2022
Lease right-of-use assets (a)	$23,103	$25,545
Lease liabilities (a)	24,985	27,580
(a)Consists of amounts within both our homebuilding and financial services operations. The financial services amounts were nominal as of each date.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Income tax expense	$44,600	$70,900	$131,800	$186,900
Effective tax rate	22.9%	21.7%	23.1%	23.7%
Our income tax expense and effective tax rate for the three months ended August 31, 2023 included the favorable impact of $6.9 million of federal tax credits we recognized primarily from building energy-efficient homes and $1.9 million of excess tax benefits related to stock-based compensation, partly offset by $2.6 million of nondeductible executive compensation expense. Our income tax expense and effective tax rate for the three months ended August 31, 2022 reflected the favorable impact of $15.3 million of federal tax credits we recognized primarily from building energy-efficient homes, partly offset by $2.9 million of nondeductible executive compensation expense.
For the nine months ended August 31, 2023, our income tax expense and effective tax rate included the favorable impacts of $19.4 million of federal tax credits we recognized primarily from building energy-efficient homes and $5.7 million of excess tax benefits related to stock-based compensation, partly offset by $9.2 million of nondeductible executive compensation expense. Our income tax expense and effective tax rate for the nine months ended August 31, 2022 reflected the favorable impacts of $16.1 million of federal tax credits we recognized primarily from building energy-efficient homes and $2.2 million of excess tax benefits related to stock-based compensation, partly offset by $6.8 million of nondeductible executive compensation expense.
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
Our deferred tax assets of $163.1 million as of August 31, 2023 and $178.0 million as of November 30, 2022 were each partly offset by a valuation allowance of $17.1 million. The deferred tax asset valuation allowances as of August 31, 2023 and November 30, 2022 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of August 31, 2023, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax asset valuation allowance were needed for the nine months ended August 31, 2023.
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

14.Notes Payable
Notes payable consisted of the following (in thousands):

	August 31, 2023	November 30, 2022
Unsecured revolving credit facility	$—	$150,000
Senior unsecured term loan due August 25, 2026	357,988	357,485
6.875% Senior notes due June 15, 2027	297,942	297,595
4.80% Senior notes due November 15, 2029	297,485	297,230
7.25% Senior notes due July 15, 2030	345,988	345,663
4.00% Senior notes due June 15, 2031	386,092	385,778
Mortgages and land contracts due to land sellers and other loans	4,463	4,760
Total	$1,689,958	$1,838,511
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $14.5 million at August 31, 2023 and $16.2 million at November 30, 2022.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at an adjusted term Secured Overnight Financing Rate (“SOFR”) or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2023, we had no cash borrowings and $6.6 million of letters of credit outstanding under the Credit Facility. Therefore, as of August 31, 2023, we had $1.08 billion available for cash borrowings under the Credit Facility, with up to $243.4 million of that amount available for the issuance of letters of credit.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). Interest under the Term Loan accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. Proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of August 31, 2023, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 6.8%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, we may issue up to $75.0 million of letters of credit. On August 10, 2023, we entered into an amendment to our LOC Facility that extended the expiration date from February 13, 2025 to February 18, 2027. As of August 31, 2023 and November 30, 2022, we had letters of credit outstanding under the LOC Facility of $13.0 million and $36.4 million, respectively.
Senior Notes. All the senior notes outstanding at August 31, 2023 and November 30, 2022 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.

In the three months ended August 31, 2022, we completed the underwritten public offering of $350.0 million in aggregate principal amount of 7.25% senior notes due 2030 (“7.25% Senior Notes due 2030”) and used the net proceeds, together with cash on hand, to retire $350.0 million in aggregate principal amount of certain outstanding senior notes before their maturity date, pursuant to the optional redemption terms specified for such notes. We paid $353.6 million to redeem these notes and recorded a charge of $3.6 million for the early extinguishment of debt in the 2022 third quarter.
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
As of August 31, 2023, we were in compliance with our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of August 31, 2023, inventories having a carrying value of $33.2 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. On July 10, 2023, we filed an automatically effective universal shelf registration statement (“2023 Shelf Registration”) with the SEC. The 2023 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions and, with respect to debt securities, other factors impacting our borrowing capacity. The 2023 Shelf Registration replaced our previously effective universal shelf registration statement filed with the SEC on July 9, 2020. We have not made any offerings of securities under the 2023 Shelf Registration.
As of August 31, 2023, principal payments on our notes payable are due during each year ending November 30 as follows: 2023 – $1.1 million; 2024 – $2.9 million; 2025 – $.5 million; 2026 – $360.0 million; 2027 – $300.0 million and thereafter – $1.04 billion.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the nine months ended August 31, 2023 and the year ended November 30, 2022 (in thousands):

		August 31, 2023			November 30, 2022
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)

Inventories	Level 3	$—	$—	$—	$65,372	$(24,077)	$41,295
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		August 31, 2023		November 30, 2022
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,327,507	$1,250,125	$1,326,266	$1,205,875
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

The changes in our warranty liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Balance at beginning of period	$99,142	$99,207	$101,890	$96,153
Warranties issued	9,354	10,377	27,997	27,945
Payments	(12,781)	(10,084)	(34,172)	(24,598)
Balance at end of period	$95,715	$99,500	$95,715	$99,500
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

Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $31.6 million and $32.7 million are included in receivables in our consolidated balance sheets at August 31, 2023 and November 30, 2022, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Balance at beginning of period	$172,223	$168,675	$175,977	$189,131
Self-insurance provided	4,794	5,763	12,612	16,275
Payments	(4,277)	(860)	(13,411)	(14,990)
Adjustments (a)	1,259	(2,300)	(1,179)	(19,138)
Balance at end of period	$173,999	$171,278	$173,999	$171,278
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of August 31, 2023, we had approximately 485 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At August 31, 2023, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries. While it is reasonably possible that our loss could exceed the amount accrued and our recoveries could be less than the amount recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible. In addition, although we believe it is probable we will receive additional claims in future periods, we are unable to reasonably estimate the number of such claims or the amount or range of any potential losses associated with such claims as each of these is dependent on several factors, including the actions of third parties over which we have no control; the nature of any specific claims; and our evaluation of the particular facts surrounding each such claim.

Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At August 31, 2023, we had $1.32 billion of performance bonds and $19.7 million of letters of credit outstanding. At November 30, 2022, we had $1.27 billion of performance bonds and $43.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At August 31, 2023, we had total cash deposits of $39.2 million to purchase land having an aggregate purchase price of $1.20 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2023, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.

18.Stockholders’ Equity
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended August 31, 2023 and 2022
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at May 31, 2023	101,019	(6,705)	(13,704)	$101,019	$830,765	$3,407,813	$(5,575)	$(72,718)	$(494,822)	$3,766,482
Net income	—	—	—	—	—	149,933	—	—	—	149,933
Dividends on common stock	—	—	—	—	—	(15,928)	—	—	—	(15,928)
Employee stock options/other	240	—	—	240	3,358	—	—	—	—	3,598
Stock-based compensation	—	—	—	—	9,248	—	—	—	—	9,248
Stock repurchases	—	—	(1,531)	—	—	—	—	—	(83,205)	(83,205)
Balance at August 31, 2023	101,259	(6,705)	(15,235)	$101,259	$843,371	$3,541,818	$(5,575)	$(72,718)	$(578,027)	$3,830,128

Balance at May 31, 2022	100,711	(6,705)	(6,840)	$100,711	$834,883	$2,697,149	$(19,119)	$(72,718)	$(249,911)	$3,290,995
Net income	—	—	—	—	—	255,329	—	—	—	255,329
Dividends on common stock	—	—	—	—	—	(12,772)	—	—	—	(12,772)
Stock-based compensation	—	—	—	—	7,056	—	—	—	—	7,056
Stock repurchases	—	—	(1,582)	—	—	—	—	—	(50,000)	(50,000)
Balance at August 31, 2022	100,711	(6,705)	(8,422)	$100,711	$841,939	$2,939,706	$(19,119)	$(72,718)	$(299,911)	$3,490,608

	Nine Months Ended August 31, 2023 and 2022
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2022	100,711	(6,705)	(10,016)	$100,711	$836,260	$3,143,578	$(5,575)	$(72,718)	$(341,461)	$3,660,795
Net income	—	—	—	—	—	439,875	—	—	—	439,875
Dividends on common stock	—	—	—	—	—	(41,635)	—	—	—	(41,635)
Employee stock options/other	548	—	—	548	8,060	—	—	—	—	8,608
Stock awards	—	—	717	—	(24,883)	—	—	—	24,883	—
Stock-based compensation	—	—	—	—	23,934	—	—	—	—	23,934
Stock repurchases	—	—	(5,659)	—	—	—	—	—	(251,701)	(251,701)
Tax payments associated with stock-based compensation awards	—	—	(277)	—	—	—	—	—	(9,748)	(9,748)
Balance at August 31, 2023	101,259	(6,705)	(15,235)	$101,259	$843,371	$3,541,818	$(5,575)	$(72,718)	$(578,027)	$3,830,128

Balance at November 30, 2021	100,711	(6,705)	(5,785)	$100,711	$848,620	$2,379,364	$(19,119)	$(72,718)	$(217,383)	$3,019,475
Net income	—	—	—	—	—	600,256	—	—	—	600,256
Dividends on common stock	—	—	—	—	—	(39,914)	—	—	—	(39,914)
Stock awards	—	—	785	—	(29,625)	—	—	—	29,625	—
Stock-based compensation	—	—	—	—	22,944	—	—	—	—	22,944
Stock repurchases	—	—	(3,102)	—	—	—	—	—	(100,000)	(100,000)
Tax payments associated with stock-based compensation awards	—	—	(320)	—	—	—	—	—	(12,153)	(12,153)
Balance at August 31, 2022	100,711	(6,705)	(8,422)	$100,711	$841,939	$2,939,706	$(19,119)	$(72,718)	$(299,911)	$3,490,608

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
On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock, excluding excise tax. As of November 30, 2022, there was $150.0 million of remaining availability under this share repurchase authorization, excluding excise tax. In the 2023 first quarter, we repurchased 1,965,442 shares of our common stock on the open market pursuant to this authorization at a total cost of approximately $75.0 million, excluding excise tax. On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock, excluding excise tax. This authorization replaced the prior board of directors authorization, which had $75.0 million remaining, excluding excise tax. In the 2023 third quarter, we repurchased 1,531,318 shares of our common stock at a total cost of approximately $82.5 million, excluding excise tax, bringing our total repurchases for the nine months ended August 31, 2023 to 5,659,642 shares of common stock at a total cost of approximately $249.6 million, excluding excise tax. Repurchases under the current authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of August 31, 2023, we were authorized to repurchase up to approximately $325.4 million of our outstanding common stock in additional transactions, excluding excise tax.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the nine months ended August 31, 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet.
In the 2023 third quarter, our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.20 per share and declared, and we paid, a quarterly cash dividend at the new higher rate. In the 2022 third quarter, our board of directors declared, and we paid a quarterly cash dividend on our common stock of $.15 per share. Quarterly cash dividends declared and paid during the nine-month periods ended August 31, 2023 and 2022 totaled $.50 per share and $.45 per share, respectively.
19.Stock-Based Compensation
Stock Options. At August 31, 2023 and November 30, 2022, we had 1,126,217 and 1,674,393 stock options outstanding with a weighted average exercise price of $15.49 and $15.56, respectively. We have not granted any stock option awards since 2016. During the nine months ended August 31, 2023, a total of 548,176 stock options with a weighted average exercise price of $15.70 were exercised. As of August 31, 2023, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 2.5 years. As all outstanding stock options have been fully vested since 2019, there was no stock-based compensation expense associated with stock options for the three-month and nine-month periods ended August 31, 2023 and 2022. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $39.8 million at August 31, 2023. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $9.2 million and $7.0 million for the three months ended August 31, 2023 and 2022, respectively, related to restricted stock and PSUs. For the nine months ended August 31, 2023 and 2022, we recognized total compensation expense of $23.9 million and $22.9 million, respectively.
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

	Nine Months Ended August 31,
	2023	2022
Summary of cash and cash equivalents at end of period:
Homebuilding	$612,076	$195,402
Financial services	321	1,855
Total	$612,397	$197,257
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$12,366	$(1,100)
Income taxes paid	104,799	168,709
Supplemental disclosures of non-cash activities:
Inventories acquired through seller financing	2,891	—
Decrease in consolidated inventories not owned	(2,129)	(19,423)
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	7,569	8,436

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2023	2022	Variance	2023	2022	Variance
Revenues:
Homebuilding	$1,579,719	$1,838,888	(14)%	$4,716,102	$4,947,868	(5)%
Financial services	7,292	6,007	21	20,539	15,878	29
Total revenues	$1,587,011	$1,844,895	(14)%	$4,736,641	$4,963,746	(5)%
Pretax income:
Homebuilding	$184,622	$321,604	(43)%	$544,339	$755,414	(28)%
Financial services	9,911	4,625	114	27,336	31,742	(14)
Total pretax income	194,533	326,229	(40)	571,675	787,156	(27)
Income tax expense	(44,600)	(70,900)	37	(131,800)	(186,900)	29
Net income	$149,933	$255,329	(41)%	$439,875	$600,256	(27)%
Diluted earnings per share	$1.80	$2.86	(37)%	$5.18	$6.63	(22)%
We generated solid financial results in the 2023 third quarter, though below our exceptional results in the year-earlier quarter, when we achieved record-high third-quarter net income and diluted earnings per share. Housing market conditions improved in the current period compared to the 2022 second half and 2023 first quarter, periods in which the combination of relatively high mortgage interest rates, elevated inflation and various other macroeconomic and geopolitical concerns significantly depressed demand. We continued to experience steady demand throughout the 2023 third quarter as we did in the second quarter, even as mortgage interest rates rose, indicative of constrained resale home inventory, favorable demographic trends and demand for homes at our price points. Our net orders for the 2023 third quarter grew 52% from the year-earlier quarter, driven by a 9% year-over-year expansion in our average community count and a higher monthly net order pace per community of 4.3. This pace increased from 3.1 a year ago and was above our historical third-quarter average, prior to pandemic-driven volatility.
During the third quarter, we remained focused on balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context. With recent market conditions having improved, we were able to raise or maintain selling prices in the 2023 second and third quarters in most of our communities. At the same time, ongoing elevated mortgage interest rates and inflation continued to negatively affect housing affordability and temper demand, which we expect will continue in the 2023 fourth quarter. On a more selective basis and to a lesser extent than in the first and second quarters, in the current quarter we employed targeted sales strategies, including pricing adjustments and other homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydown or lock programs), to help drive order activity and minimize cancellations. These actions, together with product and geographic mix shifts, as discussed below under “Homebuilding” and “Homebuilding Reporting Segments,” contributed to our 2023 third-quarter net orders increasing 52% year over year and net order value increasing 54%, reflecting a higher average selling price for these net orders. Our year-over-year performance improved significantly from the 2022 third quarter, when the negative factors described above impacted our net orders and net order value, which decreased 50% and 51%, respectively, compared to the corresponding 2021 period. However, we anticipate the pricing adjustments and other homebuyer concessions we have utilized in 2023 will contribute to a year-over-year decrease in the average selling price of homes delivered in the 2023 fourth quarter.
Homebuilding revenues for the three months ended August 31, 2023 were generated from housing revenues and $6.0 million of land sale revenues. In the three months ended August 31, 2022, homebuilding revenues were generated entirely from housing revenues. Housing revenues of $1.57 billion for the 2023 third quarter were down 14% from the year-earlier quarter due to a 7% decrease in the number of homes delivered to 3,375 and an 8% decline in their average selling price to $466,300. Approximately 49% of our homes delivered in the 2023 third quarter were to first-time homebuyers. Homebuilding operating income for the three months ended August 31, 2023 was $179.2 million, compared to $325.1 million for the year-earlier quarter, and as a percentage of revenues, was 11.3%, compared to 17.7%. Our homebuilding operating income margin for the 2023 third quarter reflected a decrease in our housing gross profit margin to 21.5%, compared to 26.7% for the year-ago quarter. Net income and diluted earnings per share for the three months ended August 31, 2023 were down 41% and 37%, respectively, from the record third-quarter results we achieved in the year-earlier period. Our diluted earnings per share for the 2023 third quarter reflected the favorable impact of our common stock repurchases over the past several quarters.
In the 2023 third quarter, we achieved a meaningful sequential improvement in our construction cycle times, as we did in the 2023 second quarter. This was driven by a stabilizing supply chain and better construction services availability as well as our ongoing initiative to simplify our product offerings, alleviating, to an extent, the significant production challenges that have persisted to varying degrees since the 2020 second quarter, and resulted in cycle times that remain extended relative to our historical average, and delays in opening communities and delivering homes. We remain committed to further reducing our build times. While we are pleased with the production gains in the second and third quarters, ongoing supply chain-related challenges for certain items may continue to negatively affect our land development and home construction activities through the 2023 fourth quarter, and it is possible they may worsen in that and in later periods.
We believe our strong balance sheet and liquidity position provide us with the flexibility to operate effectively through evolving market conditions. For the nine months ended August 31, 2023, we generated $772.5 million of cash from operating activities, reflecting our reduced investments in land and land development in the 2023 first half due to the prevailing housing environment in the 2022 second half and 2023 first quarter. In the 2023 third quarter, we increased our investments in land and land development to $554.5 million, up 40% from the 2023 second quarter and essentially equal to the year-earlier period. We also repurchased approximately 1.5 million shares of our common stock during the quarter, bringing our total repurchases in 2023 to approximately 5.7 million shares at a total cost of $249.6 million. In July 2023, our board of directors increased the quarterly cash dividend on our common stock by approximately 33% to $.20 per share, from $.15. We ended the 2023 third quarter with total liquidity of $1.70 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility. With net repayments of $150.0 million under the Credit Facility in the first nine months of 2023, we had no cash borrowings outstanding under the Credit Facility at August 31, 2023.
Our ending backlog value at August 31, 2023 decreased 35% year over year to approximately $3.40 billion, largely due to our lower backlog at the beginning of the quarter, which reflected the slowdown in housing market demand that began in the 2022 second half and continued into the 2023 first quarter. Yet, we believe we are well-positioned to achieve solid results for the 2023 fourth quarter and full year, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Revenues:
Housing	$1,573,684	$1,838,888	$4,710,067	$4,947,868
Land	6,035	—	6,035	—
Total	1,579,719	1,838,888	4,716,102	4,947,868
Costs and expenses:
Construction and land costs
Housing	(1,235,469)	(1,347,999)	(3,704,848)	(3,711,863)
Land	(4,911)	(2,541)	(4,911)	(2,541)
Total	(1,240,380)	(1,350,540)	(3,709,759)	(3,714,404)
Selling, general and administrative expenses	(160,097)	(163,238)	(468,510)	(474,332)
Total	(1,400,477)	(1,513,778)	(4,178,269)	(4,188,736)
Operating income	179,242	325,110	537,833	759,132
Interest income	5,492	192	7,688	267
Equity in loss of unconsolidated joint ventures	(112)	(100)	(1,182)	(387)
Loss on early extinguishment of debt	—	(3,598)	—	(3,598)
Homebuilding pretax income	$184,622	$321,604	$544,339	$755,414

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Homes delivered	3,375	3,615	9,829	9,952
Average selling price	$466,300	$508,700	$479,200	$497,200
Housing gross profit margin as a percentage of housing revenues	21.5%	26.7%	21.3%	25.0%
Adjusted housing gross profit margin as a percentage of housing revenues	21.5%	27.0%	21.6%	25.1%
Selling, general and administrative expenses as a percentage of housing revenues	10.2%	8.9%	9.9%	9.6%
Operating income as a percentage of revenues	11.3%	17.7%	11.4%	15.3%
Revenues. Homebuilding revenues for the three months and nine months ended August 31, 2023 were comprised of housing revenues and $6.0 million of land sale revenues. Homebuilding revenues for the three months and nine months ended August 31, 2022 were comprised solely of housing revenues. In the 2023 third quarter, housing revenues were down 14% from the year-earlier quarter, reflecting decreases of 7% in the number of homes delivered and 8% in their overall average selling price. The year-over-year decline in the number of homes delivered reflected decreases of 37% and 3% in our West Coast and Southwest homebuilding reporting segments, respectively, partly offset by increases of 17% and 3% in our Central and Southeast homebuilding reporting segments, respectively. The decline in our West Coast homebuilding reporting segment mainly resulted from a 31% year-over-year decrease in this segment’s backlog of homes at the beginning of the quarter combined with a decrease in its backlog conversion rate, which largely reflected that the beginning backlog for the current period was more heavily weighted to the early building stages. The lower overall average selling price primarily reflected product and geographic mix factors, mainly a shift away from our higher-priced West Coast homebuilding reporting segment, and increased concessions we selectively extended to buyers within backlog prior to delivery in conjunction with our targeted sales strategies.
For the nine months ended August 31, 2023, housing revenues were down 5% from the corresponding 2022 period, with the number of homes delivered nearly even with the year-earlier period and their overall average selling price declining 4%.
Operating Income. Our homebuilding operating income for the three months ended August 31, 2023 was down 45% year over year, mainly reflecting lower housing gross profits. Operating income for the 2023 third quarter included inventory-related charges of $.6 million, compared to $5.9 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended August 31, 2023 was 11.3%, compared to 17.7% for the corresponding 2022 period, reflecting a lower housing gross profit margin and higher selling, general and administrative expenses as a percentage of housing revenues. Excluding inventory-related charges, our operating income as a percentage of revenues decreased to 11.4% for the 2023 third quarter from 18.1% for the year-earlier quarter.
For the nine months ended August 31, 2023, our operating income decreased 29% from the prior-year period primarily due to lower housing gross profits. Operating income for the nine months ended August 31, 2023 included inventory-related charges of $10.2 million, compared to $9.4 million of such charges in the corresponding 2022 period. As a percentage of revenues, our operating income for the nine months ended August 31, 2023 decreased 390 basis points year over year to 11.4%, mainly reflecting a lower housing gross profit margin. Excluding inventory-related charges, our operating income as a percentage of revenues declined 390 basis points to 11.6% for the nine months ended August 31, 2023 from 15.5% for the corresponding year-earlier period.
•Housing Gross Profits – Housing gross profits of $338.2 million for the three months ended August 31, 2023 declined 31% from $490.9 million for the year-earlier period, due to decreases in both our housing gross profit margin and housing revenues. Our housing gross profit margin for the 2023 third quarter was 21.5%, down 520 basis points year over year, primarily due to price decreases and other homebuyer concessions, higher construction costs, and product and geographic mix shifts, partly offset by a decrease in inventory-related charges. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.8% and 2.0% for the three months ended August 31, 2023 and 2022, respectively. Excluding the inventory-related charges associated with housing operations of $.6 million in the current quarter and $5.9 million in the year-earlier quarter, our adjusted housing gross profit margin for the 2023 third quarter decreased 550 basis points year over year.
For the nine months ended August 31, 2023, our housing gross profits of $1.01 billion decreased 19% from $1.24 billion for the year-earlier period. Our housing gross profit margin for the nine months ended August 31, 2023 declined 370 basis points to 21.3%, primarily due to the reasons described above with respect to the three months ended August 31, 2023. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 1.9% for the nine months ended August 31, 2023, compared to 2.0% for the corresponding 2022 period. Excluding the inventory-related charges associated with housing operations of $10.2 million in the current period and $6.8 million in the year-earlier period, our adjusted housing gross profit margin of 21.6% for the nine months ended August 31, 2023 decreased 350 basis points year over year.
The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits (Losses) – Land sale profits totaled $1.1 million for the three months and nine months ended August 31, 2023. Land sale losses of $2.6 million for the three months and nine months ended August 31, 2022 were comprised solely of an inventory impairment charge related to a parcel of land held for sale.
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2023	% of Housing Revenues	2022	% of Housing Revenues	2023	% of Housing Revenues	2022	% of Housing Revenues
Marketing expenses	$37,059	2.4%	$35,011	1.9%	$107,985	2.3%	$99,509	2.0%
Commission expenses (a)	56,145	3.6	56,368	3.1	165,538	3.5	159,791	3.2
General and administrative expenses	66,893	4.2	71,859	3.9	194,987	4.1	215,032	4.4
Total	$160,097	10.2%	$163,238	8.9%	$468,510	9.9%	$474,332	9.6%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the three months ended August 31, 2023 decreased 2% from the year-earlier quarter. As a percentage of housing revenues, our selling, general and administrative expenses for the 2023 third quarter increased 130 basis points, mainly reflecting reduced operating leverage due to our lower housing revenues as compared to the year-earlier quarter and higher sales commissions.
For the nine months ended August 31, 2023, selling, general and administrative expenses were down slightly from the corresponding 2022 period. As a percentage of housing revenues, selling, general and administrative expenses for the nine months ended August 31, 2023 increased 30 basis points, primarily due to the reasons described above with respect to the three months ended August 31, 2023.
Interest Income/Expense. Interest income, which is generated from short-term investments, totaled $5.5 million and $7.7 million for the three-month and nine-month periods ended August 31, 2023, respectively, and was nominal for both corresponding year-earlier periods. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month and nine-month periods ended August 31, 2023 and 2022 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was nominal for the three months ended August 31, 2023 and 2022. For the nine months ended August 31, 2023, our equity in loss of unconsolidated joint ventures was $1.2 million, compared to $.4 million for the year-earlier period. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

Loss on Early Extinguishment of Debt. For the three months and nine months ended August 31, 2022, we recognized a $3.6 million loss on the early extinguishment of debt associated with our retirement of $350.0 million in aggregate principal amount of senior notes before their maturity date, pursuant to the optional redemption terms specified for such notes.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net orders	3,097	2,040	9,175	10,164
Net order value (a)	$1,512,380	$978,969	$4,413,897	$5,257,457
Cancellation rate (b)	21%	35%	26%	19%
Ending backlog — homes	7,008	10,756	7,008	10,756
Ending backlog — value	$3,395,389	$5,261,314	$3,395,389	$5,261,314
Ending community count	230	227	230	227
Average community count	240	221	245	217
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
Net Orders. Net orders for the 2023 third quarter rose 52% from the year-earlier quarter, reflecting improved demand and a lower cancellation rate as compared to the year-earlier quarter, when the combination of rapidly rising mortgage interest rates, ongoing inflation and other macroeconomic concerns caused many prospective buyers to pause on their homebuying decision. The pace of monthly net orders per community increased to 4.3 in the 2023 third quarter, compared to 3.1 in the corresponding 2022 quarter, and was above our historical third-quarter average, prior to pandemic-related volatility. The value of our net orders grew 54% year over year as a result of the growth in net orders and a 2% increase in the average selling price for those homes to $488,300. In the 2023 third quarter, the year-over-year growth in our overall net orders reflected increases in all four homebuilding reporting segments, ranging from 30% in our Southeast segment to 74% in our West Coast segment.
Our cancellation rate as a percentage of gross orders for the three months ended August 31, 2023 improved from the year-earlier period, reflecting softer housing market demand in the year-ago period. On a sequential basis, the cancellation rate for the 2023 third quarter improved slightly from 22% in the 2023 second quarter.
Backlog. The number of homes in our backlog and our backlog value at August 31, 2023 each decreased 35% from August 31, 2022, mainly due to our substantially lower backlog levels at the beginning of the quarter. The year-over-year decrease in our overall backlog value at August 31, 2023 reflected decreases in all of our homebuilding reporting segments, ranging from 11% in our West Coast segment to 62% in our Central segment. A portion of the homes in backlog will not result in homes delivered due to cancellations.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our average community count for the three months ended August 31, 2023 expanded 9% from the year-earlier period, reflecting increases in each of our homebuilding reporting segments. Our ending community count for the 2023 third quarter rose 1% from the corresponding 2022 quarter, as the number of new community openings exceeded the number of communities selling out over the past twelve months. On a sequential basis, our average and ending community counts for the 2023 third quarter were down 5% and 8%, respectively, as the number of communities selling out exceeded the number of community openings during the three months ended August 31, 2023. While maintaining a healthy supply of land owned or controlled under land option contracts and other similar contracts to fuel future community openings, we continued to calibrate our land investments for the nine months ended August 31, 2023 with evolving housing market conditions, as discussed below under “Liquidity and Capital Resources.”

HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2023	2022	2023	2022	2023	2022
West Coast	732	1,156	906	520	15%	37%
Southwest	717	737	656	430	13	22
Central	1,258	1,072	865	573	33	45
Southeast	668	650	670	517	19	28
Total	3,375	3,615	3,097	2,040	21%	35%

	Net Order Value			Average Community Count
Segment	2023	2022	Variance	2023	2022	Variance
West Coast	$638,643	$317,329	101%	71	66	8%
Southwest	296,811	191,868	55	44	40	10
Central	296,255	272,288	9	79	76	4
Southeast	280,671	197,484	42	46	39	18
Total	$1,512,380	$978,969	54%	240	221	9%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2023	2022	2023	2022	2023	2022
West Coast	2,320	3,099	3,062	2,702	15%	19%
Southwest	2,031	1,938	1,915	1,897	18	13
Central	3,495	3,142	2,318	3,317	40	24
Southeast	1,983	1,773	1,880	2,248	26	17
Total	9,829	9,952	9,175	10,164	26%	19%

	Net Order Value			Average Community Count
Segment	2023	2022	Variance	2023	2022	Variance
West Coast	$2,044,331	$2,007,677	2%	75	62	21%
Southwest	819,543	860,677	(5)	44	37	19
Central	800,936	1,472,381	(46)	80	75	7
Southeast	749,087	916,722	(18)	46	43	7
Total	$4,413,897	$5,257,457	(16)%	245	217	13%

	August 31,
	Backlog – Homes			Backlog – Value
Segment	2023	2022	Variance	2023	2022	Variance
West Coast	2,029	2,044	(1)%	$1,356,175	$1,523,092	(11)%
Southwest	1,576	2,153	(27)	692,175	948,761	(27)
Central	1,812	4,086	(56)	678,994	1,789,006	(62)
Southeast	1,591	2,473	(36)	668,045	1,000,455	(33)
Total	7,008	10,756	(35)%	$3,395,389	$5,261,314	(35)%
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
In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $36.0 million and $42.9 million in the three months ended August 31, 2023 and 2022, respectively. For the nine months ended August 31, 2023, Corporate and other had operating losses of $104.5 million, compared to $120.9 million for the corresponding year-earlier period.
The financial results of our homebuilding reporting segments for the three-month and nine-month periods ended August 31, 2023 were negatively impacted to varying degrees by homebuyer concessions we selectively extended to buyers in conjunction with our targeted sales strategies, as well as product and geographic mix shifts of homes delivered. Segment financial results for the three months and nine months ended August 31, 2023 were also affected by construction services availability constraints and building material cost pressures, as well as supply chain disruptions and other production-related challenges, though these impacts lessened in the 2023 third quarter compared to the 2023 first half and 2022 second half periods.
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2023	2022	Variance		2023	2022	Variance
Revenues	$506,802	$829,405	(39)%		$1,611,171	$2,249,496	(28)%
Construction and land costs	(412,915)	(614,462)	33		(1,319,259)	(1,697,636)	22
Selling, general and administrative expenses	(38,786)	(43,847)	12		(120,983)	(133,096)	9
Operating income	$55,101	$171,096	(68)%		$170,929	$418,764	(59)%

Homes delivered	732	1,156	(37)%		2,320	3,099	(25)%
Average selling price	$692,400	$717,500	(3)%		$694,500	$725,900	(4)%
Operating income as a percentage of revenues	10.9%	20.6%	(970)	bps	10.6%	18.6%	(800)	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2023 declined from the corresponding year-earlier periods due to decreases in both the number of homes delivered and their average selling price. Operating income for each of the three-month and nine-month periods ended August 31, 2023 was also down year over year, reflecting lower housing gross profits, partly offset by reduced selling, general and administrative expenses and the absence of a $2.6 million land sale loss included in the prior-year periods. Operating income as a percentage of revenues for the 2023 third quarter decreased from the year-earlier quarter, primarily due to a 770 basis-point decline in the housing gross profit margin to 18.5% and a 240 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.7%. For the nine months ended August 31, 2023, operating income as a percentage of revenues declined from the corresponding 2022 period, mainly reflecting a 650 basis-point decrease in the housing gross profit margin to 18.1% and a 160 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.5%.
The year-over-year decreases in the housing gross profit margins for the three-month and nine-month periods ended August 31, 2023 primarily reflected price decreases and other homebuyer concessions, higher relative construction costs, product and geographic mix shifts of homes delivered and reduced operating leverage from lower housing revenues. In the three months ended August 31, 2023, inventory-related charges associated with housing operations were nominal, compared to $1.9 million in the year-earlier period. For the nine months ended August 31, 2023, such inventory-related charges increased to $4.3 million, compared to $2.1 million in the year-earlier period. The year-over-year increases in selling, general and administrative expenses as a percentage of housing revenues for the three-month and nine-month periods ended August 31, 2023 reflected reduced operating leverage from lower housing revenues and higher sales commissions.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2023	2022	Variance		2023	2022	Variance
Revenues	$306,284	$321,808	(5)%		$881,699	$822,499	7%
Construction and land costs	(237,844)	(221,634)	(7)		(670,882)	(582,531)	(15)
Selling, general and administrative expenses	(22,203)	(22,764)	2		(63,397)	(61,852)	(2)
Operating income	$46,237	$77,410	(40)%		$147,420	$178,116	(17)%

Homes delivered	717	737	(3)%		2,031	1,938	5%
Average selling price	$418,800	$436,600	(4)%		$431,100	$424,400	2%
Operating income as a percentage of revenues	15.1%	24.1%	(900)	bps	16.7%	21.7%	(500)	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2023 were comprised of housing revenues and land sale revenues. Revenues for the three-month and nine-month periods ended August 31, 2022 were solely from housing operations. The year-over-year decline in this segment’s housing revenues to $300.2 million for the three months ended August 31, 2023 reflected decreases in both the number of homes delivered and their average selling price. Housing revenues for the nine months ended August 31, 2023 grew to $875.7 million, reflecting increases in both the number of homes delivered and their average selling price. Operating income for the three-month and nine-month periods ended August 31, 2023 was down from the corresponding year-earlier periods primarily due to lower housing gross profits, partly offset by a land sale gain of $1.1 million in each period. As a percentage of revenues, this segment’s operating income for the 2023 third quarter declined from the year-earlier quarter, reflecting an 880 basis-point decrease in the housing gross profit margin to 22.4% and a 30 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.4%. For the nine months ended August 31, 2023, operating income as a percentage of revenues was down from the corresponding 2022 period, reflecting a 530 basis-point decrease in the housing gross profit margin to 23.9%, partially offset by a 30 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.2%.
The year-over-year decline in the housing gross profit margin for the three months ended August 31, 2023 primarily reflected price decreases and other homebuyer concessions, a product and geographic mix shift of homes delivered, and reduced operating leverage from lower housing revenues. For the nine months ended August 31, 2023, the year-over-year decrease in the housing gross profit margin was mainly due to price decreases and other homebuyer concessions, and a product and geographic mix shift of homes delivered, partly offset by increased operating leverage from higher housing revenues. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months ended August 31, 2023 primarily reflected reduced operating leverage from lower housing revenues. The improvement in selling, general and administrative expenses as a percentage of housing revenues for the nine-month period ended August 31, 2023, compared to the year-earlier period, was mainly due to increased operating leverage from higher housing revenues.

Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2023	2022	Variance		2023	2022	Variance
Revenues	$506,640	$443,581	14%		$1,441,805	$1,231,949	17%
Construction and land costs	(389,150)	(330,269)	(18)		(1,111,064)	(945,602)	(17)
Selling, general and administrative expenses	(42,073)	(34,056)	(24)		(117,516)	(102,775)	(14)
Operating income	$75,417	$79,256	(5)%		$213,225	$183,572	16%

Homes delivered	1,258	1,072	17%		3,495	3,142	11%
Average selling price	$402,700	$413,800	(3)%		$412,500	$392,100	5%
Operating income as a percentage of revenues	14.9%	17.9%	(300)	bps	14.8%	14.9%	(10)	bps
This segment’s revenues for the three months ended August 31, 2023 rose from the corresponding year-earlier period, reflecting an increase in the number of homes delivered, partly offset by a decrease in their average selling price. For the nine months ended August 31, 2023, this segment’s revenues grew from the corresponding 2022 period due to increases in both the number of homes delivered and their average selling price. Operating income for the 2023 third quarter decreased from the year-earlier quarter due to higher selling, general and administrative expenses, partly offset by higher housing gross profits. This segment’s operating income as a percentage of revenues for the three months ended August 31, 2023 was down from the year-earlier period primarily due to a 230 basis-point decline in the housing gross profit margin to 23.2% and a 60 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.3%. For the nine months ended August 31, 2023, operating income rose from the year-earlier period, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the nine months ended August 31, 2023 was down slightly from the corresponding 2022 period, reflecting a 30 basis-point decrease in the housing gross profit margin to 22.9% and a 10 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.2%.
The year-over-year decrease in the housing gross profit margin for the three-month and nine-month periods ended August 31, 2023 primarily reflected higher construction costs, a product and geographic mix shift of homes delivered and increased homebuyer concessions, partly offset by improved operating leverage from higher housing revenues. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months and nine months ended August 31, 2023 was primarily due to increased sales commissions, partly offset by increased operating leverage from higher housing revenues.
Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2023	2022	Variance		2023	2022	Variance
Revenues	$259,993	$244,094	7%		$781,427	$643,924	21%
Construction and land costs	(197,737)	(181,843)	(9)		(601,141)	(482,978)	(24)
Selling, general and administrative expenses	(23,761)	(22,049)	(8)		(69,480)	(61,415)	(13)
Operating income	$38,495	$40,202	(4)%		$110,806	$99,531	11%

Homes delivered	668	650	3%		1,983	1,773	12%
Average selling price	$389,200	$375,500	4%		$394,100	$363,200	9%
Operating income as a percentage of revenues	14.8%	16.5%	(170)	bps	14.2%	15.5%	(130)	bps
This segment’s revenues for the three-month and nine-month periods ended August 31, 2023 grew year over year from the corresponding 2022 periods as a result of increases in both the number of homes delivered and their average selling prices. Operating income for the 2023 third quarter decreased from the year-earlier quarter, reflecting higher selling, general and administrative expenses. As a percentage of revenues, operating income for the 2023 third quarter declined from the year-earlier quarter mainly due to a 160 basis-point decrease in the housing gross profit margin to 23.9% and a 10 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 9.1%. For the nine months ended August 31, 2023, operating income increased from the year-earlier period, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. Operating income as a percentage of revenues for the nine months ended August 31, 2023 decreased from the corresponding 2022 period, reflecting a 190 basis-point decline in the housing gross profit margin to 23.1%, partly offset by a 60 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 8.9%.
The year-over-year decline in the housing gross profit margin for the three-month and nine-month periods ended August 31, 2023 primarily reflected higher construction costs, a product and geographic mix shift of homes delivered and increased homebuyer concessions, partly offset by improved operating leverage from higher housing revenues. The housing gross profit margin for the three months ended August 31, 2023 included no inventory-related charges, compared to $2.3 million of such charges in the year-earlier period. The housing gross profit margin for the nine months ended August 31, 2023 and 2022 included inventory-related charges of $3.5 million and $2.3 million, respectively. The year-over-year improvement in selling, general and administrative expenses as a percentage of housing revenues for the nine months ended August 31, 2023 primarily reflected increased operating leverage from higher housing revenues.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Revenues	$7,292	$6,007	$20,539	$15,878
Expenses	(1,530)	(1,510)	(4,360)	(4,219)
Equity in income of unconsolidated joint ventures	4,149	128	11,157	20,083
Pretax income	$9,911	$4,625	$27,336	$31,742

Total originations (a):
Loans	2,396	2,112	6,657	5,947
Principal	$937,037	$848,954	$2,630,317	$2,340,439
Percentage of homebuyers using KBHS	84%	69%	81%	69%
Average FICO score	735	734	735	733

Loans sold (a):
Loans sold to GR Alliance	2,469	2,107	6,680	5,464
Principal	$972,776	$850,740	$2,662,715	$2,180,537
Loans sold to third parties	93	141	273	758
Principal	$32,910	$47,554	$96,274	$249,554
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three-month and nine-month periods ended August 31, 2023 grew from the corresponding 2022 periods due to increases in both title services revenues and insurance commissions.
Pretax income. Financial services pretax income for the three months ended August 31, 2023 grew 114% from the year-earlier period, reflecting an increase in the equity in income of unconsolidated joint ventures and improved results from our insurance and title services businesses. In the 2023 third quarter, the equity in income of unconsolidated joint ventures increased to $4.1 million, from $.1 million in the year-earlier quarter, due to an increase in KBHS’ income. KBHS income was nominal in the 2022 third quarter, reflecting a significant decrease in the volume of new IRLCs following a surge in the 2022 second quarter driven by the sharp rise in mortgage interest rates during that period. This IRLC volume surge effectively resulted in a shift of our equity in income of KBHS from the 2022 second half to the 2022 first half. Also contributing to the year-over-year increase in KBHS’ income was the higher principal amount of loans originated in the current quarter, which primarily reflected an increase in the percentage of homebuyers using KBHS. KBHS’ income in the 2023 third quarter included losses of $5.2 million in the fair value of IRLCs in the current quarter, compared to $6.3 million of such losses in the year-earlier quarter.

For the nine months ended August 31, 2023, our financial services pretax income declined 14% from the corresponding 2022 period, reflecting a decrease in the equity in income of unconsolidated joint ventures, partially offset by improved results from our insurance and title services businesses. In the nine months ended August 31, 2023, the equity in income of unconsolidated joint ventures decreased to $11.2 million, from $20.1 million in the year-earlier period, mainly as a result of a decline in KBHS’ income. The year-over-year decline in KBHS’ income was primarily due to losses of $9.4 million in the fair value of IRLCs in the current period, compared to gains of $27.1 million in the year-earlier period. The significant gain in the nine months ended August 31, 2022 resulted from a substantial increase in the fair value of IRLCs within the joint venture in the 2022 second quarter due to the above-described volume surge.
Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Income tax expense	$44,600	$70,900	$131,800	$186,900
Effective tax rate	22.9%	21.7%	23.1%	23.7%
Our effective tax rate for the three months ended August 31, 2023 increased from the year-earlier period, mainly due to an $8.4 million decrease in the federal tax credits we recognized primarily from building energy-efficient homes, partly offset by a $1.9 million increase in excess tax benefits related to stock-based compensation and a $.3 million decrease in nondeductible executive compensation expense. For the nine months ended August 31, 2023, our effective tax rate decreased slightly from the year-earlier period, mainly due to a $3.5 million increase in excess tax benefits related to stock-based compensation and a $3.3 million increase in the federal tax credits we recognized primarily from building energy-efficient homes, partly offset by a $2.4 million increase in nondeductible executive compensation expense.
The federal tax credits for the three months and nine months ended August 31, 2023 reflected the enactment of the Inflation Reduction Act of 2022 on August 16, 2022, which extended the federal tax credit for building energy-efficient homes for homes delivered from January 1, 2022 (retroactively) through December 31, 2032, as well as modified and increased it starting in 2023. Previously, the federal tax credit expired for homes delivered after December 31, 2021.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Housing revenues	$1,573,684	$1,838,888	$4,710,067	$4,947,868
Housing construction and land costs	(1,235,469)	(1,347,999)	(3,704,848)	(3,711,863)
Housing gross profits	338,215	490,889	1,005,219	1,236,005
Add: Inventory-related charges (a)	631	5,923	10,207	6,830
Adjusted housing gross profits	$338,846	$496,812	$1,015,426	$1,242,835

Housing gross profit margin as a percentage of housing revenues	21.5%	26.7%	21.3%	25.0%
Adjusted housing gross profit margin as a percentage of housing revenues	21.5%	27.0%	21.6%	25.1%
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
We ended the 2023 third quarter with total liquidity of $1.70 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility. Based on our financial position as of August 31, 2023, and our business forecast as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. Other than the decrease in our notes payable presented in the table below, which reflects the repayment of all cash borrowings outstanding under the Credit Facility during the nine months ended August 31, 2023, there have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2022.
Investments in Land and Land Development. Our investments in land and land development for the nine months ended August 31, 2023 decreased 33% to $1.32 billion, compared to $1.96 billion for the year-earlier period, reflecting lower investments in the 2023 first half, as our 2023 third-quarter investments of $554.5 million were essentially equal to the year-earlier period. In the nine months ended August 31, 2023, land acquisition expenditures, which are included in our investments in land and land development, decreased 57% to $329.5 million from $759.2 million. Our reduced investments in land and land development in the 2023 first half reflected a pivot in our land investment strategy beginning in the 2022 third quarter in response to then-softening housing market conditions, to emphasize developing land positions we already own or control under land option contracts and other similar contracts. As part of this pivot, we also evaluated our transaction pipeline and renegotiated pricing and terms for many deals while abandoning others that no longer met our investment return standards. In calibrating our investments to evolving market conditions and our outlook, we increased our investments in land and land development sequentially in both the 2023 second and third quarters. In the 2023 third quarter, our investments in land and land development were up 40% from the 2023 second quarter, as land acquisition expenditures more than doubled. In addition, we have modified our land development strategy, electing where appropriate to build in smaller phases, and in some cases, defer the start of the next phase of lots in a community to align with expected demand. Reflecting these shifts in our land strategy, approximately 25% of our total investments for the nine months ended August 31, 2023 related to land acquisitions, compared to approximately 39% in the prior-year period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the nine months ended August 31, 2023 and 2022, approximately 55% and 51%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
In the 2023 fourth quarter, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards. While we expect our land acquisition activity to increase during the 2023 fourth quarter as compared to the prior 2023 quarters, our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	August 31, 2023		November 30, 2022		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	18,422	$2,480,497	19,302	$2,425,141	(880)	$55,356
Southwest	7,340	842,389	8,841	993,059	(1,501)	(150,670)
Central	17,662	984,024	24,001	1,278,420	(6,339)	(294,396)
Southeast	13,708	878,965	16,651	846,556	(2,943)	32,409
Total	57,132	$5,185,875	68,795	$5,543,176	(11,663)	$(357,301)
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at August 31, 2023 decreased from November 30, 2022, reflecting homes delivered in the nine months ended August 31, 2023 as well as the above-mentioned pivot in our land investment strategy, which included our abandonment of 8,097 previously controlled lots in the nine months ended August 31, 2023. The number of lots in inventory as of August 31, 2023 included 4,506 lots under contract where the associated deposits were refundable at our discretion, compared to 5,543 of such lots at November 30, 2022. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 25% at August 31, 2023, compared to 30% at November 30, 2022. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at August 31, 2023, we estimate the remaining purchase price to be paid would be as follows: 2023 – $257.7 million; 2024 – $546.2 million; 2025 – $157.8 million; 2026 – $193.4 million; 2027 – $6.0 million; and thereafter – $3.3 million.
Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	August 31, 2023	November 30, 2022
Cash and cash equivalents	$612,076	$328,517
Credit Facility commitment	1,090,000	1,090,000
Borrowings outstanding under the Credit Facility	—	(150,000)
Letters of credit outstanding under the Credit Facility	(6,650)	(6,650)
Credit Facility availability	1,083,350	933,350
Total liquidity	$1,695,426	$1,261,867
The majority of our cash equivalents at August 31, 2023 and November 30, 2022 were invested in interest-bearing bank deposit accounts.
Capital Resources. Our notes payable consisted of the following (in thousands):

	August 31, 2023	November 30, 2022	Variance
Credit Facility	$—	$150,000	$(150,000)
Term Loan	357,988	357,485	503
Senior notes	1,327,507	1,326,266	1,241
Mortgages and land contracts due to land sellers and other loans	4,463	4,760	(297)
Total	$1,689,958	$1,838,511	$(148,553)
Our financial leverage, as measured by the ratio of debt to capital, was 30.6% at August 31, 2023, compared to 33.4% at November 30, 2022. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, we may issue up to $75.0 million of letters of credit. On August 10, 2023, we entered into an amendment to the LOC Facility that extended the expiration date from February 13, 2025 to February 18, 2027. As of August 31, 2023 and November 30, 2022, we had letters of credit outstanding under the LOC Facility of $13.0 million and $36.4 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.32 billion and $1.27 billion of performance bonds outstanding at August 31, 2023 and November 30, 2022, respectively.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of August 31, 2023, we had no cash borrowings and $6.6 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Under the terms of the Credit Facility and the Term Loan, we are required, among other things, to maintain compliance with various covenants, including financial covenants regarding our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or minimum liquidity level, each as defined therein. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Credit Facility and the Term

Loan and can differ in certain respects from comparable GAAP or other commonly used terms. The financial covenant requirements under the Credit Facility and the Term Loan are set forth below:
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of August 31, 2023:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.72 billion	$3.79 billion
Leverage Ratio	<	.600	.311
Interest Coverage Ratio (a)	>	1.500	9.905
Minimum liquidity (a)	>	$104.2 million	$612.1 million
Investments in joint ventures and non-guarantor subsidiaries	<	$862.5 million	$318.9 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.76 billion
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
As of August 31, 2023, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2023, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $4.5 million, secured primarily by the underlying property, which had an aggregate carrying value of $33.2 million.
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
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended August 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$772,523	$(223,999)
Investing activities	(44,773)	(54,120)
Financing activities	(445,551)	183,240
Net increase (decrease) in cash and cash equivalents	$282,199	$(94,879)
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash provided by operating activities for the nine months ended August 31, 2023 primarily reflected net income of $439.9 million and a net decrease in inventories of $355.3 million, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $100.5 million and a net increase in receivables of $1.6 million. In the nine months ended August 31, 2022, our net cash used in operating activities mainly reflected a net increase in inventories of $954.2 million and a net increase in receivables of $40.5 million, partly offset by net income of $600.3 million and a net increase in accounts payable, accrued expenses and other liabilities of $94.7 million.
Investing Activities. In the nine months ended August 31, 2023, our uses of cash included $26.4 million for net purchases of property and equipment and $23.5 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $5.1 million return of investments in unconsolidated joint ventures. In the nine months ended August 31, 2022, the net cash used for investing activities reflected $33.8 million for net purchases of property and equipment and $21.6 million for contributions to unconsolidated joint ventures. The cash used was partially offset by a $1.3 million return of investments in unconsolidated joint ventures.
Financing Activities. In the nine months ended August 31, 2023, our uses of cash included stock repurchases of $249.6 million, net repayments under the Credit Facility of $150.0 million, dividend payments on our common stock of $41.6 million, tax payments associated with stock-based compensation awards of $9.7 million and payments on mortgages and land contracts due to land sellers and other loans of $3.2 million. The cash used was partly offset by $8.6 million of issuances of common stock under employee stock plans. In the nine months ended August 31, 2022, cash was provided by our issuance of $350.0 million in aggregate principal amount of 7.25% Senior Notes due 2030, and $350.0 million of net borrowings under the Credit Facility. The cash provided was partially offset by our repayment of $350.0 million in aggregate principal amount of our senior notes, $100.0 million of stock repurchases, $39.9 million of dividend payments on our common stock, $12.2 million of tax payments associated with stock-based compensation awards, $10.7 million of issuance costs and $.4 million of payments on mortgages and land contracts due to land sellers and other loans.
Dividends. In the 2023 third quarter, our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.20 per share and declared, and we paid, a quarterly cash dividend at the new higher rate. In the 2022 third quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. Quarterly dividends declared and paid during the nine-month periods ended August 31, 2023 and 2022 totaled $.50 per share and $.45 per share, respectively. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Shelf Registration. On July 10, 2023, we filed the 2023 Shelf Registration with the SEC. The 2023 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions and, with respect to debt securities, other factors impacting our borrowing capacity. The 2023 Shelf Registration replaced our previously effective universal shelf registration statement filed with the SEC on July 9, 2020. We have not made any offerings of securities under the 2023 Shelf Registration.
As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. For the 2023 fourth quarter, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire. Our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions or other factors, including those described below under “Outlook,” and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
Supplemental Guarantor Financial Information
As of August 31, 2023, we had $1.34 billion in aggregate principal amount of outstanding senior notes, no borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	August 31, 2023	November 30, 2022
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$588,058	$265,916
Inventories	4,701,567	5,118,252
Amounts due from Non-Guarantor Subsidiaries	509,557	403,249
Total assets	6,404,654	6,404,755

Liabilities and Stockholders’ Equity
Notes payable	$1,689,958	$1,836,001
Amounts due to Non-Guarantor Subsidiaries	323,176	283,280
Total liabilities	2,837,029	2,977,348
Stockholders’ equity	3,567,625	3,427,407

Nine Months Ended August 31, 2023
Summarized Statement of Operations Data (in thousands)
Revenues	$4,450,829
Construction and land costs	(3,487,808)
Selling, general and administrative expenses	(454,057)
Interest income from Non-Guarantor Subsidiaries	20,163
Pretax income	536,075
Net income	411,975
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2023 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2022.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
We believe several long-term housing market fundamental factors remain positive, including favorable demographic trends, a decade-plus underproduction of new homes relative to population growth and constrained resale home inventory. In the current period, even as mortgage interest rates rose, demand remained steady, supported by these positive factors. Our 3,097 net orders for the 2023 third quarter were up 52% from the year-earlier quarter and we achieved a 4.3 monthly net orders per community pace, which is above our historical third-quarter average, prior to pandemic-driven volatility. However, there is considerable uncertainty regarding the near-term direction of mortgage interest rates, which in recent weeks reached 20-year highs, inflation, consumer confidence and the overall economy, and the degree to which these factors, individually or collectively, may impact demand for our homes in the 2023 fourth quarter and beyond. We currently anticipate a sequential decline in net orders in the 2023 fourth quarter, partly due to seasonality. This could be influenced up or down by resale inventory levels or movement in mortgage interest rates, among other supply and demand factors, including economic uncertainties as well as affordability pressures.
While we were able to raise or maintain selling prices in the 2023 second and third quarters in most of our communities, we anticipate the pricing adjustments and other homebuyer concessions we have selectively employed since the 2022 second half and expect to use to a lesser extent in the 2023 fourth quarter will contribute to a year-over-year decrease in the average selling price of homes delivered in the 2023 fourth quarter. Our use of such concessions will depend on, among other things, market dynamics, including mortgage interest rates and overall housing affordability, and community-specific considerations, including the size and construction stage of the backlog, net order pace and lots remaining available for sale. On a sequential basis, we project our average selling price will increase in the 2023 fourth quarter due to an expected mix shift toward higher-priced deliveries from our West Coast homebuilding reporting segment. We are committed to further reducing our build times in the 2023 fourth quarter and moving closer to achieving deliveries within our historical build time of between four and five months.
We believe we are in a strong position to operate effectively through changing market conditions, with a solid balance sheet and liquidity, and anticipated healthy operating cash flow for the 2023 fiscal year. While we expect our land acquisition activity to increase during the 2023 fourth quarter as compared to the previous 2023 quarters, our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.
We intend to maintain a balanced approach to capital allocation designed to maximize long-term stockholder value. In this regard, we ended the 2023 third quarter with approximately $325.4 million remaining under our current board of directors share repurchase authorization. This provides us flexibility to continue to repurchase our common stock in the 2023 fourth quarter, with the volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic environments.
We plan to continue to balance pace, price and construction starts at each community to optimize our return on each inventory asset within its market context, leveraging our differentiated, highly customer-centric Built to Order business model and operational capabilities to help effectively meet evolving consumer preferences and budgets, and shifts in demand arising from, among other things, additional increases in mortgage interest rates and/or softening economic conditions. With our backlog value of $3.40 billion at August 31, 2023, we believe we can achieve our projected results for 2023, subject to the factors and risks described in this report. Our present outlook for the 2023 fourth quarter, the 2023 full year and the 2024 full year as to certain metrics is as follows:
2023 Fourth Quarter
•We expect to generate housing revenues in the range of $1.55 billion to $1.65 billion, a decrease from $1.93 billion in the corresponding 2022 period, and anticipate our average selling price to be approximately $486,000, compared to $510,400 in the year-earlier period.
•We expect our homebuilding operating income margin will be approximately 10.5%, assuming no inventory-related charges, down from 15.8% for the year-earlier quarter.
•We expect our housing gross profit margin will be approximately 20.5%, assuming no inventory-related charges, compared to 23.9% for the corresponding 2022 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be about 10.0%, compared to 8.0% in the 2022 fourth quarter.
•We expect our effective tax rate will be approximately 24%, essentially the same as the year-earlier quarter.
•We expect our ending community count will be approximately flat sequentially.
•We expect our net orders will range between 2,070 and 2,760.
2023 Full Year
•We expect our housing revenues to be approximately $6.31 billion, an 8% decrease from $6.88 billion in 2022, and anticipate our average selling price will be approximately $481,000, a decrease from $500,800 for 2022.
•We expect our homebuilding operating income margin to be about 11.3%, assuming no inventory-related charges, compared to 15.6% for 2022.
•We expect our housing gross profit margin to be approximately 21.3%, assuming no inventory-related charges, compared to 24.8% for 2022.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be about 10.0%, compared to 9.2% in the prior year.
•We expect the effective tax rate will be approximately 23%, compared to approximately 24% for 2022.

•We expect our average community count will be up about 9% year over year, with ending community count of approximately 230.
2024 Full Year
•We expect our housing revenues to be in the range of $6.50 billion to $7.00 billion.
•We expect our year-end community count will be up about 15%, as compared to 2023.
In addition to factors discussed elsewhere in this report, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies). For instance, the Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during 2022 and 2023 to moderate persistent U.S. inflation, and the further actions it may take, are expected to be an ongoing headwind for the housing market, as they have elevated mortgage interest rates and created macroeconomic uncertainty and financial market turbulence that, among other things, has tempered consumer demand for homes and disrupted credit and lending markets. In addition, while we experienced improvement with respect to ongoing supply chain disruptions, other production challenges and construction cost pressures described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe they will persist to a certain degree in the 2023 fourth quarter. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the 2023 third quarter and first nine months, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues and returns.
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
•consumer and producer price inflation;
•changes in interest rates, including those set by the Federal Reserve, which the Federal Reserve has increased sharply over the past year and may further increase to moderate inflation, and those available in the capital markets or from financial institutions and other lenders, and applicable to mortgage loans;
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
•any failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations (also known as a government shutdown), and financial markets’ and businesses’ reactions to any such failure;
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
•disruptions in world and regional trade flows, economic activity and supply chains due to the military conflict in Ukraine, including those stemming from wide-ranging sanctions the U.S. and other countries have imposed or may further impose on Russian business sectors, financial organizations, individuals and raw materials, the impact of which may, among other things, increase our operational costs, create and/or exacerbate building materials and appliance shortages and/or reduce our revenues and earnings;
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
•the ability of our homebuyers to obtain homeowners and flood insurance policies, and/or typical or lender-required policies for other hazards or events, for their homes, which may depend on the ability and willingness of insurers or government-funded or -sponsored programs to offer coverage at an affordable price or at all;
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
•an epidemic, pandemic or significant seasonal or other disease outbreak, and the control response measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and
•other events outside of our control.
Please see our Annual Report on Form 10-K for the year ended November 30, 2022 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2022, other than our repayment of all $150.0 million of cash borrowings under the Credit Facility during the nine months ended August 31, 2023. As of August 31, 2023, we had no cash borrowings outstanding under the Credit Facility. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2022.
Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2023.

We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. While the new ERP system has become an increasing component of our business as most of our operating divisions have transitioned to it, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Accordingly, we continue to rely upon a combination of our existing and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended August 31, 2023 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a) (b)
June 1-30	—	$—	$—	$407,912
July 1-31	765,570	53.86	41,230	366,682
August 1-31	765,748	53.90	41,270	325,412
Total	1,531,318	$53.88	$82,500
(a)    The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
(b)    On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock, excluding excise tax. This authorization replaced a prior board of directors authorization, which had $75.0 million remaining, excluding excise tax. In the 2023 third quarter, we repurchased 1,531,318 shares of our common stock on the open market pursuant to the current authorization at a total cost of $82.5 million. As of August 31, 2023, we were authorized to repurchase up to $325.4 million of common stock in additional transactions, excluding excise tax.
Item 5.Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended August 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended August 31, 2023.
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

KB HOME Registrant

Dated	October 6, 2023	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 6, 2023	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)