Form 10-K
period 2023-11-30
KB HOME
filed 2024-01-19
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on May 31, 2023 was $3,783,365,796, including 6,705,247 shares held by the registrant’s grantor stock ownership trust and excluding 13,704,091 shares held in treasury.
There were 75,867,028 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2023. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2023

PART I

Item 1.BUSINESS
General
KB Home is one of the largest and most recognized homebuilding companies in the U.S. We have been building homes for more than 65 years, with over 680,000 homes built since our founding in 1957. We build a variety of new homes, including attached and detached single-family residential homes, townhomes and condominiums, designed primarily for first-time and first move-up, as well as second move-up and active adult, homebuyers. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. Our homebuilding operations represent the majority of our business, accounting for 99.5% of our total revenues in 2023. Our financial services operations, which accounted for the remaining .5% of our total revenues in 2023, offer various insurance products to our homebuyers in the markets where we build homes and provide title services in certain of those markets. Our financial services operations also provide mortgage banking services, including residential consumer mortgage loan (“mortgage loan”) originations, to our homebuyers indirectly through KBHS Home Loans, LLC (“KBHS”), an unconsolidated joint venture between us and a third party.
Unless the context indicates otherwise, the terms “we,” “our” and “us” used in this report refer to KB Home, a Delaware corporation, and its predecessors and subsidiaries. We also use the following terms in our business with the corresponding meanings: “home” is a single-family residence, whether it is a single-family home or other type of residential property; “homes delivered” are homes for which the sale has closed and title has passed to a customer; “community” is a single development in which new homes are constructed as part of an integrated plan; “community count” is the number of communities we have open for sales with at least five homes/lots left to sell; and “product” encompasses a home’s floor plan design and interior/exterior style, amenities, functions and features.
The following charts present homebuilding revenues, net income and diluted earnings per share for the years ended November 30, 2019, 2021 and 2023, and book value per share as of November 30, 2019, 2021 and 2023:

Homebuilding Revenues
($ in millions)
$7,000
$6,500
$6,000
$5,500
$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$4,537.7
$5,705.0
$6,381.1
2019
2021
2023

Net Income
($ in millions)
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$268.8
$564.7
$590.2
2019
2021
2023

Diluted Earnings Per Share

$7.50
$6.75
$6.00
$5.25
$4.50
$3.75
$3.00
$2.25
$1.50
$2.85
$6.01
$7.03
2019
2021
2023

Book Value Per Share
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$26.60
$34.23
$50.22
2019
2021
2023

Markets
Reflecting the geographic span of our homebuilding business, we have operations in the nine states and 47 major markets presented below. We also operate in various submarkets within these major markets. We may refer to these markets and submarkets collectively as our “served markets.” For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

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
KB Edge consists of the following key principles with respect to customers, land, products and operations:

•Customers. With our Built to Order® homebuying process, we provide each of our homebuyers with a highly personalized experience where they can make a wide range of structural and design choices for their future new home, as discussed further below under “Customer Obsession.” We believe this highly interactive, “customer-first” experience that puts our homebuyers firmly in control of designing the home they want based on what they value and how they want to live, at a price they can afford, gives us a meaningful and distinct competitive advantage over other homebuilders and resale and rental homes. In addition, we find our homebuyers can have a strong emotional attachment to our products when they create a personalized home with the features and finishes they select.
•Land. We seek to manage our working capital and reduce our operating risks by primarily acquiring entitled land parcels within attractive submarkets identified by our market research. We typically focus on metropolitan areas with favorable long-term economic and population growth prospects, and target land parcels that meet our investment return standards. We focus on investments that provide a one- to three-year supply of land or lots per product line, per community, and individual assets that are generally between 50 to 300 lots in size. Our land investment is sensitive to and will shift with local or national housing market environments or broader economic conditions, generally increasing when we are experiencing or expecting strong growth and decreasing when we are experiencing or expecting slower growth. Though we evaluate new markets to enter, our primary focus is on our existing geographic footprint. We leverage the relationships we have with landowners, developers and brokers to find and acquire land parcels, and use our experience in working with municipalities to efficiently obtain development approvals.
•Products. We offer our customers a variety of homes with a standardized set of functions and features generally priced to be affordable for those with household incomes within a range of the local area’s median level, with the goal of being attainable for the largest demand segments. With our Built to Order approach, our customers have the opportunity to select their lot location within a community, floor plan, elevation and structural options, each of which may be at a premium added to a home’s selling price, and to personalize their homes beyond our base offerings by adding numerous design options and upgrades available in our KB Home Design Studios. Our design studios, generally centrally located within our served markets, are a key component of our Built to Order process, with the mix of design options and upgrades we offer at each studio primarily based on the preferences identified by our market survey and purchase frequency data, as discussed further below under “Customer Obsession.” We utilize a centralized internal architectural group that designs homes to meet or exceed customers’ price-to-value expectations while being as efficient as possible to construct. To enhance the simplicity and efficiency of our products and processes, our architectural group has developed a core series of high-frequency, flexible floor plans and elevations that we can offer across many of our served markets. Our library of standardized plans facilitates our ability to shift with local demand, which may include adding smaller square footage homes at communities to offer more affordable choices to buyers, and/or project site attributes, such as the size and location of developable lots. This library also enables us to better understand in advance the cost to build our products and to compare and implement best land development and home construction practices across divisions and communities. We also incorporate energy-efficient features into our product designs to help lower our homebuyers’ total cost of homeownership and reduce our homes’ impact on the environment, as discussed below under “Environmental, Social and Governance.”
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
There have been and may in future periods be circumstances where we deviate from certain of the above principles. These include starting construction on a certain number of homes in a community before corresponding purchase contracts are signed with homebuyers to more quickly meet customer delivery expectations and generate revenues, particularly in markets with low resale home inventory, as we saw during 2023. Generally, we target having roughly 65% to 70% Built to Order homes in production, with the remainder consisting of homes started without a corresponding buyer and partially constructed homes where the initial buyer cancelled their home sales contract with us. We may also acquire land parcels in peripheral neighborhoods of a core metropolitan area that otherwise fit our growth strategy and meet our investment return standards. Significant supply chain disruptions beginning in 2020, primarily due to the 2019 coronavirus disease (“COVID-19”) pandemic and related public health control efforts, substantially lengthened our average construction cycle time and hindered our even-flow home production process into 2023. During this period, we experienced building materials and construction services shortages, delays with respect to state and municipal permitting, inspection and utility processes, unpredictable shipment schedules and other issues that prompted us to revise the sequencing of construction steps from time to time and, in some cases, order items in advance of starting a home to mitigate delays. In 2023, we achieved a meaningful sequential improvement in our construction cycle times each quarter beginning with the second quarter, driven by a stabilizing supply chain and improved construction services availability, as well as our ongoing initiative to simplify our product offerings, particularly our design options and upgrades. Similar and other circumstances could arise that may lead us to make specific short-term shifts from our KB Edge principles.
Asset Efficiency. In implementing our KB Edge business strategy, a key tenet of our approach is to enhance asset efficiency. We do this by calibrating home sales rates and selling prices at each of our communities to improve profitability; focusing on controlling direct construction costs; increasing inventory turns to the extent practical; balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context; structuring land acquisitions to minimize upfront costs where possible, as discussed below under “Community Development and Land Inventory Management”; and deploying excess cash flow from operations to help fuel additional revenue growth or reduce debt, among other steps.
Customer Obsession. We believe the best new homes start with the people who will live in them. Our customer-centric approach comes from a deep-rooted operational philosophy and company culture motivated by a paramount objective: to be the most customer-obsessed homebuilder in the world. Driven by this ambition, our team seeks to provide a compelling, simple and personalized homebuying process distinguished by phenomenal customer service. We want our customers to know they have a real partner when buying a home with us and feel that once their home is built, they can see themselves in their new home. Our team members, supported through our training and development programs, are encouraged to make decisions intended to produce the best results for our customers and our organization. Our customer obsession mindset is built around the following key principles:
•Find out what customers actually want. We ascertain homebuyer product design and location preferences partly through surveys we conduct of recent buyers of both new and resale homes across our served markets. We also obtain data from our own homebuyers’ selections and post-sale feedback. We use this information on what matters most to homebuyers when making purchase and trade-off decisions to develop and refine our product offerings, as well as our land acquisition targets.
We also cultivate and leverage close supplier and business partner relationships to integrate into or offer with our products architectural elements, building materials, construction techniques, structural and non-structural systems, and components and devices that are aligned with the preferences identified in our surveys and other data sources.
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

We believe our approach differentiates us in the homebuilding industry and, along with our company culture that sustains it, enhances customer satisfaction. We are proud of the high levels of satisfaction our homebuyers have reported to us and outside survey firms. In 2023, we continued to be one of the highest-ranked national homebuilders for customer satisfaction in third-party surveys, which we believe reflects the effective dedication we have to our homebuyers.
Promotional Marketing Strategy. To emphasize the distinct combination of innovative design, sustainability, personalization, affordability and partnership we offer to our homebuyers and the importance we place on customer satisfaction, we have centered our external brand identity and messaging around Built on Relationships®. Built on Relationships also encapsulates the importance of customer, as discussed above, and other key relationships – with suppliers, trade contractors, land sellers and municipalities – to the success of our business. The key components we highlight as part of our brand identity include:
•Innovative Design. We believe we offer homebuyers product designs that distinctively blend contemporary consumer-preferred elements, such as open floor plans, flexible living spaces, indoor/outdoor flow and extra storage; quality construction standards; and advanced technological features and devices, as compared to some other new and resale homes.
•Sustainability. Our homes are engineered to be highly energy efficient and include features that support healthier indoor environments. Our homes are designed to be ENERGY STAR® certified — a standard that fewer than 10% of new homes nationwide meet — offering greater comfort, well-being and utility cost savings than new homes without certification.
•Personalization. We give our homebuyers the ability to personalize their new home from floor plans to exterior styles, and from design choices to where they live in the community. Additionally, at our KB Home Design Studios, our homebuyers have the opportunity to select from a broad range of included features, design options and upgrades.
•Affordability. We offer our customers a variety of homes with a standardized set of functions and features generally priced to be affordable for those with household incomes within a range of the local area’s median level. In addition, in many of our communities, we can readily introduce smaller square footage floor plans to enable more customers to select and design a personalized home within their budget. Our ENERGY STAR certified homes can provide long-term significant savings on utility bills, compared to typical resale homes and to competitive new homes that are not ENERGY STAR certified.
•Partnership. Our dedicated team of sales counselors, design consultants, construction superintendents and customer service representatives, as well as KBHS loan officers, work closely with our customers throughout the homebuying process.
We typically sell our homes through salaried and/or commissioned sales associate employees from sales offices located in or adjacent to furnished model homes in each community, or through outside brokers. We also use electronic sales capabilities and technology to give our customers a variety of convenient ways to shop for and purchase a new KB home, including, among other things:
•Offering virtual home tours and online photo galleries for prospective homebuyers;
•Providing access to interactive floor plans and homesite maps for their desired community;
•Conducting virtual appointments and tours of the model homes and design studios;
•Utilizing online tools to serve homebuyers where possible;
•Organizing virtual events with the broker community to introduce new communities;
•Presenting homebuyers with the ability to virtually see and walk through their home at various points during its construction and prior to closing; and
•Arranging virtual or drive-through closings, where permitted.
In addition, as part of our commitment to sustainability, which is discussed further below under “Environmental, Social and Governance,” and providing our customers a simple path to homeownership, we continue to work towards the goal of paperless homebuying. Over the past several years, we have eliminated a significant amount of paper from our home sales contract by reducing the number of forms required to complete the process and digitizing as many of the remaining forms as possible.

We market our homes to prospective homebuyers and real estate brokers through a variety of media, and use data analytics to target our advertising and measure its effectiveness and efficiency in terms of generating leads and orders. In recent years and in response to the growing number of millennial and Generation Z homebuyers, we have increased our emphasis on digital marketing, through search engine marketing, interactive internet-based applications, email, social media, our website and other evolving communication technologies. We also use print media and advertising, billboards and radio in our served markets.
Homebuyer Profile. Our product portfolio for customers ranges from smaller, higher density homes, with average selling prices typically suited for first-time homebuyers, to larger homes in premium locations with additional amenities and higher average selling prices that generally attract a first or second move-up homebuyer. We also offer a variety of single-story floorplans that typically appeal to an active adult homebuyer age 55 and over. For more than a decade, first-time and first move-up homebuyers have accounted for an average of over 75% of our annual deliveries; in 2023, these homebuyers accounted for 74% of our deliveries, as shown in the following chart:

2023 Buyer Profile

49%
25%
11%
15%
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
Community Development and Land Inventory Management
Developable land for the production of homes is a core resource for our business. Based on our current strategic plans, we seek to own or control land sufficient to meet our forecasted production goals for the next three to five years. In 2024, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment return standards. We may periodically sell certain land interests or monetize land previously held for future development to strategically balance our land portfolio in line with local or national market environments or for other reasons. We may also decide not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy.
Our community development process generally consists of four phases: land acquisition, land development into finished lots for a community (if necessary), home construction and delivery of completed homes to homebuyers. Historically, our community development process has typically ranged from 12 to 24 months in our West Coast homebuilding reporting segment, with a somewhat shorter duration in our other homebuilding reporting segments. The development process in our West Coast homebuilding reporting segment is typically longer than in our other segments due to the municipal and regulatory requirements that are generally more stringent in California. Our community development process varies based on, among other things, the extent and speed of required government approvals and utility service activations, the overall size of a particular community, the scope of necessary site preparation activities, the type of product(s) that will be offered, weather conditions, time of year, promotional marketing results, the availability of construction resources, consumer demand, local and general economic and housing market conditions, and other factors. For example, in 2022 and 2023, we modified our land development strategy, electing where appropriate to build in smaller phases, and in some cases, to defer the start of the next phase of lots in a community to align with expected demand. In calibrating our investments to evolving market conditions, we increased our investments in land acquisition and land development in the 2023 second half, as compared to the 2023 first half. We believe the conditions we experienced in 2023 will generally persist next year, as discussed below under “Outlook.”
Although they vary significantly in size and complexity, our single-family residential home communities typically consist of 50 to 150 lots per product line, with lots ranging in size from 1,800 to 11,000 square feet. In our communities, we typically offer four to 15 home design choices. We also generally build one to three model homes at each community so that prospective homebuyers can preview the various products available. Depending on the community, we may offer premium lots containing more square footage, better views and/or location benefits. Some of our communities consist of multiple-story structures that encompass several attached condominium-style units.
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
As part of the decision-making process for approving a land purchase, we review extensive information about a proposed project, including past use; assessment of environmentally sensitive areas and areas that may be suitable for parks, trails, and open space preservation areas; assessment of site development required, including any work needed to comply with storm water regulations; proximity to major employment and retail centers; and site design and product (home designs and specifications) plans that are, among other things, consistent with our focus on building highly energy- and water-efficient homes, as discussed below under “Environmental, Social and Governance.”
We generally seek to structure our land acquisition and land development activities to minimize, or defer the timing of, expenditures in order to reduce both the market risks associated with holding land and our working capital and financial commitments, including interest and other carrying costs. We typically use contracts that, in exchange for a small initial option payment or earnest money deposit, give us an option or similar right to acquire land at a future date, usually at a pre-determined price and pending our satisfaction with the feasibility of developing and selling homes on the land and/or an underlying land seller’s completion of certain obligations, such as securing entitlements, developing infrastructure or finishing lots. We refer to land subject to such option or similar contractual rights as being “controlled.” Our decision to exercise a particular land option or similar right is based on the results of our due diligence and continued market viability analysis after entering into such a contract.
The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other similar contracts by homebuilding reporting segment as of November 30, 2023 and 2022:

	Homes Under Construction		Land Under Development		Land Under Option (a)		Total Land Owned or Under Option
	2023	2022	2023	2022	2023	2022	2023	2022
West Coast	2,343	1,882	9,784	11,787	6,093	5,633	18,220	19,302
Southwest	1,567	1,937	4,365	5,975	1,085	929	7,017	8,841
Central	2,156	3,659	10,981	12,256	4,191	8,086	17,328	24,001
Southeast	1,569	1,929	8,035	8,630	3,807	6,092	13,411	16,651
Total	7,635	9,407	33,165	38,648	15,176	20,740	55,976	68,795
(a)Land under option as of November 30, 2023 and 2022 includes 6,260 and 5,543 lots, respectively, under land option contracts or other similar contracts where the associated deposits were refundable at our discretion.

The following charts present the percentage of inventory lots we owned or controlled under land option contracts or other similar contracts by homebuilding reporting segment and the percentage of total lots we owned and had under option as of November 30, 2023:
Home Construction and Deliveries. Following the acquisition of land and, if necessary, the development of the land into finished lots, we typically begin constructing model homes and marketing homes for sale. As discussed above under “Business Strategy,” we generally commence construction of a home after we have a signed purchase contract with a homebuyer and have obtained preliminary credit approval or other evidence of the homebuyer’s financial ability to purchase the home. Other than model homes, our inventories typically do not consist of a significant number of completed unsold homes. However, cancellations of home sales contracts prior to the delivery of the underlying homes, the construction of attached products with some unsold units, or specific marketing or other strategic considerations will result in our having some unsold completed or partially completed homes in our inventory. Although our typical cycle time from home sale to delivery has historically ranged from six to seven months, supply chain disruptions and other production-related issues contributed to our build times and overall cycle times remaining extended in 2023 and 2022. We achieved meaningful improvement in our build times beginning in the 2023 second quarter, driven by a stabilizing supply chain and improved construction services availability, and remain committed to further reducing our build times in 2024 and moving closer to our historical levels of between four to five months.
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
Raw Materials. Outside of land, the principal raw materials used in our production process are concrete and forest products. Other primary materials used in home construction include drywall, and plumbing and electrical items. We source all of our building materials from third parties and, to the extent feasible, select products with sustainability certifications or attributes. In addition, our lumber suppliers generally certify that their wood was not sourced from endangered forests or is certified by recognized programs. We attempt to enhance the efficiency of our operations by using, where practical, standardized materials that are commercially available on competitive terms from a variety of outside sources. In addition, we have national and regional purchasing programs for certain building materials, appliances, fixtures and other items that allow us to benefit from large-quantity purchase discounts and, where available, participate in outside manufacturer or supplier rebate programs. When possible, we arrange for bulk purchases of these products at favorable prices from such manufacturers and suppliers.
Backlog
Our “backlog” consists of homes that are under a purchase contract but have not yet been delivered to a homebuyer. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less home sales contract cancellations) generated during the current period minus the number of homes delivered during the current period. Our backlog at any given time will be affected by cancellations, homes delivered and our community count. Backlog value represents potential future housing revenues from homes in backlog. Our cancellation rates and the factors affecting such rates are further discussed below under both Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

The following charts present our ending backlog (number of homes and value) by homebuilding reporting segment as of November 30, 2022 and 2023:

Ending Backlog - Homes
West Coast
Southwest
Central
Southeast
10,500
9,000
7,500
6,000
4,500
3,000
1,500
0
7,662
1,694
2,989
1,692
1,287
5,510
1,319
1,267
1,379
1,545
2022
2023

Ending Backlog - Value
($ in millions)
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$3,691.6
$700.4
$1,319.9
$748.3
$923.0
$2,667.7
$567.0
$458.6
$616.7
$1,025.4
2022
2023

Competition, Seasonality, Delivery Mix and Other Factors
Competition. The homebuilding industry and housing market are highly competitive with respect to selling homes; contracting for construction services, such as carpentry, roofing, electrical and plumbing; and acquiring attractive developable land, though the intensity of competition can vary and fluctuate between and within individual markets and submarkets. We compete for homebuyers, construction resources and desirable land against numerous homebuilders, ranging from regional and national firms, some of which are larger and have greater financial resources than us, to small local enterprises. As to homebuyers, we primarily compete with other homebuilders on the basis of selling price, community location and amenities, availability of financing options, home designs, reputation, home construction cycle time, and the design options and upgrades that can be included in a home. In some cases, this competition occurs within larger residential development projects containing separate sections other homebuilders design, plan and develop. We also compete for homebuyers against housing alternatives to new homes, including resale homes, apartments, single-family rentals and other rental housing.
In markets experiencing extensive construction activity, including areas recovering from earthquakes, wildfires, hurricanes, flooding or other natural disasters, there can be craft and skilled trade shortages that limit independent contractors’ ability to supply construction services, which in turn tends to drive up our costs and/or extend our production schedules. Elevated construction activity, and reallocations of staff for public safety priorities after natural disasters or otherwise can increase the time needed to obtain governmental approvals or utility service activations and, combined with tariffs imposed or increased by the U.S. and other governments, the cost of certain raw building materials, such as steel, lumber, drywall and concrete, or finished products. We expect these upward cost trends to continue in 2024, particularly if and as there is greater competition for these resources across a disrupted global supply chain.
Seasonality. Our performance is affected by seasonal demand trends for housing. Traditionally, there has been more consumer demand for home purchases and we tend to generate more net orders in the spring and early summer months (corresponding to most of our second quarter and part of our third quarter) than at other times of the year. This “selling season” demand results in our typically delivering more homes and generating higher revenues from late summer through the fall months (corresponding to part of our third quarter and all of our fourth quarter). However, as illustrated in the table below, the combination of rapidly rising mortgage interest rates, elevated inflation and other macroeconomic and geopolitical concerns disrupted our usual seasonal patterns in 2022, with our 2022 second half net orders negatively impacted by many prospective buyers electing to pause on their homebuying decision and a 2022 fourth quarter slowdown that was more pronounced than normal. Demand began to improve in the 2023 second quarter due to, among other things, constrained resale home inventory, favorable demographic trends, buyer interest in homes at our price points and our selective implementation of targeted sales strategies, including pricing adjustments and other homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydown or lock programs) to help drive order activity and minimize cancellations. We can provide no assurance whether or to what extent typical seasonal performance trends will occur in 2024, or at all.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Orders
2023	19%	36%	28%	17%
2022	39%	36%	19%	6%
2021	26%	27%	25%	22%

Homes Delivered
2023	21%	28%	25%	26%
2022	21%	25%	26%	28%
2021	21%	26%	26%	27%

Housing Revenues
2023	22%	27%	25%	26%
2022	20%	25%	27%	28%
2021	20%	25%	26%	29%

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
Human Capital Resources
At November 30, 2023 and 2022, we had approximately 2,205 and 2,366 full-time employees, respectively. None of our employees are represented by a collective bargaining agreement. For fiscal 2023, our turnover rate was 27%, made up of 16% voluntary turnover and 11% involuntary turnover. For fiscal 2022, our turnover rate was 21%, made up of 19% voluntary turnover and 2% involuntary turnover. We believe these rates are reasonable for our industry and market conditions at the time.
Our Culture. In order to achieve our strategic goals, it is essential for us to attract, promote and retain qualified personnel, particularly the local division leaders who manage our businesses in our served markets and partner with all constituents. Therefore, we strive to create an engaging environment that offers our employees satisfying work, with meaningful opportunities for career growth and development, rewarding short- and long-term compensation programs that are aligned with achieving our business goals, employee home purchase and referral programs, and employment milestone service awards. In addition, we offer our employees benefit programs, which include medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, and tuition reimbursement, along with an array of voluntary benefits designed to meet individual needs. We engage nationally recognized outside compensation and benefits consulting firms to objectively evaluate our programs and benchmark them against peers and other similarly sized organizations.

Our top division and regional leaders average nearly 12 years of tenure with us, and the local leaders responsible for land acquisition, entitlement, and development average over nine years with us. In addition, our named executive officers who are responsible for setting our overall strategy have an average tenure of 21 years. Our leadership team’s long service history provides consistency in managing our business and helps reinforce and sustain our company culture through all levels of the organization.
Promoting High Ethical Standards. We are committed to achieving our business goals with integrity and high ethical standards that apply to our directors, officers and employees. All employees are required to complete training on our Ethics Policy, which includes their affirming compliance with the guidelines contained therein. In addition, we maintain an ethics committee that is focused on compliance and ethics matters for our business. We also have an independently operated hotline and reporting website through which our employees and third parties can anonymously report ethics-related concerns.
Talent Acquisition and Workforce Development. In addition to our strong talent and career development programs that drive a high rate of internal promotions within KB Home, we are constantly working to attract the best possible candidates to add to our employee team. Through our efforts to engage top talent, we have proactively increased the diversity of our workforce while adding specialized skills and experiences to our team. In addition to recruiting experienced homebuilding industry candidates, we have invested in several programs with the objectives of deepening our bench of talent to bring new ways of thinking into the mix and expanding the ethnic and gender diversity of our team. In recent years, we have invested in both our college/university and military veteran recruiting programs. We are also a founding supporter of the Building Talent Foundation, which was established by the Leading Builders of America to address the severe and persistent labor shortage across skilled trades by creating a sustainable workforce in residential construction.
Diversity. To promote an inclusive workforce and the professional growth of the diverse individuals who join us, our employment policies prohibit discrimination based on race, color, religion, national origin, ancestry, familial status, age, veteran status, physical disability, mental disability, medical condition, gender, gender identity, sexual orientation, marital status, or any other legally protected status. We are committed to supporting a work culture that treats all employees fairly and with respect, promotes inclusivity, provides equal opportunities for the professional growth of the diverse individuals who join us, and advancement based on merit. At November 30, 2023, females made up approximately 42% of our workforce and 33% of our managerial employees, with ethnic and racial minorities making up approximately 37% of our workforce and 22% of our managerial employees. In addition, 45% of our board of directors are women or ethnic minorities. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.
Learning and Development. To help advance our employees’ personal growth and drive consistent execution of our business strategy, including our customer obsession philosophy, we provide training opportunities that align with team members’ responsibilities over the arc of their careers with us. We support a dedicated internet-based learning platform, KBU, with a broad portfolio of written, audio-visual and interactive enterprise-wide and discipline-specific policy and training materials that provides all employees with access to training, development and other resources to help them elevate their performance and careers. We believe training through KBU not only supports employee job performance and development but also sustains and enhances our inclusive culture and strengthens our brand. We believe these programs, which include environmental sustainability programs, ethics training and more, help our team work better together. This platform includes a library of approximately 412 self-directed courses and virtual, instructor-led programs for employees at all levels of our organization and 50 leadership and managerial training topics. New employee orientations, functional role training, and our required annual ethics training and certification, are provided on this platform. In 2023, 69 managers at various levels across our divisions and departments attended KB Home’s 6-session Managing Essentials training series in our live, virtual classroom, bringing the total number of managers who have completed this comprehensive program to more than 413 over the past ten years. During 2023, our team members completed more than 28,169 courses in total, an average of approximately 13 courses per employee. Managers and supervisors are provided training to help their direct reports progress in their professional development.
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
Employee Safety and Wellness. We strive to provide a safe working environment for our employees, as well as our trade partners, as discussed below under “Social Practices.” In addition to the benefits programs described above, we offer a wellness program designed to support our team members’ general health. Our wellness program offerings are available online so that every employee has access to them. Monthly interactive webinars address topics such as holistic health, including nutrition, and preventive care. We have continued to enhance our wellness program throughout 2023 with wellness challenges and monthly wellness webinars, and see it as a positive way to create and strengthen internal connections with and among our employees.
As an outcome of the disruption of the COVID-19 pandemic, we saw a hybrid approach of in-office and remote participation as the predominant way work environments are structured. Since 2022, we have operated our business utilizing a flexible work program in our division and corporate office locations that establishes a certain number of in-office workdays and is intended to help our employees maintain a reasonable professional/personal life balance as we continue to invest in and protect our strong company culture.
Environmental, Social and Governance (“ESG”)
For more than 16 years, we have made a dedicated effort to be an industry leader in sustainability, which encompasses our ESG practices. We believe our initiatives provide tangible benefits for our customers, our operations and the environment, and distinctly differentiate us from other builders of new homes and from resale homes. We have established an Environmental Management System (“EMS”), through which we focus on continually improving the energy efficiency of our homes so, among things, there are less greenhouse gas (“GHG”) emissions associated with their use over their multi-decade life cycle. Our EMS, and its related manuals and other documentation, provides a framework for planning, implementing, measuring, evaluating and refining these efforts over time. In addition to our internal executive team who implements and operates within the EMS, we monitor evolving trends and gather input and guidance for our initiatives through our National Advisory Board, which is a panel of external advisors we established in 2009 solely for these purposes. These advisors, who have a broad and diverse set of personal and professional perspectives, experiences and expertise, help us shape our sustainability priorities and reporting, as well as our approach to stakeholder engagement.
Environmental Practices. We are committed to building energy-efficient homes and have progressively expanded our sustainability program and use of technological advancements to make renewable solar energy, water efficiency, waste reduction and indoor environments that support personal wellness available to our buyers. According to the U.S. Energy Information Administration, about 22% of total energy use in the U.S. in 2022 was due to daily residential living. With most of the energy consumption during a home’s multi-decade life occurring after we deliver the home to the customer, our products’ energy efficiency is a key part of our efforts to help minimize a home’s impact on the environment, including the GHG and other carbon emissions produced, from its day-to-day use.
ENERGY STAR Commitment. ENERGY STAR is a voluntary U.S. Environmental Protection Agency (“EPA”) and Department of Energy program that seeks to help consumers, businesses and industry save money and protect the environment through the adoption of energy-efficient products and practices. We were the first national homebuilder to make a broad commitment to building ENERGY STAR certified homes, and have built over 188,000 high-performance ENERGY STAR certified new homes since 2000, more than any other builder in the nation. By comparison, the EPA estimates only about 10% of all new homes in the U.S. were ENERGY STAR certified in the past three years. According to the EPA, ENERGY STAR certified new homes achieve a 20% energy-efficiency improvement on average compared to new homes built to local code, and even more compared to resale homes without certification. Each certified home is estimated by the EPA to produce approximately 3,287 pounds (1.5 metric tons) per year less GHG emissions than a typical home. Based on our energy use analysis, our homes currently save our homeowners an estimated average of $1,400 annually on utility bills compared to typical resale homes.
GHG Emission Goal. We have a goal to reduce the estimated GHG emissions (metric tons per year) produced through the use of our average home built in 2025 by 0.5 metric tons per year, or 8%, from the estimated 6 metric tons per year average for a KB home built in 2020. Our benchmark for measuring the achievement of this goal is the Home Energy Rating System (HERS®) Index, as each HERS Index score point reduction equates to a 1% improvement in energy efficiency relative to a standard new home and potentially creates less GHG emissions by an average of 0.1 metric tons (as calculated based on the states in which we operate). Therefore, we expect to attain our GHG emissions goal if we lower our national average HERS Index score by five points, from 50 in 2020 to a target of 45 for 2025. For comparison, a typical resale home today has a HERS Index score of 130.
Solar and Clean Energy. We built our first solar home in 2005 and introduced our first all solar community in 2011. We have delivered more than 20,000 homes with solar-paneled power systems, producing an estimated total of 860 million kilowatt hours of electrical power. In recent years, we have added higher efficiency solar panels that generate more power using the same roof space. In 2020, we were the first national homebuilder to offer a complete roof-integrated solar-paneled system. In 2023, we built over 3,000 solar homes in California, representing roughly 100% of our homes built in the state that year. As of November 30, 2023, approximately 90% of our model homes and sales offices in California were powered by solar energy.

We are building all-electric homes in many areas across the country in response to consumer demand, and in some cases, local building code requirements. Each all-electric home produces approximately 3,800 pounds less CO2 per year compared to dual-fuel homes, minimizing the GHG emissions generated over the life cycle of our homes. In 2023, approximately 38% of our total homes delivered were all-electric, incorporating heat pumps and other energy-efficient technology.
Indoor Environments. In recent years, we have expanded our sustainability portfolio to include enhancing our homes’ indoor environment with air-sealing designs and high-performance ventilation systems and low- or zero-VOC products. Every KB home incorporates high-performance ventilation that regularly introduces fresh outdoor air and, together with comprehensive air sealing, helps to reduce indoor air pollutants. In addition, since mid-2021, we have included MERV-13 rated air filters, one of the highest-rated residential air filters on the market, as standard in the homes we build in all of our new communities. These filters are designed to remove dust, pollen, mold and certain bacteria and viruses for better air quality compared to lower-rated air filters, and exceed current ENERGY STAR requirements. KB homes also feature interior door hardware with antimicrobial protection intended to inhibit the growth of microbes, such as bacteria, mold and mildew, on product surfaces.
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
We were the first national homebuilder to join the EPA’s WaterSense® program, which is a voluntary partnership program that is both a label for water-efficient products and a resource for helping conserve water, and have made a commitment to using WaterSense labeled products in our homes. According to the EPA, WaterSense labeled products use at least 20% percent less water compared to products that are not WaterSense labeled. We were also the first national homebuilder to implement in 2021 the new WaterSense Labeled Homes Program, Version 2, under which homes are to be at least 30% more water efficient than a typical new home. In July 2022, we committed to building WaterSense labeled homes in all our future Arizona, California and Nevada communities.
In 2023, we built more than 2,800 WaterSense labeled homes, compared to 1,760 in 2022, with all these homes in both years following the WaterSense Labeled Homes Program, Version 2. To date, we have built over 21,800 WaterSense labeled and Water Smart homes, which we believe is more than any other homebuilder, and installed over 1.1 million WaterSense labeled fixtures, collectively helping to save an estimated 1.7 billion gallons of water per year based on calculations derived from WaterSense program and supplier data. This initiative helps homeowners use less water as well as lower their utility bills in some of the most drought-affected areas of the country.
Waste Reduction. We strive to use natural resources and building materials in the most efficient manner possible, which not only conserves precious natural resources but also reduces costs for our business. We also seek to reduce waste on our construction jobsites and in our offices, along with mitigating or diverting potential pollution and e-waste. By prioritizing sustainable practices and encouraging suppliers to do the same, we may be able to reduce our environmental impact.
Awards and Recognition. We have been recognized with major national awards for our leading sustainability practices, including:
•2023 ENERGY STAR Partner of the Year – Sustained Excellence Award – This was our 13th consecutive award for demonstrating leadership in building highly energy-efficient homes;
•2023 ENERGY STAR Market Leader Awards – We set a new industry record by earning an unprecedented 29 awards, more than any other homebuilder;

•2023 WaterSense Sustained Excellence Award – We were once again the only national homebuilder to receive this honor in 2023, which is the highest level of recognition given by the EPA WaterSense program. This is the 13th consecutive year we have been recognized for our achievements in constructing water-efficient homes;
•Newsweek’s 2024 list of America’s Most Responsible Companies – We were once again named by Newsweek as one of America’s most responsible companies, the only homebuilder to make this distinguished list four years in a row. This recognition is based on our industry-leading environmental and social practices;
•Newsweek’s 2023 list of America’s Most Trustworthy Companies – This is the second consecutive year we have received this recognition, which is based on three main public pillars: customer trust, investor trust and employee trust;
•USA Today’s 2023 List of America’s Climate Leaders – We were the highest-ranked homebuilder on the inaugural list, in consideration of, among other things, our annualized reductions in emission intensity and carbon disclosure rating; and
•Fortune’s 2023 Change the World List – We were the first and only homebuilder on the list, which recognizes companies that have created a positive impact on society through activities such as sustainability that are part of their core business strategies. We were honored for building the first residential microgrid communities of all-electric, solar- and battery-powered homes in California.
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
Safety is a priority for our employees, our homebuyers and our independent contractors. To monitor our independent contractors’ compliance with their safety obligations, we track nearly 50 checkpoints across key aspects of jobsite safety, including safety documentation, personal protective equipment, scaffolding and ladders, fall protection, trenching and excavation, hazard assessment protocol, first aid and emergency plan, electrical safety and material safety. In addition to our on-site construction managers conducting safety inspections weekly, each operating division has a designated representative who has successfully completed the Occupational Safety and Health Administration’s 30-hour training course which provides supervisors with a greater depth and variety of training on an expanded list of topics associated with the recognition, avoidance, abatement, and prevention of workplace hazards. Since 2014, we have partnered with IBACOS®, a nationally recognized expert in home construction quality and performance, to conduct annual jobsite safety reviews.
Our commitment to the communities we serve is not solely about the homes we build, as we strive to also make social contributions that intersect with the nature of our business. Our KB Cares philanthropic program has four key focus areas: shelter, community, sustainability/environment and construction skills/employment. KB Cares helps to build strong social ties by, among other things, providing our employees a means of giving back to the areas in which we operate through efforts ranging from assisting people in challenging circumstances to educating the next generation. We have partnered with local nonprofits and community organizations to contribute to the long-term social fabric of the areas in which we build. For instance, we work with Sackcloth & Ashes, an organization that donates a blanket to a local homeless shelter for every blanket we purchase as a housewarming gift for our new homeowners. In 2023, we partnered with the National Forest Foundation and their mission to plant 50 million trees to help restore public lands, and conserve America’s mature and old growth forests. As noted above under “Human Capital Resources,” we are also one of the founding partners of the Building Talent Foundation, whose mission is to advance the education, training and career progression of young people and people from underrepresented groups as skilled technical workers and business owners in residential construction.
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
•We proactively engage with stockholders year-round. In 2023, many stockholder dialogues included discussions on our ESG programs. Two directors are liaisons to management on ESG matters.
•Our board monitors cybersecurity risks and related evolving physical, electronic and other protection strategies and initiatives.

•Boards should have a strong, independent leadership structure.	•Our board has a strong independent lead director with significant responsibilities and authority. •Only independent directors serve on board committees.

•Boards should adopt structures and practices that enhance their effectiveness.
•Directors have extensive and relevant experience and skills.
•91% of directors are independent; 45% are women or racial or ethnic minorities.
•The average tenure of our board members is seven years, with five new directors having joined since 2021, promoting its refreshment.

•Boards should develop management incentive structures that are aligned with the long-term strategy of the company.
•We take stockholder feedback into account in our executive compensation program, as discussed in our 2024 Proxy Statement.
•Management compensation is designed to encourage the achievement of our long-term strategic goals.
•All unvested employee equity awards made since 2017 require double-trigger vesting in a change in control.

More information concerning our corporate governance can be found in our Proxy Statement for the 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”).
Government Regulations and Environmental Matters
Our operations are subject to myriad legal and regulatory requirements concerning land development (including governmental permits, taxes, assessments and fees), the homebuilding process, employment conditions and worksite health and safety. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways that delay or prohibit project development or home sales, and/or make these activities more costly. The costs to comply, or associated with any noncompliance, are, or can be, significant and variable from period to period. A liability for environmental remediation and other environmental costs is accrued when we consider it probable that a liability has been incurred and the amount of loss can be reasonably estimated. However, environmental costs and accruals were not material to our operations, cash flows or financial position in 2023, 2022 or 2021.
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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5 and proxy statements, as well as all amendments to those reports are available free of charge through our investor relations website at investor.kbhome.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). They can also be found at the SEC website at www.sec.gov. We will also provide these reports in electronic or paper format free of charge upon request made to our investor relations department at investorrelations@kbhome.com or at our principal executive offices. We intend for our investor relations website to be the primary location where investors and the general public can obtain announcements regarding, and can learn more about, our financial and operational performance, business plans and prospects, our board of directors, our senior executive management team, and our corporate governance policies, including our articles of incorporation, By-Laws, corporate governance principles, board committee charters, and ethics policy. We may from time to time choose to disclose or post important information about our business on or through our investor relations website, and/or through other electronic channels, including social media outlets, such as Facebook® (Facebook.com/KBHome) and X® (Twitter.com/KBHome), and other evolving communication technologies. The content available on or through our primary website at www.kbhome.com, our investor relations website, including our sustainability reports, Human Rights Statement, Supplier Code of Conduct and other ESG-related policies, or social media outlets and other evolving communication technologies is not incorporated by reference in this report or in any other filing we make with the SEC, and our references to such content are intended to be inactive textual or oral references only.
Item 1A.RISK FACTORS
Although we have operated through a number of varying economic cycles, there are several risks that could affect our ability to conduct our business, which we discuss below. If any of these risks materialize, they could, among other things, (a) materially and adversely impact our results of operations and consolidated financial statements; and (b) cause our results to differ materially from the forward-looking and other statements we make in our SEC filings; in our news releases and other public reports and communications, including those we post on or make available through our websites or other electronic channels; or orally through our personnel and representatives. These risks, and other factors outside of our control, could also create or increase volatility in our common stock’s market price. The order in which we discuss the risks below should not be taken as any indication of their relative importance, likelihood or impact.
Consumer Demand Risks. The following could negatively affect consumer demand for our products, thereby unfavorably impacting our net orders, homes delivered, average selling prices, revenues and/or profitability:
•Soft or negative economic or housing market conditions. Adverse conditions in our served markets or nationally could be caused or worsened by factors outside of our control, including slow or negative economic growth, sustained elevated mortgage loan interest rates and inflation, and various other macroeconomic as well as geopolitical concerns, such as military conflicts in Ukraine and the Middle East, the 2024 U.S. presidential and other elections and the federal government’s functional stability. Among other impacts, a severe or sustained economic contraction may trigger a rise in home sales contract cancellations, which we and the homebuilding industry experienced in our 2022 second half and 2023 first quarter, resulting in significantly lower net orders as compared to corresponding year-earlier periods. In addition, these conditions, along with heightened competition from other homebuilders and sellers and landlords of existing homes, as discussed below, may lead us to reduce our home selling prices or offer other concessions to attract or retain buyers, which we did selectively in 2023 (particularly, mortgage-related concessions such as interest rate buydown or lock programs), and expect to continue doing in 2024 to varying degrees, negatively affecting our revenues and margins. An extended downturn in the U.S. housing market could result in an oversupply of new home and resale inventory and greater foreclosure activity, which would further impair our ability to sell homes at the same volume, prices and margins as in prior periods.

•Reduced employment levels and job and wage growth. While employment has mostly grown since mid-2020, it may rise more slowly or decline in 2024. If it does, our core first-time and first move-up homebuyer segments could be particularly affected, impacting us more severely than homebuilders targeting a different buyer demographic.
•Lower population growth, household formations or other unfavorable demographic changes. These may be driven by, among other things, birth rate changes, economic factors or U.S. immigration policies.
•Diminished consumer confidence, whether generally or as to purchasing a home. Consumers may be reluctant to purchase a home compared to housing alternatives (such as renting apartments or homes, or remaining in their existing home) due to location or lifestyle preferences, affordability and home selling price perceptions (particularly in markets that experienced rapid home price appreciation), employment instability or otherwise. Consumers may also decide not to search for a new home, or cancel their home sales contracts with us, due to economic or personal financial uncertainty. The combination of sharply higher mortgage interest rates since early 2022, several years of rising housing prices, volatility across financial markets, elevated inflation and various other macroeconomic and geopolitical concerns have weighed on consumer budgets and confidence. In addition, homeowners who purchased their home with a relatively low mortgage interest rate, as was generally the case from mid-2020 to mid-2022, may be reluctant to move given the sharp rate increases in 2022 and 2023. With housing affordability at an all-time low in July 2023, these conditions are expected to remain, and possibly worsen, in 2024.
•Tightened availability or affordability of mortgage loans and homeowner insurance coverage. Most of our buyers need a mortgage loan to purchase their home. Their ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the Federal Housing Administration, the Veterans Administration, Federal National Mortgage Association (also known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (also known as Freddie Mac). If mortgage loan interest rates further increase, which they did in 2022 and 2023, reflecting the U.S. Federal Reserve’s focus on moderating inflation and investors’ concerns about the federal government’s debt level, credit standards are tightened, appraisals for our homes are lowered or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing to be able to purchase a home from us.
During 2022 and 2023, insurance companies exited, or significantly reduced homeowner insurance policies, in areas that have experienced, or are thought to be at risk of experiencing, significant wildfires, hurricanes, flooding or other natural disasters, such as in California and Florida. If potential homebuyers are unable to obtain affordable homeowner insurance coverage, they may not be able to or decide not to pursue purchasing a home or may cancel a home sales contract with us.
•Poor lender performance. We depend on third-party lenders, including GR Alliance Ventures, LLC (“GR Alliance”), a subsidiary of Guaranteed Rate, Inc. and our third-party partner in KBHS, to provide mortgage loans to our homebuyers, unlike homebuilders with a wholly-owned mortgage lender. These lenders may be unable or unwilling to complete, timely or at all, the loan originations they start for our homebuyers. Poorly performing lenders can significantly delay home closings, disrupting our production schedules and delivery forecasts, or cause home sales contract cancellations. If GR Alliance or KBHS perform poorly and our customers use another lender, the income from and value of our KBHS equity interest would decline.
•Adverse tax law changes. If federal or state laws are changed to eliminate or reduce the income tax benefits associated with homeownership, such as personal tax deductions for mortgage loan interest costs and real estate taxes, the after-tax cost of homeownership could measurably increase and diminish consumer interest in buying a home, as could increases in personal income tax rates. At the same time, favorable tax law changes will not necessarily increase demand or allow for higher selling prices for homes generally or for the homes we sell.
•Competition. We face significant competition for customers from other homebuilders, sellers of resale homes and other housing industry participants, including single-family and other rental-housing operators. This competitive environment may, among other things, cause us to reduce our home selling prices or offer other concessions to attract or retain buyers. While the historically low level of resale home inventory reduced the competition from sellers of resale homes in 2023, we can provide no assurance that this favorable factor will continue to the same degree, or at all, in 2024. In addition, volatility in buyer demand in 2022 and 2023 increased competitive pressures for our business and is expected to continue into the next fiscal year.
•Seasonality. As discussed above under Item 1 – Business in this report, we historically have experienced fluctuations in our quarterly operating results with measurably more homes delivered and revenues generated in our third and fourth fiscal quarters. However, as was the case in recent years, this pattern may not continue in the future at all or to the same degree as in the past.

•Inflation. Since 2021, product and labor costs and general inflation in the economy have increased and remained elevated compared to the prior decade. In turn, we experienced rising land and construction costs, particularly for building materials and construction service providers’ rates, warranty repair costs, and compensation and benefit expenses to attract and retain talent. These trends are expected to continue to an extent in 2024, though they may worsen compared to prior years. Inflation has also tempered consumer demand for homes, disrupted credit and lending markets and may increase our financing costs, as borrowings, if any, under our unsecured revolving credit facility with various banks (“Credit Facility”) and our senior unsecured term loan with the lenders party thereto (“Term Loan”) typically accrue interest at a variable rate based on short-term Secured Overnight Financing Rate (“SOFR”). While we attempt to pass on increases in our costs through increased selling prices, including for design options and upgrades, market forces and buyer affordability constraints can limit our ability to do so. If we are unable to raise selling prices enough to compensate for higher costs, or our borrowing costs increase significantly, our revenues, housing gross profit margin and net income could be adversely affected.
Supply Risks. The following could negatively affect our ability to increase our owned and controlled lot inventory, community count, operational scale and market share, and to grow our business, if at all:
•Lack of available land. Securing sufficient developable land that meets our investment return standards is critical for us to meet our strategic goals and profitably expand our business’ scale. Land availability depends on several factors, including geographical/topographical/governmental constraints, sellers’ business relationships and reputation within the residential real estate community, and competition from other parties, some of which can bid more for land. Reflecting the housing market slowdown in the 2022 second half and 2023 first quarter, we and other homebuilders reduced land acquisition spending during the period. With market conditions having improved since the 2023 first quarter, we and other homebuilders have increased land investments, pressuring availability and pricing. Whether we increase, decrease or maintain our current pace of land spend, we expect to continue to face competition for desirable land in our served markets in 2024 and beyond, limiting our ability to profitably develop communities and sell homes on such land.
•Supply chain and construction services shortages. Our business relies on a network of suppliers and trade partners to source materials and services to build homes. However, our industry and the U.S. economy have experienced since mid-2020 labor shortages, supply chain constraints and rising and volatile raw material prices and availability, particularly related to building materials and appliances, such as with paint, garage doors, insulation, electrical materials, cabinets, HVAC equipment and water heaters, as well as delays with respect to state and municipal construction permitting, inspections and utility processes. Such constraints, cost pressures and delays have increased our costs, reduced our revenues in particular reporting periods, and in some instances, led to home sales contract cancellations or lower customer satisfaction, and these trends could continue into 2024. In an effort to manage our construction cycle times and deliver homes to our homebuyers, we, among other things, expanded our supplier base and added new construction service providers; worked with our national suppliers to get products and materials, or available temporary or permanent substitutes, delivered, including communicating in real-time with them; ordered items in advance of starting homes; implemented construction process workarounds; simplified our design options and upgrades; paced lot releases to align with our production capacity; and balanced pace, price and construction starts to enhance margins. Although we achieved a meaningful sequential improvement in our construction cycle times in 2023, they remain extended relative to our historical average, and we continue to experience delays in opening communities and delivering homes. We believe these challenging conditions may persist to a certain degree into and potentially throughout 2024, as discussed below under “Outlook.” We may also face increased home warranty and construction defect claims associated with replacing or servicing substitute products or materials used in some instances to address supply shortages in certain served markets or communities.
•Insufficient financial resources. Our business needs considerable cash to, among other things, acquire and develop land, build homes and provide customer service. We expect to meet our needs with existing cash, future operational cash flow, our Credit Facility and unsecured letter of credit facility with certain financial institutions (“LOC Facility”), or outside sources, including loans that are specifically obtained for, or secured by, particular communities or other inventory assets, which we refer to as “project financing.” However, outside financing may be unavailable, costly and/or considerably dilute stockholders. For instance:
◦Tight or volatile capital or financial market conditions may hinder our ability to obtain external financing or performance bonds, or use or expand our Credit Facility and LOC Facility, on favorable terms or at all. Also, if a rating agency downgrades our credit rating or outlook, external financing may be difficult and costly for us to obtain.

◦Noncompliance with our Credit Facility, Term Loan and senior notes covenants may restrict our ability to borrow; accelerate repayment of our debt, which may not be feasible for us; or cause our lenders to impose significant fees or cease lending to us.
◦As described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report, if a change of control or fundamental change occurs before our senior notes mature, we may need to offer to purchase certain of them. This may require us to refinance or restructure our debt, which we may be unable to do on favorable terms or at all.
◦Our debt and ratio of debt to capital levels could require us to dedicate substantial cash flow to debt service; inhibit our ability to respond to business changes or adjust our debt maturity schedule; curb execution on our current strategies; and/or make us more vulnerable in a downturn than our less-leveraged competitors. The Term Loan will mature on August 25, 2026 or earlier under certain circumstances. The Credit Facility will mature on February 18, 2027. Our next senior note maturity is our $300.0 million in aggregate principal amount of 6.875% senior notes due June 15, 2027 (“6.875% Senior Notes due 2027”).
◦We may not have access to financial resources if there is a failure of the banks or other financial institutions where we have placed cash and cash equivalent deposits or the banks or other financial institutions, or any substitute or additional banks or financial institutions, participating in our Credit Facility or LOC Facility. Under our Credit Facility, non-defaulting lenders are not obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit, and may not issue additional letters of credit if we do not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, potentially due to other demands they face under other credit instruments to which they are party, or because of regulatory restrictions, among other factors, we may not be able to access the Credit Facility’s full borrowing or letter of credit capacity to support our business needs. Similarly, if the applicable lender fails to meet its commitment to provide payment guarantees for us under the LOC Facility, we may not be able to access its full issuance capacity to carry out important operational processes. In addition, if a party to the warehouse line of credit and master repurchase agreements KBHS uses to fund mortgage originations fails, or is unable or unwilling to fulfill their obligations, KBHS may be limited in its ability, or unable, to provide mortgage loans to our homebuyers, which may prevent them from closing on their home at the time expected or at all. Also, if there is a failure of the lender of the revolving line of credit to one of our unconsolidated joint ventures for it to finance its land acquisition, development and construction activities, the unconsolidated joint venture may be delayed or unable to complete the project.
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
In addition, our business could be negatively affected if our net orders, homes delivered or backlog-to-homes delivered conversion rate fall; if often-volatile building materials prices or construction services costs increase, which has been the trend over the past few years; or if our community openings are delayed due to, among other things, prolonged development from supply chain disruptions, construction services shortages or otherwise, our strategic adjustments, or protracted government approvals or utility service activations from staff or resource cuts or reallocations for public safety priorities (e.g., earthquakes, wildfires, flooding, hurricanes or other natural disasters).
•Trade disputes and defective materials. The federal government has imposed, and may in the future impose, new or increased import tariffs or sanctions, and other countries have implemented retaliatory measures, raising the cost and reducing the supply of several home construction items. For example, the U.S., European Union and other countries have imposed wide-ranging sanctions on Russian business sectors, financial organizations, individuals and raw materials due to the military conflict in Ukraine that, in combination with restrictions caused by the hostilities, contributed to higher costs and shortages of building materials. Military conflicts and other attacks in the Middle East region, including in or near shipping channels, may have a similar impact on the cost and availability of raw or finished building materials and components. In addition, shortages or rising prices of building materials may ensue from manufacturing defects, resulting in recalls of materials. If such disputes continue or recalls occur, our costs and supply chain disruptions, as described above, could increase further.

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
•Potential expansion of employment-related obligations. Governmental agencies or others might assert that we should be subjected to California law and associated regulations that, in certain circumstances, impose responsibility upon direct contractors for certain wages and benefits that subcontractors of the direct contractor have failed to pay to their employees. It might also be alleged that California law and regulations impose other liabilities upon us with respect to the employees of our trade partners. Further efforts in California or elsewhere, including a recent National Labor Relations Board proposal for determining joint-employer status under the National Labor Relations Act, to impose such external labor-related obligations on us could create substantial exposure for us in situations beyond our control.
Strategy Risks. Our strategies, and any related initiatives or actions, and any changes thereto, may not be successful in achieving our goals or generate any growth, earnings or returns, particularly in the highly volatile business environment of the past few years and as may occur in 2024, due to significant inflation, interest rate and financial market volatility, or political or social distress. We may not achieve positive operational or financial results, or results equal to or better than we did in any prior period or in comparison to other homebuilders. We may also incur higher costs, or experience sourcing or supply chain disruptions that result in extended times to build our homes, as compared to other homebuilders due to our commitment to sustainability, as discussed above under “Environmental, Social and Governance.” However, we expect there could be an unfavorable reputational impact if we do not maintain our sustainability programs, including if we decide not to construct homes that are designed to be ENERGY STAR certified or are otherwise as energy efficient as those we currently build; fail to achieve ENERGY STAR certification or any other voluntarily elected or mandatory energy-efficiency standard for our homes, which has occurred in a few instances in recent years; or if we fail to meet our sustainability objectives, including our GHG emissions-related goals. Among other strategic risks, our business is presently concentrated in California, Florida, Nevada and Texas. Poor conditions in any of those markets could have a measurable negative impact on our results, and the impact could be larger for us than for other less-concentrated homebuilders.
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
Also, California’s highly regulated and litigious business environment has made the state an increasingly difficult place for us to operate. This includes implementing regulations under the state’s Global Warming Solutions Act of 2006 (AB32) intended to lower GHG emissions. For instance, we have and will continue to incur higher construction costs because of a state law requirement that effectively requires that all newly-built homes have solar power systems, and we may be unable to offset (through customer leases) or cover such costs through selling price increases due to competition and consumer affordability concerns. In 2022, the California Air Resources Board adopted a plan to eliminate installing natural gas appliances in new homes built in 2026 and beyond. In addition, the state’s energy commission issued new energy efficiency standards requiring all new residences to be electric-ready for heating, cooling, cooking, clothes drying and water heating systems. California and certain of its local governments have implemented restrictions on or disincentives for new suburban and exurban residential communities, generally in favor of higher-density, urban developments that can be attractive to some buyers, but in many cases are on smaller parcels with higher building costs and more complicated entitlement requirements and may be subject to affordable housing mandates, prevailing wage requirements, greater local opposition and/or additional site remediation work. These efforts have and could further significantly increase our land acquisition and development costs and, along with competition from other homebuilders and investors for available developable land, limit our California operations’ growth, while making new homes less affordable to potential buyers in the state, including as a result of its public utilities commission’s decision to significantly reduce net metering payments to homeowners for the rooftop solar power they export to the grid from systems installed.

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
Beyond the commercial pressures implicated by climate change concerns, our operations in any of our served markets may face potential adverse physical effects. For example, California, our largest market, has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. In addition, based on an Arizona state order in June 2023, new housing subdivisions will not be permitted in some parts of Phoenix unless developers, like us, secure water supplies other than local groundwater. While we have health and safety protocols in place for our construction sites and take steps to safeguard our administrative functions, including our IT resources, as described below under “Information Technology and Information Security Risks,” we can provide no assurance that we or our suppliers or trade partners can successfully operate in areas experiencing a significant weather event or natural disaster, and we or they may be more impacted and take longer, and with higher costs, to resume operations in an affected location than other homebuilders or businesses, depending on the nature of the event or other circumstances.
As discussed above under “Strategy Risks,” and below under “Legal and Compliance Risks,” international, federal, state and local authorities and legislative bodies have issued, implemented or proposed regulations, penalties, standards or guidance intended to restrict, moderate or promote activities consistent with resource conservation, GHG emission reduction, environmental protection or other climate-related objectives. Compliance with those directed at or otherwise affecting our business or our suppliers’ (or their suppliers’) operations, products or services, could increase our costs, such as with California’s requirement that all new homes have solar power systems and agency requirements for all-electric readiness and plans to potentially eliminate natural gas appliances in new homes built in the state by 2026; delay or complicate home construction, for example, due to a need to reformulate or redesign building materials or components, or source updated or upgraded items or equipment, or specially trained or certified independent contractors, in limited or restricted supply, which has been a challenge for us in certain cases in the past few years, such as with paint, garage doors, insulation, electrical materials, cabinets, HVAC equipment and water heaters that have been out of stock and delayed home construction or required us to install or use temporary or permanent substitutes due to the supply chain disruptions we have experienced; or diminish consumer interest in homes mandated to include or omit certain features, amenities or appliances, particularly if home prices increase as a result.
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
Further, we expect that as concerns about climate change and other environmental issues continue to increase, homebuilders will be required to comply with new and extensive laws and regulations, including recently enacted climate disclosure laws in California as well as any climate-related disclosure rules ultimately adopted by the SEC, each of which we anticipate will result in additional significant compliance costs. In October 2023, California enacted the Climate Corporate Data Accountability Act (SB-253), which mandates the disclosure of GHG emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act (SB-261), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. Both California laws require initial disclosures in 2026. California also enacted a third climate-disclosure law that requires entities that operate in the state and make net zero emissions claims, carbon-neutral claims or significant GHG reduction claims to disclose, starting in 2024, information about those claims and the purchase or use of voluntary carbon offsets used to achieve those claims.
We may also experience substantial negative impacts to our business if an unexpectedly severe weather event or natural disaster damages our operations or those of our suppliers or independent contractors in our primary markets, such as in California, Florida, Nevada and Texas, or from the unintended consequences of regulatory changes that directly or indirectly impose substantial restrictions on our activities or adaptation requirements. Such severe weather events can delay home construction, increase construction costs, reduce the availability of building materials, and damage roads and/or cause transportation delays that stress our supply chain and negatively impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local government agencies to provide approvals and service to new communities. Further, if our insurance does not fully cover our costs and other losses from such events, our earnings, liquidity, or capital resources could be adversely impacted.
Warranty Risks. Our homebuilding business is subject to warranty and construction defect claims. Though we have insurance coverage to partially reduce our exposure, it is limited and costly, in part due to a shrinking provider market, and we have high self-insured retentions that are expected to increase. We self-insure some of our risk through a wholly-owned insurance subsidiary.
Due to our dependence on the performance of independent suppliers and contractors to provide products and materials and carry out our homebuilding activities, and the associated risks described above under “Inflation,” “Supply chain and construction services shortages” and “Poor contractor availability and performance,” as well as inherent uncertainties, including obtaining recoveries from responsible parties and/or their or our insurers, our recorded warranty and other liabilities may be inadequate to address future claims, which, among other things, could require us to record charges to increase such liabilities. We may also record charges to reflect our then-current claims experience, including the actual costs incurred. Home warranty and other construction defect issues may also generate negative publicity, including on social media and the internet, that detracts from our reputation and efforts to sell homes.
Tax-Related Risks. Our future income tax rates and expense can fluctuate or be adversely affected due to legislative and regulatory changes; government or court interpretations of new or existing tax laws and regulations; changes in available tax credits; adjustments to estimated taxes in finalizing our tax returns and/or due to new regulatory guidance, as occurred in our 2023 fourth quarter; changes in non-deductible expenses, particularly those associated with compensation; tax benefits related to stock-based compensation; the realization of our deferred tax assets; and the resolution of tax audits with federal or state tax authorities based on, among other things, tax positions we have taken.
In prior years, we have recognized federal tax credits from our building energy-efficient new homes. In some periods, these tax credits were not available because Congress had not renewed the program. The 2022 Inflation Reduction Act (“IRA”) extended this federal tax credit under Internal Revenue Code Section 45L (“Section 45L”) to 2032. At the same time, the legislation newly tied qualifying for the Section 45L tax credit on and after January 1, 2023 to new homes achieving ENERGY STAR certification. In late September 2023, the Internal Revenue Service (“IRS”) issued guidance setting a higher qualifying ENERGY STAR version for single-family homes built in California than for any other state. Under this guidance, significantly fewer of our homes built in California in 2023 satisfy the Section 45L qualifications. Our income tax expense for the 2023 fourth quarter reflected the cumulative impact of the September 2023 guidance. Subject to future guidance, regulation or legislation, we may not be able to realize Section 45L tax credits for our homes, even if they attain ENERGY STAR certification, at the same level as in prior years or we may incur additional costs to build homes that can qualify. Further, should the Section 45L tax credit be reduced or repealed, or if the qualification standards are revised, or we adjust how we build our homes, such that even fewer of our homes qualify for the Section 45L or other energy efficiency-related tax credits, our income tax rate and expense would likely increase, which would reduce our net income and cash flow and may have a material adverse impact on our consolidated financial statements.
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
Human Capital Risks. Our directors, officers and employees are important resources. If we cannot attract, retain and develop talent at reasonable pay and benefits levels, or, alternatively, if we need to implement personnel or compensation reductions, our performance, profitability and ability to achieve our strategic goals could be significantly impaired. In addition, in many of our served markets, we need to have personnel with certain professional licenses, including building contractor and real estate brokerage licenses. Our home selling and construction activities may be severely disrupted or delayed if we do not have sufficient licensed individuals in our workforce.
Information Technology and Information Security Risks. We use IT resources to carry out important operational activities and maintain our business records. Third parties provide and maintain many of our IT resources, including disaster recovery and business continuity services intended to safeguard access to and use of our IT resources during a general or local network outage, under agreements with evolving security and service level standards. Our senior IT executives also periodically update the audit and compliance committee of our board of directors on our cybersecurity practices and risks, most recently in January 2024. A reporting process has been established, and periodically tested and refined with the assistance of outside experts, to escalate notice within our organization of and coordinate our response to IT security events. Depending on the severity of an event, our incident reporting process includes informing as early as practicable our senior corporate management and members of our board of directors.
Our systems have faced a variety of phishing, denial-of-service and other attacks and occasional theft of encrypted employee laptops. To help counter the growing volume and sophistication of cyberattacks, including the potential of fraudulently inducing our employees, customers, trade partners and other third parties to disclose information or unknowingly provide access to systems or data, as well as state and other actors using artificial intelligence technology, we have implemented administrative, physical and multi-layered technical controls and processes to help address and mitigate cybersecurity risks and protect our IT resources, including employee education and awareness training, as well as third-party assessments. Our technical defense layers are designed to provide multiple, overlapping measures to protect against exploitation of a vulnerability that may arise or if a security control fails. For these defenses, we rely on a combination of artificial intelligence, machine learning computer network monitoring, malware and antivirus resources, firewall and intrusion detection systems, vendor cloud service defenses, internet address and content filtering monitoring software that secures against known malicious websites and potential data exfiltration, and a variety of cyber intelligence threat monitoring sources that provide ongoing updates, all provided from third parties that we believe, but cannot guarantee, are capable of performing the protective service for which we have engaged them. We conduct periodic incident response tabletop exercises, with third-party support and reviews, and have established communication channels with KBHS security personnel and key partners regarding their breach and incident response processes. In addition, we perform an annual cybersecurity risk assessment to identify potential areas of focus. We also depend on our service providers, GR Alliance and other mortgage lenders with whom we share some personal identifying and confidential information to secure our information and the homebuyer information they collect from us. Our IT security costs, including cybersecurity insurance, are significant and will likely rise in tandem with the sophistication and frequency of system attacks.
However, our, GR Alliance’s and our service providers’ measures may be inadequate and possibly have operational or security vulnerabilities that could go undetected for some period of time. If our IT resources are compromised by an intentional attack, natural or man-made disaster, electricity blackout, IT failure or systems misconfiguration, service provider error, mismanaged user access protocols, personnel action, or otherwise, we may be severely limited in conducting our business and achieving our strategic goals for an extended period, experience internal control failures or lose access to operational assets or funds. A substantial disruption, or security breach suffered by GR Alliance/KBHS or a service provider, particularly our cloud service provider which hosts many of our IT resources, could damage our reputation and result in the loss of customers or revenues, in sensitive personal information being publicly disclosed or misused and/or legal proceedings against us. We may incur significant expenses to resolve such issues. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or consolidated financial statements, there can be no assurance our efforts to maintain the security and integrity of these systems will be effective or that attempted security breaches, cyber-attack, data theft or disruptions would not occur in the future, be successful or damaging.
Beyond our service providers, we depend on independent third parties to handle certain processes required to complete land purchases and home closings, including title insurers and escrow/settlement companies. In November and December 2023, two national title insurance and escrow/settlement companies experienced cybersecurity incidents that substantially impaired their ability to provide those services, resulting in delays in our and others’ land purchase and home closing transactions. Should these third parties, as well as independent mortgage lenders and other firms involved in real property transactions, experience their own cybersecurity incidents or IT resource failures that disrupt or prevent their performance of necessary real estate transaction services, our ability to close on land transactions or our customers’ ability to close on their homes, as well as our production schedules and delivery forecasts, may be significantly disrupted and have a material impact on our operations or consolidated financial statements, including by causing home sales contract cancellations.
We have invested significant resources over the past few years to develop and implement a new enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. While all of our operations have transitioned to the new ERP system as of November 30, 2023, we expect to continue to enhance and expand the scope of the system and may incur appreciable additional costs in doing so.
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
Additionally, we are involved in legal, arbitral or regulatory proceedings or investigations incidental to our business, the outcome or settlement of which could result in material claims, losses, monetary damage awards, penalties, or other direct or indirect payments recorded against our earnings, or injunctions, consent decrees or other voluntary or involuntary restrictions or adjustments to our business operations or practices. Any adverse results could be beyond our expectations, insurance coverages and/or accruals at particular points in time. Unfavorable outcomes, as well as unfavorable investor, analyst or news reports related to our industry, company, personnel, governance or operations, may also generate negative publicity, including on social media and the internet, damaging our reputation and resulting in the loss of customers or revenues. We may also face similar reputational impacts if our sustainability initiatives or objectives and/or our social or governance practices do not meet the standards set by investors or third-party rating services. Additionally, low third-party ratings could result in our common stock being excluded from certain indexes or not being recommended for or selected by investors with certain mandates or priorities.
To reduce the risks and expected significant costs of defending intra-corporate proceedings in multiple venues and to help ensure that such matters are considered within a well-established body of law, our By-Laws provide that, subject to certain exceptions, Delaware state courts are the exclusive forum for specified internal corporate affairs actions and federal courts are the exclusive forum for any action asserting a claim arising under the Securities Act of 1933, as amended. These provisions may limit a stockholder’s ability to bring a claim in their favored forum. At the same time, if a court were to allow for an alternative forum, or we waive the provision’s application, for a particular matter, we may incur additional costs associated with resolving an otherwise relevant action in another jurisdiction(s).
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
Other Risks. The risk factors described above are not our only salient risks. Political events, war, terrorism, weather or other natural/environmental disasters, and other risks that are currently unknown or are currently or may initially be seen as immaterial, could also have a material adverse impact on our business, consolidated financial statements and/or common stock’s market price.
Item 1B.UNRESOLVED STAFF COMMENTS
None.
Item 1C.CYBERSECURITY
Not applicable.
Item 2.PROPERTIES
None.
Item 3.LEGAL PROCEEDINGS
Our legal proceedings are discussed in Note 18 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
The following table presents certain information regarding our executive officers as of December 31, 2023:

Name	Age	Present Position	Year Assumed Present Position	Years at KB Home	Other Positions and Other Business Experience within the Last Five Years	From – To

Jeffrey T. Mezger	68	Chairman, President and Chief Executive Officer (a)	2016	30
Jeff J. Kaminski	62	Executive Vice President and Chief Financial Officer	2010	13
Robert V. McGibney	49	Executive Vice President and Chief Operating Officer	2022	23	Executive Vice President and Co-Chief Operating Officer	2021-2022
					Regional President	2018-2021
Albert Z. Praw	75	Executive Vice President, Real Estate and Business Development	2011	27
Brian J. Woram	63	Executive Vice President and General Counsel	2010	13
(a)Mr. Mezger has served as a director since 2006.
There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.
PART II
Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” As of December 31, 2023, there were 542 holders of record of our common stock.

Information regarding the shares of our common stock that may be issued under our equity compensation plans is provided below under Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this report.
The following table summarizes our purchases of our own equity securities during the three months ended November 30, 2023 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
September 1-30	—	$—	$—	$325,412
October 1-31	2,761,544	42.00	115,989	209,423
November 1-30	916,875	50.02	45,861	163,562
Total	3,678,419	$45.08	$161,850
As of November 30, 2022, we were authorized to repurchase up to $150.0 million of our outstanding common stock under a share repurchase program approved by our board of directors in April 2022. On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock, replacing the prior board of directors authorization, which had $75.0 million remaining, as further discussed in Note 19 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report. In the 2023 fourth quarter, we purchased 3,584,795 shares of our common stock pursuant to this authorization at a total cost of $161.8 million, bringing our total repurchases in 2023 to 9,244,437 shares at a total cost of $411.4 million. As of November 30, 2023, we were authorized to repurchase up to $163.6 million of our outstanding common stock.
During the three months ended November 30, 2023, we also purchased certain previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the board of directors authorization.
The IRA imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented in the table above and in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable, unless otherwise indicated.

Stock Performance Graph
The following graph compares the five-year cumulative total return of KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index for the periods ended November 30:
Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index and
Dow Jones US Home Construction Index

$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
2018
2019
2020
2021
2022
2023
KB Home
S&P 500 Index
Dow Jones US Home Construction Index

	2018	2019	2020	2021	2022	2023
KB Home	$100	$167	$172	$198	$158	$267
S&P 500 Index	100	116	136	174	158	180
Dow Jones US Home Construction Index	100	146	179	238	202	316
The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. The closing price of KB Home common stock on the New York Stock Exchange was $52.10 per share on November 30, 2023 and $31.39 per share on November 30, 2022. The performance of our common stock as presented above reflects past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2018 in KB Home common stock, the S&P 500 Index and the Dow Jones US Home Construction Index, including reinvestment of dividends.
Item 6.[RESERVED]
Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis below is focused on our 2023 and 2022 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2021 fiscal year specifically, as well as the year-over-year comparison of our 2022 financial performance to 2021, are located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, filed with the SEC on January 20, 2023, which is available on our investor relations website at investor.kbhome.com and the SEC website at www.sec.gov.

RESULTS OF OPERATIONS
Overview. Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Years Ended November 30,			Variance
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenues:
Homebuilding	$6,381,106	$6,880,362	$5,705,029	(7)%	21%
Financial services	29,523	23,414	19,901	26	18
Total	$6,410,629	$6,903,776	$5,724,930	(7)%	21%
Pretax income:
Homebuilding	$731,783	$1,033,615	$656,911	(29)%	57%
Financial services	39,494	38,451	38,435	3	—
Total	771,277	1,072,066	695,346	(28)	54
Income tax expense	(181,100)	(255,400)	(130,600)	29	(96)
Net income	$590,177	$816,666	$564,746	(28)%	45%
Earnings per share:
Basic	$7.25	$9.35	$6.22	(22)%	50%
Diluted	$7.03	$9.09	$6.01	(23)%	51%
We generated solid financial results in 2023, as we remained focused on balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context amid a mixed operating environment over the course of the year.
We began the year navigating challenging housing market conditions, stemming from the combination of rising mortgage interest rates, elevated inflation and various other macroeconomic and geopolitical concerns. These factors significantly depressed housing demand during the 2022 second half and into the 2023 first quarter. Demand began to improve in the 2023 second quarter due to, among other things, constrained resale home inventory, favorable demographic trends, buyer interest in homes at our price points and our selective implementation of targeted sales strategies, including pricing adjustments and other homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydown or lock programs), throughout the year to help drive order activity and minimize cancellations. As a result, our total net orders for 2023 of 11,084 were up 2% compared to 2022, with year-over-year net order comparisons improving each quarter as the year progressed. The positive sales trends continued in our 2023 fourth quarter, with net orders and net order value increasing 176% and 157%, respectively, compared to the depressed levels in the year-earlier quarter. Though they increased on a year-over-year basis, our 2023 fourth quarter net orders were lower than expected, reflecting the significant negative impact on demand from mortgage interest rates rising each week from late September through the end of October. Our cancellation rate as a percentage of gross orders for the 2023 fourth quarter improved to 28%, from a historically high 68% for the 2022 fourth quarter. While we believe they were beneficial to our selling efforts, the pricing adjustments and other homebuyer concessions we utilized in 2023 contributed to year-over-year decreases in both the average selling price of homes delivered and our housing gross profit margin.
Homebuilding revenues for 2023 were comprised of housing revenues and $10.7 million of land sale revenues. In 2022, homebuilding revenues were generated entirely from housing revenues. Housing revenues of $6.37 billion were down 7% from the previous year, due to a 4% decrease in the number of homes delivered to 13,236 and a 4% decline in the overall average selling price of those homes to $481,300. Approximately 49% of our homes delivered in 2023 were to first-time homebuyers. Homebuilding operating income for 2023 was $718.7 million, compared to $1.04 billion for 2022 and, as a percentage of homebuilding revenues was 11.3%, compared to 15.1%. Our homebuilding operating income margin for 2023 reflected a decrease in our housing gross profit margin to 21.2%, compared to 24.3% for the previous year, and a 70 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 9.9%. Net income and diluted earnings per share for 2023 were down 28% and 23%, respectively, each as compared to 2022. Our diluted earnings per share for 2023 reflected the favorable impact of our common stock repurchases over the past several quarters.

Our return on equity (“ROE”) for 2023 was 15.7%, compared to 24.6% for 2022. ROE is calculated as net income for the year divided by average stockholders’ equity, where average stockholders’ equity is based on the ending stockholders’ equity balances of the trailing five quarters.
We believe our strong balance sheet and liquidity position helped provide us with the flexibility to operate effectively through the evolving market conditions during the year, and expect they will continue to do so in 2024. In 2023, we generated $1.08 billion of cash from operating activities, reflecting in part our reduced investments in land acquisition and land development in 2023 which decreased 25% year over year to $1.80 billion. Our investments declined in the 2023 first half as a result of pivoting our land investment strategy beginning in the 2022 third quarter in response to then-softening housing market conditions, to emphasize developing the land positions we already owned or controlled under land option contracts and other similar contracts. With the improving business environment as described above, we increased our investments in land and land development in the 2023 second half. Our investments in land and land development for the 2023 second half were up 36% from the 2023 first half and up 4% from the corresponding year-earlier period. Reflecting our balanced approach to capital allocation, in 2023, we repurchased approximately 9.2 million shares of our common stock at a total cost of $411.4 million. As of November 30, 2023, we had $163.6 million remaining under our current common stock repurchase authorization. Additionally, in July 2023, our board of directors increased the quarterly cash dividend on our common stock by approximately 33% to $.20 per share, from $.15 per share. We ended 2023 with total liquidity of $1.81 billion, comprised of $727.1 million of cash and cash equivalents and $1.08 billion of available capacity under our Credit Facility. With net repayments of $150.0 million under the Credit Facility in 2023, we had no cash borrowings outstanding under the Credit Facility at November 30, 2023.
In 2023, with the significant disruptions we had experienced since mid-2020 in our supply chain for certain building materials and construction services shortages largely subsiding and our ongoing initiative to simplify our product offerings, we achieved meaningful sequential improvement in our construction cycle times each quarter beginning with the 2023 second quarter. We remain committed to further reducing our build times. Though we are encouraged by these improvements, ongoing supply chain-related challenges for certain items may continue to negatively affect our land development and home construction activities in 2024, and it is possible they may worsen in that and in later periods.
Although the number of homes in our ending backlog at November 30, 2023 was down 28% year over year to 5,510, we believe we are well-positioned for 2024, as described below under “Outlook.”
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2023	2022	2021
Revenues:
Housing	$6,370,421	$6,880,362	$5,694,668
Land	10,685	—	10,361
Total	6,381,106	6,880,362	5,705,029
Costs and expenses:
Construction and land costs
Housing	(5,020,783)	(5,210,802)	(4,466,053)
Land	(9,492)	(2,541)	(3,258)
Total	(5,030,275)	(5,213,343)	(4,469,311)
Selling, general and administrative expenses	(632,094)	(629,645)	(574,376)
Total	(5,662,369)	(5,842,988)	(5,043,687)
Operating income	718,737	1,037,374	661,342
Interest income	13,759	704	1,049
Equity in loss of unconsolidated joint ventures	(713)	(865)	(405)
Loss on early extinguishment of debt	—	(3,598)	(5,075)
Homebuilding pretax income	$731,783	$1,033,615	$656,911

	Years Ended November 30,
	2023	2022	2021
Homes delivered	13,236	13,738	13,472
Average selling price	$481,300	$500,800	$422,700
Housing gross profit margin as a percentage of housing revenues	21.2%	24.3%	21.6%
Adjusted housing gross profit margin as a percentage of housing revenues	21.4%	24.8%	21.8%
Selling, general and administrative expenses as a percentage of housing revenues	9.9%	9.2%	10.1%
Operating income as a percentage of homebuilding revenues	11.3%	15.1%	11.6%
Revenues. Homebuilding revenues of $6.38 billion for 2023 were down 7% from the prior year due to a decrease in housing revenues, partly offset by an increase in land sale revenues.
In 2023, housing revenues were down 7% from the previous year, due to decreases of 4% in both the number of homes delivered and their overall average selling price. The year-over-year decline in the number of homes delivered reflected a 20% decrease in our West Coast homebuilding reporting segment, partly offset by increases of 4%, 4% and 2% in our Southwest, Central and Southeast segments, respectively. The decline in our West Coast homebuilding reporting segment mainly resulted from a 47% year-over-year decrease in this segment’s backlog of homes at the beginning of the year. The lower average selling price primarily reflected product and geographic mix factors, mainly the reduced deliveries from our higher-priced West Coast homebuilding reporting segment, and pricing adjustments and other concessions we selectively extended to buyers within backlog prior to delivery in conjunction with our targeted sales strategies.
We generated $10.7 million of land sale revenues in 2023, compared to no such revenues in 2022. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income was down 31% in 2023, as compared to the previous year, primarily due to lower housing gross profits. In 2023 and 2022, homebuilding operating income included total inventory-related charges of $11.4 million and $37.3 million, respectively, as discussed in Note 7 – Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report. As a percentage of homebuilding revenues, our homebuilding operating income for 2023 decreased 380 basis points year over year to 11.3%. Excluding inventory-related charges for both periods, our homebuilding operating income margin declined 420 basis points to 11.4% in 2023 from 15.6% in 2022.
•Housing Gross Profits – In 2023, housing gross profits of $1.35 billion declined 19% from the previous year, reflecting decreases in both our housing revenues and housing gross profit margin. Housing gross profits for 2023 and 2022 included inventory-related charges associated with housing operations of $11.4 million and $34.8 million, respectively.
Our housing gross profit margin for 2023 was 21.2%, down 310 basis points from the previous year, primarily due to pricing adjustments and other homebuyer concessions, higher construction costs, and product and geographic mix shifts, partly offset by a decrease in inventory-related charges. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations was 1.9% for 2023 and 2.0% for 2022. Excluding the inventory-related charges associated with housing operations described above, our adjusted housing gross profit margin was 21.4% in 2023, compared to 24.8% in 2022. The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits (Losses) – Land sale profits totaled $1.2 million for 2023. In 2022, land sale losses of $2.6 million were comprised solely of an inventory impairment charge related to a parcel of land held for sale.

•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Years Ended November 30,
	2023	% of Housing Revenues	2022	% of Housing Revenues	2021	% of Housing Revenues
Marketing expenses	$143,577	2.2%	$136,262	2.0%	$117,481	2.1%
Commission expenses (a)	222,743	3.5	220,466	3.2	217,608	3.8
General and administrative expenses	265,774	4.2	272,917	4.0	239,287	4.2
Total	$632,094	9.9%	$629,645	9.2%	$574,376	10.1%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for 2023 were nearly even with the prior year as higher marketing and commission expenses were largely offset by lower general and administrative expenses. Marketing expenses in 2023 rose from the prior year primarily due to higher costs to support our higher average community count. Our selling, general and administrative expenses as a percentage of housing revenues increased 70 basis points in 2023, mainly reflecting reduced operating leverage due to our lower housing revenues as compared to the previous year.
Interest Income/Expense. Interest income, which is generated from short-term investments, increased to $13.8 million in 2023, compared to $.7 million in 2022 due to our higher average balance of cash equivalents and a higher average interest rate in 2023. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. The amount of interest incurred generally fluctuates based on the average amount of debt outstanding for the period and the interest rate on that debt. In 2023, total interest incurred of $107.1 million decreased from $120.9 million incurred in 2022 due to our lower average debt level, partly offset by our higher average interest rate. All interest incurred during 2023 and 2022 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. As a result, we had no interest expense for 2023 or 2022. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was nominal for both 2023 and 2022. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Loss on Early Extinguishment of Debt. In 2022, we recognized a $3.6 million loss on the early extinguishment of debt associated with the retirement of $350.0 million in aggregate principal amount of our then-outstanding 7.50% senior notes due September 15, 2022 (“7.50% Senior Notes due 2022”) before their maturity date, pursuant to the optional redemption terms specified for such notes. Further information regarding this transaction is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.

Net Orders, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog, and community count for the years ended November 30, 2023 and 2022 (dollars in thousands):

	Years Ended November 30,
	2023	2022
Net orders	11,084	10,856
Net order value (a)	$5,346,541	$5,620,196
Cancellation rate (b)	26%	26%
Ending backlog — homes	5,510	7,662
Ending backlog — value	$2,667,679	$3,691,559
Ending community count	242	246
Average community count	245	222
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
Net Orders. Net orders from our homebuilding operations rose 2% from 2022, as a 10% increase in our average community count was largely offset by a slower pace of monthly net orders per community of 3.8 in 2023, compared to 4.1 in 2022. The value of our 2023 net orders was down 5% year over year due to a 7% decline in the overall average selling price of net orders to $482,400, partially offset by the increase in net orders. In 2023, the year-over-year growth in our overall net orders reflected increases of 19% and 14% in our West Coast and Southwest homebuilding reporting segments, respectively, largely offset by decreases of 19% and 1% in our Central and Southeast segments, respectively.
In the 2022 second half and 2023 first quarter, the combination of relatively high mortgage interest rates, elevated inflation and various other macroeconomic and geopolitical concerns significantly depressed demand. Although ongoing elevated mortgage interest rates and inflation continued to negatively affect housing affordability and temper demand, our year-over-year net order comparisons improved each quarter of 2023 as the year progressed. Our 2023 fourth quarter net orders increased 176% from the corresponding period of 2022, reflecting improved demand and a lower cancellation rate as compared to the year-earlier quarter, when the combination of rapidly rising mortgage interest rates, ongoing inflation and other macroeconomic concerns caused many prospective buyers to pause on their homebuying decision. We believe our performance also reflected the targeted sales strategies, including pricing adjustments and other homebuyer concessions (particularly mortgage-related concessions such as interest rate buydown or lock programs), we selectively implemented in 2023. Though they increased on a year-over-year basis, our 2023 fourth quarter net orders were lower than expected, reflecting the significant negative impact on demand from mortgage interest rates rising each week from late September through the end of October. Despite the uneven market conditions we experienced across 2022 and 2023, our cancellation rate as a percentage of gross orders for the year ended November 30, 2023 was even with the previous year.
Backlog. The number of homes in our backlog at November 30, 2023 decreased 28% from the previous year. The potential future housing revenues in our backlog at November 30, 2023 were also down 28% year over year, reflecting fewer homes in our backlog and an average selling price of those homes that was essentially even with the previous year. The number of homes in backlog and backlog value decreased in three of our four homebuilding reporting segments, with decreases in value ranging from 18% in our Southwest segment to 65% in our Central segment. Backlog value in our West Coast segment increased 11% year over year due to a 20% increase in the number of homes in backlog, partly offset by a 7% decline in the average selling price of those homes. Substantially all the homes in our backlog at November 30, 2023 are expected to be delivered during the year ending November 30, 2024.
Community Count. Our average community count for 2023 increased 10% from the previous year, and our ending community count decreased 2%. The slight year-over-year decrease in our ending community count primarily reflected the number of communities selling out over the past 12 months exceeding the number of new community openings. On a sequential basis, our ending community count increased 5% from the 2023 third quarter as the number of new community openings exceeded the number of communities selling out during the three months ended November 30, 2023. Our community count during the year largely reflected our reduced investments in land and land development in the 2023 first half relative to the second half, as discussed below under “Liquidity and Capital Resources.”
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count, and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Years Ended November 30,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2023	2022	2023	2022	2023	2022
West Coast	3,365	4,186	3,623	3,032	17%	25%
Southwest	2,699	2,592	2,386	2,090	17	18
Central	4,506	4,339	2,784	3,417	40	32
Southeast	2,666	2,621	2,291	2,317	27	25
Total	13,236	13,738	11,084	10,856	26%	26%

	Net Order Value			Average Community Count
Segment	2023	2022	Variance	2023	2022	Variance
West Coast	$2,423,459	$2,208,610	10%	76	65	17%
Southwest	1,032,334	947,758	9	44	39	13
Central	965,994	1,520,520	(36)	79	76	4
Southeast	924,754	943,308	(2)	46	42	10
Total	$5,346,541	$5,620,196	(5)%	245	222	10%

	November 30,
	Backlog – Homes			Backlog – Value
Segment	2023	2022	Variance	2023	2022	Variance
West Coast	1,545	1,287	20%	$1,025,381	$923,015	11%
Southwest	1,379	1,692	(18)	616,717	748,296	(18)
Central	1,267	2,989	(58)	458,593	1,319,862	(65)
Southeast	1,319	1,694	(22)	566,988	700,386	(19)
Total	5,510	7,662	(28)%	$2,667,679	$3,691,559	(28)%
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

In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment described in Note 2 – Segment Information in the Notes to Consolidated Financial Statements in this report. Corporate and other had operating losses of $142.6 million in 2023, $145.3 million in 2022 and $148.9 million in 2021.
The financial results of our homebuilding reporting segments for 2023 were negatively impacted to varying degrees by homebuyer concessions we selectively extended to buyers in conjunction with our targeted sales strategies, as well as product and geographic mix shifts of homes delivered. Segment financial results for 2023 were also affected by construction services availability constraints and building material cost pressures, as well as supply chain disruptions and other production-related challenges, though these impacts lessened in the 2023 second half compared to the 2023 first half and the 2022 second half periods, as described above under “Overview.”
West Coast. The following table presents financial information related to our West Coast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Revenues	$2,321,093	$3,050,506	$2,552,382	(24)%		20%
Construction and land costs	(1,888,422)	(2,345,754)	(2,044,274)	19		(15)
Selling, general and administrative expenses	(165,712)	(184,619)	(162,461)	10		(14)
Operating income	$266,959	$520,133	$345,647	(49)%		50%

Homes delivered	3,365	4,186	4,008	(20)%		4%
Average selling price	$689,800	$728,700	$636,800	(5)%		14%
Operating income as a percentage of revenues	11.5%	17.1%	13.5%	(560)	bps	360	bps

This segment’s revenues for 2023 declined 24% from 2022 due to decreases in both the number of homes delivered and their average selling price. Operating income for 2023 was also down year over year, reflecting lower housing gross profits, partially offset by reduced selling, general and administrative expenses and the absence of a $2.6 million land sale loss included in the prior year. As a percentage of revenues, this segment’s 2023 operating income decreased from the previous year, reflecting a 460 basis-point decline in the housing gross profit margin to 18.6%, and a 100 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 7.1%. The housing gross profit margin decline was primarily driven by pricing adjustments and other homebuyer concessions, higher relative construction costs, product and geographic mix shifts of homes delivered and reduced operating leverage from lower housing revenues, partly offset by a decrease in inventory-related charges and lower relative amortization of previously capitalized interest. In 2023, inventory-related charges associated with housing operations decreased to $4.9 million in 2023, compared to $24.8 million in 2022. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues was mainly due to higher costs to support our higher average community count, reduced operating leverage, and higher sales commissions.
Southwest. The following table presents financial information related to our Southwest homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenues	$1,169,948	$1,110,045	$965,139	5%	15%
Construction and land costs	(896,089)	(789,651)	(702,947)	(13)	(12)
Selling, general and administrative expenses	(85,235)	(82,002)	(75,375)	(4)	(9)
Operating income	$188,624	$238,392	$186,817	(21)%	28%

	Years Ended November 30,			Variance
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Homes delivered	2,699	2,592	2,574	4%		1%
Average selling price	$431,200	$428,300	$371,300	1%		15%
Operating income as a percentage of revenues	16.1%	21.5%	19.4%	(540)	bps	210	bps
This segment’s revenues in 2023 were comprised of both housing revenues and land sale revenues. Revenues for 2022 were generated solely from housing operations. Housing revenues for 2023 rose 5% year over year to $1.16 billion, reflecting increases in both the number of homes delivered and their average selling price. Land sale revenues totaled $6.0 million in 2023. Operating income was down from the previous year, primarily due to lower housing gross profits and higher selling, general and administrative expenses, partially offset by a land sale gain of $1.1 million. As a percentage of revenues, operating income decreased from 2022, primarily due to a 550 basis-point decrease in the housing gross profit margin to 23.4%, partially offset by a 10 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 7.3%. The year-over-year decline in the housing gross profit margin mainly reflected pricing adjustments and other homebuyer concessions, and product and geographic mix shifts of homes delivered, partly offset by increased operating leverage from higher housing revenues.
Central. The following table presents financial information related to our Central homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Revenues	$1,831,914	$1,749,231	$1,503,857	5%		16%
Construction and land costs	(1,420,063)	(1,336,986)	(1,172,926)	(6)		(14)
Selling, general and administrative expenses	(153,248)	(140,248)	(130,773)	(9)		(7)
Operating income	$258,603	$271,997	$200,158	(5)%		36%

Homes delivered	4,506	4,339	4,630	4%		(6)%
Average selling price	$405,500	$403,100	$324,800	1%		24%
Operating income as a percentage of revenues	14.1%	15.6%	13.3%	(150)	bps	230	bps
In 2023, this segment’s revenues were comprised of housing revenues and $4.7 million of land sale revenues. In 2022, revenues were generated solely from housing operations. Housing revenues for 2023 improved 4% from the prior year to $1.83 billion, reflecting increases in both the number of homes delivered and the average selling price of those homes. Operating income decreased from 2022, mainly due to higher selling, general and administrative expenses. As a percentage of revenues, operating income declined from the previous year, reflecting a 110 basis-point decrease in the housing gross profit margin to 22.5% and a 40 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.4%. The year-over-year decline in the housing gross profit margin was mainly driven by higher construction costs, product and geographic mix shifts of homes delivered, and increased homebuyer concessions, partly offset by increased operating leverage from higher housing revenues. The housing gross margin for 2023 included inventory-related charges of $2.5 million, compared to $3.3 million in 2022. The year-over-year increase in this segment’s selling, general and administrative expenses as a percentage of housing revenues was primarily due to increased sales commissions and higher costs to support our higher average community count, partly offset by increased operating leverage from higher housing revenues.

Southeast. The following table presents financial information related to our Southeast homebuilding reporting segment for the years indicated (dollars in thousands, except average selling price):

	Years Ended November 30,			Variance
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Revenues	$1,058,151	$970,580	$683,651	9%		42%
Construction and land costs	(815,760)	(731,813)	(541,471)	(11)		(35)
Selling, general and administrative expenses	(95,262)	(86,585)	(64,516)	(10)		(34)
Operating income	$147,129	$152,182	$77,664	(3)%		96%

Homes delivered	2,666	2,621	2,260	2%		16%
Average selling price	$396,900	$370,300	$302,100	7%		23%
Operating income as a percentage of revenues	13.9%	15.7%	11.4%	(180)	bps	430	bps
This segment’s revenues for 2023 grew from 2022 due to increases in both the number of homes delivered and the average selling price of those homes. Operating income was down from 2022, reflecting higher selling, general and administrative expenses, partly offset by higher housing gross profits. As a percentage of revenues, operating income decreased from 2022 primarily due to a 170 basis-point decline in the housing gross profit margin to 22.9% that mainly reflected higher construction costs, product and geographic mix shifts of homes delivered and increased homebuyer concessions, partly offset by decreased inventory-related charges and improved operating leverage from higher housing revenues. The housing gross margin for 2023 included inventory-related charges of $4.0 million, compared to $5.7 million in 2022. Selling, general and administrative expenses as a percentage of housing revenues increased 10 basis points year over year to 9.0%.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Years Ended November 30,
	2023	2022	2021
Revenues	$29,523	$23,414	$19,901
Expenses	(5,726)	(5,762)	(5,055)
Equity in income of unconsolidated joint ventures	15,697	20,799	23,589
Pretax income	$39,494	$38,451	$38,435

Total originations (a):
Loans	9,167	8,402	9,225
Principal	$3,630,734	$3,335,837	$3,252,054
Percentage of homebuyers using KBHS	83%	71%	76%
Average FICO score	736	734	729

Loans sold (a):
Loans sold to GR Alliance	9,017	7,563	7,706
Principal	$3,588,618	$3,026,290	$2,744,685
Loans sold to other third parties	347	861	1,293
Principal	$123,258	$287,436	$420,119

	Years Ended November 30,
	2023	2022	2021
Mortgage loan origination mix (a):
Conventional/non-conventional loans	59%	67%	61%
FHA loans	27%	20%	26%
Other government loans	14%	13%	13%

Loan type (a):
Fixed	92%	98%	99%
ARM	8%	2%	1%
(a)Loan originations and sales occurred within KBHS.
Revenues. Our financial services reporting segment, which includes the operations of KB HOME Mortgage Company, generates revenues primarily from insurance commissions and title services. The year-over-year growth in our financial services revenues for 2023 reflected increases in both title services revenues and insurance commissions.
Pretax income. Our financial services pretax income for 2023 increased slightly from the previous year as improved results from our insurance and title services businesses were partly offset by a decrease in the equity in income of unconsolidated joint ventures. In 2023, the equity in income of our unconsolidated joint ventures declined 25% year over year as a result of a decrease in KBHS’ income. KBHS’ income declined from the previous year primarily due to losses of $16.0 million in the fair value of interest rate lock commitments (“IRLCs”) in 2023, compared to gains of $20.3 million in 2022. The gains in the previous year reflected a greater number of customers who elected to lock their mortgage interest rates for relatively extended periods, aligned with their expected home delivery date, due to the sharp rise in such rates during 2022. Partly offsetting the negative year-over-year impact from the IRLCs in 2023 was a 9% increase in the principal amount of loan originations, mainly due to an increase in the percentage of homebuyers using KBHS. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
INCOME TAXES
Income Tax Expense. Our income tax expense and effective income tax rate were as follows (dollars in thousands):

	Years Ended November 30,
	2023	2022	2021
Income tax expense	$181,100	$255,400	$130,600
Effective income tax rate	23.5%	23.8%	18.8%
Our effective tax rate for 2023 decreased from the previous year, mainly due to a $3.7 million increase in excess tax benefits related to stock-based compensation and a $2.6 million increase in Section 45L tax credits we recognized from building energy-efficient homes, partly offset by a $2.5 million increase in non-deductible compensation expense.
On August 16, 2022, the IRA was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax (“CAMT”) of 15% on adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases after December 31, 2022. If applicable, the CAMT will not be effective for us until our fiscal year ending November 30, 2024. The IRA also extended the Section 45L tax credit for building new energy-efficient homes for homes delivered from January 1, 2022 (retroactively) through December 31, 2032, as well as modified and increased it starting in 2023. Previously, the Section 45L tax credit expired for homes delivered after December 31, 2021. The Section 45L tax credits we recognized in 2023 and 2022 reflected the impact of the extension and modifications, as applicable, under the IRA. We are currently evaluating the other potential effects of the IRA on our consolidated financial statements.
The IRA tied Section 45L tax credit qualification for energy-efficient homes built on and after January 1, 2023 to new homes achieving ENERGY STAR certification. In late September 2023, the IRS issued Notice 2023-65, which provided guidance on the Section 45L tax credit qualifications for ENERGY STAR homes built on or after January 1, 2023. This guidance, retroactively effective for the year, resulted in a reduction in our estimated Section 45L tax credits for 2023, primarily due to fewer of the ENERGY STAR homes we built in California meeting the heightened qualifications the IRS selected for homes built in that state relative to other states. Our income tax expense for the 2023 fourth quarter reflected the cumulative impact of the September 2023 guidance. The September 2023 guidance increased our effective income tax rate by approximately 15 basis points for the year ended November 30, 2023.
On February 9, 2022, California enacted legislation restoring the California net operating loss (“NOL”) deduction for tax years beginning on or after January 1, 2022, which was effective for our 2023 fiscal year. The California NOL deductions for tax years 2022 and 2021 had been suspended by previous legislation. Although the restoration of California NOL deductions did not have an impact on our income tax expense for the year ended November 30, 2023, it contributed to the year-over-year decrease in the amount of taxes we paid in 2023.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Years Ended November 30,
	2023	2022	2021
Housing revenues	$6,370,421	$6,880,362	$5,694,668
Housing construction and land costs	(5,020,783)	(5,210,802)	(4,466,053)
Housing gross profits	1,349,638	1,669,560	1,228,615
Add: Inventory-related charges (a)	11,424	34,760	11,953
Adjusted housing gross profits	$1,361,062	$1,704,320	$1,240,568
Housing gross profit margin as a percentage of housing revenues	21.2%	24.3%	21.6%
Adjusted housing gross profit margin as a percentage of housing revenues	21.4%	24.8%	21.8%
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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
As of November 30, 2023, we had $1.34 billion in aggregate principal amount of outstanding senior notes, no borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by certain of our subsidiaries (“Guarantor Subsidiaries”), which are listed on Exhibit 22. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

November 30, 2023
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$683,323
Inventories	4,599,468
Amounts due from Non-Guarantor Subsidiaries	534,865
Total assets	6,367,410

Liabilities and Stockholders’ Equity
Notes payable	1,689,898
Amounts due to Non-Guarantor Subsidiaries	338,390
Total liabilities	2,834,555
Stockholders’ equity	3,532,855

Year Ended November 30, 2023
Summarized Statement of Operations Data (in thousands)
Revenues	$5,991,156
Construction and land costs	(4,707,977)
Selling, general and administrative expenses	(611,750)
Interest income from Non-Guarantor Subsidiaries	27,119
Pretax income	711,340
Net income	540,940

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
Cash flows for each of our communities depend on their stage of development and can differ significantly from reported earnings. Early stages of development or expansion can require significant cash outflows for land acquisition, entitlements, land development, and construction of roads, utilities, landscaping, model homes and other items. Because these costs are capitalized as a component of our inventories and are not recognized in our statement of operations until a home is delivered, we incur significant cash outflows prior to recognizing earnings from a delivered home. As homes are delivered, which in some cases may be a year or more after the related land development or entitlement work commences, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflows associated with the land and home construction were previously incurred.
We ended 2023 with total liquidity of $1.81 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility. Cash and cash equivalents grew to $727.1 million at November 30, 2023, compared to $328.5 million at November 30, 2022, primarily reflecting an increase in net cash provided by operating activities, partly offset by an increase in net cash used in financing activities, as described below. Cash equivalents included in the total increased to $508.2 million at November 30, 2023 from $15.8 million at November 30, 2022, and were mainly invested in interest-bearing bank deposit accounts and money market funds. We had no cash borrowings outstanding under the Credit Facility as of November 30, 2023. Based on our financial position as of November 30, 2023, and our business forecast for 2024 as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. Our material cash requirements include the following contractual and other obligations:
Notes Payable. We have outstanding variable-rate borrowings under the Term Loan, and outstanding fixed-rate senior notes and mortgages and land contracts due to land sellers and other loans with varying maturities. As of November 30, 2023, our notes payable had an aggregate principal amount of $1.70 billion, with $3.4 million payable within 12 months. Future interest payments associated with the Term Loan and our senior notes, together with the unused commitment fee associated with our Credit Facility, totaled $522.2 million as of November 30, 2023, with $102.1 million payable within 12 months. The Term Loan will mature on August 25, 2026. Our next senior note maturity is our $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2027. Further information regarding our notes payable is provided in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Leases. We have operating leases for certain property and equipment with an expected term at the commencement date of more than 12 months. As of November 30, 2023, the future minimum payments required under these leases totaled $28.6 million, with $11.9 million payable within 12 months. Further information regarding our leases is provided in Note 13 – Leases in the Notes to Consolidated Financial Statements in this report.
Inventory-Related Obligations. As of November 30, 2023, we had inventory-related obligations totaling $41.5 million, comprised of liabilities for inventory not owned associated with financing arrangements as discussed in Note 8 – Variable

Interest Entities in the Notes to Consolidated Financial Statements in this report, as well as liabilities for fixed or determinable amounts associated with tax increment financing entity (“TIFE”) assessments. Approximately $9.0 million of these inventory-related obligations are payable within 12 months. However, TIFE assessment obligations are paid by us only to the extent we do not deliver homes on applicable lots before the related TIFE obligations mature.
Investments in Land and Land Development. Our investments in land and land development decreased 25% to $1.80 billion in 2023, compared to $2.40 billion in 2022, reflecting a 46% year-over-year decrease in the first half of the year that was partly offset by a 4% year-over-year increase in the second half of the year. In 2023, land acquisition expenditures, which are included in our investments in land and land development, decreased 44% to $465.8 million from $827.2 million in the year-earlier period. Our reduced investments in land and land development in the 2023 first half reflected a pivot in our land investment strategy beginning in the 2022 third quarter in response to then-softening housing market conditions, to emphasize developing land positions we already own or control under land option contracts and other similar contracts. As part of this pivot, we also evaluated our transaction pipeline and renegotiated pricing and terms for many deals while abandoning others that no longer met our investment return standards. As we calibrated our investments to evolving market conditions and our outlook, we increased our investments in land and land development by 36% in the 2023 second half as compared to the 2023 first half. In the 2023 fourth quarter, our investments in land and land development were up 9% year over year to $483.3 million, compared to $442.7 million as land acquisition expenditures increased 100%. In addition, we modified our land development strategy, electing where appropriate to build in smaller phases, and in some cases, defer the start of the next phase of lots in a community to align with expected demand.
Approximately 26% of our total investments in land and land development in 2023 were related to land acquisitions, compared to approximately 34% in 2022. While we made strategic investments in land and land development in each of our homebuilding reporting segments during 2023 and 2022, approximately 56% and 50%, respectively, of these investments for each year were made in our West Coast homebuilding reporting segment.
In 2024, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards. While we expect our land acquisition activity to increase in 2024 as compared to 2023, our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	November 30, 2023		November 30, 2022		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	18,220	$2,455,336	19,302	$2,425,141	(1,082)	$30,195
Southwest	7,017	830,514	8,841	993,059	(1,824)	(162,545)
Central	17,328	942,168	24,001	1,278,420	(6,673)	(336,252)
Southeast	13,411	905,628	16,651	846,556	(3,240)	59,072
Total	55,976	$5,133,646	68,795	$5,543,176	(12,819)	$(409,530)
The number and carrying value of lots we owned or controlled under land option contracts and other similar contracts at November 30, 2023 decreased year over year, reflecting homes delivered in 2023 as well as the above-mentioned pivot in our land investment strategy, which included our abandonment of 9,650 previously controlled lots in 2023. Our lower inventory level at November 30, 2023 also reflected fewer homes under construction due to improved build times. The number of lots in inventory as of November 30, 2023 included 6,260 lots under contract where the associated deposits were refundable at our discretion, compared to 5,543 of such lots at November 30, 2022. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 27% at November 30, 2023, compared to 30% at November 30, 2022. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at November 30, 2023, we estimate the remaining purchase price to be paid would be as follows: 2024 – $740.8 million; 2025 – $213.3 million; 2026 – $158.2 million; 2027 – $52.1 million; 2028 – $59.1 million; and thereafter – $0.
Liquidity. The table below summarizes our total cash and cash equivalents, and total liquidity (in thousands):

	November 30,
	2023	2022
Cash and cash equivalents	$727,076	$328,517
Credit Facility commitment	1,090,000	1,090,000
Borrowings outstanding under the Credit Facility	—	(150,000)
Letters of credit outstanding under the Credit Facility	(6,650)	(6,650)
Credit Facility availability	1,083,350	933,350
Total liquidity	$1,810,426	$1,261,867
Capital Resources. Our notes payable consisted of the following (in thousands):

	November 30,
	2023	2022	Variance
Credit Facility	$—	$150,000	$(150,000)
Term Loan	358,156	357,485	671
Senior notes	1,327,934	1,326,266	1,668
Mortgages and land contracts due to land sellers and other loans	3,808	4,760	(952)
Total	$1,689,898	$1,838,511	$(148,613)
Our financial leverage, as measured by the ratio of debt to capital, was 30.7% at November 30, 2023, compared to 33.4% at November 30, 2022. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain an LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, we may issue up to $75.0 million of letters of credit. On August 10, 2023, we entered into an amendment to the LOC Facility that extended the expiration date from February 13, 2025 to February 18, 2027. As of November 30, 2023 and 2022, we had letters of credit outstanding under the LOC Facility of $12.5 million and $36.4 million, respectively.
Performance Bonds. As discussed in Note 17 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.32 billion and $1.27 billion of performance bonds outstanding at November 30, 2023 and 2022, respectively.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2023, we had no cash borrowings and $6.7 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of November 30, 2023:

Financial Covenants and Other Requirements	Covenant Requirement			Actual
Consolidated tangible net worth	>	$2.80	billion	$3.77	billion
Leverage Ratio	<	.600		.312
Interest Coverage Ratio (a)	>	1.500		9.810
Minimum liquidity (a)	>	$93.3	million	$727.1	million
Investments in joint ventures and Non-Guarantor Subsidiaries	<	$858.4	million	$336.4	million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a		$2.79	billion
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
As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.

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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2023, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $3.8 million, secured primarily by the underlying property, which had an aggregate carrying value of $30.5 million.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 15 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of November 30, 2023, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit with a third-party lender and secured by the underlying property and related project assets. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2023.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In April 2023, Standard and Poor’s Financial Services reaffirmed our BB credit rating and changed its rating outlook to stable from positive.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Years Ended November 30,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$1,082,699	$183,418	$(37,296)
Investing activities	(58,062)	(71,773)	(38,084)
Financing activities	(627,493)	(73,583)	(315,013)
Net increase (decrease) in cash and cash equivalents	$397,144	$38,062	$(390,393)
Operating Activities. Generally, our net operating cash flows fluctuate primarily based on changes in our inventories and our profitability. Our net cash provided by operating activities in 2023 mainly reflected net income of $590.2 million and a net decrease in inventories of $426.8 million, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $62.2 million and a net increase in receivables of $12.9 million. Net cash provided by operating activities in 2022 primarily reflected net income of $816.7 million and a net increase in accounts payable, accrued expenses and other liabilities of $53.1 million, partly offset by a net increase in inventories of $785.6 million and a net increase in receivables of $19.9 million.
Investing Activities. In 2023, our net cash used in investing activities included $35.5 million for net purchases of property and equipment and $27.7 million for contributions to unconsolidated joint ventures. These uses of cash were partially offset by a $5.1 million return of investments in unconsolidated joint ventures. In 2022, our uses of cash included $45.2 million for net purchases of property and equipment and $28.4 million for contributions to unconsolidated joint ventures. These uses of cash were partly offset by a $1.9 million return of investments in unconsolidated joint ventures.
Financing Activities. In 2023, our uses of cash included stock repurchases totaling $411.4 million, net repayments under the Credit Facility of $150.0 million, dividend payments on our common stock of $56.8 million, tax payments associated with stock-based compensation awards of $14.2 million and payments on mortgages and land contracts due to land sellers and other loans of $3.8 million. The cash used was partially offset by $8.9 million of issuances of common stock under employee stock plans. In 2022, net cash was used for the repayment of $700.0 million in aggregate principal amount of our senior notes, stock repurchases totaling $150.0 million, dividend payments on our common stock of $52.5 million, tax payments associated with stock-based compensation awards of $15.9 million, payments of debt issuance costs of $11.1 million and payments on mortgages and land contracts due to land sellers and other loans of $.6 million. The cash used was partially offset by borrowings under the Term Loan of $360.0 million, cash provided from our public offering of $350.0 million in aggregate principal amount of 7.25% Senior Notes due 2030 (“7.25% Senior Notes due 2030”), and net borrowings under the Credit Facility of $150.0 million.
Dividends. In the 2023 first and second quarters, our board of directors declared quarterly cash dividends of $.15 per share of common stock. Our board of directors approved an increase in the quarterly cash dividend on our common stock to $.20 per share in the 2023 third quarter, and declared quarterly dividends at the new higher rate for the third and fourth quarters of 2023. In 2022, our board of directors declared four quarterly cash dividends of $.15 per share. Quarterly cash dividends declared during the years ended November 30, 2023 and 2022 totaled $.70 and $.60 per share of common stock, respectively. All dividends declared during 2023 and 2022 were also paid during those years. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Shelf Registration Statement. On July 10, 2023, we filed an automatically effective universal shelf registration statement (“2023 Shelf Registration”) with the SEC. As with our prior shelf registration statements, the 2023 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions and, with respect to debt securities, other factors impacting our borrowing capacity. We have not made any offerings of securities under the 2023 Shelf Registration.
Share Repurchase Program. On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock. This authorization replaced a prior board of directors authorization, which had 331,400 shares remaining for repurchase. In 2022, we repurchased 4,927,499 shares of our common stock on the open market pursuant to this authorization at a total cost of $150.0 million. As of November 30, 2022, there was $150.0 million of remaining availability under this share repurchase authorization. In the 2023 first quarter, we repurchased 1,965,442 shares of our common stock on the open market pursuant to this authorization at a total cost of approximately $75.0 million.
On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock. This authorization replaced the prior board of directors authorization, which had $75.0 million remaining. In the 2023 second, third and fourth quarters, we repurchased 7,278,995 shares of our common stock on the open market pursuant to this authorization at a total cost of $336.4 million, bringing our total repurchases for the year ended November 30, 2023 to 9,244,437 shares of common stock at a total cost of approximately $411.4 million. Repurchases under the current authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of November 30, 2023, we were authorized to repurchase up to $163.6 million of our outstanding common stock in additional transactions.
As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. In 2024, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility to support our business within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire. Our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and/or financial market conditions or other factors, including those described below under “Outlook” and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
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
We may periodically elect to sell parcels of land to third parties if such assets no longer fit into our strategic operating plans or are zoned for non-residential development. Revenues from land sales are recognized when we have satisfied the performance obligation(s) within the sales contract, which is generally when title to and possession of the land and the risks and rewards of ownership are transferred to the land buyer on the closing date. Certain land sales contracts may require management judgment in determining the appropriate revenue recognition, but the impact of such transactions is generally immaterial.
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
Generally, a community must have a projected gross profit margin percentage below 5% to potentially not meet the recoverability test and proceed to the fair value evaluation described below. Our overall housing gross profit margin in the 2023 fourth quarter was 20.7%, and as of November 30, 2023, only a few communities had gross margins below 5%. However, if there is a sustained economic slowdown or other factor(s) that lead to moderate or significant decreases in new home prices in certain submarkets, more communities could begin to approach gross margin levels where we would conduct a fair value analysis. Any resulting impairment(s) from such an analysis(es) could be material. Additionally, we have $63.5 million of deposits and pre-acquisition costs at November 30, 2023 related to land option contracts and other similar contracts. If there are events that lead to moderate or significant decreases in new home prices, we could elect to cancel several such contracts, resulting in the write-off of the related deposits and pre-acquisition costs.
The following table presents information regarding inventory impairment and land option contract abandonment charges included in construction and land costs in our consolidated statements of operations (dollars in thousands):

	Years Ended November 30,
	2023	2022	2021
Inventory impairments:
Number of communities or land parcels written down to fair value	—	4	2
Pre-impairment carrying value of communities or land parcels written down to fair value	$—	$65,372	$27,923
Inventory impairment charges	—	(24,077)	(9,903)
Post-impairment fair value	$—	$41,295	$18,020
Land option contract abandonments charges	$11,424	$13,224	$2,050
There were no inventory impairment charges in 2023. The inventory impairment charges in 2022 and 2021 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities, mainly by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development.
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
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2023 within five years. The following table presents as of November 30, 2023 and 2022, respectively, the estimated timeframe of delivery for the last home in an applicable community or land parcel and the corresponding percentage of total inventories such categories represent within our inventory balance (dollars in millions):

	0-2 years		3-5 years		6-10 years		Greater than 10 years
	$	%	$	%	$	%	$	%	Total
2023	$2,367.2	46%	$2,565.4	50%	$201.0	4%	$—	—%	$5,133.6
2022	2,173.8	39	2,982.2	54	367.4	7	19.8	—	5,543.2
The inventory balances in the 0-2 years and 3-5 years categories were located throughout all of our homebuilding reporting segments, though mostly in our West Coast, Southwest and Central segments. These categories collectively represented 96% and 93% of our total inventories as of November 30, 2023 and 2022, respectively. The inventory balances in the 6-10 years and greater than 10 years categories were primarily located in our Central and Southeast segments, and together totaled $201.0 million at November 30, 2023, compared to $387.2 million at November 30, 2022. The inventories in the 6-10 years and greater than 10 years categories as of November 30, 2023 and 2022 were mostly comprised of active, multi-phase communities with large remaining land positions.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated, especially in periods of volatile housing market or economic conditions.
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
We believe the carrying value of our inventory balance as of November 30, 2023 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the prevailing regulatory environment, competition from other homebuilders, inventory levels and sales activity of resale homes, and the local economic conditions where an asset is located. In addition, we consider the financial and operational status and expectations of our inventories as well as unique attributes of each community or land parcel that could be viewed as indicators for potential future impairments. However, if conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, including, among other things, from increases in mortgage interest rates, higher inflation, worsening supply chain and/or other production-related challenges, or if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
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
Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our accrued warranty liability, which is included in accrued expenses and other liabilities in our consolidated balance sheets, and adjust the amount as necessary based on our assessment. Our assessment includes the review of our actual warranty costs incurred to identify trends and changes in our warranty claims experience, and considers our home construction quality and customer service initiatives and outside events. Based on this assessment, we may from time to time adjust our warranty accrual rates, which would be applied on a prospective basis to homes delivered. Although adjustments to the accrual rates are generally infrequent, they may be necessary when actual warranty expenditures have increased or decreased on a sustained basis, as was the case in recent years when we reduced our warranty accrual rates to reflect favorable trends in our warranty expenditures. Based on our assessment, we may also make adjustments to our previously recorded accrued warranty liability. Such adjustments are recorded in the period in which the change in estimate occurs. In 2023, we made adjustments to increase our accrued warranty liability by $4.0 million. In 2021, we made adjustments to reduce our accrued warranty liability by $4.0 million. There were no such adjustments during 2022. While we believe we may face increased future home warranty and construction defect claims associated with replacing or servicing substitute products or materials used in some instances to address supply shortages in certain served markets or communities, as discussed above under Item 1A – Risk Factors in this report, as of the date of this report, we have not made any adjustments to our accrued liabilities associated with this potential risk. We have not made any material changes in the methodology used to establish our accrued warranty liability during 2023, 2022 and 2021. Our accrued warranty liability is presented on a gross basis for all years without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.
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
The amount of our self-insurance liability is based on an analysis performed by a third-party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a structural warranty or construction defect claim may be made, and the ultimate resolution of any such construction defect claim. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported. Therefore, adjustments related to individual existing claims generally do not significantly impact the overall estimated liability. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. During 2023, 2022 and 2021, we recorded adjustments to increase our previously recorded liabilities by $6.5 million, $7.0 million and $6.8 million, respectively. The adjustments in 2023, 2022 and 2021 resulted from changes in estimates due to actual claims experience differing from previous actuarial projections and, in turn, impacting actuarial estimates for existing and potential future claims. We have not made any material changes in our methodology used to establish our self-insurance liabilities during 2023, 2022 or 2021.

The projection of losses related to these liabilities requires the use of actuarial assumptions. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. These estimates are subject to variability due to the length of time between the delivery of a home to a homebuyer and when a construction defect claim is made, and the ultimate resolution of such claim; uncertainties regarding such claims relative to our markets and the types of product we build; and legal or regulatory actions and/or interpretations, among other factors. Due to the degree of judgment involved and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated. In addition, changes in the frequency and severity of reported claims and the estimates to resolve claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. A 10% increase in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in increases of approximately $28.6 million in our liability and approximately $9.9 million in our receivable as of November 30, 2023, and additional expense of approximately $18.7 million for 2023. A 10% decrease in the claim frequency and the average cost per claim used to estimate the self-insurance liability would result in decreases of approximately $25.8 million in our liability and approximately $7.6 million in our receivable as of November 30, 2023, and a reduction to expense of approximately $18.2 million for 2023.
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

INFLATION
Since 2021, product and labor costs and general inflation in the economy have increased and remained elevated compared to the prior decade. In turn, we experienced rising land and construction costs, particularly for building materials and construction service providers’ rates, warranty repair costs, and compensation and benefit expenses to attract and retain talent. These trends are expected to continue to an extent in 2024, though they may worsen compared to prior years. We generally enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes a significant period of time before development and/or sales efforts commence. Accordingly, to the extent land acquisition costs are fixed, subsequent increases or decreases in our home selling prices will affect our profits. As the selling price of each of our homes is fixed at the time a buyer enters into a home sales contract, and because we generally commence construction of a home only after we have a signed sales contract with a homebuyer, any interim construction-related cost inflation can result in lower housing gross profit margins. In order to help, but not entirely moderate that effect, we typically enter into fixed-price contracts with our larger trade partners and building material suppliers for specified periods of time.
Inflation is often accompanied by higher and more volatile interest rates, which may negatively impact housing affordability and the confidence of potential homebuyers, and adversely impact demand for our homes. Inflation may also increase our financing costs, as borrowings under our Credit Facility, if any, and Term Loan typically accrue interest at a variable rate based on SOFR.
We expect the inflationary pressures on our business to continue in 2024. While we attempt to pass on increases in our costs through increased home selling prices, including for design options and upgrades, market forces and buyer affordability constraints can limit our ability to do so. If we are unable to raise selling prices enough to compensate for higher costs, or our borrowing costs increase significantly, our revenues, housing gross profit margin and net income could be adversely affected.
RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements are discussed in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.
OUTLOOK
We believe several long-term housing market fundamental factors remain positive, including favorable demographics, a decade-plus underproduction of new homes in relation to population growth and constrained resale home inventory. Beginning with the 2023 second quarter, supported by these positive factors and even with elevated mortgage interest rates, demand was relatively steady for new homes and for homes at our price points. There is considerable uncertainty regarding the near-term direction of mortgage interest rates, inflation, consumer confidence and the general economy, and the degree to which these factors, individually or collectively, may impact demand for our homes in 2024. However, we believe we are well-positioned to meet changing market conditions with our differentiated, highly customer-centric Built to Order business model and operational capabilities, affordable product offerings, lot supply, strong balance sheet and liquidity. We also believe with our substantial backlog value of $2.67 billion at November 30, 2023, improved construction cycle times, normalizing cancellation rates and planned community count growth, we can achieve our projected results for 2024, subject to the factors and risks described in this report.
We plan to continue to focus on generating cash flows from our homebuilding operations and on balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context. We anticipate the pricing adjustments and other homebuyer concessions we have selectively employed since the 2022 second half will contribute to a year-over-year decrease in the average selling price of homes delivered in 2024. Our use of such concessions in 2024 will depend on, among other things, market dynamics, including mortgage interest rates and overall housing affordability, as well as community-specific considerations, including the size and construction stage of the backlog, net order pace and lots remaining available for sale. We are committed to further reducing our build times in 2024 and moving closer to our historical levels of between four and five months. While we expect our land acquisition activity to increase during 2024 as compared to 2023, our investments in land and land development will depend significantly on market conditions and available opportunities that meet our investment return standards.
We intend to maintain a balanced approach to capital allocation designed to maximize long-term stockholder value. In this regard, we ended 2023 with approximately $163.6 million remaining under our current board of directors share repurchase authorization. This provides us flexibility to continue to repurchase our common stock in 2024, with the volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic environments.

Since our 2023 fiscal year ended, housing demand has improved significantly in conjunction with a steady decline in mortgage interest rates. Through the first six weeks of our 2024 first quarter, we generated 1,170 net orders, compared to 568 in the year-earlier period. From this trend, we anticipate our full 2024 first quarter year-over-year net order comparison will be favorable, though at a more moderate level than we have generated in our first six weeks, due to the depressed net order activity we experienced in the same prior-year period. Our present outlook for the 2024 first quarter and full year as to certain metrics are as follows:
2024 First Quarter –
•We expect to generate housing revenues in the range of $1.40 billion to $1.50 billion, compared to $1.38 billion for the corresponding 2023 period, and anticipate our average selling price to be approximately $477,000, compared to $494,500 in the year-earlier period.
•We expect our homebuilding operating income margin as a percentage of revenues to be approximately 10.5%, assuming no inventory-related charges, compared to 11.7% for the year-earlier quarter.
◦We expect our housing gross profit margin to be about 21.0%, assuming no inventory-related charges, compared to 21.8% for the corresponding 2023 quarter.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be about 10.5%, compared to 10.1% for the 2023 first quarter.
•We expect our effective tax rate will be approximately 24.0%. The effective tax rate for the year-earlier quarter was 22.6%.
•We expect our ending community count to be approximately 240, which would result in a year-over-year decrease in our average community count in the low single-digit range.
2024 Full Year –
•We expect our housing revenues to be in the range of $6.40 billion to $6.80 billion, an increase from $6.37 billion for 2023.
•We expect our average selling price to be in the range of $480,000 to $490,000, compared to $481,300 for 2023.
•We expect our homebuilding operating income margin as a percentage of revenues to be approximately 11.0%, assuming no inventory-related charges, compared to 11.4% for 2023.
◦We expect our housing gross profit margin to be approximately 21.0%, assuming no inventory-related charges, compared to 21.4% for 2023.
◦We expect our selling, general and administrative expenses as a percentage of housing revenues to be about 10.0%, compared to 9.9% for 2023.
•We expect our effective tax rate to be approximately 24.0%, compared to 23.5% for 2023.
•We expect our ending community count to be approximately 270, up 12%, compared to 242 for 2023, and our average community count to be up about 5%.
In addition to factors discussed elsewhere in this report, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies). For instance, the Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during 2022 and 2023 to moderate persistent U.S. inflation created significant and ongoing headwinds for the housing market, tempering consumer demand for homes and disrupting credit and lending markets. In addition, while we experienced improvement with respect to supply chain-related disruptions as described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe they will persist to a certain degree in 2024. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in 2023, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues and returns.

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
•changes in existing tax laws or enacted corporate income tax rates, including those resulting from regulatory guidance and interpretations issued with respect thereto, such as the IRS’ recent guidance regarding heightened qualification requirements for federal tax credits for building energy-efficient homes;
•changes in U.S. trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with and retaliatory measures taken by other countries;
•disruptions in world and regional trade flows, economic activity and supply chains due to the military conflicts and other attacks in the Middle East region and in Ukraine, including those stemming from wide-ranging sanctions the U.S. and other countries have imposed or may further impose on Russian business sectors, financial organizations, individuals and raw materials, the impact of which may, among other things, increase our operational costs, create and/or exacerbate building materials and appliance shortages and/or reduce our revenues and earnings;
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
•widespread protests and/or civil unrest, whether due to political events, social movements or other reasons; and
•other events outside of our control.
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
The following tables present principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our debt obligations as of November 30, 2023 and 2022 (dollars in thousands):

	As of November 30, 2023 and for the Years Ending November 30,							Fair Value at November 30, 2023
	2024	2025	2026	2027	2028	Thereafter	Total
Fixed Rate	$—	$—	$—	$300,000	$—	$1,040,000	$1,340,000	$1,260,725
Weighted Average Effective Interest Rate	—%	—%	—%	7.1%	—%	5.5%	5.9%
Variable Rate (a)	$—	$—	$360,000	$—	$—	$—	$360,000	$360,000
Weighted Average Effective Interest Rate	—%	—%	6.8%	—%	—%	—%	6.8%
(a) The interest rate for our variable rate debt, which is solely comprised of the Term Loan, represents the weighted average interest rate in effect at November 30, 2023. Based upon the amount of variable rate debt outstanding at November 30, 2023, and holding the variable rate debt balance constant, each 100 basis-point increase in the interest rate would increase the interest we incur by approximately $3.6 million per year.

	As of November 30, 2022 and for the Years Ending November 30,							Fair Value at November 30, 2022
	2023	2024	2025	2026	2027	Thereafter	Total
Fixed Rate	$—	$—	$—	$—	$300,000	$1,040,000	$1,340,000	$1,205,875
Weighted Average Effective Interest Rate	—%	—%	—%	—%	7.1%	5.5%	5.9%
Variable Rate (b)	$—	$—	$—	$360,000	$150,000	$—	$510,000	$510,000
Weighted Average Effective Interest Rate	—%	—%	—%	5.6%	5.1%	—%	5.4%
(b) The interest rates for our variable rate debt, which was comprised of borrowings outstanding under the Credit Facility and the Term Loan, represents the weighted average interest rates in effect at November 30, 2022.
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

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2023	2022	2021
Total revenues	$6,410,629	$6,903,776	$5,724,930
Homebuilding:
Revenues	$6,381,106	$6,880,362	$5,705,029
Construction and land costs	(5,030,275)	(5,213,343)	(4,469,311)
Selling, general and administrative expenses	(632,094)	(629,645)	(574,376)
Operating income	718,737	1,037,374	661,342
Interest income	13,759	704	1,049
Equity in loss of unconsolidated joint ventures	(713)	(865)	(405)
Loss on early extinguishment of debt	—	(3,598)	(5,075)
Homebuilding pretax income	731,783	1,033,615	656,911
Financial services:
Revenues	29,523	23,414	19,901
Expenses	(5,726)	(5,762)	(5,055)
Equity in income of unconsolidated joint ventures	15,697	20,799	23,589
Financial services pretax income	39,494	38,451	38,435
Total pretax income	771,277	1,072,066	695,346
Income tax expense	(181,100)	(255,400)	(130,600)
Net income	$590,177	$816,666	$564,746
Earnings per share:
Basic	$7.25	$9.35	$6.22
Diluted	$7.03	$9.09	$6.01
Weighted average shares outstanding:
Basic	80,842	86,861	90,401
Diluted	83,380	89,348	93,587
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended November 30,
	2023	2022	2021
Net income	$590,177	$816,666	$564,746
Other comprehensive income:
Postretirement benefit plan adjustments:
Net actuarial gain arising during the period	2,720	17,463	2,664
Amortization of net actuarial (gain) loss	(112)	1,090	1,575
Amortization of prior service cost	—	—	86
Other comprehensive income before tax	2,608	18,553	4,325
Income tax expense related to items of other comprehensive income	(704)	(5,009)	(1,168)
Other comprehensive income, net of tax	1,904	13,544	3,157
Comprehensive income	$592,081	$830,210	$567,903
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2023	2022
Assets
Homebuilding:
Cash and cash equivalents	$727,076	$328,517
Receivables	366,862	322,767
Inventories	5,133,646	5,543,176
Investments in unconsolidated joint ventures	59,128	46,785
Property and equipment, net	88,309	89,234
Deferred tax assets, net	119,475	160,868
Other assets	96,987	101,051
	6,591,483	6,592,398
Financial services	56,879	59,532
Total assets	$6,648,362	$6,651,930

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$388,452	$412,525
Accrued expenses and other liabilities	758,227	736,971
Notes payable	1,689,898	1,838,511
	2,836,577	2,988,007
Financial services	1,645	3,128
Stockholders’ equity:
Preferred stock — $1.00 par value; 10,000,000 shares authorized; none issued	—	—
Common stock —$1.00 par value; 290,000,000 shares authorized at November 30, 2023 and 2022; 101,275,979 and 100,711,153 shares issued at November 30, 2023 and 2022	101,276	100,711
Paid-in capital	845,693	836,260
Retained earnings	3,676,924	3,143,578
Accumulated other comprehensive loss	(3,671)	(5,575)
Grantor stock ownership trust, at cost: 6,705,247 shares at November 30, 2023 and 2022	(72,718)	(72,718)
Treasury stock, at cost: 18,703,704 and 10,015,507 shares at November 30, 2023 and 2022, respectively	(737,364)	(341,461)
Total stockholders’ equity	3,810,140	3,660,795
Total liabilities and stockholders’ equity	$6,648,362	$6,651,930
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2023, 2022 and 2021
	Number of Shares			Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock
Balance at November 30, 2020	99,869	(7,124)	(1,107)	$99,869	$824,306	$1,868,896	$(22,276)	$(77,265)	$(27,761)	$2,665,769
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(226)	—	—	—	(226)
Net income	—	—	—	—	—	564,746	—	—	—	564,746
Other comprehensive income, net of tax	—	—	—	—	—	—	3,157	—	—	3,157
Dividends on common stock	—	—	—	—	—	(54,052)	—	—	—	(54,052)
Employee stock options/other	798	—	—	798	10,891	—	—	—	—	11,689
Stock awards	44	419	199	44	(15,481)	—	—	4,547	10,890	—
Stock-based compensation	—	—	—	—	28,904	—	—	—	—	28,904
Stock repurchases	—	—	(4,669)	—	—	—	—	—	(188,175)	(188,175)
Tax payments associated with stock-based compensation awards	—	—	(208)	—	—	—	—	—	(12,337)	(12,337)
Balance at November 30, 2021	100,711	(6,705)	(5,785)	100,711	848,620	2,379,364	(19,119)	(72,718)	(217,383)	3,019,475
Net income	—	—	—	—	—	816,666	—	—	—	816,666
Other comprehensive income, net of tax	—	—	—	—	—	—	13,544	—	—	13,544
Dividends on common stock	—	—	—	—	—	(52,452)	—	—	—	(52,452)
Stock awards	—	—	1,088	—	(41,824)	—	—	—	41,824	—
Stock-based compensation	—	—	—	—	29,464	—	—	—	—	29,464
Stock repurchases	—	—	(4,928)	—	—	—	—	—	(150,000)	(150,000)
Tax payments associated with stock-based compensation awards	—	—	(391)	—	—	—	—	—	(15,902)	(15,902)
Balance at November 30, 2022	100,711	(6,705)	(10,016)	100,711	836,260	3,143,578	(5,575)	(72,718)	(341,461)	3,660,795
Net income	—	—	—	—	—	590,177	—	—	—	590,177
Other comprehensive income, net of tax	—	—	—	—	—	—	1,904	—	—	1,904
Dividends on common stock	—	—	—	—	—	(56,831)	—	—	—	(56,831)
Employee stock options/other	565	—	—	565	8,292	—	—	—	—	8,857
Stock awards	—	—	927	—	(33,471)	—	—	—	33,471	—
Stock-based compensation	—	—	—	—	34,612	—	—	—	—	34,612
Stock repurchases, including excise tax	—	—	(9,244)	—	—	—	—	—	(415,136)	(415,136)
Tax payments associated with stock-based compensation awards	—	—	(371)	—	—	—	—	—	(14,238)	(14,238)
Balance at November 30, 2023	101,276	(6,705)	(18,704)	$101,276	$845,693	$3,676,924	$(3,671)	$(72,718)	$(737,364)	$3,810,140
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2023	2022	2021
Cash flows from operating activities:
Net income	$590,177	$816,666	$564,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated joint ventures	(14,984)	(19,934)	(23,184)
Distributions of earnings from unconsolidated joint ventures	23,171	11,038	18,511
Amortization of debt issuance costs and premiums	3,381	2,322	2,852
Depreciation and amortization	36,413	32,319	28,640
Deferred income taxes	41,393	16,510	53,767
Loss on early extinguishment of debt	—	3,598	5,075
Stock-based compensation	34,612	29,464	28,904
Inventory impairments and land option contract abandonments	11,424	37,301	11,953
Changes in assets and liabilities:
Receivables	(12,919)	(19,885)	(32,014)
Inventories	426,812	(785,557)	(897,750)
Accounts payable, accrued expenses and other liabilities	(62,200)	53,097	181,625
Other, net	5,419	6,479	19,579
Net cash provided by (used in) operating activities	1,082,699	183,418	(37,296)
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(27,694)	(28,439)	(11,523)
Return of investments in unconsolidated joint ventures	5,100	1,900	12,838
Purchases of property and equipment, net	(35,468)	(45,234)	(39,399)
Net cash used in investing activities	(58,062)	(71,773)	(38,084)
Cash flows from financing activities:
Proceeds from issuance of debt	—	350,000	390,000
Repayment of senior notes	—	(703,598)	(455,075)
Payment of issuance costs	—	(11,064)	(4,813)
Borrowings under revolving credit facility	170,000	1,685,000	340,000
Repayments under revolving credit facility	(320,000)	(1,535,000)	(340,000)
Borrowings under senior unsecured term loan	—	360,000	—
Payments on mortgages and land contracts due to land sellers and other loans	(3,843)	(567)	(2,250)
Issuance of common stock under employee stock plans	8,857	—	11,689
Stock repurchases	(411,438)	(150,000)	(188,175)
Tax payments associated with stock-based compensation awards	(14,238)	(15,902)	(12,337)
Payments of cash dividends	(56,831)	(52,452)	(54,052)
Net cash used in financing activities	(627,493)	(73,583)	(315,013)
Net increase (decrease) in cash and cash equivalents	397,144	38,062	(390,393)
Cash and cash equivalents at beginning of year	330,198	292,136	682,529
Cash and cash equivalents at end of year	$727,342	$330,198	$292,136
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Operations. KB Home is a builder of attached and detached single-family residential homes, townhomes and condominiums. As of November 30, 2023, we conducted ongoing operations in Arizona, California, Colorado, Florida, Idaho, Nevada, North Carolina, Texas and Washington. We also offer property and casualty insurance and, in certain instances, earthquake, flood and personal property insurance to our homebuyers in the same markets as our homebuilding reporting segments, and provide title services in the majority of our markets located within our Southwest, Central and Southeast homebuilding reporting segments. We offer mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, which is an unconsolidated joint venture between us and a third party.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $508.2 million at November 30, 2023 and $15.8 million at November 30, 2022. At November 30, 2023 and 2022, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
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
Property and Equipment and Depreciation. Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows: computer software and equipment – two to 15 years; model furnishings and sales office improvements – two to three years; office furniture and equipment – three to 10 years; and leasehold improvements – life of the lease. Repair and maintenance costs are expensed as incurred. Depreciation expense totaled $36.4 million in 2023, $32.3 million in 2022 and $28.6 million in 2021.
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
Our home sale transactions are made pursuant to contracts under which we typically have a single performance obligation to deliver a completed home to the homebuyer when closing conditions are met. Revenues from home sales are recognized when we have satisfied the performance obligation within the sales contract, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date. Under our home sales contracts, we typically receive an initial cash deposit from the homebuyer at the time the sales contract is executed and receive the remaining consideration to which we are entitled, through a third-party escrow agent, at closing. Customer deposits related to sold but undelivered homes are included in accrued expenses and other liabilities.
Concurrent with the recognition of revenues in our consolidated statements of operations, sales incentives in the form of price concessions on the selling price of a home or mortgage-related concessions are recorded as a reduction of revenues. When we provide sales incentives in the form of free products or services to homebuyers, the costs of the free products or services are reflected as construction and land costs because such incentives are identified in our home sales contracts with homebuyers as an intrinsic part of our single performance obligation to deliver and transfer title to their home for the transaction price stated in the contracts. Sales incentives that we may provide in the form of closing cost allowances are immaterial to the related revenues. Cash proceeds from home sale closings held by third-party escrow agents for our benefit, typically for less than five days, are considered deposits in-transit and classified as cash.

We may periodically elect to sell parcels of land to third parties if such assets no longer fit into our strategic operating plans or are zoned for non-residential development. Land sale transactions are made pursuant to contracts under which we typically have a performance obligation(s) to deliver specified land parcels to the buyer when closing conditions are met. We evaluate each land sales contract to determine our performance obligation(s) under the contract, including whether we have a distinct promise to perform post-closing land development work that is material within the context of the contract, and use objective criteria to determine our completion of the applicable performance obligation(s), whether at a point in time or over time. Revenues from land sales are recognized when we have satisfied the performance obligation(s) within the sales contract, which is generally when title to and possession of the land and the risks and rewards of ownership are transferred to the land buyer on the closing date. Under our land sales contracts, we typically receive an initial cash deposit from the buyer at the time the contract is executed and receive the remaining consideration to which we are entitled, through a third-party escrow agent, at closing. In the limited circumstances where we provide financing to the land buyer, we determine that collectability of the receivable is reasonably assured before we recognize revenue.
In instances where we have a distinct and material performance obligation(s) within the context of a land sales contract to perform land development work after the closing date, a portion of the transaction price under the contract is allocated to such performance obligation(s) and is recognized as revenue over time based upon our estimated progress toward the satisfaction of the performance obligation(s). We generally measure our progress based on our costs incurred relative to the total costs expected to satisfy the performance obligation(s). While the payment terms for such a performance obligation(s) vary, we generally receive the final payment when we have completed our land development work to the specifications detailed in the applicable land sales contract and it has been accepted by the land buyer.
Homebuilding revenues include forfeited deposits, which occur when home sales or land sales contracts, if any, that involve a nonrefundable deposit are cancelled. Revenues from forfeited deposits are immaterial.
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
Disaggregation of Revenues. Our homebuilding operations accounted for 99.5%, 99.7% and 99.7% of our total revenues for the years ended November 30, 2023, 2022 and 2021, respectively, with most of those revenues generated from home sales contracts with customers. Due to the nature of our revenue-generating activities, we believe the disaggregation of revenues as reported in our consolidated statements of operations, and as disclosed by homebuilding reporting segment in Note 2 – Segment Information and for our financial services reporting segment in Note 3 – Financial Services, fairly depicts how the nature, amount, timing and uncertainty of cash flows are affected by economic factors.
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
Our financial instruments consist of cash and cash equivalents, corporate-owned life insurance, outstanding borrowings under the Credit Facility, if any, and the Term Loan, senior notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques as appropriate. When available, we use quoted market prices in active markets to determine fair value.
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
Advertising Costs. We expense advertising costs as incurred. We incurred advertising costs of $34.2 million in 2023, $37.1 million in 2022 and $28.0 million in 2021.
Legal Fees. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with land acquisition and development and other activities that are expected to provide a benefit in future periods are capitalized to inventories in our consolidated balance sheets as incurred. We expensed legal fees of $10.4 million in 2023, $10.6 million in 2022 and $11.5 million in 2021.
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
Accumulated Other Comprehensive Loss. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2023 and 2022 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss related to our benefit plan obligations. Such adjustments are made annually as of November 30, when our benefit plan obligations are remeasured.
Earnings Per Share. We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at November 30, 2023, 2022 or 2021.
Adoption of New Accounting Pronouncements. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an incurred loss approach to a new expected credit loss methodology. On December 1, 2020, we adopted ASU 2016-13 using the modified retrospective method and recorded a cumulative effect adjustment to decrease beginning retained earnings by $.2 million, net of tax, to establish an allowance for credit losses for certain receivables on our consolidated balance sheet. The adoption of ASU 2016-13 did not materially impact our consolidated statements of operations or cash flows.
Recent Accounting Pronouncements Not Yet Adopted. In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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
As of November 30, 2023, our homebuilding reporting segments conducted ongoing operations in the following states:

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
Our financial services reporting segment earns revenues primarily from insurance commissions and from the provision of title services. We offer mortgage banking services, including mortgage loan originations, to our homebuyers indirectly through KBHS, our unconsolidated joint venture with GR Alliance, a subsidiary of Guaranteed Rate, Inc. We and GR Alliance each have a 50.0% ownership interest, with GR Alliance providing management oversight of KBHS’ operations. The financial services reporting segment is separately reported in our consolidated financial statements.
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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Years Ended November 30,
	2023	2022	2021
Revenues:
West Coast	$2,321,093	$3,050,506	$2,552,382
Southwest	1,169,948	1,110,045	965,139
Central	1,831,914	1,749,231	1,503,857
Southeast	1,058,151	970,580	683,651
Total	$6,381,106	$6,880,362	$5,705,029

	Years Ended November 30,
	2023	2022	2021
Pretax income (loss):
West Coast	$266,229	$519,524	$345,714
Southwest	188,497	238,143	186,351
Central	258,623	272,002	200,159
Southeast	147,274	152,178	77,663
Corporate and other	(128,840)	(148,232)	(152,976)
Total	$731,783	$1,033,615	$656,911

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(731)	$(612)	$62
Southwest	(127)	(249)	(466)
Central	—	—	—
Southeast	145	(4)	(1)
Total	$(713)	$(865)	$(405)

Inventory impairment and land option contract abandonment charges:
West Coast	$4,902	$27,354	$11,046
Southwest	57	900	536
Central	2,461	3,318	131
Southeast	4,004	5,729	240
Total	$11,424	$37,301	$11,953

	November 30,
	2023	2022
Inventories:
West Coast	$2,455,336	$2,425,141
Southwest	830,514	993,059
Central	942,168	1,278,420
Southeast	905,628	846,556
Total	$5,133,646	$5,543,176

Investments in unconsolidated joint ventures:
West Coast	$49,829	$41,597
Southwest	6,796	2,680
Central	—	—
Southeast	2,503	2,508
Total	$59,128	$46,785

Assets:
West Coast	$2,638,455	$2,631,598
Southwest	908,578	1,074,912
Central	1,158,949	1,493,486
Southeast	939,997	929,208
Corporate and other	945,504	463,194
Total	$6,591,483	$6,592,398

Note 3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Years Ended November 30,
	2023	2022	2021
Revenues
Insurance commissions	$17,804	$12,823	$10,486
Title services	11,719	10,572	9,415
Other	—	19	—
Total	29,523	23,414	19,901
Expenses
General and administrative	(5,726)	(5,762)	(5,055)
Operating income	23,797	17,652	14,846
Equity in income of unconsolidated joint ventures	15,697	20,799	23,589
Pretax income	$39,494	$38,451	$38,435

	November 30,
	2023	2022
Assets
Cash and cash equivalents	$266	$1,681
Receivables	2,783	3,475
Investments in unconsolidated joint ventures	19,354	26,678
Other assets (a)	34,476	27,698
Total assets	$56,879	$59,532
Liabilities
Accounts payable and accrued expenses	$1,645	$3,128
Total liabilities	$1,645	$3,128
(a)Other assets at November 30, 2023 and 2022 included $34.4 million and $27.6 million, respectively, of contract assets for estimated future renewal commissions.
Note 4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2023	2022	2021
Numerator:
Net income	$590,177	$816,666	$564,746
Less: Distributed earnings allocated to participating securities	(413)	(268)	(253)
Less: Undistributed earnings allocated to participating securities	(3,861)	(3,904)	(2,366)
Numerator for basic earnings per share	585,903	812,494	562,127
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	3,861	3,904	2,366
Less: Undistributed earnings reallocated to participating securities	(3,744)	(3,796)	(2,286)
Numerator for diluted earnings per share	$586,020	$812,602	$562,207

	Years Ended November 30,
	2023	2022	2021
Denominator:
Weighted average shares outstanding — basic	80,842	86,861	90,401
Effect of dilutive securities:
Share-based payments	2,538	2,487	3,186
Weighted average shares outstanding — diluted	83,380	89,348	93,587
Basic earnings per share	$7.25	$9.35	$6.22
Diluted earnings per share	$7.03	$9.09	$6.01
In 2023, 2022 and 2021, no outstanding stock options were excluded from the diluted earnings per share calculation. Contingently issuable shares associated with outstanding PSUs were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
Note 5.    Receivables
Receivables consisted of the following (in thousands):

	November 30,
	2023	2022
Due from utility companies, improvement districts and municipalities (a)	$197,102	$181,443
Recoveries related to self-insurance and other legal claims	107,065	76,581
Refundable deposits and bonds	13,292	17,610
Other	53,615	52,201
Subtotal	371,074	327,835
Allowance for doubtful accounts	(4,212)	(5,068)
Total	$366,862	$322,767
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
Note 6.    Inventories
Inventories consisted of the following (in thousands):

	November 30,
	2023	2022
Homes completed or under construction	$2,106,149	$2,414,675
Land under development	3,027,497	3,128,501
Total	$5,133,646	$5,543,176
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
Land under development at November 30, 2023 and 2022 included land held for future development of $17.0 million and $10.2 million, respectively. Land held for future development principally relates to land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets are generally located in submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled.
Our interest costs were as follows (in thousands):

	Years Ended November 30,
	2023	2022	2021
Capitalized interest at beginning of year	$145,494	$161,119	$190,113
Interest incurred	107,086	120,859	120,514
Interest amortized to construction and land costs (a)	(118,205)	(136,484)	(149,508)
Capitalized interest at end of year	$134,375	$145,494	$161,119
(a)Interest amortized to construction and land costs for the years ended November 30, 2023 and 2021 included nominal amounts related to land sales during the periods.
Note 7.    Inventory Impairments and Land Option Contract Abandonments
Each community or land parcel in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each community or land parcel on a quarterly basis and include, but are not limited to, the following: significant decreases in net orders, average selling prices, volume of homes delivered, gross profit margins on homes delivered or projected gross profit margins on homes in backlog or future deliveries; significant increases in budgeted land development and home construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a community or land parcel, the identified asset is evaluated for recoverability. We evaluated five, five and one communities or land parcels for recoverability as of November 30, 2023, 2022 and 2021, respectively. The carrying values of those communities or land parcels evaluated as of November 30, 2023, 2022 and 2021 were $89.3 million, $118.7 million and $29.9 million, respectively. In addition, we evaluated land held for future development for recoverability as of November 30, 2023, 2022 and 2021. Inventory impairment charges are included in construction and land costs in our consolidated statements of operations.
When an indicator of potential impairment is identified for a community or land parcel, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which the asset is located as well as factors known to us at the time the cash flows are calculated. These factors may include recent trends in our orders, backlog, cancellation rates and volume of homes delivered, as well as our expectations related to the following: product offerings; market supply and demand, including estimated average selling prices and related price appreciation; and land development, home construction and overhead costs to be incurred and related cost inflation. Based on these recoverability considerations, we recognized no inventory impairment charges in 2023. With respect to the year ended November 30, 2022, our expectations considered the weakening in U.S. housing demand in the year’s second half, rising interest rates and inflation levels, and significant year-over-year decreases in our net orders per community in the 2022 third and fourth quarters, driven in part by a substantial increase in cancellations. We also considered the year-over-year decline in our year-end backlog, both in number of homes and value; estimated average selling prices and housing gross profit margins based on the then-current and anticipated conditions in the markets where assessed assets are located; and ongoing supply chain disruptions and delays with respect to state and municipal permitting, inspection and utility processes on our construction cycle times. Based on these recoverability considerations, we recognized inventory impairment charges for certain inventory assets in the 2022 fourth quarter, as described below. Our inventory is assessed for potential impairment on a quarterly basis, and the assumptions used are reviewed and adjusted, as necessary, to reflect the market conditions and trends and our expectations at the time each assessment is performed.
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
The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to impaired communities, other than land held for sale, written down to fair value during the years presented:

Years Ended November 30,
Unobservable Input (a)	2023	2022	2021
Average selling price	n/a	$475,500 - $1,076,200	$471,000 - $949,400
Deliveries per month	n/a	2 - 4	4 - 5
Discount rate	n/a	17% - 21%	18% - 19%
(a)Ranges of inputs presented primarily reflect differences between the housing markets where each impacted community is located, rather than fluctuations in prevailing market conditions.
Based on the results of our evaluations, we recognized no inventory impairment charges in 2023. In 2022, we recognized inventory impairment charges of $24.1 million related to four communities with a post-impairment fair value of $41.3 million. In 2021, we recognized inventory impairment charges of $9.9 million related to two communities with a post-impairment fair value of $18.0 million. The impairment charges in 2022 and 2021 reflected our decisions to make changes in our operational strategies aimed at more quickly monetizing our investment in certain communities, mainly by accelerating the overall pace for selling, building and delivering homes therein, including communities on land previously held for future development. If we change our strategy or if there are changes in market conditions for any given asset, it is possible that we may recognize additional inventory impairment charges.
As of November 30, 2023, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $73.9 million, representing five communities and various other land parcels. As of November 30, 2022, the aggregate carrying value of our inventory that had been impacted by inventory impairment charges was $102.9 million, representing eight communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed to determine whether it continues to meet our investment return standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by the following factors relative to the market in which the asset is located, among others: current and/or anticipated net orders, average selling prices and volume of homes delivered; estimated land development and home construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $11.4 million in 2023,

$13.2 million in 2022 and $2.1 million in 2021. Land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each community or land parcel in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future net order and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, based on current market conditions and expected delivery timelines, we estimate our inventory assets’ remaining operating lives to range generally from one year to in excess of 10 years, and expect to realize, on an overall basis, the majority of our inventory balance as of November 30, 2023 within five years.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated, especially in periods of volatile housing market or economic conditions.
Note 8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at November 30, 2023 and 2022 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at November 30, 2023 and 2022 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
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
We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. As a result of our analyses, we determined that as of November 30, 2023 and 2022, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	November 30, 2023		November 30, 2022
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$21,554	$727,620	$22,399	$635,502
Other land option contracts and other similar contracts	23,464	540,912	29,451	529,430
Total	$45,018	$1,268,532	$51,850	$1,164,932
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $18.5 million at November 30, 2023 and $33.1 million at November 30, 2022. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contract, we consider the non-refundable deposit(s) we have made and any non-reimbursable expenditures we have incurred for land improvement activities or other items up to the assessment date; additional costs associated with abandoning the contract; and our commitments, if any, to incur non-reimbursable costs associated with the contract. As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $21.5 million at November 30, 2023 and $5.1 million at November 30, 2022.
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
We had investments in six unconsolidated joint ventures as of November 30, 2023, 2022 and 2021. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2023	2022	2021
Revenues	$2,871	$5,251	$14,818
Construction and land costs	(1,111)	(3,875)	(12,398)
Other expenses, net	(2,907)	(2,935)	(2,640)
Loss	$(1,147)	$(1,559)	$(220)

The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	November 30,
	2023	2022
Assets
Cash	$16,260	$14,066
Receivables	3,437	3,394
Inventories	152,456	114,465
Other assets	679	633
Total assets	$172,832	$132,558

Liabilities and equity
Accounts payable and other liabilities	$9,632	$8,369
Notes payable (a)	53,386	34,396
Equity	109,814	89,793
Total liabilities and equity	$172,832	$132,558
(a)    As of both November 30, 2023 and 2022, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit it entered into with a third-party lender in April 2022 to finance its land acquisition, development and construction activities. Borrowings under this line of credit, which has a maximum commitment of $62.0 million, are secured by the underlying property and related project assets. The line of credit is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. None of our other unconsolidated joint ventures had outstanding debt at November 30, 2023 or 2022.
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
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint ventures, mostly comprised of KBHS’s activities (in thousands):

	Years Ended November 30,
	2023	2022	2021
Revenues	$100,785	$115,173	$126,398
Expenses	(69,390)	(73,573)	(79,221)
Income	$31,395	$41,600	$47,177
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

The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	November 30,
	2023	2022
Assets
Cash and cash equivalents	$29,163	$28,120
Mortgage loans held for sale	164,252	250,572
Other assets	18,380	33,176
Total assets	$211,795	$311,868

Liabilities and equity
Accounts payable and other liabilities	$13,763	$15,590
Funding facilities	159,324	242,944
Equity	38,708	53,334
Total liabilities and equity	$211,795	$311,868
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest rate lock commitments. KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans, as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $13.9 million at November 30, 2023 and $29.8 million at November 30, 2022. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, were losses of $16.0 million for 2023 and gains of $20.3 million and $2.8 million for 2022 and 2021, respectively.
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
Funding facilities. KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of November 30, 2023. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2024. The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of our Guarantor Subsidiaries.

Note 10.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	November 30,
	2023	2022
Computer software and equipment	$52,323	$47,628
Model furnishings and sales office improvements	99,857	100,276
Leasehold improvements, office furniture and equipment	19,824	18,910
Subtotal	172,004	166,814
Accumulated depreciation	(83,695)	(77,580)
Total	$88,309	$89,234
Note 11.    Other Assets
Other assets consisted of the following (in thousands):

	November 30,
	2023	2022
Cash surrender value of corporate-owned life insurance contracts	$53,079	$55,591
Lease right-of-use assets	24,725	25,469
Prepaid expenses	15,879	15,645
Debt issuance costs associated with unsecured revolving credit facility, net	3,304	4,346
Total	$96,987	$101,051
Note 12.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2023	2022
Self-insurance and other legal liabilities	$269,735	$234,128
Employee compensation and related benefits	171,408	182,443
Warranty liability	98,000	101,890
Customer deposits	58,910	76,738
Inventory-related obligations (a)	41,525	19,136
Accrued interest payable	29,391	29,989
Lease liabilities	26,531	27,494
Real estate and business taxes	15,169	17,557
Federal and state taxes payable	1,851	3,671
Other	45,707	43,925
Total	$758,227	$736,971
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

Note 13.    Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Some of our leases include one or more renewal options, the exercise of which is generally at our discretion. Such options are excluded from the expected term of the lease unless we determine it is reasonably certain the option will be exercised. Lease liabilities are equal to the present value of the remaining lease payments while the amount of lease right-of-use assets is based on the lease liabilities, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments. In determining our incremental borrowing rate, we considered the lease term, market interest rates, current interest rates on our senior notes and the effects of collateralization. Our lease population at November 30, 2023 was comprised of operating leases where we are the lessee, primarily real estate leases for our corporate offices, division offices and design studios, as well as certain equipment leases. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. For the years ended November 30, 2023, 2022 and 2021, our total lease expense was $22.1 million, $20.7 million and $17.3 million, respectively, and included short-term lease costs of $8.6 million, $7.7 million and $4.7 million, respectively. Variable lease costs and external sublease income for the years ended November 30, 2023, 2022 and 2021 were immaterial.
The following table presents our lease right-of-use assets, lease liabilities and the weighted-average remaining lease term and weighted-average discount rate (incremental borrowing rate) used in calculating the lease liabilities (dollars in thousands):

	November 30,
	2023	2022
Lease right-of-use assets (a)	$24,773	$25,545
Lease liabilities (b)	26,581	27,580
Weighted-average remaining lease term	3.0 years	3.5 years
Weighted-average discount rate (incremental borrowing rate)	4.8%	5.0%
(a)Represents lease right-of-use assets within our homebuilding operations and financial services operations of $24.7 million and $.1 million, respectively, at November 30, 2023, and $25.5 million and $.1 million, respectively, at November 30, 2022.
(b)Represents lease liabilities within our homebuilding operations and financial services operations of $26.5 million and $.1 million, respectively, at November 30, 2023, and $27.5 million and $.1 million, respectively, at November 30, 2022.

The following table presents additional information about our leases (in thousands):

	Years Ended November 30,
	2023	2022
Lease right-of-use assets obtained in exchange for new lease liabilities	$9,195	$3,941
Cash payments on lease liabilities	12,592	11,169

As of November 30, 2023, the future minimum lease payments required under our leases are as follows (in thousands):

Years Ending November 30,
2024	$11,917
2025	8,979
2026	3,467
2027	2,425
2028	1,619
Thereafter	213
Total lease payments	28,620
Less: Interest	(2,039)
Present value of lease liabilities	$26,581
Note 14.    Income Taxes
Income Tax Expense. The components of the income tax expense in our consolidated statements of operations are as follows (in thousands):

	Federal	State	Total
2023
Current	$(123,200)	$(17,200)	$(140,400)
Deferred	(8,400)	(32,300)	(40,700)
Income tax expense	$(131,600)	$(49,500)	$(181,100)

2022
Current	$(194,400)	$(49,500)	$(243,900)
Deferred	(2,900)	(8,600)	(11,500)
Income tax expense	$(197,300)	$(58,100)	$(255,400)

2021
Current	$(44,300)	$(33,700)	$(78,000)
Deferred	(47,200)	(5,400)	(52,600)
Income tax expense	$(91,500)	$(39,100)	$(130,600)
Our effective tax rates were 23.5% for 2023, 23.8% for 2022 and 18.8% for 2021.
In 2023, our income tax expense and effective tax rate included the favorable impacts of $25.2 million of Section 45L tax credits we recognized primarily from building energy-efficient homes and $5.5 million of excess tax benefits related to stock-based compensation, partly offset by $12.2 million of non-deductible executive compensation expense. In 2022, our income tax expense and effective tax rate reflected the favorable impacts of $22.6 million of Section 45L tax credits we recognized primarily from building energy-efficient homes and $1.8 million of excess tax benefits related to stock-based compensation, partly offset by $9.7 million of non-deductible executive compensation expense. In 2021, our income tax expense and effective tax rate reflected the favorable impacts of $49.5 million of Section 45L tax credits we recognized primarily from building energy-efficient homes and $7.1 million of excess tax benefits related to stock-based compensation, partly offset by $11.3 million of non-deductible executive compensation expense.
On August 16, 2022, the IRA was enacted into law. The IRA contains significant tax law changes, including a CAMT of 15% on adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases after December 31, 2022. If applicable, the CAMT will not be effective for us until our fiscal year ending November 30, 2024. The IRA also extended the Section 45L tax credit for building new energy-efficient homes for homes delivered from January 1, 2022 (retroactively) through December 31, 2032, as well as modified and increased it starting in 2023. Previously, the Section 45L tax credit expired for homes delivered after December 31, 2021. The Section 45L tax credits we recognized in 2023 and

2022 reflected the impact of the extension and modifications, as applicable, under the IRA. We are currently evaluating the other potential effects of the IRA on our consolidated financial statements.
The IRA tied Section 45L tax credit qualification for energy-efficient homes built on and after January 1, 2023 to new homes achieving ENERGY STAR certification. In late September 2023, the IRS issued Notice 2023-65, which provided guidance on the Section 45L tax credit qualifications for ENERGY STAR homes built on or after January 1, 2023. This guidance, retroactively effective for the year, resulted in a reduction in our estimated Section 45L tax credits for 2023, primarily due to fewer of the ENERGY STAR homes we built in California meeting the heightened qualifications the IRS selected for homes built in that state relative to other states. Our income tax expense for the 2023 fourth quarter reflected the cumulative impact of the September 2023 guidance.
On February 9, 2022, California enacted legislation restoring the California NOL deduction for tax years beginning on or after January 1, 2022, which was effective for our 2023 fiscal year. The California NOL deductions for tax years 2022 and 2021 had been suspended by previous legislation. Although the restoration of California NOL deductions did not have an impact on our income tax expense for the year ended November 30, 2023, it contributed to the year-over-year decrease in the amount of taxes we paid in 2023.
Deferred Tax Assets, Net. Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2023	2022
Deferred tax liabilities:
Capitalized expenses	$29,395	$32,646
State taxes	12,152	18,698
Depreciation and amortization	8,179	8,628
Other	374	416
Total	50,100	60,388

Deferred tax assets:
Warranty, legal and other accruals	53,805	63,424
Employee benefits	51,325	55,382
NOLs from 2006 through 2023	33,827	60,680
Capitalized expenses	22,538	24,665
Inventory impairment and land option contract abandonment charges	15,878	24,871
Partnerships and joint ventures	6,193	7,386
Tax credits	1,857	—
Other	1,052	1,948
Total	186,475	238,356
Valuation allowance	(16,900)	(17,100)
Total	169,575	221,256
Deferred tax assets, net	$119,475	$160,868
Reconciliation of Expected Income Tax Expense. The income tax expense computed at the statutory U.S. federal income tax rate and the income tax expense provided in our consolidated statements of operations differ as follows (dollars in thousands):

	Years Ended November 30,
	2023		2022		2021
	$	%	$	%	$	%
Income tax expense computed at statutory rate	$(161,982)	(21.0)%	$(225,121)	(21.0)%	$(146,023)	(21.0)%
Tax credits	25,218	3.3	22,565	2.1	49,522	7.1
Depreciation and amortization	4,443	.6	1,444	.2	5,872	.8
Valuation allowance for deferred tax assets	200	—	300	—	600	.1
Non-deductible compensation	(9,975)	(1.3)	(7,905)	(.7)	(9,241)	(1.3)
State taxes, net of federal income tax benefit	(39,307)	(5.1)	(46,139)	(4.3)	(31,378)	(4.5)
Other, net	303	—	(544)	(.1)	48	—
Income tax expense	$(181,100)	(23.5)%	$(255,400)	(23.8)%	$(130,600)	(18.8)%
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
Our deferred tax assets of $136.4 million at November 30, 2023 and $178.0 million at November 30, 2022 were partially offset in each year by valuation allowances of $16.9 million and $17.1 million, respectively. The deferred tax asset valuation allowances at November 30, 2023 and 2022 were primarily related to certain state NOLs that had not met the “more likely than not” realization standard at those dates. As a result of our utilization of certain state NOLs, we reduced the valuation allowance by $.2 million in 2023. As of November 30, 2023, we would need to generate approximately $496.0 million of pretax income in future periods before 2042 to realize our deferred tax assets. Based on the evaluation of our deferred tax assets as of November 30, 2023 and 2022, we determined that most of our deferred tax assets would be realized.
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
The majority of the tax benefits associated with our NOLs can be carried forward for 20 years and applied to offset future taxable income. Depending on their applicable statutory period, the state NOL carryforwards of $33.8 million, if not utilized, will begin to expire between 2025 and 2043. State NOL carryforwards of $.1 million and $.2 million expired in 2022 and 2021, respectively. No state NOL carryforwards expired in 2023.
Unrecognized Tax Benefits. Gross unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of gross unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2023	2022	2021
Balance at beginning of year	$975	$930	$—
Increase related to prior years’ tax positions	1,401	45	930
Balance at end of year	$2,376	$975	$930
We had unrecognized tax benefits of $2.4 million as of November 30, 2023, $1.0 million as of November 30, 2022 and $.9 million as of November 30, 2021. Our unrecognized tax benefits are included in accrued expenses and other liabilities in our consolidated balance sheets. We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes.
If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is possible that the amount of unrecognized tax benefits will change, but we are not able to provide a range of such change. The potential change, if any, will be related to increases due to new tax positions taken and the accrual of interest and penalties. Our total accrued interest and penalties related to unrecognized income tax benefits was approximately $.1 million at November 30, 2023 and less than $.1 million at November 30, 2022. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect our annual effective tax rate but would accelerate the payment of cash to a tax authority to an earlier period. The fiscal years ending 2020 and later remain open to federal examinations, while 2019 and later remain open to state examinations.
The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2023, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Note 15.    Notes Payable
Notes payable consisted of the following (in thousands):

	November 30,
	2023	2022
Unsecured revolving credit facility	$—	$150,000
Senior unsecured term loan due August 25, 2026	358,156	357,485
6.875% Senior notes due June 15, 2027	298,062	297,595
4.80% Senior notes due November 15, 2029	297,572	297,230
7.25% Senior notes due July 15, 2030	346,101	345,663
4.00% Senior notes due June 15, 2031	386,199	385,778
Mortgages and land contracts due to land sellers and other loans (at an interest rate of 3.0% to 4.5% at November 30, 2023 and 4.5% at November 30, 2022)	3,808	4,760
Total	$1,689,898	$1,838,511
The carrying amounts of the Term Loan and senior notes listed above are net of debt issuance costs, which totaled $13.9 million at November 30, 2023 and $16.2 million at November 30, 2022.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio, as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either an Interest Coverage Ratio or a minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of November 30, 2023, we had no cash borrowings and $6.7 million of letters of credit outstanding under the Credit Facility. Therefore, as of November 30, 2023, we had $1.08 billion available for cash borrowings under the Credit Facility, with up to $243.3 million of that amount available for the issuance of letters of credit. As of November 30, 2022, the weighted average annual interest rate on our outstanding borrowings under the Credit Facility was 5.1%.
Senior Unsecured Term Loan. We have a Term Loan with the lenders party thereto. On November 14, 2022, we borrowed $360.0 million under the Term Loan and, on November 15, 2022, we used the proceeds toward the redemption of our then-outstanding $350.0 million in aggregate principal amount of 7.625% Senior Notes due 2023 at par. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). Interest under the Term Loan accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. The proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of November 30, 2023 and 2022, the weighted average annual interest rates on our outstanding borrowings under the Term Loan were 6.8% and 5.6%, respectively.
LOC Facility. We maintain an LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, we may issue up to $75.0 million of letters of credit. On August 10, 2023, we entered into an amendment to our LOC Facility that extended the expiration date from February 13, 2025 to February 18, 2027. As of November 30, 2023 and 2022, we had letters of credit outstanding under the LOC Facility of $12.5 million and $36.4 million, respectively.
Senior Notes. All the senior notes outstanding at November 30, 2023 and 2022 represent senior unsecured obligations that are guaranteed by certain of our subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
The key terms of each of our senior notes outstanding as of November 30, 2023 were as follows (dollars in thousands):

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
On June 22, 2022, we completed the underwritten public offering of $350.0 million in aggregate principal amount of 7.25% Senior Notes due 2030 at 100% of their aggregate principal amount. Net proceeds from this offering totaled $345.5 million, after deducting the underwriting discount and our expenses relating to the offering. Interest on the 7.25% Senior Notes due 2030 is payable semi-annually in arrears on January 15 and July 15, and commenced on January 15, 2023. These notes will mature on July 15, 2030.
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
As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments. There are no agreements that restrict our payment of dividends other than the Credit Facility and the Term Loan, which would restrict our payment of certain dividends, such as cash dividends on our common stock, if a default under the Credit Facility or the Term Loan exists at the time of any such payment, or if any such payment would result in such a default (other than dividends paid within 60 days after declaration, if there was no default at the time of declaration).
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of November 30, 2023, inventories having a carrying value of $30.5 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
Shelf Registration. On July 10, 2023, we filed the 2023 Shelf Registration with the SEC. As with our prior shelf registration statements, the 2023 Shelf Registration registers the offering of securities that we may issue from time to time in amounts to be determined. Our ability to issue securities is subject to market conditions and, with respect to debt securities, other factors impacting our borrowing capacity. We have not made any offerings of securities under the 2023 Shelf Registration.
Principal payments on our notes payable are due during each year ending November 30 as follows: 2024 — $3.4 million; 2025 — $.4 million; 2026 — $360.0 million; 2027 — $300.0 million; 2028 — $0; and thereafter — $1.04 billion.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value hierarchy and our assets measured at fair value on a nonrecurring basis for the years ended November 30, 2023 and 2022 (in thousands):

		November 30, 2023			November 30, 2022
Description	Fair Value Hierarchy	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)	Pre-Impairment Value	Inventory Impairment Charges	Fair Value (a)
Inventories	Level 3	$—	$—	$—	$65,372	$(24,077)	$41,295
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
The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		November 30,
		2023		2022
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,327,934	$1,260,725	$1,326,266	$1,205,875
(a)The carrying value for the senior notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.
The fair values of our senior notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, outstanding borrowings under the Credit Facility, if any, and the Term Loan, and mortgages and land contracts due to land sellers and other loans approximate fair values. The carrying value of corporate-owned life insurance is based on the cash surrender value of the policies and, accordingly, approximates fair value.
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
The changes in our warranty liability were as follows (in thousands):

	Years Ended November 30,
	2023	2022	2021
Balance at beginning of year	$101,890	$96,153	$91,646
Warranties issued	37,424	39,476	34,627
Payments	(45,314)	(33,739)	(26,120)
Adjustments	4,000	—	(4,000)
Balance at end of year	$98,000	$101,890	$96,153
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
Our self-insurance liability is presented on a gross basis for all years without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $31.1 million and $32.7 million are included in receivables in our consolidated balance sheets at November 30, 2023 and 2022, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from year to year. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.

The changes in our self-insurance liability were as follows (in thousands):

	Years Ended November 30,
	2023	2022	2021
Balance at beginning of year	$175,977	$189,131	$194,180
Self-insurance provided	18,351	21,926	19,665
Payments	(20,896)	(21,984)	(29,369)
Adjustments (a)	6,400	(13,096)	4,655
Balance at end of year	$179,832	$175,977	$189,131
(a)Represents net changes in estimated probable recoveries related to self-insurance, which are recorded in receivables, to present our self-insurance liability on a gross basis, and an adjustment to increase our previously recorded liability by $6.5 million in 2023, $7.0 million in 2022 and $6.8 million in 2021. The 2022 amount was largely impacted by a change in the actuarially determined estimate of probable recoveries associated with higher self-insured retention levels in our more recent coverage years, and an insurance carrier’s payment of a portion of a townhome claim settlement reached in the 2022 first quarter.
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
In addition to the risk that is effectively self-insured through our captive insurance subsidiary, we often obtain project-specific insurance coverage for construction defect risk on attached projects (e.g., condominiums or townhomes) with policy deductibles generally ranging from $50,000 to $250,000. We record estimated liabilities and recoveries for projected losses related to these projects on a gross basis, including for known claims as well as estimates for claims incurred but not yet reported, to the extent such amounts are considered probable and estimable.
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of November 30, 2023, we had approximately 484 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At November 30, 2023, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries, including an estimate for claims incurred but not yet reported. While it is reasonably possible that our losses could exceed the amounts accrued and our recoveries could be less than the amounts recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible as each of these is dependent on several factors, including the extent of additional claims to be reported in future periods; the nature of any specific claims; our evaluation of the particular facts surrounding each such claim; and the actions of third parties over which we have no control.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2023, we had $1.32 billion of performance bonds and $19.1 million of letters of credit outstanding. At November 30, 2022, we had $1.27 billion of performance bonds and $43.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At November 30, 2023, we had total cash deposits of $45.0 million to purchase land having an aggregate purchase price of $1.27 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
Civil Subpoena. On October 2, 2023, we received a subpoena from the U.S. Department of Justice Civil Division, dated September 27, 2023, to produce certain documents and testimony with respect to the inspection, rating, marketing and advertising of our ENERGY STAR homes, including our contracts and/or communications with U.S. EPA and third-party ENERGY STAR rating companies, real estate brokers, real estate appraisers, financial institutions and other parties, as well as inspection-related guidelines, instructions, methods, policies, processes and procedures. We are cooperating with the government, producing documents and information. As of the date of this report, we are unable to predict what actions the government will take, if any; the timing or nature of the ultimate outcome in this matter; or the impact, if any, such outcome may have on our business or consolidated financial statements. As a result, while a loss or penalty, if any, is reasonably possible in this matter, it is not considered to be probable or estimable.
Note 18.    Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of November 30, 2023, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
Note 19.    Stockholders’ Equity
Preferred Stock. To help protect the benefits of our NOLs and other deferred tax assets from an ownership change under Section 382, we have in place a rights agreement and distributed a dividend of one preferred share purchase right for each outstanding share of common stock.
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
On April 7, 2022, our board of directors authorized us to repurchase up to $300.0 million of our outstanding common stock. This authorization replaced the 2021 board of directors authorization, which had 331,400 shares remaining for repurchase. In 2022, we repurchased 4,927,499 shares of our common stock on the open market pursuant to the 2022 authorization at a total cost of $150.0 million. As of November 30, 2022, there was $150.0 million of remaining availability under this share repurchase authorization. In the 2023 first quarter, we repurchased 1,965,442 shares of our common stock on the open market pursuant to this authorization at a total cost of approximately $75.0 million. On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock. This authorization replaced the 2022 board of directors authorization. In the 2023 second, third and fourth quarters, we repurchased 7,278,995 shares of our common stock on the open market pursuant to the 2023 authorization at a total cost of $336.4 million, bringing our total repurchases for the year ended November 30, 2023 to 9,244,437 shares of common stock at a total cost of approximately $411.4 million. Repurchases under the current authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of November 30, 2023, we were authorized to repurchase up to $163.6 million of our outstanding common stock in additional transactions.
In the 2023 first and second quarters, our board of directors declared quarterly cash dividends of $.15 per share of common stock. Our board of directors approved a $.05 per share increase in the quarterly cash dividend on our common stock to $.20 per share in the 2023 third quarter, and declared quarterly dividends at the new higher rate for the 2023 third and fourth quarters of 2023. In 2022 and 2021, our board of directors declared four quarterly cash dividends of $.15 per share. All dividends declared during 2023, 2022 and 2021 were also paid during those years.

Treasury Stock. In addition to the shares purchased pursuant to our share repurchase program, we acquired $14.2 million, $15.9 million and $12.3 million of our common stock in 2023, 2022 and 2021, respectively. A portion of the common stock acquired in 2023, 2022 and 2021 consisted of previously issued shares delivered to us by employees to satisfy their withholding tax obligations on the vesting of PSUs and restricted stock awards or of forfeitures of previous restricted stock awards. Treasury stock is recorded at cost. Differences between the cost of treasury stock and the reissuance proceeds are recorded to paid-in capital. These transactions are not considered repurchases under the share repurchase program described above.
Note 20.    Accumulated Other Comprehensive Loss
The following table presents the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

Postretirement Benefit Plan Adjustments	Total Accumulated Other Comprehensive Loss
Balance at November 30, 2021	$(19,119)
Other comprehensive income before reclassifications	17,463
Amounts reclassified from accumulated other comprehensive loss	1,090
Income tax expense related to items of other comprehensive income	(5,009)
Other comprehensive income, net of tax	13,544
Balance at November 30, 2022	(5,575)
Other comprehensive income before reclassifications	2,720
Amounts reclassified from accumulated other comprehensive loss	(112)
Income tax expense related to items of other comprehensive income	(704)
Other comprehensive income, net of tax	1,904
Balance at November 30, 2023	$(3,671)

The amounts reclassified from accumulated other comprehensive loss consisted of the following (in thousands):

	Years Ended November 30,
Details About Accumulated Other Comprehensive Loss Components	2023	2022	2021
Postretirement benefit plan adjustments
Amortization of net actuarial (gain) loss	$(112)	$1,090	$1,575
Amortization of prior service cost	—	—	86
Total reclassifications (a)	$(112)	$1,090	$1,661
(a)The accumulated other comprehensive loss components are included in the computation of net periodic benefit costs as further discussed in Note 22 – Postretirement Benefits.
There is no estimated prior service cost expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2024.
Note 21.    Employee Benefit and Stock Plans
Most of our employees are eligible to participate in the KB Home 401(k) Savings Plan (“401(k) Plan”) under which we match employee contributions up to 6% of eligible compensation per payroll period. The aggregate cost of the 401(k) Plan to us was $8.3 million in 2023, $8.2 million in 2022 and $7.2 million in 2021. The assets of the 401(k) Plan are held by a third-party trustee, with an affiliate of the trustee managing some fund options offered by the 401(k) Plan. The 401(k) Plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. As of November 30, 2023, 2022 and 2021, approximately 5%, 3% and 4%, respectively, of the 401(k) Plan’s net assets at each period were invested in our common stock.

Approval of the Amended and Restated KB Home 2014 Equity Incentive Plan. At our Annual Meeting of Stockholders held on April 20, 2023, our stockholders approved the Amended and Restated KB Home 2014 Equity Incentive Plan (“Amended and Restated 2014 Plan”), confirming, among other things, an aggregate share grant capacity for stock-based awards to our employees, non-employee directors and consultants of 18,200,000 shares through approving and incorporating the base amount of 12,300,000 shares under the predecessor Amended KB Home 2014 Equity Incentive Plan and adding 5,900,000 shares. In addition, if an award made under the Amended and Restated KB Home 2014 Equity Incentive Plan subsequently expires or is canceled, forfeited or settled for cash, then any shares associated with such award may, to the extent of such expiration, cancellation, forfeiture or cash settlement, be used again for new grants under the plan, and shares tendered or withheld to satisfy tax withholding obligations with respect to a full value award may be used again for new grants under the plan. The Amended and Restated 2014 Plan is our only active equity compensation plan. As with the Amended KB Home 2014 Equity Incentive Plan, under the Amended and Restated 2014 Plan, grants of stock options and other similar awards reduce the share grant capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the share grant capacity on a 1.78-for-1 basis. Any shares that again become available for grant will be added back to the equity incentive plan’s available grant capacity in the same manner in which they were initially deducted (i.e., 1-for-1 or 1.78-for-1). The Amended and Restated 2014 Plan provides stock options and SARs may be awarded for periods of up to 10 years, and enables us to grant other stock-based awards and cash bonuses.
Stock-Based Compensation. With the approval of the management development and compensation committee, consisting entirely of independent members of our board of directors, we have provided compensation benefits to certain of our employees in the form of stock options, restricted stock and PSUs. Certain stock-based compensation benefits are also provided to our non-employee directors pursuant to the Non-Employee Directors Compensation Plan (“Director Plan”). Compensation expense related to equity-based awards is included in selling, general and administrative expenses in our consolidated statements of operations.
The following table presents our stock-based compensation expense (in thousands):

	Years Ended November 30,
	2023	2022	2021
Restricted stock	$9,659	$8,743	$7,139
PSUs	23,065	18,757	19,512
Director awards	1,888	1,964	2,253
Total	$34,612	$29,464	$28,904
Stock Options. Stock option transactions are summarized as follows:

	Years Ended November 30,
	2023		2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	1,674,393	$15.56	1,674,393	$15.56	2,462,714	$15.32
Granted	—	—	—	—	—	—
Exercised	(564,826)	15.68	—	—	(788,321)	14.83
Cancelled	—	—	—	—	—	—
Options outstanding at end of year	1,109,567	$15.50	1,674,393	$15.56	1,674,393	$15.56
Options exercisable at end of year	1,109,567	$15.50	1,674,393	$15.56	1,674,393	$15.56
Options available for grant at end of year	8,245,553		3,260,585		4,096,427
There were no stock options granted in 2023, 2022 or 2021. We have not granted any stock option awards since 2016. The total intrinsic value of stock options exercised was $17.4 million in 2023 and $22.1 million in 2021. There were no stock options exercised in 2022. The aggregate intrinsic value of both stock options outstanding and stock options exercisable was $40.6 million at November 30, 2023, $26.5 million at November 30, 2022, and $40.9 million at November 30, 2021. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.
Stock options outstanding and stock options exercisable at November 30, 2023 are summarized as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$14.62	44,343	$14.62	0.9	44,343	$14.62
$14.92	560,000	14.92	1.9	560,000	14.92
$16.21	505,224	16.21	2.9	505,224	16.21
$14.62 to $16.21	1,109,567	$15.50	2.3	1,109,567	$15.50	2.3
At November 30, 2023, there was no unrecognized stock-based compensation expense related to stock option awards as all these awards were fully vested.
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
Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2023		2022		2021
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	543,886	$19.50	431,191	$19.22	423,215	$19.56
Granted	329,209	41.78	347,131	27.49	286,709	40.55
Vested	(268,696)	42.12	(192,840)	29.09	(265,131)	42.04
Cancelled	(16,232)	32.24	(41,596)	38.58	(13,602)	34.43
Outstanding at end of year	588,167	$21.29	543,886	$19.50	431,191	$19.22
As of November 30, 2023, we had $18.6 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units. On October 5, 2023, we granted PSUs to certain employees. Each PSU grant corresponds to a target amount of our common stock (“Award Shares”). Each PSU entitles the recipient to receive a grant of between 0% and 200% of the recipient’s Award Shares, and will vest based on our achieving, over a three-year period commencing on December 1, 2023 and ending on November 30, 2026, specified levels of (a) cumulative adjusted earnings per share; (b) average adjusted return on invested capital; and (c) revenue growth performance relative to a peer group of high-production public homebuilding companies. The grant date fair value of each such PSU was $44.10. Upon vesting, each PSU recipient is entitled to receive a proportionate amount of credited cash dividends that are paid in respect of one share of our common stock with a record date between the grant date and the date the compensation committee of our board of directors determines the applicable performance achievements, if any. On November 14, 2022, we granted PSUs to certain employees with similar terms as the 2023 PSU grants, except that the applicable performance period commenced on December 1, 2022 and ends on November 30, 2025. The grant date fair value of each such PSU was $30.12. On October 7, 2021, we granted PSUs to certain employees with similar terms as the 2022 PSU grants, except that the applicable performance period commenced on December 1, 2021 and ends on November 30, 2024. The grant date fair value of each such PSU was $39.31.

PSU transactions are summarized as follows:

	Years Ended November 30,
	2023		2022		2021
	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value	Shares	Weighted Average per Share Grant Date Fair Value
Outstanding at beginning of year	1,273,157	$19.70	1,392,864	$23.48	1,346,870	$23.25
Granted	554,523	39.80	650,077	33.34	465,064	39.67
Vested	(602,265)	35.20	(674,677)	38.00	(419,070)	40.70
Cancelled	—	—	(95,107)	38.55	—	—
Outstanding at end of year	1,225,415	$21.18	1,273,157	$19.70	1,392,864	$23.48

The number of shares of our common stock actually granted to a recipient, if any, when a PSU vests will depend on the degree of achievement of the applicable performance measures during the applicable three-year period. The shares of our common stock that were granted under the terms of PSUs that vested in 2023 included an aggregate of 267,674 additional shares above the target amount awarded to the eligible recipients based on our achievement of certain levels of the three above-described metrics over the three-year period from December 1, 2019 through November 30, 2022. The shares of our common stock that were granted under the terms of PSUs that vested in 2022 included an aggregate of 265,782 additional shares above the target amount awarded to the eligible recipients based on our achievement of certain levels of the three above-described metrics over the three-year period from December 1, 2018 through November 30, 2021. The shares of our common stock that were granted under the terms of PSUs that vested in 2021 included an aggregate of 119,733 additional shares above the target amount awarded to the eligible recipients based on our achievement of certain levels of the three above-described metrics over the three-year period from December 1, 2019 through November 30, 2020. The PSUs do not have dividend or voting rights during the performance period. Compensation cost for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation costs associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. At November 30, 2023, we had $42.0 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Director Awards. We have granted stock appreciation rights (“SARs”) and deferred common stock awards to our non-employee directors pursuant to the terms of the Director Plan and elections made by each director. All these awards were fully vested as of November 30, 2016. SARs, which have not been granted since April 2014 as they ceased being a component of non-employee director compensation after that date, were stock settled, had terms of up to 15 years and were granted at an exercise price equal to the closing price of our common stock on the date of grant. There were no SARs outstanding at November 30, 2023 or 2022. At November 30, 2021, the aggregate outstanding SARs were 70,849. At November 30, 2023, 2022 and 2021, the aggregate outstanding deferred common stock awards granted under the Director Plan were 271,683, 409,648 and 469,171, respectively. In addition, we have granted common stock on an unrestricted basis to our non-employee directors on the grant date pursuant to the Director Plan and elections made by each director.
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
For financial reporting purposes, the Trust is consolidated with us, and therefore any dividend transactions between us and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price on the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings per share. The Trust held 6,705,247 shares of common stock at both November 30, 2023 and 2022. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

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
In connection with these plans and two other minor benefit programs, we have purchased cost recovery life insurance contracts on the lives of the designated individuals. The insurance contracts associated with the Retirement Plan and DBO Plan are held by a trust. The trust is the owner and beneficiary of such insurance contracts. The amount of the insurance coverage under the contracts is designed to provide sufficient funds to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors, as applicable, are realized. The cash surrender value of the Retirement Plan life insurance contracts was $33.1 million at November 30, 2023 and $35.3 million at November 30, 2022. We recognized an investment gain on the cash surrender value of the Retirement Plan life insurance contracts of $.1 million in 2023, and investment losses of $3.1 million and $1.1 million in 2022 and 2021, respectively. In 2023, 2022 and 2021, we paid $2.3 million, $2.0 million and $1.9 million, respectively, in benefits under the Retirement Plan to eligible former employees. The cash surrender value of the DBO Plan life insurance contracts was $16.9 million at November 30, 2023 and $16.8 million at November 30, 2022. We recognized an investment gain on the cash surrender value of the DBO Plan life insurance contracts of $.1 million in 2023, and investment losses of $1.5 million and $.3 million in 2022 and 2021, respectively. In 2022, we paid $.7 million in benefits under the DBO Plan. We did not pay out any benefits under the DBO Plan in 2023 or 2021.
The net periodic benefit cost of our Retirement Plan and DBO Plan is included in selling, general and administrative expenses in our consolidated statements of operations and consisted of the following (in thousands):

	Years Ended November 30,
	2023	2022	2021
Interest cost	$2,884	$1,853	$1,593
Amortization of prior service cost	—	—	85
Service cost	720	1,132	1,152
Amortization of net actuarial (gain) loss	(112)	998	1,443
Total	$3,492	$3,983	$4,273
The liabilities related to these plans were $60.1 million at November 30, 2023 and $61.4 million at November 30, 2022, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2023 and 2022, the discount rates we used for the plans were approximately 5.2% and 4.8%, respectively.
Benefit payments under our Retirement Plan and DBO Plan are expected to be paid during each year ending November 30 as follows: 2024 — $3.1 million; 2025 — $3.6 million; 2026 — $4.6 million; 2027 — $4.7 million; 2028 — $4.7 million; and for the five years ended November 30, 2033 — $24.2 million in the aggregate.
Note 23.    Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2023	2022	2021
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$727,076	$328,517	$290,764
Financial services	266	1,681	1,372
Total	$727,342	$330,198	$292,136

	Years Ended November 30,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$598	$(5,435)	$7,087
Income taxes paid	142,232	248,976	68,274
Income taxes refunded	1	452	39,450
Supplemental disclosure of non-cash activities:
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	9,533	13,524	9,766
Increase (decrease) in consolidated inventories not owned	16,427	(21,433)	7,071
Inventories acquired through seller financing	2,891	—	2,910

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of KB Home:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KB Home (the Company) as of November 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 19, 2024 expressed an unqualified opinion thereon.
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

Self-insurance Liabilities and Recoveries

Description of the Matter
At November 30, 2023, the Company’s self-insurance liability was $179.8 million, and receivables for estimated probable insurance and other recoveries related to self-insurance claims totaled $31.1 million. As disclosed in Note 17 to the consolidated financial statements, the Company’s self-insurance liability for construction defects is based on an analysis prepared by a third-party actuary that uses historical claim and expense data as well as industry data to estimate the cost of all unpaid losses, including estimates related to claims incurred but not yet reported. Key assumptions used in developing these estimates include claim frequencies, severities and resolution patterns, which can occur over an extended period of time. Self-insurance recoveries are principally based on actuarially determined amounts and consider the claim cost estimates described above, applicable insurance policy coverage limits, historical recovery rates, and other factors.

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
January 19, 2024

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2023.
Internal Control Over Financial Reporting
(a)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Our management recognizes that there are inherent limitations in the effectiveness of any internal control and that effective internal control over financial reporting may not prevent or detect misstatements. In addition, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2023.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2023, which is presented below.
(b)    Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of KB Home:
Opinion on Internal Control Over Financial Reporting
We have audited KB Home’s internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KB Home (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated January 19, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
January 19, 2024
(c)Changes in Internal Control Over Financial Reporting
As discussed above under Item 1A – Risk Factors in this report, we have invested significant resources over the past few years to develop and implement a new custom ERP system designed to improve the efficiency of our internal operational and administrative activities. While the implementation is nearly completed, and the new ERP system has become an increasing component of our business, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. We continue to rely upon a combination of our old and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended November 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5-1 trading arrangement during the quarter ended November 30, 2023.
Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information for this item for executive officers is provided above in the Executive Officers of the Registrant section in this report. Except as stated below, the other information for this item will be provided to the extent applicable in the

“Corporate Governance and Board Matters,” “Election of Directors,” “Ownership of KB Home Securities” and “Annual Meeting, Voting and Other Information” sections in our 2024 Proxy Statement and is incorporated herein by this reference.
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
Item 11.EXECUTIVE COMPENSATION
The information for this item will be provided in the “Corporate Governance and Board Matters” and “Compensation Discussion and Analysis” sections in our 2024 Proxy Statement and is incorporated herein by this reference.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information for this item will be provided in the “Ownership of KB Home Securities” section in our 2024 Proxy Statement and is incorporated herein by this reference.
The following table presents information as of November 30, 2023 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a) (i)	Weighted-average exercise price of outstanding options, warrants and rights (b) (i)	Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column(a)) (c)
Equity compensation plans approved by stockholders	2,334,982	$15.50	8,245,553
Equity compensation plans not approved by stockholders	—	—	—
Total	2,334,982	$15.50	8,245,553
(i)The number of shares in column (a) reflects outstanding stock options and 1,225,415 outstanding PSUs (at target amount) as of November 30, 2023, as described in Note 21 – Employee Benefit and Stock Plans in the Notes to Consolidated Financial Statements in this report. For the outstanding PSUs, the number of shares approved for grant will depend on our performance on the applicable measures during the relevant performance periods, and we cannot predict the extent to which any shares under these awards will ultimately vest. The weighted average exercise price in column (b) does not take into account the outstanding PSUs.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information for this item will be provided in the “Corporate Governance and Board Matters” section in our 2024 Proxy Statement and is incorporated herein by this reference.
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information for this item will be provided in the “Independent Auditor Fees and Services” section in our 2024 Proxy Statement and is incorporated herein by this reference.
PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     1.    Financial Statements
Reference is made to the index set forth on page 57 of this Annual Report on Form 10-K.
    2.    Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements or notes thereto.
    3.    Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K dated April 7, 2009 (File No. 001-09195), is incorporated by reference herein.

3.2	Amended and Restated By-Laws of KB Home, as amended, filed as exhibit to our 2022 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

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

4.19
Twelfth Supplemental Indenture, dated as of January 19, 2023, by and among us, the Guarantors party thereto, the Additional Guarantor named therein and Regions Bank, as Trustee, filed as exhibit to our 2022 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

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

10.14	Form of Indemnification Agreement, filed as an exhibit to our Current Report on Form 8-K dated April 2, 2010 (File No. 001-09195), is incorporated by reference herein.

10.15*	Executive Severance Benefit Decisions, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 (File No. 001-09195), is incorporated by reference herein.

10.16*	KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 (File No. 001-09195), is incorporated by reference herein.

10.17*
Form of Stock Option Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.18*
Form of Performance Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.19*
Form of Restricted Cash Award Agreement under the KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 14, 2014 (File No. 001-09195), is incorporated by reference herein.

10.20*
Amended KB Home 2014 Equity Incentive Plan, effective April 7, 2016, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2016 (File No. 001-09195), is incorporated by reference herein.

10.21*
Form of Restricted Stock Agreement under the Amended KB Home 2014 Equity Incentive Plan, filed as an exhibit to our 2018 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.22
Fifth Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 11, 2019, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 (File No. 001-09195), is incorporated by reference herein.

10.23*
Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended KB Home 2014 Equity Incentive Plan, filed as an exhibit to our Current Report on Form 8-K dated October 13, 2020 (File No. 001-09195), is incorporated by reference herein.

10.24
Second Amendment to the KB Home Nonqualified Deferred Compensation Plan, effective December 1, 2020, filed as an exhibit to our 2020 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

10.25
Third Amendment to Trust Agreement by and between KB Home and Wells Fargo Bank, N.A., as Trustee, dated January 1, 2021, filed as an exhibit to our 2020 Annual Report on Form 10-K (File No. 001-09195), is incorporated by reference herein.

Exhibit Number	Description
10.26
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

10.28
Term Loan Agreement, dated as of August 25, 2022, among us, the banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2022 (File No. 001-09195), is incorporated by reference herein.

10.29*
Amended and Restated KB Home 2014 Equity Incentive Plan, effective April 20, 2023, filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2023 (File No. 001-09195), is incorporated by reference herein.

10.30*
Amended and Restated KB Home 2014 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement, filed as an exhibit to our Current Report on Form 8-K (File No. 001-09195) dated October 11, 2023, is incorporated by reference herein.

10.31*
Amended and Restated KB Home 2014 Equity Incentive Plan Restricted Stock Award Agreement, filed as an exhibit to our Current Report on Form 8-K (File No. 001-09195) dated October 11, 2023, is incorporated by reference herein.

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

97.1†	KB Home Compensation Recovery Policy.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
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

KB Home

		By:	/S/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer
Date:	January 19, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY T. MEZGER	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 19, 2024
Jeffrey T. Mezger

/S/ JEFF J. KAMINSKI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 19, 2024
Jeff J. Kaminski

/S/ WILLIAM R. HOLLINGER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 19, 2024
William R. Hollinger

/S/ JOSE M. BARRA	Director	January 19, 2024
Jose M. Barra

/S/ ARTHUR R. COLLINS	Director	January 19, 2024
Arthur R. Collins

/S/ DORENE C. DOMINGUEZ	Director	January 19, 2024
Dorene C. Dominguez

/S/ KEVIN P. ELTIFE	Director	January 19, 2024
Kevin P. Eltife

/S/ STUART A. GABRIEL	Director	January 19, 2024
Stuart A. Gabriel

/S/ THOMAS W. GILLIGAN	Director	January 19, 2024
Thomas W. Gilligan

/S/ JODEEN A. KOZLAK	Director	January 19, 2024
Jodeen A. Kozlak

/S/ MELISSA LORA	Director	January 19, 2024
Melissa Lora

/S/ BRIAN R. NICCOL	Director	January 19, 2024
Brian R. Niccol

/S/ JAMES C. WEAVER	Director	January 19, 2024
James C. Weaver