Form 10-Q
period 2024-02-29
KB HOME
filed 2024-04-05
CIK 795266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 29, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
There were 75,915,205 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 29, 2024. The registrant’s grantor stock ownership trust held an additional 6,705,247 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Total revenues	$1,467,766	$1,384,314
Homebuilding:
Revenues	$1,461,698	$1,378,537
Construction and land costs	(1,146,528)	(1,082,821)
Selling, general and administrative expenses	(157,494)	(139,227)
Operating income	157,676	156,489
Interest income	5,857	467
Equity in loss of unconsolidated joint ventures	(445)	(757)
Homebuilding pretax income	163,088	156,199
Financial services:
Revenues	6,068	5,777
Expenses	(1,546)	(1,358)
Equity in income of unconsolidated joint venture	7,055	1,582
Financial services pretax income	11,577	6,001
Total pretax income	174,665	162,200
Income tax expense	(36,000)	(36,700)
Net income	$138,665	$125,500
Earnings per share:
Basic	$1.81	$1.49
Diluted	$1.76	$1.45
Weighted average shares outstanding:
Basic	75,894	83,468
Diluted	78,264	85,995
See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 29, 2024	November 30, 2023
Assets
Homebuilding:
Cash and cash equivalents	$668,084	$727,076
Receivables	354,728	366,862
Inventories	5,243,581	5,133,646
Investments in unconsolidated joint ventures	59,674	59,128
Property and equipment, net	88,433	88,309
Deferred tax assets, net	117,175	119,475
Other assets	93,411	96,987
	6,625,086	6,591,483
Financial services	58,406	56,879
Total assets	$6,683,492	$6,648,362

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$378,906	$388,452
Accrued expenses and other liabilities	728,328	758,227
Notes payable	1,692,729	1,689,898
	2,799,963	2,836,577
Financial services	859	1,645
Stockholders’ equity:
Common stock — 101,861,682 and 101,275,979 shares issued at February 29, 2024 and November 30, 2023, respectively	101,862	101,276
Paid-in capital	839,772	845,693
Retained earnings	3,799,234	3,676,924
Accumulated other comprehensive loss	(3,671)	(3,671)
Grantor stock ownership trust, at cost: 6,705,247 shares at February 29, 2024 and November 30, 2023	(72,718)	(72,718)
Treasury stock, at cost: 19,241,230 and 18,703,704 at February 29, 2024 and November 30, 2023, respectively	(781,809)	(737,364)
Total stockholders’ equity	3,882,670	3,810,140
Total liabilities and stockholders’ equity	$6,683,492	$6,648,362
See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands – Unaudited)

	Three Months Ended February 29, 2024 and February 28, 2023
	Number of Shares
	Common Stock	Grantor Stock Ownership Trust	Treasury Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Grantor Stock Ownership Trust	Treasury Stock	Total Stockholders’ Equity
Balance at November 30, 2023	101,276	(6,705)	(18,704)	$101,276	$845,693	$3,676,924	$(3,671)	$(72,718)	$(737,364)	$3,810,140
Net income	—	—	—	—	—	138,665	—	—	—	138,665
Dividends on common stock	—	—	—	—	—	(16,355)	—	—	—	(16,355)
Employee stock options/other	586	—	—	586	8,218	—	—	—	—	8,804
Stock awards	—	—	548	—	(22,060)	—	—	—	22,060	—
Stock-based compensation	—	—	—	—	7,921	—	—	—	—	7,921
Stock repurchases, including excise tax	—	—	(827)	—	—	—	—	—	(50,000)	(50,000)
Tax payments associated with stock-based compensation awards	—	—	(258)	—	—	—	—	—	(16,505)	(16,505)
Balance at February 29, 2024	101,862	(6,705)	(19,241)	$101,862	$839,772	$3,799,234	$(3,671)	$(72,718)	$(781,809)	$3,882,670

Balance at November 30, 2022	100,711	(6,705)	(10,016)	$100,711	$836,260	$3,143,578	$(5,575)	$(72,718)	$(341,461)	$3,660,795
Net income	—	—	—	—	—	125,500	—	—	—	125,500
Dividends on common stock	—	—	—	—	—	(12,476)	—	—	—	(12,476)
Employee stock options/other	72	—	—	72	1,062	—	—	—	—	1,134
Stock awards	—	—	671	—	(23,285)	—	—	—	23,285	—
Stock-based compensation	—	—	—	—	5,867	—	—	—	—	5,867
Stock repurchases, including excise tax	—	—	(1,965)	—	—	—	—	—	(75,609)	(75,609)
Tax payments associated with stock-based compensation awards	—	—	(277)	—	—	—	—	—	(9,748)	(9,748)
Balance at February 28, 2023	100,783	(6,705)	(11,587)	$100,783	$819,904	$3,256,602	$(5,575)	$(72,718)	$(403,533)	$3,695,463

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net income	$138,665	$125,500
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(6,610)	(825)
Distributions of earnings from unconsolidated joint ventures	6,500	11
Amortization of debt issuance costs and premiums	860	835
Depreciation and amortization	9,335	8,712
Deferred income taxes	2,300	5,000
Stock-based compensation	7,921	5,867
Inventory impairments and land option contract abandonments	1,298	5,289
Changes in assets and liabilities:
Receivables	10,105	(25,303)
Inventories	(107,536)	101,293
Accounts payable, accrued expenses and other liabilities	(38,471)	(131,671)
Other, net	4,151	(791)
Net cash provided by operating activities	28,518	93,917
Cash flows from investing activities:
Contributions to unconsolidated joint ventures	(3,138)	(13,223)
Return of investments in unconsolidated joint ventures	—	5,100
Purchases of property and equipment, net	(9,454)	(8,838)
Net cash used in investing activities	(12,592)	(16,961)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	170,000
Repayments under revolving credit facility	—	(220,000)
Payments on mortgages and land contracts due to land sellers and other loans	(917)	(237)
Issuance of common stock under employee stock plans	8,804	1,134
Stock repurchases	(50,000)	(75,000)
Tax payments associated with stock-based compensation awards	(16,505)	(9,748)
Payments of cash dividends	(16,355)	(12,476)
Net cash used in financing activities	(74,973)	(146,327)
Net decrease in cash and cash equivalents	(59,047)	(69,371)
Cash and cash equivalents at beginning of period	727,342	330,198
Cash and cash equivalents at end of period	$668,295	$260,827
See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2023, which are contained in our Annual Report on Form 10-K for that period. The consolidated balance sheet at November 30, 2023 has been taken from the audited consolidated financial statements as of that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our results for the interim periods presented. The results of our consolidated operations for the three months ended February 29, 2024 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operating results and other factors.
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
Cash and Cash Equivalents. We consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Our cash equivalents totaled $488.4 million at February 29, 2024 and $508.2 million at November 30, 2023. At February 29, 2024 and November 30, 2023, our cash equivalents were mainly invested in interest-bearing bank deposit accounts and money market funds.
Comprehensive Income. Our comprehensive income was $138.7 million for the three months ended February 29, 2024 and $125.5 million for the three months ended February 28, 2023. Our comprehensive income for each of the three-month periods ended February 29, 2024 and February 28, 2023 was equal to our net income for the respective periods.
Recent Accounting Pronouncements Not Yet Adopted. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
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
2.Segment Information
We have identified five operating reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment. As of February 29, 2024, our homebuilding reporting segments conducted ongoing operations in the following states:

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
The following tables present financial information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenues:
West Coast	$558,302	$540,019
Southwest	323,125	239,587
Central	320,484	389,951
Southeast	259,787	208,980
Total	$1,461,698	$1,378,537

Pretax income (loss):
West Coast	$65,740	$59,550
Southwest	55,711	44,031
Central	38,575	58,833
Southeast	32,265	23,525
Corporate and other	(29,203)	(29,740)
Total	$163,088	$156,199

Inventory impairment and land option contract abandonment charges:
West Coast	$1,298	$869
Southwest	—	—
Central	—	951
Southeast	—	3,469
Total	$1,298	$5,289

	February 29, 2024	November 30, 2023
Assets:
West Coast	$2,755,531	$2,638,455
Southwest	916,122	908,578
Central	1,095,138	1,158,949
Southeast	993,309	939,997
Corporate and other	864,986	945,504
Total	$6,625,086	$6,591,483
3.    Financial Services
The following tables present financial information relating to our financial services reporting segment (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenues
Insurance commissions	$3,592	$3,374
Title services	2,476	2,403
Total	6,068	5,777
Expenses
General and administrative	(1,546)	(1,358)
Operating income	4,522	4,419
Equity in income of unconsolidated joint venture	7,055	1,582
Pretax income	$11,577	$6,001

	February 29, 2024	November 30, 2023
Assets
Cash and cash equivalents	$211	$266
Receivables	2,545	2,783
Investment in unconsolidated joint venture	19,909	19,354
Other assets (a)	35,741	34,476
Total assets	$58,406	$56,879

Liabilities
Accounts payable and accrued expenses	$859	$1,645
Total liabilities	$859	$1,645
(a)Other assets at February 29, 2024 and November 30, 2023 included $35.7 million and $34.4 million, respectively, of contract assets for estimated future renewal commissions.

4.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	February 29, 2024	February 28, 2023
Numerator:
Net income	$138,665	$125,500
Less: Distributed earnings allocated to participating securities	(117)	(87)
Less: Undistributed earnings allocated to participating securities	(937)	(777)
Numerator for basic earnings per share	137,611	124,636
Effect of dilutive securities:
Add: Undistributed earnings allocated to participating securities	937	777
Less: Undistributed earnings reallocated to participating securities	(909)	(754)
Numerator for diluted earnings per share	$137,639	$124,659

Denominator:
Weighted average shares outstanding — basic	75,894	83,468
Effect of dilutive securities:
Share-based payments	2,370	2,527
Weighted average shares outstanding — diluted	78,264	85,995
Basic earnings per share	$1.81	$1.49
Diluted earnings per share	$1.76	$1.45
We compute earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at February 29, 2024 or February 28, 2023.
For the three-month periods ended February 29, 2024 and February 28, 2023, no outstanding stock options were excluded from the diluted earnings per share calculations. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
5.    Receivables
Receivables consisted of the following (in thousands):

	February 29, 2024	November 30, 2023
Due from utility companies, improvement districts and municipalities	$187,383	$197,102
Recoveries related to self-insurance and other legal claims	104,800	107,065
Refundable deposits and bonds	13,077	13,292
Other	53,631	53,615
Subtotal	358,891	371,074
Allowance for doubtful accounts	(4,163)	(4,212)
Total	$354,728	$366,862

6.    Inventories
Inventories consisted of the following (in thousands):

	February 29, 2024	November 30, 2023
Homes completed or under construction	$2,112,901	$2,106,149
Land under development	3,130,680	3,027,497
Total	$5,243,581	$5,133,646
Land under development at February 29, 2024 and November 30, 2023 included land held for future development of $17.0 million in both periods.
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
Our interest costs were as follows (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Capitalized interest at beginning of period	$134,375	$145,494
Interest incurred	26,505	27,804
Interest amortized to construction and land costs (a)	(26,503)	(26,136)
Capitalized interest at end of period	$134,377	$147,162
(a)Interest amortized to construction and land costs for the three months ended February 29, 2024 included $.2 million related to land sales. There was no interest amortized to construction and land costs related to land sales for the three months ended February 28, 2023.
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
We evaluated 10 active communities or land parcels for recoverability as of February 29, 2024 with a carrying value of $168.3 million. As of November 30, 2023, we evaluated five active communities or land parcels for recoverability with a carrying value of $89.3 million. In addition, we evaluated land held for future development for recoverability as of both February 29, 2024 and November 30, 2023. Based on the results of our evaluations, we recognized no inventory impairment charges for the three-month periods ended February 29, 2024 and February 28, 2023.
As of February 29, 2024, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was $60.2 million, representing five communities and various other land parcels. As of November 30, 2023, the aggregate carrying value of our inventory that had been impacted by previous inventory impairment charges was $73.9 million, representing five communities and various other land parcels.
Our inventory controlled under land option contracts and other similar contracts is assessed on a quarterly basis to determine whether it continues to meet our investment return standards. When a decision is made not to exercise certain land option contracts and other similar contracts due to market conditions and/or changes in our marketing strategy, we write off the related inventory costs, including non-refundable deposits and unrecoverable pre-acquisition costs. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.3 million for the three months ended February 29, 2024 and $5.3 million for the three months ended February 28, 2023.
Due to the judgment and assumptions applied in our inventory impairment and land option contract abandonment assessment processes, and in our estimations of the remaining operating lives of our inventory assets and the realization of our inventory balances, particularly as to land held for future development, it is possible that actual results could differ substantially from those estimated.
8.    Variable Interest Entities
Unconsolidated Joint Ventures. We participate in joint ventures from time to time that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. We analyze our joint ventures under the variable interest model to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Based on our analyses, we determined that one of our joint ventures at February 29, 2024 and November 30, 2023 was a VIE, but we were not the primary beneficiary of the VIE. Therefore, all of our joint ventures at February 29, 2024 and November 30, 2023 were unconsolidated and accounted for under the equity method because we did not have a controlling financial interest.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts with third parties and unconsolidated entities to acquire rights to land for the construction of homes. Under these contracts, we typically make a specified option payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze each of our land option contracts and other similar contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analyses, we determined that as of February 29, 2024 and November 30, 2023, we were not the primary beneficiary of any VIEs from which we have acquired rights to land under land option contracts and other similar contracts.
The following table presents a summary of our interests in land option contracts and other similar contracts (in thousands):

	February 29, 2024		November 30, 2023
	Cash Deposits	Aggregate Purchase Price	Cash Deposits	Aggregate Purchase Price
Unconsolidated VIEs	$19,548	$785,705	$21,554	$727,620
Other land option contracts and other similar contracts	23,133	495,669	23,464	540,912
Total	$42,681	$1,281,374	$45,018	$1,268,532
In addition to the cash deposits presented in the table above, our exposure to loss related to our land option contracts and other similar contracts with third parties and unconsolidated entities consisted of pre-acquisition costs of $18.6 million at February 29, 2024 and $18.5 million at November 30, 2023. These pre-acquisition costs and cash deposits were included in inventories in our consolidated balance sheets.
For land option contracts and other similar contracts where the land seller entity is not required to be consolidated under the variable interest model, we consider whether such contracts should be accounted for as financing arrangements. Land option contracts and other similar contracts that may be considered financing arrangements include those we enter into with third-party land financiers or developers in conjunction with such third parties acquiring a specific land parcel(s) on our behalf, at our direction, and those with other landowners where we or our designee make improvements to the optioned land parcel(s) during the applicable option period. For these land option contracts and other similar contracts, we record the remaining purchase price of the associated land parcel(s) in inventories in our consolidated balance sheets with a corresponding financing obligation if we determine that we are effectively compelled to exercise the option to purchase the land parcel(s). As a result of our evaluations of land option contracts and other similar contracts for financing arrangements, we recorded inventories in our consolidated balance sheets, with a corresponding increase to accrued expenses and other liabilities, of $19.9 million at February 29, 2024 and $21.5 million at November 30, 2023.

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
We had investments in six homebuilding unconsolidated joint ventures as of February 29, 2024 and November 30, 2023. The following table presents combined condensed information from the statements of operations for our homebuilding unconsolidated joint ventures (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenues	$—	$—
Construction and land costs	—	—
Other expense, net	(854)	(1,453)
Loss	$(854)	$(1,453)
The following table presents combined condensed balance sheet information for our homebuilding unconsolidated joint ventures (in thousands):

	February 29, 2024	November 30, 2023
Assets
Cash	$10,438	$16,260
Receivables	3,474	3,437
Inventories	163,450	152,456
Other assets	1,267	679
Total assets	$178,629	$172,832

Liabilities and equity
Accounts payable and other liabilities	$5,830	$9,632
Notes payable (a)	60,646	53,386
Equity	112,153	109,814
Total liabilities and equity	$178,629	$172,832
(a)    As of both February 29, 2024 and November 30, 2023, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit it entered into with a third-party lender in April 2022 to finance its land acquisition, development and construction activities. Borrowings under this line of credit, which has a maximum commitment of $62.0 million, are secured by the underlying property and related project assets. The line of credit is scheduled to mature on April 19, 2026, unless extended or terminated pursuant to its applicable terms. None of our other unconsolidated joint ventures had outstanding debt at February 29, 2024 or November 30, 2023.
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
Financial Services. The following table presents combined condensed information from the statements of operations for our financial services unconsolidated joint venture (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenues	$30,412	$20,190
Expenses	(16,301)	(17,025)
Income	$14,111	$3,165
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
The following table presents combined condensed balance sheet information for our financial services unconsolidated joint venture (in thousands):

	February 29, 2024	November 30, 2023
Assets
Cash and cash equivalents	$26,244	$29,163
Mortgage loans held for sale	105,621	164,252
Other assets	22,024	18,380
Total assets	$153,889	$211,795

Liabilities and equity
Accounts payable and other liabilities	$12,361	$13,763
Funding facilities	101,710	159,324
Equity	39,818	38,708
Total liabilities and equity	$153,889	$211,795
Mortgage loans held for sale. Originated mortgage loans expected to be sold into the secondary market in the foreseeable future are reported as mortgage loans held for sale and carried in KBHS’ balance sheets at fair value, with changes in fair value recognized within revenues in KBHS’ statements of operations.
Interest Rate Lock Commitments (“IRLCs”). KBHS enters into IRLCs in connection with originating certain mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a mortgage loan and meet certain credit and underwriting criteria. KBHS accounts for IRLCs as free-standing derivatives and does not designate any for hedge accounting. As a result, IRLCs are recognized in KBHS’ balance sheets at fair value, and gains or losses resulting from changes in fair value are recognized within revenues in KBHS’ statements of operations. The fair value of IRLCs is based on market prices, which includes an estimate of the fair value of the associated mortgage servicing rights, adjusted for estimated costs to originate the underlying mortgage loans as well as the probability that the mortgage loans will fund within the terms of the IRLCs. The fair value of IRLCs included in other assets in KBHS’ balance sheets was $16.7 million at February 29, 2024 and $13.9 million at November 30, 2023. The changes in the fair value of IRLCs, which were reported in revenues for the applicable periods, was a gain of $2.9 million for the three months ended February 29, 2024 and a loss of $1.5 million for the three months ended February 28, 2023.
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
Funding facilities. KBHS maintains warehouse lines of credit and master repurchase agreements with various financial institutions to fund its originated mortgage loans, with its mortgage loans held for sale pledged as collateral under these agreements. The agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. KBHS was in compliance with these covenants as of February 29, 2024. In addition to its compliance with these covenants, KBHS also depends on the ability and willingness of the applicable lenders and financial institutions to extend such credit facilities to KBHS to fund its originated mortgage loans. KBHS intends to renew these facilities when they expire at various dates in 2024. The warehouse lines of credit and master repurchase agreements are not guaranteed by us or any of the subsidiaries that guarantee our senior notes, unsecured revolving credit facility with various banks (“Credit Facility”) and senior unsecured term loan agreement (“Term Loan”), (collectively, “Guarantor Subsidiaries”).
10.Other Assets
Other assets consisted of the following (in thousands):

	February 29, 2024	November 30, 2023
Cash surrender value of corporate-owned life insurance contracts	$53,533	$53,079
Lease right-of-use assets	24,044	24,725
Prepaid expenses	12,791	15,879
Debt issuance costs associated with unsecured revolving credit facility, net	3,043	3,304
Total	$93,411	$96,987
11.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 29, 2024	November 30, 2023
Self-insurance and other legal liabilities	$270,379	$269,735
Employee compensation and related benefits	124,635	171,408
Warranty liability	95,920	98,000
Customer deposits	60,069	58,910
Inventory-related obligations (a)	41,315	41,525
Federal and state taxes payable	35,358	1,851
Lease liabilities	26,056	26,531
Accrued interest payable	17,207	29,391
Real estate and business taxes	11,486	15,169
Other	45,903	45,707
Total	$728,328	$758,227
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
12.Leases
We lease certain property and equipment for use in our operations. We recognize lease expense for these leases generally on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Lease right-of-use assets and lease liabilities are recorded in our consolidated balance sheets for leases with an expected term at the commencement date of more than 12 months. Lease expense is included in selling, general and administrative expenses in our consolidated statements of operations and includes costs for leases with terms of more than 12 months as well as short-term leases with terms of 12 months or less. Our total lease expense for the three months ended February 29, 2024 and February 28, 2023 was $5.1 million and $5.2 million, respectively, and included short-term lease costs of $1.8 million and $1.7 million, respectively. Variable lease costs and external sublease income for the three-month periods ended February 29, 2024 and February 28, 2023 were immaterial.
The following table presents our lease right-of-use assets and lease liabilities (in thousands):

	February 29, 2024	November 30, 2023
Lease right-of-use assets (a)	$24,087	$24,773
Lease liabilities (a)	26,102	26,581
(a)Consists of amounts within both our homebuilding and financial services operations. The financial services amounts were nominal as of each date.
13.Income Taxes
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Income tax expense	$36,000	$36,700
Effective tax rate	20.6%	22.6%
Our income tax expense and effective tax rate for the three months ended February 29, 2024 included the favorable impact of $6.1 million of excess tax benefits related to stock-based compensation and $4.1 million of Internal Revenue Code Section 45L (“Section 45L”) tax credits we recognized primarily from building energy-efficient homes, partly offset by $2.5 million of nondeductible executive compensation expense. Our income tax expense and effective tax rate for the three months ended February 28, 2023 reflected the favorable impact of $5.7 million of Section 45L tax credits we recognized primarily from building energy-efficient homes and $2.7 million of excess tax benefits related to stock-based compensation, partly offset by $3.1 million of nondeductible executive compensation expense.
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
Our deferred tax assets of $134.1 million as of February 29, 2024 and $136.4 million at November 30, 2023 were both partly offset by valuation allowances of $16.9 million. The deferred tax asset valuation allowances at February 29, 2024 and November 30, 2023 were primarily related to certain state net operating losses that had not met the “more likely than not” realization standard at those dates. Based on the evaluation of our deferred tax assets as of February 29, 2024, we determined that most of our deferred tax assets would be realized. Therefore, no adjustments to our deferred tax asset valuation allowance were needed for the three months ended February 29, 2024.
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

14.Notes Payable
Notes payable consisted of the following (in thousands):

	February 29, 2024	November 30, 2023
Senior unsecured term loan due August 25, 2026	$358,323	$358,156
6.875% Senior notes due June 15, 2027	298,183	298,062
4.80% Senior notes due November 15, 2029	297,660	297,572
7.25% Senior notes due July 15, 2030	346,216	346,101
4.00% Senior notes due June 15, 2031	386,307	386,199
Mortgages and land contracts due to land sellers and other loans	6,040	3,808
Total	$1,692,729	$1,689,898
The carrying amounts of our senior notes listed above are net of unamortized debt issuance costs, which totaled $13.3 million at February 29, 2024 and $13.9 million at November 30, 2023.
Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The Credit Facility also contains a sublimit of $250.0 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility accrues at an adjusted term Secured Overnight Financing Rate (“SOFR”) or a base rate, plus a spread that depends on our consolidated leverage ratio (“Leverage Ratio”), as defined under the Credit Facility. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Credit Facility also requires the payment of a commitment fee at a per annum rate ranging from .15% to .35% of the unused commitment, based on our Leverage Ratio. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to our consolidated tangible net worth, Leverage Ratio, and either a consolidated interest coverage ratio (“Interest Coverage Ratio”) or minimum level of liquidity, each as defined therein. Our obligations to pay borrowings under the Credit Facility are guaranteed on a joint and several basis by our Guarantor Subsidiaries. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 29, 2024, we had no cash borrowings and $6.7 million of letters of credit outstanding under the Credit Facility. Therefore, as of February 29, 2024, we had $1.08 billion available for cash borrowings under the Credit Facility, with up to $243.3 million of that amount available for the issuance of letters of credit.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto. The Term Loan will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). Interest under the Term Loan accrues at an adjusted term SOFR or a base rate, plus a spread that depends on our Leverage Ratio. Interest is payable quarterly (base rate) or each month or three months (adjusted term SOFR). The Term Loan contains various covenants that are substantially the same as those under the Credit Facility. Proceeds drawn under the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. As of February 29, 2024, the weighted average annual interest rate on our outstanding borrowings under the Term Loan was 6.8%.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 18, 2027, we may issue up to $75.0 million of letters of credit. As of February 29, 2024 and November 30, 2023, we had letters of credit outstanding under the LOC Facility of $25.5 million and $12.5 million, respectively.
Senior Notes. All the senior notes outstanding at February 29, 2024 and November 30, 2023 represent senior unsecured obligations that are guaranteed by our Guarantor Subsidiaries and rank equally in right of payment with all of our and our Guarantor Subsidiaries’ existing unsecured and unsubordinated indebtedness. All of our senior notes were issued in underwritten public offerings. Interest on each of these senior notes is payable semi-annually.
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
As of February 29, 2024, we were in compliance with all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility, and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
Mortgages and Land Contracts Due to Land Sellers and Other Loans. As of February 29, 2024, inventories having a carrying value of $19.6 million were pledged to collateralize mortgages and land contracts due to land sellers and other loans.
As of February 29, 2024, principal payments on our notes payable are due during each year ending November 30 as follows: 2024 – $2.9 million; 2025 – $.5 million; 2026 – $360.6 million; 2027 – $300.8 million; 2028 – $.8 million and thereafter – $1.04 billion.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. Our inventories are generally Level 3 assets. We had no inventories with carrying values that were adjusted to fair value during the three months ended February 29, 2024 or the year ended November 30, 2023. See Note 7 – Inventory Impairments and Land Option Contract Abandonments for information regarding the valuation of these assets.

The following table presents the fair value hierarchy, carrying values and estimated fair values of our financial instruments, except those for which the carrying values approximate fair values (in thousands):

		February 29, 2024		November 30, 2023
Description	Fair Value Hierarchy	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Financial Liabilities:
Senior notes	Level 2	$1,328,366	$1,284,325	$1,327,934	$1,260,725
(a)The carrying value for the senior notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the estimated fair values of these notes.
The fair values of our senior notes are generally estimated based on quoted market prices for these instruments. The carrying values reported for cash and cash equivalents, the Term Loan, and mortgages and land contracts due to land sellers and other loans approximate fair values. The carrying value of corporate-owned life insurance is based on the cash surrender value of the policies and, accordingly, approximates fair value.

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
The changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Balance at beginning of period	$98,000	$101,890
Warranties issued	8,163	7,990
Payments	(10,243)	(8,642)
Balance at end of period	$95,920	$101,238
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
Our self-insurance liability is presented on a gross basis for all periods without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimated probable insurance and other recoveries of $30.2 million and $31.1 million are included in receivables in our consolidated balance sheets at February 29, 2024 and November 30, 2023, respectively. These self-insurance recoveries are principally based on actuarially determined amounts and depend on various factors, including, among other things, the above-described claim cost estimates, our insurance policy coverage limits for the applicable policy year(s), historical third-party recovery rates, insurance industry practices, the regulatory environment and legal precedent, and are subject to a high degree of variability from period to period. Because of the inherent uncertainty and variability in these assumptions, our actual insurance recoveries could differ significantly from amounts currently estimated.
The changes in our self-insurance liability were as follows (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Balance at beginning of period	$179,832	$175,977
Self-insurance provided	4,627	3,841
Payments	(6,210)	(7,296)
Adjustments (a)	(918)	(1,253)
Balance at end of period	$177,331	$171,269
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
Florida Chapter 558 Actions. We and certain of our trade partners continue to receive claims from attorneys on behalf of individual owners of our homes and/or homeowners’ associations that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. The claims primarily involve homes in our Jacksonville, Orlando, and Tampa operations. Under Chapter 558, homeowners must serve written notice of a construction defect(s) and provide the served construction and/or design contractor(s) with an opportunity to respond to the noticed issue(s) before they can file a lawsuit. Although we have resolved many of these claims without litigation, and a number of others have been resolved with applicable trade partners or their insurers covering the related costs, as of February 29, 2024, we had approximately 483 outstanding noticed claims, and some are scheduled for trial over the next few quarters and beyond. In addition, some of our trade partners’ insurers in some of these cases have informed us of their inability to continue to pay claims-related costs. At February 29, 2024, we had an accrual for our estimated probable loss for these matters and a receivable for estimated probable insurance recoveries, including an estimate for claims incurred but not reported. While it is reasonably possible that our losses could exceed the amounts accrued and our recoveries could be less than the amounts recorded, at this time, we are unable to estimate the total amount of the loss in excess of the accrued amount and/or associated with a shortfall in the recoveries that is reasonably possible as each of these is dependent on several factors, including the extent of additional claims to be reported in future periods; the nature of any specific claims; our evaluation of the particular facts surrounding each such claim; and actions of third parties over which we have no control.
Performance Bonds and Letters of Credit. We are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. At February 29, 2024, we had $1.30 billion of performance bonds and $32.2 million of letters of credit outstanding. At November 30, 2023, we had $1.32 billion of performance bonds and $19.1 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligations are completed.
Land Option Contracts and Other Similar Contracts. In the ordinary course of our business, we enter into land option contracts and other similar contracts to acquire rights to land for the construction of homes. At February 29, 2024, we had total cash deposits of $42.7 million to purchase land having an aggregate purchase price of $1.28 billion. Our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance.
Civil Subpoena. On October 2, 2023, we received a subpoena from the U.S. Department of Justice Civil Division, dated September 27, 2023, to produce certain documents and testimony with respect to the inspection, rating, marketing and advertising of our ENERGY STAR homes, including our contracts and/or communications with U.S. Environmental Protection Agency and third-party ENERGY STAR rating companies, real estate brokers, real estate appraisers, financial institutions and other parties, as well as inspection-related guidelines, instructions, methods, policies, processes and procedures. We are cooperating with the government, producing documents and information. As of the date of this report, we are unable to predict what actions the government will take, if any; the timing or nature of the ultimate outcome in this matter; or the impact, if any, such outcome may have on our business or consolidated financial statements. As a result, while a loss or penalty, if any, is reasonably possible in this matter, it is not considered to be probable or estimable.
17.Legal Matters
We are involved in litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of February 29, 2024, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized or disclosed in our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Our accruals for litigation and regulatory proceedings are presented on a gross basis without consideration of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our experience, we believe the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if an accrual had not been made, could be material to our consolidated financial statements. Pursuant to SEC rules, we will disclose any proceeding in which a governmental authority is a party and that arises under any federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment only where we believe that such proceeding will result in monetary sanctions on us, exclusive of interest and costs, above $1.0 million or is otherwise material to our consolidated financial statements.
18.Stockholders’ Equity
On February 28, 2024, the management development and compensation committee of our board of directors approved the payout of 519,636 shares of our common stock in connection with the vesting of PSUs that were granted to certain employees on October 8, 2020. The shares paid out under the PSUs reflected our achievement of certain performance measures that were based on cumulative earnings per share, average return on invested capital, and revenue growth relative to a peer group of high-production public homebuilding companies over the three-year period from December 1, 2020 through November 30, 2023. Of the shares of common stock paid out, 248,157 shares, or $15.9 million, were purchased by us in the 2024 first quarter to satisfy the recipients’ withholding taxes on the vesting of the PSUs. The shares purchased were not considered repurchases under the authorizations described below.
On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock. As of November 30, 2023, there was $163.6 million of remaining availability under this share repurchase authorization. In the 2024 first quarter, we repurchased 826,663 shares of our common stock at a total cost of $50.0 million. Repurchases under the authorization may occur periodically through open market purchases, privately negotiated transactions or otherwise, with the timing and amount at management’s discretion and dependent on market, business and other conditions. This share repurchase authorization will continue in effect until fully used or earlier terminated or suspended by our board of directors, and does not obligate us to purchase any shares. As of February 29, 2024, there was $113.6 million of remaining availability under this share repurchase authorization.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the three months ended February 29, 2024 and February 28, 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on our consolidated balance sheet. All amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.
In the 2024 first quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.20 per share. In the 2023 first quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share.

19.Stock-Based Compensation
Stock Options. At February 29, 2024 and November 30, 2023, we had 521,864 and 1,109,567 stock options outstanding with a weighted average exercise price of $16.01 and $15.50, respectively. We have not granted any stock option awards since 2016. During the three months ended February 29, 2024, a total of 587,703 stock options with a weighted average exercise price of $15.03 were exercised. As of February 29, 2024, stock options outstanding and stock options exercisable each had a weighted average remaining contractual life of 2.4 years. As all outstanding stock options have been fully vested since 2019, there was no stock-based compensation expense associated with stock options for the three-month periods ended February 29, 2024 and February 28, 2023. Stock options outstanding and stock options exercisable each had an aggregate intrinsic value of $26.3 million at February 29, 2024. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards. From time to time, we grant restricted stock and PSUs to various employees as a compensation benefit. We recognized total compensation expense of $7.9 million and $5.9 million for the three months ended February 29, 2024 and February 28, 2023, respectively, related to restricted stock and PSUs.
20.Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Summary of cash and cash equivalents at end of period:
Homebuilding	$668,084	$260,127
Financial services	211	700
Total	$668,295	$260,827
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2,886	$12,598
Income taxes paid	540	408
Supplemental disclosures of non-cash activities:
Inventories acquired through seller financing	3,149	—
Increase (decrease) in consolidated inventories not owned	(1,599)	5,596
Increase in inventories due to distributions of land and land development from an unconsolidated joint venture	2,147	2,963
21. Subsequent Event
In pursuing strategic e-commerce opportunities in the late-1990s, we made investments in certain technology businesses through separate limited liability companies (“LLCs”) established to hold each such investment. Among these businesses, we invested through the relevant LLC approximately $1.8 million in a privately held technology company, accounted for under the cost method. The investment was subsequently written off in 2001-2002, along with the other e-commerce business investments, as it was determined not to be recoverable due to the then-extended technology industry downturn and related severe stock market correction. The investee company subsequently developed a viable business providing online listing and, over time, other marketing services designed specifically for promoting new home communities that we and other homebuilders, which comprised the company’s shareholders, found to be useful.
On March 1, 2024, substantially all the assets of this investee company, in which we had an approximately 13.5% aggregate indirect ownership interest, were sold to a privately held buyer. From the sale and certain related transactions, we received approximately $1.7 million in cash along with equity interests in the privately held buyer. We may receive additional nominal cash proceeds in later periods upon the expiration, and subject to the terms, of certain sale transaction-related escrows. We are in the process of evaluating the fair value of the equity interests, as there are no quoted prices for identical or similar assets, and determining the resulting gain from this transaction, which we expect to record in our 2024 second quarter. In addition, we received a proportionate indirect equity interest in a privately held entity to which the investee company distributed certain assets prior to completing the sales transaction.

Certain of our current and former executives are eligible to receive a portion of the cash proceeds from the sale transaction, including any later distributions from the sale transaction-related escrows, pursuant to nominal interests they acquired in the relevant LLC in 2000 under an incentive program. This includes our chairman and chief executive officer, who represented our ownership interest as a member of the privately held technology company’s board of directors (without compensation from us or the company) from 2006 through to the time of the sale transaction, and our executive vice president, real estate and business development. The program is described in the Proxy Statement for our 2001 Annual Meeting of Stockholders and provides for certain distributions to the eligible executives in accordance with their proportionate share in the LLC. The timing and manner of such distributions are also subject to certain terms and conditions. In addition, per their LLC interests, the eligible executives are entitled to their proportionate share of future proceeds, if any, associated with the equity interests we received.
For the years ended November 30, 2023, 2022 and 2021, we paid the investee company $2.3 million, $1.1 million and $.8 million, respectively, for marketing services related to our new home communities. As part of the sale transaction, we agreed to continue to use such services for a five-year period.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding and financial services operations. The following table presents a summary of our consolidated results of operations (dollars in thousands, except per share amounts):

	Three Months Ended
	February 29, 2024	February 28, 2023	Variance
Revenues:
Homebuilding	$1,461,698	$1,378,537	6%
Financial services	6,068	5,777	5
Total revenues	$1,467,766	$1,384,314	6%
Pretax income:
Homebuilding	$163,088	$156,199	4%
Financial services	11,577	6,001	93
Total pretax income	174,665	162,200	8
Income tax expense	(36,000)	(36,700)	2
Net income	$138,665	$125,500	10%
Diluted earnings per share	$1.76	$1.45	21%
We generated solid results in our 2024 first quarter, including year-over-year expansion in deliveries, revenues, net income and diluted earnings per share, and a significant increase in our net orders. This performance principally reflected healthy housing market conditions, including a decline in mortgage interest rates since the 2023 fourth quarter, favorable demographic trends, the long-term underproduction of new homes relative to population growth, constrained resale home inventory and demand for homes at our price points. We also continued to employ targeted sales strategies during the quarter, including homebuyer concessions (particularly, mortgage-related concessions such as interest rate buydown or lock programs), to address homebuyer affordability challenges and help drive order activity and minimize cancellations. In this environment, our net orders for the 2024 first quarter rose 55% from the year-earlier quarter, driven by a higher monthly net order pace per community of 4.6, which increased from 2.8 a year ago, partly offset by a 4% year-over-year decrease in our average community count. Net order value for the 2024 first quarter improved 58% year over year to $1.58 billion, reflecting the growth in net orders and a higher average selling price of those orders.
Homebuilding revenues for the three months ended February 29, 2024 were generated from housing revenues and $3.6 million of land sales. Housing revenues of $1.46 billion grew 6% from the year-earlier quarter due to a 9% increase in the number of homes delivered to 3,037, partly offset by a 3% decline in their average selling price to $480,100. Approximately 50% of our homes delivered in the 2024 first quarter were to first-time homebuyers. Homebuilding operating income for the three months ended February 29, 2024 totaled $157.7 million, up slightly from $156.5 million for the year-earlier quarter, and as a percentage of revenues, was 10.8%, compared to 11.4%. Our homebuilding operating income margin for the 2024 first quarter mainly reflected an increase in selling, general and administrative expenses as a percentage of housing revenues due to higher costs associated with a planned increase in our community count during the year as we position our operations for growth. Our housing gross profit margin of 21.5% for the 2024 first quarter was even with the year-earlier quarter. Net income and diluted earnings per share for the three months ended February 29, 2024 increased 10% and 21%, respectively, year over year. Our diluted earnings per share for the 2024 first quarter reflected the favorable impact of our common stock repurchases over the past several quarters.
During the 2024 first quarter, we remained focused on balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context. The significant supply chain disruptions we experienced in recent years have largely subsided, and together with our ongoing initiative to simplify our product offerings, we have maintained the improvement in our construction cycle times that we achieved last year. Reflecting our improved build times, our homes delivered as a percentage of beginning backlog increased to 55% for the 2024 first quarter, from 36% for the year-earlier quarter. Though we are encouraged by our progress, there are some ongoing supply chain-related challenges that could continue to negatively affect our land development and home construction activities, and it is possible they may worsen during this year and/or in later periods.
We believe our strong balance sheet and liquidity position provide us with the flexibility to operate effectively through evolving market conditions in 2024 and pursue our priorities of investing in land and land development to support future growth and returning capital to our stockholders. In the 2024 first quarter, we increased our investments in land and land development to $587.1 million, up 60% from the year-earlier period. We also repurchased approximately 826,663 shares of our common stock during the quarter at a total cost of $50.0 million. With our strong operating cash flow, we ended the 2024 first quarter with total liquidity of $1.75 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility. We had no cash borrowings outstanding under the Credit Facility at February 29, 2024.
Although our ending backlog value at February 29, 2024 decreased 16% year over year to approximately $2.79 billion, we believe we are well-positioned to achieve solid results for the 2024 second quarter and full year, as described below under “Outlook.” On a sequential basis, our ending backlog value increased 5% from the 2023 fourth quarter.
HOMEBUILDING
Financial Results. The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenues:
Housing	$1,458,126	$1,378,537
Land	3,572	—
Total	1,461,698	1,378,537
Costs and expenses:
Construction and land costs
Housing	(1,144,427)	(1,082,821)
Land	(2,101)	—
Total	(1,146,528)	(1,082,821)
Selling, general and administrative expenses	(157,494)	(139,227)
Total	(1,304,022)	(1,222,048)
Operating income	157,676	156,489
Interest income	5,857	467
Equity in loss of unconsolidated joint ventures	(445)	(757)
Homebuilding pretax income	$163,088	$156,199

Homes delivered	3,037	2,788
Average selling price	$480,100	$494,500
Housing gross profit margin as a percentage of housing revenues	21.5%	21.5%
Adjusted housing gross profit margin as a percentage of housing revenues	21.6%	21.8%
Selling, general and administrative expenses as a percentage of housing revenues	10.8%	10.1%
Operating income as a percentage of revenues	10.8%	11.4%
Revenues. Homebuilding revenues for the three months ended February 29, 2024 were comprised of housing revenues and land sale revenues. In the three months ended February 28, 2023, revenues were generated solely from housing operations. Housing revenues for the 2024 first quarter grew 6% from the year-earlier quarter, driven by a 9% increase in the number of homes delivered, partly offset by a 3% decrease in their overall average selling price. The year-over-year growth in the number of homes delivered reflected increases of 5%, 34% and 17% in our West Coast, Southwest and Southeast homebuilding reporting segments, respectively, partly offset by a 7% decrease in our Central segment. The lower overall average selling price primarily reflected product and geographic mix factors, partly offset by a year-over-year decrease in homebuyer concessions we selectively extended to buyers within backlog prior to delivery in conjunction with our targeted sales strategies.

Land sale revenues for the quarter ended February 29, 2024 totaled $3.6 million. There were no land sales in the year-earlier quarter. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our business strategy, the strength and number of developers and other land buyers in particular markets at given points in time, the availability of opportunities to sell land at acceptable prices and prevailing market conditions.
Operating Income. Our homebuilding operating income for the three months ended February 29, 2024 was up slightly year over year, reflecting higher housing gross profits and land sale profits, partly offset by higher selling, general and administrative expenses. Operating income for the 2024 first quarter included inventory-related charges of $1.3 million, compared to $5.3 million in the year-earlier quarter. As a percentage of revenues, our operating income for the three months ended February 29, 2024 was 10.8%, compared to 11.4% for the corresponding 2023 period, mainly due to higher selling, general and administrative expenses as a percentage of housing revenues. Excluding inventory-related charges, our operating income as a percentage of revenues decreased to 10.9% for the 2024 first quarter from 11.7% for the year-earlier quarter.
•Housing Gross Profits – Housing gross profits of $313.7 million for the three months ended February 29, 2024 increased 6% from $295.7 million for the year-earlier period, reflecting an increase in housing revenues with our housing gross profit margin of 21.5% for the 2024 first quarter remaining even with the 2023 first quarter. The housing gross profit margin mainly reflected higher relative construction and land costs and a shift in product and geographic mix, offset by decreases in inventory-related charges and homebuyer concessions. As a percentage of housing revenues, the amortization of previously capitalized interest associated with housing operations, which is included in construction and land costs, was 1.8% and 1.9% for the three months ended February 29, 2024 and February 28, 2023, respectively. Excluding the inventory-related charges associated with housing operations of $1.3 million in the current quarter and $5.3 million in the year-earlier quarter, our adjusted housing gross profit margin for the 2024 first quarter decreased 20 basis points year over year.
The calculation of adjusted housing gross profit margin, which we believe provides a clearer measure of the performance of our business, is described below under “Non-GAAP Financial Measures.”
•Land Sale Profits – Land sale profits totaled $1.5 million for the three months ended February 29, 2024. There were no land sales in the year-earlier period.
•Selling, General and Administrative Expenses – The following table presents the components of our selling, general and administrative expenses (dollars in thousands):

	Three Months Ended
	February 29, 2024	% of Housing Revenues	February 28, 2023	% of Housing Revenues
Marketing expenses	$36,360	2.5%	$33,138	2.4%
Commission expenses (a)	51,830	3.6	46,487	3.4
General and administrative expenses	69,304	4.7	59,602	4.3
Total	$157,494	10.8%	$139,227	10.1%

(a)Commission expenses include sales commissions on homes delivered paid to internal sales counselors and external real estate brokers.
Selling, general and administrative expenses for the three months ended February 29, 2024 increased 13% from the year-earlier quarter. As a percentage of housing revenues, our selling, general and administrative expenses for the 2024 first quarter increased 70 basis points, mainly reflecting higher costs including marketing, advertising and other expenses associated with a planned increase in our community count during the year as we position our operations for growth, and an increase in sales commissions. We also invested in personnel and other resources in alignment with the expected larger scale of our business.
Interest Income/Expense. Interest income, which is generated from short-term investments, increased to $5.9 million for the three months ended February 29, 2024, compared to $.5 million for the year-earlier quarter, reflecting our higher average balance of cash equivalents and a higher interest rate in the 2024 period. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and fluctuations in interest rates.
We incur interest principally from our borrowings to finance land acquisitions, land development, home construction and other operating and capital needs. All interest incurred during the three-month periods ended February 29, 2024 and February 28,

2023 was capitalized as the average amount of our inventory qualifying for interest capitalization was higher than our average debt level for each period. Accordingly, we had no interest expense for these periods. Further information regarding our interest incurred and capitalized is provided in Note 6 – Inventories in the Notes to Consolidated Financial Statements in this report.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.4 million and $.8 million for the three months ended February 29, 2024 and February 28, 2023, respectively. Further information regarding our investments in homebuilding unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.
Net Orders, Cancellation Rates, Backlog and Community Count. The following table presents information about our net orders, cancellation rate, ending backlog and community count (dollars in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Net orders	3,323	2,142
Net order value (a)	$1,582,191	$1,001,868
Cancellation rate (b)	14%	36%
Ending backlog — homes	5,796	7,016
Ending backlog — value	$2,791,744	$3,314,890
Ending community count	238	256
Average community count	240	251
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
Net Orders. Net orders for the 2024 first quarter rose 55% from the year-earlier quarter, reflecting improved demand and a lower cancellation rate. The pace of monthly net orders per community increased to 4.6 in the 2024 first quarter, compared to 2.8 in the corresponding 2023 quarter. We had positive momentum throughout the 2024 first quarter, with monthly net orders increasing sequentially as the quarter progressed. The value of our net orders grew 58% year over year as a result of the growth in net orders and a 2% increase in the average selling price for those homes to $476,100. In the 2024 first quarter, the year-over-year growth in our overall net order value reflected increases in all four homebuilding reporting segments, ranging from 18% in our West Coast segment to 161% in our Central segment.
Our cancellation rate as a percentage of gross orders for the three months ended February 29, 2024 improved from the year-earlier period, reflecting stronger housing market demand in the current period. On a sequential basis, the cancellation rate for the 2024 first quarter improved from 28% in the 2023 fourth quarter.
Backlog. The number of homes in our backlog and our backlog value at February 29, 2024 decreased 17% and 16%, respectively, from February 28, 2023. The year-over-year decline in our overall backlog value at February 29, 2024 reflected decreases in three of our homebuilding reporting segments, ranging from 10% in our Southeast segment to 53% in our Central segment, partly offset by a 20% increase in our West Coast segment. On a sequential basis, the number of homes in our ending backlog and our backlog value each increased 5% from the previous quarter. A portion of the homes in backlog will not result in homes delivered due to cancellations.
Community Count. We use the term “community count” to refer to the number of communities open for sale with at least five homes left to sell at the end of a reporting period. Our average community count for the three months ended February 29, 2024 decreased 4% from the year-earlier period. Our ending community count for the 2024 first quarter was down 7% year over year, as the number of communities selling out exceeded the number of new community openings over the past twelve months. On a sequential basis, our average community count for the 2024 first quarter expanded 2%. In order to drive future community count growth, we increased our investments in land and land development on a year-over-year basis in the 2024 first quarter, and expect to increase our investments on a year-over-year basis in the remaining 2024 quarters, as discussed below under “Liquidity and Capital Resources.”
HOMEBUILDING REPORTING SEGMENTS
Operational Data. The following tables present information about our homes delivered, net orders, cancellation rates as a percentage of gross orders, net order value, average community count and ending backlog (number of homes and value) by homebuilding reporting segment (dollars in thousands):

	Three Months Ended
	Homes Delivered		Net Orders		Cancellation Rates
Segment	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
West Coast	828	786	950	857	13%	20%
Southwest	717	536	698	470	10	26
Central	870	935	1,017	411	15	58
Southeast	622	531	658	404	20	39
Total	3,037	2,788	3,323	2,142	14%	36%

	Net Order Value			Average Community Count
Segment	February 29, 2024	February 28, 2023	Variance	February 29, 2024	February 28, 2023	Variance
West Coast	$633,400	$535,539	18%	73	80	(9)%
Southwest	314,863	177,392	77	44	45	(2)
Central	363,923	139,468	161	77	80	(4)
Southeast	270,005	149,469	81	46	46	—
Total	$1,582,191	$1,001,868	58%	240	251	(4)%

	Backlog – Homes			Backlog – Value
Segment	February 29, 2024	February 28, 2023	Variance	February 29, 2024	February 28, 2023	Variance
West Coast	1,667	1,358	23%	$1,100,889	$918,535	20%
Southwest	1,360	1,626	(16)	608,455	686,101	(11)
Central	1,414	2,465	(43)	505,194	1,069,380	(53)
Southeast	1,355	1,567	(14)	577,206	640,874	(10)
Total	5,796	7,016	(17)%	$2,791,744	$3,314,890	(16)%
The composition of our homes delivered, net orders and backlog shifts with the product and geographic mix of our active communities and the corresponding average selling prices of the homes ordered and/or delivered at these communities in any particular period, changing as new communities open and existing communities wind down or sell out in the ordinary course. In addition, with our Built to Order® business model, the selling prices of individual homes within a community may vary due to differing lot sizes and locations, home square footage, product premiums and the design studio options and upgrades buyers select in the community. These intrinsic variations in our business limit the comparability of our homes delivered, net orders and backlog, as well as their corresponding values, between sequential and year-over-year periods, in addition to the effect of prevailing economic or housing market conditions in or across any particular periods.
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

In addition to the results of our homebuilding reporting segments presented below, our consolidated homebuilding operating income includes the results of Corporate and other, a non-operating segment. Corporate and other had operating losses of $35.1 million and $30.2 million in the three months ended February 29, 2024 and February 28, 2023, respectively.
The financial results of our homebuilding reporting segments for the three-month periods ended February 29, 2024 and February 28, 2023 were negatively impacted to varying degrees by homebuyer concessions we selectively extended to buyers in conjunction with our targeted sales strategies, as well as product and geographic mix shifts of homes delivered.
West Coast. The following table presents financial information related to our West Coast segment (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2024	February 28, 2023	Variance
Revenues	$558,302	$540,019	3%
Construction and land costs	(447,433)	(441,186)	(1)
Selling, general and administrative expenses	(44,738)	(38,613)	(16)
Operating income	$66,131	$60,220	10%

Homes delivered	828	786	5%
Average selling price	$673,800	$687,000	(2)%
Operating income as a percentage of revenues	11.8%	11.2%	60	bps
In the 2024 first quarter, this segment’s revenues were comprised of housing revenues and land sale revenues. In the 2023 first quarter, revenues were generated solely from housing operations. Housing revenues for the three months ended February 29, 2024 grew 3% from the year-earlier period to $557.9 million due to an increase in the number of homes delivered, partially offset by a decrease in their average selling price. Operating income for the three months ended February 29, 2024 was up year over year, reflecting higher housing gross profits, partly offset by increased selling, general and administrative expenses. Operating income as a percentage of revenues for the 2024 first quarter increased from the year-earlier quarter, primarily due to a 150 basis-point increase in the housing gross profit margin to 19.8%, partly offset by a 90 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 8.0%. The year-over-year expansion in the housing gross profit margin for the three months ended February 29, 2024 mainly reflected lower relative construction and land costs. In the three months ended February 29, 2024, inventory-related charges associated with housing operations were $1.3 million, compared to $.9 million in the year-earlier period. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months ended February 29, 2024 reflected higher costs including marketing and other expenses associated with a planned increase in our community count in this segment during the year, and an increase in sales commissions.
Southwest. The following table presents financial information related to our Southwest segment (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2024	February 28, 2023	Variance
Revenues	$323,125	$239,587	35%
Construction and land costs	(244,491)	(177,003)	(38)
Selling, general and administrative expenses	(22,870)	(18,466)	(24)
Operating income	$55,764	$44,118	26%

Homes delivered	717	536	34%
Average selling price	$450,700	$447,000	1%
Operating income as a percentage of revenues	17.3%	18.4%	(110)	bps
The year-over-year growth in this segment’s revenues for the three months ended February 29, 2024 reflected increases in both the number of homes delivered and their average selling price. Operating income for the three months ended February 29, 2024 rose from the corresponding year-earlier period due to higher housing gross profits, partly offset by increased selling, general and administrative expenses. As a percentage of revenues, this segment’s operating income for the 2024 first quarter declined from the year-earlier quarter, reflecting a 180 basis-point decrease in the housing gross profit margin to 24.3%, partly offset by a 70 basis-point decrease in selling, general and administrative expenses as a percentage of housing revenues to 7.0%. The year-over-year decline in the housing gross profit margin for the three months ended February 29, 2024 was mainly due to higher construction and land costs and a product and geographic mix shift of homes delivered, partly offset by a decrease in homebuyer concessions and increased operating leverage from higher housing revenues. The year-over-year decrease in selling, general and administrative expenses as a percentage of housing revenues for the three months ended February 29, 2024 primarily reflected increased operating leverage from higher housing revenues, partly offset by higher costs including marketing and other expenses associated with a planned increase in our community count in this segment during the year, and an increase in sales commissions.
Central. The following table presents financial information related to our Central segment (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2024	February 28, 2023	Variance
Revenues	$320,484	$389,951	(18)%
Construction and land costs	(249,840)	(297,286)	16
Selling, general and administrative expenses	(32,073)	(33,839)	5
Operating income	$38,571	$58,826	(34)%

Homes delivered	870	935	(7)%
Average selling price	$364,700	$417,100	(13)%
Operating income as a percentage of revenues	12.0%	15.1%	(310)	bps
In the 2024 first quarter, this segment’s revenues were comprised of housing revenues and land sale revenues. In the 2023 first quarter, revenues were generated solely from housing operations. Housing revenues for the three months ended February 29, 2024 were $317.3 million, down 19% from the year-earlier period, reflecting decreases in both the number of homes delivered and their average selling price. Operating income for the 2024 first quarter declined from the year-earlier quarter due to lower housing gross profits, partly offset by lower selling, general and administrative expenses and current-quarter land sale profits of $1.1 million. This segment’s operating income as a percentage of revenues for the three months ended February 29, 2024 was down from the year-earlier period primarily due to a 190 basis-point decline in the housing gross profit margin to 21.9% and a 140 basis-point increase in selling, general and administrative expenses as a percentage of housing revenues to 10.1%. The year-over-year decrease in the housing gross profit margin for the three months ended February 29, 2024 primarily reflected higher relative construction and land costs, a product and geographic mix shift of homes delivered, an increase in homebuyer concessions and reduced operating leverage from lower housing revenues. The year-over-year increase in selling, general and administrative expenses as a percentage of housing revenues for the three months ended February 29, 2024 was primarily due to higher costs including marketing, advertising and other expenses associated with a planned increase in our community count in this segment during the year, an increase in sales commissions and reduced operating leverage from lower housing revenues.

Southeast. The following table presents financial information related to our Southeast segment (dollars in thousands, except average selling price):

	Three Months Ended
	February 29, 2024	February 28, 2023	Variance
Revenues	$259,787	$208,980	24%
Construction and land costs	(203,791)	(165,056)	(23)
Selling, general and administrative expenses	(23,731)	(20,399)	(16)
Operating income	$32,265	$23,525	37%

Homes delivered	622	531	17%
Average selling price	$417,700	$393,600	6%
Operating income as a percentage of revenues	12.4%	11.3%	110	bps

This segment’s revenues for the three months ended February 29, 2024 grew year over year as a result of increases in both the number of homes delivered and their average selling price. Operating income for the 2024 first quarter increased from the year-earlier quarter, reflecting higher housing gross profits, partly offset by higher selling, general and administrative expenses. As a percentage of revenues, operating income for the 2024 first quarter increased from the year-earlier quarter mainly due to a 60 basis-point increase in the housing gross profit margin to 21.6% and a 50 basis-point improvement in selling, general and administrative expenses as a percentage of housing revenues to 9.2%. The year-over-year expansion in the housing gross profit margin for the three months ended February 29, 2024 primarily reflected the absence of inventory-related charges in the current quarter, compared to $3.5 million of such charges in the year-earlier period, a decrease in homebuyer concessions and improved operating leverage from higher housing revenues, partly offset by higher construction and land costs. The year-over-year decrease in selling, general and administrative expenses as a percentage of housing revenues for the three months ended February 29, 2024 was primarily due to improved operating leverage from higher housing revenues, partly offset by higher costs including marketing, advertising and other expenses associated with a planned increase in our community count in this segment during the year, and an increase in sales commissions.
FINANCIAL SERVICES REPORTING SEGMENT
The following table presents a summary of selected financial and operational data for our financial services reporting segment (dollars in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenues	$6,068	$5,777
Expenses	(1,546)	(1,358)
Equity in income of unconsolidated joint venture	7,055	1,582
Pretax income	$11,577	$6,001

Total originations (a):
Loans	2,146	1,816
Principal	$840,566	$726,665
Percentage of homebuyers using KBHS	85%	79%
Average FICO score	743	733

Loans sold (a):
Loans sold to GR Alliance	2,239	1,828
Principal	$886,241	$741,468
Loans sold to third parties	37	91
Principal	$14,153	$32,242
(a)Loan originations and sales occurred within KBHS.
Revenues. Financial services revenues for the three months ended February 29, 2024 rose from the year-earlier period due to increases in both title services revenues and insurance commissions.
Pretax income. Financial services pretax income for the three months ended February 29, 2024 grew 93% from the year-earlier period, mainly due to an increase in the equity in income of our unconsolidated joint venture, KBHS. In the 2024 first quarter, the equity in income of our unconsolidated joint venture increased to $7.1 million, from $1.6 million in the year-earlier quarter, due to an increase in KBHS’ income. The year-over-year increase in KBHS’ income was due to gains of $2.9 million in the fair value of IRLCs in the current quarter, compared to $1.5 million of losses in the fair value of IRLCs in the year-earlier quarter. Also contributing to the year-over-year increase in KBHS’ income was the higher principal amount of loans originated, as more homes were delivered in the current period and 85% of the buyers financing their home purchases used KBHS, up from 79% in the year-earlier quarter. Further information regarding our investments in unconsolidated joint ventures is provided in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report.

INCOME TAXES
Income Tax Expense. Our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Income tax expense	$36,000	$36,700
Effective tax rate	20.6%	22.6%
Our effective tax rate for the three months ended February 29, 2024 decreased from the year-earlier period, mainly due to a $3.4 million increase in excess tax benefits related to stock-based compensation and a $.6 million decrease in nondeductible executive compensation expense, partly offset by a $1.6 million decrease in the Section 45L tax credits we recognized primarily from building energy-efficient homes.
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
Adjusted Housing Gross Profit Margin. The following table reconciles our housing gross profit margin calculated in accordance with GAAP to the non-GAAP financial measure of our adjusted housing gross profit margin (dollars in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Housing revenues	$1,458,126	$1,378,537
Housing construction and land costs	(1,144,427)	(1,082,821)
Housing gross profits	313,699	295,716
Add: Inventory-related charges (a)	1,298	5,289
Adjusted housing gross profits	$314,997	$301,005

Housing gross profit margin as a percentage of housing revenues	21.5%	21.5%
Adjusted housing gross profit margin as a percentage of housing revenues	21.6%	21.8%
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
We ended the 2024 first quarter with total liquidity of $1.75 billion, including cash and cash equivalents and $1.08 billion of available capacity under the Credit Facility. Based on our financial position as of February 29, 2024, and our business forecast as discussed below under “Outlook,” we have no material concerns related to our liquidity. We believe that our existing cash and cash equivalents, our anticipated cash flows from operations and amounts available under our Credit Facility will be sufficient to fund our anticipated operating and land-related investment needs for at least the next 12 months.
Cash Requirements. In the three months ended February 29, 2024, there have been no significant changes in our cash requirements from those reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2023.
Investments in Land and Land Development. Our investments in land and land development for the three months ended February 29, 2024 increased 60% to $587.1 million, compared to $367.0 million for the year-earlier period. Land acquisition expenditures, which are included in our investments in land and land development, increased to $214.4 million in the three months ended February 29, 2024, from $50.0 million in the corresponding period of 2023. Approximately 37% of our total investments for the three months ended February 29, 2024 related to land acquisitions, compared to approximately 14% in the prior-year period. While we made strategic investments in land and land development in each of our homebuilding reporting segments during the three months ended February 29, 2024 and February 28, 2023, approximately 50% and 53%, respectively, of these investments for each period were made in our West Coast homebuilding reporting segment.
For the remainder of 2024, we intend to continue to invest in and develop land positions within attractive submarkets and selectively acquire or control additional land that meets our investment standards. While we expect our land acquisition activity to increase on a year-over-year basis in the remaining 2024 quarters, our investments in land and land development in the future will depend significantly on market conditions and available opportunities that meet our investment return standards.
The following table presents the number of lots we owned or controlled under land option contracts and other similar contracts and the carrying value of inventory by homebuilding reporting segment (dollars in thousands):

	February 29, 2024		November 30, 2023		Variance
Segment	Lots	Carrying Value	Lots	Carrying Value	Lots	Carrying Value
West Coast	17,926	$2,546,929	18,220	$2,455,336	(294)	$91,593
Southwest	7,150	835,212	7,017	830,514	133	4,698
Central	16,559	905,498	17,328	942,168	(769)	(36,670)
Southeast	13,874	955,942	13,411	905,628	463	50,314
Total	55,509	$5,243,581	55,976	$5,133,646	(467)	$109,935

The carrying value of lots we owned or controlled under land option contracts and other similar contracts at February 29, 2024 increased 2% from November 30, 2023, reflecting land investments during the three months ended February 29, 2024, partly offset by homes delivered and our abandonment of 1,439 previously controlled lots. The number of lots we owned or controlled as of February 29, 2024 was essentially even with November 30, 2023. The number of lots in inventory as of February 29, 2024 included 6,885 lots under contract where the associated deposits were refundable at our discretion, compared to 6,260 of such lots at November 30, 2023. Our lots controlled under land option contracts and other similar contracts as a percentage of total lots was 28% at February 29, 2024, compared to 27% at November 30, 2023. Generally, this percentage fluctuates with our decisions to control (or abandon) lots under land option contracts and other similar contracts or to purchase (or sell owned) lots based on available opportunities and our investment return standards.
Land Option Contracts and Other Similar Contracts. As discussed in Note 8 – Variable Interest Entities in the Notes to Consolidated Financial Statements in this report, our land option contracts and other similar contracts generally do not contain provisions requiring our specific performance. Our decision to exercise a particular land option contract or other similar contract depends on the results of our due diligence reviews and ongoing market and project feasibility analysis that we conduct after entering into such a contract. In some cases, our decision to exercise a land option contract or other similar contract may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the underlying land by a pre-determined date. We typically have the ability not to exercise our rights to the underlying land for any reason and, if applicable, forfeit our deposits without further penalty or obligation to the sellers. If we were to acquire all the land we had under land option contracts and other similar contracts at February 29, 2024, we estimate the remaining purchase price to be paid would be as follows: 2024 – $596.8 million; 2025 – $354.4 million; 2026 – $206.8 million; 2027 – $59.5 million; 2028 – $63.9 million; and thereafter – $0.
Liquidity. The table below summarizes our cash and cash equivalents, and total liquidity (in thousands):

	February 29, 2024	November 30, 2023
Cash and cash equivalents	$668,084	$727,076
Credit Facility commitment	1,090,000	1,090,000
Letters of credit outstanding under the Credit Facility	(6,650)	(6,650)
Credit Facility availability	1,083,350	1,083,350
Total liquidity	$1,751,434	$1,810,426
Our cash equivalents at February 29, 2024 and November 30, 2023 were mainly invested in interest-bearing bank deposit accounts and money market funds.
Capital Resources. Our notes payable consisted of the following (in thousands):

	February 29, 2024	November 30, 2023	Variance
Term Loan	$358,323	$358,156	$167
Senior notes	1,328,366	1,327,934	432
Mortgages and land contracts due to land sellers and other loans	6,040	3,808	2,232
Total	$1,692,729	$1,689,898	$2,831
Our financial leverage, as measured by the ratio of debt to capital, was 30.4% at February 29, 2024, compared to 30.7% at November 30, 2023. On a year-over-year basis, our debt to capital ratio improved 220 basis points from 32.6%. The ratio of debt to capital is calculated by dividing notes payable by capital (notes payable plus stockholders’ equity).
LOC Facility. We maintain the LOC Facility to obtain letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on February 18, 2027, we may issue up to $75.0 million of letters of credit. As of February 29, 2024 and November 30, 2023, we had letters of credit outstanding under the LOC Facility of $25.5 million and $12.5 million, respectively.
Performance Bonds. As discussed in Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we had $1.30 billion and $1.32 billion of performance bonds outstanding at February 29, 2024 and November 30, 2023, respectively.

Unsecured Revolving Credit Facility. We have a $1.09 billion Credit Facility that will mature on February 18, 2027. The Credit Facility contains an uncommitted accordion feature under which its aggregate principal amount of available loans can be increased to a maximum of $1.29 billion under certain conditions, including obtaining additional bank commitments. The amount of the Credit Facility available for cash borrowings and the issuance of letters of credit depends on the total cash borrowings and letters of credit outstanding under the Credit Facility and the maximum available amount under the terms of the Credit Facility. As of February 29, 2024, we had no cash borrowings and $6.7 million of letters of credit outstanding under the Credit Facility. The Credit Facility is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
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
The covenants and other requirements under the Credit Facility and the Term Loan represent the most restrictive covenants that we are subject to with respect to our notes payable. The following table summarizes the financial covenants and other requirements under the Credit Facility and the Term Loan, and our actual levels or ratios (as applicable) with respect to those covenants and other requirements, in each case as of February 29, 2024:

Financial Covenants and Other Requirements	Covenant Requirement		Actual
Consolidated tangible net worth	>	$2.87 billion	$3.84 billion
Leverage Ratio	<	.600	.308
Interest Coverage Ratio (a)	>	1.500	10.661
Minimum liquidity (a)	>	$86.6 million	$668.1 million
Investments in joint ventures and non-guarantor subsidiaries	<	$873.1 million	$359.1 million
Borrowing base in excess of borrowing base indebtedness (as defined)		n/a	$2.82 billion
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
As of February 29, 2024, we were in compliance with the applicable terms of all of our covenants and other requirements under the Credit Facility, the Term Loan, the senior notes, the indenture, the LOC Facility and the mortgages and land contracts due to land sellers and other loans. Our ability to access the Credit Facility for cash borrowings and letters of credit and our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. Our ability to access the Credit Facility’s full borrowing capacity, as well as the LOC Facility’s full issuance capacity, also depends on the ability and willingness of the applicable lenders and financial institutions, including any substitute or additional lenders and financial institutions, to meet their commitments to fund loans, extend credit or provide payment guarantees to or for us under those instruments.
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
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 29, 2024, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $6.0 million, secured primarily by the underlying property, which had an aggregate carrying value of $19.6 million.
Senior Unsecured Term Loan. We have a $360.0 million Term Loan with the lenders party thereto that will mature on August 25, 2026, or earlier if we secure borrowings under the Credit Facility without similarly securing the Term Loan (subject to certain exceptions). The Term Loan is further described in Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report.
Unconsolidated Joint Ventures. As discussed in Note 9 – Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report, we have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. As of February 29, 2024, one of our unconsolidated joint ventures had borrowings outstanding under a revolving line of credit with a third-party lender and secured by the underlying property and related project assets. None of our other unconsolidated joint ventures had outstanding debt at February 29, 2024.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In March 2024, S&P Global Ratings upgraded our corporate credit rating to BB+ from BB and maintained its rating outlook at stable.
Consolidated Cash Flows. The following table presents a summary of net cash provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Net cash provided by (used in):
Operating activities	$28,518	$93,917
Investing activities	(12,592)	(16,961)
Financing activities	(74,973)	(146,327)
Net decrease in cash and cash equivalents	$(59,047)	$(69,371)
Operating Activities. Generally, our net operating cash flows fluctuate mainly based on changes in our inventories and our profitability. Our net cash provided by operating activities for the three months ended February 29, 2024 mainly reflected net income of $138.7 million and a net decrease in receivables of $10.1 million, partly offset by a net increase in inventories of $107.5 million and a net decrease in accounts payable, accrued expenses and other liabilities of $38.5 million. In the three months ended February 28, 2023, our net cash provided by operating activities primarily reflected net income of $125.5 million and a net decrease in inventories of $101.3 million, partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $131.7 million and a net increase in receivables of $25.3 million.
Investing Activities. In the three months ended February 29, 2024, our uses of cash included $9.5 million for net purchases of property and equipment and $3.1 million for contributions to unconsolidated joint ventures. In the three months ended February 28, 2023, the net cash used for investing activities reflected $13.2 million for contributions to unconsolidated joint ventures and $8.8 million for net purchases of property and equipment. The cash used was partially offset by a $5.1 million return of investments in unconsolidated joint ventures.
Financing Activities. In the three months ended February 29, 2024, our uses of cash included stock repurchases of $50.0 million, tax payments associated with stock-based compensation awards of $16.5 million, dividend payments on our common stock of $16.4 million, and payments on mortgages and land contracts due to land sellers and other loans of $.9 million. The cash used was partly offset by $8.8 million of issuances of common stock under employee stock plans. In the three months ended February 28, 2023, our uses of cash included stock repurchases of $75.0 million, net repayments under the Credit Facility of $50.0 million, dividend payments on our common stock of $12.5 million, tax payments associated with stock-based compensation awards of $9.7 million and payments on mortgages and land contracts due to land sellers and other loans of $.2 million. The cash used was partially offset by $1.1 million of issuances of common stock under employee stock plans.
Dividends. In the 2024 first quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.20 per share. In the 2023 first quarter, our board of directors declared, and we paid, a quarterly cash dividend on our common stock of $.15 per share. The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our board of directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. As 2024 progresses, we expect to use or redeploy our cash resources or cash borrowings under the Credit Facility primarily to position our operations for growth within the context of prevailing market conditions. During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or equity securities or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Credit Facility or the LOC Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities or loans to mature or expire. Our intended uses of our cash resources or cash borrowings, and ability to engage in any of the transactions described in the foregoing two sentences, may be constrained by volatile or tight economic, capital, credit and/or financial market conditions or other factors, including those described below under “Outlook,” and/or our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
Supplemental Guarantor Financial Information
As of February 29, 2024, we had $1.34 billion in aggregate principal amount of outstanding senior notes, no borrowings outstanding under the Credit Facility and $360.0 million in aggregate principal amount of borrowings outstanding under the Term Loan. Our obligations to pay principal and interest on the senior notes and borrowings, if any, under the Credit Facility and the Term Loan are guaranteed on a joint and several basis by our Guarantor Subsidiaries. Our other subsidiaries, including all of our subsidiaries associated with our financial services operations, do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”), although we may cause a Non-Guarantor Subsidiary to become a Guarantor Subsidiary if we believe it to be in our or the relevant subsidiary’s best interest. See Note 14 – Notes Payable in the Notes to Consolidated Financial Statements in this report for additional information regarding the terms of our senior notes, the Credit Facility and the Term Loan.
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

	February 29, 2024	November 30, 2023
Summarized Balance Sheet Data (in thousands)
Assets
Cash	$631,841	$683,323
Inventories	4,692,961	4,599,468
Amounts due from Non-Guarantor Subsidiaries	532,770	534,865
Total assets	6,456,135	6,367,410

Liabilities and Stockholders’ Equity
Notes payable	$1,692,729	$1,689,898
Amounts due to Non-Guarantor Subsidiaries	348,623	338,390
Total liabilities	2,872,845	2,834,555
Stockholders’ equity	3,583,290	3,532,855

Three Months Ended February 29, 2024
Summarized Statement of Operations Data (in thousands)
Revenues	$1,330,420
Construction and land costs	(1,041,327)
Selling, general and administrative expenses	(152,241)
Interest income from Non-Guarantor Subsidiaries	7,097
Pretax income	149,575
Net income	118,275
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 29, 2024 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended November 30, 2023.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Outlook
Since our 2023 fiscal year ended, housing demand has improved largely in conjunction with a decline in mortgage interest rates since the 2023 fourth quarter and has been supported by positive factors, such as favorable demographic trends, the long-term underproduction of new homes relative to population growth, constrained resale home inventory and demand for homes at our price points. Our 3,323 net orders for the 2024 first quarter were up 55% from the year-earlier quarter and we improved our pace to 4.6 monthly net orders per community, compared to 2.8 a year ago. This positive momentum in our net orders has continued into the 2024 second quarter to date and we believe we are well-positioned to capitalize on it given our commitment to offering homebuyers the ability to personalize their home, our well-designed products and attractive price points, as well as our expanding community count. At the same time, there is uncertainty regarding the near-term direction of mortgage interest rates, inflation, consumer confidence and the overall economy, and the degree to which these factors, individually or collectively, may impact housing affordability and demand for our homes in the remainder of 2024 and beyond.
We plan to continue to focus on generating cash flows from our homebuilding operations and on balancing pace, price and construction starts at each community to optimize our return on each inventory asset within its market context. We anticipate the pricing adjustments and other homebuyer concessions we have selectively extended to buyers since the 2022 second half will negatively impact the average selling price of homes delivered in the remainder of 2024. Our use of such concessions in the remaining quarters of 2024 will depend on, among other things, market dynamics, including mortgage interest rates and overall housing affordability, as well as community-specific considerations, including the size and construction stage of the backlog, net order pace and lots remaining available for sale.
With our strong balance sheet and liquidity position, we believe we can operate effectively through evolving market conditions in 2024 and continue to prioritize investing in land acquisition and development to support future growth, as well as returning capital to our stockholders. While we expect our land acquisition activity to increase during the remainder of 2024 as compared to the corresponding period of 2023, our investments in land and land development will depend significantly on market conditions and available opportunities that meet our investment return standards.
We ended the 2024 first quarter with $113.6 million remaining under our current board of directors share repurchase authorization. This provides us the opportunity to continue to repurchase our common stock in 2024, with the volume and timing based on considerations of our operating cash flow, liquidity outlook, land investment opportunities and needs, the market price of our common stock, and the housing market and general economic conditions.
We plan to continue to balance pace, price and construction starts at each community to optimize our return on each inventory asset within its market context, leveraging our differentiated, highly customer-centric Built to Order business model and operational capabilities to help effectively meet evolving consumer preferences and budgets, and shifts in demand arising from, among other things, additional increases in mortgage interest rates and/or softening economic conditions. With our backlog value of $2.79 billion at February 29, 2024, we believe we can achieve our projected results for 2024, subject to the factors and risks described in this report. Our present outlook for the 2024 second quarter and the 2024 full year as to certain metrics is as follows:
2024 Second Quarter
•We expect to generate housing revenues in the range of $1.60 billion to $1.70 billion, compared to $1.76 billion for the corresponding 2023 period, and anticipate our average selling price to be approximately $483,000, compared to $479,500 in the year-earlier period.
•We expect our homebuilding operating income margin will be in the range of 10.1% to 10.5%, assuming no inventory-related charges, compared to 11.7% for the year-earlier quarter.
•We expect our housing gross profit margin will be in the range of 20.5% to 21.0%, assuming no inventory-related charges, compared to 21.4% for the corresponding 2023 quarter.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 10.5%, compared to 9.6% in the 2023 second quarter.
•We expect our effective tax rate will be approximately 24%, essentially the same as the year-earlier quarter.
•We expect our ending community count will be around 250, a sequential increase of about 5%, and our average community count will be 244.
2024 Full Year
•We expect our housing revenues to be in the range of $6.50 billion to $6.90 billion, an increase from $6.37 billion for 2023.
•We expect our average selling price to be in the range of $480,000 to $490,000, compared to $481,300 for 2023.
•We expect our homebuilding operating income margin as a percentage of revenues to be in the range of 10.9% to 11.3%, assuming no inventory-related charges, compared to 11.4% for 2023.
•We expect our housing gross profit margin to be in the range of 21.0% to 21.4%, assuming no inventory-related charges, compared to 21.4% for 2023.
•We expect our selling, general and administrative expenses as a percentage of housing revenues to be approximately 10.2%, compared to 9.9% for 2023.
•We expect our effective tax rate to be approximately 23.0%, compared to 23.5% for 2023.

•We expect our ending community count to be about 260, up 7%, compared to 242 for 2023.
In addition to factors discussed elsewhere in this report, our future performance and the strategies we implement (and adjust or refine as necessary or appropriate) will depend significantly on prevailing economic, employment, homebuilding industry and capital, credit and financial market conditions and on a fairly stable and constructive political and regulatory environment (particularly in regard to housing and mortgage loan financing policies). For instance, the Federal Reserve’s aggressive raising of the federal funds interest rate and other measures during 2022 and 2023 to moderate persistent U.S. inflation created significant and ongoing headwinds for the housing market, tempering consumer demand for homes and disrupting credit and lending markets. While the Federal Reserve is expected to lower interest rates in 2024, we cannot provide any assurance it will or that any interest rate reduction(s) will positively affect demand or our business, results of operations or consolidated financial statements. In addition, while we experienced improvement with respect to supply chain-related disruptions as described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe they could persist to a certain degree during 2024. The potential extent and effect of these factors on our business is highly uncertain, unpredictable and outside our control, and our past performance, including in the 2024 first quarter, should not be considered indicative of our future results on any metric or set of metrics, including, but not limited to, our net orders, backlog, revenues and returns.
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
•consumer and producer price inflation;

•changes in interest rates, including those set by the Federal Reserve, which the Federal Reserve has increased sharply over the past two years and may further increase to moderate inflation, and those available in the capital markets or from financial institutions and other lenders, and applicable to mortgage loans;
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
•disruptions in world and regional trade flows, economic activity and supply chains due to the military conflict and other attacks in the Middle East region and military conflict in Ukraine, including those stemming from wide-ranging sanctions the U.S. and other countries have imposed or may further impose on Russian business sectors, financial organizations, individuals and raw materials, the impact of which may, among other things, increase our operational costs, exacerbate building materials and appliance shortages and/or reduce our revenues and earnings;
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
•costs and/or charges arising from regulatory compliance requirements, including the costs to implement recent federal and state climate-related disclosure rules, or from legal, arbitral or regulatory proceedings, investigations, claims or settlements, including unfavorable outcomes in any such matters resulting in actual or potential monetary damage awards, penalties, fines or other direct or indirect payments, or injunctions, consent decrees or other voluntary or involuntary restrictions or adjustments to our business operations or practices that are beyond our current expectations and/or accruals;
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
Please see our Annual Report on Form 10-K for the year ended November 30, 2023 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since November 30, 2023. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended November 30, 2023.
Item 4.Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2024.
We have invested significant resources over the past few years to develop and implement a new custom enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational and administrative activities. While the implementation is nearly completed, and the new ERP system has become an increasing component of our business, the related internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. We continue to rely upon a combination of our old and new ERP systems for financial statement reporting purposes. Other than the new ERP system implementation, there have been no changes in our internal control over financial reporting during the quarter ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION
Item 1.Legal Proceedings
For a discussion of our legal proceedings, see Note 17 – Legal Matters in the Notes to Consolidated Financial Statements in this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2023. However, we cannot provide any assurance that any such risk factor will not materialize.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of our own equity securities during the three months ended February 29, 2024 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
December 1-31	—	$—	$—	$163,562
January 1-31	—	—	—	163,562
February 1-29	1,085,140	61.29	50,000	113,562
Total	1,085,140	$61.29	$50,000
(a)    On March 21, 2023, our board of directors authorized us to repurchase up to $500.0 million of our outstanding common stock. As of November 30, 2023, there was $163.6 million of remaining availability under this share repurchase authorization. In the 2024 first quarter, we repurchased 826,663 shares of our common stock on the open market pursuant to this authorization at a total cost of $50.0 million. As of February 29, 2024, we were authorized to repurchase up to $113.6 million of common stock in additional transactions.
The total number of shares purchased and average price paid per share in the above table includes previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of PSUs in February 2024, as described in Note 18 – Stockholders’ Equity in the Notes to Consolidated Financial Statements in this report. These transactions are not considered repurchases under the board of directors’ authorization.
Item 5.Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended February 29, 2024, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the quarter ended February 29, 2024.

Item 6.Exhibits

Exhibits

22	List of Guarantor Subsidiaries, filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2023 (File No. 001-09195), is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB HOME Registrant

Dated	April 5, 2024	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 5, 2024	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)